Form 10-Q
period 1993-11-30
AAR CORP
filed 1994-01-13
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ______________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ________________


For Quarter Ended   NOVEMBER 30, 1993             Commission file number 1-6263
                 ---------------------------------                      --------

                                    AAR CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     36-2334820
- ----------------------------                ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1111 NICHOLAS BOULEVARD, ELK GROVE VILLAGE, ILLINOIS                  60007
- --------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (708)  439-3939
                                                   -----------------------------

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes      X       No           .
                             -----------     ----------


         (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS)


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under plan confirmed by a court.
                         Yes              No           .
                             ----------      ----------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of share outstanding of each on the issuer's classed of common stock, as of the close of the period covered by this report.


  $1.00   par value,  15,909,216  shares outstanding as of  NOVEMBER 30, 1993 .
- ---------            ------------                          -------------------

                                    AAR CORP.

                                 PART I, ITEM I

                              FINANCIAL INFORMATION


The condensed consolidated financial statements as of November 30, 1993 and 1992 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements as of May 31, 1993 have been derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Effective June 1, 1993, the Company adopted required accounting principles under Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes". These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of November 30, 1993 and the consolidated results of operations and cash flows for the three months and six months ended November 30, 1993 and 1992. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                    AAR CORP.
                      Condensed Consolidated Balance Sheets
                    As of November 30, 1993 and May 31, 1993
                                 (000's omitted)

                                                November 30,    May 31,
                                                    1993         1993
                                                ------------   -----------
                                                 (Unaudited)   (Derived from
                                                               audited financial
                                                               statements)
ASSETS:
Current assets:
 Cash and cash equivalents (Note A)              $  28,654      $  2,255
 Accounts receivable, less allowances
   of $2,000 at each date                           81,447        68,849
 Inventories                                       138,281       139,432
 Equipment on or available for short-term lease     30,700        33,104
 Prepaid income taxes and other                     20,906        21,396
                                                 ---------      --------
   Total current assets                            299,988       265,036
                                                 ---------      --------

Property, plant and equipment, net                  54,066        56,052
                                                 ---------      --------

Other assets:
 Investment in leveraged leases                     30,988        30,210
 Cost in excess of underlying net assets of
   acquired companies                                6,426         6,571
 Prepaid income taxes, retirement benefits, notes
   receivable and other (Notes A and D)             16,768         7,282
                                                 ---------      --------
                                                    54,182        44,063
                                                 ---------      --------

                                                  $408,236      $365,151
                                                 ---------      --------
                                                 ---------      --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Bank loans and current maturities of long-
  term debt                                       $    615      $ 25,025
 Accounts payable                                   43,750        32,525
 Accrued liabilities and taxes on income            15,165        14,087
                                                 ---------      --------
   Total current liabilities                        59,530        71,637
                                                 ---------      --------

Retirement benefit obligation (Notes A and E)        5,000           -
                                                 ---------      --------

Long-term debt, less current maturities (Note C)   115,990        66,298
                                                 ---------      --------
Deferred income taxes (Notes A and D)               40,000        38,000
                                                 ---------      --------

Stockholders' equity:
 Preferred stock, $1.00 par value, authorized
   250 shares; none issued                             -             -
 Common stock, $1.00 par value, authorized
   80,000 shares; issued 16,214 and
   16,205 shares at each date                       16,214        16,205
 Capital surplus                                    81,279        81,172
 Retained earnings                                  98,690        97,637
 Treasury stock, 304 shares at each date, at cost    (3,490)      (3,490)
 Cumulative translation adjustments                 (3,977)       (2,308)
 Minimum pension liability adjustment (Note E)      (1,000)          -
                                                 ---------      --------
                                                   187,716       189,216
                                                 ---------      --------

                                                  $408,236      $365,151
                                                 ---------      --------
                                                 ---------      --------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
                   Condensed Consolidated Statements of Income
          For the three and six months ended November 30, 1993 and 1992
                                   (Unaudited)
                      (000's omitted except per share data)

                                           Three Months Ended Six Months Ended
                                              November 30,       November 30,
                                           ------------------ ----------------
                                               1993    1992      1993    1992
                                           ------------------ ----------------

Net sales                                    $93,185 $101,930 $191,491 $200,002
                                              ------  -------  -------  -------
Costs and operating expenses:
 Cost of sales                                76,561   84,613  156,823  163,584
 Selling, general and administrative          11,596   13,042   24,018   25,720
                                              ------  -------  -------  -------

                                              88,157   97,655  180,841  189,304
                                              ------  -------  -------  -------

Operating income                               5,028    4,275   10,650   10,698

Interest expense                              (2,324)  (2,060)  (4,357)  (4,039)
Interest income (Note D)                         724      160      817      369
                                              ------  -------  -------  -------

Income before provision for income taxes       3,428    2,375    7,110    7,028

Provision for income taxes (Note D)            1,050      800    2,250    2,350
                                              ------  -------  -------  -------

Income before cumulative effect
 of changes in accounting principles           2,378    1,575    4,860    4,678

Cumulative effect of changes in
 accounting principles (Note A):
   Income taxes                                  -        -        900      -
   Postretirement health care benefits,
     net of tax                                  -        -       (890)     -
                                              ------  -------  -------  -------

Net income                                   $ 2,378 $  1,575  $ 4,870  $ 4,678
                                              ------  -------  -------  -------
                                              ------  -------  -------  -------

Net income per share of common stock:
 Income before cumulative effect of changes
   in accounting principles                  $   .15 $    .10  $   .31  $   .30

 Net cumulative effect of changes in accounting
   principles (Note A):
     Income taxes                                -        -        .06      -
     Postretirement health care benefits         -        -       (.06)     -
                                              ------  -------  -------  -------

                                             $   .15 $    .10  $   .31   $  .30
                                              ------  -------  -------  -------
                                              ------  -------  -------  -------

Average shares outstanding                    15,906   15,812   15,903   15,828

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
                 Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended November 30, 1993 and 1992
                                   (Unaudited)
                                 (000's omitted)

                                                              Six Months Ended
                                                                November 30,
                                                            -------------------
                                                              1993       1992
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  4,870   $  4,678
  Adjustments to reconcile net income to net cash
    provided from operating activities:
      Depreciation and amortization                            4,977      5,622
      Cumulative effect of changes in accounting principles:
         Income tax benefit                                     (900)       -
         Postretirement health care benefit expense              890        -
      Leveraged lease income                                    (700)       -
      Change in certain assets and liabilities:
         Accounts receivable                                 (13,120)    15,960
         Inventories                                             488    (18,342)
         Equipment on or available for short-term lease        2,404      3,968
         Prepaid income taxes and other                       (2,472)    (3,594)
         Accounts payable                                     11,355     (3,242)
         Accrued liabilities and taxes on income                 880     (4,771)
                                                             -------    -------

    Net cash provided from
       operating activities                                    8,672        279
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net             (1,960)    (5,953)
  Investment in leveraged leases                                 (78)       436
  Notes receivable and other                                 ( 1,537)      (452)
                                                             -------    -------

    Net cash used in investing activities                    ( 3,575)   ( 5,969)
                                                             -------    -------

    Net cash provided from (used in) operating
      and investing activities                                 5,097    ( 5,690)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Gross proceeds from issurance of long-term
       notes payable                                          50,000        -
  Repayment of bank loans with proceeds
       from issuance of long-term notes payable              (28,200)       -
  Net increase in other borrowings                             3,482     13,209
  Cash dividends                                              (3,817)    (3,798)
  Purchase of treasury stock                                     -       (1,164)
  Other, net                                                     116         85
                                                             -------    -------

    Net cash provided from financing activities               21,581      8,332
                                                             -------    -------

Effect of exchange rate changes on cash                         (279)        (2)
                                                             -------    -------

Increase in cash and cash equivalents                         26,399      2,640

Cash and cash equivalents beginning
  of period                                                    2,255      2,250
                                                             -------    -------

Cash and cash equivalents end
  of period                                                  $28,654    $ 4,890
                                                             -------    -------
                                                             -------    -------


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1993
                (000's omitted except per share and percent data)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 1993, cash equivalents of approximately $26,100 held by the Company principally represent investments in funds holding high-quality commercial paper and U.S. government agency-issued securities. The funds used to acquire these short-term investments represent the remaining proceeds from a public debt offering. The carrying amount of cash equivalents approximates their fair value at November 30, 1993.

INCOME TAXES

Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Prior years' results were not restated. The cumulative effect of the accounting change was a tax benefit of $900 ($.06 per share) recorded in the three month period ended August
31, 1993.   The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method to the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of changes in deferred tax assets and liabilities and tax rates will be recognized in the consolidated results of operations in the period the changes occurred.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective June 1, 1993, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." Prior years' results were not restated. Upon adoption, the Company elected as permitted under SFAS No. 106, to record a one-time transition obligation of $1,350 ($890 after tax or $.06 per share) which represents that portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption. It is important to note the charge to operating results will have no direct impact on cash flows since the Company will continue its current practice of paying benefits when incurred.

                                    AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1993  (Continued)
                (000's omitted except per share and percent data)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The accumulated postretirement benefit obligation of $1,350 primarily represents health and life insurance benefits for current employees and retirees. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 8.0%. The assumed rate of future increases in health care costs was 10.0% in 1993, declining to 6.0% by the year 2004 and remaining at that rate thereafter. A one percent increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $100 as of June 1, 1993 and would not result in a significant change to the annual postretirement benefit expense.


NOTE B - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                            Six Months Ended
                                              November 30,
                                           ------------------
                                            1993        1992
                                           ------      ------
         Interest paid                     $3,730      $4,100
         Income taxes paid                    800       3,300
         Income tax refunds received          260         830

NOTE C - LONG-TERM DEBT

On October 15, 1993, the Company had a public sale of $50,000 of unsecured 7.25% Notes due October 15, 2003 under a debt offering. Interest payments will be made semi-annually on April 15 and October 15. The net proceeds were used to refinance $28,200 of short-term bank borrowings at a weighted average interest rate of 3.8% with the remaining proceeds used to acquire highly liquid investments until such time as the funds are utilized in the Company's business operations.

                                    AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1993  (Continued)
                (000's omitted except per share and percent data)




NOTE D - INCOME TAXES

The following disclosures are in accordance with SFAS No. 109. Prior year amounts have not been restated. The provision for income taxes before the cumulative effect of the change in accounting principle differs from the amount computed by applying the United States statutory Federal income tax rate of 34% for the six month period ended November 30, 1993 for the following reasons:

    Provision for income taxes
     at the Federal statutory rate                     $2,420
       Tax benefits on exempt earnings
        from export sales                                (450)
       State income taxes, net of Federal benefit         130
       Amortization of goodwill                            60
       Other                                               90
                                                        -----
    Provision for income taxes as reported             $2,250
                                                        -----
                                                        -----

    Effective income tax rate                            31.6%
                                                        -----
                                                        -----


The Company believes that its deferred tax assets will be fully realizable, therefore a valuation allowance was not required at November 30, 1993.

The cumulative effect of the non-cash accounting charge for postretirement benefits (health care and pension) was tax benefitted at the Federal Statutory rate of 34%.

The Company recorded interest income of $430 in the three month period ended November 30, 1993, relating to accrued interest due on Federal income tax refunds.


NOTE E - MINIMUM PENSION LIABILITY ADJUSTMENT

The Company recorded a minimum pension liability of $3,650 reported within Retirement benefit obligation in the Condensed Consolidated Balance Sheets with $1,000 charged to Stockholders' equity in accordance with the method of accounting prescribed by SFAS No. 87, "Employers' Accounting for Pensions".
The liability significantly increased recently as the result of the market driven decrease in the discount rate used by the Company to determine pension obligations. The non-cash adjustment did not impact the Company's results of operations.

                                    AAR CORP.

                                 PART I, ITEM II

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                              RESULTS OF OPERATIONS
                (000's omitted except per share and percent data)


NET SALES SUMMARY

THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1993
(as compared with the same period of the prior year)

The Company reports its activities in one business segment: Aviation Services. The following table sets forth net sales for the Company's classes of similar products and services within this segment:

                              Three Months Ended   Six Months Ended
                                 November 30,        November 30,
                              ------------------  ------------------
                                1993      1992      1993      1992
                              --------  --------  --------  --------
Net Sales:
     Trading                  $ 44,223  $ 60,037  $ 94,775  $112,977
     Overhaul                   24,729    24,494    50,812    50,202
     Manufacturing              24,233    17,399    45,904    36,823
                                ------    ------    ------    ------
                              $ 93,185  $101,930  $191,491  $200,002
                                ------   -------   -------   -------
                                ------   -------   -------   -------


COMPARISON OF RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED NOVEMBER 30, 1993
(as compared with the same period of the prior year)

Net income increased by $803, or 51%, albeit on lower sales volume, primarily as the result of improved operating margins. The operating income and margins benefitted from sales mix, improved operating efficiencies and previously implemented cost reductions. Also, additional interest income of $430 from income tax refunds was recorded.

Net sales decreased $8,745, or 8.6%, primarily due to lower sales of major components and aviation fasteners within trading activities, partially offset by increased shipments of manufactured products related to the government's rapid deployment program. Also, certain overhaul activities increased as airline customers outsourced overhaul work as part of ongoing cost containment programs.

The Company's sales order backlog continued to increase during the three-month period as certain operations entered into longer-term customer commitments. The primary contributor to the backlog position was orders for manufactured products related to the government's rapid deployment program.

                                    AAR CORP.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                        RESULTS OF OPERATIONS (Continued)
                (000's omitted except per share and percent data)


SIX MONTH PERIOD ENDED NOVEMBER 30, 1993
(as compared with the same period of the prior year)

Net income increased $192 or 4.1% on a reduction in net sales of $8,511 or 4.3%. Net sales during the period were impacted by the same factors described under the three month results of operations discussed above. Operating income remained level year over year as the Company was able to maintain its gross profit margin by offsetting the competitive pressures of the marketplace with the ongoing benefits of operating efficiencies and cost management, particularly in the second quarter.

Gross profit contribution included $700 of income from a reduction in the interest rate on a non-recourse leveraged lease obligation negotiated by the Company. The effective tax rate reduction from 33.4% to 31.6% was due primarily to increased benefits from export sales.

Effective June 1, 1993, the Company made two required changes in accounting principles. The net cumulative effect of these changes was not material to the results of operations. Specifically, the Company adopted SFAS No. 109, "Accounting for Income Taxes" which resulted in a non-cash income tax benefit of $900 (or $.06 per share) and SFAS No. 106, "Employer's Accounting for Post-retirement Benefits Other Than Pensions" which resulted in a non-cash charge of $1,350 ($890 after tax or $.06 per share).

                                    AAR CORP.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                        FINANCIAL CONDITION AND LIQUIDITY
                          (000's omitted except ratios)


AT NOVEMBER 30, 1993
(as compared with May 31, 1993)

During the six month period ended November 30, 1993, cash provided from operating activities was $8,672, and resulted primarily from increased earnings and effective management of working capital. In addition, in October, 1993, the Company sold $50,000 of unsecured ten-year notes (see Note C in Notes to the Condensed Consolidated Financial Statements). The proceeds were used to refinance $28,200 of short-term bank borrowings. Excess proceeds of $21,800 were invested in highly liquid short-term investments. Operating cash in excess of working capital requirements was used primarily to pay dividends of $3,817.

The Company believes that the combination of cash flow from operating activities and available bank credit lines of $127,300 position the Company to meet its anticipated working capital requirements and to take advantage of business
growth opportunities.   In addition, the Company has a shelf registration
statement on file with the Securities and Exchange Commission for $85,000 of medium or long-term debt securities, which it may issue at its discretion and subject to market conditions.

A summary of key indicators of financial condition and lines of credit follows:

        Description                       November 30, 1993       May 31, 1993
  ------------------------                -----------------       ------------
  Working capital                              $240,458             $193,399

  Current ratio                                   5.0:1                3.7:1

  Bank Credit Lines:
    Borrowings outstanding                     $   -                $ 24,000
    Available but unused lines                  127,300              103,700
                                                -------             -------
                                               $127,300             $127,700
                                                -------             -------
                                                -------             -------
  Long-term debt less current
    maturities                                 $115,990             $ 66,298

  Ratio of long-term debt to
    long-term debt plus
    stockholders' equity                           38.2%                25.9%

                                    AAR CORP.

                                     PART II

                                OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on October 13, 1993, A. Robert Abboud, Ira A. Eichner and Robert D. Judson were elected as directors of the Company to serve until the 1996 Annual Meeting of Shareholders.

     There were no abstentions and no broker non-votes for any of the nominees for directors. The number of votes cast for, or withheld, for each nominee for director were as follows:

                                             For           Withheld
                                         ----------        --------
     A. Robert Abboud                    14,096,214        107,746
     Ira A. Eichner                      14,109,317         94,643
     Robert D. Judson                    14,110,869         93,091

      No other matters were presented to the Company's shareholders for action at the Annual Meeting of Shareholders.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             ITEM

                   4.    Instruments defining the rights of security holders

                   4.1 Restated Certificate of Incorporation:(1) Amendments thereto dated November 3, 1987;(2) and October 19, 1988.(2)

                   4.2   By-Laws, as amended.(2)

                   4.3 Credit Agreement dated June 1, 1993 between the Registrant and Continental Bank N.A.(7)

                   4.4 Rights Agreement between the Registrant and The First National Bank of Chicago;(1) Amendment thereto dated July 18, 1989.(2)

                   4.5 Indenture dated October 15, 1989 between the Registrant and Continental Bank, N.A., as Trustee, relating to debt securities;(4) First Supplemental Indenture thereto dated August 26, 1991.(5)

                   4.6   Officer's certificate dated October 24, 1989.(3)

                   4.7 Credit Agreement dated October 15, 1991 between the Registrant and The First National Bank of Chicago, as Agent.(6)



______________________
Notes:

(1) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

(2) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

(3) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 24, 1989.

(4) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-Q for the quarter ended November 30, 1989.

(5) Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-3 filed August 27, 1991.

(6) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991.

(7) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.

                                    AAR CORP.

                                     PART II

                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

         (b) REPORTS ON FORM 8-K FOR QUARTER ENDED NOVEMBER 30, 1993:

             The Company filed its report on Form 8-K dated October 12, 1993 covering the Company's entering into an Underwriting Agreement and the Officers' Certificate establishing the terms of the Company's offering and sale of 7.25% Notes due October 15, 2003 in the principal amount of $50 million. No financial statements were required to be filed with this report.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                        AAR CORP.
                                       ----------------------------------------
                                       (Registrant)








Date:   January 13, 1994               /s/ Joseph J. Dzurinko
       ------------------              ----------------------------------------
                                           Joseph J. Dzurinko
                                           Vice President Finance and
                                           Chief Financial Officer

                                       (Principal financial officer and officer duly authorized to sign on behalf of registrant)