Form 10-Q
period 1994-02-28
AAR CORP
filed 1994-04-14
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


For Quarter Ended February 28, 1994        Commission file number 1-6263
                 --------------------------                      ---------------

                                    AAR CORP.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         36-2334820
- ----------------------------------                     -------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

1111 NICHOLAS BOULEVARD, ELK GROVE, VILLAGE, ILLINOIS                  60007
- ---------------------------------------------------------         --------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code    (708) 439-3939
                                                  ------------------------------

               Former name, former address and former fiscal year,
- --------------------------------------------------------------------------------
                          if changed since last report.
- --------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    X     No        .
                               -------     -------

         (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS)


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under plan confirmed by a court.
                           Yes          No        .
                               -------     -------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of share outstanding of each on the issuer's classed of common stock, as of the close of the period covered by this report.


  $1.00   par value, 15,905,292  shares outstanding as of  February 28, 1994   .
- ---------            -----------                          ---------------------

                                    AAR CORP.

                                 PART I, ITEM I

                              FINANCIAL INFORMATION


The condensed consolidated financial statements as of February 28, 1994 and 1993 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements as of May 31, 1993 have been derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Effective June 1, 1993, the Company adopted required accounting principles under Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes". These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of February 28, 1994 and the consolidated results of operations and cash flows for the three months and nine months ended
February 28, 1994 and 1993. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                    AAR CORP.
                      Condensed Consolidated Balance Sheets
                    As of February 28, 1994 and May 31, 1993
                                 (000's omitted)


                                                          February 28,         May 31,
                                                             1994               1993
                                                          ------------        -------
                                                           (Unaudited)     (Derived from
                                                                           audited financial
                                                                           statements)
ASSETS:
- -------
Current assets:
  Cash and cash equivalents (Note A)                         $  7,770         $  2,255
  Accounts receivable, less allowances
    of $2,000 at each date                                     79,889           68,849
  Inventories                                                 151,055          139,432
  Equipment on or available for short-term lease               33,096           33,104
  Prepaid income taxes, deposits and other                     26,675           21,396
                                                              -------          -------
    Total current assets                                      298,485          265,036
                                                              -------          -------

Property, plant and equipment, net                             54,050           56,052
                                                              -------          -------

Other assets:
  Investment in leveraged leases                               31,027           30,210
  Cost in excess of underlying net assets of
    acquired companies                                          6,376            6,571
  Prepaid income taxes, retirement benefits, notes
    receivable and other (Notes A and D)                       16,634            7,282
                                                              -------          -------
                                                               54,037           44,063
                                                              -------          -------


                                                             $406,572         $365,151
                                                              -------          -------
                                                              -------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Bank loans and current maturities of long-
    term debt                                                $    592         $ 25,025
  Accounts payable                                             40,595           32,525
  Accrued liabilities and taxes on income                      16,616           14,087
                                                              -------          -------
    Total current liabilities                                  57,803           71,637
                                                              -------          -------

Retirement benefit obligation (Notes A and E)                   5,000              -
                                                              -------          -------
Long-term debt, less current maturities (Note C)              115,772           66,298
                                                              -------          -------
Deferred income taxes (Notes A and D)                          40,000           38,000
                                                              -------          -------

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    250 shares; none issued                                      -                -
  Common stock, $1.00 par value, authorized
    80,000 shares; issued 16,214 and
    16,205 shares at each date                                 16,214           16,205
  Capital surplus                                              81,286           81,172
  Retained earnings                                            98,993           97,637
  Treasury stock, 309 and 304 shares at each date,
      at cost                                                  (3,556)          (3,490)
  Cumulative translation adjustments                           (3,940)          (2,308)
  Minimum pension liability adjustment (Note E)                (1,000)             -
                                                              -------          -------
                                                              187,997          189,216
                                                              -------          -------

                                                             $406,572         $365,151
                                                              -------          -------
                                                              -------          -------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
                   Condensed Consolidated Statements of Income
         For the three and nine months ended February 28, 1994 and 1993
                                   (Unaudited)
                      (000's omitted except per share data)


                                                      Three Months Ended       Nine Months Ended
                                                         February 28,             February 28,
                                                     --------------------    ---------------------
                                                       1994        1993        1994         1993
                                                     --------    --------    --------     --------
Net sales                                            $ 96,199    $ 82,337    $287,690     $282,338
                                                      -------     -------     -------      -------

Costs and operating expenses:
  Cost of sales                                        78,519      67,592     235,342      231,175
  Selling, general and administrative                  12,118      12,720      36,136       38,440
  Restructuring expenses (Note F)                         -        11,000         -         11,000
                                                      -------     -------     -------      -------
                                                       90,637      91,312     271,478      280,615
                                                      -------     -------     -------      -------

Operating income (loss)                                 5,562      (8,975)     16,212        1,723

Interest expense                                       (2,629)     (1,961)     (6,987)      (6,010)
Interest income (Note D)                                  229         231       1,047          610
                                                      -------     -------     -------      -------

Income (loss) before provision (benefit)
  for income taxes                                      3,162     (10,705)     10,272       (3,677)

Provision (benefit) for income taxes (Note D)             950      (5,000)      3,200       (2,650)
                                                      -------     -------     -------      -------

Income (loss) before cumulative effect
  of changes in accounting principles                   2,212      (5,705)      7,072       (1,027)

Cumulative effect of changes in
  accounting principles (Note A):
    Income taxes                                          -           -           900          -
    Postretirement health care benefits,
      net of tax                                          -           -          (890)         -
                                                      -------     -------     -------      -------

Net income (loss)                                    $  2,212    $ (5,705)   $  7,082     $ (1,027)
                                                      -------     -------     -------      -------
                                                      -------     -------     -------      -------

Net income (loss) per share of common stock:
  Income (loss) before cumulative effect of
    changes in accounting principles                 $    .14    $   (.36)   $    .45     $   (.06)
  Net cumulative effect of changes in
    accounting principles (Note A):
      Income taxes                                        -           -           .06          -
      Postretirement health care benefits                 -           -          (.06)         -
                                                      -------     -------     -------      -------

                                                     $    .14    $   (.36)   $    .45     $   (.06)
                                                      -------     -------     -------      -------
                                                      -------     -------     -------      -------
Average shares outstanding                             15,905      15,868      15,904       15,841


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended February 28, 1994 and 1993
                                   (Unaudited)
                                 (000's omitted)


                                                               Nine Months Ended
                                                                  February 28,
                                                              -------------------
                                                                1994       1993
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  7,082   $ (1,027)
  Adjustments to reconcile net income (loss) to net cash
    provided from operating activities:
      Depreciation and amortization                              7,281      8,453
      Restructuring expenses                                       -       11,000
      Cumulative effect of changes in accounting principles:
        Income tax benefit                                        (900)       -
        Postretirement health care benefit expense                 890        -
      Leveraged lease income                                      (700)       -
      Change in certain assets and liabilities:
        Accounts receivable                                    (11,490)    24,003
        Inventories                                            (12,319)   (14,873)
        Equipment on or available for short-term lease               8      2,940
        Prepaid income taxes, deposits and other                (8,605)    (6,272)
        Accounts payable                                         8,182    (12,982)
        Accrued liabilities and taxes on income                  2,312     (5,715)
                                                               -------    -------

    Net cash provided from (used in)
       operating activities                                     (8,259)     5,527
                                                               -------    -------

Cash flows from investing activities:
  Property, plant and equipment expenditures, net               (3,540)    (7,636)
  Investment in leveraged leases                                  (117)       361
  Proceeds from sale of marketable securities                      -        1,496
  Notes receivable and other                                    (1,701)      (618)
                                                               -------    -------

    Net cash used in investing activities                       (5,358)    (6,397)
                                                               -------    -------

    Net cash used in operating
      and investing activities                                 (13,617)      (870)
                                                               -------    -------

Cash flows from financing activities:
  Gross proceeds from issuance of long-term
    notes payable                                               50,000        -
  Repayment of bank loans with proceeds
    from issuance of long-term notes payable                   (28,200)       -
  Net increase in other borrowings                               3,241      8,562
  Cash dividends                                                (5,726)    (5,706)
  Purchase of treasury stock                                       (66)    (1,164)
  Proceeds from exercise of stock options,
    employee stock purchases and other                             123        957
                                                               -------    -------

    Net cash provided from financing activities                 19,372      2,649
                                                               -------    -------

Effect of exchange rate changes on cash                           (240)       (98)
                                                               -------    -------

Increase in cash and cash equivalents                            5,515      1,681

Cash and cash equivalents beginning
  of period                                                      2,255      2,250
                                                               -------    -------

Cash and cash equivalents end
  of period                                                  $   7,770  $   3,931
                                                               -------    -------
                                                               -------    -------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                   AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 1994
                (000's omitted except per share and percent data)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. The Company's fiscal year ends May 31.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 1994 cash equivalents of approximately $5,610 held by the Company principally represent investments in funds holding high-quality commercial paper, Euro Dollars, and U.S. government agency-issued securities. The funds used to acquire these short-term investments represent the remaining proceeds from a public debt offering. The carrying amount of cash equivalents approximates fair value at February 28, 1994.

INCOME TAXES

Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Prior years' results were not restated. The cumulative effect of the accounting change was a tax benefit of $900 ($.06 per share) recorded in the three month period ended August
31, 1993.   The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method to the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of changes in deferred tax assets and liabilities and tax rates will be recognized in the consolidated results of operations in the period the changes occurred.

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

                                   AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          February 28, 1994 (Continued)
                (000's omitted except per share and percent data)


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


NOTE B - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:


                                  Nine Months Ended
                                     February 28,
                                  -----------------
                                   1994       1993
                                  ------     ------
  Interest paid                   $3,830     $4,600
  Income taxes paid                2,550      4,150
  Income tax refunds received        300      1,050



NOTE C - LONG-TERM DEBT

On October 15, 1993, the Company had a public sale of $50,000 of unsecured 7.25% Notes due October 15, 2003 under a debt offering. Interest payments will be made semi-annually on April 15 and October 15. The net proceeds were used to repay $28,200 of short-term bank borrowings at a weighted average interest rate of 3.8% with the remaining proceeds used to meet the Company's working capital requirements.

                                     AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         February 28, 1994  (Continued)
                (000's omitted except per share and percent data)


NOTE D - INCOME TAXES

The following disclosures are in accordance with SFAS No. 109. Prior year amounts have not been restated. The provision for income taxes before the cumulative effect of the change in accounting principle differs from the amount computed by applying the United States statutory Federal income tax rate of 34% for the nine month period ended February 28, 1994 for the following reasons:


    Provision for income taxes
     at the Federal statutory rate                      $ 3,500
       Tax benefits on exempt earnings
         from export sales                                 (620)
       State income taxes, net of Federal benefit           150
       Amortization of goodwill                              90
       Other                                                 80
                                                        -------
    Provision for income taxes as reported              $ 3,200
                                                        -------
                                                        -------

    Effective income tax rate                              31.2 %
                                                        -------
                                                        -------

The Company believes that its deferred tax assets will be fully realizable, therefore a valuation allowance was not required at February 28, 1994.

The cumulative effect of the non-cash accounting charge for postretirement benefits (health care and pension) was tax benefitted at the Federal Statutory rate of 34%.

The Company recorded interest income of $470 in the nine month period ended February 28, 1994, relating to accrued interest due on Federal income tax refunds.


NOTE E - MINIMUM PENSION LIABILITY ADJUSTMENT

The Company recorded a minimum pension liability of $3,650 reported within Retirement benefit obligation in the Condensed Consolidated Balance Sheets with $1,000 charged to Stockholders' equity in accordance with the method of accounting prescribed by SFAS No. 87, "Employers' Accounting for Pensions." The liability significantly increased recently as the result of the market driven decrease in the discount rate used by the Company to determine pension obligations. The non-cash adjustment did not impact the Company's results of operations.

NOTE F - RESTRUCTURING EXPENSES

In the quarter ended February 28, 1993, the Company recorded noncash pretax restructuring expenses of $11,000 ($7,200 after tax) for the write-down of certain inventories and associated costs. The inventories most affected were parts for older-model commercial aircraft, certain manufactured products as well as material supporting original equipment manufacturers. The write-down resulted from the Company's assessment of the impact on inventories of the changes in the aviation/aerospace market and the recessionary economic environment.

                                    AAR CORP.

                                 PART I, ITEM II

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                              RESULTS OF OPERATIONS
                (000's omitted except per share and percent data)


NET SALES SUMMARY

THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 1994
(as compared with the same periods of the prior year)

The Company reports its activities in one business segment: Aviation Services. The following table sets forth net sales for the Company's classes of similar products and services within this segment:


                           Three Months Ended              Nine Months Ended
                              February 28,                    February 28,
                          ---------------------          ---------------------
                            1994         1993              1994         1993
                          --------     --------          --------     --------
Net Sales:
      Trading              $47,009     $ 41,038          $141,784     $154,015
      Overhaul              25,426       24,251            76,238       74,453
      Manufacturing         23,764       17,048            69,668       53,870
                          --------     --------          --------     --------
                           $96,199      $82,337          $287,690     $282,338
                          --------     --------          --------     --------
                          --------     --------          --------     --------


COMPARISON OF RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED FEBRUARY 28, 1994
(as compared with the same period of the prior year)

Net sales increased $13,862, or 16.8% over the same period in the prior year. Trading sales increased $5,971, or 14.5% as a result of increased major component and part sales primarily engines. Manufacturing sales increased by $6,716, or 39.4% due to higher shipments under existing contracts for products supporting the U.S. government's rapid deployment program. Overhaul sales increased $1,175, or 4.8%, as certain overhaul activities increased due to commercial and military customers outsourcing additional maintenance work.

Net income increased $7,917. Results for the period in the prior year included restructuring expenses of $11,000 ($7,200 after tax) related to the write-down of certain inventories and associated costs (see note F in Notes to Condensed Consolidated Financial Statement). Excluding the impact of such restructuring, net income increased $717 or 47.9% and operating income increased $3,537, or 174.6% as a result of higher net sales, changes in sales mix improved operating efficiencies, and cost reductions. Interest expense increased as a result of the Company's issuance of $50,000 of long-term notes in October, 1993.

                                    AAR CORP.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                        Results of Operations (Continued)
                (000's omitted except per share and percent data)


NINE MONTH PERIOD ENDED FEBRUARY 28, 1994
(as compared with the same period of the prior year)

Net sales increased $5,352, or 1.9%, over the same period in the prior year. Manufacturing sales increased $15,798, or 29.3% due to higher shipments under existing contracts for products supporting the U.S. government's rapid deployment program and overhaul sales increased $1,785, or 2.4%, as demand on certain overhaul activities increased due to commercial and military customers outsourcing additional maintenance work. Trading sales decreased by $12,231, or 7.9%, due to lower sales of major components and parts during the first half of the fiscal year and reduced shipments of aviation fasteners.

Net income increased $8,109. The prior year's results included restructuring expenses of $11,000 ($7,200 after tax) related to the write-down of certain inventories and associated costs (see note F in Notes to Condensed Consolidated Financial Statements). Excluding the impact of such restructuring, net income increased $909, or 14.7% and operating income increased $3,489, or 27.4% as a result of increased net sales of manufactured products and overhaul activities, changes in sales mix, improved operating efficiencies, and cost reductions. Interest expense increased as a result of the Company's long-term notes issued in October, 1993.

Effective June 1, 1993, the Company made two required changes in accounting principles. The net cumulative effect of these changes was not material to the results of operations. Specifically, the Company adopted SFAS No. 109, "Accounting for Income Taxes" which resulted in a non-cash income tax benefit of $900 (or $.06 per share) and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" which resulted in a non-cash charge of $1,350 ($890 after tax of $.06 per share)

                                    AAR CORP.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                        FINANCIAL CONDITION AND LIQUIDITY
                          (000's omitted except ratios)


AT FEBRUARY 28, 1994
(as compared with May 31, 1993)

During the nine month period ended February 28, 1994, the Company utilized cash from increased earnings and the proceeds from its public sale of $50,000 of unsecured ten-year notes (see note C in Notes to the Condensed Consolidated Financial Statements) to repay $28,200 of short-term bank borrowings, meet the Company's working capital requirements and pay dividends. The working capital needs exceeded cash generated from operations due to increases in receivables and inventories.

The Company believes that the combination of cash flow from future operating activities and available bank credit lines of $127,250 position the Company to meet its anticipated working capital requirements and to take advantage of business growth opportunities. In addition, the Company has a shelf registration statement on file with the Securities and Exchange Commission for $85,000 of medium or long-term debt securities, which it may issue at its discretion and subject to market conditions.

A summary of key indicators of financial condition and lines of credit follows:


        Description                         February 28, 1994       May 31, 1993
        -----------                         -----------------       ------------
        Working capital                         $240,682              $193,399

        Current ratio                              5.2:1                 3.7:1

        Bank Credit Lines:
          Borrowings outstanding                $   -                 $ 24,000
          Available but unused lines             127,250               103,700
                                                --------              --------
                                                $127,250              $127,700
                                                --------              --------
                                                --------              --------
        Long-term debt less current
          maturities                            $115,772              $ 66,298

        Ratio of long-term debt to
          long-term debt plus
          stockholders'equity                      38.1%                 25.9%


                                            AAR CORP.

                                             PART II

                                        OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       Item
       ----

4.   Instruments    4.1  Restated Certificate of Incorporation:(1) Amendments
     defining the        thereto dated November 3, 1987;(2) and October 19,
     rights of           1988.(2)
     security
     holders        4.2  By-Laws, as amended.(2)

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

                    4.7 Credit Agreement dated October 15, 1991 between the Registrant and The First National Bank of Chicago, as Agent.(6)

                    4.8  Officer's certificate dated October 12, 1993. (8)

- ----------------------
Notes:

(1) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

(2) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

(3) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 24, 1989.

(4) Incorporated by reference to Exhibits to the Registrant's Quartly Report on Form 10-Q for the quarter ended November 30, 1989.

(5) Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-3 filed August 27, 1991.

(6) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991.

(7) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.

(8) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 12, 1993.

                                            AAR CORP.

                                             PART II

                                        OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)


    (b) REPORTS ON FORM 8-K FOR QUARTER ENDED FEBRUARY 28, 1994:

    The Company filed no reports on Form 8-K during the three (3) months ended February 28, 1994.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                       AAR CORP.
                                    --------------------------------------------
                                    (Registrant)








Date:  April 11, 1994
       --------------               -------------------------------------------
                                    Timothy J. Romenesko
                                    Vice President-Controller and
                                      Chief Accounting Officer

                                    (Principal accounting officer and officer duly authorized to sign on behalf of registrant)