Form 10-K
period 1994-05-31
AAR CORP
filed 1994-08-24
CIK 1750

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 1994             COMMISSION FILE NUMBER 1-6263
                                   AAR CORP.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                            36-2334820
  (State or Other Jurisdiction of             (I.R.S. Employer
  Incorporation or Organization)             Identification No.)

 1111 NICHOLAS BOULEVARD, ELK GROVE VILLAGE, ILLINOIS             60007
       (Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code (708) 439-3939

          Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                  ON WHICH REGISTERED
- - -----------------------------------  -----------------------------------

   COMMON STOCK, $1.00 PAR VALUE           NEW YORK STOCK EXCHANGE
                                           CHICAGO STOCK EXCHANGE
   COMMON STOCK PURCHASE RIGHTS            NEW YORK STOCK EXCHANGE
                                           CHICAGO STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At June 30, 1994, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $218,718,000. The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

    On June 30, 1994, there were 15,906,792 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders, to be held October 12, 1994, is incorporated by reference in
Part III to the extent described therein.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I

     Item  1.  Business.....................................................................................     2

     Item  2.  Properties...................................................................................     3

     Item  3.  Legal Proceedings............................................................................     4

     Item  4.  Submission of Matters to a Vote of Security Holders..........................................     4

               Executive Officers of the Registrant.........................................................     4

PART II

     Item  5.  Market for the Company's Common Equity and Related Stockholder
                 Matters....................................................................................     6

     Item  6.  Selected Financial Data......................................................................     7

     Item  7.  Management's Discussion and Analysis of Results of Operations and
                 Financial Condition........................................................................     8

     Item  8.  Financial Statements and Supplementary Data..................................................    13

     Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    36

PART III

     Item 10.  Directors and Executive Officers of the Registrant...........................................    37

     Item 11.  Executive Compensation.......................................................................    37

     Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................    37

     Item 13.  Certain Relationships and Related Transactions...............................................    37

PART IV

     Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K......................................    38

                                                                                                                39
SIGNATURES..................................................................................................

                                     PART I

ITEM 1.  BUSINESS

    AAR CORP. and its subsidiaries are referred to herein collectively as the "Company," unless the context indicates otherwise. The Company was organized in 1955 as the successor to a business founded in 1951 and was reincorporated in Delaware in 1966. The Company supplies a variety of products and services for aviation in the United States and abroad.

    Certain of the Company's aviation-related activities and products are subject to licensing, certification and other requirements imposed by the Federal Aviation Administration and other regulatory agencies, both domestic and foreign. The Company believes that it has all licenses and certifications that are material to the conduct of its business.

    The Company's trading activities include the purchase, sale and lease of a wide variety of new, used and overhauled aviation products, principally aircraft equipment such as engines, avionics, accessories, airframe and engine parts and components. The Company also provides customized inventory supply and management programs for certain aircraft and engine parts in support of customer maintenance activities. The Company is also a distributor of new aviation hardware and parts. The Company's primary sources of aviation products are domestic and foreign airlines, independent aviation service companies and airframe, engine and other original equipment manufacturers. The Company's trading activities also include the purchase, sale, lease and lease financing of new and used jet aircraft.

    The Company provides a wide range of services, parts, component exchange and other products as part of its overhaul activities. The Company overhauls, repairs and modifies components for commercial and military aircraft, including landing gear and engine components for most models of commercial aircraft. It provides aircraft terminal services (fueling and aircraft storage), maintenance, modification, special equipment installation and painting services for commercial and business aircraft.

    The Company manufactures, installs and repairs specialized aviation products, including pallets, containers, cargo handling systems and lightweight air logistics shelters, primarily for domestic and foreign military organizations, airframe manufacturers, commercial airlines and others.

    The Company furnishes Aviation Services directly through its own employees. Domestic and foreign airlines, airframe, engine and other original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies are the principal customers for the Company's aviation trading activities. Principal customers of the Company's aviation overhaul activities are commercial airlines, aircraft leasing companies, business aircraft operators, military overhaul depots, military contractors and original equipment manufacturers. Sales of Aviation Services to commercial airlines are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (E.G., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft.

    The Company is a leading independent supplier of Aviation Services to the aviation aftermarket, which is highly competitive. Competition is based on quality, ability to provide a broad range of products and services, speed of delivery and price. During the past three years, demand for aviation aftermarket products and services declined as airlines reduced operations and curtailed purchases to counter the impact of the airlines' reduced traffic demand which has not until recently showed signs of improvement. Additionally, during this period many airlines continued experiencing financial losses, and certain carriers ceased operations. Aggressive price competition among the airlines has led carriers to continue to reduce costs and to defer or curtail nonessential spending. The ongoing soft demand for aviation products and services was exacerbated by increased competition due to availability of parts removed from grounded aircraft and from entry onto the market of inventories from liquidated airlines. Aerospace manufacturers have over the last few years experienced reduced demand caused by cancellations of new aircraft orders and government spending cuts reducing their parts support requirements.

    The  Company competes  with other  independent distributors  and independent support facilities, as well as with airlines and original equipment manufacturers, including aerospace equipment manufacturers, some of which have greater resources than the Company. In certain of its leasing and commercial jet aircraft trading activities, the Company faces competition from financial institutions, syndicators, commercial and specialized leasing companies and other entities that provide financing, some of which have greater resources than the Company. The Company believes it has maintained a satisfactory competitive position.

    In addition to its aviation-related activities, the Company manufactures highly engineered proprietary products, including industrial floor cleaning and materials handling equipment and nuclear shielding material. The Company sells these products directly and through independent distributors to a wide variety of commercial customers and domestic and foreign governments. The markets for these products are highly competitive, based on price, quality and availability.

    At May 31, 1994, backlog believed to be firm was approximately $84,550,000 compared to $77,520,000 at May 31, 1993. An additional $82,620,000 of unfunded government options on awarded contracts also existed at May 31, 1994. Of the 1994 year-end backlog that is firm, $41,460,000 is attributable to government contracts for products related to the U.S. Government's rapid deployment programs. It is expected that approximately $70,523,000 of the backlog will be shipped in fiscal 1995.

    Sales to the United States government and its agencies were approximately $77,500,000 (19.0% of total net sales), $57,600,000 (15.0% of total net sales)
and $54,000,000  (12.8% of  total net  sales)  in fiscal  1994, 1993  and  1992, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of the Company's government contracts are for aviation products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high technology military requirements, these products and services are less likely to be affected by reductions in defense spending. The Company's contracts with the United States government and its agencies are typically firm agreements to provide aviation products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government agency. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

    At May 31, 1994, the Company employed approximately 1,860 persons worldwide.

    For information concerning the Company's Business Segment activities, including classes of similar products and services, see Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition." For information concerning export sales, see "Business Segment Information" in Note 1 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    Aviation trading activities are conducted from two buildings in Elk Grove Village, Illinois, one owned by the Company, the other subject to an industrial revenue bond mortgage until 1995. In addition to warehouse space, which is mechanized for efficient access to the diverse inventory, these facilities include executive offices, sales offices and a service center. Warehouse facilities are leased in Cerritos, California and Hawthorne, New York for the purpose of aviation hardware distribution and in Hamburg, Germany and Nantgarw, United Kingdom for the purpose of aviation part and component distribution.

    Aviation overhaul facilities are located in The Netherlands near Schiphol International Airport (owned by the Company); Garden City, New York (owned by the Company); Frankfort, New York (subject to an industrial revenue bond lease to the Company until 2001, at which time the Company shall purchase the facility for a nominal consideration); Windsor, Connecticut (in a building owned by the Company); Miami, Florida (in leased facilities near the airport); Singapore (in leased facilities adjacent to the airport); London, England (in leased facilities); Paris, France (in leased facilities) and Oklahoma City, Oklahoma (in facilities leased from airport authorities). The Company's experience indicates that lease renewal is available on reasonable terms consistent with its business needs.

    The Company's principal manufacturing activities are conducted at owned facilities in Cadillac and Livonia, Michigan. Industrial floor cleaning equipment is manufactured in a plant located in Aberdeen, North Carolina (subject to an industrial revenue bond lease to the Company until October 1994, at which time the Company shall purchase the facility for a nominal consideration) with a sales office in Bad Hamburg, Germany.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any pending legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL INFORMATION:

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning each executive officer of the Company is set forth below:

NAME                                           AGE   PRESENT POSITION WITH THE COMPANY
- - ---------------------------------------------  ---   ------------------------------------------------------------
Ira A. Eichner...............................  63    Chairman of the Board and Chief Executive Officer; Director
David P. Storch..............................  41    President and Chief Operating Officer; Director
Robert D. Johnson............................  47    Vice President-Services and Manufacturing Group
Howard A. Pulsifer...........................  51    Vice President; General Counsel; Secretary

    The term of each of the current executive officers of the Company expires on October 12, 1994, the date of the annual meeting of the Board of Directors, which will be held immediately after the 1994 Annual Meeting of Stockholders.

    Mr. Eichner, the founder of the Company, has been Chairman of the Board of the Company since 1973, and his directorship expires at the 1996 Annual Meeting. Mr. Eichner has been a director and the Chief Executive Officer of the Company since 1955. Mr. Eichner also serves as a director of United Stationers, Inc. Mr. Eichner is Mr. Storch's father-in-law.

    Mr. Storch was elected President of the Company in July, 1989. He had been a Vice President of the Company since January, 1988. Mr. Storch joined the Company in 1979 and had been President of a major subsidiary since June, 1984. Mr. Storch has been a director of the Company since 1989, and his directorship expires at the 1994 Annual Meeting. Mr. Storch is Mr. Eichner's son-in-law.

    Mr. Johnson joined the Company as Vice President-Services and Manufacturing Group in June, 1993. He was previously with the General Electric Company for more than 24 years in various management positions, most recently as General Manager of several General Electric aircraft engines service and overhaul operations. Mr. Johnson resigned from the Company effective July 6, 1994.

    Mr. Pulsifer joined the Company as General Counsel in August, 1987 and was elected a Vice President in October, 1989 and Secretary in May, 1990. He was previously with United Airlines, Inc. for 14 years, most recently as Senior Counsel.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On June 30, 1994, there were approximately 14,500 holders of the Common Stock of the Company, including participants in security position listings.

    Certain of the Company's debt agreements contain provisions restricting the payment of dividends or repurchase of its shares. See Note 2 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, the Company may not pay dividends (other than stock dividends) or acquire its capital stock if after giving effect thereto the aggregate amounts paid on or after June 1, 1991 exceed the sum of (i) $29,300,000 plus
(ii) 50% of Consolidated Net Income of the Company after June 1, 1991. At May 31, 1994, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares totalled approximately $10,320,000. Effective June 1, 1994 unrestricted consolidated retained earnings increased to $15,067,000 due to the inclusion of 50% of the Consolidated Net Income of the Company for fiscal 1994.

    The table below sets forth for each quarter of the fiscal year indicated the reported high and low sales price of the Company's Common Stock on the New York Stock Exchange and the amount of dividends declared.

                                        FISCAL 1994                     FISCAL 1993
                              -------------------------------   ----------------------------
     PER COMMON SHARE:           MARKET PRICES                    MARKET PRICES
- - ----------------------------  --------------------  QUARTERLY   -----------------  QUARTERLY
          QUARTER               HIGH        LOW     DIVIDENDS     HIGH      LOW    DIVIDENDS
- - ----------------------------  ---------  ---------  ---------   ---------  ------  ---------
  First.....................     14 1/8     12 5/8    $.12         13 5/8  11 7/8    $.12
  Second....................     14 1/4     12 5/8     .12         12 1/2  11 1/8     .12
  Third.....................     16 5/8     13 1/2     .12         12 7/8  11         .12
  Fourth....................     17 3/8     14 3/8     .12         14 5/8  11 5/8     .12
                                                    ---------                      ---------
                                                      $.48                           $.48
                                                    ---------                      ---------
                                                    ---------                      ---------

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       FOR THE YEAR ENDED MAY 31,
                                                ------------------------------------------------------------------------
                                                    1994           1993           1992           1991           1990
                                                ------------   ------------   ------------   ------------   ------------
                                                                 (000'S OMITTED EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS:
- - ----------------------------------------------
  Net sales...................................  $407,754       $382,780       $422,657       $466,542       $444,875
  Gross profit................................    71,910         68,436         83,440         92,246        100,763
  Operating income............................    21,824          5,343(2)      20,730(3)      30,401(4)      46,851
  Interest expense............................     9,564          8,107          8,356         10,073          9,989
  Income (loss) before provision (benefit) for
    income taxes..............................    13,684         (1,917)(2)     13,620(3)      21,351(4)      38,155
  Net income..................................     9,494            283(2)      10,020(3)      14,801(4)      25,655
                                                ------------   ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------   ------------
  Per share data:
    Net income................................  $    .60       $    .02(2)    $    .63(3)    $    .93(4)    $   1.60
    Cash dividends............................  $    .48       $    .48       $    .48       $    .48       $    .47
    Average common shares
      outstanding.............................    15,904         15,855         15,895         15,952         16,053
                                                ------------   ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------   ------------

FINANCIAL POSITION AT YEAR END:
- - ------------------------------------------------------------
  Working capital.............................  $240,009(1)    $193,399       $197,246       $189,172       $184,932
  Total assets................................   417,626        365,151        395,351        379,958        388,521
  Short-term debt.............................       568(1)      25,025         25,005         16,500         33,821
  Long-term debt..............................   115,729(1)      66,298         67,323         68,953         72,329
  Total debt..................................   116,297(1)      91,323         92,328         85,453        106,150
  Stockholders' equity........................   189,488        189,216        196,737        193,778        189,548
                                                ------------   ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------   ------------
  Number of shares outstanding at end of
    year......................................    15,906         15,900         15,899         15,891         16,082
                                                ------------   ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------   ------------
  Book value per share of common stock........  $  11.91       $  11.90       $  12.37       $  12.19       $  11.79
                                                ------------   ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------   ------------

- - ------------------------
Notes:

(1) In October 1993, the Company sold $50,000,000 of unsecured 7.25% Notes due October 15, 2003. Proceeds were used to repay short-term bank borrowings and utilized in the Company's operations.
(2) Fiscal 1993 includes non-cash restructuring expenses of $11,000,000 (or $7,200,000 after-tax) primarily related to the writedown of certain inventories to reflect the impact of market conditions (See Note 11 of Notes to Consolidated Financial Statements) and a reduction in income tax expense of $1,200,000 (See Note 3 of Notes to Consolidated Financial Statements).
(3) Fiscal 1992 includes expenses of $5,800,000 (or $3,800,000 after-tax) related to the Company's restructuring of its Oklahoma City maintenance subsidiary (See Note 11 of Notes to Consolidated Financial Statements) and a reduction in income tax expense of $700,000 (See Note 3 of Notes to Consolidated Financial Statements).
(4) Fiscal 1991 includes expenses of $3,300,000 (or $2,150,000 after-tax) primarily related to the restructuring of the Oklahoma City maintenance subsidiary and an airline customer bankruptcy.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

    The Company reports its activities in one business segment: Aviation Services. The table below sets forth net sales for the Company's classes of similar products and services within this segment for each of the last three fiscal years ended May 31.

THREE-YEAR NET SALES SUMMARY

    Any comparison of net sales for the last three fiscal years should be viewed in light of the economic weakness of the aerospace/aviation industry during much of this period. The Company believes that industry conditions have stabilized and in certain respects improved toward the end of this time frame. Airlines, in general, have recently experienced increased aircraft utilization, seen growth in revenue passenger and freight miles and posted modest operating gains. The Company continued to aggressively pursue market opportunities, resulting in improved revenues in fiscal 1994.

    A decline in sales of aviation fasteners, due to lower demand by aerospace/aviation manufacturers, offset what otherwise would have been an increase in trading sales during the three year period. Further affecting the decline in fastener sales was the Company's election not to make significant new investments in inventory for fastener programs with uncertain return potential in a shrinking market. During this period the Company experienced an increase in engine and airframe parts sales.

    Fiscal 1994 overhaul sales increased from the prior year in part due to an increase in maintenance services at the Company's Oklahoma City facility. Additionally, sales of manufactured products increased in fiscal 1994 from the prior year due primarily to sales to the U.S. government for the rapid deployment program.

    The Company believes it is well positioned to take advantage of available opportunities in the improving aerospace/aviation industry.

                                                       FOR THE YEAR ENDED MAY 31,
                                                      ----------------------------
                                                        1994      1993      1992
                                                      --------  --------  --------
                                                            (000'S OMITTED)
Net Sales:
  Trading...........................................  $199,433  $202,464  $209,410
  Overhaul..........................................   112,100   102,382   115,250
  Manufacturing.....................................    96,221    77,934    97,997
                                                      --------  --------  --------
                                                      $407,754  $382,780  $422,657
                                                      --------  --------  --------
                                                      --------  --------  --------

FISCAL 1994 COMPARED WITH FISCAL 1993

    The Company's operating results improved in fiscal 1994 despite the highly competitive and economically weak aerospace/aviation market. Consolidated net sales for fiscal 1994 increased $24,974,000 or 6.5% over the prior fiscal year primarily as a result of increased manufacturing and overhaul sales. Net income increased $9,211,000 over the prior year, which included restructuring expenses of $11,000,000 ($7,200,000 after tax) related to the write-down of certain inventories. Excluding restructuring expenses, net income increased $2,011,000 or 26.9% as the result of sales increases and reduced selling, general and administrative costs.

    Manufacturing sales increased $18,287,000 or 23.5%, primarily from the sale of products to the U.S. government. Overhaul sales increased $9,718,000 or 9.5% due to increased demand for maintenance services at the Oklahoma City facility and increased sales of rotable landing gear inventory. Trading sales increased in its primary products, such as airframe and engine parts;

however, these gains were offset by reduced demand for aviation fasteners and the Company's decision not to enter into fastener programs requiring significant inventory investment with uncertain returns. These factors resulted in an overall decline in trading sales of $3,031,000 or 1.5%.

    Consolidated gross profit increased $3,474,000 or 5.1% over the prior year primarily due to increased sales revenue. Fiscal 1994 consolidated gross profit included $700,000 from a reduction in the interest rate on a nonrecourse leveraged lease obligation negotiated by the Company, and $1,300,000 from leveraged lease repricing required to adjust for tax rate differentials. The consolidated gross profit margin was slightly lower than the prior year, down from 17.9% to 17.6%. Trading and manufacturing margins improved year over year while overhaul margins declined. The overhaul margin decline was due to increased price competition resulting from maintenance overcapacity in the industry and airlines using lower-cost serviceable replacement components in preference to overhaul services.

    Consolidated operating income increased $16,481,000 over the prior year. Without the fiscal 1993 restructuring expenses of $11,000,000, operating income increased $5,481,000 or 33.5% due primarily to the increased sales and a reduction of $2,007,000 in selling, general and administrative costs. The Company maintained its effort to contain costs, reduce nonessential spending and create operating efficiencies wherever possible.

    Consolidated net income increased $9,211,000 notwithstanding increased interest expense of $1,457,000 due to higher fixed-rate interest on debt from the issuance of $50 million of new 7.25% long-term notes issued in October, 1993. Proceeds from this fixed-rate debt repaid $28 million of short-term bank borrowings at lower interest rates. Higher margins on fiscal 1994 export sales reduced the effective tax rate, which also contributed to the net income increase.

FISCAL 1993 COMPARED WITH FISCAL 1992

    Consolidated net sales for fiscal 1993 decreased $39,877,000 or 9% from the prior fiscal year. Net income decreased $9,737,000 or 97% as the result of the sales decrease, restructuring expenses of $11,000,000 (or $7,200,000 after tax) and a reduction in the consolidated gross profit margin. The operating results of each major business activity in fiscal 1993 were adversely impacted by the continued weak economic environment, particularly in the aerospace/aviation market.

    Trading activities benefitted from increased sales of its primary products, such as airframe and engine parts. Even with these increases, trading sales decreased $6,946,000 or 3%, primarily due to reduced demand for aviation fasteners. The demand for fasteners decreased due to aerospace/aviation manufacturers' reduced requirements caused by delays and cancellations of new aircraft orders and government budget cuts affecting certain defense contractors. The sales of overhaul services decreased $13,986,000 or 12%, primarily as a result of lower demand and the effect of downsizing the Oklahoma City maintenance facility. The lower demand was caused by airlines downsizing their active fleets and focusing on lowering maintenance costs. The resulting maintenance overcapacity increased competition which resulted in lower prices and a Company decision not to compete for certain overhaul work. Also, airlines used lower-cost serviceable components, abundant in the marketplace, in preference to overhauling certain units. Simultaneously, the Company took steps within its overhaul activities to reduce costs. Manufacturing sales decreased $18,945,000, or 20%; however, it should be noted that fiscal 1992 included $11,000,000 of non-recurring product sales for the Persian Gulf conflict. Sales for the government's rapid deployment program increased during fiscal 1993 and the order backlog was higher at the end of fiscal 1993 as compared to the same period in fiscal 1992. Further, sales were reduced due to the reduction and deferral of orders for commercial and military aircraft cargo systems and spare parts, and lower sales at the Company's floor maintenance equipment unit due to a recession-induced decline in demand, intense competition and the effect of converting to a direct distribution system in Europe.

    Consolidated gross profit contribution decreased $15,004,000 or 18% from fiscal 1992 due to a reduction in sales and a decrease in consolidated gross profit margin from 19.7% to 17.9%. Lower production and sales levels in relation to fixed costs at a few units, as well as increased competition, hampered the margin; the Company's floor maintenance equipment unit was most affected incurring a loss for the year. Following aggressive cost-reduction efforts and an improvement in sales, operating performance significantly improved in the third and fourth quarters. The consolidated gross profit margin benefitted from sales of airframe and engine parts at margins consistent with the prior year and the effect of cost reductions at the Oklahoma City maintenance facility. Cost reductions implemented company wide during fiscal 1993 benefitted ongoing operations.

    The Company reduced selling, general and administrative expenses $4,817,000 or 8% in response to a decrease in sales and competitive market conditions. The Company continued its focus on cost containment and improvement in operating efficiencies in an effort to maintain its operating margins.

    In February, 1993 the Company recorded noncash restructuring expenses of $11,000,000 for the writedown of certain inventories and associated costs. The inventories most affected were parts for older-model commercial aircraft, certain manufactured products and material supporting original equipment manufacturers. The writedown resulted from the Company's assessment of the impact on inventories of then very recent changes in the aerospace/aviation market, as well as the continued recessionary environment. The Company believes the reduction in inventory value improved its competitive position and facilitated sale of the inventories.

    The income tax benefit of $2,200,000 reported in fiscal 1993 included an expense reduction of $1,200,000 from the reversal of income tax liabilities. The income tax benefit before the expense reduction was higher than that determined using the statutory rate as the result of state income tax refunds and the effect of tax benefits on exempt earnings from export sales. The provision for income taxes in fiscal 1992 was lower than the amount computed using the statutory Federal income tax rate due to tax benefits generated from export sales and an income tax expense reduction of $700,000. The income tax expense reductions were for income tax liabilities recorded in prior years, but no longer required due to the conclusion by the Internal Revenue Service of its examination of the Company's Federal income tax returns for prior years.

    Fourth quarter fiscal 1993 sales decreased $8,009,000 or 7% as compared to the same quarter of the prior year; however, net income increased $300,000. Sales and earnings continued to be impacted by adverse market conditions. The fourth quarter fiscal 1993 operating results improved from the third quarter fiscal 1993 as the result of a 22% increase in consolidated sales and lower operating costs. Fiscal 1992's fourth quarter operating results included restructuring expenses of $5,800,000, or $3,800,000 after tax, related to the Oklahoma City maintenance facility.

FISCAL 1992

    Consolidated net sales decreased $43,885,000 or 9% primarily as a result of a cessation of shipments of manufactured logistics support products for the Allied Coalition in the Persian Gulf conflict and reduced sales at the Company's Oklahoma City maintenance facility amounting to $53,000,000 in the prior year. These reductions were partially mitigated by increases in certain trading and overhaul activities stemming from the provisioning of transitioned aircraft, maintenance part activities, and component overhaul activities, despite the difficult economic environment and airline customer's curtailment of nonessential spending.

    Consolidated operating income decreased $9,671,000 primarily due to the reductions in consolidated net sales described above and restructuring expenses of $5,800,000 recorded for restructuring and reduction in size of the Company's Oklahoma City maintenance facility. The reduction in the overhaul subsidiary resulted from continued operating losses being experienced by an industry-wide overcapacity for certain maintenance services, which led to facility and workforce underutilization.

    Consolidated net income decreased $4,781,000 as a result of the events impacting consolidated net sales and the restructuring expenses previously described. The impact of these events were moderated by interest expense savings attributed to a decline in short-term interest rates and a lower provision for income taxes resulting from tax benefits generated from export sales and a reduction of previously recorded tax liabilities no longer required due to the conclusion by the Internal Revenue Service of its examination of previous years Federal income tax returns of the Company.

                              FINANCIAL CONDITION

AT MAY 31, 1994 COMPARED WITH MAY 31, 1993

    In fiscal 1994, the Company's primary sources of liquidity were the proceeds of $50,000,000 from the issuance of 7.25% unsecured ten-year notes in October, 1993 and cash provided from operations of $6,697,000. The proceeds from the issuance of the notes were used to repay all outstanding short-term bank debt, thus making available to the Company the full amount of its credit lines and borrowing facilities. The balance of the note proceeds were used for working capital requirements, primarily inventory and accounts receivable. Net cash provided from operating activities decreased $10,109,000 in fiscal 1994 from the prior year as a result of new inventory investments to support government contracts and deposits made on purchases of inventory (see note 7 in Notes to Consolidated Financial Statements) to support new inventory provisioning contracts entered into during fiscal 1994. Cash provided in excess of these requirements was used primarily for capital expenditures and to pay dividends.

    The Company's financial condition remains solid. The Company improved its current ratio and working capital position during the year in spite of operating in an aerospace/aviation industry that continued to be financially troubled although improving. The Company's improved financial condition and available sources of financing, including its unused bank credit lines and facilities amounting to $132,500,000, will enable the Company to meet its anticipated working capital requirements and pursue advantageous business opportunities.

    A summary of key indicators of financial condition and lines of credit follows:

                                                                   MAY 31,
                                                              ------------------
                        DESCRIPTION                             1994      1993
- - ------------------------------------------------------------  --------  --------
                                                               (000'S OMITTED)

Working capital.............................................  $240,009  $193,399
Current ratio...............................................     4.5:1     3.7:1
Bank credit lines:
  Borrowings outstanding....................................  $  --     $ 24,000
  Available but unused lines................................   132,500   103,700
                                                              --------  --------
            Total credit lines..............................  $132,500  $127,700
                                                              --------  --------
                                                              --------  --------
Long-term debt, less current maturities.....................  $115,729  $ 66,298
Ratio of long-term debt to capitalization...................     37.9%     25.9%

    The Company has a shelf registration statement on file with the Securities and Exchange Commission for $85,000,000 of medium or long-term debt securities, which it may issue at its discretion and subject to market conditions.

EFFECTS OF INFLATION

    The Company believes that results of operations for the periods reported were not materially affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
  OF AAR CORP.:

    We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 1994 and 1993 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR
INCOME TAXES, as of June 1, 1993. As discussed in Notes 1 and 6 to the consolidated financial statements, the Company also adopted the provisions of the Financial Accounting Standards Board's SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, as of June 1, 1993.

                                                KPMG Peat Marwick LLP

Chicago, Illinois
July 1, 1994

                           AAR CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      FOR THE YEAR ENDED MAY 31,
                                                                     ----------------------------
                                                                       1994      1993      1992
                                                                     --------  --------  --------
                                                                      (000'S OMITTED EXCEPT PER
                                                                             SHARE DATA)
Net sales..........................................................  $407,754  $382,780  $422,657
                                                                     --------  --------  --------
Costs and operating expenses:
  Cost of sales....................................................   335,844   314,344   339,217
  Selling, general and administrative..............................    50,086    52,093    56,910
  Restructuring expenses (Note 11).................................     --       11,000     5,800
                                                                     --------  --------  --------
                                                                      385,930   377,437   401,927
                                                                     --------  --------  --------
Operating income...................................................    21,824     5,343    20,730
Interest expense (Note 2)..........................................    (9,564)   (8,107)   (8,356)
Interest income (Note 3)...........................................     1,424       847     1,246
                                                                     --------  --------  --------
Income (loss) before provision (benefit) for income taxes..........    13,684    (1,917)   13,620
Provision (benefit) for income taxes (Notes 1 and 3)...............     4,200    (2,200)    3,600
                                                                     --------  --------  --------
Income before cumulative effects of changes in
  accounting principles............................................     9,484       283    10,020
    Cumulative effects of changes in accounting
     principles:
      Income taxes.................................................       900     --        --
      Postretirement health care benefits, net of tax..............      (890)    --        --
                                                                     --------  --------  --------
Net income.........................................................  $  9,494  $    283  $ 10,020
                                                                     --------  --------  --------
                                                                     --------  --------  --------
Net income per share of common stock (Note 5):
  Income before cumulative effects of changes in accounting
    principles.....................................................  $    .60  $    .02  $    .63
    Cumulative effects of changes in accounting
     principles:
      Income taxes.................................................       .06     --        --
      Postretirement health care benefits, net of tax..............      (.06)    --        --
                                                                     --------  --------  --------
Net income.........................................................  $    .60  $    .02  $    .63
                                                                     --------  --------  --------
                                                                     --------  --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                ($000'S OMITTED)

                                                                                           MAY 31,
                                                                                      ------------------
                                                                                        1994      1993
                                                                                      --------  --------
Current assets:

  Cash and cash equivalents (Note 1)................................................  $ 18,074  $  2,255
  Accounts receivable, less allowances of $2,000
    at each date (Note 13)..........................................................    85,947    68,849
  Inventories (Notes 1 and 13)......................................................   146,039   139,432
  Equipment on or available for short-term lease (Note 1)...........................    28,881    33,104
  Prepaid income taxes, deposits and other (Notes 1, 3 and 7).......................    28,782    21,396
                                                                                      --------  --------
            Total current assets....................................................   307,723   265,036
                                                                                      --------  --------
Property, plant and equipment, at cost (Notes 1 and 9):
  Land..............................................................................     3,088     3,088
  Buildings and improvements........................................................    34,477    33,910
  Equipment, furniture and fixtures.................................................    84,536    81,587
                                                                                      --------  --------
                                                                                       122,101   118,585
  Accumulated depreciation (Note 10)................................................   (67,318)  (62,533)
                                                                                      --------  --------
                                                                                        54,783    56,052
                                                                                      --------  --------
Other assets:

  Investment in leveraged leases (Notes 1 and 12)...................................    32,618    30,210
  Cost in excess of underlying net assets
    of acquired companies (Note 1)..................................................     6,313     6,571
  Prepaid income taxes, retirement benefits, notes receivable and other (Notes 3, 6
    and 12).........................................................................    16,189     7,282
                                                                                      --------  --------
                                                                                        55,120    44,063
                                                                                      --------  --------
                                                                                      $417,626  $365,151
                                                                                      --------  --------
                                                                                      --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                (000'S OMITTED)

                                                                                           MAY 31,
                                                                                      ------------------
                                                                                        1994      1993
                                                                                      --------  --------
Current liabilities:

  Bank loans and current maturities of long-term debt (Note 2)......................  $    568  $ 25,025
  Accounts payable..................................................................    49,599    32,525
  Accrued liabilities...............................................................    13,312    11,693
  Accrued taxes on income (Notes 1 and 3)...........................................     4,235     2,394
                                                                                      --------  --------
            Total current liabilities...............................................    67,714    71,637
                                                                                      --------  --------
Long-term debt, less current maturities (Note 2)....................................   115,729    66,298
Deferred income taxes (Notes 1, 3 and 12)...........................................    39,000    38,000
Retirement benefit obligation and other deferred credits (Note 6)...................     5,695     --
                                                                                      --------  --------
                                                                                       160,424   104,298
                                                                                      --------  --------

Stockholders' equity:

  Preferred stock, $1.00 par value, authorized 250 shares; none issued..............     --        --
  Common stock, $1.00 par value, authorized 80,000 shares; issued 16,215 and 16,205
    shares at respective dates (Note 4).............................................    16,215    16,205
  Capital surplus...................................................................    81,296    81,172
  Retained earnings (Note 2)........................................................    99,496    97,637
  Treasury stock, 309 and 304 shares at respective dates, at cost (Note 4)..........    (3,556)   (3,490)
  Cumulative translation adjustments (Note 1).......................................    (2,963)   (2,308)
  Minimum pension liability (Note 6)................................................    (1,000)    --
                                                                                      --------  --------
                                                                                       189,488   189,216
                                                                                      --------  --------
                                                                                      $417,626  $365,151
                                                                                      --------  --------
                                                                                      --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED MAY 31, 1994

                                                 COMMON STOCK     TREASURY STOCK                           INVESTMENT   CUMULATIVE
                                               -----------------  ---------------   CAPITAL    RETAINED    VALUATION    TRANSLATION
                                               SHARES    AMOUNT   SHARES  AMOUNT    SURPLUS    EARNINGS    ALLOWANCE    ADJUSTMENTS
                                               -------  --------  ----  ---------   --------  ----------   ----------   -----------
                                                   (NOTE 4)          (NOTE 4)                  (NOTE 2)                  (NOTE 1)
                                                                                 (000'S OMITTED)
Balance, May 31, 1991........................  16,097   $16,097   206   $ (2,326)   $80,194   $ 102,579      $  (664)     $ (2,102)
  Net income.................................    --       --      --       --         --         10,020       --            --
  Cash dividends ($.48 per share)............    --       --      --       --         --         (7,631)      --            --
  Adjustment for net translation loss........    --       --      --       --         --         --           --              (192)
  Stock awards and employee stock
    purchases................................       8         8   --       --            90      --           --            --
  Reclassification of allowance..............    --       --      --       --         --         --              664        --
                                               -------  --------  ----  ---------   --------  ----------   ----------   -----------
Balance, May 31, 1992........................  16,105   $16,105   206   $ (2,326)   $80,284   $ 104,968      $    --      $ (2,294)
  Net income.................................    --       --      --       --         --            283       --            --
  Cash dividends ($.48 per share)............    --       --      --       --         --         (7,614)      --            --
  Treasury stock purchased...................    --       --      98      (1,164)     --         --           --            --
  Adjustment for net translation loss........    --       --      --       --         --         --           --               (14)
  Exercise of stock options, stock awards and
    employee stock purchases.................     100       100   --       --           888      --           --            --
                                               -------  --------  ----  ---------   --------  ----------   ----------   -----------
Balance, May 31, 1993........................  16,205   $16,205   304   $ (3,490)   $81,172   $  97,637      $    --      $ (2,308)
  Net income.................................    --       --      --       --         --          9,494       --            --
  Cash dividends ($.48 per
    share)...................................    --       --      --       --         --         (7,635)      --            --
  Treasury stock purchased...................    --       --       5         (66)     --         --           --            --
  Exercise of stock options
    and stock awards.........................      10        10   --       --           124      --           --            --
  Adjustment for net translation
    loss.....................................    --       --      --       --         --         --           --              (655)
  Minimum pension liability..................    --       --      --       --         --         --           --            --
                                               -------  --------  ----  ---------   --------  ----------   ----------   -----------
Balance, May 31, 1994........................  16,215   $16,215   309   $ (3,556)   $81,296   $  99,496      $--          $ (2,963)
                                               -------  --------  ----  ---------   --------  ----------   ----------   -----------
                                               -------  --------  ----  ---------   --------  ----------   ----------   -----------

                                                 MINIMUM
                                                 PENSION
                                                LIABILITY
                                               ADJUSTMENTS
                                               -----------
                                                (NOTE 6)

Balance, May 31, 1991........................    $ --
  Net income.................................      --
  Cash dividends ($.48 per share)............      --
  Adjustment for net translation loss........      --
  Stock awards and employee stock
    purchases................................      --
  Reclassification of allowance..............      --
                                               -----------
Balance, May 31, 1992........................    $ --
  Net income.................................      --
  Cash dividends ($.48 per share)............      --
  Treasury stock purchased...................      --
  Adjustment for net translation loss........      --
  Exercise of stock options, stock awards and
    employee stock purchases.................      --
                                               -----------
Balance, May 31, 1993........................    $ --
  Net income.................................      --
  Cash dividends ($.48 per
    share)...................................      --
  Treasury stock purchased...................      --
  Exercise of stock options
    and stock awards.........................      --
  Adjustment for net translation
    loss.....................................      --
  Minimum pension liability..................      (1,000)
                                               -----------
Balance, May 31, 1994........................    $ (1,000)
                                               -----------
                                               -----------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEAR ENDED MAY 31,
                                                                             ----------------------------
                                                                               1994      1993      1992
                                                                             --------  --------  --------
                                                                                   (000'S OMITTED)
Cash flows from operating activities:
  Net income...............................................................  $  9,494  $    283  $ 10,020
  Adjustments to reconcile net income to net cash provided from operating activities:
      Depreciation and amortization........................................     9,928    10,883    11,628
      Restructuring expenses...............................................     --       11,000     5,800
      Cumulative effect of changes in accounting principles:
        Income tax benefit.................................................      (900)    --        --
        Postretirement health care benefits expense........................       890     --        --
      Leveraged lease repricing............................................    (2,017)    --        --
      Change in certain assets and liabilities:
        Accounts receivable................................................   (17,295)   20,910      (620)
        Inventories........................................................    (6,841)   (9,171)   (6,432)
        Equipment on or available for short-term lease.....................     4,223     2,273   (11,376)
        Prepaid income taxes, deposits and other...........................   (10,968)     (435)   (2,225)
        Accounts payable...................................................    17,081   (10,876)    8,194
        Accrued liabilities and taxes on income............................     3,077    (7,061)   (7,175)
        Deferred income taxes and other deferred credits...................        25    (1,000)    1,000
                                                                             --------  --------  --------
    Net cash provided from operating activities............................     6,697    16,806     8,814
                                                                             --------  --------  --------
Cash flows from investing activities:
  Property, plant and equipment expenditures, net..........................    (5,984)   (8,918)   (7,968)
  Investment in leveraged leases...........................................      (391)      589       805
  Proceeds from sale of marketable securities..............................     --        1,593     --
  Notes receivable and other, net..........................................    (1,820)   (1,281)     (425)
                                                                             --------  --------  --------
    Net cash used in investing activities..................................    (8,195)   (8,017)   (7,588)
                                                                             --------  --------  --------
Cash flows from financing activities:
  Gross proceeds from issuance of long-term notes payable..................    50,000     --        --
  Repayment of bank loans with proceeds from issuance of long-term notes
    payable................................................................   (28,200)    --        --
  Change in other borrowings, net..........................................     3,174    (1,005)    6,873
  Cash dividends...........................................................    (7,635)   (7,614)   (7,631)
  Purchases of treasury stock..............................................       (66)   (1,164)    --
  Proceeds from exercise of stock options, employee stock purchases and
    other..................................................................       134       988        98
                                                                             --------  --------  --------
    Net cash provided from (used in) financing activities..................    17,407    (8,795)     (660)
                                                                             --------  --------  --------
Effect of exchange rate changes on cash....................................       (90)       11       131
                                                                             --------  --------  --------
Increase in cash and cash equivalents......................................    15,819         5       697
Cash and cash equivalents, beginning of year...............................     2,255     2,250     1,553
                                                                             --------  --------  --------
Cash and cash equivalents, end of year.....................................  $ 18,074  $  2,255  $  2,250
                                                                             --------  --------  --------
                                                                             --------  --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.

  REVENUE RECOGNITION

    Sales and related cost of sales are recognized primarily upon shipment of products and performance of services. Sales and related cost of sales on long-term contracts are recognized as units are delivered, determined by the percentage of completion method based on the relationship of costs incurred to date to estimated total costs under the respective contracts. Lease revenue is recognized as earned.

  ACCOUNTING CHANGES

    Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Prior years' results were not restated. The cumulative effect of the accounting change was a tax benefit of $900,000 ($.06 per share) recorded in the three month period ended August 31, 1993. The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method of Accounting Principles Board Opinion ("APB") No. 11 to the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in the consolidated results of operations for the period in which the changes occurred. Pursuant to the deferred method under APB No. 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting and income tax purposes using the tax rate applicable for the year of calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

    Effective June 1, 1993, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." Prior years' results were not restated. SFAS No. 106 requires that the projected future cost of nonpension postretirement benefits be recognized as an expense as employees render services instead of when claims are incurred, as the Company had done in the past. Upon adoption, the Company elected, as permitted under SFAS No. 106, to record a one-time transition obligation of $1,350,000 ($890,000 after tax or $.06 per share) which represents that portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption. The initial accumulated postretirement benefit obligation of $1,350,000 primarily represented health and life insurance benefits for certain current employees and retirees.

  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 1994 cash equivalents of approximately $5,717,000 held by the Company represent investments in funds holding high-quality commercial paper, Eurodollars and U.S. government agency-issued securities. The carrying amount of cash equivalents approximates fair value at May 31, 1994.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  MARKETABLE SECURITIES

    The Company recorded net proceeds of $1,593,000 in fiscal 1993 from the sale of marketable securities and included a $57,000 net loss in the consolidated results of operations. Marketable securities were carried at the lower of aggregate cost or market value.

  FOREIGN CURRENCY

    Gains and losses on foreign currency translation and foreign exchange contracts are determined in accordance with the method of accounting prescribed by SFAS No. 52. All balance sheet accounts of foreign subsidiaries are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in Stockholders' equity as Cumulative translation adjustments.

    The Company from time to time uses forward exchange contracts or options to hedge its loss exposure from the translation of foreign subsidiaries results of operations from functional currencies into United States dollars. Forward exchange contracts or options losses are included in results of operations in the period the loss is determinable. Gains are recorded when realized upon contract settlement. At May 31, 1994 there were no forward exchange contracts or options outstanding. Foreign subsidiaries incur transaction gains and losses upon settlement of obligations in currencies other than their functional currency. The aggregate net transaction gains (losses), including those related to forward exchange contracts, reported in results of operations were $(32,000), $(578,000) and $25,000 for fiscal 1994, 1993 and 1992, respectively.

  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF MARKET OR CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of market or credit risk consist principally of forward exchange contracts or options and trade receivables. The forward exchange contracts discussed above subject the Company to market risk from exchange rate movements. Accordingly, the Company recognizes losses in the period such losses are determinable. While the Company's trade receivables are diverse based on the number of entities and geographic locations, the majority are concentrated in the aerospace/aviation industry. The Company performs evaluations of customers' financial condition prior to extending credit privileges and performs on-going credit evaluations of payment experience, current financial condition, and risk analysis. The Company typically requires collateral in the form of security interest in assets, letters of credit, or obligation guarantees from financial institutions for transactions other than normal trade terms.

    SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowing, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Marketable securities are recorded in the financial statements at current market values. Non-current notes receivable and long-term debt bearing a variable interest rate are reflected in the financial statements at fair value. Those bearing a fixed interest rate have fair values based on estimates using discounted future cash flows at an assumed discount rate for borrowing currently prevailing in the marketplace for similar instruments.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
    Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  INVENTORIES

    Inventories are priced at the lower of cost or market. Cost is determined by either the specific identification or first-in, first-out method. Inventoried costs relating to long-term contracts and programs are stated at the actual production costs, including factory burden and initial tooling, incurred to date, reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under long-term contracts and programs are based on the estimated average cost of all units scheduled to be produced. Progress billings under government contracts are based on an allowable percentage of the cost of material received and labor and factory burden incurred.

    The following is a summary of inventories at:

                                                                  MAY 31,
                                                       ------------------------------
                                                         1994       1993       1992
                                                       --------   --------   --------
                                                              (000'S OMITTED)
Raw materials and parts.............................   $ 25,349   $ 21,355   $ 29,069
Work-in-process.....................................     11,974     11,117     12,139
Purchased aircraft parts, engines and components
 held for sale or exchange..........................    106,529    105,200     95,459
Finished goods......................................      2,189      1,785      1,549
                                                       --------   --------   --------
                                                        146,041    139,457    138,216
Progress billings on long-term contracts and
  programs..........................................         (2)       (25)      (214)
                                                       --------   --------   --------
                                                       $146,039   $139,432   $138,002
                                                       --------   --------   --------
                                                       --------   --------   --------

  EQUIPMENT UNDER OPERATING LEASES

    Lease revenue is recognized as earned. The cost of the asset under lease is original purchase price plus overhaul costs. Depreciation of the cost is based on the straight-line method over the lease term. Maintenance costs are expensed as incurred. The assets are available for sale at the end of each lease term. The balance sheet classification is based on the lease term. Leases with a fixed term under twelve months are considered short-term and all others are classified as long-term.

    Equipment on short-term lease consists of aircraft engines and parts on or available for lease to satisfy immediate short-term customer requirements. The leases are renewable with fixed terms, which generally vary from one to six months.

  PROPERTY, PLANT AND EQUIPMENT

    Depreciation is computed on the straight-line method over useful lives of 10-40 years for buildings and improvements and 3-10 years for equipment, furniture and fixtures. Leasehold improvements are amortized over the estimated useful life or the term of the applicable lease.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
    Repairs and maintenance expenditures are expensed as incurred. Upon sale or disposal, cost and accumulated depreciation are removed from the accounts and related gains and losses included in results of operations.

  LEVERAGED LEASES

    The Company acts as an equity participant in leveraged lease transactions. The equipment cost in excess of equity contribution is furnished by third party financing in the form of secured debt. Under the lease agreements, the third parties have no recourse against the Company for non-payment of the obligations. The third party debt is collateralized by the lessees' rental obligations and the leased equipment. The Company has ownership rights to the leased assets and is entitled to the investment tax credits, and benefits of tax deductions for depreciation on the leased assets and for interest on the secured debt financing.

  COST IN EXCESS OF UNDERLYING NET ASSETS OF ACQUIRED COMPANIES

    The cost in excess of underlying net assets of companies acquired is being amortized over a period of forty years. Amortization was $240,000, $240,000 and $228,000 in fiscal 1994, 1993 and 1992, respectively. Accumulated amortization is $2,950,000, $2,710,000 and $2,470,000 at May 31, 1994, 1993 and 1992,
respectively.

  INCOME TAXES

    Income taxes are determined in accordance with the method of accounting prescribed by SFAS No. 109.

    Federal income taxes are not provided on the undistributed earnings of certain foreign subsidiaries (approximately $14,600,000 and $13,300,000 at May 31, 1994 and 1993, respectively), as it is the Company's intention to reinvest a portion of these earnings indefinitely in the foreign operations. From time to time, as the earnings are treated as taxable in the United States, the related tax expense would be offset substantially by foreign tax credits. Foreign income taxes are provided at the local statutory rates and reflect estimated taxes payable.

    The benefits of investment tax credits are recognized for book purposes under the deferral method of accounting for leveraged leases. The investment tax credits are recognized in the year earned for income tax purposes.

  STATEMENTS OF CASH FLOWS

    Supplemental information on cash flows follows.

                                                                    FOR THE YEAR ENDED MAY 31,
                                                                   ----------------------------
                                                                    1994       1993       1992
                                                                   ------     ------     ------
                                                                         (000'S OMITTED)
    Interest paid...............................................   $8,800     $8,100     $8,600
    Income taxes paid...........................................    3,300      5,400      6,300
    Income tax refunds and interest received....................      500      5,100      5,600

  BUSINESS SEGMENT INFORMATION

    The Company operates primarily in the aerospace/aviation industry and reports its activities in one business segment, Aviation Services.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
    Export sales from the Company's United States operations to unaffiliated customers, the majority located in Europe, Middle East, Asia, Canada and South America (including sales through foreign sales offices of domestic subsidiaries), were approximately $112,275,000 (27.5% of total net sales), $110,597,000 (28.9% of total net sales) and $127,228,000 (30.1% of total net sales) in fiscal 1994, 1993 and 1992, respectively.

    Sales to the United States government and its agencies were approximately $77,500,000 (19.0% of total net sales), $57,600,000 (15.0% of total net sales)
and  $54,000,000  (12.8% of  total net  sales)  in fiscal  1994, 1993  and 1992, respectively.

  RECLASSIFICATIONS

    Certain reclassifications have been made in the fiscal 1993 and 1992 financial statements to conform to the fiscal 1994 presentation.

2.  FINANCING ARRANGEMENTS
    Bank loans and commercial paper consisted of:

                                                                        MAY 31,
                                                              ---------------------------
                                                               1994      1993      1992
                                                              -------   -------   -------
                                                                    (000'S OMITTED)
    Unsecured bank loans....................................  $ --      $24,000   $13,000
    Commercial paper........................................    --        --       11,000
    Current maturities of long-term debt....................      568     1,025     1,005
                                                              -------   -------   -------
                                                              $   568   $25,025   $25,005
                                                              -------   -------   -------
                                                              -------   -------   -------

    Short-term borrowing activity was as follows:

                                                                 FOR THE YEAR ENDED MAY 31,
                                                                -----------------------------
                                                                 1994       1993       1992
                                                                -------    -------    -------
                                                                       (000'S OMITTED)
    Maximum amount borrowed..................................   $33,500    $51,900    $45,800
    Average daily borrowings.................................    12,300     39,100     29,300
    Average interest rate during the year (computed based on
      the prevailing interest rate during the period the
      short-term debt was outstanding).......................       3.7%       4.4%       6.0%
                                                                -------    -------    -------
                                                                -------    -------    -------

    At May 31, 1994, aggregate unsecured bank credit lines were $132,500,000. Of this amount, $66,000,000 was available under credit lines with domestic banks, $60,000,000 was available under revolving credit and term loan agreements with domestic banks and $6,500,000 was available under credit agreements with foreign banks. All domestic and foreign credit lines were unused at May 31, 1994. There are no compensating balance requirements in connection with domestic or foreign lines of credit. Borrowings under domestic bank lines bear interest at or below the corporate base rate. Commercial paper is supported by all available domestic bank lines.

    The Company may borrow a maximum of $60,000,000 ($30,000,000 available through October 15, 1996 and an additional $30,000,000 available through April 15, 1996) under revolving credit and term loan agreements with domestic banks. Revolving credit borrowings may, at the

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2.  FINANCING ARRANGEMENTS -- (CONTINUED)
Company's option, be converted to term loans payable in equal quarterly installments over five years. Interest is based on corporate base rate or quoted Eurodollar or multicurrency rates during the revolving credit period, and 1/2% over corporate base rate or quoted Eurodollar rate thereafter. There were no borrowings under these agreements outstanding at May 31, 1994. There are no compensating balance requirements on any of the committed lines but the Company is required to pay a commitment fee. There are no restrictions on the withdrawal or use of these funds.

    Long-term debt was as follows:

                                                                       MAY 31,
                                                                  -----------------
                                                                   1994      1993
                                                                  -------   -------
                                                                   (000'S OMITTED)
Notes payable due November 1, 2001 with interest of 9.5% payable
 semi-annually on May 1 and November 1..........................  $65,000   $65,000
Notes payable due October 15, 2003 with interest
  of 7.25% payable semi-annually on April 15 and October 15.....   50,000     --
Industrial revenue bonds due in installments to 2002 with
  weighted average interest of approximately 5.93% at May 31,
  1994 (secured by trust indentures on property, plant and
  equipment)....................................................    1,297     2,323
                                                                  -------   -------
                                                                  116,297    67,323
Current maturities..............................................     (568)   (1,025)
                                                                  -------   -------
                                                                  $115,729  $66,298
                                                                  -------   -------
                                                                  -------   -------

    The Company is subject to a number of covenants under the revolving credit and term loan agreements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of the Company's shares and other matters. The Company is in compliance with all restrictive financial provisions of the agreements. At May 31, 1994, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares was approximately $10,320,000. Effective June 1, 1994 unrestricted consolidated retained earnings increased to $15,067,000 due to the inclusion of 50% of the consolidated net income of the Company for fiscal 1994.

    The aggregate amount of long-term debt maturing during each of the next five fiscal years is $568,000 in 1995, $347,000 in 1996, $124,000 in 1997, $57,000 in
1998, $57,000 in 1999.

    The Company's long-term debt was estimated to have a fair value of approximately $109,703,000 at May 31, 1994.

3.  INCOME TAXES
    The Company adopted SFAS No. 109 "Accounting for Income Taxes" effective June 1, 1993. The prior periods were not restated. The effects of this accounting change are discussed in note 1 of Notes to Consolidated Financial Statements. The following disclosures are in accordance with SFAS No. 109 "Accounting for Income Taxes" which requires the asset and liability method of accounting upon adoption.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3.  INCOME TAXES -- (CONTINUED)
    The provision (benefit) for income taxes included the following components:

                                                      FOR THE YEAR ENDED MAY 31,
                                                     -----------------------------
                                                      1994       1993       1992
                                                     -------    -------    -------
                                                            (000'S OMITTED)
Current
  Federal..........................................  $   100    $  (640)   $ 4,460
  Foreign..........................................      530        670        940
  State, net of refunds............................      470      --           900
                                                     -------    -------    -------
                                                       1,100         30      6,300
                                                     -------    -------    -------
Deferred
  Federal..........................................  $ 2,850    $(2,050)   $(2,480)
  Foreign..........................................    --         --         --
  State............................................      250       (180)      (220)
                                                     -------    -------    -------
                                                       3,100     (2,230)    (2,700)
                                                     -------    -------    -------
                                                     $ 4,200    $(2,200)   $ 3,600
                                                     -------    -------    -------
                                                     -------    -------    -------

    The deferred tax provisions for the fiscal years 1994, 1993 and 1992 result primarily from differences between book and tax income arising from depreciation and leveraged leases. Refundable income taxes included within Prepaid income taxes, deposits and other, principally represent refunds of Federal income taxes resulting from additional tax benefits generated from export sales and foreign tax credits carried back against prior years. Interest income relating to refundable income taxes was $576,000, $390,000 and $910,000 for fiscal 1994, 1993 and 1992, respectively.

    The balance of deferred tax liabilities and assets arises from the differences in the timing of the recognition for transactions between book and income tax purposes and consists of the following components:

                                                                             MAY 31,
                                                                              1994
                                                                             -------
                                                                             (000'S
                                                                             OMITTED)
Deferred tax liabilities:
  Depreciation.............................................................  $9,710
  Leveraged leases.........................................................  28,560
  Other....................................................................     730
                                                                             -------
      Total deferred tax liabilities.......................................  $39,000
                                                                             -------
                                                                             -------
Deferred tax assets-current:
  Inventory costs..........................................................  $7,800
  Employee benefits........................................................     900
  Doubtful account allowance...............................................     780
  Other....................................................................      50
                                                                             -------
      Total deferred tax assets-current....................................   9,530
                                                                             -------
Deferred tax assets-noncurrent:
  Postretirement benefits..................................................   1,050
  Restructuring expenses...................................................     960
  Alternative minimum tax credits..........................................   4,540
  Other....................................................................      60
                                                                             -------
      Total deferred tax assets-noncurrent.................................   6,610
                                                                             -------
      Total deferred tax assets............................................  $16,140
                                                                             -------
                                                                             -------

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3.  INCOME TAXES -- (CONTINUED)
    The Company has determined, more likely than not, that a valuation allowance is not required, based upon the Company's history of prior operating earnings, its expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to leveraged leases, which exceed the amount of the deferred tax assets.

    The provision for income taxes differs from the amount computed by applying the United States statutory Federal income tax rate of 34.0% for fiscal 1994, 1993 and 1992 for the following reasons:

                                                                       FOR THE YEAR ENDED MAY 31,
                                                                       --------------------------
                                                                        1994      1993      1992
                                                                       -------   -------   ------
                                                                            (000'S OMITTED)
Provision (benefit) for income taxes at the Federal statutory rate...  $4,660    $  (650)  $4,630
  Tax benefits on exempt earnings from export sales..................    (930)      (770)    (860)
  State income taxes, net of Federal benefit and refunds.............     250      --         600
  Amortization of goodwill...........................................     100        120      120
  Reduction of income tax liabilities................................    --       (1,200)    (700)
  Differences between foreign tax rates and the U.S. Federal
    statutory rate...................................................      80        250      160
  Other, net.........................................................      40         50     (350)
                                                                       -------   -------   ------
Provision (benefit) for income taxes as reported.....................  $4,200    $(2,200)  $3,600
                                                                       -------   -------   ------
                                                                       -------   -------   ------
Effective income tax rate............................................    30.7%    (114.8)%   26.4%
                                                                       -------   -------   ------
                                                                       -------   -------   ------

    The provision for income taxes was reduced by $1,200,000 and $700,000 in fiscal 1993 and 1992, respectively, due to the reversal of tax liabilities previously recorded but no longer required as the result of the resolution of issues arising from the Internal Revenue Service's examination of the Federal income tax returns for the fiscal years 1979 through 1989. The years are now closed to assessments, therefore certain tax accruals previously provided are no longer required.

    The fiscal 1993 income tax benefit before the reversal of tax liabilities on consolidated pre-tax income was higher than the statutory rate primarily as the result of state income tax refunds received and the effect of tax benefits on exempt earnings from export sales. Pretax income from foreign subsidiaries was approximately $1,300,000, $1,200,000 and $2,300,000 at May 31, 1994, 1993 and
1992, respectively. Total foreign income taxes provided were in excess of total local statutory rates in fiscal 1994, 1993 and 1992 due to net operating losses of certain subsidiaries not deductible for tax purposes.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4.  COMMON STOCK AND STOCK OPTION PLANS
    A summary of changes in stock options granted to officers, key employees and non-employee directors under stock option plans for the three years ended May 31, 1994 follows.

                                                                               NUMBER OF     OPTION PRICE
                                                                                SHARES        PER SHARE
                                                                               ---------   ----------------
Outstanding, May 31, 1991 (127,250 exercisable)..............................    445,890   $10.00 to $35.13
    Granted..................................................................    156,950    12.75 to  13.63
    Exercised................................................................     --              --
    Surrendered/expired/cancelled............................................    (19,600)   10.00 to  35.13
                                                                               ---------
Outstanding, May 31, 1992 (214,618 exercisable)..............................    583,240   $10.00 to $35.13
    Granted..................................................................    224,200    11.38 to  12.88
    Exercised................................................................     (8,800)             10.00
    Surrendered/expired/cancelled............................................   (154,385)   10.00 to  35.13
                                                                               ---------
Outstanding, May 31, 1993 (184,436 exercisable)..............................    644,255   $10.00 to $35.13
    Granted..................................................................    161,400    13.25 to  15.00
    Exercised................................................................     (2,805)   10.00 to  13.63
    Surrendered/expired/cancelled............................................    (71,400)   10.00 to  17.88
                                                                               ---------
Outstanding, May 31, 1994 (236,284 exercisable)..............................    731,450   $10.00 to $35.13
                                                                               ---------
                                                                               ---------

    The options are granted at prices equal to the closing market price on the date of grant, become exercisable at such times as may be specified by the Board of Directors or as otherwise provided by the applicable stock option plan, and expire five to ten years from date of grant. Upon exercise of stock options, the excess of the proceeds over par value, or cost in the case of treasury stock, is credited to Capital surplus in the Consolidated Balance Sheets.

    The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restricted periods. The number of shares and the restricted period, which varies from two to ten years, are determined by the Compensation Committee of the Board of Directors. The market value of the award on the date of grant is recorded as a deferred expense, common stock and capital surplus. The deferred expense is included in results of operations over the restricted term. The expense relating to outstanding restricted stock awards was $538,000, $610,000 and $640,000 in fiscal 1994, 1993 and 1992, respectively.

    The AAR CORP. Employee Stock Purchase Plan is open to all employees of the Company (other than officers, directors or participants in other option plans of the Company) having six months of service. The plan permits employees to purchase common stock in periodic offerings at the lesser of the fair market value on date of offering and 85% of the fair market value on the date of exercise. A participating employee pays for shares by payroll deduction over a two-year period. Upon completion of the purchase, the excess of the proceeds over the par value (or cost in the case of treasury stock) is credited to capital surplus.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4.  COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)
    The number of options and awards outstanding and available for grant or issuance for each of the Company's stock plans is as follows:

                                                                             MAY 31, 1994
                                                               ----------------------------------------
                                                                OUTSTANDING    AVAILABLE      TOTAL
                                                               -------------  -----------  ------------
Stock Benefit Plan (Officers, Directors and key employees)...       769,788     261,577       1,031,365
Employee Stock Purchase Plan.................................       --          132,880         132,880

    Pursuant to a shareholder rights plan adopted in 1987 and amended in 1989, each outstanding share of the Company's Common Stock carries with it a Right to purchase one additional share at a price of $85 (subject to anti-dilution adjustments). The Rights become exercisable (and separate from the shares) when certain specified events occur, including the acquisition of 20% or more of the common stock by a person or group (an "Acquiring Person") or the commencement of a tender or exchange offer for 30% or more of the Common Stock.

    In the event that an Acquiring Person acquires 20% or more of the Common Stock, or if the Company is the surviving corporation in a merger involving an Acquiring Person, or if the Acquiring Person engages in certain types of self-dealing transactions, each Right entitles the holder to purchase for $85 (or the then current exercise price) shares of the Company's Common Stock having a market value of $170 (or two times the exercise price), subject to certain exceptions. Similarly, if the Company is acquired in a merger or other business combination or 50% or more of its assets or earning power is sold, each Right entitles the holder to purchase at the then current exercise price that number of shares of Common Stock of the surviving corporation having a market value of two times the exercise price. The Rights, which do not entitle the holder thereof to vote or to receive dividends, expire on August 6, 1997 and may be redeemed by the Company for $.01 per Right under certain circumstances.

    On September 21, 1990, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's Common Stock on the open market or through privately negotiated transactions. As of May 31, 1994 the Company had purchased 308,927 shares of Common Stock on the open market under this program at an average price of $11.51 per share.

5.  NET INCOME PER SHARE OF COMMON STOCK

    Primary net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Shares granted as restricted stock awards under The AAR CORP. Stock Benefit Plan are considered outstanding from the date of grant. Common Stock equivalents consist of the average number of shares issuable upon the exercise of all dilutive employee stock options, less the common shares which could have been purchased, at the average market price during each quarter, with the assumed proceeds from the exercise of the options.

6.  EMPLOYEE BENEFIT PLANS
    The Company has defined contribution or defined benefit plans covering substantially all full-time domestic employees and certain employees in the Netherlands.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
  DEFINED BENEFIT PLANS

    The pension plans for domestic salaried employees have benefit formulas based primarily on years of service and compensation. The pension benefit for hourly employees is generally based on a fixed amount per year of service. The Company follows the provisions of SFAS No. 87, "Employers' Accounting for Pensions," for all domestic operations.

    The Company's funding policy for domestic plans is to contribute annually, at a minimum, an amount which is deductible for Federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. Contributions are intended to provide for benefits attributed to service to date and for benefits expected to be earned in the future. The assets of the pension plans are invested primarily in mutual funds, common stocks, investment grade bonds and United States government obligations.

    Certain international subsidiaries also have pension plans. In most cases, the plans are defined benefit in nature. Assets of the plans are comprised of insurance contracts. Benefit formulas are similar to those used by U.S. plans. It is the policy of these subsidiaries to fund at least the minimum amounts required by local law and regulation. Effective June 1, 1993, all non-domestic pension plans have adopted the provisions of SFAS No. 87.

    The following table sets forth the plans' funded status and the amount recognized in the Company's Consolidated Balance Sheets. The plans are grouped according to the portion of the accumulated benefit obligation funded as follows:

                                                                                           MAY 31,      JUNE 1,
                                                                     MAY 31, 1994           1993         1993
                                                               ------------------------  -----------  -----------
                                                                BENEFITS      ASSETS      BENEFITS      ASSETS
                                                                 EXCEED       EXCEED       EXCEED       EXCEED
                                                                 ASSETS      BENEFITS      ASSETS      BENEFITS
                                                               -----------  -----------  -----------  -----------
                                                                                (000'S OMITTED)
Actuarial present value of benefit obligation:
    Vested benefit obligation................................  $   (21,500) $    (4,160) $   (19,725) $    (4,890)
    Nonvested benefit obligation.............................         (955)         (15)      (1,110)     --
                                                               -----------  -----------  -----------  -----------
Accumulated benefit obligation...............................      (22,455)      (4,175)     (20,835)      (4,890)
Effect of projected salary increases on the benefit
  obligation.................................................       (1,865)      (1,120)      (2,125)        (450)
                                                               -----------  -----------  -----------  -----------
Projected benefit obligation.................................      (24,320)      (5,295)     (22,960)      (5,340)
Plans' assets at fair value..................................       20,030        4,420       18,825        5,090
                                                               -----------  -----------  -----------  -----------
Plans' assets under projected benefit obligation.............       (4,290)        (875)      (4,135)        (250)
Unrecognized net loss........................................        3,920          915        3,665      --
Unrecognized prior service cost..............................          930      --             1,020      --
Unrecognized transition obligation...........................          785          225          850          250
                                                               -----------  -----------  -----------  -----------
    Prepaid pension costs in the Consolidated Balance
      Sheets.................................................  $     1,345  $       265  $     1,400  $         0
                                                               -----------  -----------  -----------  -----------
                                                               -----------  -----------  -----------  -----------

    The projected benefit obligation for domestic plans is determined using an assumed weighted average discount rate of 8.0% for fiscal 1994 and 1993, respectively and an assumed average increase of 4.6% in compensation. The expected long-term rate of return on assets is 10.0% for fiscal 1994 and 1993. Unrecognized net loss, prior service cost and transition obligation are amortized on a straight line basis over the estimated average future service period.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
    The projected benefit obligation for non-domestic plans are determined using an assumed weighted average discount rate of 7.0% for fiscal 1994 and an assumed average compensation increase of 2.0% for the first 5 years and 4.0%, thereafter. The expected long-term rate of return on assets is 6.5% for fiscal 1994.

    The provisions of SFAS No. 87 "Employers' Accounting for Pensions" require recognition in the balance sheet of an additional minimum liability, equity and related intangible assets for pension plans with accumulated benefits in excess of plan assets. At May 31, 1994 the Company has a minimum pension liability of $3,400,000 reported within Retirement benefit obligation in the Consolidated Balance Sheet with $1,000,000 charged to Stockholders' equity in accordance with the provisions of SFAS No. 87.

    Pension expense charged to results of operations includes the following components:

                                                            FOR THE YEAR ENDED MAY 31,
                                                            ---------------------------
                                                             1994      1993      1992
                                                            -------   -------   -------
                                                                  (000'S OMITTED)
Service costs for benefits earned during fiscal year......  $ 1,305   $   800   $   800
Interest cost on projected benefit obligation.............    2,265     1,670     1,610
Actual investment return on plan assets...................   (1,400)   (1,850)   (1,410)
Net amortization and deferral.............................     (480)      290       190
                                                            -------   -------   -------
    Pension expense for Company plans.....................    1,690       910     1,190
    Pension expense for the multi-employer plan...........       10        40        50
                                                            -------   -------   -------
        Total pension expense.............................  $ 1,700   $   950   $ 1,240
                                                            -------   -------   -------
                                                            -------   -------   -------

  DEFINED CONTRIBUTION PLAN

    The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 15% of their pretax compensation, subject to applicable regulatory limits. The Company may make matching contributions up to 6% of compensation. Participants vest immediately in Company contributions. Expense charged to results of operations was $800,000, $430,000 and $860,000 in fiscal 1994, 1993 and 1992, respectively.

  LONG TERM PERFORMANCE INCENTIVE PLAN

    The long term performance incentive plan is administered by the Compensation Committee of the Board of Directors. The plan provides for incentive awards to certain key employees designated by the Compensation Committee based on the long term performance of the Company. No awards were earned under the Plan in fiscal 1994, 1993 nor 1992, therefore, no expense was charged to results of operations.

  SUPPLEMENTAL RETIREMENT BENEFIT PLANS

    Supplemental Retirement agreements provide benefits to certain current and former key employees. During fiscal 1993 and 1992, $260,000 and $570,000 were deposited into trust funds for payment of these benefits. The amounts are being amortized over the remaining terms of employment. Expense charged to results of operations was $470,000, $570,000 and $460,000 in fiscal 1994, 1993 and 1992,
respectively.   The  unamortized  amount   of  $880,000  at   May  31,  1994  is

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
reported with Prepaid income taxes, retirement benefits, notes receivable and other in the Consolidated Balance Sheets. At May 31, 1994, the trust fund assets were adequate to provide for the estimated retirement benefits.

  BOARD OF DIRECTORS' RETIREMENT PLAN

    The Company adopted a Directors' Retirement Plan for its outside directors in April, 1992. The Plan provides for a benefit to outside directors upon retirement on or after age 65 provided they have completed at least five years of service as a director. Benefits are payable as a quarterly annuity in an amount equal to 25% of the annual retainer fee payable by the Company to active outside directors. Payment of benefits commences upon retirement and continues for a period equal to the total number of years of the retired director's service as a director to a maximum of ten years, or death, whichever occurs first. The Directors' Retirement Plan is unfunded, with costs and obligations recognized in accordance with SFAS No. 87. Expense charged to results of operations was $75,000 and $120,000 in fiscal 1994 and 1993, respectively.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company provides health and life insurance benefits for certain eligible employees and retirees under a variety of plans. Generally these benefits are contributory, with retiree contributions adjusted annually. The postretirement plans are unfunded and the Company has the right to modify or terminate any of these plans in the future, in certain cases subject to union bargaining agreements.

    Effective June 1, 1993, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." Prior to fiscal year 1994, the Company recognized retiree health and life insurance expense when benefits were paid. Prior years' results were not restated. Upon adoption, the Company elected to record a one-time transition obligation of $1,350,000 ($890,000 after tax) which represents that portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption.

    Net periodic postretirement benefit cost for fiscal 1994 included the following components:

Service cost............................................  $  30,000
Interest cost...........................................     98,000
                                                          ---------
                                                          $ 128,000
                                                          ---------
                                                          ---------

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
    The funded status of the plans at May 31, 1994 were as follows:

Accumulated postretirement benefit obligation:
  Current retirees....................................  $   906,000
  Current employees -- fully eligible.................      129,000
  Current employees -- not fully eligible.............      315,000
                                                        -----------
                                                          1,350,000
Plans' assets at fair value...........................      --
                                                        -----------
Accumulated postretirement benefit obligation in
 excess of plans' assets..............................    1,350,000
Unrecognized prior service cost, transition obligation
 and net loss/(gain)..................................      --
                                                        -----------
Accrued postretirement benefit cost in the
 consolidated balance sheet...........................  $ 1,350,000
                                                        -----------
                                                        -----------

    The assumed discount rate used to measure the accumulated postretirement benefit obligation was 8.0%. The assumed rate of future increases in health care costs was 10.0% in fiscal 1994, declining to 6.0% by the year 2004 and remaining at that rate thereafter. A one percent increase in the assumed health care cost trend rate would increase the accumulated postretirement obligation by approximately $100,000 as of May 31, 1994 and would not result in a significant change to the annual postretirement benefit expense.

7.  COMMITMENTS AND CONTINGENCIES
    The Company leases certain facilities under agreements that expire at various dates through 2011. Rental expense under these leases was $4,840,000, $5,320,000 and $4,850,000 in fiscal 1994, 1993 and 1992, respectively.

    Future minimum payments under leases with initial or remaining terms of one year or more at May 31, 1994 were $4,820,000 for fiscal 1995, $3,490,000 for fiscal 1996,  $3,310,000  for  fiscal  1997,  $2,850,000  for  fiscal  1998  and
$10,310,000 for fiscal 1999 and thereafter.

    The Company regularly places deposits with suppliers on short-term commitments to purchase inventory. These conditional contractual commitments are made in the ordinary course of business. At May 31, 1994 the Company had $10,700,000 of deposits outstanding with suppliers.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8.  SELECTED QUARTERLY DATA (UNAUDITED)
    The unaudited selected quarterly data for fiscal years ended May 31, 1994 and 1993 are as follows.

                                  FISCAL 1994

                                                                          NET INCOME
QUARTER                          NET SALES   GROSS PROFIT   NET INCOME    PER SHARE
- - -------------------------------  ---------   ------------   ----------   ------------
                                        (000'S OMITTED EXCEPT PER SHARE DATA)
First..........................  $  98,306     $ 18,044      $ 2,492        $ .16
Second.........................     93,185       16,624        2,378          .15
Third..........................     96,199       17,680        2,212          .14
Fourth.........................    120,064       19,562        2,412          .15
                                 ---------   ------------   ----------      -----
                                 $ 407,754     $ 71,910      $ 9,494        $ .60
                                 ---------   ------------   ----------      -----
                                 ---------   ------------   ----------      -----

                                  FISCAL 1993

                                                                        NET INCOME
                                   NET         GROSS      NET INCOME      (LOSS)
QUARTER                           SALES       PROFIT        (LOSS)      PER SHARE
- - -------------------------------  --------   -----------   ----------   ------------
                                       (000'S OMITTED EXCEPT PER SHARE DATA)
First..........................  $ 98,072     $19,101      $ 3,103        $ .20
Second.........................   101,930      17,317        1,575          .10
Third..........................    82,337      14,745       (5,705)        (.36)
Fourth.........................   100,441      17,273        1,310          .08
                                 --------   -----------   ----------     ------
                                 $382,780     $68,436      $   283        $ .02
                                 --------   -----------   ----------     ------
                                 --------   -----------   ----------     ------

    In the third quarter of fiscal 1993, the Company recorded noncash restructuring expenses of $11,000,000 (or $7,200,000 after-tax) primarily related to the writedown of certain inventories to reflect the impact of market conditions (See Note 11) and a reduction in income tax expense of $1,200,000 (See Note 3).

9.  PROPERTY, PLANT AND EQUIPMENT

                                                                                  EQUIPMENT,
                                                                    BUILDINGS     FURNITURE
                                                                       AND           AND
                                                            LAND   IMPROVEMENTS    FIXTURES     TOTAL
                                                           ------  ------------   ----------   --------
                                                                         (000'S OMITTED)
Balance, May 31, 1991....................................  $2,374    $29,586       $72,242     $104,202
  Additions, at cost.....................................     714      1,945         5,559        8,218
  Retirements or sales...................................    --       --              (432)        (432)
  Restructuring allowance (See Note 11)..................    --         (750)       (1,650)      (2,400)
  Translation adjustments................................    --          371           541          912
                                                           ------  ------------   ----------   --------
Balance, May 31, 1992....................................   3,088     31,152        76,260      110,500
  Additions, at cost.....................................    --        2,932         6,021        8,953
  Retirements or sales...................................    --         (131)         (607)        (738)
  Translation adjustments................................    --          (43)          (87)        (130)
                                                           ------  ------------   ----------   --------
Balance, May 31, 1993....................................   3,088     33,910        81,587      118,585
  Additions, at cost.....................................    --          749         5,664        6,413
  Retirements or sales...................................    --          (21)       (2,434)      (2,455)
  Translation adjustments................................    --         (161)         (281)        (442)
                                                           ------  ------------   ----------   --------
Balance, May 31, 1994....................................  $3,088    $34,477       $84,536     $122,101
                                                           ------  ------------   ----------   --------
                                                           ------  ------------   ----------   --------

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                                                                      EQUIPMENT,
                                                                       BUILDINGS &    FURNITURE
                                                                       IMPROVEMENTS   & FIXTURES    TOTAL
                                                                       ------------   ----------   -------
                                                                                 (000'S OMITTED)
Balance, May 31, 1991................................................    $ 9,750       $38,529     $48,279
  Depreciation and amortization expense..............................      1,347         6,586       7,933
  Retirements or sales...............................................     --              (182)       (182)
  Translation adjustments............................................        155           351         506
                                                                       ------------   ----------   -------
Balance, May 31, 1992................................................     11,252        45,284      56,536
  Depreciation and amortization expense..............................      1,448         5,220       6,668
  Retirements or sales...............................................       (131)         (572)       (703)
  Translation adjustments............................................          5            27          32
                                                                       ------------   ----------   -------
Balance, May 31, 1993................................................     12,574        49,959      62,533
  Depreciation and amortization expense..............................      1,219         5,823       7,042
  Retirements or sales...............................................       (139)       (1,887)     (2,026)
  Translation adjustments............................................        (69)         (162)       (231)
                                                                       ------------   ----------   -------
Balance, May 31, 1994................................................    $13,585       $53,733     $67,318
                                                                       ------------   ----------   -------
                                                                       ------------   ----------   -------

11. RESTRUCTURING EXPENSES
    The Company recorded noncash restructuring expenses of $11,000,000 for the writedown of certain inventories and associated costs in fiscal 1993. The inventories most affected were parts for older-model commercial aircraft, certain manufactured products as well as material supporting original equipment manufacturers. The writedown resulted from the Company's assessment of the impact on inventories of the changes in the aviation/aerospace market and the recessionary economic environment. The noncash restructuring expenses that established inventory realization reserves (see note 13 in Notes to Consolidated Financial Statements) had a remaining balance of approximately $4,488,000 at May 31, 1994. As the inventory for which the realization reserves were established is disposed of, the realization reserve balance is to be correspondingly reduced.

    The Company recorded expenses of $5,800,000 in fiscal 1992 relating to the restructuring of its Oklahoma City maintenance facility. The expenses included the excess of net book over estimated recoverable value of idle leasehold improvements and equipment, excess inventory and uncollectible accounts receivable, as well as related personnel termination costs and other facility reduction expenses. These expenses had been fully realized as of May 31, 1994.

12. AIRCRAFT LEASING ACTIVITIES
    The Company is an owner participant in four leveraged lease agreements entered into between March 1986 and May 1988. These agreements cover four narrow body commercial aircraft and spare parts. The transactions involve aircraft currently operated by major carriers. The remaining terms of the leases range from 7 to 10 years. The Company's equity investment in these aircraft represents approximately one third of the aggregate equipment cost. The remaining portion of the equipment cost is financed by third-party nonrecourse debt.

    The Company has ownership rights to the equipment subject to the right of the lessees to exercise certain purchase, renewal and termination options. For Federal income tax purposes, the Company receives investment tax credits and has the benefit of tax deductions for depreciation on the aggregate equipment cost and interest on the nonrecourse debt. During the early years of

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. AIRCRAFT LEASING ACTIVITIES -- (CONTINUED) the lease Federal income tax deductions exceeded the lease rental income, allowing excess deductions to be applied against the Company's other income. In the later years of the lease, rental income exceeds the deductions and taxes will be recorded in accordance with SFAS No. 109. Further, deferred taxes were provided net of the Company's Alternative Minimum Tax (AMT) position. In fiscal 1994, the Company's Investment in leveraged leases was repriced approximately $2,000,000 for the impact of an interest rate reduction on nonrecourse long-term debt secured by aircraft under leveraged lease, the tax rate change under the Omnibus Budget Reconciliation Act of 1993 and the Company's AMT position in accordance with SFAS No. 13 "Accounting for Leases."

    In August 1990, the Company sold a partial residual interest in a Boeing 737-300 aircraft currently subject to a leveraged lease. The lease term expires in March 2001. The principal portion of the proceeds from this sale were received in the form of a $2,000,000 note and are included with Prepaid income taxes, retirement benefits, notes receivable and other on the Consolidated Balance Sheets. This note has an interest rate of 9.9%. The note and accrued interest of $3,600,000 are due in March 2001. The carrying amount of the note receivable approximates its fair value at May 31, 1994.

    The condensed operating results and balance sheet financial information for aircraft leasing activities were as follows:

                                                                  FOR THE YEAR ENDED MAY
                                                                            31,
                                                                 -------------------------
                                                                  1994     1993     1992
                                                                 -------  -------  -------
                                                                      (000'S OMITTED)
 Operating Results:
    Revenues...................................................  $ 2,195  $ 1,390  $ 2,740
    Net income (loss)..........................................    1,132      (22)     (11)
  Balance Sheet:
    Total assets...............................................   39,700   37,800   41,190
    Stockholder's equity.......................................   24,349   23,217   23,239

    The Company's net investment in leveraged leases is composed of the following elements:

                                                               FOR THE YEAR ENDED
                                                                    MAY 31,
                                                               ------------------
                                                                 1994      1993
                                                               --------  --------
                                                                (000'S OMITTED)
Rentals receivable (net of principal and interest on the
 nonrecourse debt)...........................................  $ 16,258  $ 15,510
Estimated residual value of leased assets....................    23,950    23,950
Unearned and deferred income.................................    (7,590)   (9,250)
                                                               --------  --------
  Investment in leveraged leases.............................    32,618    30,210
Deferred taxes, net of AMT in fiscal 1993....................   (28,560)  (28,310)
                                                               --------  --------
  Net investment in leveraged leases.........................  $  4,058  $  1,900
                                                               --------  --------
                                                               --------  --------

    Pretax income from leveraged leases was $1,955,000, $334,000 and $529,000 in fiscal 1994, 1993 and 1992, respectively. The tax effect of pretax income from leveraged leases was $823,000, $125,000 and $199,000 in fiscal 1994, 1993 and
1992, respectively.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13. ALLOWANCES AND RESERVES

                          ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                           FOR THE YEAR ENDED MAY
                                                                                     31,
                                                                           -----------------------
                                                                            1994    1993    1992
                                                                           ------  ------  -------
                                                                               (000'S OMITTED)
Balance, beginning of year...............................................  $2,000  $2,000  $ 2,000
  Provision charged to operations........................................     600     400    1,600
  Deductions for accounts written off, net of recoveries.................    (600)   (400)  (1,600)
                                                                           ------  ------  -------
Balance, end of year.....................................................  $2,000  $2,000  $ 2,000
                                                                           ------  ------  -------
                                                                           ------  ------  -------

                         INVENTORY REALIZATION RESERVES

                                                                       FOR THE YEAR ENDED MAY 31,
                                                                       --------------------------
                                                                         1994     1993     1992
                                                                       --------  -------  -------
                                                                            (000'S OMITTED)
Balance, beginning of year...........................................  $ 14,000  $ 6,000  $ 4,700
  Provision charged to operations....................................     3,104   12,300    3,300
  Inventory written off and loss from disposal, net of recoveries....    (8,188)  (4,300)  (2,000)
                                                                       --------  -------  -------
Balance, end of year.................................................  $  8,916  $14,000  $ 6,000
                                                                       --------  -------  -------
                                                                       --------  -------  -------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption "Nominees and Continuing Directors" in the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

    The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in
Part I above.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is incorporated by reference to the information contained under the caption "Compliance with
Section 16(a) of The Exchange Act" in the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information contained under the captions "Executive Compensation and Other
Information" (but excluding the following sections thereof, "Compensation Committee's Report on Executive Compensation" and "Stockholder Return Performance Graphs"); "Employment and Other Agreements" and "Director's Compensation", in the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders' to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders' to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders' to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

                              FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Report of Independent Public Accountants, KPMG Peat Marwick LLP...........................................       13
Financial Statements -- AAR CORP. and Subsidiaries:
  Consolidated statements of income for the three years ended May 31, 1994................................       14
  Consolidated balance sheets as of May 31, 1994 and 1993.................................................     15-16
  Consolidated statements of stockholders' equity for the three years ended May 31, 1994..................       17
  Consolidated statements of cash flows for the three years ended May 31, 1994............................       18
  Notes to consolidated financial statements..............................................................     19-36
  Selected quarterly data (unaudited) for the years ended May 31, 1994 and 1993 (Note 8 to Consolidated
   Financial Statements)..................................................................................       33

    No financial data schedules are required to be filed.

                                    EXHIBITS

    The Exhibits filed as a part of this report are set forth on the Exhibit Index contained elsewhere herein. Each of the material contracts identified as Exhibits 10.1 through 10.5 is a management contract or compensatory arrangement.

                              REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the three month period ended May 31, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          AAR CORP.

                                          (Registrant)
Date: August 24, 1994
                                          By:         /s/ IRA A. EICHNER

                                             -----------------------------------
                                             Ira A. Eichner
                                             CHAIRMAN OF THE BOARD AND
                                             CHIEF EXECUTIVE OFFICER
                            ------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                        TITLE                    DATE
- - ---------------------------------  -------------------------    ----------------

           /s/ IRA A. EICHNER      CHAIRMAN OF THE BOARD AND
- - ---------------------------------   CHIEF EXECUTIVE OFFICER;
         Ira A. Eichner             DIRECTOR (PRINCIPAL
                                    EXECUTIVE OFFICER)
                                    (PRINCIPAL FINANCIAL
                                    OFFICER)

          /s/ DAVID P. STORCH      PRESIDENT AND CHIEF
- - ---------------------------------   OPERATING OFFICER;
         David P. Storch            DIRECTOR

     /s/ TIMOTHY J. ROMENESKO      VICE PRESIDENT-CONTROLLER
- - ---------------------------------   (PRINCIPAL ACCOUNTING
      Timothy J. Romenesko          OFFICER)

         /s/ A. ROBERT ABBOUD      DIRECTOR
- - ---------------------------------
        A. Robert Abboud

        /s/ EDGAR D. JANNOTTA      DIRECTOR                     August 24, 1994
- - ---------------------------------
        Edgar D. Jannotta

         /s/ ROBERT D. JUDSON      DIRECTOR
- - ---------------------------------
        Robert D. Judson

         /s/ ERWIN E. SCHULZE      DIRECTOR
- - ---------------------------------
        Erwin E. Schulze

          /s/ JOEL D. SPUNGIN      DIRECTOR
- - ---------------------------------
         Joel D. Spungin

        /s/ LEE B. STERN           DIRECTOR
- - ---------------------------------
          Lee B. Stern

        /s/ RICHARD D. TABERY      DIRECTOR
- - ---------------------------------
        Richard D. Tabery

                                 EXHIBIT INDEX

               INDEX                                                           EXHIBITS
- - ------------------------------------             --------------------------------------------------------------------
 3. Articles of Incorporation               3.1  Restated  Certificate  of Incorporation;1  Amendments  thereto dated
   and By-Laws                                   November 3, 19872 and October 19, 1988.2

                                            3.2  By-Laws, as amended.2 Amendment thereto dated April 12, 1994  (filed herewith)

 4. Instruments defining the                4.1  Restated  Certificate of  Incorporation and  Amendments (see Exhibit
   rights of security holders                    3.1).

                                            4.2  By-Laws, as amended (filed herewith).

                                            4.3  Credit Agreement  dated  June 1,  1993  between the  Registrant  and
                                                 Continental  Bank N.A.11  and amendment  thereto dated  May 16, 1994
                                                 (filed herewith).

                                            4.4  Rights Agreement between the Registrant and the First National  Bank of Chicago;1 Amendment thereto dated July 18, 1989.2

                                            4.5  Indenture   dated  October  15,  1989  between  the  Registrant  and
                                                 Continental Bank, National Association, as Trustee, relating to debt securities;5 First Supplemental Indenture  thereto dated August  26,
                                                 1991.6

                                            4.6  Officer's  certificates  dated October  24,  198910 and  October 12,
                                                 1993.10

                                            4.7  Credit Agreement dated October 15,  1991 between the Registrant  and
                                                 The  First National Bank of Chicago, as Agent7 and amendment thereto dated March 31, 1994 (filed herewith).

                                                 Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant
                                                 is not filing certain documents. The Registrant agrees to furnish  a copy of each such document upon the request of the Commission.

10. Material Contracts                     10.1  AAR CORP. Stock Benefit Plan.11

                                           10.2  Death Benefit Agreement dated August 24, 1984 between the Registrant and Ira A. Eichner;8 Amendment thereto dated August 12, 1988.4

                                           10.3  Further  Restated and  Amended Employment Agreement  dated August 1,
                                                 1985 between the Registrant and  Ira A. Eichner;3 Amendment  thereto dated August 12, 1988.4

                                           10.4  Trust Agreement dated August 12, 1988 between the Registrant and Ira
                                                 A.  Eichner4  and amendment  thereto dated  February 4,  1994 (filed herewith).

                                           10.5  AAR CORP. Directors' Retirement Plan, dated April 14, 1992.9

               INDEX                                                           EXHIBITS
- - ------------------------------------             --------------------------------------------------------------------
21. Subsidiaries of                        21.1  Subsidiaries of AAR CORP. (filed herewith).
   the Registrant

23. Consents of experts                    23.1  Consent of  Independent  Public  Accountants --  KPMG  Peat  Marwick
   and counsel                                   (filed herewith).

- - ------------------------
Notes:

 1 Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

 2 Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

 3 Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1986.

 4 Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

 5 Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1989.

 6 Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-3 filed August 27, 1991.

 7 Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991.

 8 Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1985.

9 Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

10 Incorporated by reference to Exhibits to the Registrant's Current Reports on Form 8-K dated October 24, 1989 and October 12, 1993.

11 Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.