Form 10-Q
period 1994-08-31
AAR CORP
filed 1994-10-14
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


For Quarter Ended   AUGUST 31, 1994               Commission file number  1-6263
                 -------------------                                    --------

                                    AAR CORP.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 36-2334820
- - -----------------------------------------   -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


1111 NICHOLAS BOULEVARD, ELK GROVE VILLAGE, ILLINOIS            60007
- - -------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (708)  439-3939
                                                  -----------------------------

- - -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes      X       No           .
                             ------------   -----------

         (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS)


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under plan confirmed by a court.
                         Yes              No           .
                            -------------   -----------
                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of share outstanding of each on the issuer's classed of common stock, as of the close of the period covered by this report.


$1.00 par value, 15,906,792 shares outstanding as of AUGUST 31, 1994.

                                    AAR CORP.

                                     PART I

                              FINANCIAL INFORMATION


The condensed consolidated financial statements as of August 31, 1994 and 1993 included herein have been prepared by AAR CORP. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements as of May 31, 1994 have been derived from audited financial statements with certain prior amounts having been reclassified, in particular, noncurrent deferred tax assets of $6.6 million against noncurrent deferred tax liabilities, to conform to the August 31, 1994 presentation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the consolidated financial position of AAR CORP. as of August 31, 1994 and the consolidated results of operations and cash flows for the three months ended August 31, 1994 and 1993. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform to the August 31, 1994 presentation.

                                    AAR CORP.
                      Condensed Consolidated Balance Sheets
                     As of August 31, 1994 and May 31, 1994
                                 (000s omitted)

                                                August 31,         May 31,
                                                   1994             1994
                                               ------------    --------------
                                                (Unaudited)    (Derived from
                                                               audited financial
                                                               statements)
ASSETS:

Current assets:
  Cash and cash equivalents                      $  7,199         $ 18,074
  Accounts receivable, less allowances
    of $2,327 and $2,000                           86,634           85,947
  Inventories (Note B)                            157,206          146,039
  Equipment on or available for
    short-term lease                               24,899           28,881
  Prepaid income taxes, deposits and other         31,944           28,782
                                                  -------          -------
    Total current assets                          307,882          307,723
                                                  -------          -------
Property, plant and equipment, net                 54,856           54,783
                                                  -------          -------
Other assets:
  Investment in leveraged leases                   32,572           32,618
  Cost in excess of underlying net assets of
    acquired companies                              6,260            6,313
  Notes receivable, retirement benefits and
    other (Notes A and E)                           9,074            9,579
                                                  -------          -------
                                                   47,906           48,510
                                                  -------          -------

                                                 $410,644         $411,016
                                                  -------          -------
                                                  -------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans and current maturities of long-
      term debt                                  $  2,230         $    568
  Accounts payable                                 46,700           49,599
  Accrued liabilities and taxes on income          14,189           15,432
  Accrued interest                                  3,443            2,115
                                                  -------          -------
    Total current liabilities                      66,562           67,714
                                                  -------          -------

Long-term debt, less current maturities           115,512          115,729
Deferred tax liabilities (Note A)                  32,390           32,390
Retirement benefit obligation and
  other deferred credits (Notes A and E)            6,060            5,695
                                                  -------          -------
                                                  153,962          153,814
                                                  -------          -------

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    250 shares; none issued                            --               --
  Common stock, $1.00 par value, authorized 80,000
    shares; issued 16,216 and 16,215 shares
    at each date                                   16,216           16,215
  Capital surplus                                  81,302           81,296
  Retained earnings                                99,592           99,496
  Treasury stock, 309 shares at each date,
    at cost                                        (3,556)          (3,556)
  Cumulative translation adjustments (Note D)      (2,064)          (2,963)
  Minimum pension liability adjustment (Note E)    (1,370)          (1,000)
                                                  -------          -------
                                                  190,120          189,488
                                                  -------          -------

                                                 $410,644         $411,016
                                                  -------          -------
                                                  -------          -------


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
                   Condensed Consolidated Statements of Income
               For the three months ended August 31, 1994 and 1993
                                   (Unaudited)

                      (000s omitted except per share data)


                                                       Three Months Ended
                                                           August 31,
                                                    ------------------------
                                                      1994            1993
                                                    ---------       --------
Net sales                                           $ 97,191        $ 98,306
                                                     -------         -------
Costs and operating expenses:
  Cost of sales                                       80,377          80,262
  Selling, general and administrative                 11,563          12,422
                                                     -------         -------
                                                      91,940          92,684
                                                     -------         -------

Operating income                                       5,251           5,622

Interest expense                                      (2,597)         (2,033)
Interest income                                          171              93
                                                     -------         -------

Income before provision for income taxes
  and cumulative effect of changes in
  accounting principles                                2,825           3,682
Provision for income taxes                               820           1,200
                                                     -------         -------

Income before cumulative effect
  of changes in accounting principles                  2,005           2,482

Cumulative effect of changes in
  accounting principles:  (Note A)
    Income taxes                                          --             900
    Postretirement health care benefits,
      net of tax                                          --            (890)
                                                     -------         -------

Net income                                          $  2,005        $  2,492
                                                     -------         -------
                                                     -------         -------

Net income per share of common stock (Note D):
  Income before cumulative effect of changes
    in accounting principles                        $    .13        $    .16
  Net cumulative effect of changes in accounting
      principles:
      Income taxes                                        --             .06
      Postretirement health care benefits,
        net of tax                                        --            (.06)
                                                     -------         -------
  Net income per share of common stock              $    .13        $    .16
                                                     -------         -------
                                                     -------         -------

Dividends paid and declared per share
  of common stock                                   $    .12        $    .12
                                                     -------         -------
                                                     -------         -------

Average shares outstanding                            15,907          15,900


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended August 31, 1994 and 1993
                                   (Unaudited)

                                 (000s omitted)

                                                                      Three Months Ended
                                                                          August 31,
                                                                    -----------------------
                                                                      1994           1993
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  2,005       $  2,492
  Adjustments to reconcile net income to net cash
    provided from (used in) operating activities:
      Depreciation and amortization                                   2,557          2,544
      Cumulative effect of changes in accounting principles:
         Income tax benefit                                              --           (900)
         Postretirement health care benefit expense                      --            890
      Leveraged lease repricing                                          --           (700)
      Change in certain assets and liabilities:
         Accounts receivable, net                                      (472)        (7,170)
         Inventories, net                                           (10,695)         1,824
         Equipment on or available for
           short-term lease                                           3,982          1,881
         Prepaid income taxes, deposits and other                    (3,255)        (2,997)
         Accounts payable                                            (3,012)         8,561
         Accrued liabilities and taxes on income                     (2,416)        (1,545)
         Accrued interest                                             2,436          1,582
                                                                    -------         ------
Net cash provided from (used in)
    operating activities                                             (8,870)         6,462
                                                                    -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net                    (1,812)          (764)
  Investment in leveraged leases                                         46            (29)
  Notes receivable and other                                            115             31
                                                                    -------         ------

  Net cash used in investing activities                              (1,651)          (762)
                                                                    -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in other borrowings, net                                     1,426         (3,651)
  Cash dividends                                                     (1,909)        (1,908)
  Proceeds from employee stock purchases                                  7              -
                                                                    -------         ------

  Net cash used in financing activities                                (476)        (5,559)
                                                                    -------         ------

Effect of exchange rate changes on cash                                 122           (223)
                                                                    -------         ------

Decrease in cash and cash equivalents                               (10,875)           (82)

Cash and cash equivalents, beginning of period                       18,074          2,255
                                                                    -------         ------

Cash and cash equivalents, end of period                           $  7,199       $  2,173
                                                                    -------         ------
                                                                    -------         ------


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 1994
                (000s omitted except per share and percent data)


NOTE A - CHANGES IN SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Prior years' results were not restated. The cumulative effect of the accounting change was a tax benefit of $900 ($.06 per share) recorded in the three month period ended
August 31, 1993.   The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method to the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of changes in deferred tax assets and liabilities and tax rates will be recognized in the consolidated results of operations in the period the changes occur.

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


NOTE B - INVENTORY

The summary of inventories is as follows:

                                         August 31,        May 31,
                                            1994            1994
                                         ---------      ---------
     Raw materials and parts            $   29,028     $   25,349
     Work-in-process                        13,291         11,974
     Purchased aircraft parts,
         engines and components
         held for sale or exchange         112,944        106,529
     Finished goods                          1,944          2,189
                                         ---------      ---------
                                           157,207        146,041
     Progress billings on long-term
         contracts and programs                 (1)            (2)
                                         ---------      ---------

                                        $  157,206      $ 146,039
                                         ---------      ---------
                                         ---------      ---------

                                    AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          August 31, 1994  (Continued)
                (000s omitted except per share and percent data)


NOTE C - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                             Three Months Ended
                                                 August 31,
                                           ------------------------
                                             1994            1993
                                           --------        --------
         Interest paid                     $    110        $    390
         Income taxes paid                    1,270             300
         Income tax refunds received            140             200


NOTE D - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The Cumulative translation adjustments account increased due to a net translation gain of $899 for the three-month period ended August 31, 1994. The gain resulted from an increase in the value of the Company's net investment in foreign subsidiaries primarily resulting from an increase in the value of the U.S. dollar against most European currencies. The per share data was calculated using the weighted average shares outstanding for the periods presented. Common stock equivalents consisting of employee stock options have not been included in the per share calculation as their dilutive effect is not material.


NOTE E - MINIMUM PENSION LIABILITY ADJUSTMENT

The Company recorded a minimum pension liability during the three-month periods ended August 31, 1994 and 1993 of $365 and $3,650, respectively, reported within Retirement benefit obligation in the Consolidated Balance Sheets with $370 and $1,000, at each respective date, charged to Stockholders' equity in accordance with the method of accounting prescribed by SFAS No. 87, "Employers' Accounting for Pensions". The liability significantly increased as the result of the market-driven decrease in the discount rate used by the Company to determine pension obligations. The noncash adjustment did not affect the Company's results of operations.

                                    AAR CORP.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                              RESULTS OF OPERATIONS
                (000s omitted except per share and percent data)


THREE-MONTH PERIOD ENDED AUGUST 31, 1994
(as compared with the same period of the prior year)

The Company reports its activities in one business segment: Aviation Services. The following table sets forth net sales for the Company's classes of similar products and services within this segment for the three-month periods ended August 31:

                                        Three Months Ended
                                            August 31,
                                      -----------------------
                                        1994           1993
                                      --------       --------
     Net Sales:
           Trading                    $47,671        $52,796
           Overhaul                    24,121         23,839
           Manufacturing               25,399         21,671
                                      -------        -------
                                      $97,191        $98,306
                                      -------        -------
                                      -------        -------


Net income for the first quarter of fiscal 1995 decreased $487 or 19.5% from the same period in the prior year primarily as the result of a decrease in consolidated gross profit contribution. Net income was also affected by increased interest expense due to additional borrowings and higher interest rates resulting primarily from the sale of $50 million of 10-year, 7-1/4% notes. The reduction in net income was partially offset by lower operating expenses and a lower effective tax rate resulting from tax benefits on certain export sales.

While total net sales remained generally constant for the respective three-month periods, trading sales decreased $5,125 or 9.7% due to reduced sales of parts and aviation fasteners. This decline was partially offset by increased sales of manufactured products of $3,728 or 17.2% under existing and new contracts for products supporting the United States Government's Rapid Deployment Program as well as increased sales of commercial cargo systems.

Consolidated gross profit contribution decreased $1,230 or 6.8% as the result of the decrease in consolidated gross profit margin from 18.4% to 17.3% and slightly lower consolidated net sales. The gross profit margin was lower from the effects of continued competitive pricing pressures on overhaul margins stemming in part from overcapacity in certain areas of the industry and product mix at our floor maintenance equipment manufacturing unit. These margin decreases were partially offset by improved margins on certain manufactured products, as well as on aircraft and engine parts. Consolidated gross profit contribution in the prior year included $700 of income from a reduction in the interest rate on a non-recourse leveraged lease obligation negotiated by the Company.

                                    AAR CORP.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


                               FINANCIAL CONDITION
                          (000s omitted except ratios)

AT AUGUST 31, 1994
(as compared with May 31, 1994)

In the three-month period ended August 31, 1994, the Company utilized cash to meet working capital requirements, make capital expenditures and pay dividends. The Company's working capital requirements exceeded operating cash flow due to payments or deposits on the purchase of advantageously priced inventory and inventory to support existing or new inventory management programs.

The Company continues to maintain sources of financing amounting to $131,065 of available bank lines and has a shelf registration on file with the Securities and Exchange Commission for $85,000 of medium or long-term debt securities, which it may issue at its discretion and subject to market conditions.

The Company believes that its continued strong financial position within the aviation services industry, available sources of financing and future income will continue to give the Company the ability to meet ongoing working capital requirements and take advantage of additional business opportunities.

A summary of key indicators of financial condition and lines of credit follows:


       Description                   August 31, 1994        May 31, 1994
 ------------------------            ---------------        ------------

 Working capital                        $  241,320           $  240,009
 Current ratio                               4.6:1                4.5:1

 Bank Credit Lines:
   Borrowings outstanding               $   1,685              $    -
   Available but unused lines             131,065               132,500
                                          --------              -------
                                        $ 132,750              $132,500
                                          --------              -------
                                          --------              -------
 Long-term debt less current
   maturities                           $ 115,512             $ 115,729

 Ratio of long-term debt to
   capitalization                            37.8%                37.9%

                                    AAR CORP.

                                     PART II

                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

ITEM

 4. Instruments    4.1   Restated Certificate of Incorporation:(1) Amendments
    defining the         thereto dated November 3, 1987;(2) and October 19,
    rights of            1988.(2)
    security
    holders        4.2   By-Laws, as amended.(8)

                   4.3 Credit Agreement dated June 1, 1993 between the Registrant and Continental Bank N.A.(7) and amendment thereto dated May 16, 1994.(8)

                   4.4 Rights Agreement between the Registrant and The First National Bank of Chicago;(1) Amendment thereto dated July 18, 1989.(2)

                   4.5 Indenture dated October 15, 1989 between the Registrant and Continental Bank, N.A., as Trustee, relating to debt securities;(4) First Supplemental Indenture thereto dated August 26, 1991.(5)

                   4.6 Officer's certificate dated October 24, 1989 (3) and October 12, 1993.(3)

                   4.7 Credit Agreement dated October 15, 1991 between the Registrant and The First National Bank of Chicago, as Agent (6) and amendment thereto dated March 31, 1994.(8)

27. Financial      27.1  Financial Data Schedule for the Registrant's three-
    Data                 month interim period ended August 31, 1994.
    Schedule

                                    AAR CORP.

                                     PART II

                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)


- - ----------------------
Notes:

(1) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

(2) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

(3) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 24, 1989 and October 12, 1993.

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

(8) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(b)  REPORTS ON FORM 8-K FOR QUARTER ENDED AUGUST 31, 1994:
     The Company filed no reports on Form 8-K during the three (3) months ended August 31, 1994.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                      AAR CORP.
                                    -------------------------------------------
                                    (Registrant)








Date:   October 13, 1994
                                    ------------------------------------------
                                    Timothy J. Romenesko
                                    Vice President - Controller and
                                      Chief Accounting Officer

                                    (Principal accounting officer and officer duly authorized to sign on behalf of registrant)