Form 10-Q
period 1994-11-30
AAR CORP
filed 1995-01-13
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ______________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ________________


For Quarter Ended   November 30, 1994    Commission file number  1-6263
                 ------------------------                      ----------------

                                    AAR CORP.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     36-2334820
- ----------------------------------------------------   ------------------------
State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                           Identification No.)


1111 NICHOLAS BOULEVARD, ELK GROVE VILLAGE, ILLINOIS            60007
- -------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (708)  439-3939
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
                           Yes     X     No          .
                               ---------    ---------


         (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS)


 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                           Yes           No         .
                               ---------   ---------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

 Indicate the number of shares outstanding of each on the issuer's classes of common stock, as of the close of the period covered by this report.


 $1.00    par value, 15,915,702  shares outstanding as of November 30, 1994  .
- --------            ------------                          -------------------

                                    AAR CORP.

                                     PART I
                                     ------

                              FINANCIAL INFORMATION


The condensed consolidated financial statements as of November 30, 1994 and 1993 included herein have been prepared by AAR CORP. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements as of May 31, 1994 have been derived from audited financial statements with certain prior amounts having been reclassified (in particular, noncurrent deferred tax assets of $6.6 million against noncurrent deferred tax liabilities) to conform to the November 30, 1994 presentation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the consolidated financial position of AAR CORP. as of November 30, 1994 and the consolidated results of operations and cash flows for the three and six months ended November 30, 1994 and 1993. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                    AAR CORP.
                      Condensed Consolidated Balance Sheets
                    As of November 30, 1994 and May 31, 1994
                                 (000s omitted)


                                             November 30,   May 31,
                                                 1994           1994
                                             -----------    -----------
                                             (Unaudited)    (Derived from
                                                            audited financial
ASSETS:                                                     statements)
- ------

Current assets:
 Cash and cash equivalents                   $  1,647      $ 18,074
 Accounts receivable, less allowances
   of $2,531 and $2,000                        87,328        85,947
 Inventories (Note B)                         167,240       146,039
 Equipment on or available for
   short-term lease                            25,253        28,881
 Prepaid income taxes, deposits and other      29,213        28,782

                                             --------       -------
   Total current assets                       310,681       307,723
                                             --------       -------

Property, plant and equipment, net             55,009        54,783
                                             --------       -------

Other assets:
 Investment in leveraged leases                32,323        32,618
 Cost in excess of underlying net assets of
   acquired companies                           6,214         6,313
  Notes receivable, retirement benefits and
   other (Notes A and E)                        9,302         9,579
                                             --------       -------
                                               47,839        48,510
                                             --------       -------

                                             $413,529      $411,016
                                              -------       -------
                                              -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
 Bank loans and current maturities of long-
     term debt                               $  6,646      $    568
 Accounts payable                              44,668        49,599
 Accrued liabilities and taxes on income       17,317        16,539
 Accrued interest                                 959         1,008
                                              -------       -------

   Total current liabilities                   69,590        67,714
                                              -------       -------

Long-term debt, less current maturities       115,469       115,729
Deferred tax liabilities (Note A)              32,520        32,390
Retirement benefit obligation and
  other deferred credits (Notes A and E)        5,370         5,695
                                              -------       -------
                                              153,359       153,814
                                              -------       --------

Stockholders' equity:
 Preferred stock, $1.00 par value,
   authorized 250 shares; none issued            -             -
 Common stock, $1.00 par value,
   authorized 80,000 shares; issued
   16,231 and 16,215 shares at each date       16,231        16,215
 Capital surplus                               81,369        81,296
 Retained earnings                             99,749        99,496
 Treasury stock, 316 and 309 shares at
   each date, at cost                          (3,643)       (3,556)
 Cumulative translation adjustments (Note D)   (1,756)       (2,963)
 Minimum pension liability adjustment
   (Note E)                                    (1,370)       (1,000)
                                              -------       -------
                                              190,580       189,488
                                              -------       -------
                                             $413,529      $411,016
                                              -------       -------
                                              -------       -------


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
                   Condensed Consolidated Statements of Income
          For the Three and Six Months Ended November 30, 1994 and 1993
                                   (Unaudited)
                      (000s omitted except per share data)


                                                       Three Months Ended       Six Months Ended
                                                           November 30,           November 30,
                                                       ------------------       ----------------
                                                        1994        1993         1994       1993
                                                       ------      ------       ------     ------

Net sales                                             $99,384     $ 93,185     $196,575   $191,491
                                                       ------      -------      -------    -------

Costs and operating expenses:
  Cost of sales                                        81,387       76,561      161,765    156,823
  Selling, general and administrative(Note E)          12,615       11,596       24,177     24,018
                                                       ------      -------      -------    -------
                                                       94,002       88,157      185,942    180,841
                                                       ------      -------      -------    -------

Operating income                                        5,382        5,028       10,633     10,650

Interest expense                                       (2,681)      (2,324)      (5,278)    (4,357)
Interest income                                           246          724          417        817
                                                       ------      -------      -------    -------

Income before provision for income taxes
  and cummulative effect of changes in
  accounting principles                                 2,947        3,428        5,772      7,110

Provision for income taxes                                880        1,050        1,700      2,250
                                                       ------      -------      -------    -------

Income before cumulative effect
  of changes in accounting principles                   2,067        2,378        4,072      4,860

Cumulative effect of changes in
  accounting principles:  (Note A)
    Income taxes                                          -           -            -           900
    Postretirement health care benefits,
      net of tax                                          -           -            -          (890)
                                                       ------      -------      -------    -------

Net income                                            $ 2,067     $  2,378     $  4,072   $  4,870
                                                       ------      -------      -------    -------
                                                       ------      -------      -------    -------

Net income per share of common stock (Note D):
  Income before cumulative effect of changes
    in accounting principles                          $   .13     $    .15     $    .26   $    .31
Net cumulative effect of changes in
   accounting principles:
     Income taxes                                           -            -            -        .06
     Post-retirement health care benefits                   -            -            -       (.06)
                                                       ------      -------      -------    -------

Net income per share of common stock                  $   .13     $    .15     $    .26   $    .31
                                                       ------      -------      -------    -------
                                                       ------      -------      -------    -------

Dividends paid and declared
  per share of common stock                           $   .12     $    .12     $    .24   $    .24

Average shares outstanding                             15,913       15,906       15,910     15,903


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
                 Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended November 30, 1994 and 1993
                                   (Unaudited)

                                 (000s omitted)


                                                            Six Months Ended
                                                               November 30,
                                                            ------------------
                                                             1994        1993
                                                            ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  4,072    $  4,870
  Adjustments to reconcile net income to net cash
     provided from (used in) operating activities:
       Depreciation and amortization                           4,980       4,977
       Cumulative effect of changes in accounting
         principles:
          Income tax benefit                                      -         (900)
          Postretirement health care benefit expense              -          890
       Leveraged lease repricing                                  -         (700)
       Change in certain assets and liabilities:
          Accounts receivable, net                            (1,085)    (13,120)
          Inventories, net                                   (20,620)        488
          Equipment on or available for
            short-term lease                                   3,628       2,404
          Prepaid income taxes, deposits and other              (665)     (2,472)
          Accounts payable                                    (5,072)     11,355
          Accrued liabilities and taxes on income                685         308
          Accrued interest                                       (49)        492
          Retirement benefit obligations,
             deferred taxes and other deferred credits          (560)         80
                                                             -------     -------
  Net cash provided from (used in)
    operating activities                                     (14,686)      8,672
                                                             -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net             (3,890)     (1,960)
  Investment in leveraged leases                                 295         (78)
  Notes receivable and other                                    (303)     (1,537)
                                                             -------     -------

  Net cash used in investing activities                       (3,898)     (3,575)
                                                             -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Gross proceeds from issuance of long-term
     notes payable                                                 -      50,000
  Repayment of bank loans with proceeds from
     issuance of long-term notes payable                           -     (28,200)
  Change in other borrowings, net                              5,808       3,482
  Cash dividends                                              (3,819)     (3,817)
  Purchase of treasury stock                                     (87)          -
  Other, net                                                      89         116
                                                             -------     -------

  Net cash provided from financing activities                  1,991      21,581
                                                             -------     -------

Effect of exchange rate changes on cash                          166        (279)
                                                             -------     -------

Increase (decrease) in cash and cash equivalents             (16,427)     26,399

Cash and cash equivalents, beginning of period                18,074       2,255
                                                             -------     -------

Cash and cash equivalents, end of period                    $  1,647    $ 28,654
                                                             -------     -------
                                                             -------     -------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1994
                (000s omitted except per share and percent data)

NOTE A - CHANGES IN SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Results prior to that date were not restated. The cumulative effect of the accounting change was a tax benefit of $900 ($.06 per share) recorded in the three month period ended
August 31, 1993.   The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method to the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of changes in deferred tax assets and liabilities and tax rates will be recognized in the consolidated results of operations in the period the changes occur.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective June 1, 1993, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." Prior years' results were not restated. Upon adoption the Company elected, as permitted under SFAS No. 106, to record a one-time transition obligation of $1,350 ($890 after tax or $.06 per share) which represents that portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption. This charge to operating results will have no direct impact on cash flows since the Company will continue its current practice of paying benefits when incurred.


NOTE B - INVENTORY

The summary of inventories is as follows:

                                                  November 30,        May 31,
                                                     1994               1994
                                                  ------------        --------
     Raw materials and parts                        $ 30,256          $ 25,349
     Work-in-process                                  14,144            11,974
     Purchased aircraft parts, engines
          and components held for
          sale or exchange                           121,161           106,529
     Finished goods                                    1,679             2,189
                                                     -------           -------

                                                     167,240           146,041
     Progress billings on long-term
          contracts and programs                           -                (2)
                                                     -------            -------
                                                    $167,240           $146,039
                                                     -------            -------
                                                     -------            -------

                                    AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1994  (Continued)
                (000s omitted except per share and percent data)


NOTE C - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                  Six Months Ended
                                                  November 30,
                                                  ----------------
                                                   1994      1993
                                                  ------    ------
               Interest paid                      $5,320    $3,730
               Income taxes paid                   2,130       800
               Income tax refunds received           340       260

NOTE D - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Cumulative translation adjustments increased from $(2,963) to $(1,756) for the six-month period ended November 30, 1994. The increase in equity resulted from an increase in the value of the Company's net investments in foreign subsidiaries primarily resulting from an increase in the value of the U.S. dollar against certain European currencies.

The per share data was calculated using the weighted average shares outstanding for the periods presented. Common stock equivalents consisting of employee stock options have not been included in the per share calculation as their dilutive effect is not material.


NOTE E - MINIMUM PENSION LIABILITY ADJUSTMENT AND POSTRETIREMENT BENEFITS CURTAILMENT

The Company recorded additional minimum pension liabilities during the six-month periods ended November 30, 1994 and 1993 of $365 and $3,650, respectively, reported within Retirement benefit obligation in the Consolidated Balance Sheets. The liability increased as the result of the market-driven decrease in the discount rate used by the Company to determine pension obligations. In accordance with the method of accounting prescribed by SFAS No. 87, "Employers' Accounting for Pensions", $370 and $1,000, at each respective date, was charged
to Stockholders' equity.   The noncash adjustment did not affect the Company's
results of operations.

The Company recorded a pretax curtailment gain of $380 ($250 after tax) during the three-month period ended November 30, 1994 reflecting the Company's termination of certain postretirement healthcare benefits attributable to future services of both collective-bargaining and other domestic employees. The gain is recorded as an offset to selling, general and administrative expenses in the Condensed Consolidated Statements of Income. The related deferred tax asset was reversed at the statutory rate of 34 percent.

                                    AAR CORP.

                                 PART I, ITEM II
                                 ---------------

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                              RESULTS OF OPERATIONS
                              ---------------------
                (000s omitted except per share and percent data)


NET SALES SUMMARY

THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1994
(as compared with the same periods of the prior year)

The following table sets forth net sales for the Company's classes of similar products and services within the Company's Aviation Services business segment:

                           Three Months Ended               Six Months Ended
                              November 30,                     November 30,
                           ------------------               -----------------
                            1994        1993                  1994      1993
                           ------      ------                ------    ------
Net Sales:
     Trading              $46,755     $46,215               $ 94,426  $ 99,011
     Overhaul              26,437      22,737                 50,558    46,576
     Manufacturing         26,192      24,233                 51,591    45,904
                           ------      ------                -------   -------
                          $99,384     $93,185               $196,575  $191,491
                           ------      ------                -------   -------
                           ------      ------                -------   -------

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED NOVEMBER 30, 1994
(as compared with the same period of the prior year)

Consolidated net sales for the second quarter of fiscal 1995 increased $6,199 or 6.7% over the prior year due to increased sales of engine and airframe parts, manufactured aircraft cargo systems and airframe and certain component overhaul services. These increases were partially offset by reduced sales of engines and other component overhaul services.

Consolidated gross profit increased $1,373 or 8.3% as a result of higher consolidated net sales and an increase in the consolidated gross profit margin from 17.8% to 18.1%. The increase in consolidated gross profit margin was due to improved margins on airframe and engine parts, engines, certain manufactured products, and airframe and certain component overhaul services. These margin increases were partially offset by continued competitive pricing pressures on other component overhaul services. Consolidated operating profit increased $354 or 7.0% due to higher net sales and profit margins discussed above and recognition of a curtailment gain upon termination of certain postretirement healthcare benefits (see Note E in Notes to Condensed Consolidated Financial Statements), partially offset by increased selling, general and administrative expenses stemming from higher personnel and marketing support costs, as well as other expenses resulting from aggressive marketing efforts.

Consolidated net income decreased $311 or 13.1% over the same period in the prior year primarily as a result of increased interest expense on additional borrowings and higher interest rates resulting primarily from the sale of $50 million of 10-year, 7 1/4% notes in October, 1993. Net income was further impacted by reduced interest income as the prior year's results included $395 of additional interest income recorded on income tax refunds.

                                    AAR CORP.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                        RESULTS OF OPERATIONS (Continued)
                (000s omitted except per share and percent data)


SIX MONTH PERIOD ENDED NOVEMBER 30, 1994
(as compared with the same period of the prior year)

Consolidated net sales increased $5,084 or 2.7% over the same period in the prior year due to increased sales of manufactured products under existing and new contracts for products supporting the United States Government's Rapid Deployment Program, manufactured aircraft cargo systems, airframe components, and airframe and certain component overhaul services. These increases were partially offset by reduced sales of engines, engine parts, aviation fasteners, and other component overhaul services.

Consolidated gross profit increased $142 or .4% due to increased consolidated net sales offset by a decrease in the consolidated gross profit margin from 18.1% to 17.7%. The consolidated gross profit margin declined due to the lower margins on overhaul services stemming from the effects of continued competitive pricing on overhaul services, in part due to overcapacity in certain areas of the industry. The decline in margin was partially offset by higher margins on engines, airframe and engine parts, and certain manufactured products. Consolidated operating profit remained flat despite increased sales due primarily to the reduced consolidated gross profit margin, increased selling, general and administrative expenses in the three month period ended November 30, 1994 discussed above and the inclusion of $700 of income from a reduction in the interest rate on a nonrecourse leveraged lease obligation in the prior year.

Consolidated net income for the six month period decreased $788 or 16.2% over the period in the prior year primarily as a result of increased interest expense on additional borrowings and higher interest rates primarily from the sale of $50 million of 10-year, 7 1/4% notes in October, 1993. Net income was further impacted by reduced interest income as the prior year's results included $365 of additional interest income recorded on income tax refunds. These reductions in net income were partially offset by a lower effective tax rate resulting from tax benefits on certain export sales.

                                    AAR CORP.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


                               FINANCIAL CONDITION
                          (000s omitted except ratios)

AT NOVEMBER 30, 1994
(as compared with May 31, 1994)

In the six-month period ended November 30, 1994, the Company utilized cash to meet working capital requirements, make capital expenditures and pay dividends. The Company's working capital requirements exceeded operating cash flow due to the purchase of inventory to support existing or new inventory management programs, as well as other advantageously priced inventory.

The Company continues to maintain sources of financing amounting to $126,675 of available bank lines and has a shelf registration on file with the Securities and Exchange Commission for $85,000 of medium or long-term debt securities, which it may issue at its discretion and subject to market conditions.

The Company believes that its continued strong financial position within the aviation services industry, available sources of financing and future income will continue to give the Company the ability to meet ongoing working capital requirements and take advantage of additional business opportunities.

A summary of key indicators of financial condition and lines of credit follows:

     Description                        November 30, 1994        May 31, 1994
 --------------------                   -----------------        ------------
 Working capital                             $241,091              $240,009
 Current ratio                                  4.5:1                 4.5:1

 Bank Credit Lines:
   Borrowings outstanding                    $  6,125              $    -
   Available but unused lines                 126,675               132,500
                                              -------               -------
                                             $132,800              $132,500
                                              -------               -------
                                              -------               -------
 Long-term debt less current
   maturities                                $115,469              $115,729

 Ratio of long-term debt to
   capitalization                               37.7%                  37.9%

                                    AAR CORP.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on October 12, 1994, Erwin E. Schulze, Joel D. Spungin and David P. Storch were elected as directors of the Company to serve until the 1997 Annual Meeting of Shareholders.

     There were no abstentions and no broker non-votes for any of the nominees for directors. The number of votes cast for, or withheld, for each nominee for director were as follows:

                                      For              Withheld
                                   ----------          --------

              Erwin E. Schulze    14,389,446            2,602
              Joel D. Spungin     14,385,808            6,240
              David P. Storch     14,379,603           12,445

       No other matters were presented to the Company's shareholders for action at the Annual Meeting of Shareholders.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

ITEM

4.  Instruments   4.1    Restated Certificate of Incorporation:(3) Amendments
    defining the         thereto dated November 3, 1987;(3) and October 19,
    rights of            1988.(5)
    security      4.2    By-Laws, as amended.(12)
    holders
                  4.3    Credit Agreement dated June 1, 1993 between the
                         Registrant and Continental Bank N.A.(11) and amendment thereto dated May 16, 1994.(12)

                  4.4 Rights Agreement between the Registrant and The First National Bank of Chicago;(3) Amendment thereto dated July 18, 1989.(5)

                  4.5 Indenture dated October 15, 1989 between the Registrant and Continental Bank, N.A., as Trustee, relating to debt securities;(7) First Supplemental Indenture thereto dated August 26, 1991. (8)

                  4.6 Officer's certificate dated October 24, 1989 (6) and October 12, 1993. (6)

                  4.7 Credit Agreement dated October 15, 1991 between the Registrant and The First National Bank of Chicago, as Agent (9) and amendment thereto dated March 31, 1994.
                         (12)

                                    AAR CORP.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

ITEM

10.  Material     10.1   AAR CORP. Stock Benefit Plan. (11)
     Contracts
                  10.2   Death Benefit Agreement dated August 24, 1984 between
                         the Registrant and Ira A. Eichner ;(1) Amendment thereto dated August 12, 1988.(4)

                  10.3 Further Restated and Amended Employment Agreement dated August 1, 1985 between the Registrant and Ira A. Eichner;(2) Amendment thereto dated August 12, 1988.(4)

                  10.4 Trust Agreement dated August 12, 1988 between the Registrant and Ira A. Eichner(4) and amendment thereto dated February 4, 1994.(12)

                  10.5 AAR CORP. Directors' Retirement Plan, dated April 14, 1992.(10)

                  10.6 AAR CORP. Supplemental Key Employee Retirement Plan, dated July 13, 1994. (filed herewith).


27. Financial     27.1   Financial Data Schedule for the Registrant's six-
    Data                 month interim period ended November 30, 1994.
    Schedule

- -----------------------
Notes:
(1) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1985.

(2) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1986.

(3) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

(4) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

(5) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

(6) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 24, 1989 and October 12, 1993.

(7) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-Q for the quarter ended November 30, 1989.

(8) Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-3 filed August 27, 1991.

(9) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991.

(10) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

(11) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.

(12) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.


(b) REPORTS ON FORM 8-K FOR QUARTER ENDED NOVEMBER 30, 1994:
     The Company filed no reports on Form 8-K during the three (3) months ended November 30, 1994.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AAR CORP.
                              -------------------------------------------
                              (Registrant)



Date:   JANUARY 13, 1995            /s/ Timothy J. Romenesko
       ------------------     ------------------------------------------
                              Timothy J. Romenesko
                              Vice President - Controller,
                              Chief Financial Officer and Treasurer

                              (Principal accounting officer and officer duly authorized to sign on behalf of registrant)