Form 10-Q
period 1995-02-28
AAR CORP
filed 1995-04-14
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ______________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ________________


For Quarter Ended  FEBRUARY 28, 1995     Commission file number  1-6263
                  -----------------------                      ----------------

                                    AAR CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       36-2334820
- ------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1111 NICHOLAS BOULEVARD, ELK GROVE VILLAGE, ILLINOIS               60007
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code    (708)  439-3939
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
                         Yes              No           .
                             ------------    ----------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of each on the issuer's classes of common stock, as of the close of the period covered by this report.


$1.00 par value, 15,965,553 shares outstanding as of FEBRUARY 28, 1995.

                                    AAR CORP.

                                     PART I

                              FINANCIAL INFORMATION


The condensed consolidated financial statements as of February 28, 1995 and 1994 included herein have been prepared by AAR CORP. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements as of May 31, 1994 have been derived from audited financial statements with certain prior amounts having been reclassified (in particular, noncurrent deferred tax assets of $6.6 million against noncurrent deferred tax liabilities) to conform to the February 28, 1995 presentation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the consolidated financial position of AAR CORP. as of February 28, 1995 and the consolidated results of operations and cash flows for the three and nine months ended February 28, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                    AAR CORP.
                      Condensed Consolidated Balance Sheets
                    As of February 28, 1995 and May 31, 1994
                                 (000s omitted)

                                                February 28,      May 31,
                                                    1995            1994
                                               -------------   -------------
                                                (Unaudited)    (Derived from
                                                               audited financial
                                                               statements)
ASSETS:

Current assets:
 Cash and cash equivalents                       $  9,511          $ 18,074
 Accounts receivable, less allowances
   of $2,726 and $2,000                           105,322            85,947
 Inventories (Note B)                             156,156           146,039
 Equipment on or available for
   short-term lease                                27,639            28,881
 Prepaid income taxes, deposits and other          23,749            28,782
                                                 --------          --------
   Total current assets                           322,377           307,723
                                                 --------          --------
Property, plant and equipment, net                 54,901            54,783
                                                 --------          --------
Other assets:
 Investment in leveraged leases                    32,074            32,618
 Cost in excess of underlying net assets of
   acquired companies                               6,163             6,313
  Notes receivable, retirement benefits and
   other (Note A)                                   9,848             9,579
                                                 --------          --------
                                                   48,085            48,510
                                                 --------          --------
                                                 $425,363          $411,016
                                                 --------          --------
                                                 --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt            $  1,604          $    568
 Accounts payable                                  51,456            49,599
 Accrued liabilities and taxes on income           16,709            16,539
 Accrued interest                                   3,482             1,008
                                                 --------          --------
   Total current liabilities                       73,251            67,714
                                                 --------          --------
Long-term debt, less current maturities (Note D)  120,149           115,729
Deferred tax liabilities (Note A)                  32,520            32,390
Retirement benefit obligation and
 other deferred credits (Note A)                    5,320             5,695
                                                 --------          --------
                                                  157,989           153,814
                                                 --------          --------

Stockholders' equity:
 Preferred stock, $1.00 par value, authorized
   250 shares; none issued                            -                 -
 Common stock, $1.00 par value, authorized 80,000
   shares; issued 16,283 and 16,215 shares
   at each date                                    16,283            16,215
 Capital surplus                                   82,130            81,296
 Retained earnings                                100,709            99,496
 Treasury stock, 317 and 309 shares at
   each date, at cost                              (3,672)           (3,556)
 Cumulative translation adjustments (Note E)           43            (2,963)
 Minimum pension liability adjustment              (1,370)           (1,000)
                                                 --------          --------
                                                  194,123           189,488
                                                 --------          --------
                                                 $425,363          $411,016
                                                 --------          --------
                                                 --------          --------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
                   Condensed Consolidated Statements of Income
         For the Three and Nine Months Ended February 28, 1995 and 1994
                                   (Unaudited)
                      (000s omitted except per share data)


                                                       Three Months Ended            Nine Months Ended
                                                          February 28,                  February 28,
                                                      ---------------------        ----------------------
                                                       1995          1994            1995          1994
                                                      -------       -------        -------        -------
Net sales                                            $125,232      $ 96,199       $321,807       $287,690
                                                      -------       -------        -------        -------
Costs and operating expenses:
     Cost of sales                                    104,795        78,519        266,562        235,342
     Selling, general and
     administrative                                    13,606        12,118         37,782         36,136
                                                      -------       -------        -------        -------
                                                      118,401        90,637        304,344        271,478
                                                      -------       -------        -------        -------

Operating income                                        6,831         5,562         17,463         16,212

Interest expense                                       (2,933)       (2,629)        (8,211)        (6,987)
Interest income                                           218           229            636          1,047
                                                      -------       -------        -------        -------

Income before provision for income taxes
     and cumulative effect of changes in
     accounting principles                              4,116         3,162          9,888         10,272
                                                      -------       -------        -------        -------

Provision for income taxes                              1,240           950          2,940          3,200
                                                      -------       -------        -------        -------

Income before cumulative effect
     of changes in accounting
     principles                                         2,876         2,212         6,948           7,072

Cumulative effect of changes in
     accounting principles:  (Note A)
          Income taxes                                      -             -             -             900
          Post-retirement health care benefits,
             net of tax                                     -             -             -            (890)
                                                      -------       -------        -------        -------


Net income                                            $ 2,876      $  2,212        $ 6,948        $ 7,082
                                                      -------       -------        -------        -------
                                                      -------       -------        -------        -------

Net income per share of common stock (Note E):
     Income before cumulative effect of changes
       in accounting principles                       $   .18      $    .14        $   .44        $   .45
     Net cumulative effect of changes in
        accounting principles:
          Income taxes                                      -             -              -            .06
          Post-retirement health care benefits              -             -              -           (.06)
                                                      -------       -------        -------        -------

Net income per share of common stock                  $   .18      $    .14        $   .44        $   .45
                                                      -------       -------        -------        -------
                                                      -------       -------        -------        -------


Dividends paid and declared
   per share of common stock                          $   .12      $    .12        $   .36        $   .36

Average shares outstanding                             15,949        15,905         15,923         15,904


          The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended February 28, 1995 and 1994
                                   (Unaudited)

                                 (000s omitted)

                                                             Nine Months Ended
                                                                 February 28,
                                                            ------------------
                                                              1995        1994
                                                            -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $  6,948  $  7,082
     Adjustments to reconcile net income to net cash
          provided from (used in) operating activities:
            Depreciation and amortization                      7,539     7,281
            Cumulative effect of changes in accounting
            principles:
               Income tax benefit                                -        (900)
               Postretirement health care benefit expense        -         890
          Leveraged lease repricing                              -        (700)
          Change in certain assets and liabilities:
               Accounts receivable, net                     (18,667)   (11,490)
               Inventories, net                              (8,400)   (12,319)
               Equipment on or available for
                    short-term lease                          1,242          8
               Prepaid income taxes, deposits and other       4,657     (8,605)
               Accounts payable                               1,520      8,182
               Accrued liabilities and taxes on income           83       (739)
               Accrued interest                               2,474      2,971
               Retirement benefit obligations,
                    deferred taxes and other deferred
                    credits                                    (610)        80
                                                            -------    -------
     Net cash used in operating activities                   (3,214)    (8,259)
                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment expenditures, net         (5,480)    (3,540)
     Investment in leveraged leases                             544       (117)
     Notes receivable and other                                (249)    (1,701)
                                                            -------    -------

     Net cash used in investing activities                   (5,185)    (5,358)
                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Gross proceeds from issuance of long-term
        notes payable                                         6,186     50,000
     Repayment of bank loans with proceeds from
        issuance of long-term notes payable                       -    (28,200)
     Change in other borrowings, net                           (730)     3,241
     Cash dividends                                          (5,735)    (5,726)
     Purchase of treasury stock                                (116)       (66)
     Other, net                                                  89        123
                                                            -------    -------

     Net cash provided from (used in) financing activities     (306)    19,372
                                                            -------    -------

Effect of exchange rate changes on cash                         142       (240)
                                                            -------    -------

Increase (decrease) in cash and cash equivalents             (8,563)     5,515

Cash and cash equivalents, beginning of period               18,074      2,255
                                                            -------    -------

Cash and cash equivalents, end of period                   $  9,511    $ 7,770
                                                            -------    -------
                                                            -------    -------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                    AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1995
                (000s omitted except per share and percent data)

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

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective June 1, 1993, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." Prior years' results were not restated. Upon adoption the Company elected, as permitted under SFAS No. 106, to record a one-time transition obligation of $1,350 ($890 after tax or $.06 per share) which represents that portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption. Subsequent to the Company's implementation of SFAS No. 106, postretirement healthcare benefits attributable to future services were terminated for certain employees and the obligation was reduced to $970 at the time of such termination.


NOTE B - INVENTORY

The summary of inventories is as follows:

                                                February 28,           May 31,
                                                   1995                 1994
                                                -----------           --------
     Raw materials and parts                      $ 30,045            $ 25,349
     Work-in-process                                13,543              11,974
     Purchased aircraft parts, engines
          and components held for
          sale or exchange                         110,617             106,529
     Finished goods-manufactured products            1,951               2,189
                                                   -------             -------

                                                   156,156             146,041
     Progress billings on long-term
          contracts and programs                         -                  (2)
                                                   -------             -------
                                                  $156,156            $146,039
                                                   -------             -------
                                                   -------             -------

                                    AAR CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         February 28, 1995  (Continued)
                (000s omitted except per share and percent data)


NOTE C - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                             Nine Months Ended
                                               February 28,
                                            ------------------
                                             1995        1994
                                            ------      ------
     Interest paid                          $5,590      $3,830
     Income taxes paid                       2,760       2,550
     Income tax refunds received               340         300

NOTE D - LONG-TERM DEBT

The Company issued a note for approximately $6,186 in December, 1994. The note bears interest at 5% per annum, compounded monthly, with equal monthly payments of principal and interest ending in June, 1999. The Company issued the note in conjunction with an inventory purchase to service a third-party long-term inventory management contract. The balance due under the contract was previously reflected as accounts payable pending issuance of the note.

NOTE E - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Cumulative translation adjustments increased from $(2,963) to $43 for the nine-month period ended February 28, 1995. The increase in equity resulted from an increase in the value of the Company's net investments in foreign subsidiaries primarily resulting from a decrease in the value of the U.S. dollar against certain European currencies. The change in the cumulative translation adjustments had no impact on the Company's earnings.

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

                                    AAR CORP.

                                 PART I, ITEM II

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                              RESULTS OF OPERATIONS
                (000s omitted except per share and percent data)


NET SALES SUMMARY

THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 1995
(as compared with the same periods of the prior year)

The following table sets forth net sales for the Company's classes of similar products and services within the Company's Aviation Services business segment:

                              Three Months Ended            Nine Months Ended
                                 February 28,                   February 28,
                              ------------------            -----------------
                               1995        1994              1995       1994
                              ------      ------            ------     ------
Net Sales:
     Trading                $ 71,635     $49,550          $166,061    $148,561
     Overhaul                 27,314      22,885            77,872      69,461
     Manufacturing            26,283      23,764            77,874      69,668
                             -------      ------           -------     -------
                            $125,232     $96,199          $321,807    $287,690
                             -------      ------           -------     -------
                             -------      ------           -------     -------

Comparison of Results of Operations

THREE MONTH PERIOD ENDED FEBRUARY 28, 1995
(as compared with the same period of the prior year)

Consolidated net sales for the third quarter of fiscal 1995 increased $29,033 or 30.2% over the prior year as trading and overhaul sales benefitted from the results of inventory management programs. Additionally, the sales of major products and services of the Company improved as airline customers continued to recover financially.

Consolidated gross profit increased $2,757 or 15.6% as a result of higher consolidated net sales. The increase in consolidated gross profit was partially offset by a lower consolidated gross profit margin of 16.3% compared to an 18.4% margin in the same period of the prior year. The lower profit margin was due primarily to changes in the mix of labor and part costs and associated margin differentials incurred for certain component overhaul services and changes in the mix of inventories sold. Higher margins on most manufactured products as well as certain other component overhaul services and parts sales partially offset these decreases. Consolidated operating profit increased $1,269 or 22.8% due to higher consolidated net sales, offset by increased selling, general and administrative expenses from higher personnel and marketing programs support costs.

Consolidated net income increased $664 or 30% due to the factors described above, partially offset by increased interest expense on additional short-term borrowings and higher interest rates.

                                    AAR CORP.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                        RESULTS OF OPERATIONS (Continued)
                (000s omitted except per share and percent data)


NINE MONTH PERIOD ENDED FEBRUARY 28, 1995
(as compared with the same period of the prior year)

Consolidated net sales increased $34,117 or 11.9% over the prior year. The Company experienced increased sales from inventory management programs, manufactured aircraft cargo systems, and certain airframe and component overhaul services as the Company's airline customers continued to recover financially.

Consolidated gross profit increased $2,898 or 5.5% over the prior year due to increased consolidated net sales offset by a lowered consolidated gross profit margin from 18.2% to 17.2%. The lower consolidated gross profit margin was due primarily to changes in the mix of labor and part costs and associated margin differentials incurred for certain component overhaul services and changes in the mix of inventories sold. The margin decrease was partially offset by higher margins on certain manufactured products, parts and certain other component overhaul services. Consolidated operating profit increased $1,251 or 7.7% due to increased consolidated net sales, partially offset by reduced gross profit margin, increased selling, general and administrative expenses in the second and third quarters of fiscal 1995 and the inclusion of $700 of income in the prior year from a reduction in the interest rate on a nonrecourse leveraged lease obligation.

Consolidated net income for the nine month period decreased $134 or 1.9% from the period in the prior year primarily as a result of increased interest expense on additional borrowings and higher interest rates primarily from the sale of $50 million of 10-year, 7 1/4% notes in October, 1993. Net income was further affected by reduced interest income as the prior year's results included $375 of additional interest income recorded on income tax refunds. These reductions in net income were partially offset by a lower effective tax rate resulting from tax benefits on certain export sales.

                                    AAR CORP.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


                               FINANCIAL CONDITION
                          (000s omitted except ratios)

AT FEBRUARY 28, 1995
(as compared with May 31, 1994)

In the nine-month period ended February 28, 1995, the Company utilized cash to meet working capital requirements, make capital expenditures and pay dividends. The Company's working capital requirements exceeded operating cash flow due to the purchase of inventory to support existing or new inventory management programs, as well as purchase other advantageously priced inventory.

The Company continues to maintain sources of financing from available bank lines, amounting to $133,300. The Company increased long-term debt by successfully negotiating long-term payment terms on purchases of inventory to support long-term inventory management contracts (see note D in Notes to the Condensed Consolidated Financial Statements). The Company also has shelf registrations on file with the Securities and Exchange Commission for $85,000 of medium or long-term debt securities, which it may issue at its discretion and subject to market conditions.

The Company believes that its strong financial position, available cash and cash equivalents, collection of customer receivables, available sources of financing and future income will continue to give the Company the ability to meet ongoing working capital requirements, make anticipated capital expenditures and take advantage of additional business opportunities.

A summary of key indicators of financial condition and lines of credit follows:

            Description                 February 28, 1995        May 31, 1994
     ------------------------           -----------------        ------------
     Working capital                         $249,126              $240,009
     Current ratio                              4.4:1                 4.5:1

     Bank Credit Lines:
       Borrowings outstanding                $   -                 $    -
       Available but unused lines             133,300               132,500
                                              -------               -------
                                             $133,300              $132,500
                                              -------               -------
                                              -------               -------
     Long-term debt less current
       maturities                            $120,149              $115,729

     Ratio of long-term debt to
       capitalization                           38.2%                 37.9%


                                    AAR CORP.

                                     PART II

                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

ITEM

4.   Instruments    4.1  Restated Certificate of Incorporation:(3) Amendments
     defining the        thereto dated November 3, 1987;(3) and October 19,
     rights of           1988.(5)
     security
     holders        4.2  By-Laws, as amended.(12)

                    4.3 Credit Agreement dated June 1, 1993 between the Registrant and Continental Bank N.A.(11) and amendment thereto dated May 16, 1994.(12)

                    4.4 Rights Agreement between the Registrant and The First National Bank of Chicago;(3) Amendment thereto dated July 18, 1989.(5)

                    4.5 Indenture dated October 15, 1989 between the Registrant and Continental Bank, N.A., as Trustee, relating to debt securities;(7) First Supplemental Indenture thereto dated August 26, 1991.(8)

                    4.6 Officer's certificate dated October 24, 1989 (6) and October 12, 1993.(6)

                    4.7 Credit Agreement dated October 15, 1991 between the Registrant and The First National Bank of Chicago, as Agent (9) and amendment thereto dated March 31, 1994.(12)

10.  Material       10.1 AAR CORP. Stock Benefit Plan.(11)
     Contracts
                    10.2 Death Benefit Agreement dated August 24, 1984 between the Registrant and Ira A. Eichner;(1) Amendment thereto dated August 12, 1988.(4)

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

                    10.4 Trust Agreement dated August 12, 1988 between the
                         Registrant and Ira A. Eichner(4) and amendment thereto dated February 4, 1994.(12)

                    10.5 AAR CORP. Directors' Retirement Plan, dated April 14,
                         1992.(10)

                    10.6 AAR CORP. Supplemental Key Employee Retirement Plan,
                         dated July 13, 1994.(13)

                AAR CORP.

                 PART II

            OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(A) EXHIBITS (CONTINUED)

ITEM


27. Financial   27.1     Financial Data Schedule for the Registrant's nine-
    Data                 month interim period ended February 28, 1994.
    Schedule

___________________________
Notes:

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

(6) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 24, 1989 and October 12, 1993.

(7) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1989.

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

(13) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

(b) REPORTS ON FORM 8-K FOR QUARTER ENDED FEBRUARY 28, 1995:
     The Company filed no reports on Form 8-K during the three (3) months ended February 28, 1995.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                      AAR CORP.
                                        _______________________________________
                                        (Registrant)








Date:   April 13, 1995                  /s/ Timothy J. Romenesko
                                        --------------------------------------
                                        Timothy J. Romenesko
                                        Vice President - Controller,
                                        Chief Financial Officer and Treasurer

                                        (Principal accounting officer and
                                        officer duly authorized to sign on
                                        behalf of registrant)