Form 10-K
period 1995-05-31
AAR CORP
filed 1995-08-11
CIK 1750

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 1995             COMMISSION FILE NUMBER 1-6263
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

                                            NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                  ON WHICH REGISTERED
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At July 31, 1995, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $256,681,136. The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

    On July 31, 1995, there were 15,961,480 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders, to be held October 11, 1995, is incorporated by reference in
Part III to the extent described therein.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I

     Item  1.  Business.....................................................................................     2

     Item  2.  Properties...................................................................................     4

     Item  3.  Legal Proceedings............................................................................     4

     Item  4.  Submission of Matters to a Vote of Security Holders..........................................     4

               Executive Officers of the Registrant.........................................................     5

PART II

     Item  5.  Market for the Registrant's Common Equity and Related Stockholder
                 Matters....................................................................................     6

     Item  6.  Selected Financial Data......................................................................     7

     Item  7.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations......................................................................     8

     Item  8.  Financial Statements and Supplementary Data..................................................    13

     Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    36

PART III

     Item 10.  Directors and Executive Officers of the Registrant...........................................    37

     Item 11.  Executive Compensation.......................................................................    37

     Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................    37

     Item 13.  Certain Relationships and Related Transactions...............................................    37

PART IV

     Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K......................................    38

SIGNATURES..................................................................................................    39

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

    The Company is a leading independent supplier of Aviation Services to the aviation aftermarket, which is highly competitive. Competition is based on quality, ability to provide a broad range of products and services, speed of delivery and price. During the past three years, the demand for aviation aftermarket products and services improved, particularly in the latter half of this period. At the beginning of this three-year period, airlines experienced significant financial losses from reduced traffic demands and increased costs. As a result, airlines curtailed purchases and reduced or, in some cases, ceased operations, leading to a decline in demand for aviation aftermarket products and services during the early 1990s. This decline in demand was exacerbated by the availability of parts from grounded aircraft, excess airline inventories and material from airlines that ceased operations.

    Demand improved during the last half of this period as airlines, generally, experienced increased revenue passenger and freight miles, increased aircraft fleet utilization, and in many cases, returned to operating profitability. During this period of improvement, start-up airlines emerged in niche-markets, began to record operating earnings and, in some instances, are expanding operations. The improvement in the operating results of many airlines stem from increased traffic demands, internal cost controls and from outsourcing certain support activities to third party providers. Additionally, the supply of surplus aircraft and parts inventories that increased during the industry downturn, have begun to be absorbed at a faster rate due to increased utilization of aircraft fleets by airlines and conversion of aircraft to alternative uses.

    Aerospace and defense manufacturers also experienced lower demand during this three year period due to reduced and cancelled orders for new aircraft. While this reduced demand still exists, increases in orders for new aircraft are expected over the next few years. Also during this period, government budget cuts resulted in a downsizing of the United States military. While this downsizing adversely effected the aerospace/aviation industry, the military continues to require products to support ongoing rapid deployment requirements and services previously performed within the military.

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

    In addition to its aviation-related activities, the Company manufactures highly engineered proprietary products, including industrial floor cleaning and material handling equipment and nuclear shielding material. The Company sells these products directly and through independent distributors to a wide variety of commercial customers and domestic and foreign governments. The markets for these products are highly competitive, based on price, quality and availability.

    At May 31, 1995, backlog believed to be firm was approximately $79,407,000 compared to $84,550,000 at May 31, 1994. An additional $85,076,000 of unfunded government options on awarded contracts also existed at May 31, 1995. Of the 1995 year-end backlog that is firm, $23,460,000 is attributable to government contracts for products related to the U.S. Government's rapid deployment programs. It is expected that approximately $68,188,000 of the backlog will be shipped in fiscal 1996.

    Sales to the United States government, its agencies, and its contractors were approximately $82,708,000 (18.3% of total net sales), $77,500,000 (19.0% of total net sales) and $57,600,000 (15.0% of total net sales) in fiscal 1995, 1994 and 1993, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of the Company's government contracts are for aviation products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high technology military requirements, these products and services are less likely to be affected by reductions in defense spending. The Company's contracts with the United States government and its agencies are typically firm agreements to provide aviation products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government agency. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

    At May 31, 1995, the Company employed approximately 1,940 persons worldwide.

    For information concerning the Company's Business Segment activities, including classes of similar products and services, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." For information concerning export sales, see "Business Segment Information" in Note 1 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    Aviation trading activities are conducted from three buildings in Elk Grove Village, Illinois, one owned by the Company, another subject to an industrial revenue bond mortgage until June 1, 1995 and the third is leased. In addition to warehouse space, which is mechanized for efficient access to the diverse inventory, these facilities include executive offices, sales offices and a service center. Warehouse facilities are leased in Cerritos, California and Hawthorne, New York for the purpose of aviation hardware distribution and in Hamburg, Germany and Nantgarw, United Kingdom for the purpose of aviation part and component distribution.

    Aviation overhaul facilities are located in The Netherlands near Schiphol International Airport (in a building owned by the Company); Garden City, New York (in a building owned by the Company); Frankfort, New York (subject to an industrial revenue bond lease to the Company until 2001, at which time the Company shall purchase the facility for a nominal consideration); Windsor, Connecticut (in a building owned by the Company); Miami, Florida (in leased facilities near the airport); Singapore (in leased facilities near the airport); London, England (in leased facilities); Paris, France (in leased facilities) and Oklahoma City, Oklahoma (in facilities leased from airport authorities). The Company's experience indicates that lease renewal is available on reasonable terms consistent with its business needs.

    The Company's principal manufacturing activities are conducted at owned facilities in Port Jervis, New York, and Cadillac and Livonia, Michigan. Industrial floor cleaning equipment is manufactured in a plant located in Aberdeen, North Carolina (subject to an industrial revenue bond lease to the Company until October 1994, following which the Company shall purchase the facility for a nominal consideration).

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any pending legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL INFORMATION:

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning each executive officer of the Company is set forth below:

NAME                                           AGE   PRESENT POSITION WITH THE COMPANY
- ---------------------------------------------  ---   ------------------------------------------------------------
Ira A. Eichner...............................  64    Chairman of the Board and Chief Executive Officer; Director
David P. Storch..............................  42    President and Chief Operating Officer; Director
Philip C. Slapke.............................  42    Vice President-Engine Group
Howard A. Pulsifer...........................  52    Vice President; General Counsel; Secretary
Timothy J. Romenesko.........................  38    Vice President-Controller; Chief Financial Officer;
                                                       Treasurer

    The term of each of the current executive officers of the Company expires on October 11, 1995, the date of the annual meeting of the Board of Directors, which will be held immediately after the 1995 Annual Meeting of Stockholders.

    Mr. Eichner, the founder of the Company, has been Chairman of the Board of the Company since 1973, and his directorship expires at the 1996 Annual Meeting. Mr. Eichner has been a director and the Chief Executive Officer of the Company since 1955. Mr. Eichner is Mr. Storch's father-in-law.

    Mr. Storch was elected President of the Company in July, 1989. He had been a Vice President of the Company since January, 1988. Mr. Storch joined the Company in 1979 and had been President of a major subsidiary since June, 1984. Mr. Storch has been a director of the Company since 1989, and his directorship expires at the 1997 Annual Meeting. Mr. Storch is Mr. Eichner's son-in-law.

    Mr. Slapke was elected Vice President of the Company in July 1994. He is also President of a major subsidiary, a position he has held since July, 1989. He has been with the Company in various positions since 1982.

    Mr. Pulsifer joined the Company as General Counsel in August, 1987 and was elected a Vice President in October, 1989 and Secretary in May, 1990. He was previously with United Airlines, Inc. for 14 years, most recently as Senior Counsel.

    Mr. Romenesko has served as Controller of the Company since 1991. He was elected Vice President in January, 1994 and Chief Financial Officer and Treasurer in December, 1994. He has been with the Company in various positions since 1981.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On June 30, 1995, there were approximately 12,000 holders of the Common Stock of the Company, including participants in security position listings.

    Certain of the Company's debt agreements contain provisions restricting the payment of dividends or repurchase of its shares. See Note 2 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, the Company may not pay dividends (other than stock dividends) or acquire its capital stock if after giving effect thereto the aggregate amounts paid on or after June 1, 1995 exceed the sum of (i) $20,000,000 plus
(ii) 50% of Consolidated Net Income of the Company after June 1, 1994. At May 31, 1995, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares totalled approximately $20,000,000. Effective June 1, 1995 unrestricted consolidated retained earnings increased to $25,232,000 due to inclusion of 50% of Consolidated Net Income of the Company for fiscal 1995.

    The table below sets forth for each quarter of the fiscal year indicated the reported high and low sales price of the Company's Common Stock on the New York Stock Exchange and the amount of dividends declared.

                                   FISCAL 1995                    FISCAL 1994
                           ---------------------------    ---------------------------
    PER COMMON SHARE:      MARKET PRICES                  MARKET PRICES
- -------------------------  --------------    QUARTERLY    --------------    QUARTERLY
         QUARTER           HIGH      LOW     DIVIDENDS    HIGH      LOW     DIVIDENDS
- -------------------------  -----    -----    ---------    -----    -----    ---------
  First..................  151/8    133/8      $ .12      141/8    125/8      $ .12
  Second.................  131/2    12           .12      141/4    125/8        .12
  Third..................  141/8    121/2        .12      165/8    131/2        .12
  Fourth.................  151/4    121/8        .12      173/8    143/8        .12
                                             ---------                      ---------
                                               $ .48                          $ .48
                                             ---------                      ---------
                                             ---------                      ---------

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   FOR THE YEAR ENDED MAY 31,
                                                -----------------------------------------------------------------
                                                  1995          1994          1993          1992          1991
                                                ---------     ---------     ---------     ---------     ---------
                                                              (000'S OMITTED EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS:
- ----------------------------------------------
  Net sales...................................  $451,395      $407,754      $382,780      $422,657      $466,542
  Gross profit................................    77,871        71,910        68,436        83,440        92,246
  Operating income............................    24,438        21,824         5,343(2)     20,730(4)     30,401(5)
  Interest expense............................    10,900         9,564         8,107         8,356        10,073
  Income (loss) before provision (benefit) for
    income taxes..............................    14,713        13,684        (1,917)(3)    13,620(4)     21,351(5)
  Net income..................................    10,463         9,494           283(3)     10,020(4)     14,801(5)
                                                ---------     ---------     ---------     ---------     ---------
                                                ---------     ---------     ---------     ---------     ---------
  Per share data:
    Net income................................  $    .66      $    .60      $    .02(3)   $    .63(4)   $    .93(5)
    Cash dividends............................  $    .48      $    .48      $    .48      $    .48      $    .48
    Average common shares
      outstanding.............................    15,932        15,904        15,855        15,895        15,952
                                                ---------     ---------     ---------     ---------     ---------
                                                ---------     ---------     ---------     ---------     ---------

FINANCIAL POSITION AT YEAR END:
- ---------------------------------------------------------
  Working capital.............................  $248,492      $240,009(2)   $193,399      $197,246      $189,172
  Total assets................................   425,814       411,016(1)    365,151       395,351       379,958
  Short-term debt.............................     1,632           568(2)     25,025        25,005        16,500
  Long-term debt..............................   119,766       115,729(2)     66,298        67,323        68,953
  Total debt..................................   121,398       116,297(2)     91,323        92,328        85,453
  Stockholders' equity........................   197,119       189,488       189,216       196,737       193,778
                                                ---------     ---------     ---------     ---------     ---------
                                                ---------     ---------     ---------     ---------     ---------
  Number of shares outstanding at end of
    year......................................    15,962        15,906        15,900        15,899        15,891
                                                ---------     ---------     ---------     ---------     ---------
                                                ---------     ---------     ---------     ---------     ---------
  Book value per share of common stock........  $  12.35      $  11.91      $  11.90      $  12.37      $  12.19
                                                ---------     ---------     ---------     ---------     ---------
                                                ---------     ---------     ---------     ---------     ---------

- ------------------------
Notes:

(1) Reflects reclassification of $6,610,000 of noncurrent tax assets against noncurrent deferred tax liabilities to conform to the fiscal 1995 presentation.
(2) In October, 1993, the Company sold $50,000,000 of unsecured 7.25% Notes due October 15, 2003. Proceeds were used to repay short-term bank borrowings and utilized in the Company's operations.
(3) Fiscal 1993 includes non-cash restructuring expenses of $11,000,000 (or $7,200,000 after-tax) primarily related to the writedown of certain inventories to reflect the impact of market conditions (See Note 11 of Notes to Consolidated Financial Statements) and a reduction in income tax expense of $1,200,000 (See Note 3 of Notes to Consolidated Financial State-ments).
(4) Fiscal 1992 includes expenses of $5,800,000 (or $3,800,000 after-tax) related to the Company's restructuring of its Oklahoma City maintenance subsidiary and a reduction in income tax expense of $700,000.
(5) Fiscal 1991 includes expenses of $3,300,000 (or $2,150,000 after-tax) primarily related to the restructuring of the Oklahoma City maintenance subsidiary and an airline customer bankruptcy.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

    The Company reports its activities in one business segment: Aviation Services. The table below sets forth net sales for the Company's classes of similar products and services within this segment for each of the last three fiscal years ended May 31.

THREE-YEAR NET SALES SUMMARY

    The comparison of net sales of the Company over the last three fiscal years covers a period of improving general economic conditions, and improving conditions in the aerospace/aviation industry. Airlines continue to strive to improve their financial condition which was weakened due to an extended period of operating losses during the early 1990s. Airlines are now experiencing increased aircraft fleet utilization and increased revenue passenger and freight miles, which are contributing to improved operating earnings. Airlines' operating earnings are also being positively affected by their aggressive steps to control costs through restructuring operations, exiting unprofitable routes, and by outsourcing certain support activities to third party providers. Start-up airlines emerged in niche-markets during this period and began to record operating earnings and, in some instances, are expanding operations. Supplies of surplus aircraft and parts inventories that increased during the industry downturn, are now being absorbed at a faster rate due to increased aircraft utilization and conversion of aircraft to alternate uses, such as cargo capabilities. In fiscal 1995 and 1994, the Company's revenues benefitted from aggressive pursuit of market opportunities in the improving aerospace/aviation industry. The Company's trading sales of airframe and large component parts increased as did sales from inventory management programs and inventory provisioning for start-up airlines. Sales of certain airframe and component overhaul services, as well as manufactured commercial cargo systems, also improved in fiscal 1995.

    Aerospace/aviation manufacturers and certain defense contractors experienced delays and cancellations of new aircraft orders and other manufactured aviation products during this period. This decreased demand resulted in a decline in Company sales of aviation fasteners for the first two years of the period. These sales have now stabilized and aerospace/aviation manufacturers are projecting increases in new aircraft orders over the next few years which should provide increased aviation fastener demand. Also, government budget cuts resulted in a downsizing of the United States military. While this downsizing adversely affected the aerospace/aviation industry generally, the military continues to require products to support ongoing rapid deployment requirements and services previously performed within the military. The Company's response to these changed requirements has resulted in increased sales of manufactured products. The Company's sales of overhaul services also benefitted from government outsourcing of certain activities previously performed within the military.

    The difficult general economic conditions during the early part of this three year period also adversely affected the Company's nonaviation related businesses. As the general business environment improved the Company aggressively pursued availing business opportunities in response to changing customer needs, which resulted in increased sales of the Company's floor maintenance products and overhaul services on industrial gas turbines during the latter part of fiscal 1994 and during fiscal 1995.

    The Company believes that its established market position, its ability to respond to changes in the industry and its diverse customer base coupled with continued improvement in the aerospace/aviation industry, positions the Company to take advantage of opportunities in improving markets.

                                                                      FOR THE YEAR ENDED MAY 31,
                                                                 -------------------------------------
                                                                    1995         1994         1993
                                                                 -----------  -----------  -----------
                                                                            (000'S OMITTED)
Net Sales:
  Trading......................................................  $   236,723  $   208,561  $   211,956
  Overhaul.....................................................      108,737      102,972       92,890
  Manufacturing................................................      105,935       96,221       77,934
                                                                 -----------  -----------  -----------
                                                                 $   451,395  $   407,754  $   382,780
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------

FISCAL 1995 COMPARED WITH FISCAL 1994

    The Company's operating results continued to improve in fiscal 1995 building on improvements in the prior year. Consolidated net sales for fiscal 1995 increased $43,641,000 or 10.7% over the prior fiscal year, primarily due to increased sales of major products within each of the classes of similar products and services. Operating income increased $2,614,000 or 11.9% over the prior year due to increased consolidated net sales partially offset by a slightly lower consolidated gross profit margin and increased total selling, general and administrative costs. Net income increased $969,000 or 10.2% primarily due to increased consolidated net sales partially offset by the factors described above and increased interest expense on additional borrowings and higher interest rates, primarily resulting from the sale of $50 million of 10 year, 7 1/4% notes in October 1993.

    Trading sales increased $28,162,000 or 13.5% primarily as a result of increased sales of airframe and large component parts as well as sales resulting from inventory management programs and inventory provisioning of start-up airlines. Overhaul sales increased $5,765,000 or 5.6% primarily as a result of increased airframe and airframe component overhaul services partially offset by reduced sales of large component overhaul services. Manufacturing sales increased $9,714,000 or 10.1% primarily due to the sale of manufactured commercial cargo systems, products and product repairs supporting the United States governments' rapid deployment program and floor maintenance products.

    Consolidated gross profit increased $5,961,000 or 8.3% over the prior fiscal year due to increased consolidated net sales, although the consolidated gross profit margin of 17.3% was lower than the prior year's 17.6% gross profit margin. However, the prior fiscal year included $700,000 from a reduction in the interest rate on a nonrecourse leveraged lease obligation and $1,300,000 from leveraged lease repricing required to adjust for tax rate differentials. The margin on manufactured products and principal trading products increased year over year. Overhaul margins declined over the prior year primarily as a result of changes in the mix of labor and parts provided in overhaul services and highly competitive pricing on overhaul business.

    Consolidated operating income increased $2,614,000 or 11.9% over the prior year due to increased consolidated net sales partially offset by the consolidated margin decline described above and increased selling, general and administrative costs which declined as a percentage of net sales.

    Consolidated net income increased $969,000 or 10.2% over the prior year due to the increased consolidated net sales partially offset by the factors described above and increased interest expense.

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

    Manufacturing sales increased $18,287,000 or 23.5%, primarily from the sale of products to the U.S. government. Overhaul sales increased $10,082,000 or 10.9% due to increased demand for maintenance services at the Oklahoma City facility and increased sales of rotable landing gear inventory. Trading sales increased in its primary products, such as airframe and engine parts; however, these gains were offset by reduced demand for aviation fasteners and the Company's decision not to enter into fastener programs requiring significant inventory investment with uncertain returns. These factors resulted in an overall decline in trading sales of $3,395,000 or 1.6%.

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

FISCAL 1993

    Consolidated net sales for fiscal 1993 decreased $39,877,000 or 9% from the prior fiscal year. Net income decreased $9,737,000 or 97% as the result of the sales decrease, restructuring expenses of $11,000,000 (or $7,200,000 after tax) and a reduction in the consolidated gross profit margin. The operating results of each major business activity in fiscal 1993 were adversely affected by the continued weak economic environment, particularly in the aerospace/aviation market.

    Trading activities benefitted from increased sales of its primary products, such as airframe and engine parts. Even with these increases, trading sales decreased $6,946,000 or 3%, primarily due to reduced demand for aviation fasteners. The sales of overhaul services decreased $13,986,000 or 12%, primarily as a result of lower demand and the effect of downsizing the Oklahoma City maintenance facility. The lower demand was caused by airlines downsizing their active fleets, focusing on lowering maintenance costs, maintenance overcapacity in the industry and airlines using lower-cost serviceable components, abundant in the marketplace, in preference to overhauling certain units. Manufacturing sales decreased $18,945,000, or 20%; however, it should be noted that fiscal 1992 included $11,000,000 of non-recurring product sales for the Persian Gulf conflict. Sales for the government's rapid deployment program increased during fiscal 1993 and the order backlog was higher at the end of fiscal 1993 as compared to the same period in fiscal 1992. Further, sales were reduced due to the reduction and deferral of orders for commercial and military aircraft cargo systems and spare parts, and lower sales at the Company's floor maintenance equipment unit due to a recession-induced decline in demand, intense competition and the effect of converting to a direct distribution system in Europe.

    Consolidated gross profit decreased $15,004,000 or 18% from the prior fiscal year due to a reduction in sales and a decrease in consolidated gross profit margin from 19.7% to 17.9%. Lower production and sales levels in relation to fixed costs at a few units, as well as increased competition, hampered the margin. The Company reduced selling, general and administrative expenses
$4,817,000 or 8% in response to a decrease in sales and competitive market conditions. The Company continued its focus on cost containment and improvement in operating efficiencies in an effort to maintain its operating margins.

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

    The income tax benefit of $2,200,000 reported in fiscal 1993 included an expense reduction of $1,200,000 from the reversal of income tax liabilities. The income tax benefit before the expense reduction was higher than that determined using the statutory rate as the result of state income tax refunds and the effect of tax benefits on exempt earnings from export sales. The income tax expense reduction was for income tax liabilities recorded in prior years, but no longer required due to the conclusion by the Internal Revenue Service of its examination of the Company's Federal income tax returns for prior years.

                              FINANCIAL CONDITION

AT MAY 31, 1995 COMPARED WITH MAY 31, 1994

    In fiscal 1995 the Company generated $15,255,000 of cash from operations, primarily in the last half of the fiscal year, through increased earnings and effective working capital management. The Company also issued $6,186,000 of long-term debt bearing an interest rate of 5% in conjunction with the purchase of inventory to support long-term inventory management programs. The overall cash and cash equivalents position of the Company increased $4,413,000 to $22,487,000 at fiscal year end. The increase in cash and cash equivalents was accomplished while making $9,073,000 of capital improvements, paying $7,650,000 in dividends and carrying increased trade accounts receivable of $23,375,000 stemming from record sales in the last quarter of the fiscal year.

    The Company's financial position continued to improve in fiscal 1995. Working capital increased $8,483,000, average short-term borrowings were reduced, and the ratio of long-term debt to capitalization improved to 37.8%. The Company believes that its improved financial condition, along with available sources of financing, including its unused bank credit lines and facilities amounting to $133,750,000, will enable the Company to meet its anticipated working capital requirements and pursue advantageous business opportunities.

    A summary of key indicators of financial condition and lines of credit follows:

                                                                   MAY 31,
                                                              ------------------
                        DESCRIPTION                             1995      1994
- ------------------------------------------------------------  --------  --------
                                                               (000'S OMITTED)

Working capital.............................................  $248,492  $240,009
Current ratio...............................................     4.4:1     4.5:1
Bank credit lines:
  Borrowings outstanding....................................  $  --     $  --
  Available but unused lines................................   133,750   132,500
                                                              --------  --------
            Total credit lines..............................  $133,750  $132,500
                                                              --------  --------
                                                              --------  --------
Long-term debt, less current maturities.....................  $119,766  $115,729
Ratio of long-term debt to capitalization...................     37.8%     37.9%

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

                              INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
  OF AAR CORP.:

    We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, as of June 1, 1993. As discussed in Notes 1 and 6 to the consolidated financial statements, the Company also adopted the provisions of the Financial Accounting Standards Board's SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, as of June 1, 1993.

                                                KPMG Peat Marwick LLP

Chicago, Illinois
June 30, 1995

                           AAR CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      FOR THE YEAR ENDED MAY 31,
                                                                     ----------------------------
                                                                       1995      1994      1993
                                                                     --------  --------  --------
                                                                      (000'S OMITTED EXCEPT PER
                                                                             SHARE DATA)
Net sales..........................................................  $451,395  $407,754  $382,780
                                                                     --------  --------  --------
Costs and operating expenses:
  Cost of sales....................................................   373,524   335,844   314,344
  Selling, general and administrative..............................    53,433    50,086    52,093
  Restructuring expenses (Note 11).................................     --        --       11,000
                                                                     --------  --------  --------
                                                                      426,957   385,930   377,437
                                                                     --------  --------  --------
Operating income...................................................    24,438    21,824     5,343
Interest expense (Note 2)..........................................   (10,900)   (9,564)   (8,107)
Interest income (Note 3)...........................................     1,175     1,424       847
                                                                     --------  --------  --------
Income (loss) before provision (benefit) for income taxes..........    14,713    13,684    (1,917)
Provision (benefit) for income taxes (Notes 1 and 3)...............     4,250     4,200    (2,200)
                                                                     --------  --------  --------
Income before cumulative effects of changes in
  accounting principles............................................    10,463     9,484       283
    Cumulative effects of changes in accounting
     principles (Note 1):
      Income taxes.................................................     --          900     --
      Postretirement health care benefits, net of tax..............     --         (890)    --
                                                                     --------  --------  --------
Net income.........................................................  $ 10,463  $  9,494  $    283
                                                                     --------  --------  --------
                                                                     --------  --------  --------
Net income per share of common stock (Note 5):
  Income before cumulative effects of changes in accounting
    principles.....................................................  $    .66  $    .60  $    .02
    Cumulative effects of changes in accounting
     principles:
      Income taxes.................................................     --          .06     --
      Postretirement health care benefits, net of tax..............     --         (.06)    --
                                                                     --------  --------  --------
Net income.........................................................  $    .66  $    .60  $    .02
                                                                     --------  --------  --------
                                                                     --------  --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                ($000'S OMITTED)

                                                                                           MAY 31,
                                                                                      ------------------
                                                                                        1995      1994
                                                                                      --------  --------
Current assets:

  Cash and cash equivalents (Note 1)................................................  $ 22,487  $ 18,074
  Accounts receivable, less allowances of $2,400 and $2,000, respectively (Note
    11).............................................................................   110,420    85,947
  Inventories (Notes 1 and 11)......................................................   151,827   146,039
  Equipment on or available for short-term lease (Note 1)...........................    18,501    28,881
  Deferred tax assets, deposits and other (Notes 1, 3 and 7)........................    18,397    28,782
                                                                                      --------  --------
            Total current assets....................................................   321,632   307,723
                                                                                      --------  --------
Property, plant and equipment, at cost (Note 1):
  Land..............................................................................     3,101     3,088
  Buildings and improvements........................................................    36,227    34,477
  Equipment, furniture and fixtures.................................................    88,872    84,536
                                                                                      --------  --------
                                                                                       128,200   122,101
  Accumulated depreciation..........................................................   (71,604)  (67,318)
                                                                                      --------  --------
                                                                                        56,596    54,783
                                                                                      --------  --------
Other assets:

  Investment in leveraged leases (Notes 1 and 10)...................................    31,952    32,618
  Cost in excess of underlying net assets
    of acquired companies (Note 1)..................................................     6,101     6,313
  Retirement benefits, notes receivable and other
    (Notes 3, 6 and 10).............................................................     9,533     9,579
                                                                                      --------  --------
                                                                                        47,586    48,510
                                                                                      --------  --------
                                                                                      $425,814  $411,016
                                                                                      --------  --------
                                                                                      --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                (000'S OMITTED)

                                                                                           MAY 31,
                                                                                      ------------------
                                                                                        1995      1994
                                                                                      --------  --------
Current liabilities:

  Current maturities of long-term debt (Note 2).....................................  $  1,632  $    568
  Accounts payable..................................................................    51,393    49,599
  Accrued liabilities...............................................................    15,977    13,312
  Accrued taxes on income (Notes 1 and 3)...........................................     4,138     4,235
                                                                                      --------  --------
            Total current liabilities...............................................    73,140    67,714
                                                                                      --------  --------
Long-term debt, less current maturities (Note 2)....................................   119,766   115,729
Deferred tax liabilities (Notes 1, 3 and 10)........................................    30,660    32,390
Retirement benefit obligation and deferred credits (Note 6).........................     5,129     5,695
                                                                                      --------  --------
                                                                                       155,555   153,814
                                                                                      --------  --------

Stockholders' equity:

  Preferred stock, $1.00 par value, authorized 250 shares; none issued..............     --        --
  Common stock, $1.00 par value, authorized 80,000 shares; issued 16,284 and 16,215
    shares at respective dates (Note 4).............................................    16,284    16,215
  Capital surplus...................................................................    82,132    81,296
  Retained earnings (Note 2)........................................................   102,309    99,496
  Treasury stock, 323 and 309 shares at respective dates, at cost (Note 4)..........    (3,733)   (3,556)
  Cumulative translation adjustments (Note 1).......................................     1,497    (2,963)
  Minimum pension liability (Note 6)................................................    (1,370)   (1,000)
                                                                                      --------  --------
                                                                                       197,119   189,488
                                                                                      --------  --------
                                                                                      $425,814  $411,016
                                                                                      --------  --------
                                                                                      --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED MAY 31, 1995

                                                                                                                           MINIMUM
                                                 COMMON STOCK     TREASURY STOCK                           CUMULATIVE      PENSION
                                               -----------------  ---------------   CAPITAL    RETAINED    TRANSLATION    LIABILITY
                                               SHARES    AMOUNT   SHARES  AMOUNT    SURPLUS    EARNINGS    ADJUSTMENTS   ADJUSTMENTS
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
                                                   (NOTE 4)          (NOTE 4)                  (NOTE 2)     (NOTE 1)      (NOTE 6)
                                                                                  (000'S OMITTED)
Balance, May 31, 1992........................  16,105   $16,105   206   $ (2,326)   $80,284   $ 104,968      $ (2,294)     $ --
  Net income.................................    --       --      --       --         --            283        --            --
  Cash dividends ($.48 per share)............    --       --      --       --         --         (7,614)       --            --
  Treasury stock purchased...................    --       --      98      (1,164)     --         --            --            --
  Adjustment for net translation loss........    --       --      --       --         --         --               (14)       --
  Exercise of stock options, stock awards and
    employee stock purchases.................     100       100   --       --           888      --            --            --
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
Balance, May 31, 1993........................  16,205   $16,205   304   $ (3,490)   $81,172   $  97,637      $ (2,308)     $ --
  Net income.................................    --       --      --       --         --          9,494        --            --
  Cash dividends ($.48 per
    share)...................................    --       --      --       --         --         (7,635)       --            --
  Treasury stock purchased...................    --       --       5         (66)     --         --            --            --
  Exercise of stock options
    and stock awards.........................      10        10   --       --           124      --            --            --
  Adjustment for net translation
    loss.....................................    --       --      --       --         --         --              (655)       --
  Minimum pension liability..................    --       --      --       --         --         --            --            (1,000)
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
Balance, May 31, 1994........................  16,215   $16,215   309   $ (3,556)   $81,296   $  99,496      $ (2,963)     $ (1,000)
  Net income.................................    --       --      --       --         --         10,463        --            --
  Cash dividends ($.48 per share)............    --       --      --       --         --         (7,650)       --            --
  Treasury stock purchased...................    --       --      14        (177)     --         --            --            --
  Exercise of stock options and stock
    awards...................................      69        69   --       --           836      --            --            --
  Adjustment for net translation gain........    --       --      --       --         --         --             4,460        --
  Minimum pension liability..................    --       --      --       --         --         --            --              (370)
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
Balance, May 31, 1995........................  16,284   $16,284   323   $ (3,733)   $82,132   $ 102,309      $  1,497      $ (1,370)
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEAR ENDED MAY 31,
                                                                             ----------------------------
                                                                               1995      1994      1993
                                                                             --------  --------  --------
                                                                                   (000'S OMITTED)
Cash flows from operating activities:
  Net income...............................................................  $ 10,463  $  9,494  $    283
  Adjustments to reconcile net income to net cash provided from operating activities:
      Depreciation and amortization........................................    10,328     9,928    10,883
      Restructuring expenses...............................................     --        --       11,000
      Cumulative effect of changes in accounting principles:
        Income tax benefit.................................................     --         (900)    --
        Postretirement health care benefits expense........................     --          890     --
      Leveraged lease repricing............................................     --       (2,017)    --
      Change in certain assets and liabilities:
        Accounts receivable................................................   (23,375)  (17,295)   20,910
        Inventories........................................................    (3,253)   (6,841)   (9,171)
        Equipment on or available for short-term lease.....................    10,380     4,223     2,273
        Deferred tax assets, deposits and other............................     9,790   (10,968)     (435)
        Accounts payable...................................................     1,208    17,081   (10,876)
        Accrued liabilities and taxes on income............................     2,375     3,077    (7,061)
        Deferred tax liabilities and other deferred credits................    (2,661)       25    (1,000)
                                                                             --------  --------  --------
    Net cash provided from operating activities............................    15,255     6,697    16,806
                                                                             --------  --------  --------
Cash flows from investing activities:
  Property, plant and equipment expenditures, net..........................    (9,073)   (5,984)   (8,918)
  Investment in leveraged leases...........................................       666      (391)      589
  Proceeds from sale of marketable securities..............................     --        --        1,593
  Notes receivable and other, net..........................................      (939)   (1,820)   (1,281)
                                                                             --------  --------  --------
    Net cash used in investing activities..................................    (9,346)   (8,195)   (8,017)
                                                                             --------  --------  --------
Cash flows from financing activities:
  Gross proceeds from issuance of long-term notes payable..................     6,186    50,000     --
  Repayment of bank loans with proceeds from issuance of long-term notes
    payable................................................................     --      (28,200)    --
  Change in other borrowings, net..........................................    (1,085)    3,174    (1,005)
  Cash dividends...........................................................    (7,650)   (7,635)   (7,614)
  Purchases of treasury stock..............................................      (177)      (66)   (1,164)
  Proceeds from exercise of stock options, employee stock purchases and
    other..................................................................       905       134       988
                                                                             --------  --------  --------
    Net cash provided from (used in) financing activities..................    (1,821)   17,407    (8,795)
                                                                             --------  --------  --------
Effect of exchange rate changes on cash....................................       325       (90)       11
                                                                             --------  --------  --------
Increase in cash and cash equivalents......................................     4,413    15,819         5
Cash and cash equivalents, beginning of year...............................    18,074     2,255     2,250
                                                                             --------  --------  --------
Cash and cash equivalents, end of year.....................................  $ 22,487  $ 18,074  $  2,255
                                                                             --------  --------  --------
                                                                             --------  --------  --------

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

  ACCOUNTING CHANGES

    Effective June 1, 1993 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Prior years' results were not restated. The cumulative effect of the accounting change was a tax benefit of $900,000 ($.06 per share) recorded in the three month period ended August 31, 1993. The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method of Accounting Principles Board Opinion ("APB") No. 11 to the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in the consolidated results of operations for the period in which the changes occurred. Pursuant to the deferred method under APB No. 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting and income tax purposes using the tax rate applicable for the year of calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

    Effective June 1, 1993 the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." Prior years' results were not restated. SFAS No. 106 requires that the projected future cost of nonpension postretirement benefits be recognized as an expense as employees render services instead of when claims are incurred, as the Company had done in the past. Upon adoption, the Company elected, as permitted under SFAS No. 106, to record a one-time transition obligation of $1,350,000 ($890,000 after tax or $.06 per share) which represents that portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption. The initial accumulated postretirement benefit obligation of $1,350,000 primarily represented health and life insurance benefits for certain current employees and retirees.

    In fiscal 1995 the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits." Prior years' results were not restated. This standard requires an accrual method of recognizing the costs of providing postemployment benefits relating to employee severance, disability, health and life insurance. Since the Company either does not provide such benefits or accounted for those benefits provided on an accrual basis, the cumulative after-tax charge of accruing the cost of benefits under this statement was not significant to the results of operations in fiscal 1995.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 1995 and 1994 cash equivalents of approximately $19,129,000 and $5,717,000, respectively held by the Company represent investments in funds holding high-quality commercial paper, Eurodollars and U.S. government agency-issued securities. The carrying amount of cash equivalents approximates fair value at May 31, 1995 and 1994, respectively.

  MARKETABLE SECURITIES

    The Company recorded net proceeds of $1,593,000 in fiscal 1993 from the sale of marketable securities and included a $57,000 net loss determined on the basis of specific identification in the consolidated results of operations. Marketable securities were carried at the lower of aggregate cost or market value.

  FOREIGN CURRENCY

    Gains and losses on foreign currency translation and foreign exchange contracts are determined in accordance with the method of accounting prescribed by SFAS No. 52. All balance sheet accounts of foreign and certain domestic subsidiaries transacting business in currencies other than the Company's functional currency are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in Stockholders' equity as Cumulative translation adjustments.

    The Company from time to time uses forward exchange contracts or options to hedge its loss exposure from the translation of foreign subsidiaries results of operations from functional currencies into United States dollars. Forward exchange contracts or options losses are included in results of operations in the period the loss is determinable. Gains are recorded when realized upon contract settlement. At May 31, 1995 and during fiscal 1995 there were no forward exchange contracts or options outstanding. Foreign and certain domestic subsidiaries incur transaction gains and losses upon settlement of obligations in currencies other than their functional currency. The aggregate net transaction gains (losses), including those related to forward exchange contracts, reported in results of operations were $45,000, $(32,000), and $(578,000) for fiscal 1995, 1994 and 1993, respectively.

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

    SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable,

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) short-term borrowing, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Non-current notes receivable and long-term debt bearing a variable interest rate are reflected in the financial statements at fair value. Those bearing a fixed interest rate have fair values based on estimates using discounted future cash flows at an assumed discount rate for borrowing currently prevailing in the marketplace for similar instruments.

    Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  INVENTORIES

    Inventories are priced at the lower of cost or market. Cost is determined by either the specific identification, average cost, or first-in, first-out method. Inventoried costs relating to long-term contracts and programs are stated at the actual production costs, including factory burden and initial tooling, incurred to date, reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under long-term contracts and programs are based on the estimated average cost of all units scheduled to be produced. Progress billings under government contracts are based on an allowable percentage of the cost of material received and labor and factory burden incurred.

    The following is a summary of inventories at:

                                                                  MAY 31,
                                                       ------------------------------
                                                         1995       1994       1993
                                                       --------   --------   --------
                                                              (000'S OMITTED)
Raw materials and parts.............................   $ 29,316   $ 25,349   $ 21,355
Work-in-process.....................................     11,891     11,974     11,117
Purchased aircraft parts, engines and components
 held for sale or exchange..........................    110,948    106,529    105,200
Finished goods......................................      1,734      2,189      1,785
                                                       --------   --------   --------
                                                        153,889    146,041    139,457
Progress billings on long-term contracts and
  programs..........................................     (2,062)        (2)       (25)
                                                       --------   --------   --------
                                                       $151,827   $146,039   $139,432
                                                       --------   --------   --------
                                                       --------   --------   --------

  EQUIPMENT UNDER OPERATING LEASES

    Lease revenue is recognized as earned. The cost of the asset under lease is original purchase price plus overhaul costs. Depreciation of the cost is computed on a straight-line method over the estimated service life of the equipment. Maintenance costs are expensed as incurred. The assets are available for sale at the end of each lease term. The balance sheet classification is based on the lease term. Leases with a fixed term under twelve months are considered short-term and all others are classified as long-term.

    Equipment on short-term lease consists of aircraft engines and parts on or available for lease to satisfy immediate short-term customer requirements. The leases are renewable with fixed terms, which generally vary from one to six months.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  PROPERTY, PLANT AND EQUIPMENT

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

  COST IN EXCESS OF UNDERLYING NET ASSETS OF ACQUIRED COMPANIES

    The cost in excess of underlying net assets of companies acquired is being amortized over a period of forty years. Amortization was $230,000, $240,000 and $240,000 in fiscal 1995, 1994 and 1993, respectively. Accumulated amortization is $3,155,000, $2,950,000 and $2,710,000 at May 31, 1995, 1994 and 1993,
respectively.

  INCOME TAXES

    Income taxes are determined in accordance with the method of accounting prescribed by SFAS No. 109.

    Federal income taxes are not provided on the undistributed earnings of certain foreign subsidiaries (approximately $15,200,000 and $14,600,000 at May 31, 1995 and 1994, respectively), as it is the Company's intention to reinvest a portion of these earnings indefinitely in the foreign operations. From time to time, as the earnings are treated as taxable in the United States, the related tax expense would be offset substantially by foreign tax credits. Foreign income taxes are provided at the local statutory rates and reflect estimated taxes payable.

    The benefits of investment tax credits are recognized for book purposes under the deferral method of accounting for leveraged leases. The investment tax credits are recognized in the year earned for income tax purposes.

  STATEMENTS OF CASH FLOWS

    Supplemental information on cash flows follows.

                                                                  FOR THE YEAR ENDED MAY 31,
                                                                 ----------------------------
                                                                  1995       1994       1993
                                                                 ------     ------     ------
                                                                       (000'S OMITTED)
    Interest paid.............................................   $10,700    $8,800     $8,100
    Income taxes paid.........................................    3,900      3,300      5,400
    Income tax refunds and interest received..................      330        500      5,100

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  BUSINESS SEGMENT INFORMATION

    The Company operates primarily in the aerospace/aviation industry and reports its activities in one business segment, Aviation Services.

    Export sales from the Company's United States operations to unaffiliated customers, the majority located in Europe, Middle East, Asia, Canada, Mexico and South America (including sales through foreign sales offices of domestic subsidiaries), were approximately $144,056,000 (31.9% of total net sales), $112,275,000 (27.5% of total net sales), and $110,597,000 (28.9% of total net sales) in fiscal 1995, 1994 and 1993, respectively.

    Sales to the United States government, its agencies and its contractors were approximately $82,708,000 (18.3% of total net sales), $77,500,000 (19.0% of total net sales), and $57,600,000 (15.0% of total net sales) in fiscal 1995, 1994 and 1993, respectively.

  RECLASSIFICATIONS

    Certain reclassifications have been made in the fiscal 1994 (in particular, noncurrent tax assets of $6.6 million against noncurrent deferred tax liabilities) and 1993 financial statements to conform to the fiscal 1995 presentation.

2.  FINANCING ARRANGEMENTS
    Bank loans consisted of:

                                                                        MAY 31,
                                                              ---------------------------
                                                               1995      1994      1993
                                                              -------   -------   -------
                                                                    (000'S OMITTED)
    Unsecured bank loans....................................  $ --      $ --      $24,000
    Current maturities of long-term debt....................    1,632       568     1,025
                                                              -------   -------   -------
                                                              $ 1,632   $   568   $25,025
                                                              -------   -------   -------
                                                              -------   -------   -------

    Short-term borrowing activity was as follows:

                                                                 FOR THE YEAR ENDED MAY 31,
                                                                -----------------------------
                                                                 1995       1994       1993
                                                                -------    -------    -------
                                                                       (000'S OMITTED)
    Maximum amount borrowed..................................   $21,200    $33,500    $51,900
    Average daily borrowings.................................     7,553     12,300     39,100
    Average interest rate during the year....................       6.2%       3.7%       4.4%
                                                                -------    -------    -------
                                                                -------    -------    -------

    At May 31, 1995, aggregate unsecured bank credit lines were $133,750,000. Of this amount, $66,000,000 was available under credit lines with domestic banks, $60,000,000 was available under revolving credit and term loan agreements with domestic banks and $7,750,000 was available under credit agreements with foreign banks. All domestic and foreign credit lines were unused at May 31, 1995. There are no compensating balance requirements in connection with domestic or foreign lines of credit. Borrowings under domestic bank lines bear interest at or below the corporate base rate.

    The Company may borrow a maximum of $60,000,000 ($30,000,000 available through October 15, 1996 and an additional $30,000,000 available through April 15, 1996) under revolving credit and term loan agreements with domestic banks. Revolving credit borrowings may, at the Company's option, be converted to term loans payable in equal quarterly installments over five

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2.  FINANCING ARRANGEMENTS -- (CONTINUED)
years. Interest is based on corporate base rate or quoted Eurodollar or multicurrency rates during the revolving credit period, and 1/2% over corporate base rate or quoted Eurodollar rate thereafter. There were no borrowings under these agreements outstanding at May 31, 1995. There are no compensating balance requirements on any of the committed lines but the Company is required to pay a commitment fee. There are no restrictions on the withdrawal or use of these funds.

    Long-term debt was as follows:

                                                                       MAY 31,
                                                                 -------------------
                                                                   1995       1994
                                                                 --------   --------
                                                                   (000'S OMITTED)
Notes payable due November 1, 2001 with interest of 9.5%
 payable semi-annually on May 1 and November 1.................  $ 65,000   $ 65,000
Notes payable due October 15, 2003 with interest
  of 7.25% payable semi-annually on April 15 and October 15....    50,000     50,000
Installment note due June, 1999, bearing interest at 5% per
  annum, compounded monthly, payable in equal monthly payments
  of principal and interest....................................     5,669      --
Industrial revenue bonds due in installments to 2002 with
  weighted average interest of approximately 5.93% at May 31,
  1995 (secured by trust indentures on property, plant and
  equipment)...................................................       729      1,297
                                                                 --------   --------
                                                                  121,398    116,297
Current maturities.............................................    (1,632)      (568)
                                                                 --------   --------
                                                                 $119,766   $115,729
                                                                 --------   --------
                                                                 --------   --------

    The Company is subject to a number of covenants under the revolving credit and term loan agreements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of the Company's shares and other matters. The Company is in compliance with all restrictive financial provisions of the agreements. At May 31, 1995, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares was approximately $20,000,000. Effective June 1, 1995, unrestricted consolidated retained earnings increased to $25,232,000 due to inclusion of 50% of the consolidated net income of the Company for fiscal 1995.

    The aggregate amount of long-term debt maturing during each of the next five fiscal years is $1,632,000 in 1996, $1,474,000 in 1997, $1,474,000 in 1998,
$1,545,000 in 1999 and $184,000 in 2000.

    The Company's long-term debt was estimated to have a fair value of approximately $118,778,000 at May 31, 1995.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3.  INCOME TAXES
    The provision (benefit) for income taxes included the following components:

                                                      FOR THE YEAR ENDED MAY 31,
                                                     -----------------------------
                                                      1995       1994       1993
                                                     -------    -------    -------
                                                            (000'S OMITTED)
Current
  Federal..........................................  $ 2,255    $   100    $  (640)
  Foreign..........................................      625        530        670
  State, net of refunds............................      780        470      --
                                                     -------    -------    -------
                                                       3,660      1,100         30
                                                     -------    -------    -------
Deferred                                                 590      3,100     (2,230)
                                                     -------    -------    -------
                                                     $ 4,250    $ 4,200    $(2,200)
                                                     -------    -------    -------
                                                     -------    -------    -------

    The deferred tax provisions or benefit for the fiscal years 1995, 1994 and 1993 result primarily from differences between book and tax income arising from depreciation and leveraged leases. Refundable income taxes included within Deferred tax assets, deposits and other, principally represent refunds of Federal income taxes resulting from additional tax benefits generated from export sales and foreign tax credits carried back to prior years. Interest income relating to refundable income taxes was $371,000, $576,000 and $390,000 for fiscal 1995, 1994 and 1993, respectively.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3.  INCOME TAXES -- (CONTINUED)
    The balance of deferred tax liabilities and assets arises from the differences in the timing of the recognition for transactions between book and income tax purposes and consists of the following components:

                                                                             MAY 31,
                                                                       -------------------
                                                                         1995       1994
                                                                       --------   --------
                                                                         (000'S OMITTED)
Deferred tax liabilities:
  Depreciation.......................................................  $  8,500   $  9,710
  Leveraged leases...................................................    27,590     28,560
  Other..............................................................       910        730
                                                                       --------   --------
      Total deferred tax liabilities.................................  $ 37,000   $ 39,000
                                                                       --------   --------
                                                                       --------   --------
Deferred tax assets-current:
  Inventory costs....................................................  $  5,680   $  7,800
  Employee benefits..................................................       420        900
  Doubtful account allowance.........................................       800        780
  Other..............................................................       310         50
                                                                       --------   --------
      Total deferred tax assets-current..............................     7,210      9,530
                                                                       --------   --------
Deferred tax assets-noncurrent:
  Postretirement benefits............................................     1,120      1,050
  Restructuring expenses.............................................       640        960
  Alternative minimum tax credits....................................     4,580      4,540
  Other..............................................................        --         60
                                                                       --------   --------
      Total deferred tax assets-noncurrent...........................     6,340      6,610
                                                                       --------   --------
      Total deferred tax assets......................................  $ 13,550   $ 16,140
                                                                       --------   --------
                                                                       --------   --------

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

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3.  INCOME TAXES -- (CONTINUED)
    The provision for income taxes differs from the amount computed by applying the United States statutory Federal income tax rate of 34% for fiscal 1995, 1994 and 1993 for the following reasons:

                                                                      FOR THE YEAR ENDED MAY 31,
                                                                     ----------------------------
                                                                      1995      1994       1993
                                                                     -------   -------   --------
                                                                           (000'S OMITTED)
Provision (benefit) for income taxes at the Federal statutory
 rate..............................................................  $ 5,000   $ 4,660    $  (650)
  Tax benefits on exempt earnings from export sales................   (1,350)     (930)      (770)
  State income taxes, net of Federal benefit and refunds...........      330       250      --
  Amortization of goodwill.........................................       90       100        120
  Reduction of income tax liabilities..............................    --        --        (1,200)
  Differences between foreign tax rates and the U.S. Federal
    statutory rate.................................................      330        80        250
  Other, net.......................................................     (150)       40         50
                                                                     -------   -------   --------
Provision (benefit) for income taxes as reported...................  $ 4,250   $ 4,200    $(2,200)
                                                                     -------   -------   --------
                                                                     -------   -------   --------
Effective income tax rate..........................................    28.9%     30.7%   (114.8)%
                                                                     -------   -------   --------
                                                                     -------   -------   --------

    The provision for income taxes was reduced by $1,200,000 in fiscal 1993 due to the reversal of tax liabilities previously recorded but no longer required as the result of the resolution of issues arising from the Internal Revenue Service's examination of the Federal income tax returns for the fiscal years 1979 through 1989. The years are now closed to assessments, therefore certain tax accruals previously provided are no longer required. The fiscal 1993 income tax benefit before the reversal of tax liabilities on consolidated pre-tax income was higher than the statutory rate primarily as the result of state income tax refunds received and the effect of tax benefits on exempt earnings from export sales.

    Pretax income from foreign subsidiaries was approximately $600,000, $1,300,000 and $1,200,000 at May 31, 1995, 1994 and 1993, respectively. Total foreign income taxes provided were in excess of total local statutory rates in fiscal 1995, 1994 and 1993 due to net operating losses of certain subsidiaries not deductible for tax purposes.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4.  COMMON STOCK AND STOCK OPTION PLANS
    A summary of changes in stock options granted to officers, key employees and non-employee directors under stock option plans for the three years ended May 31, 1995 follows.

                                                                               NUMBER OF     OPTION PRICE
                                                                                SHARES        PER SHARE
                                                                               ---------   ----------------
Outstanding, May 31, 1992 (214,618 exercisable)..............................    583,240   $10.00 to $35.13
    Granted..................................................................    224,200    11.38 to  12.88
    Exercised................................................................     (8,800)             10.00
    Surrendered/expired/cancelled............................................   (154,385)   10.00 to  35.13
                                                                               ---------
Outstanding, May 31, 1993 (184,436 exercisable)..............................    644,255   $10.00 to $35.13
    Granted..................................................................    161,400    13.25 to  15.00
    Exercised................................................................     (2,805)   10.00 to  13.63
    Surrendered/expired/cancelled............................................    (71,400)   10.00 to  17.88
                                                                               ---------
Outstanding, May 31, 1994 (236,284 exercisable)..............................    731,450   $10.00 to $35.13
                                                                               ---------
    Granted..................................................................    250,000    12.63 to  13.75
    Exercised................................................................    (10,985)   10.00 to  12.13
    Surrendered/expired/cancelled............................................    (37,905)   10.00 to  24.88
                                                                               ---------
Outstanding, May 31, 1995 (362,132 exercisable)..............................    932,560   $10.00 to $35.13
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

    The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restricted periods. The number of shares and the restricted period, which varies from two to ten years, are determined by the Compensation Committee of the Board of Directors. The market value of the award on the date of grant is recorded as a deferred expense, common stock and capital surplus. The deferred expense is included in results of operations over the restricted term. The expense relating to outstanding restricted stock awards was $266,000, $538,000 and $610,000 in fiscal 1995, 1994 and 1993, respectively.

    The AAR CORP. Employee Stock Purchase Plan is open to all employees of the Company (other than officers, directors or participants in other stock option plans of the Company) with six months of service. The plan permits employees to purchase common stock in periodic offerings at the lesser of the fair market value on date of offering or 85% of the fair market value on the date of exercise. A participating employee pays for shares by payroll deduction over a two-year period. Upon completion of the purchase, the excess of the proceeds over the par value (or cost in the case of treasury stock) is credited to capital surplus.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4.  COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)
    The number of options and awards outstanding and available for grant or issuance for each of the Company's stock plans is as follows:

                                                                             MAY 31, 1995
                                                               ----------------------------------------
                                                                OUTSTANDING    AVAILABLE      TOTAL
                                                               -------------  -----------  ------------
Stock Benefit Plan (Officers, Directors and key employees)...     1,015,951     277,620       1,293,571
Employee Stock Purchase Plan.................................        17,757     115,123         132,880

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

    On September 21, 1990, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's Common Stock on the open market or through privately negotiated transactions. As of May 31, 1995 the Company had purchased 322,721 shares of Common Stock on the open market under this program at an average price of $11.57 per share.

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

    Certain foreign operations of domestic subsidiaries also have pension plans. In most cases, the plans are defined benefit in nature. Assets of the plans are comprised of insurance contracts. Benefit formulas are similar to those used by domestic plans. It is the policy of these subsidiaries to fund at least the minimum amounts required by local law and regulation. Effective June 1, 1993, all non-domestic pension plans have adopted the provisions of SFAS No. 87.

    The following table sets forth the plans' funded status and the amount recognized in the Company's Consolidated Balance Sheets. The plans are grouped according to the portion of the accumulated benefit obligation funded as follows:

                                                  MAY 31, 1995        MAY 31, 1994
                                               ------------------  ------------------
                                               BENEFITS   ASSETS   BENEFITS   ASSETS
                                                EXCEED    EXCEED    EXCEED    EXCEED
                                                ASSETS   BENEFITS   ASSETS   BENEFITS
                                               --------  --------  --------  --------
                                                          (000'S OMITTED)
Actuarial present value of benefit
 obligation:
    Vested benefit obligation................  $(22,080) $ (5,135) $(21,500) $ (4,160)
    Nonvested benefit obligation.............      (740)      (20)     (955)      (15)
                                               --------  --------  --------  --------
Accumulated benefit obligation...............   (22,820)   (5,155)  (22,455)   (4,175)
Effect of projected salary increases on the
  benefit obligation.........................    (1,735)   (1,385)   (1,865)   (1,120)
                                               --------  --------  --------  --------
Projected benefit obligation.................   (24,555)   (6,540)  (24,320)   (5,295)
Plans' assets at fair value..................    20,805     6,425    20,030     4,420
                                               --------  --------  --------  --------
Plans' assets under projected benefit
  obligation.................................    (3,750)     (115)   (4,290)     (875)
Unrecognized net loss........................     2,225       670     3,920       915
Unrecognized prior service cost..............     1,320     --          930     --
Unrecognized transition obligation...........       710       245       785       225
                                               --------  --------  --------  --------
    Prepaid pension costs in the Consolidated
      Balance Sheets.........................  $    505  $    800  $  1,345  $    265
                                               --------  --------  --------  --------
                                               --------  --------  --------  --------

    The projected benefit obligation for domestic plans is determined using an assumed weighted average discount rate of 8.5% and 8.0% for fiscal 1995 and 1994, respectively, and an assumed average compensation increase of 3.0% in the first two years and 5% thereafter. The expected

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
long-term rate of return on assets is 10.0% for fiscal 1995 and 1994. Unrecognized net loss, prior service cost and transition obligation are amortized on a straight line basis over the estimated average future service period.

    The projected benefit obligation for non-domestic plans are determined using an assumed weighted average discount rate of 7.5% and 7.0% for fiscal 1995 and 1994, respectively, and an assumed average compensation increase of 2.0% for the first 5 years and 4.0%, thereafter. The expected long-term rate of return on assets is 6.5% for fiscal 1995 and 1994.

    The provisions of SFAS No. 87 "Employers' Accounting for Pensions" require recognition in the balance sheet of an additional minimum liability, equity and related intangible assets for pension plans with accumulated benefits in excess of plan assets. At May 31, 1995 the Company has a minimum pension liability of $3,765,000 reported within Retirement benefit obligation in the Consolidated Balance Sheet with $1,370,000 charged to Stockholders' equity in accordance with the provisions of SFAS No. 87.

    Pension expense charged to results of operations includes the following components:

                                                            FOR THE YEAR ENDED MAY 31,
                                                            ---------------------------
                                                             1995      1994      1993
                                                            -------   -------   -------
                                                                  (000'S OMITTED)
Service costs for benefits earned during fiscal year......  $ 1,255   $ 1,305   $   800
Interest cost on projected benefit obligation.............    2,440     2,265     1,670
Actual investment return on plan assets...................   (2,225)   (1,400)   (1,850)
Net amortization and deferral.............................       60      (480)      290
                                                            -------   -------   -------
    Pension expense for Company plans.....................    1,530     1,690       910
    Pension expense for the multi-employer plan...........    --           10        40
                                                            -------   -------   -------
        Total pension expense.............................  $ 1,530   $ 1,700   $   950
                                                            -------   -------   -------
                                                            -------   -------   -------

  DEFINED CONTRIBUTION PLAN

    The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 15% of their pretax compensation, subject to applicable regulatory limits. The Company may make matching contributions up to 6% of compensation. Participants vest immediately in Company contributions. Expense charged to results of operations was $830,000, $800,000 and $430,000 in fiscal 1995, 1994 and 1993, respectively.

  LONG TERM PERFORMANCE INCENTIVE PLAN

    The long term performance incentive plan is administered by the Compensation Committee of the Board of Directors. The plan provides for incentive awards to certain key employees designated by the Compensation Committee based on the long term performance of the Company. No awards were earned under this Plan in fiscal 1995, 1994 nor 1993, therefore, no expense was charged to results of operations.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
  DIRECTOR, EXECUTIVE AND KEY EMPLOYEE RETIREMENT BENEFIT AND PROFIT SHARING
PLANS

    The Company provides its outside directors with benefits upon retirement on or after age 65 provided they have completed at least five years of service as a director. Benefits are payable as a quarterly annuity in an amount equal to 25% of the annual retainer fee payable by the Company to active outside directors. Payment of benefits commences upon retirement and continues for a period equal to the total number of years of the retired director's service as a director to a maximum of ten years, or death, whichever occurs first. The Company also provides supplemental retirement and profit sharing benefits for current and former executives and key employees to supplement benefits provided by the Company's other benefit plans. The plans are not fully funded and may require funding in the event of a change in control of the Company as determined by the Company's Board of Directors. Expense charged to results of operations for these plans was $585,000, $545,000 and $690,000 in fiscal 1995, 1994 and 1993, respectively.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

    Effective June 1, 1993 the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." Prior to fiscal year 1994, the Company recognized retiree health and life insurance expense when benefits were paid. Prior years' results were not restated. Upon adoption, the Company elected to record a one-time transition obligation of $1,350,000 ($890,000 after tax) which represents that portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption. In fiscal 1995 the Company completed termination of postretirement healthcare and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The Company recognized an after-tax gain of $250,000 from the reduction in the accumulated post retirement benefit obligation related to this termination of benefits.

    Net periodic postretirement benefit cost for the years ended May 31, 1995 and 1994 included the following components:

                                                                     1995        1994
                                                                     -----     ---------
                                                                      (000S OMITTED)

Service cost....................................................   $       4   $      30
Interest cost...................................................          70          98
                                                                         ---   ---------
                                                                   $      74   $     128
                                                                         ---   ---------
                                                                         ---   ---------

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
    The funded status of the plans at May 31, 1995 and 1994 were as follows:

                                                                 1995       1994
                                                               ---------  ---------
                                                                  (000S OMITTED)

Accumulated postretirement benefit obligation:
  Current retirees...........................................  $     716  $     906
  Current employees -- fully eligible........................        101        129
  Current employees -- not fully eligible....................     --            315
                                                               ---------  ---------
                                                                     817      1,350
Plans' assets at fair value..................................     --         --
                                                               ---------  ---------
Accumulated postretirement benefit obligation in excess of
 plans' assets...............................................        817      1,350
Unrecognized prior service cost, transition obligation and
 net (loss)/gain.............................................        156     --
                                                               ---------  ---------
Accrued postretirement benefit cost in the consolidated
 balance sheet...............................................  $     973  $   1,350
                                                               ---------  ---------
                                                               ---------  ---------

    The assumed discount rates used to measure the accumulated postretirement benefit obligation were 8.5% and 8.0% at May 31, 1995 and 1994, respectively. The assumed rate of future increases in health care costs was 10.7% in fiscal 1995 and 1994, declining to 6.0% by the year 2004 and remaining at that rate thereafter. A one percent increase in the assumed health care cost trend rate would increase the accumulated postretirement obligation by approximately $22,000 as of May 31, 1995 and would not result in a significant change to the annual postretirement benefit expense.

7.  COMMITMENTS AND CONTINGENCIES
    The Company leases certain facilities and equipment under agreements that expire at various dates through 2011. Rental expense under these leases was $6,545,000, $4,840,000 and $5,320,000 in fiscal 1995, 1994 and 1993, respectively.

    Future minimum payments under leases with initial or remaining terms of one year or more at May 31, 1995 were $5,414,000 for fiscal 1996, $4,020,000 for fiscal 1997,  $3,800,000  for  fiscal  1998,  $3,343,000  for  fiscal  1999  and
$4,713,000 for fiscal 2000 and thereafter.

    The Company regularly places deposits with suppliers on short-term commitments to purchase inventory. These conditional contractual commitments are made in the ordinary course of business. At May 31, 1995 and 1994 the Company had $2,264,000 and $10,700,000, respectively, of deposits outstanding with suppliers.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8.  SELECTED QUARTERLY DATA (UNAUDITED)
    The unaudited selected quarterly data for fiscal years ended May 31, 1995 and 1994 are as follows.

                                  FISCAL 1995

                                                                          NET INCOME
QUARTER                          NET SALES   GROSS PROFIT   NET INCOME    PER SHARE
- -------------------------------  ---------   ------------   ----------   ------------
                                        (000'S OMITTED EXCEPT PER SHARE DATA)
First..........................  $  97,191     $ 16,814      $ 2,005        $ .13
Second.........................     99,384       17,997        2,067          .13
Third..........................    125,232       20,437        2,876          .18
Fourth.........................    129,588       22,623        3,515          .22
                                 ---------   ------------   ----------      -----
                                 $ 451,395     $ 77,871      $10,463        $ .66
                                 ---------   ------------   ----------      -----
                                 ---------   ------------   ----------      -----

                                  FISCAL 1994

                                   NET         GROSS                    NET INCOME
QUARTER                           SALES       PROFIT      NET INCOME    PER SHARE
- -------------------------------  --------   -----------   ----------   ------------
                                       (000'S OMITTED EXCEPT PER SHARE DATA)
First..........................  $ 98,306     $18,044      $ 2,492        $ .16
Second.........................    93,185      16,624        2,378          .15
Third..........................    96,199      17,680        2,212          .14
Fourth.........................   120,064      19,562        2,412          .15
                                 --------   -----------   ----------      -----
                                 $407,754     $71,910      $ 9,494        $ .60
                                 --------   -----------   ----------      -----
                                 --------   -----------   ----------      -----

9.  RESTRUCTURING EXPENSES
    The Company recorded noncash restructuring expenses of $11,000,000 for the writedown of certain inventories and associated costs in fiscal 1993. The inventories most affected were parts for older-model commercial aircraft, certain manufactured products as well as material supporting original equipment manufacturers. The writedown resulted from the Company's assessment of the impact on inventories of the changes in the aerospace/aviation market and the recessionary economic environment. The noncash restructuring expenses that established inventory realization reserves (see note 11 in Notes to Consolidated Financial Statements) had a remaining balance of approximately $979,000 at May 31, 1995. As the inventory for which the realization reserves were established is disposed of, the realization reserve balance is to be correspondingly reduced.

10. AIRCRAFT LEASING ACTIVITIES
    The Company is an owner participant in four leveraged lease agreements entered into between March 1986 and May 1988. These agreements cover four narrow body commercial aircraft and spare parts. The transactions involve aircraft currently operated by major carriers. The remaining terms of the leases range from 6 to 9 years. The Company's equity investment in these aircraft represents approximately one third of the aggregate equipment cost. The remaining portion of the equipment cost is financed by third-party nonrecourse debt.

    The Company has ownership rights to the equipment subject to the right of the lessees to exercise certain purchase, renewal and termination options. For Federal income tax purposes, the Company receives investment tax credits and has the benefit of tax deductions for depreciation on the aggregate equipment cost and interest on the nonrecourse debt. During the early years of

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. AIRCRAFT LEASING ACTIVITIES -- (CONTINUED) the lease Federal income tax deductions exceeded the lease rental income. In the later years of the lease, rental income will exceed the deductions. In fiscal 1994, the Company's Investment in leveraged leases was repriced approximately $2,000,000 for the impact of an interest rate reduction on nonrecourse long-term debt secured by aircraft under leveraged lease, the tax rate change under the Omnibus Budget Reconciliation Act of 1993 and the Company's AMT position in accordance with SFAS No. 13 "Accounting for Leases."

    In August 1990, the Company sold a partial residual interest in a Boeing 737-300 aircraft currently subject to a leveraged lease. The lease term expires in March 2001. The principal portion of the proceeds from this sale were received in the form of a $2,000,000 note and are included with Prepaid income taxes, retirement benefits, notes receivable and other on the Consolidated Balance Sheets. This note has an interest rate of 9.9%. The note and accrued interest of $3,600,000 are due in March 2001. The carrying amount of the note receivable approximates its fair value at May 31, 1995.

    The condensed operating results and balance sheet financial information for aircraft leasing activities were as follows:

                                                                  FOR THE YEAR ENDED MAY
                                                                            31,
                                                                 -------------------------
                                                                  1995     1994     1993
                                                                 -------  -------  -------
                                                                      (000'S OMITTED)
 Operating Results:
    Revenues...................................................  $     0  $ 2,195  $ 1,390
    Net income (loss)..........................................     (126)   1,132      (22)
  Balance Sheet:
    Total assets...............................................   37,500   39,700   37,800
    Stockholder's equity.......................................   24,223   24,349   23,217

    The Company's net investment in leveraged leases is composed of the following elements:

                                                               FOR THE YEAR ENDED
                                                                    MAY 31,
                                                               ------------------
                                                                 1995      1994
                                                               --------  --------
                                                                (000'S OMITTED)
Rentals receivable (net of principal and interest on the
 nonrecourse debt)...........................................  $ 15,592  $ 16,258
Estimated residual value of leased assets....................    23,950    23,950
Unearned and deferred income.................................    (7,590)   (7,590)
                                                               --------  --------
  Investment in leveraged leases.............................    31,952    32,618
Deferred taxes...............................................   (27,590)  (28,560)
                                                               --------  --------
  Net investment in leveraged leases.........................  $  4,362  $  4,058
                                                               --------  --------
                                                               --------  --------

    Pretax income from leveraged leases was $0, $1,955,000 and $334,000 in fiscal 1995, 1994 and 1993, respectively. The tax effect from leveraged leases was $0, $823,000 and $125,000 in fiscal 1995, 1994 and 1993, respectively.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. ALLOWANCES AND RESERVES

                          ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                           FOR THE YEAR ENDED MAY 31,
                                                                           ---------------------------
                                                                            1995      1994      1993
                                                                           ------    ------    -------
                                                                                 (000'S OMITTED)
Balance, beginning of year...............................................  $2,000    $2,000    $ 2,000
  Provision charged to operations........................................     895       600        400
  Deductions for accounts written off, net of recoveries.................    (495)     (600)      (400)
                                                                           ------    ------    -------
Balance, end of year.....................................................  $2,400    $2,000    $ 2,000
                                                                           ------    ------    -------
                                                                           ------    ------    -------

                         INVENTORY REALIZATION RESERVES

                                                                             FOR THE YEAR ENDED MAY 31,
                                                                           ------------------------------
                                                                             1995       1994       1993
                                                                           --------    -------    -------
                                                                                  (000'S OMITTED)
Balance, beginning of year...............................................  $  8,916    $14,000    $ 6,000
  Provision charged to operations........................................     2,909      3,104     12,300
  Inventory written off and loss from disposal, net of recoveries........    (5,496)    (8,188)    (4,300)
                                                                           --------    -------    -------
Balance, end of year.....................................................  $  6,329    $ 8,916    $14,000
                                                                           --------    -------    -------
                                                                           --------    -------    -------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption "Nominees and Continuing Directors" in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

    The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in
Part I above.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is incorporated by reference to the information contained under the caption "Compliance with
Section 16(a) of The Exchange Act" in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information contained under the captions "Executive Compensation and Other
Information" (but excluding the following sections thereof, "Compensation Committee's Report on Executive Compensation" and "Stockholder Return Performance Graphs"); "Employment and Other Agreements" and "Directors Compensation", in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

                              FINANCIAL STATEMENTS

                                                               PAGE
                                                              -------
Independent Auditors' Report, KPMG Peat Marwick LLP.........       13
Financial Statements -- AAR CORP. and Subsidiaries:
  Consolidated statements of income for the three years
   ended May 31, 1995.......................................       14
  Consolidated balance sheets as of May 31, 1995 and 1994...    15-16
  Consolidated statements of stockholders' equity for the
   three years ended May 31, 1995...........................       17
  Consolidated statements of cash flows for the three years
   ended May 31, 1995.......................................       18
  Notes to consolidated financial statements................    19-36
  Selected quarterly data (unaudited) for the years ended
   May 31, 1995 and 1994 (Note 8 to Consolidated Financial
   Statements)..............................................       34
Financial data schedule for the twelve month period ended May 31,
  1995..............................................See exhibit index

                                    EXHIBITS

    The Exhibits filed as a part of this report are set forth in the Exhibit Index contained elsewhere herein. Each of the material contracts identified as Exhibits 10.1 through 10.10 is a management contract or compensatory plan or arrangement.

                              REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the three month period ended May 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          AAR CORP.

                                          (Registrant)
Date: August 11, 1995
                                          By:         /s/ IRA A. EICHNER

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

            SIGNATURE                        TITLE                    DATE
- ---------------------------------  -------------------------    ----------------

       /s/ IRA A. EICHNER          CHAIRMAN OF THE BOARD AND
- ---------------------------------   CHIEF EXECUTIVE OFFICER;
         Ira A. Eichner             DIRECTOR (PRINCIPAL
                                    EXECUTIVE OFFICER)

          /s/ DAVID P. STORCH      PRESIDENT AND CHIEF
- ---------------------------------   OPERATING OFFICER;
         David P. Storch            DIRECTOR

     /s/ TIMOTHY J. ROMENESKO      VICE
- ---------------------------------   PRESIDENT-CONTROLLER,
      Timothy J. Romenesko          CHIEF FINANCIAL OFFICER
                                    AND TREASURER (PRINCIPAL
                                    FINANCIAL AND ACCOUNTING
                                    OFFICER)

         /s/ A. ROBERT ABBOUD      DIRECTOR
- ---------------------------------
        A. Robert Abboud

        /s/ HOWARD B. BERNICK      DIRECTOR
- ---------------------------------
        Howard B. Bernick

        /s/ EDGAR D. JANNOTTA      DIRECTOR                     August 11, 1995
- ---------------------------------
        Edgar D. Jannotta

         /s/ ROBERT D. JUDSON      DIRECTOR
- ---------------------------------
        Robert D. Judson

         /s/ ERWIN E. SCHULZE      DIRECTOR
- ---------------------------------
        Erwin E. Schulze

          /s/ JOEL D. SPUNGIN      DIRECTOR
- ---------------------------------
         Joel D. Spungin

        /s/ LEE B. STERN           DIRECTOR
- ---------------------------------
          Lee B. Stern

        /s/ RICHARD D. TABERY      DIRECTOR
- ---------------------------------
        Richard D. Tabery

                                 EXHIBIT INDEX

               INDEX                                                          EXHIBITS
- ------------------------------------             -------------------------------------------------------------------
 3. Articles of Incorporation               3.1  Restated  Certificate of Incorporation;(1) Amendments thereto dated
   and By-Laws                                   November 3, 1987(2) and October 19, 1988.(2)

                                            3.2  By-Laws, as  amended.(2) Amendment  thereto  dated April  12,  1994
                                                 (filed herewith)

 4. Instruments defining the                4.1  Restated  Certificate of Incorporation  and Amendments (see Exhibit
   rights of security holders                    3.1).

                                            4.2  By-Laws, as amended (filed herewith).

                                            4.3  Credit Agreement  dated June  1, 1993  between the  Registrant  and
                                                 Continental Bank N.A. (now known as Bank of America, Illinois)(11), amendment  thereto  dated  May 16,  1994(12)  and  second amendment thereto dated May 19, 1995 (filed herewith).

                                            4.4  Rights Agreement between the Registrant and the First National Bank of Chicago;(1) Amendment thereto dated July 18, 1989.(2)

                                            4.5  Indenture  dated  October  15,  1989  between  the  Registrant  and
                                                 Continental Bank, N.A. (now known as Bank of America, Illinois), as
                                                 Trustee,   relating  to  debt   securities;(5)  First  Supplemental
                                                 Indenture thereto dated August 26, 1991.(6)

                                            4.6  Officer's certificates relating  to debt  securities dated  October
                                                 24, 1989(10) and October 12, 1993.(10)

                                            4.7  Credit  Agreement dated October 15, 1991 between the Registrant and
                                                 The First National Bank of Chicago, as Agent(7), amendment  thereto dated March 31, 1994(12) and second amendment thereto dated May 31,
                                                 1995 (filed herewith).

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

10. Material Contracts                     10.1  AAR CORP. Stock Benefit Plan.(11)

                                           10.2  Death  Benefit  Agreement  dated   August  24,  1984  between   the
                                                 Registrant  and Ira  A. Eichner;(8) Amendment  thereto dated August
                                                 12, 1988.(4)

                                           10.3  Further Restated and Amended  Employment Agreement dated August  1,
                                                 1985  between  the  Registrant  and  Ira  A.  Eichner;(3) Amendment
                                                 thereto dated August 12, 1988.(4)

                                           10.4  Trust Agreement dated  August 12, 1988  between the Registrant  and
                                                 Ira A. Eichner(4) and amendment thereto dated February 4, 1994.(12)

               INDEX                                                          EXHIBITS
- ------------------------------------             -------------------------------------------------------------------
                                           10.5  AAR CORP. Directors' Retirement Plan, dated April 14, 1992.(9)

                                           10.6  AAR CORP. Supplemental Key Employee Retirement Plan, dated July 13,
                                                 1994.(13)

                                           10.7  Employment  agreement dated June 1, 1994 between the Registrant and
                                                 David P. Storch. (filed herewith)

                                           10.8  Severance and Change in Control  agreement dated February 24,  1995 between the Registrant and Philip C. Slapke (filed herewith).

                                           10.9  Severance  and Change in Control  agreement dated February 24, 1995 between the Registrant and Howard A. Pulsifer (filed herewith).

                                          10.10  Severance and Change in Control  agreement dated February 24,  1995 between the Registrant and Timothy J. Romenesko (filed herewith).

21. Subsidiaries of                        21.1  Subsidiaries of AAR CORP. (filed herewith).
   the Registrant

23. Consents of experts                    23.1  Consent of KPMG Peat Marwick LLP (filed herewith).
   and counsel

27. Financial Data                         27.1  Financial  Data Schedule for the Registrants' fiscal year ended May
   Schedules                                     31, 1995.

- ------------------------
Notes:

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

 (5) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1989.

 (6) Incorporated   by  reference  to   Exhibits  to  Registrant's  Registration
     Statement on Form S-3 filed August 27, 1991.

 (7) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991.

 (8) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1985.

 (9) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

(10) Incorporated by reference to Exhibits to the Registrant's Current Reports on Form 8-K dated October 24, 1989 and October 12, 1993.

(11) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.

(12) Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(13) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.