Form 10-Q
period 1995-08-31
AAR CORP
filed 1995-10-10
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ______________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ________________


FOR QUARTERLY PERIOD ENDED AUGUST 31, 1995        Commission file number  1-6263
                          ----------------                              --------

                                    AAR CORP.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     36-2334820
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


1111 NICHOLAS BOULEVARD, ELK GROVE VILLAGE, ILLINOIS                  60007
--------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (708) 439-3939
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
                         Yes    X       No         .
                            ---------     ---------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of each on the issuer's classes of common stock, as of the latest practicable date.


 $1.00 par value, 15,959,200 shares outstanding as of AUGUST 31, 1995.
-------           ----------                          ---------------

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10Q
                                 August 31, 1995
                                Table of Contents

                                                                           Page
                                                                           ----

PART I -  FINANCIAL INFORMATION
     Item 1  Financial Statements
             Condensed Consolidated Balance Sheets                             3
             Condensed Consolidated Statements of Income                       4
             Condensed Consolidated Statements of Cash Flows                   5
             Notes to Condensed Consolidated Financial Statements            6-7
     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8-9


PART II - OTHER INFORMATION
     Item 6  Exhibits and Reports on Form 8-K
             Exhibits                                                         10
             Reports on Form 8-K                                              10

     Signature Page                                                           11

PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     As of August 31, 1995 and May 31, 1995
                                 (000s omitted)


                                                      August 31,       May 31,
                                                        1995            1995
                                                     -----------    ----------
                                                     (Unaudited)    (Derived from
                                                                    audited financial
ASSETS                                                              statements)
------
Current assets:
  Cash and cash equivalents                            $  28,557      $ 22,487
  Accounts receivable, less allowances
    of $2,680 and $2,400 at each date                     98,143       110,420
  Inventories (Note B)                                   147,451       151,827
  Equipment on or available for
    short-term lease                                      20,169        18,501
  Deferred tax assets, deposits and other                 16,951        18,397
                                                         -------       -------
    Total current assets                                 311,271       321,632
                                                         -------       -------

Property, plant and equipment, net                        56,279        56,596
                                                         -------       -------
Other assets:
  Investment in leveraged leases                          31,493        31,952
  Cost in excess of underlying net assets of
    acquired companies                                     6,025         6,101
  Retirement benefits, notes receivable and
    other                                                  6,294         9,533
                                                         -------       -------
                                                          43,812        47,586
                                                         -------       -------

                                                        $411,362      $425,814
                                                         -------       -------
                                                         -------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current maturities of long-term debt                  $  1,473     $   1,632
  Accounts payable                                        37,475        51,393
  Accrued liabilities                                     12,563        14,958
  Accrued taxes on income                                  4,486         4,138
  Accrued interest                                         3,487         1,019
                                                         -------       -------
    Total current liabilities                             59,484        73,140
                                                         -------       -------

Long-term debt, less current maturities                  119,392       119,766
Deferred tax liabilities                                  30,660        30,660
Retirement benefit obligation and
  deferred credits (Note D)                                3,883         5,129
                                                         -------       -------
                                                         153,935       155,555
                                                         -------       -------
Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    250 shares; none issued                                  -             -
  Common stock, $1.00 par value, authorized
    80,000 shares; issued 16,301 and 16,284
    shares at each date                                   16,301        16,284
  Capital surplus                                         82,336        82,132
  Retained earnings                                      103,620       102,309
  Treasury stock, 342 and 323 shares at each
    date, at cost                                         (4,026)       (3,733)
  Cumulative translation adjustments (Note D)                 72         1,497
  Minimum pension liability adjustment (Note D)             (360)       (1,370)
                                                         -------       -------
                                                         197,943       197,119
                                                         -------       -------
                                                        $411,362      $425,814
                                                         -------       -------
                                                         -------       -------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Income
               For the three months ended August 31, 1995 and 1994
                                   (Unaudited)
                      (000s omitted except per share data)



                                                      Three Months Ended
                                                          August 31,
                                                    ----------------------
                                                      1995          1994
                                                    --------      --------
Net sales                                           $109,593      $ 97,191
                                                     -------       -------
Costs and operating expenses:
  Cost of sales                                       89,096        80,377
  Selling, general and administrative                 13,606        11,563
                                                     -------       -------
                                                     102,702        91,940
                                                     -------       -------

Operating income                                       6,891         5,251

Interest expense                                      (2,664)       (2,597)
Interest income                                          364           171
                                                     -------       -------

Income before provision for income taxes               4,591         2,825

Provision for income taxes                             1,365           820
                                                     -------       -------

Net income                                          $  3,226      $  2,005
                                                     -------       -------
                                                     -------       -------

Net income per share of common stock (Note E)       $    .20      $    .13
                                                     -------       -------
                                                     -------       -------
Dividends paid and declared per share
  of common stock                                   $    .12      $    .12
                                                     -------       -------
                                                     -------       -------

Average shares outstanding                            15,956        15,907

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended August 31, 1995 and 1994
                                   (Unaudited)

                                 (000s omitted)



                                                                Three Months Ended
                                                                    August 31,
                                                               ---------------------
                                                                 1995         1994
                                                               --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  3,226     $  2,005
  Adjustments to reconcile net income to net cash
    provided from (used in) operating activities:
      Depreciation and amortization                               2,612        2,557

      Change in certain assets and liabilities:
        Accounts receivable, net                                 11,893         (472)
        Inventories, net                                          3,418      (10,695)
        Equipment on or available for
          short-term lease                                       (1,668)       3,982
        Deferred tax assets, deposits and other                    710       (3,255)
        Accounts payable                                        (13,736)      (3,012)
        Accrued liabilities and taxes on income                  (1,897)      (2,416)
        Accrued interest                                          2,468        2,436
                                                                -------      -------
  Net cash provided from (used in)
    operating activities                                          7,026       (8,870)
                                                                -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net                (2,151)      (1,812)
  Investment in leveraged leases                                    459           46
  Notes receivable and other                                      3,294          115
                                                                -------      -------

  Net cash provided from (used in) investing activities           1,602       (1,651)
                                                                -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in other borrowings, net                                  (533)       1,426
  Cash dividends                                                 (1,915)      (1,909)
  Purchase of treasury stock                                       (293)         -
  Proceeds from exercise of stock options and other                 221            7
                                                                -------      -------

  Net cash used in financing activities                          (2,520)        (476)
                                                                -------      -------

Effect of exchange rate changes on cash                             (38)         122
                                                                -------      -------

Increase (decrease) in cash and cash equivalents                  6,070      (10,875)

Cash and cash equivalents, beginning of period                   22,487       18,074
                                                                -------      -------
Cash and cash equivalents, end of period                       $ 28,557     $  7,199
                                                                -------      -------
                                                                -------      -------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 1995
                                 (000s omitted)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of AAR CORP. ("the Company")and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of May 31, 1995 has been derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 1995 and the condensed consolidated results of operations and cash flows for the three months ended August 31, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform to the August 31, 1995 presentation.

NOTE B - INVENTORY

The summary of inventories is as follows:


                                           August 31,          May 31,
                                              1995              1995
                                           ----------         --------
    Raw materials and parts                 $ 28,271          $ 29,316
    Work-in-process                           11,588            11,891
    Purchased aircraft, parts,
        engines and components
        held for sale or exchange            107,896           110,948
    Finished goods                             1,758             1,734
                                             -------           -------
                                             149,513           153,889
    Progress billings on long-term
        contracts and programs                (2,062)           (2,062)
                                             -------           -------

                                            $147,451          $151,827
                                             -------           -------
                                             -------           -------

                            AAR CORP.and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          August 31, 1995  (Continued)
                                 (000s omitted)


NOTE C - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:


                                            Three Months Ended
                                                August 31,
                                            ------------------
                                             1995        1994
                                            ------      ------
         Interest paid                      $  160      $  110
         Income taxes paid                   1,520       1,270
         Income tax refunds received           -           140


NOTE D - CUMULATIVE TRANSLATION AND MINIMUM PENSION LIABILITY ADJUSTMENTS

The Cumulative translation adjustments account decreased due to a net translation loss of $1,425 for the three-month period ended August 31, 1995. The loss resulted from a decrease in the value of the Company's net investment in foreign subsidiaries primarily resulting from an increase in the value of the U.S. dollar against most European currencies. The Company reduced the minimum pension liability by $1,246 during the three-month period ended August 31, 1995 reported within Retirement benefit obligation in the Condensed Consolidated Balance Sheets with a corresponding increase of $1,010 to Stockholders' equity in accordance with the method of accounting prescribed by SFAS No. 87, "Employers' Accounting for Pensions". The liability decreased as the result of the market-driven increase in the discount rate used by the Company to determine pension obligations and improved market values of the pension plan's assets.
The noncash adjustment did not affect the Company's results of operations.


NOTE E - EARNINGS PER SHARE

The per share data was calculated using the weighted average shares outstanding for the periods presented. Common stock equivalents consisting of employee stock options have not been included in the per share calculation as their dilutive effect is not material.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS

                       (000s omitted except percent data)


THREE-MONTH PERIOD ENDED AUGUST 31, 1995
(as compared with the same period of the prior year)

The following table sets forth net sales for the Company's classes of similar products and services within the Company's Aviation Services business segment:


                                           Three Months Ended
                                               August 31,
                                         ----------------------
                                           1995          1994
                                         --------      --------
     Net Sales:
          Trading                         $53,628       $47,671
          Overhaul                         31,655        24,121
          Manufacturing                    24,310        25,399
                                          -------        ------
                                         $109,593       $97,191
                                          -------        ------
                                          -------        ------

Consolidated net sales for the first quarter of the fiscal year ending May 31, 1996 (fiscal 1996) increased $12,402 or 12.8% over the same period in the prior year. Trading sales increased $5,957 or 12.5% over the prior year as a result of increased airframe and large component part sales. Overhaul sales increased $7,534 or 31.2% due to increased airframe and large airframe component overhaul services. These increased sales were partially offset by a decline in Manufacturing sales of $1,089 or 4.3% due to the Company's disposition of certain small manufactured product lines since the prior year.

Consolidated gross profit increased $3,683 or 21.9% over the prior year due to increased consolidated net sales and an increase in the consolidated gross profit margin to 18.7% compared to the prior years 17.3 % margin. Higher profit margins were experienced across most classes of products and services primarily due to favorable product mix and better pricing of products and services. Consolidated operating income increased $1,640 or 31.2% over the prior year as a result of the increased net sales and gross profit margin percentage partially offset by higher selling, general and administrative expenses from higher personnel costs and marketing support costs.

Consolidated net income increased $1,221 or 60.9% over the prior year due to the increased consolidated net sales, improved consolidated gross profit margin and increased interest income on investment of the Company's cash and cash equivalents.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION

                          (000s omitted except ratios)

AT AUGUST 31, 1995
(as compared with May 31, 1995)

In the three-month period ended August 31, 1995, the Company generated $7,026 of cash from operations through increased earnings and working capital management. The cash generated from operations was supplemented by payment of a note receivable obtained in the previous sale of a partial residual interest of an aircraft subject to a leveraged lease. The Company's cash and cash equivalent position increased $6,070 at the end of the three month period after making capital expenditures and paying dividends of $2,151, and $1,915 respectively.

The Company further strengthened its financial position during the first quarter of fiscal 1996 by increasing cash and cash equivalents, generating additional working capital of $3,295, eliminating short-term borrowings during the three month period and decreasing its long-term debt to capitalization ratio to 37.6%. The Company continues to maintain available sources of financing from $133,300 of unused available bank lines and a shelf registration on file with the Securities and Exchange Commission for $85,000 of medium or long-term debt securities, which it may issue at its discretion and subject to market conditions.

The Company believes that its cash and cash equivalents, available sources of financing and future income will continue to give the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, and pursue favorable business opportunities.

A summary of key financial conditions, ratios, and lines of credit follows:


       Description                  August 31, 1995     May 31, 1995
 -----------------------            ---------------     ------------
 Working capital                       $251,787           $248,492
 Current ratio                            5.2:1              4.4:1

 Bank Credit Lines:
   Borrowings outstanding              $   -              $   -
   Available but unused lines           133,300            133,750
                                        -------            -------
                                        133,300           $133,750
                                        -------            -------
                                        -------            -------
 Long-term debt less current
   maturities                          $119,392           $119,766

 Ratio of long-term debt to
   capitalization                         37.6%              37.8%


PART II - OTHER INFORMATION


                           AAR CORP. and Subsidiaries
                                 AUGUST 31, 1995

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

ITEM

 27. Financial 27.1   Financial Data Schedule for the Registrant's three-
     Data             month interim period ended August 31, 1995.
     Schedule

(b)  REPORTS ON FORM 8-K FOR QUARTER ENDED AUGUST 31, 1995:
     The Company filed no reports on Form 8-K during the three (3) months ended August 31, 1995.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  AAR CORP.
                                     -----------------------------------
                                     (Registrant)





Date:    October 9, 1995             /s/ Timothy J. Romenesko
      --------------------           -----------------------------------
                                     Timothy J. Romenesko
                                     Vice President, Chief Financial Officer
                                     and Treasurer.

                                     (Principal accounting officer and officer duly authorized to sign on behalf of registrant)