Form 10-Q
period 1995-11-30
AAR CORP
filed 1996-01-16
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ______________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ________________


For Quarterly Period Ended  NOVEMBER 30, 1995     Commission file number  1-6263

                                    AAR CORP.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                36-2334820
   (State or other jurisdiction of incorporation          (I.R.S. Employer
            or or organization)                           Identification No.)


1111 NICHOLAS BOULEVARD, ELK GROVE VILLAGE, ILLINOIS            60007
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (708)  439-3939

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.


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


   $1.00  par value,  15,954,995  shares outstanding as of  NOVEMBER 30, 1995.
                                                            ------------------

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10Q
                                November 30, 1995
                                Table of Contents


                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION
     Item 1. Financial Statements
             Condensed Consolidated Balance Sheets                             3
             Condensed Consolidated Statements of Income                       4
             Condensed Consolidated Statements of Cash Flows                   5
             Notes to Condensed Consolidated Financial Statements            6-7
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8-1



PART II - OTHER INFORMATION
     Item 1. Legal Proceedings                                                11
     Item 4. Submission of Matters to a Vote of Security Holders              11
     Item 6. Exhibits and Reports on Form 8-K
             Exhibits                                                         11
             Reports on Form 8-K                                              11

     Signature Page                                                           12

PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    As of November 30, 1995 and May 31, 1995
                                 (000s omitted)

                                                November 30,      May 31,
                                                   1995            1995
                                               ------------      --------
                                               (Unaudited)     (Derived from
                                                              audited financial
ASSETS                                                        statements)
------
Current assets:
  Cash and cash equivalents                       $ 22,960       $ 22,487
  Accounts receivable, less allowances
    of $3,000 and $2,400 at each date              107,488        110,420
  Inventories (Note B)                             152,543        151,827
  Equipment on or available for
    short-term lease                                21,402         18,501
  Deferred tax assets, deposits and other           18,391         18,397
                                                   -------        -------
    Total current assets                           322,784        321,632
                                                   -------        -------

Property, plant and equipment, net                  55,324         56,596
Other assets:
  Investment in leveraged leases                    31,278         31,952
  Cost in excess of underlying net assets of
    acquired companies                               5,961          6,101
  Retirement benefits, notes receivable and
    other                                            6,103          9,533
                                                   -------        -------
                                                    43,342         47,586
                                                   -------        -------
                                                  $421,450       $425,814
                                                   -------        -------
                                                   -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current maturities of long-term debt            $  1,489       $  1,632
  Accounts payable                                  47,189         51,393
  Accrued liabilities                               14,137         15,977
  Accrued taxes on income                            5,013          4,138
                                                   -------        -------
    Total current liabilities                       67,828         73,140
                                                   -------        -------

Long-term debt, less current maturities            119,013        119,766
Deferred tax liabilities                            30,660         30,660
Retirement benefit obligation and
  deferred credits (Note D)                          3,883          5,129
                                                   -------        -------
                                                   153,556        155,555
                                                   -------        -------

Stockholders' equity:
  Preferred stock, $1.00 par value,
    authorized 250 shares; none issued                   -              -
  Common stock, $1.00 par value,
    authorized 80,000 shares; issued
    16,313 and 16,284 shares at each date           16,313         16,284
  Capital surplus                                   82,544         82,132
  Retained earnings                                105,396        102,309
  Treasury stock, 358 and 323 shares at
    each date, at cost                              (4,320)        (3,733)
  Cumulative translation adjustments (Note D)          493          1,497
  Minimum pension liability adjustment (Note D)       (360)        (1,370)
                                                   -------        -------
                                                   200,066        197,119
                                                   -------        -------

                                                  $421,450       $425,814
                                                   -------        -------
                                                   -------        -------


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Income
          For the Three and Six Months Ended November 30, 1995 and 1994
                                   (Unaudited)
                      (000s omitted except per share data)

                                                   Three Months Ended           Six Months Ended
                                                      November 30,                November 30,
                                                   ------------------          ------------------
                                                    1995         1994          1995        1994
                                                   ------       ------        ------     -------
Net sales                                         $121,261     $99,384       $230,854    $196,575
                                                   -------     -------        -------     -------
Costs and operating expenses:
  Cost of sales                                     99,298      81,387        188,395     161,765
  Selling, general and administrative               14,292      12,615         27,897      24,177
                                                   -------     -------        -------     -------
                                                   113,590      94,002        216,292     185,942
                                                   -------     -------        -------     -------

Operating income                                     7,671       5,382         14,562      10,633

Interest expense                                    (2,621)     (2,681)        (5,285)     (5,278)
Interest income                                        221         246            585         417
                                                   -------     -------        -------     -------

Income before provision for income taxes             5,271       2,947          9,862       5,772

Provision for income taxes                           1,580         880          2,945       1,700
                                                   -------     -------        -------     -------

Net income                                        $  3,691     $ 2,067       $  6,917    $  4,072
                                                   -------     -------        -------     -------
                                                   -------     -------        -------     -------
Net income per share of common stock (Note E):    $    .23     $   .13       $    .43    $    .26

Dividends paid and declared per share
  of common stock                                 $    .12     $   .12       $    .24    $    .24

Average shares outstanding                          15,957      15,913         15,957      15,910


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended November 30, 1995 and 1994
                                   (Unaudited)

                                 (000s omitted)



                                                          Six Months Ended
                                                             November 30,
                                                         ------------------
                                                           1995       1994
                                                         --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  6,917   $  4,072
  Adjustments to reconcile net income to net cash
    provided from (used in) operating activities:
      Depreciation and amortization                         5,067      4,980

      Change in certain assets and liabilities:
         Accounts receivable, net                           2,433     (1,085)
         Inventories, net                                  (1,509)   (20,620)
         Equipment on or available for
           short-term lease                                (2,901)     3,628
         Deferred tax assets, deposits and other             (787)      (665)
         Accounts payable                                  (4,137)    (5,072)
         Accrued liabilities and taxes on income             (631)       636
         Retirement benefit obligations, deferred
           tax liabilities and deferred credits                 -       (560)
                                                         --------   --------
  Net cash provided from (used in)
    operating activities                                    4,452    (14,686)
                                                         --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net          (3,241)    (3,890)
  Investment in leveraged leases                              674        295
  Notes receivable and other                                3,232       (303)
                                                         --------   --------
  Net cash provided from (used in) investing
    activities                                                665     (3,898)
                                                         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in other borrowings, net                            (896)     5,808
  Cash dividends                                           (3,830)    (3,819)
  Purchase of treasury stock                                 (587)       (87)
  Proceeds from exercise of stock options and other           441         89
                                                         --------   --------
  Net cash provided from (used in) financing
    activities                                             (4,872)     1,991
                                                         --------   --------

Effect of exchange rate changes on cash                       228        166
                                                         --------   --------
Increase (decrease) in cash and cash equivalents              473    (16,427)

Cash and cash equivalents, beginning of period             22,487     18,074
                                                         --------   --------
Cash and cash equivalents, end of period                 $ 22,960   $  1,647
                                                         --------   --------
                                                         --------   --------


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995
                                 (000s omitted)

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

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 1995 and the condensed consolidated results of operations and cash flows for the three and six months ended November 30, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform to the November 30, 1995 presentation.

NOTE B - INVENTORY


The summary of inventories is as follows:

                                         November 30,      May 31,
                                             1995           1995
                                         ------------    ---------
     Raw materials and parts              $ 34,232       $ 29,316
     Work-in-process                        11,940         11,891
     Purchased aircraft, parts,
         engines and components
         held for sale or exchange         104,758        110,948
     Finished goods                          1,613          1,734
                                           -------        -------
                                           152,543        153,889
     Progress billings on long-term
         contracts and programs                  -         (2,062)
                                           -------        -------
                                          $152,543       $151,827
                                           -------        -------
                                           -------        -------

                            AAR CORP.and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995  (Continued)
                                 (000s omitted)


NOTE C - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                   Six Months Ended
                                                     November 30,
                                                  -----------------
                                                   1995       1994
                                                  ------     ------
               Interest paid                      $5,200    $ 5,320
               Income taxes paid                   2,600      2,130
               Income tax refunds received            70        340

NOTE D - CUMULATIVE TRANSLATION ADJUSTMENTS

The Cumulative translation adjustments account decreased due to a net translation loss of $1,004 for the six-month period ended November 30, 1995. The loss resulted from a decrease in the value of the Company's net investment in foreign subsidiaries primarily resulting from an increase in the value of the U.S. dollar against most European currencies. The noncash adjustment did not affect the Company's results of operations.

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

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS

                       (000s omitted except percent data)

THREE AND SIX MONTH PERIOD ENDED NOVEMBER 30, 1995
(as compared with the same period of the prior year)

The following table sets forth net sales for the Company's classes of similar products and services within the Company's Aviation Services business segment:

                                  Three Months Ended         Six Months Ended
                                      November 30               November 30,
                                --------------------      -------------------
                                   1995        1994          1995        1994
                                --------     --------     --------    -------
Net Sales:
           Trading              $ 56,735     $ 46,755     $110,365    $ 94,426
           Overhaul               35,324       26,437       66,978      50,558
           Manufacturing          29,202       26,192       53,511      51,591
                                 -------      -------      -------     -------
                                $121,261     $ 99,384     $230,854    $196,575
                                 -------      -------      -------     -------
                                 -------      -------      -------     -------

THREE MONTH PERIOD ENDED NOVEMER 30, 1995
(as compared with the same period of the prior year)

Consolidated net sales for the second quarter of the Company's Fiscal year ending May 31, 1996 (fiscal 1996) increased $21,877 or 22% over the same period in the prior year. Net sales increases were experienced across all core products and services. Consolidated net sales continued to improve as airline customers continued to experience increased traffic demands, aircraft utilization and the need to convert aircraft for alternative uses. Net Sales of certain operations continue to benefit from airline customers continuing to outsource certain support activities, the continued government outsourcing of certain activities previously performed within the military and increased demand for manufactured products to support rapid deployment requirements.

Consolidated gross profit increased $3,966 or 22% over the prior year on increased consolidated net sales and a stable consolidated gross profit margin of 18.1%. Consolidated operating profit increased over the prior year by $2,289 or 42.5% on increased consolidated net sales and a stable gross profit margin partially offset by certain increases in selling, general and administrative expenses. While selling, general and administrative expenses were lower as a percentage of consolidated net sales, total expenditures increased due to higher personnel costs and increased marketing support programs. The prior year included recognition of a $250 after tax curtailment gain on the termination of certain postretirement health care benefits.

Consolidated net income increased $1,624 or 78.6% during the current year due to the factors described above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS

                          (000s omitted except ratios)

SIX MONTH PERIOD ENDED NOVEMBER 30, 1995
(as compared with the same period of the prior year)

Consolidated net sales for the first half of fiscal 1996 increased $34,279 or 17.4% over the prior year. Consolidated net sales increases were experienced on all core products and services partially offset by a small decline in certain small manufactured product lines disposed of since the prior year period. Consolidated net sales improvements resulted from the Company's ability to capture increased business opportunities in a resurging aerospace/aviation marketplace more fully described above in the results of operations for the three month period ended November 30, 1995.

Consolidated gross profit increased $7,649 or 22% over the prior year due to increased consolidated net sales and an increase in the consolidated gross profit margin. The gross profit margin increased from 17.7% in the prior year to an 18.4% margin primarily due to favorable product mix and improved pricing of certain products and services. Consolidated operating profit increased $3,929 or 37% over the prior year due to increased consolidated net sales and a higher gross profit margin partially offset by increased selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales, however, total expenses increased as a result of higher personnel costs and increased marketing support costs. The prior year included recognition of a $250 after tax curtailment gain on the termination of certain postretirement health care benefits.

Consolidated net income increased $2,845 or 69.9% during the current year as a result of the factors described above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION

                          (000s omitted except ratios)

AT NOVEMBER 30, 1995
(as compared with May 31, 1995)

In the six month period ended November 30, 1995, the Company generated $4,452 of cash from operations through increased earnings and working capital management. The cash generated from operations was supplemented by payment on a note receivable obtained in the previous sale of a partial residual interest of an aircraft subject to a leveraged lease. The Company's cash and cash equivalents increased $473 during this six month period after making capital expenditures and paying dividends of $3,241 and $3,830, respectively.

The Company further strengthened its financial position during this six month period by generating additional working capital of $6,464, eliminating short-term borrowing during this six month period and reducing its long-term debt to capitalization ratio to 37.3%. The Company's working capital increased $13,865 from the period ended November 30, 1994, primarily due to cash generated from lower inventory and inventory deposits partially offset by increased accounts receivable. The Company continues to maintain its available external sources of financing from $133,450 of unused available bank lines and a shelf registration on file with the Security and Exchange Commission for $85,000 of medium or long-term debt securities, which it may issue at its discretion, subject to market conditions.

The Company believes that its cash and cash equivalents, available sources of financing and future income will continue to give the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, pay dividends, and pursue favorable business opportunities.

A summary of key financial conditions, ratios, and lines of credit follows:

      Description                  November 30, 1995       May 31, 1995
-----------------------            -----------------       ------------
Working capital                         $254,956            $248,492
Current ratio                              4.8:1               4.4:1

Bank Credit Lines:
  Borrowings outstanding                $   -               $   -
  Available but unused lines             133,450             133,750
                                         -------             -------
                                        $133,450            $133,750
                                         -------             -------
                                         -------             -------
Long-term debt less current
  maturities                            $119,013            $119,766

Ratio of long-term debt to
  capitalization                            37.3%              37.8%

PART II - OTHER INFORMATION


                           AAR CORP. and Subsidiaries
                               November 30, 1995

Item 1.   LEGAL PROCEEDINGS
          In October, 1995 a subsidiary of the Company received notice of a proposed civil penalty by the United States Environmental Protection Agency in the amount of $600,000 for alleged violations of the Clean Air Act relating to exceeding volatile organic compound emission rates under a permit issued by the Michigan Department of Natural Resources. The Company is presently negotiating a resolution of the matter with representatives of the Agency. The Company believes that resolution of the matter will not have a material adverse effect on the Company's financial statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          At the Annual Meeting of Shareholders of the Company held on October 11, 1995, Edgar J. Jannota, Lee B. Stern and Richard D. Tabery were elected as directors of the Company to serve until the 1998 Annual Meeting of Shareholders.

          There were no abstentions and no broker non-votes for any of the nominees for director. The number of votes cast for, or withheld, for each nominee for director were as follows:

                                      For         Withheld
                                   ----------     --------

               Edgar D. Jannota    14,709,262        -
               Lee B. Stern        14,708,123        -
               Richard D. Tabery   14,717,677        -


          No other matters were presented to the Company's shareholders for action at the Annual Meeting of Shareholders.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

ITEM

 27.  Financial 27.1     Financial Data Schedule for the Registrant's six-
      Data               month interim period ended November 30, 1995.
      Schedule

(b)  REPORTS ON FORM 8-K FOR QUARTER ENDED NOVEMBER 30, 1995:
     The Company filed no reports on Form 8-K during the three (3) months ended November 30, 1995.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AAR CORP.
                                   -------------------------------------
                                   (Registrant)








Date:   January 12, 1996                      /S/
      --------------------         ---------------------------------------
                                   Timothy J. Romenesko
                                   Vice President, Chief Financial Officer
                                   and Treasurer.

                                   (Principal accounting officer and officer duly authorized to sign on behalf of registrant)