Form 10-Q
period 1996-02-29
AAR CORP
filed 1996-04-10
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended FEBRUARY 29, 1996 Commission file number 1-6263
                               -----------------                       --------

                                    AAR CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          36-2334820
- --------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


1111 NICHOLAS BOULEVARD, ELK GROVE VILLAGE, ILLINOIS                 60007
- -------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (847)  439-3939
                                                   ----------------------------


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

                           Yes    X       No         .
                              --------        -------


Indicate the number of shares outstanding of each on the issuer's classes of common stock, as of the latest practicable date.


 $1.00  par value,  16,025,024   shares outstanding as of  FEBRUARY 29, 1996  .
- -------            ------------                           --------------------

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10-Q
                                February 29, 1996
                                Table of Contents


                                                                         Page

PART I -  FINANCIAL INFORMATION
     Item 1. Financial Statements
             Condensed Consolidated Balance Sheets                        3
             Condensed Consolidated Statements of Income                  4
             Condensed Consolidated Statements of Cash Flows              5
             Notes to Condensed Consolidated Financial Statements       6-7
     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8-10


PART II - OTHER INFORMATION
     Item 1. Legal Proceedings                                           11
     Item 6. Exhibits and Reports on Form 8-K
             Exhibits                                                    11
             Reports on Form 8-K                                         11

     Signature Page                                                      12

PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     As of February 29,1996 and May 31, 1995
                                 (000s omitted)


                                                                  February 29,         May 31,
                                                                     1996               1995
                                                                  -----------     -----------------
                                                                  (Unaudited)       (Derived from
                                                                                  audited financial
                                                                                      statements)
ASSETS
- ------
Current assets:
  Cash and cash equivalents                                        $ 27,730            $ 22,487
  Accounts receivable, less allowances
    of $2,900 and $2,400 at each date                               114,793             110,420
  Inventories (Note B)                                              146,644             151,827
  Equipment on or available for short-term lease                     18,236              18,501
  Deferred tax assets, deposits and other                            22,449              18,397
                                                                   --------            --------
    Total current assets                                            329,852             321,632
                                                                   --------            --------

Property, plant and equipment, net                                   54,909              56,596
                                                                   --------            --------

Other assets:
  Investment in leveraged leases                                     30,961              31,952
  Cost in excess of underlying net assets of
    acquired companies                                                5,897               6,101
  Retirement benefits, notes receivable and other                     7,652               9,533
                                                                   --------            --------
                                                                     44,510              47,586
                                                                   --------            --------

                                                                   $429,271            $425,814
                                                                   --------            --------
                                                                   --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Current maturities of long-term debt                             $  1,505            $  1,632
  Accounts payable                                                   50,914              51,393
  Accrued liabilities                                                15,773              15,977
  Accrued taxes on income                                             5,105               4,138
                                                                   --------            --------
    Total current liabilities                                        73,297              73,140
                                                                   --------            --------

Long-term debt, less current maturities                             118,631             119,766
Deferred tax liabilities                                             30,493              30,660
Retirement benefit obligation and deferred credits                    3,883               5,129
                                                                   --------            --------
                                                                    153,007             155,555
                                                                   --------            --------

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    250 shares; none issued                                               -                   -
  Common stock, $1.00 par value, authorized 80,000
    shares; issued 16,394 and 16,284 shares at each date             16,394              16,284
  Capital surplus                                                    83,849              82,132
  Retained earnings                                                 107,562             102,309
  Treasury stock, 369 and 323 shares at each date, at cost           (4,532)             (3,733)
  Cumulative translation adjustments (Note D)                            54               1,497
  Minimum pension liability adjustment                                 (360)             (1,370)
                                                                   --------            --------
                                                                    202,967             197,119
                                                                   --------            --------

                                                                   $429,271            $425,814
                                                                   --------            --------
                                                                   --------            --------


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Income
        For the Three and Nine Months Ended February 29/28, 1996 and 1995
                                   (Unaudited)
                      (000s omitted except per share data)

                                                      Three Months Ended             Nine Months Ended
                                                        February 29/28,                February 29/28,
                                                    ----------------------        -----------------------
                                                      1996           1995           1996           1995
                                                    --------       --------       --------       --------
Net sales                                           $136,065       $125,232       $366,919       $321,807
                                                    --------       --------       --------       --------

Costs and operating expenses:
  Cost of sales                                      113,602        104,795        301,997        266,562
  Selling, general and administrative                 14,154         13,606         42,051         37,782
                                                    --------       --------       --------       --------
                                                     127,756        118,401        344,048        304,344
                                                    --------       --------       --------       --------
Operating income                                       8,309          6,831         22,871         17,463

Interest expense                                      (2,693)        (2,933)        (7,978)        (8,211)
Interest income                                          183            218            768            636
                                                    --------       --------       --------       --------

Income before provision for income taxes               5,799          4,116         15,661          9,888

Provision for income taxes                             1,710          1,240          4,655          2,940
                                                    --------       --------       --------       --------

Net income                                          $  4,089       $  2,876       $ 11,006      $   6,948
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
Net income per share of common stock (Note E):          $.26           $.18           $.69           $.44

Dividends paid and declared per share
  of common stock                                       $.12           $.12           $.36           $.36

Average shares outstanding                            15,999         15,949         15,971         15,923



           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended February 29/28, 1996 and 1995
                                  (Unaudited)
                                 (000s omitted)


                                                                      Nine Months Ended
                                                                       February 29/28,
                                                                 -------------------------
                                                                    1996           1995
                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   11,006     $    6,948
  Adjustments to reconcile net income to net cash
    provided from (used in) operating activities:
      Depreciation and amortization                                   7,493          7,539

      Change in certain assets and liabilities:
        Accounts receivable, net                                     (4,791)       (18,667)
        Inventories, net                                              4,180         (8,400)
        Equipment on or available for short-term lease                  265          1,242
        Deferred tax assets, deposits and other                      (4,838)         4,657
        Accounts payable                                               (336)         1,520
        Accrued liabilities and taxes on income                      (1,688)            83
        Accrued interest                                              2,454          2,474
        Retirement benefit obligations, deferred
          tax liabilities and deferred credits                            -           (610)
                                                                 ----------     ----------
  Net cash provided from (used in) operating activities              13,745         (3,214)
                                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net                    (5,050)        (5,480)
  Investment in leveraged leases                                        991            544
  Notes receivable and other                                          1,466         (1,062)
                                                                 ----------     ----------

  Net cash used in investing activities                              (2,593)        (5,998)
                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Gross proceeds from issuance of long-term notes payable                 -          6,186
  Change in other borrowings, net                                    (1,262)          (730)
  Cash dividends                                                     (5,753)        (5,735)
  Purchase of treasury stock                                           (799)          (116)
  Proceeds from exercise of stock options and other                   1,827            902
                                                                 ----------     ----------

  Net cash provided from (used in) financing activities              (5,987)           507
                                                                 ----------     ----------

Effect of exchange rate changes on cash                                  78            142
                                                                 ----------     ----------

Increase (decrease) in cash and cash equivalents                      5,243         (8,563)

Cash and cash equivalents, beginning of period                       22,487         18,074
                                                                 ----------     ----------

Cash and cash equivalents, end of period                         $   27,730     $    9,511
                                                                 ----------     ----------
                                                                 ----------     ----------


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                February 29, 1996
                                 (000s omitted)

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

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 29, 1996 and the condensed consolidated results of operations and cash flows for the three and nine months ended February 29/28, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform to the February 29, 1996 presentation.

NOTE B - INVENTORY

The summary of inventories is as follows:


                                                       February 29,    May 31,
                                                           1996         1995
                                                        ---------    ---------
       Raw materials and parts                          $  30,718    $  29,316
       Work-in-process                                     12,419       11,891
       Purchased aircraft, parts, engines and
       components held for sale or exchange               101,852      110,948
       Finished goods                                       1,655        1,734
                                                        ---------    ---------
                                                          146,644      153,889
       Progress billings on long-term
       contracts and programs                                   -       (2,062)
                                                        ---------    ---------
                                                         $146,644     $151,827
                                                        ---------    ---------
                                                        ---------    ---------

                            AAR CORP.and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                         February 29, 1996  (Continued)
                                 (000s omitted)



NOTE C - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                           Nine Months Ended
                                                            February 29/28,
                                                        ----------------------
                                                           1996         1995
                                                        ---------    ---------
       Interest paid                                       $5,330       $5,590
       Income taxes paid                                    3,830        2,760
       Income tax refunds received                             80          340


NOTE D - CUMULATIVE TRANSLATION ADJUSTMENTS

The Cumulative translation adjustments account decreased due to a net translation loss of $1,443 for the nine-month period ended February 29, 1996. The loss resulted from a decrease in the value of the Company's net investment in foreign subsidiaries primarily resulting from an increase in the value of the U.S. dollar against most European currencies. The noncash adjustment did not affect the Company's results of operations.


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

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS

                       (000s omitted except percent data)

THREE AND NINE-MONTH PERIODS ENDED FEBRUARY 29, 1996
(as compared with the same period of the prior year)

The following table sets forth net sales for the Company's classes of similar products and services within the Company's Aviation Services business segment:


                                     Three Months Ended                Nine Months Ended
                                      February 29/28,                   February 29/28,
                                ----------------------------       -----------------------
                                  1996                1995           1996           1995
                                --------            --------       --------       --------
Net Sales:
     Trading                    $ 72,694            $ 71,635       $183,057       $166,061
     Overhaul                     33,136              27,314        100,115         77,872
     Manufacturing                30,235              26,283         83,747         77,874
                                --------            --------       --------       --------
                                $136,065            $125,232       $366,919       $321,807
                                --------            --------       --------       --------
                                --------            --------       --------       --------

THREE-MONTH PERIOD ENDED FEBRUARY 29, 1996
(as compared with the same period of the prior year)

Consolidated net sales for the third quarter of the Company's Fiscal Year ending May 31, 1996 ("fiscal 1996") increased $10,833 or 8.7% over the same period in the prior year. Net sales increases occurred across all three classes of similar products and services. Strong sales were experienced in airframe and related component overhaul, airframe parts and components, and manufactured products supporting rapid deployment requirements.

Consolidated gross profit increased $2,026 or 9.9% over the prior year on increased consolidated net sales and on an improved consolidated gross profit margin of 16.5%.versus the prior years margin of 16.3%. The consolidated gross profit margin increase was due primarily to increased margins experienced on trading sales. Consolidated operating profit increased $1,478 or 21.6% over the prior year on the increased consolidated net sales and gross profit margin partially offset by certain increases in selling, general and administrative expenses. While total selling, general and administrative expenses decreased as a percent of sales, total expenditures increased over the prior year as a result of increased personnel costs and costs of enhancing information technology systems.

Consolidated net income increased $1,213 or 42.2% over the prior year due primarily to increased consolidated net sales and gross profit margin. Net income also increased by a reduction in interest expense resulting from no short-term borrowings in the current period.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS

                       (000s omitted except percent data)

NINE-MONTH PERIOD ENDED FEBRUARY 29, 1996
(as compared with the same period in the prior year)

Consolidated net sales for the first nine months of fiscal 1996 increased $45,112 or 14% over the same period in the prior year. Net sales increases occurred across all three classes of products and services with significant increases experienced in the airframe and large component part sales, airframe and large airframe component overhaul services, and sales of manufactured products to support rapid deployment requirements and aircraft cargo systems.

Consolidated gross profit increased $9,677 or 17.5% over the prior year due to increased consolidated net sales and an increase in the consolidated gross profit margin to 17.7% compared with the prior years 17.2% margin. Higher profit margins were experienced across most classes of products and services due primarily to favorable product mix and improved pricing of products and services. Consolidated operating income increased $5,408 or 31% over the prior year as a result of higher consolidated net sales and an improved consolidated gross profit margin partially offset by higher selling, general and administrative costs. While total selling, general and administrative expenses decreased as a percentage of net sales, total expenditures increased due to higher personnel costs, increased marketing support programs and costs to enhance information technology systems.

Consolidated net income increased $4,058 or 58.4% over the previous year primarily due to increased consolidated net sales and on improved consolidated gross profit margin. Net income also increased by a reduction in interest expense resulting from no short-term borrowings in the current year.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION

                  (000s omitted except percent data and ratios)

AT FEBRUARY 29, 1996
(as compared with May 31, 1995)

In the nine-month period ended February 29, 1996, the Company generated $13,745 of cash from operations through increased earnings and working capital management. The cash generated from operations was supplemented by payment on a note receivable obtained in the previous sale of a partial residual interest of an aircraft subject to a leveraged lease. The Company's cash and cash equivalents increased $5,243 during this nine-month period after taking into consideration the payments for capital expenditures and dividends of $5,050 and $5,753, respectively.

The Company further strengthened its financial position during this nine month period by generating additional working capital of $8,063, eliminating short-term borrowing during this nine month period and reducing its long-term debt to capitalization ratio to 36.9%. The Company continues to maintain its available external sources of financing from $133,317 of unused available bank lines and a shelf registration on file with the Security and Exchange Commission for $85,000 of medium or long-term debt securities, which it may issue at its discretion, subject to market conditions.

The Company believes that its cash and cash equivalents, available sources of financing and future income will continue to provide the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, pay dividends, and pursue favorable business opportunities.

A summary of key financial conditions, ratios, and lines of credit follows:


      Description                     February 29, 1996        May 31, 1995
      ------------                    -----------------        ------------
     Working capital                       $256,555              $248,492
     Current ratio                            4.5:1                 4.4:1

     Bank Credit Lines:
       Borrowings outstanding              $      -              $      -
       Available but unused lines           133,317               133,750
                                           --------              --------
                                           $133,317              $133,750
                                           --------              --------
                                           --------              --------

     Long-term debt less current
       maturities                          $118,631              $119,766

     Ratio of long-term debt to
       capitalization                          36.9%                 37.8%


PART II - OTHER INFORMATION


                           AAR CORP. and Subsidiaries
                                February 29, 1996


Item 1.   LEGAL PROCEEDINGS
          A subsidiary of the Company has negotiated a settlement in principle resolving an enforcement action brought on behalf of the United States Environmental Protection Agency ("EPA") in the U.S. District Court for the Western District of Michigan in January, 1996, alleging violations of the Clean Air Act relating to exceeding volatile organic compound emission rates under a permit issued to the subsidiary by the Michigan Department of Natural Resources. The EPA had previously issued a Notice of Proposed Civil Penalty for the alleged violations in the amount of $600,000. The settlement provides for dismissal of the alleged violations without admission of wrong doing and for the payment of approximately $200,000 by the subsidiary.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

ITEM

 27. Financial      27.1 Financial Data Schedule for the Registrant's nine-month
      Data               interim period ended February 29, 1996.
      Schedule

(b)  REPORTS ON FORM 8-K FOR QUARTER ENDED FEBRUARY 29, 1996:
     The Company filed no reports on Form 8-K during the three (3) months ended February 29, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             AAR CORP.
                                   -----------------------------------
                                   (Registrant)





Date:   April 9, 1996
      -----------------            -----------------------------------
                                   Timothy J. Romenesko
                                   Vice President, Chief Financial Officer
                                   and Treasurer.

                                   (Principal accounting officer and officer duly authorized to sign on behalf of registrant)