Form 10-K405
period 1996-05-31
AAR CORP
filed 1996-08-20
CIK 1750

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 1996             COMMISSION FILE NUMBER 1-6263
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At July 31, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $284,855,000. The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

    On July 31, 1996, there were 15,953,817 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders, to be held October 9, 1996, is incorporated by reference in
Part III to the extent described therein.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I

     Item  1.  Business.....................................................................................     2

     Item  2.  Properties...................................................................................     4

     Item  3.  Legal Proceedings............................................................................     4

     Item  4.  Submission of Matters to a Vote of Security Holders..........................................     5

               Executive Officers of the Registrant.........................................................     5

PART II

     Item  5.  Market for the Registrant's Common Equity and Related Stockholder
                 Matters....................................................................................     6

     Item  6.  Selected Financial Data......................................................................     7

     Item  7.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations......................................................................     8

     Item  8.  Financial Statements and Supplementary Data..................................................    12

     Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    33

PART III

     Item 10.  Directors and Executive Officers of the Registrant...........................................    34

     Item 11.  Executive Compensation.......................................................................    34

     Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................    34

     Item 13.  Certain Relationships and Related Transactions...............................................    34

PART IV

     Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K......................................    35

SIGNATURES..................................................................................................    36

                                     PART I

ITEM 1.  BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGE AND EMPLOYEE DATA)

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

    The Company furnishes aviation services directly through its own employees. Domestic and foreign airlines, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies are the principal customers for the Company's aviation trading activities. Principal customers of the Company's aviation overhaul activities are commercial airlines, aircraft leasing companies, business aircraft operators, military overhaul depots, military contractors and original equipment manufacturers. Sales of aviation services to commercial airlines are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (E.G., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft.

    The Company is a leading independent supplier of aviation services to the highly competitive worldwide aviation aftermarket. Competition is based on quality, ability to provide a broad range of products and services, speed of delivery and price. During the past three years, there has been an increase in demand for aviation aftermarket products and services. Previously, global commercial aviation had experienced significant financial losses from reduced traffic demands and increased costs. Airlines curtailed purchases and reduced or, in some cases, ceased operations, leading to a decline in demand for aviation aftermarket products and services during the early 1990s. This decline in demand was exacerbated by the availability of parts from grounded aircraft, excess airline inventories and material from airlines that ceased operations.

    Demand improved during this three-year period as many airlines worldwide experienced increased revenue passenger and freight miles, increased aircraft fleet utilization, improved financial stability and, in some cases, infusions of new capital or financial restructurings. During this period of improvement, start-up airlines emerged in niche markets, recorded operating earnings and, in some instances, expanded operations. The improvement in the operating results of many airlines worldwide stem from increased traffic demands, internal cost controls and from outsourcing certain support activities to third-party providers to achieve greater operational efficiencies. Additionally, the supply of surplus aircraft and parts inventories that increased during the industry downturn in the early 1990s has been absorbed at a faster rate due to the increased utilization by air carriers worldwide of aircraft fleets and conversion of aircraft from passenger to the more rapidly growing cargo and small package delivery market.

    Aerospace and defense manufacturers also experienced lower demand during the beginning of this three-year period as orders for new aircraft were reduced or canceled. While manufacturers' orderbooks have not yet achieved the level of new aircraft orders experienced in the late 1980s, increased orders for new aircraft have been received from a growing number of aircraft leasing companies and airlines worldwide. Certain manufacturers have responded to these increases by announcing expanded production of aircraft. Also during the beginning of this period, government budget cuts resulted in a downsizing and restructuring of the United States military. While this adversely affected the aerospace/aviation industry, the military continued to require products to support ongoing rapid deployment requirements and services previously performed within the military to meet their strategic objectives.

    The Company competes with independent aviation aftermarket distributors and support facilities, as well as airlines and aerospace/aviation original equipment manufacturers. In certain of its leasing and commercial jet aircraft trading activities, the Company faces competition from financial institutions, syndicators, commercial and specialized leasing companies and other entities that provide financing. The Company believes it has maintained a satisfactory competitive position and a strong financial base.

    In addition to its aviation-related activities, the Company manufactures highly engineered proprietary products, including industrial floor cleaning machines and nuclear shielding material. The Company sells these products directly and through independent distributors to a wide variety of commercial customers and domestic and foreign governments. The markets for these products are highly competitive, based on price, quality and availability.

    At May  31, 1996,  backlog believed  to be  firm was  approximately  $86,061 compared to $79,407 at May 31, 1995. An additional $55,463 of unfunded government options on awarded contracts also existed at May 31, 1996. Of the 1996 year-end backlog that is firm, $17,339 is attributable to contracts for products with the U.S. Government. It is expected that approximately $82,833 of the backlog will be shipped in fiscal 1997.

    Sales to the United States Government, its agencies and its contractors were approximately $92,362 (18.3% of total net sales), $82,708 (18.3% of total net sales) and $77,500 (19.0% of total net sales) in fiscal years 1996, 1995 and 1994, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of the Company's government contracts are for aviation products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high-technology military requirements, these products and services are less likely to be affected by reductions in defense spending. The Company's contracts with the United States Government and its agencies are typically firm agreements to provide aviation products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government agency. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

    At May 31, 1996, the Company employed approximately 2,140 persons worldwide.

    For information concerning the Company's Business Segment activities, including classes of similar products and services, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." For information concerning export sales, see "Business Segment Information" in Note 9 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    Aviation trading activities are conducted from three buildings in Elk Grove Village, Illinois, two owned by the Company and the third is leased. In addition to warehouse space, which is mechanized for efficient access to the diverse inventory, these facilities include executive offices, sales offices and a service center. Warehouse facilities are leased in Cerritos, California and Hawthorne, New York for the purpose of aviation hardware distribution and in Hamburg and Hannover, Germany and Nantgarw, Wales for the purpose of aviation parts distribution.

    Aviation overhaul facilities are located in The Netherlands near Schiphol International Airport (in a building owned by the Company); Garden City, New York (in a building owned by the Company); Frankfort, New York (subject to an industrial revenue bond lease to the Company until 2001, at which time the Company expects to purchase the facility for a nominal consideration); Windsor, Connecticut (in a building owned by the Company); Miami, Florida (in leased facilities near the airport); Singapore (in leased facilities near the airport); London, England (in leased facilities) and Oklahoma City, Oklahoma (in facilities leased from airport authorities). The Company's experience indicates that lease renewal is available on reasonable terms consistent with its business needs.

    The Company's principal manufacturing activities are conducted at owned facilities in Port Jervis, New York, and Cadillac and Livonia, Michigan and a plant located in Aberdeen, North Carolina (subject to an expired industrial revenue bond lease to the Company which provided for the Company to purchase the facility for a nominal consideration).

ITEM 3.  LEGAL PROCEEDINGS

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

    Except as otherwise set forth in this Item 3 the Company is not a party to any pending material, governmental or environmental legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL INFORMATION:

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning each executive officer of the Company is set forth below:

NAME                                           AGE   PRESENT POSITION WITH THE COMPANY
- ---------------------------------------------  ---   ------------------------------------------------------------
Ira A. Eichner...............................  65    Chairman of the Board and Chief Executive Officer; Director
David P. Storch..............................  43    President and Chief Operating Officer; Director
Philip C. Slapke.............................  43    Vice President-Engine Group
Howard A. Pulsifer...........................  53    Vice President; General Counsel; Secretary
Timothy J. Romenesko.........................  39    Vice President; Chief Financial Officer; Treasurer

    The term of each of the current executive officers of the Company expires on October 9, 1996, the date of the Annual Meeting of the Board of Directors, which will be held immediately after the 1996 Annual Meeting of Stockholders.

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

    Mr. Romenesko was elected Vice President in January, 1994 and Chief Financial Officer and Treasurer in December, 1994. He had served as Controller of the Company from 1991 to 1995 and has been with the Company in various positions since 1981.

    On July 9, 1996, the Board of Directors selected Mr. Storch to succeed Mr. Eichner as Chief Executive Officer of the Company; the selection becomes effective at the Company's Annual Meeting of Stockholders October 9, 1996. Mr. Eichner will remain Chairman of the Board.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS (IN THOUSANDS, EXCEPT PER SHARE, PERCENTAGE DATA AND NUMBER OF STOCKHOLDERS)

    The Company's Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On June 30, 1996, there were approximately 11,500 holders of the Common Stock of the Company, including participants in security position listings.

    Certain of the Company's debt agreements contain provisions restricting the payment of dividends or repurchase of its shares. See Note 2 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, the Company may not pay dividends (other than stock dividends) or acquire its capital stock if after giving effect thereto the aggregate amounts paid on or after June 1, 1995 exceed the sum of (i) $25,000 plus (ii) 50% of Consolidated Net Income of the Company after June 1, 1995. At May 31, 1996, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares totalled approximately $15,772. Effective June 1, 1996 unrestricted consolidated retained earnings increased to $23,778 due to inclusion of 50% of Consolidated Net Income of the Company for fiscal 1996.

    The table below sets forth for each quarter of the fiscal year indicated the reported high and low market prices of the Company's Common Stock on the New York Stock Exchange and the quarterly dividends declared.

                                       FISCAL 1996                            FISCAL 1995
                           -----------------------------------    -----------------------------------
   PER COMMON SHARE:           MARKET PRICES                          MARKET PRICES
- ------------------------   ----------------------    QUARTERLY    ----------------------    QUARTERLY
        QUARTER              HIGH          LOW       DIVIDENDS      HIGH          LOW       DIVIDENDS
- ------------------------   ---------    ---------    ---------    ---------    ---------    ---------
  First.................   17 7/8       14 7/8         $ .12      15 1/8       13 3/8         $ .12
  Second................    19          16 3/4           .12      13 1/2       12               .12
  Third.................    22          18 1/2           .12      14 1/8       12 1/2           .12
  Fourth................   23 5/8       19 1/2           .12      15 1/4       12 1/8           .12
                                                     ---------                              ---------
                                                       $ .48                                  $ .48
                                                     ---------                              ---------
                                                     ---------                              ---------

ITEM 6.  SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

                                                                   FOR THE YEAR ENDED MAY 31,
                                                -----------------------------------------------------------------
                                                  1996          1995          1994          1993          1992
                                                ---------     ---------     ---------     ---------     ---------
RESULTS OF OPERATIONS:
- ----------------------------------------------
  Net sales...................................  $504,990      $451,395      $407,754      $382,780      $422,657
  Gross profit................................    90,765        77,871        71,910        68,436        83,440
  Operating income............................    32,442        24,438        21,824         5,343(3)     20,730(4)
  Interest expense............................    10,616        10,900         9,564         8,107         8,356
  Income (loss) before provision (benefit) for
    income taxes..............................    22,782        14,713        13,684        (1,917)(3)    13,620(4)
  Net income..................................    16,012        10,463         9,494           283(3)     10,020(4)
                                                ---------     ---------     ---------     ---------     ---------
                                                ---------     ---------     ---------     ---------     ---------
  Per share data:
    Net income................................  $   1.00      $    .66      $    .60      $    .02(3)   $    .63(4)
    Cash dividends............................  $    .48      $    .48      $    .48      $    .48      $    .48
    Average common shares
      outstanding.............................    15,978        15,932        15,904        15,855        15,895
                                                ---------     ---------     ---------     ---------     ---------
                                                ---------     ---------     ---------     ---------     ---------

FINANCIAL POSITION AT YEAR END:
- ---------------------------------------------------------
  Working capital.............................  $258,627      $248,492      $240,009(2)   $193,399      $197,246
  Total assets................................   437,846       425,814       411,016(1)    365,151       395,351
  Short-term debt.............................     1,474         1,632           568(2)     25,025        25,005
  Long-term debt..............................   118,292       119,766       115,729(2)     66,298        67,323
  Total debt..................................   119,766       121,398       116,297(2)     91,323        92,328
  Stockholders' equity........................   204,635       197,119       189,488       189,216       196,737
                                                ---------     ---------     ---------     ---------     ---------
                                                ---------     ---------     ---------     ---------     ---------
  Number of shares outstanding at end of
    year......................................    15,998        15,961        15,906        15,900        15,899
                                                ---------     ---------     ---------     ---------     ---------
                                                ---------     ---------     ---------     ---------     ---------
  Book value per share of common stock........  $  12.79      $  12.35      $  11.91      $  11.90      $  12.37
                                                ---------     ---------     ---------     ---------     ---------
                                                ---------     ---------     ---------     ---------     ---------

- ------------------------

Notes:

(1) Reflects reclassification of $6,610 of noncurrent deferred tax assets against noncurrent deferred tax liabilities to conform to the fiscal 1995 presentation.

(2) In October 1993, the Company sold $50,000 of unsecured 7.25% Notes due October 15, 2003. Proceeds were used to repay short-term bank borrowings and utilized in the Company's operations.

(3) Fiscal 1993 includes noncash restructuring expenses of $11,000 ($7,200 after tax) primarily related to the writedown of certain inventories to reflect the impact of market conditions and a reduction in income tax expense of $1,200.

(4) Fiscal 1992 includes expenses of $5,800 ($3,800 after tax) related to the Company's restructuring of its Oklahoma City maintenance subsidiary and a reduction in income tax expense of $700.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PERCENTAGE DATA)

                             RESULTS OF OPERATIONS

    The Company reports its activities in one business segment: Aviation Services. The table below sets forth net sales for the Company's classes of similar products and services within this segment for each of the last three fiscal years ended May 31.

                                                                      FOR THE YEAR ENDED MAY 31,
                                                                 -------------------------------------
                                                                    1996         1995         1994
                                                                 -----------  -----------  -----------
Net Sales:
  Trading......................................................  $   259,702  $   236,723  $   208,561
  Overhaul.....................................................      133,587      108,737      102,972
  Manufacturing................................................      111,701      105,935       96,221
                                                                 -----------  -----------  -----------
                                                                 $   504,990  $   451,395  $   407,754
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------

THREE-YEAR NET SALES SUMMARY

    The comparison of net sales of the Company over the last three fiscal years covers a period of relatively strong general economic conditions and improving conditions in the aerospace/aviation industry. Airlines continue to improve their overall financial condition which was weakened due to an extended period of operating losses during the early 1990s. Airlines continue to experience increased fleet utilization and higher revenue passenger and freight miles which are contributing to improved operating earnings. Airlines' operating earnings are also being positively affected by their aggressive initiatives to control costs through restructuring operations, exiting unprofitable routes and by outsourcing certain support activities to outside providers. Start-up airlines, which emerged in niche markets during the beginning of this period, are recording higher operating earnings and, in many instances, are expanding operations. Supplies of surplus aircraft and parts inventories that increased during the industry downturn in the early 1990s are now being absorbed at a faster rate due to increased aircraft utilization and conversion of aircraft to alternate uses, such as cargo capabilities.

    In fiscal 1996 and 1995, the Company's revenues benefited from the aggressive pursuit of market opportunities in the improving aerospace/aviation industry. The Company's trading sales of airframe and large component parts increased, as did sales from inventory management programs and inventory provisioning for air carriers. Sales of certain airframe and large airframe component overhaul services, as well as commercial cargo systems, were also higher in fiscal 1996 and 1995.

    The U.S. military continues to downsize as a result of government budget cuts. While this downsizing adversely affected the aerospace/aviation industry generally, the military continues to require products to support ongoing rapid deployment requirements and services previously performed within the military. The Company's response to these changes has resulted in increased sales of manufactured products. The Company's sales of overhaul services also benefited from government outsourcing of certain activities previously performed within the military. Sales of the Company's floor maintenance products were also higher, reflecting the Company's aggressive pursuit of business opportunities in the marketplace.

    The Company believes that its established market position, its ability to respond to changes in the industry and its diverse customer base coupled with continued improvement in the aerospace/aviation industry, positions the Company to take advantage of opportunities in improving markets.

FISCAL 1996 COMPARED WITH FISCAL 1995

    The Company's operating results continued to improve in fiscal 1996 as it took advantage of business opportunities available in the improved aerospace/aviation marketplace and as the Company successfully implemented certain strategic marketing initiatives. Consolidated net sales for fiscal 1996 increased $53,595 or 11.9% over the prior fiscal year due to increased sales across all classes of similar products and services. Consolidated operating income increased $8,004 or 32.8% over the prior year due to increased consolidated net sales and a higher consolidated gross profit margin partially offset by increased selling, general and administrative costs. Net income increased $5,549 or 53% over the prior year primarily due to increased consolidated net sales and gross profit margin.

    Trading sales increased $22,979 or 9.7% over the prior year as a result of increased sales of aircraft, airframe and large component parts, which included sales from inventory management programs and inventory provisioning for air carriers. Overhaul sales increased $24,850 or 22.9% primarily as a result of airframe and large airframe component overhaul services, supplemented by other airframe component overhaul services. Manufacturing sales increased $5,766 or 5.4% over the prior year primarily due to increased sales of products and product repair services supporting rapid deployment requirements, aircraft cargo systems and floor maintenance equipment, partially offset by a decline from the disposition of small manufactured product lines since the prior-year period.

    Consolidated gross profit increased $12,894 or 16.6% over the prior fiscal year due to increased consolidated net sales and an improved gross profit margin of 18.0% versus the prior year's 17.3% margin. The margin on principal trading and overhaul products and services improved over the prior year as a result of favorable product mix and improved pricing of certain products and services. The margin on manufactured products declined slightly as a result of the mix of products and product repair services supporting rapid deployment requirements partially offset by aircraft cargo systems and floor maintenance equipment.

    Consolidated operating income increased $8,004 or 32.8% over the prior year as a result of increased consolidated net sales and gross profit margin partially offset by increased total selling, general and administrative costs. While selling, general and administrative costs declined as a percentage of sales, the total costs increased over the prior year as a result of increased personnel costs, increased marketing support programs and costs to enhance information technology systems.

    Consolidated net income increased $5,549 or 53.0% over the prior fiscal year primarily as a result of the increased consolidated net sales and improved consolidated gross profit margin. Net income also increased by a reduction in interest expense resulting from substantially lower short-term borrowings during the current year partially offset by a small increase in the Company's current year effective tax rate.

FISCAL 1995 COMPARED WITH FISCAL 1994

    The Company's operating results continued to improve in fiscal 1995 building on improvements in the prior year. Consolidated net sales for fiscal 1995 increased $43,641 or 10.7% over the prior fiscal year primarily due to increased sales of major products within each of the classes of similar products and services. Operating income increased $2,614 or 11.9% over the prior year due to increased consolidated net sales partially offset by a slightly lower consolidated gross profit margin and increased total selling, general and administrative costs. Net income increased $969 or 10.2% primarily due to increased consolidated net sales partially offset by the factors described above and increased interest expense on additional borrowings and higher interest rates, primarily resulting from the sale of $50,000 of 10 year, 7.25% notes in October 1993.

    Trading sales increased $28,162 or 13.5% primarily as a result of increased sales of airframe and large component parts as well as sales resulting from inventory management programs and inventory provisioning of start-up airlines. Overhaul sales increased $5,765 or 5.6% primarily as a result of increased airframe and airframe component overhaul services partially offset by reduced sales of large component overhaul services. Manufacturing sales increased $9,714 or 10.1% primarily due to the sale of manufactured commercial cargo systems, products and product repairs supporting the United States Government's rapid deployment program and floor maintenance products.

    Consolidated gross profit increased $5,961 or 8.3% over the prior fiscal year due to increased consolidated net sales, although the consolidated gross profit margin of 17.3% was lower than the prior year's 17.6% gross profit margin. However, the prior fiscal year included $700 from a reduction in the interest rate on a nonrecourse leveraged lease obligation and $1,300 from leveraged lease repricing required to adjust for tax rate differentials. The margin on manufactured products and principal trading products increased year over year. Overhaul margins declined over the prior year primarily as a result of changes in the mix of labor and parts provided in overhaul services and highly competitive pricing on overhaul business.

    Consolidated operating income increased $2,614 or 11.9% over the prior year due to increased consolidated net sales partially offset by the consolidated margin decline described above and increased selling, general and administrative costs which declined as a percentage of net sales.

    Consolidated net income increased $969 or 10.2% over the prior year due to the increased consolidated net sales partially offset by the factors described above and increased interest expense.

FISCAL 1994

    The Company's operating results improved in fiscal 1994 despite the highly competitive and economically weak aerospace/aviation market. Consolidated net sales for fiscal 1994 increased $24,974 or 6.5% over the prior fiscal year primarily as a result of increased manufacturing and overhaul sales. Net income increased $9,211 over the prior year which included restructuring expenses of $11,000 ($7,200 after tax) related to the writedown of certain inventories. Excluding restructuring expenses, net income increased $2,011 or 26.9% as the result of sales increases and reduced selling, general and administrative costs.

    Manufacturing sales increased $18,287 or 23.5%, primarily from the sale of products to the U.S. Government. Overhaul sales increased $10,082 or 10.9% due to increased demand for maintenance services at the Oklahoma City facility and increased sales of rotable landing gear inventory. Trading sales increased in its primary products, such as airframe and engine parts; however, these gains were offset by reduced demand for aviation fasteners and the Company's decision not to enter into fastener programs requiring significant inventory investment with uncertain returns. These factors resulted in an overall decline in trading sales of $3,395 or 1.6%.

    Consolidated gross profit increased $3,474 or 5.1% over the prior year primarily due to increased consolidated sales. Fiscal 1994 consolidated gross profit included $700 from a reduction in the interest rate on a nonrecourse leveraged lease obligation negotiated by the Company, and $1,300 from leveraged lease repricing required to adjust for tax rate differentials. The consolidated gross profit margin was slightly lower than the prior year, down from 17.9% to 17.6%. Trading and manufacturing margins improved year over year while overhaul margins declined. The overhaul margin decline was due to increased price competition resulting from maintenance overcapacity in the industry and airlines using lower-cost serviceable replacement components in preference to overhaul services.

    Consolidated operating income increased $16,481 over the prior year. Without the fiscal 1993 restructuring expenses of $11,000, operating income increased $5,481 or 33.5% due primarily to the increased sales and a reduction of $2,007 in selling, general and administative costs. The Company maintained its effort to contain costs, reduce nonessential spending and create operating efficiencies wherever possible.

    Consolidated net income increased $9,211 notwithstanding increased interest expense of $1,457 due to higher fixed-rate interest on debt from the issuance of $50,000 of new 7.25% long-term notes issued in October, 1993. Proceeds from this fixed-rate debt repaid $28,000 of short-term bank borrowings at lower interest rates. Higher margins on fiscal 1994 export sales reduced the effective tax rate which also contributed to the net income increase.

                              FINANCIAL CONDITION

AT MAY 31, 1996 COMPARED WITH MAY 31, 1995

    In fiscal 1996 the Company generated $24,760 of cash from operations. This represents a $9,505 or 62.3% increase in cash generated from operations over the prior year. The increase was generated primarily through increased earnings and working capital management. The Company's cash and cash equivalents increased $11,119 or 49.4% over the prior year after making capital expenditures of $7,547 and paying dividends of $7,676 during fiscal 1996.

    The Company further strengthened its financial position during fiscal 1996 by generating additional working capital of $10,135, utilizing minimal short-term borrowings during the year and reducing its long-term debt to capitalization ratio to 36.6%. The Company continues to maintain its available external sources of financing from $132,977 of unused available bank lines and a shelf registration on file with the Securities and Exchange Commission for $85,000 of medium or long-term debt securities which it may issue at its discretion subject to market conditions. Subsequent to the fiscal 1996 year end the Company acquired a new headquarters and operating facility for $11,650. This facility will consolidate and replace certain facilities currently operated by the Company and will be financed with either internally generated funds, credit sources currently in place or credit sources obtained for the purpose of the acquisition. If credit sources are used to finance the new facility, a significant portion would be repaid from proceeds of the sale of vacated facilities and any balance remaining would be repaid from internally generated funds.

    The Company believes that its cash and cash equivalents and available sources of financing will continue to give the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments, pay dividends, and pursue favorable business opportunities.

    A summary of key indicators of financial condition and lines of credit follows:

                                                                   MAY 31,
                                                              ------------------
                        DESCRIPTION                             1996      1995
- ------------------------------------------------------------  --------  --------
Working capital.............................................  $258,627  $248,492
Current ratio...............................................     4.3:1     4.4:1
Bank credit lines:
  Borrowings outstanding....................................  $  --     $  --
  Available but unused lines................................   132,977   133,750
                                                              --------  --------
Total credit lines..........................................  $132,977  $133,750
                                                              --------  --------
                                                              --------  --------
Long-term debt, less current maturities.....................  $118,292  $119,766
Ratio of long-term debt to capitalization...................     36.6%     37.8%

EFFECTS OF INFLATION

    The Company believes that results of operations for the periods reported were not materially affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
  OF AAR CORP.:

    We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of June 1, 1993.

                                                KPMG Peat Marwick LLP

Chicago, Illinois
June 28, 1996

                           AAR CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      FOR THE YEAR ENDED MAY 31,
                                                                     ----------------------------
                                                                       1996      1995      1994
                                                                     --------  --------  --------
                                                                       (000S OMITTED EXCEPT PER
                                                                             SHARE DATA)
Net sales..........................................................  $504,990  $451,395  $407,754
                                                                     --------  --------  --------
Costs and operating expenses:
  Cost of sales....................................................   414,225   373,524   335,844
  Selling, general and administrative..............................    58,323    53,433    50,086
                                                                     --------  --------  --------
                                                                      472,548   426,957   385,930
                                                                     --------  --------  --------
Operating income...................................................    32,442    24,438    21,824
Interest expense...................................................   (10,616)  (10,900)   (9,564)
Interest income....................................................       956     1,175     1,424
                                                                     --------  --------  --------
Income before provision for income taxes...........................    22,782    14,713    13,684
Provision for income taxes.........................................     6,770     4,250     4,200
                                                                     --------  --------  --------
Income before cumulative effects of changes in
  accounting principles............................................    16,012    10,463     9,484
    Cumulative effects of changes in accounting
     principles:
      Income taxes.................................................     --        --          900
      Postretirement health care benefits, net of tax..............     --        --         (890)
                                                                     --------  --------  --------
Net income.........................................................  $ 16,012  $ 10,463  $  9,494
                                                                     --------  --------  --------
                                                                     --------  --------  --------
Net income per share of common stock:
  Income before cumulative effects of changes in accounting
    principles.....................................................  $   1.00  $    .66  $    .60
  Cumulative effects of changes in accounting
    principles:
    Income taxes...................................................     --        --          .06
    Postretirement health care benefits, net of tax................     --        --         (.06)
                                                                     --------  --------  --------
Net income.........................................................  $   1.00  $    .66  $    .60
                                                                     --------  --------  --------
                                                                     --------  --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                           MAY 31,
                                                                                      ------------------
                                                                                        1996      1995
                                                                                      --------  --------
                                                                                        (000S OMITTED)
Current assets:

  Cash and cash equivalents.........................................................  $ 33,606  $ 22,487
  Accounts receivable, less allowances of $2,490 and $2,400, respectively...........   107,138   110,420
  Inventories.......................................................................   138,200   139,407
  Equipment on or available for short-term lease....................................    36,884    30,921
  Deferred tax assets, deposits and other...........................................    22,184    18,397
                                                                                      --------  --------
Total current assets................................................................   338,012   321,632
                                                                                      --------  --------
Property, plant and equipment, at cost:
  Land..............................................................................     3,095     3,101
  Buildings and improvements........................................................    36,748    36,227
  Equipment, furniture and fixtures.................................................    89,647    88,872
                                                                                      --------  --------
                                                                                       129,490   128,200
Accumulated depreciation............................................................   (74,659)  (71,604)
                                                                                      --------  --------
                                                                                        54,831    56,596
                                                                                      --------  --------
Other assets:

  Investment in leveraged leases....................................................    30,905    31,952
  Cost in excess of underlying net assets
    of acquired companies...........................................................     5,842     6,101
  Retirement benefits, notes receivable and other...................................     8,256     9,533
                                                                                      --------  --------
                                                                                        45,003    47,586
                                                                                      --------  --------
                                                                                      $437,846  $425,814
                                                                                      --------  --------
                                                                                      --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           MAY 31,
                                                                                      ------------------
                                                                                        1996      1995
                                                                                      --------  --------
                                                                                        (000S OMITTED)
Current liabilities:

  Current maturities of long-term debt..............................................  $  1,474  $  1,632
  Accounts payable..................................................................    59,005    51,393
  Accrued liabilities...............................................................    14,356    15,977
  Accrued taxes on income...........................................................     4,550     4,138
                                                                                      --------  --------
Total current liabilities...........................................................    79,385    73,140
                                                                                      --------  --------
Long-term debt, less current maturities.............................................   118,292   119,766
Deferred tax liabilities............................................................    30,680    30,660
Retirement benefit obligation and deferred credits..................................     4,854     5,129
                                                                                      --------  --------
                                                                                       153,826   155,555
                                                                                      --------  --------

Stockholders' equity:

  Preferred stock, $1.00 par value, authorized 250 shares; none issued..............     --        --
  Common stock, $1.00 par value, authorized 80,000 shares; issued 16,404 and 16,284
    shares, respectively............................................................    16,404    16,284
  Capital surplus...................................................................    83,975    82,132
  Retained earnings.................................................................   110,645   102,309
  Treasury stock, 406 and 323 shares at cost, respectively..........................    (5,285)   (3,733)
  Cumulative translation adjustments................................................    (1,104)    1,497
  Minimum pension liability.........................................................     --       (1,370)
                                                                                      --------  --------
                                                                                       204,635   197,119
                                                                                      --------  --------
                                                                                      $437,846  $425,814
                                                                                      --------  --------
                                                                                      --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED MAY 31, 1996

                                                                                                                           MINIMUM
                                                 COMMON STOCK     TREASURY STOCK                           CUMULATIVE      PENSION
                                               -----------------  ---------------   CAPITAL    RETAINED    TRANSLATION    LIABILITY
                                               SHARES    AMOUNT   SHARES  AMOUNT    SURPLUS    EARNINGS    ADJUSTMENTS   ADJUSTMENTS
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
                                                                                  (000S OMITTED)
Balance, May 31, 1993........................  16,205   $16,205   304   $ (3,490)   $81,172   $  97,637      $ (2,308)     $ --
  Net income.................................    --       --      --       --         --          9,494        --            --
  Cash dividends ($.48 per
    share)...................................    --       --      --       --         --         (7,635)       --            --
  Treasury stock purchased...................    --       --       5         (66)     --         --            --            --
  Exercise of stock options
    and stock awards.........................      10        10   --       --           124      --            --            --
  Adjustment for net translation
    loss.....................................    --       --      --       --         --         --              (655)       --
  Minimum pension liability..................    --       --      --       --         --         --            --            (1,000)
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
Balance, May 31, 1994........................  16,215   $16,215   309   $ (3,556)   $81,296   $  99,496      $ (2,963)     $ (1,000)
  Net income.................................    --       --      --       --         --         10,463        --            --
  Cash dividends ($.48 per share)............    --       --      --       --         --         (7,650)       --            --
  Treasury stock purchased...................    --       --      14        (177)     --         --            --            --
  Exercise of stock options and stock
    awards...................................      69        69   --       --           836      --            --            --
  Adjustment for net translation gain........    --       --      --       --         --         --             4,460        --
  Minimum pension liability..................    --       --      --       --         --         --            --              (370)
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
Balance, May 31, 1995........................  16,284   $16,284   323   $ (3,733)   $82,132   $ 102,309      $  1,497      $ (1,370)
  Net income.................................    --       --      --       --         --         16,012        --            --
  Cash dividends ($.48 per share)............    --       --      --       --         --         (7,676)       --            --
  Treasury stock purchased...................    --       --      83      (1,552)     --         --            --            --
  Exercise of stock options and stock
    awards...................................     120       120   --       --         1,843      --            --            --
  Adjustment for net translation loss........    --       --      --       --         --         --            (2,601)       --
  Minimum pension liability..................    --       --      --       --         --         --            --             1,370
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
Balance, May 31, 1996........................  16,404   $16,404   406   $ (5,285)   $83,975   $ 110,645      $ (1,104)     $ --
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE YEAR ENDED MAY 31,
                                                                              ----------------------------
                                                                                1996      1995      1994
                                                                              --------  --------  --------
                                                                                     (000S OMITTED)
Cash flows from operating activities:
  Net income................................................................  $ 16,012  $ 10,463  $  9,494
  Adjustments to reconcile net income to net cash provided from operating activities:
      Depreciation and amortization.........................................    10,115    10,328     9,928
      Cumulative effect of changes in accounting principles:
        Income tax benefit..................................................     --        --         (900)
        Postretirement health care benefits expense.........................     --        --          890
      Leveraged lease repricing.............................................     --        --       (2,017)
      Change in certain assets and liabilities:
        Accounts receivable.................................................     2,584   (23,375)  (17,295)
        Inventories.........................................................      (124)    2,717   (11,022)
        Equipment on or available for short-term lease......................    (6,247)    4,410     8,404
        Deferred tax assets, deposits and other.............................    (4,818)    9,790   (10,968)
        Accounts payable....................................................     7,901     1,208    17,081
        Accrued liabilities and taxes on income.............................     1,859     2,375     3,077
        Deferred tax liabilities and other deferred credits.................    (2,522)   (2,661)       25
                                                                              --------  --------  --------
    Net cash provided from operating activities.............................    24,760    15,255     6,697
                                                                              --------  --------  --------
Cash flows from investing activities:
  Property, plant and equipment expenditures, net...........................    (7,547)   (9,073)   (5,984)
  Investment in leveraged leases............................................     1,047       666      (391)
  Notes receivable and other, net...........................................     1,872      (939)   (1,820)
                                                                              --------  --------  --------
    Net cash used in investing activities...................................    (4,628)   (9,346)   (8,195)
                                                                              --------  --------  --------
Cash flows from financing activities:
  Gross proceeds from issuance of long-term notes payable...................     --        6,186    50,000
  Repayment of bank loans with proceeds from issuance of long-term notes
    payable.................................................................     --        --      (28,200)
  Change in other borrowings, net...........................................    (1,632)   (1,085)    3,174
  Cash dividends............................................................    (7,676)   (7,650)   (7,635)
  Purchases of treasury stock...............................................    (1,552)     (177)      (66)
  Proceeds from exercise of stock options and other.........................     1,963       905       134
                                                                              --------  --------  --------
    Net cash provided from (used in) financing activities...................    (8,897)   (1,821)   17,407
                                                                              --------  --------  --------
Effect of exchange rate changes on cash.....................................      (116)      325       (90)
                                                                              --------  --------  --------
Increase in cash and cash equivalents.......................................    11,119     4,413    15,819
Cash and cash equivalents, beginning of year................................    22,487    18,074     2,255
                                                                              --------  --------  --------
Cash and cash equivalents, end of year......................................  $ 33,606  $ 22,487  $ 18,074
                                                                              --------  --------  --------
                                                                              --------  --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  DESCRIPTION OF BUSINESS

    AAR CORP. supplies a variety of products and services to the aerospace/aviation industry in the United States and abroad. Products and services are sold primarily to commercial domestic and foreign airlines, business aircraft operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies.

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

  ACCOUNTING CHANGES

    Effective June 1, 1993 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Prior years' results were not restated. The cumulative effect of the accounting change was a tax benefit of $900 ($.06 per share) recorded in the three-month period ended August 31, 1993. The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method of Accounting Principles Board Opinion ("APB") No. 11 to the asset and liability method of accounting.

    Effective June 1, 1993 the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." Prior years' results were not restated. SFAS No. 106 requires that the projected future cost of nonpension postretirement benefits be recognized as an expense as employees render services instead of when claims are incurred, as the Company had done in the past. Upon adoption, the Company elected, as permitted under SFAS No. 106, to record a one-time transition obligation of $1,350 ($890 after tax or $.06 per share) which represents that portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption. The initial accumulated postretirement benefit obligation of $1,350 primarily represented health and life insurance benefits for certain current employees and retirees.

    In fiscal 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits." Prior years' results were not restated. This standard requires an accrual method of recognizing the costs of providing postemployment benefits relating to employee severance, disability, health and life insurance. Since the Company either does not provide such benefits or accounted for those benefits provided on an accrual basis, the cumulative after-tax charge of accruing the cost of benefits under this statement was not significant to the results of operations in fiscal 1995.

  NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " in March 1995 and SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. The requirements

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) of SFAS No. 121 are that a company review for impairment long-lived assets and certain identifiable intangibles held or to be disposed of by an entity when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as defined by the standard. Under SFAS No. 123, the Company is encouraged, but not required, to adopt a fair value-based method of accounting for stock-based employee compensation plans. This method measures compensation cost based on the fair value of the stock-based award and recognizes that cost over the employee's service period. Entities may elect to adopt the method recommended under this standard or to continue to account for these types of compensation plans under the current accounting standard, APB No. 25 "Accounting for Stock Issued to Employees" with additional disclosures. The Company is required to adopt these new standards in its fiscal year ending May 31, 1997 and does not expect the adoption of these statements to have a material impact on the Company's financial condition and results of operations.

  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 1996 and 1995, cash equivalents of approximately $25,504 and $19,129, respectively, held by the Company represent investments in funds holding high-quality commercial paper, Eurodollars and U.S. Government agency-issued securities. The carrying amount of cash equivalents approximates fair value at May 31, 1996 and 1995, respectively.

  FOREIGN CURRENCY

    Gains and losses on foreign currency translation and foreign exchange contracts are determined in accordance with the method of accounting prescribed by SFAS No. 52. All balance sheet accounts of foreign and certain domestic subsidiaries transacting business in currencies other than the Company's functional currency are translated at year-end or historical exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in Stockholders' equity as Cumulative translation adjustments.

    The Company from time to time uses forward exchange contracts or options to hedge its loss exposure from the translation of foreign subsidiaries' results of operations from functional currencies into United States dollars. Forward exchange contracts or options losses are included in results of operations in the period the loss is determinable. Gains are recorded when realized upon contract settlement. At May 31, 1996 and during fiscal 1996 and 1995 there were no forward exchange contracts or options outstanding. Foreign and certain domestic subsidiaries incur transaction gains and losses upon settlement of obligations in currencies other than their functional currency. The aggregate net transaction gains (losses), including those related to forward exchange contracts, reported in results of operations were $239, $45, and $(32) for fiscal 1996, 1995 and 1994, respectively.

  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF MARKET OR CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of market or credit risk consist principally of forward exchange contracts or options and trade receivables. The forward exchange contracts previously discussed subject the Company to market risk from exchange rate movements.
Accordingly, the Company recognizes losses in the period such losses are determinable. While the Company's trade receivables are diverse based on the number of

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) entities and geographic locations, the majority are concentrated in the aerospace/aviation industry. The Company performs evaluations of customers' financial condition prior to extending credit privileges and performs ongoing credit evaluations of payment experience, current financial condition and risk analysis. The Company typically requires collateral in the form of security interest in assets, letters of credit, obligation guarantees from financial institutions, or sells its receivables, usually on a nonrecourse basis, for transactions other than normal trade terms.

    SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Noncurrent notes receivable and long-term debt bearing a variable interest rate are reflected in the financial statements at fair value. Those bearing a fixed interest rate have fair values based on estimates using discounted future cash flows at an assumed discount rate for borrowing currently prevailing in the marketplace for similar instruments.

    Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  INVENTORIES

    Inventories are priced at the lower of cost or market. Cost is determined by either the specific identification, average cost or first-in, first-out method. Inventoried costs relating to long-term contracts and programs are stated at the actual production costs, including factory burden and initial tooling, incurred to date, reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered under long-term contracts and programs are based on the estimated average cost of all units scheduled to be produced. Progress billings under government contracts are based on an allowable percentage of the cost of material received and labor and factory burden incurred.

    The following is a summary of inventories at:

                                                                           MAY 31,
                                                                     -------------------
                                                                       1996       1995
                                                                     --------   --------
Raw materials and parts...........................................   $ 33,978   $ 29,590
Work-in-process...................................................     12,179     11,891
Purchased aircraft, parts, engines and components held for sale...     90,438     98,254
Finished goods....................................................      1,605      1,734
                                                                     --------   --------
                                                                      138,200    141,469
Progress billings on long-term contracts and programs.............      --        (2,062)
                                                                     --------   --------
                                                                     $138,200   $139,407
                                                                     --------   --------
                                                                     --------   --------

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  EQUIPMENT UNDER OPERATING LEASES

    Lease revenue is recognized as earned. The cost of the asset under lease is original purchase price plus overhaul costs. Depreciation of the cost is computed on a straight-line method over the estimated service life of the equipment and maintenance costs are expensed as incurred. The balance sheet classification is based on the lease term with fixed term leases under twelve months classified as short-term and all others classified as long-term.

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

  LEVERAGED LEASES

    The Company acts as an equity participant in leveraged lease transactions. The equipment cost in excess of equity contribution is furnished by third-party financing in the form of secured debt. Under the lease agreements, the third parties have no recourse against the Company for nonpayment of the obligations. The third-party debt is collateralized by the lessees' rental obligations and the leased equipment. The Company has ownership rights to the leased assets and is entitled to the investment tax credits, and benefits of tax deductions for depreciation on the leased assets and for interest on the secured debt financing.

  COST IN EXCESS OF UNDERLYING NET ASSETS OF ACQUIRED COMPANIES

    The cost in excess of underlying net assets of companies acquired is being amortized over a period of forty years. Amortization was $230 in fiscal 1996 and 1995 and $240 in fiscal 1994. Accumulated amortization is $3,385, $3,155 and $2,950 at May 31, 1996, 1995 and 1994, respectively.

  INCOME TAXES

    Income taxes are determined in accordance with the method of accounting prescribed by SFAS No. 109.

    Federal income taxes are not provided on the undistributed earnings of certain foreign subsidiaries (approximately $8,000 and $15,200 at May 31, 1996 and 1995, respectively), as it is the Company's intention to reinvest a portion of these earnings indefinitely in the foreign operations. From time to time, as the earnings are treated as taxable in the United States, the related tax expense would be offset substantially by foreign tax credits. Foreign income taxes are provided at the local statutory rates and reflect estimated taxes payable.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
    The benefits of investment tax credits are recognized for book purposes under the deferral method of accounting for leveraged leases. The investment tax credits are recognized in the year earned for income tax purposes.

  STATEMENTS OF CASH FLOWS

    Supplemental information on cash flows follows:

                                                                 FOR THE YEAR ENDED MAY 31,
                                                                ----------------------------
                                                                 1996       1995       1994
                                                                ------     ------     ------
    Interest paid............................................   $10,500    $10,700    $8,800
    Income taxes paid........................................    5,300      3,900      3,300
    Income tax refunds and interest received.................      900        330        500

  USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  RECLASSIFICATIONS

    Certain reclassifications have been made in the fiscal 1995 and 1994 financial statements to conform to the fiscal 1996 presentation.

2.  FINANCING ARRANGEMENTS
    Bank loans consisted of:

                                                                        MAY 31,
                                                              ---------------------------
                                                               1996      1995      1994
                                                              -------   -------   -------
    Unsecured bank loans....................................  $ --      $ --      $ --
    Current maturities of long-term debt....................    1,474     1,632       568
                                                              -------   -------   -------
                                                              $ 1,474   $ 1,632   $   568
                                                              -------   -------   -------
                                                              -------   -------   -------

    Short-term borrowing activity was as follows:

                                                                 FOR THE YEAR ENDED MAY 31,
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                -------    -------    -------
    Maximum amount borrowed..................................   $ 4,900    $21,200    $33,500
    Average daily borrowings.................................       437      7,553     12,300
    Average interest rate during the year....................       5.5%       6.2%       3.7%
                                                                -------    -------    -------
                                                                -------    -------    -------

    At May 31, 1996, aggregate unsecured bank credit arrangements were $132,977. Of this amount, $66,000 was available under credit lines with domestic banks, $60,000 was available under revolving credit and term loan agreements with domestic banks and $6,977 was available under credit agreements with foreign banks. All domestic and foreign credit lines were unused at May 31, 1996. There are no compensating balance requirements in connection with domestic or foreign lines of credit. Borrowings under domestic bank lines bear interest at or below the corporate base rate.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

2.  FINANCING ARRANGEMENTS -- (CONTINUED)
    The Company may borrow a maximum of $60,000 ($30,000 available through August 31, 1996 and an additional $30,000 available through October 15, 1996) under revolving credit and term loan agreements with domestic banks. Revolving credit borrowings may, at the Company's option, be converted to term loans payable in equal quarterly installments over five years. Interest is based on corporate base rate or quoted Eurodollar or multicurrency rates during the revolving credit period, and 1/2% over corporate base rate or quoted Eurodollar rate thereafter. There were no borrowings under these agreements outstanding at May 31, 1996. There are no compensating balance requirements on any of the committed lines but the Company is required to pay a commitment fee. There are no restrictions on the withdrawal or use of these funds.

    Long-term debt was as follows:

                                                                       MAY 31,
                                                                 -------------------
                                                                   1996       1995
                                                                 --------   --------
Notes payable due November 1, 2001 with interest of 9.5%
 payable semi-annually on May 1 and November 1.................  $ 65,000   $ 65,000
Notes payable due October 15, 2003 with interest
  of 7.25% payable semi-annually on April 15 and October 15....    50,000     50,000
Installment note due June, 1999 bearing interest at 5% per
  annum, compounded monthly, payable in equal monthly payments
  of principal and interest....................................     4,383      5,669
Industrial revenue bonds due in installments to 2002 with
  weighted average interest of approximately 7.86% at May 31,
  1996 (secured by trust indentures on property, plant and
  equipment)...................................................       383        729
                                                                 --------   --------
                                                                  119,766    121,398
Current maturities.............................................    (1,474)    (1,632)
                                                                 --------   --------
                                                                 $118,292   $119,766
                                                                 --------   --------
                                                                 --------   --------

    The Company is subject to a number of covenants under the revolving credit and term loan agreements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of the Company's shares and other matters. The Company is in compliance with all restrictive financial provisions of the agreements. At May 31, 1996, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares was approximately $15,772. Effective June 1, 1996, unrestricted consolidated retained earnings increased to $23,778 due to inclusion of 50% of the consolidated net income of the Company for fiscal 1996.

    The aggregate amount of long-term debt maturing during each of the next five fiscal years is $1,474 in 1997, $1,474 in 1998, $1,545 in 1999, $184 in 2000 and
$57 in 2001. The fair value of the Company's long-term debt approximates carrying value.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

3.  INCOME TAXES
    The provision for income taxes included the following components:

                                                      FOR THE YEAR ENDED MAY 31,
                                                     -----------------------------
                                                      1996       1995       1994
                                                     -------    -------    -------
Current
  Federal..........................................  $ 4,215    $ 2,255    $   100
  Foreign..........................................      895        625        530
  State, net of refunds............................      800        780        470
                                                     -------    -------    -------
                                                     $ 5,910    $ 3,660    $ 1,100
                                                     -------    -------    -------
Deferred                                                 860        590      3,100
                                                     -------    -------    -------
                                                     $ 6,770    $ 4,250    $ 4,200
                                                     -------    -------    -------
                                                     -------    -------    -------

    The deferred tax provisions result primarily from differences between book and tax income arising from depreciation and leveraged leases. Refundable income taxes included within Deferred tax assets, deposits and other, principally represent refunds of Federal income taxes resulting from additional tax benefits generated from export sales and foreign tax credits carried back to prior years. Interest income relating to refundable income taxes was $371 and $576 for fiscal 1995 and 1994, respectively.

    Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition for transactions between book and income tax purposes and consist of the following components:

                                                                             MAY 31,
                                                                       -------------------
                                                                         1996       1995
                                                                       --------   --------
Deferred tax liabilities:
  Depreciation.......................................................  $  7,390   $  8,500
  Leveraged leases...................................................    25,060     27,590
  Other..............................................................       950        910
                                                                       --------   --------
  Total deferred tax liabilities.....................................  $ 33,400   $ 37,000
                                                                       --------   --------
                                                                       --------   --------
Deferred tax assets-current:
  Inventory costs....................................................  $  5,080   $  5,680
  Employee benefits..................................................       190        420
  Doubtful account allowance.........................................       620        800
  Other..............................................................       480        310
                                                                       --------   --------
  Total deferred tax assets-current..................................  $  6,370   $  7,210
                                                                       --------   --------
Deferred tax assets-noncurrent:
  Postretirement benefits............................................  $    560   $  1,120
  Restructuring expenses.............................................        --        640
  Alternative minimum tax credits....................................     2,160      4,580
                                                                       --------   --------
  Total deferred tax assets-noncurrent...............................     2,720      6,340
                                                                       --------   --------
  Total deferred tax assets..........................................  $  9,090   $ 13,550
                                                                       --------   --------
                                                                       --------   --------

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

3.  INCOME TAXES -- (CONTINUED)
    The Company has determined, more likely than not, that a valuation allowance is not required, based upon the Company's history of prior operating earnings, its expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to leveraged leases, which exceed the amount of the deferred tax assets.

    The provision for income taxes differs from the amount computed by applying the United States statutory Federal income tax rate of 35% for fiscal 1996 and 34% for fiscal 1995 and 1994 for the following reasons:

                                                                      FOR THE YEAR ENDED MAY 31,
                                                                     ----------------------------
                                                                      1996      1995       1994
                                                                     -------   -------   --------
Provision for income taxes at the Federal statutory rate...........  $ 7,970   $ 5,000    $ 4,660
  Tax benefits on exempt earnings from export sales................   (1,600)   (1,350)      (930)
  State income taxes, net of Federal benefit and refunds...........      520       330        250
  Amortization of goodwill.........................................       90        90        100
  Differences between foreign tax rates and the U.S. Federal
    statutory rate.................................................      100       330         80
  Other, net.......................................................     (310)     (150)        40
                                                                     -------   -------   --------
Provision for income taxes as reported.............................  $ 6,770   $ 4,250    $ 4,200
                                                                     -------   -------   --------
                                                                     -------   -------   --------
Effective income tax rate..........................................    29.7%     28.9%      30.7%
                                                                     -------   -------   --------
                                                                     -------   -------   --------

    Pretax income from foreign subsidiaries was approximately $2,100, $600 and $1,300 at May 31, 1996, 1995 and 1994, respectively. Total foreign income taxes provided were in excess of total local statutory rates in fiscal 1995 and 1994 due to net operating losses of certain subsidiaries not deductible for tax purposes.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4.  COMMON STOCK AND STOCK OPTION PLANS
    A summary of changes in stock options granted to officers, key employees and nonemployee directors under stock option plans for the three years ended May 31, 1996 follows:

                                                                              NUMBER OF     OPTION PRICE
                                                                               SHARES        PER SHARE
                                                                              ---------   ----------------
Outstanding, May 31, 1993 (184 exercisable).................................        644   $10.00 to $35.13
    Granted.................................................................        161    13.25 to  15.00
    Exercised...............................................................         (3)   10.00 to  13.63
    Surrendered/expired/cancelled...........................................        (71)   10.00 to  17.88
                                                                              ---------
Outstanding, May 31, 1994 (236 exercisable).................................        731   $10.00 to $35.13
                                                                              ---------
    Granted.................................................................        250    12.63 to  13.75
    Exercised...............................................................        (11)   10.00 to  12.13
    Surrendered/expired/cancelled...........................................        (38)   10.00 to  24.88
                                                                              ---------
Outstanding, May 31, 1995 (362 exercisable).................................        932   $10.00 to $35.13
                                                                              ---------
    Granted.................................................................        293    16.88 to  23.13
    Exercised...............................................................        (50)   10.00 to  15.00
    Surrendered/expired/cancelled...........................................        (41)   10.00 to  17.50
                                                                              ---------
Outstanding, May 31, 1996 (496 exercisable).................................      1,134   $10.00 to $35.13
                                                                              ---------
                                                                              ---------

    The options are granted at prices equal to the closing market price on the date of grant, become exercisable at such times as may be specified by the Board of Directors or as otherwise provided by the applicable stock option plan and expire five to ten years from date of grant. Upon exercise of stock options, the excess of the proceeds over par value, or cost in the case of Treasury stock, is credited to Capital surplus in the Consolidated Balance Sheets.

    The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restricted periods. The number of shares and the restricted period, which varies from two to ten years, are determined by the Compensation Committee of the Board of Directors. The market value of the award on the date of grant is recorded as a deferred expense, Common stock and Capital surplus. The deferred expense is included in results of operations over the restricted term. The expense relating to outstanding restricted stock awards was $516, $266 and $538 in fiscal 1996, 1995 and 1994, respectively.

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

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4.  COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)
    The number of options and awards outstanding and available for grant or issuance for each of the Company's stock plans is as follows:

                                                                                  MAY 31, 1996
                                                                    -----------------------------------------
                                                                      OUTSTANDING      AVAILABLE      TOTAL
                                                                    ---------------  -------------  ---------
Stock Benefit Plan (officers, directors and key employees)........         1,275              99        1,374
Employee Stock Purchase Plan......................................            15             118          133

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

    On September 21, 1990, the Board of Directors authorized the Company to purchase up to 1,000 shares of the Company's Common Stock on the open market or through privately negotiated transactions. As of May 31, 1996 the Company had purchased 406 shares of Common Stock on the open market under this program at an average price of $13.00 per share.

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

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
  DEFINED BENEFIT PLANS

    The pension plans for domestic salaried employees have benefit formulas based primarily on years of service and compensation. The pension benefit for hourly employees is generally based on a fixed amount per year of service. The Company follows the provisions of SFAS No. 87, "Employers' Accounting for Pensions" for all domestic and nondomestic pension plans.

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

    The following table sets forth the plans' funded status and the amount recognized in the Company's Consolidated Balance Sheets. The plans are grouped according to the portion of the accumulated benefit obligation funded as follows:

                                               MAY 31,
                                                 1996       MAY 31, 1995
                                               --------  ------------------
                                                ASSETS   BENEFITS   ASSETS
                                                EXCEED    EXCEED    EXCEED
                                               BENEFITS   ASSETS   BENEFITS
                                               --------  --------  --------
Actuarial present value of benefit
 obligation:
    Vested benefit obligation................  $(30,572) $(22,080) $ (5,135)
    Nonvested benefit obligation.............   (1,283 )     (740)      (20)
                                               --------  --------  --------
Accumulated benefit obligation...............  (31,855 )  (22,820)   (5,155)
Effect of projected salary increases on the
  benefit obligation.........................   (4,071 )   (1,735)   (1,385)
                                               --------  --------  --------
Projected benefit obligation.................  (35,926 )  (24,555)   (6,540)
Plans' assets at fair value..................   33,277     20,805     6,425
                                               --------  --------  --------
Projected benefit obligation in excess of
  plans' assets..............................   (2,649 )   (3,750)     (115)
Unrecognized net loss........................    5,340      2,225       670
Unrecognized prior service cost..............    1,391      1,320     --
Unrecognized transition obligation...........      833        710       245
                                               --------  --------  --------
Prepaid pension costs........................  $ 4,915   $    505  $    800
                                               --------  --------  --------
                                               --------  --------  --------

    The projected benefit obligation for domestic plans is determined using an assumed weighted average discount rate of 8.25% and 8.5% for fiscal 1996 and 1995, respectively, and an assumed average compensation increase of 3.0% in the first two years and 5.0% thereafter. The expected long-term rate of return on assets is 10.0% for fiscal 1996 and 1995. Unrecognized net loss, prior service cost and transition obligation are amortized on a straight-line basis over the estimated average future service period.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
    The projected benefit obligation for nondomestic plans is determined using an assumed weighted average discount rate of 6.5% and 7.5% for fiscal 1996 and 1995, respectively, and an assumed average compensation increase of 2.0% for the first five years and 4.0% thereafter. The expected long-term rate of return on assets is 6.5% for fiscal 1996 and 1995.

    The provisions of SFAS No. 87 "Employers' Accounting for Pensions" require recognition in the balance sheet of an additional minimum liability, an equity reduction and related intangible assets for pension plans with accumulated benefits in excess of plan assets. At May 31, 1995 the Company had a minimum pension liability of $3,765 reported within Retirement benefit obligation and deferred credits in the Consolidated Balance Sheets with $1,370 charged to Stockholders' equity in accordance with the provisions of SFAS No. 87. During fiscal 1996, the Company's funding of the domestic plans eliminated the charge to Stockholders' equity.

    Pension expense charged to results of operations includes the following components:

                                                            FOR THE YEAR ENDED MAY 31,
                                                            ---------------------------
                                                             1996      1995      1994
                                                            -------   -------   -------
Service costs for benefits earned during fiscal year......  $ 1,169   $ 1,255   $ 1,305
Interest cost on projected benefit obligation.............    2,587     2,440     2,265
Actual investment return on plan assets...................   (2,618)   (2,225)   (1,400)
Net amortization and deferral.............................      224        60      (480)
                                                            -------   -------   -------
Pension expense for Company plans.........................    1,362     1,530     1,690
Pension expense for the multi-employer plan...............    --        --           10
                                                            -------   -------   -------
Total pension expense.....................................  $ 1,362   $ 1,530   $ 1,700
                                                            -------   -------   -------
                                                            -------   -------   -------

  DEFINED CONTRIBUTION PLAN

    The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 15.0% of their pretax compensation, subject to applicable regulatory limits. The Company may make matching contributions up to 6.0% of compensation. Participants vest immediately in Company contributions. Expense charged to results of operations was $815, $830 and $800 in fiscal 1996, 1995 and 1994, respectively.

  DIRECTOR, EXECUTIVE AND KEY EMPLOYEE RETIREMENT BENEFIT AND PROFIT SHARING
PLANS

    The Company provides its outside directors with benefits upon retirement on or after age 65 provided they have completed at least five years of service as a director. Benefits are payable as a quarterly annuity in an amount equal to 25.0% of the annual retainer fee payable by the Company to active outside directors. Payment of benefits commences upon retirement and continues for a period equal to the total number of years of the retired director's service as a director to a maximum of ten years, or death, whichever occurs first. The Company also provides supplemental retirement and profit sharing benefits for current and former executives and key employees to supplement benefits provided by the Company's other benefit plans. The plans are not fully funded and may require funding in the event of a change in control of the Company as determined by the Company's Board of Directors. Expense charged to results of operations for these plans was $555, $585 and $545 in fiscal 1996, 1995 and 1994, respectively.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company provides health and life insurance benefits for certain eligible employees and retirees under a variety of plans. Generally these benefits are contributory, with retiree contributions adjusted annually. The postretirement plans are unfunded and the Company has the right to modify or terminate any of these plans in the future, in certain cases subject to union bargaining agreements. In fiscal 1995 the Company completed termination of postretirement healthcare and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The Company recognized an after tax gain of $250 from the reduction in the accumulated postretirement benefit obligation related to this termination of benefits.

    Postretirement benefit cost for the years ended May 31, 1996, 1995 and 1994 included the following components:

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------

Service cost.................................................  $  --      $       4  $      30
Interest cost................................................         65         70         98
                                                               ---------  ---------  ---------
                                                               $      65  $      74  $     128
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The funded status of the plans at May 31, 1996 and 1995 was as follows:

                                                                            1996       1995
                                                                          ---------  ---------

Accumulated postretirement benefit obligation:
  Current retirees......................................................  $     728  $     716
  Current employees -- fully eligible...................................        352        101
                                                                          ---------  ---------
                                                                              1,080        817
Plans' assets at fair value.............................................     --         --
                                                                          ---------  ---------
Accumulated postretirement benefit obligation in excess of plans'
 assets.................................................................      1,080        817
Unrecognized prior service cost, transition obligation and net
 (loss)/gain............................................................        (10)       156
                                                                          ---------  ---------
Accrued postretirement benefit cost in the Consolidated Balance
 Sheets.................................................................  $   1,070  $     973
                                                                          ---------  ---------
                                                                          ---------  ---------

    The assumed discount rates used to measure the accumulated postretirement benefit obligation were 8.25% and 8.5% at May 31, 1996 and 1995, respectively. The assumed rate of future increases in health care costs was 10.1% in fiscal 1996 and 1995, declining to 6.0% by the year 2003 and remaining at that rate thereafter. A one percent increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $26 as of May 31, 1996 and would not result in a significant change to the annual postretirement benefit expense.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

7.  COMMITMENTS AND CONTINGENCIES
    The Company leases certain facilities and equipment under agreements that expire at various dates through 2011. Rental expense under these leases was $6,828, $6,545 and $4,840 in fiscal 1996, 1995 and 1994, respectively.

    Future minimum payments under leases with initial or remaining terms of one year or more at May 31, 1996 were $4,745 for fiscal 1997, $4,268 for fiscal 1998, $3,775 for fiscal 1999, $3,253 for fiscal 2000 and $1,925 for fiscal 2001 and thereafter.

    The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance, contracts, sales of secured accounts receivables or other business requirements. The total of these instruments outstanding at May 31, 1996 was approximately $25,800.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

8.  AIRCRAFT LEASING ACTIVITIES
    The Company is an owner participant in four leveraged lease agreements entered into between March 1986 and May 1988. These agreements cover four narrow-body commercial aircraft and spare parts. The transactions involve aircraft currently operated by major carriers. The remaining terms of the leases range from 5 to 8 years. The Company's equity investment in these aircraft represents approximately one-third of the aggregate equipment cost. The remaining portion of the equipment cost is financed by third-party nonrecourse debt.

    The Company has ownership rights to the equipment subject to the right of the lessees to exercise certain purchase, renewal and termination options. For Federal income tax purposes, the Company receives investment tax credits and has the benefit of tax deductions for depreciation on the aggregate equipment cost and interest on the nonrecourse debt. During the early years of the lease, Federal income tax deductions exceeded the lease rental income. In the later years of the lease, rental income will exceed the deductions. In fiscal 1994, the Company's Investment in leveraged leases was repriced approximately $2,000 for the impact of an interest rate reduction on nonrecourse long-term debt secured by aircraft under leveraged lease, the tax rate change under the Omnibus Budget Reconciliation Act of 1993 and the Company's AMT position in accordance with SFAS No. 13 "Accounting for Leases."

    In August 1990, the Company sold a partial residual interest in a Boeing 737-300 aircraft currently subject to a leveraged lease. The lease term expires in March 2001. The principal portion of the proceeds from this sale was received in the form of a $2,000 note, bearing interest at 9.9%, due in March 2001 and was included with Retirement benefits, notes receivable and other on the Consolidated Balance Sheets. During fiscal 1996, the note was sold at approximately the outstanding principal and accrued interest receivable balance.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

8.  AIRCRAFT LEASING ACTIVITIES -- (CONTINUED)
    The condensed operating results and balance sheet financial information for aircraft leasing activities were as follows:

                                                                  FOR THE YEAR ENDED MAY
                                                                            31,
                                                                 -------------------------
                                                                  1996     1995     1994
                                                                 -------  -------  -------
 Operating Results:
    Revenues...................................................  $    --  $    --  $ 2,195
    Net income (loss)..........................................      (43)    (126)   1,132
  Balance Sheet:
    Total assets...............................................   31,600   37,500   39,700
    Stockholders' equity.......................................   24,180   24,223   24,349

    The Company's net investment in leveraged leases is comprised of the following elements:

                                                                            FOR THE YEAR ENDED
                                                                                 MAY 31,
                                                                            ------------------
                                                                              1996      1995
                                                                            --------  --------
 Rentals receivable (net of principal and interest on the nonrecourse debt)..................................................................  $ 14,545  $ 15,592
  Estimated residual value of leased assets...............................    23,950    23,950
  Unearned and deferred income............................................    (7,590)   (7,590)
                                                                            --------  --------
    Investment in leveraged leases........................................    30,905    31,952
  Deferred taxes..........................................................   (25,060)  (27,590)
                                                                            --------  --------
  Net investment in leveraged leases......................................  $  5,845  $  4,362
                                                                            --------  --------
                                                                            --------  --------

    Pretax income from leveraged leases was $0 in fiscal 1996 and 1995 and $1,955 in fiscal 1994. The tax effect from leveraged leases was $0 in fiscal 1996 and 1995 and $823 in fiscal 1994.

9.  BUSINESS SEGMENT INFORMATION
    The Company operates primarily in the aerospace/aviation industry and reports its activities in one primary business segment, Aviation Services.

    Export sales from the Company's United States operations to unaffiliated customers, the majority located in Europe, the Middle East, Asia, Canada, Mexico and South America (including sales through foreign sales offices of domestic subsidiaries), were approximately $148,503 (29.4% of total net sales), $144,056 (31.9% of total net sales) and $112,275 (27.5% of total net sales) in fiscal 1996, 1995 and 1994, respectively.

    Sales to the United States Government, its agencies and its contractors were approximately $92,362 (18.3% of total net sales), $82,708 (18.3% of total net sales) and $77,500 (19.0% of total net sales) in fiscal 1996, 1995 and 1994, respectively.

                           AAR CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

10. SELECTED QUARTERLY DATA (UNAUDITED)
    The unaudited selected quarterly data for fiscal years ended May 31, 1996 and 1995 are as follows.

                                  FISCAL 1996

                                                                          NET INCOME
QUARTER                          NET SALES   GROSS PROFIT   NET INCOME    PER SHARE
- -------------------------------  ---------   ------------   ----------   ------------
First..........................  $ 109,593     $ 20,497      $ 3,226        $ .20
Second.........................    121,261       21,963        3,691          .23
Third..........................    136,065       22,463        4,089          .26
Fourth.........................    138,071       25,842        5,006          .31
                                 ---------   ------------   ----------     ------
                                 $ 504,990     $ 90,765      $16,012        $1.00
                                 ---------   ------------   ----------     ------
                                 ---------   ------------   ----------     ------

                                  FISCAL 1995

                                                                          NET INCOME
QUARTER                          NET SALES   GROSS PROFIT   NET INCOME    PER SHARE
- -------------------------------  ---------   ------------   ----------   ------------
First..........................  $  97,191     $ 16,814      $ 2,005        $ .13
Second.........................     99,384       17,997        2,067          .13
Third..........................    125,232       20,437        2,876          .18
Fourth.........................    129,588       22,623        3,515          .22
                                 ---------   ------------   ----------     ------
                                 $ 451,395     $ 77,871      $10,463        $ .66
                                 ---------   ------------   ----------     ------
                                 ---------   ------------   ----------     ------

11. ALLOWANCES AND RESERVES

                          ALLOWANCES FOR DOUBTFUL ACCOUNTS

                                                                           FOR THE YEAR ENDED MAY 31,
                                                                           ---------------------------
                                                                            1996      1995      1994
                                                                           ------    ------    -------
Balance, beginning of year...............................................  $2,400    $2,000    $ 2,000
  Provision charged to operations........................................     900       895        600
  Deductions for accounts written off, net of recoveries.................    (810)     (495)      (600)
                                                                           ------    ------    -------
Balance, end of year.....................................................  $2,490    $2,400    $ 2,000
                                                                           ------    ------    -------
                                                                           ------    ------    -------

                         INVENTORY REALIZATION RESERVES

                                                                             FOR THE YEAR ENDED MAY 31,
                                                                           ------------------------------
                                                                             1996       1995       1994
                                                                           --------    -------    -------
Balance, beginning of year...............................................  $  6,329    $ 8,916    $14,000
  Provision charged to operations........................................     5,325      2,909      3,104
  Inventory written off and loss from disposal, net of recoveries........    (6,126)    (5,496)    (8,188)
                                                                           --------    -------    -------
Balance, end of year.....................................................  $  5,528    $ 6,329    $ 8,916
                                                                           --------    -------    -------
                                                                           --------    -------    -------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption "Nominees and Continuing Directors" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

    The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in
Part I above.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is incorporated by reference to the information contained under the caption "Compliance with
Section 16(a) of The Exchange Act" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information contained under the captions "Executive Compensation and Other
Information" (but excluding the following sections thereof, "Compensation Committee's Report on Executive Compensation" and "Stockholder Return Performance Graphs"); "Employment and Other Agreements" and "Directors Compensation" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

                              FINANCIAL STATEMENTS

                                                               PAGE
                                                              -------
Independent Auditors' Report, KPMG Peat Marwick LLP.........       12
Financial Statements -- AAR CORP. and Subsidiaries:
  Consolidated statements of income for the three years
   ended May 31, 1996.......................................       13
  Consolidated balance sheets as of May 31, 1996 and 1995...    14-15
  Consolidated statements of stockholders' equity for the
   three years ended May 31, 1996...........................       16
  Consolidated statements of cash flows for the three years
   ended May 31, 1996.......................................       17
  Notes to consolidated financial statements................    18-33
  Selected quarterly data (unaudited) for the years ended
   May 31, 1996 and 1995 (Note 10 to Consolidated Financial
   Statements)..............................................       33
Financial data schedule for the twelve-month period ended May 31,
  1996..............................................See exhibit index

                                    EXHIBITS

    The Exhibits filed as a part of this report are set forth in the Exhibit Index contained elsewhere herein. Each of the material contracts identified as Exhibits 10.1 through 10.10 is a management contract or compensatory plan or arrangement.

                              REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the three month period ended May 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          AAR CORP.

                                          (Registrant)
Date: August 15, 1996
                                          By:         /s/ IRA A. EICHNER

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

            SIGNATURE                        TITLE                    DATE
- ---------------------------------  -------------------------    ----------------

       /s/ IRA A. EICHNER          CHAIRMAN OF THE BOARD AND
- ---------------------------------   CHIEF EXECUTIVE OFFICER;
         Ira A. Eichner             DIRECTOR (PRINCIPAL
                                    EXECUTIVE OFFICER)
              /s/ DAVID P.         PRESIDENT AND CHIEF
             STORCH                 OPERATING OFFICER;
- ---------------------------------   DIRECTOR
         David P. Storch
      /s/ TIMOTHY J. ROMENESKO     VICE PRESIDENT,
- ---------------------------------   CHIEF FINANCIAL OFFICER
      Timothy J. Romenesko          AND TREASURER (PRINCIPAL
                                    FINANCIAL AND ACCOUNTING
                                    OFFICER)
             /s/ A. ROBERT         DIRECTOR
             ABBOUD
- ---------------------------------
        A. Robert Abboud
         /s/ HOWARD B. BERNICK     DIRECTOR
- ---------------------------------
        Howard B. Bernick
         /s/ EDGAR D. JANNOTTA     DIRECTOR                     August 15, 1996
- ---------------------------------
        Edgar D. Jannotta
             /s/ ROBERT D.         DIRECTOR
             JUDSON
- ---------------------------------
        Robert D. Judson
              /s/ ERWIN E.         DIRECTOR
             SCHULZE
- ---------------------------------
        Erwin E. Schulze
               /s/ JOEL D.         DIRECTOR
             SPUNGIN
- ---------------------------------
         Joel D. Spungin
        /s/ LEE B. STERN           DIRECTOR
- ---------------------------------
          Lee B. Stern
         /s/ RICHARD D. TABERY     DIRECTOR
- ---------------------------------
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

                                            3.2  By-Laws, as amended.(2) Amendment thereto dated April 12, 1994.(12)

 4. Instruments defining the                4.1  Restated Certificate of Incorporation  and Amendments (see  Exhibit
   rights of security holders                    3.1).

                                            4.2  By-Laws, as amended.(12)

                                            4.3  Credit  Agreement  dated June  1, 1993  between the  Registrant and
                                                 Continental Bank N.A. (now known as Bank of America, Illinois)(11), amendment thereto  dated  May  16, 1994(12)  and  second  amendment thereto dated May 19, 1995.(14)

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

                                            4.6  Officers'  certificates relating  to debt  securities dated October
                                                 24, 1989(10) and October 12, 1993.(10)

                                            4.7  Credit Agreement dated October 15, 1991 between the Registrant  and
                                                 The  First National Bank of Chicago, as Agent(7), amendment thereto dated March 31, 1994(12) and second amendment thereto dated May 31,
                                                 1995.(14)

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

                                           10.2  Death   Benefit  Agreement  dated  August   24,  1984  between  the
                                                 Registrant and Ira  A. Eichner;(8) Amendment  thereto dated  August
                                                 12, 1988.(4)

                                           10.3  Further  Restated and Amended Employment  Agreement dated August 1,
                                                 1985 between  the  Registrant  and Ira  A.  Eichner;(3)  Amendments
                                                 thereto dated August 12, 1988,(4) May 25, 1990 (filed herewith) and
                                                 July 13, 1994 (filed herewith).

               INDEX                                                          EXHIBITS
- ------------------------------------             -------------------------------------------------------------------
                                           10.4  Trust  Agreement dated August  12, 1988 between  the Registrant and
                                                 Ira A. Eichner(4) and amendments thereto dated May 25, 1990  (filed herewith) and February 4, 1994.(12)

                                           10.5  AAR CORP. Directors' Retirement Plan, dated April 14, 1992.(9)

                                           10.6  AAR CORP. Supplemental Key Employee Retirement Plan, dated July 13,
                                                 1994(13),  amended June 1,  1995 (filed herewith),  January 1, 1996
                                                 (filed herewith) and June 1, 1996 (filed herewith).

                                           10.7  Employment agreement dated June 1, 1994 between the Registrant  and
                                                 David P. Storch.(14)

                                           10.8  Severance  and Change in Control  agreement dated February 24, 1995 between the Registrant and Philip C. Slapke.(14)

                                           10.9  Severance and Change in Control  agreement dated February 24,  1995 between the Registrant and Howard A. Pulsifer.(14)

                                          10.10  Severance  and Change in Control  agreement dated February 24, 1995 between the Registrant and Timothy J. Romenesko.(14)

21. Subsidiaries of                        21.1  Subsidiaries of AAR CORP. (filed herewith).
   the Registrant

23. Consents of experts                    23.1  Consent of KPMG Peat Marwick LLP (filed herewith).
   and counsel

27. Financial Data                         27.1  Financial Data Schedule for the Registrant's fiscal year ended  May
   Schedules                                     31, 1996.

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

(12) Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(13) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

(14) Incorporated by reference to Exhibits to the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1995.