Form 10-Q
period 1996-08-31
AAR CORP
filed 1996-10-09
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 ______________


                                    FORM 10-Q
                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ______________


For The Quarterly Period Ended  AUGUST 31, 1996 Commission file number 1-6263

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

_______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.


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

   $1.00  par value, 15,962,401  shares outstanding as of    AUGUST  31, 1996.

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10-Q
                                 August 31, 1996
                                Table of Contents



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements
             Condensed Consolidated Balance Sheets                            3
             Condensed Consolidated Statements of Income                      4
             Condensed Consolidated Statements of Cash Flows                  5
             Notes to Condensed Consolidated Financial Statements         6 - 7
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8 - 9

PART II - OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K
             Exhibits                                                        10
             Reports on Form 8-K                                             10

     Signature Page                                                          11

     PART I, ITEM 1 - FINANCIAL STATEMENTS

                                AAR CORP. and Subsidiaries
                        Condensed Consolidated Balance Sheets
                        As of August 31,1996 and May 31, 1996
                                (000s omitted)

                                                  August 31,        May 31,
                                                     1996            1996
                                                 ------------      --------
                                                  (Unaudited)    (Derived from
                                                              audited financial
ASSETS                                                            statements)
------
Current assets:

  Cash and cash equivalents                       $ 27,316       $ 33,606

  Accounts receivable, less allowances
    of $2,240 and $2,490, respectively             114,142        107,138
  Inventories                                      151,997        138,200
  Equipment on or available for
    short-term lease                                27,017         36,884
  Deferred tax assets, deposits and other           18,436         22,184
                                                   -------        -------
    Total current assets                           338,908        338,012
                                                   -------        -------

Property, plant and equipment, net                  66,716         54,831
                                                   -------        -------
Other assets:
  Investment in leveraged leases                    30,601         30,905
  Cost in excess of underlying net assets of
    acquired companies                               5,791          5,842
  Retirement benefits, notes receivable and other    7,629          8,256
                                                   -------        -------
                                                    44,021         45,003
                                                   -------        -------
                                                  $449,645       $437,846
                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:

  Current maturities of long-term debt            $  1,490       $  1,474
  Accounts payable                                  58,096         59,005
  Accrued liabilities                               13,654         14,356
  Accrued taxes on income                            5,892          4,550
                                                   -------        -------
    Total current liabilities                       79,132         79,385
                                                   -------        -------
Long-term debt, less current maturities            117,901        118,292
Deferred tax liabilities                            30,418         30,680
Other liabilities, less discount of $1,102           9,898            -
Retirement benefit obligation and deferred credits   4,854          4,854
                                                   -------        -------
                                                   163,071        153,826
                                                   -------        -------
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized
      250 shares; none issued                         -               -

     Common stock, $1.00 par value, authorized
       80,000 shares; issued 16,449 and 16,404
       shares, respectively                         16,449         16,404
     Capital surplus                                84,518         83,975
     Retained earnings                             113,574        110,645
     Treasury stock, 486 and 406 shares at
       cost, respectively                           (6,886)        (5,285)
     Cumulative translation adjustments               (213)        (1,104)
                                                   -------        -------
                                                   207,442        204,635
                                                   -------        -------

                                                  $449,645       $437,846
                                                   =======        =======


            The accompanying Notes to Condensed Consolidated Financial
               Statements are an integral part of these statements.

                                AAR CORP. and Subsidiaries
                        Condensed Consolidated Statements of Income
                For the Three Months Ended August 31, 1996 and 1995
                                        (Unaudited)
                                (000s omitted except per share data)

                                                          Three Months Ended
                                                              August 31,
                                                          --------------------
                                                            1996         1995
                                                          --------     -------
Net sales                                                 $136,037    $109,593
                                                          --------     -------
Costs and operating expenses:
  Cost of sales                                            111,449      89,096
  Selling, general and administrative                       15,375      13,606
                                                          --------     -------
Operating income                                             9,213       6,891

Interest expense                                            (2,625)     (2,664)
Interest income                                                310         364
                                                          --------     -------

Income before provision for income taxes                     6,898       4,591

Provision for income taxes                                   2,050       1,365
                                                          --------     -------
Net income                                                $  4,848     $ 3,226
                                                          ========     =======

Net income per share of common stock                          $.30        $.20

Dividends paid and declared per share
  of common stock                                             $.12        $.12

Average shares outstanding                                  15,965      15,956












                The accompanying Notes to Condensed Consolidated Financial
                   Statements are an integral part of these statements.

                               AAR CORP. and Subsidiaries
                    Condensed Consolidated Statements of Cash Flows
                   For the Three Months Ended August 31, 1996 and 1995
                                       (Unaudited)
                                      (000s omitted)



                                                          Three Months Ended
                                                              August 31,
                                                          --------------------
                                                            1996         1995
                                                          --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  4,848     $ 3,226
  Adjustments to reconcile net income to net cash
    provided from operating activities:
      Depreciation and amortization                          2,679       2,612

      Change in certain assets and liabilities:
        Accounts receivable, net                            (6,826)     11,893
        Inventories, net                                   (13,481)      2,630
        Equipment on or available for short-term lease      10,027        (880)
        Deferred tax assets, deposits and other              3,753         710
        Accounts payable                                      (986)    (13,736)
        Accrued liabilities and taxes on income             (2,140)     (1,897)
        Other liabilities                                    9,898         -
        Accrued interest                                     2,470       2,468
                                                          --------     -------

  Net cash provided from operating activities               10,242       7,026
                                                          --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net          (14,056)     (2,151)
  Investment in leveraged leases                               304         459
  Notes receivable and other                                   376       3,294
                                                          --------     -------
  Net cash provided from (used in) investing activities    (13,376)      1,602
                                                          --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in borrowings                                        (375)       (533)
  Cash dividends                                            (1,919)     (1,915)
  Purchase of treasury stock                                (1,601)       (293)
  Proceeds from exercise of stock options and other            588         221
                                                          --------     -------

  Net cash (used in) financing activities                   (3,307)     (2,520)
                                                          --------     -------

Effect of exchange rate changes on cash                        151         (38)
                                                          --------     -------
Increase (decrease) in cash and cash equivalents            (6,290)      6,070

Cash and cash equivalents, beginning of period              33,606      22,487
                                                          --------     -------

Cash and cash equivalents, end of period                   $27,316     $28,557
                                                          ========     =======



             The accompanying Notes to Condensed Consolidated Financial
                Statements are an integral part of these statements.

                              AAR CORP. and Subsidiaries
                Notes to Condensed Consolidated Financial Statements
                                 August 31, 1996
                                 (000s omitted)

Note A - Basis of Presentation
------------------------------

The accompanying condensed consolidated financial statements include the accounts of AAR CORP. ("the Company") and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of May 31, 1996 has been derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 1996 and the condensed consolidated results of operations and cash flows for the three-month periods ended August 31, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform to the August 31, 1996 presentation.

Note B - Inventory
------------------

The summary of inventories is as follows:


                                          August 31,        May 31,
                                             1996            1996
                                          ----------      ---------
    Raw materials and parts               $   34,628      $  33,978
    Work-in-process                           13,834         12,179
    Purchased aircraft, parts, engines and
      components held for sale               102,089         90,438
    Finished goods                             1,446          1,605
                                          ----------      ---------
                                            $151,997       $138,200
                                          ==========      =========

During the first quarter of fiscal 1997, the Company made certain inventory purchases in which the vendors provided extended terms at no interest. Other liabilities reflect the long-term obligation under these arrangements and have been discounted at 6.5%.

                              AAR CORP. and Subsidiaries
                Notes to Condensed Consolidated Financial Statements
                              August 31, 1996 (Continued)
                                    (000s omitted)



Note C - Supplemental Cash Flows Information
--------------------------------------------

Supplemental information on cash flows:


                                                        Three Months Ended
                                                             August 31,
                                                       -------------------
                                                       1996           1995
                                                       -----         -----
            Interest paid                             $  120        $  160
            Income taxes paid                          1,340         1,520
            Income tax refunds received                  120            -


Note D - Cumulative Translation Adjustments
-------------------------------------------

The Cumulative translation adjustments account changed due to a net translation gain of $891 for the three-month period ended August 31, 1996. The change resulted from an increase in the value of the Company's net investment in foreign subsidiaries primarily resulting from a decrease in the value of the U.S. dollar against most European currencies. The noncash adjustment did not affect the Company's results of operations.

Note E - Earnings Per Share
---------------------------

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

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                             AAR CORP. and Subsidiaries
                                Results of Operations

                        (000s omitted except percent data)

Three-Month Periods Ended August 31, 1996
-----------------------------------------
(as compared with the same period of the prior year)

The following table sets forth net sales for the Company's classes of similar products and services within the Company's Aviation Services business segment:

                                                   Three Months Ended
                                                       August 31,
                                                   ------------------
                                                    1996        1995
                                                   --------    --------
Net Sales:

              Trading                              $ 77,667    $ 53,628
              Overhaul                               32,311      31,655
              Manufacturing                          26,059      24,310
                                                   --------    --------
                                                   $136,037    $109,593
                                                   ========    ========

Three-Month Period Ended August 31, 1996
----------------------------------------
(as compared with the same period of the prior year)

Consolidated net sales for the first quarter of the fiscal year ending May 31, 1997 (fiscal 1997) increased $26,444 or 24.1% over the same period in the prior year. Higher consolidated net sales reflect increased demand for the Company's products and services, as well as better overall conditions in the aerospace/aviation industry. Trading sales increased $24,039 or 44.8% over the prior year as a result of increased aircraft, airframe and large component part sales, as well as sales from both well-established and newer inventory management programs. Overhaul sales increased $656 or 2.1% due primarily to increased airframe component overhaul services. Sales also increased $1,749 or 7.2% in manufacturing due primarily to higher sales of the Company's floor maintenance products.

Consolidated gross profit increased $4,091 or 20.0% over the prior year period due to increased consolidated net sales, partially offset by a decline in the consolidated gross profit margin to 18.1% compared to the prior year period's margin of 18.7%. The lower consolidated gross profit margin was due primarily to the mix of inventories sold. Consolidated operating income increased $2,322 or 33.7% over the same period in the prior year and the Company's operating income margin increased to 6.8% compared to the prior year period's margin of 6.3%, as a result of increased net sales, partially offset by higher selling, general and administrative expense from higher personnel and marketing support costs.

Consolidated net income increased $1,622 or 50.3% primarily as a result of the factors discussed above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                                AAR CORP. and Subsidiaries
                                   Financial Condition

                (000s omitted except percent data and ratios)

At August 31, 1996
------------------
(as compared with May 31, 1996)

In the three-month period ended August 31, 1996, the Company generated $10,242 of cash from operations. This represents a $3,216 or 45.8% increase in cash generated from operations over the prior year period. The increase was generated through increased earnings and working capital management. The Company's cash and cash equivalent position decreased $6,290 at the end of the three-month period after making capital expenditures of $14,056, paying dividends of $1,919 and purchasing stock of the Company of $1,601. The increase in capital expenditures during the three-month period over the prior year reflects the Company's acquisition of a new headquarters and operating facility for approximately $11,650. This facility, which is in the process of being refurbished, will consolidate and replace certain facilities currently operated by the Company

The Company further strengthened its financial position during the first quarter of fiscal 1997 by reducing its long-term debt to capitalization ratio to 36.2%. The Company continues to maintain its available external sources of financing from $133,229 of unused available bank lines and a shelf registration on file with the Securities and Exchange Commission for $85,000 of medium or long-term debt securities, which it may issue at its discretion, subject to market conditions.

The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments, pay dividends and pursue favorable business opportunities.

A summary of key financial conditions, ratios and lines of credit follows:

   Description                            August 31, 1996      May 31, 1996
-----------------                       ------------------   ---------------
Working capital                                $259,776         $258,627
Current ratio                                     4.3:1            4.3:1

Bank Credit Lines:

 Borrowings outstanding                        $  -             $   -

 Available but unused lines                     132,229          132,977
                                               --------         --------
Total credit lines                             $132,229         $132,977
                                               ========         ========
Long-term debt less current
 maturities                                    $117,901         $118,292

Ratio of long-term debt to
 capitalization                                   36.2%            36.6%

PART II - OTHER INFORMATION


                                AAR CORP. and Subsidiaries
                                      August 31, 1996


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
(a)     Exhibits

Item
----
 27. Financial       27.1   Financial Data Schedule for the Registrant's three
         Data               month interim period ended August 31, 1996.
         Schedule

 (b)  Reports on Form 8-K for Quarter ended August 31, 1996:
      ------------------------------------------------------
      The Company filed no reports on Form 8-K during the three (3) months ended August 31, 1996.

                                        SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          AAR CORP.
                                    ------------------------------
                                        (Registrant)




Date:   October 8, 1996              /s/ Timothy J. Romenesko
        ---------------              ------------------------------
                                     Timothy J. Romenesko
                                     Vice President, Chief Financial
                                     Officer and Treasurer.


                                  (Principal accounting officer and officer
                                   duly authorized to sign on behalf of
                                   registrant)