Form 10-Q
period 1996-11-30
AAR CORP
filed 1997-01-13
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


For Quarterly Period Ended  NOVEMBER 30, 1996  Commission file number  1-6263
                           -------------------                        --------

                                    AAR CORP.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    36-2334820
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1111 NICHOLAS BOULEVARD, ELK GROVE VILLAGE, ILLINOIS             60007
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (847)  439-3939
                                                   -----------------------------

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

                              Yes   X       No       .
                                  -----        -----


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of each on the issuer's classes of common stock, as of the latest practicable date.


  $1.00   par value,  16,130,836  shares outstanding as of  NOVEMBER 30, 1996 .
---------            ------------                          -------------------

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10-Q
                                November 30, 1996
                                Table of Contents

                                                                           Page
 PART I -  FINANCIAL INFORMATION
    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets                             3
            Condensed Consolidated Statements of Income                       4
            Condensed Consolidated Statements of Cash Flows                   5
            Notes to Condensed Consolidated Financial Statements            6-7
    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8-10


 PART II - OTHER INFORMATION
    Item 4. Submission of Matters to a Vote of Security Holders              11
    Item 5. Other Information                                                11
    Item 6. Exhibits and Reports on Form 8-K
            Exhibits                                                         12
            Reports on Form 8-K                                              12

    Signature Page                                                           13

PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    As of November 30, 1996 and May 31, 1996
                                 (000s omitted)


                                                                               November 30,         May 31,
                                                                                   1996              1996
                                                                                -----------     --------------
                                                                                (Unaudited)      (Derived from
                                                                                               audited financial
                                                                                                  statements)
ASSETS

Current assets:
   Cash and cash equivalents                                                     $ 19,574          $ 33,606
   Accounts receivable, less allowances of $2,185 and $2,490 respectively         120,033           107,138
   Inventories                                                                    162,360           138,200
   Equipment on or available for short-term lease                                  28,952            36,884
   Deferred tax assets, deposits and other                                         22,645            22,184
                                                                                 --------          --------
      Total current assets                                                        353,564           338,012
                                                                                 --------          --------

Property, plant and equipment, net                                                 69,051            54,831
                                                                                 --------          --------

Other assets:
   Investments in leveraged leases                                                 29,495            30,905
   Cost in excess of underlying net assets of acquired companies                    5,774             5,842
   Retirement benefits, notes receivable and other                                 10,666             8,256
                                                                                 --------          --------
                                                                                   45,935            45,003
                                                                                 --------          --------

                                                                                 $468,550          $437,846
                                                                                 --------          --------
                                                                                 --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                          $  1,507          $  1,474
   Accounts payable                                                                75,464            59,005
   Accrued liabilities                                                             10,226            14,356
   Accrued taxes on income                                                          6,624             4,550
                                                                                 --------          --------
      Total current liabilities                                                    93,821            79,385
                                                                                 --------          --------

Long-term debt, less current maturities                                           117,506           118,292
Deferred tax liabilities                                                           30,158            30,680
Other liabilities, less discount of $1,102                                          9,898               -
Retirement benefit obligation and deferred credits                                  4,854             4,854
                                                                                 --------          --------
                                                                                  162,416           153,826
                                                                                 --------          --------

Stockholders' equity:
   Preferred stock, $1.00 par value, authorized 250 shares, none issued               -                 -
   Common stock, $1.00 par value, authorized 80,000
      shares; issued 16,770 and 16,404 shares, respectively                        16,770            16,404
   Capital surplus                                                                 90,552            83,975
   Retained earnings                                                              116,783           110,645
   Treasury stock, 639 and 406 shares at cost, respectively                       (10,846)           (5,285)
   Cumulative translation adjustments                                                (946)           (1,104)
                                                                                 --------          --------
                                                                                  212,313           204,635
                                                                                 --------          --------

                                                                                 $468,550          $437,846
                                                                                 --------          --------
                                                                                 --------          --------

           The accompanying Notes to Condensed Consolidated Financial
               Statements are an integral part of these statements

                           AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Income
          For the Three and Six Months Ended November 30, 1996 and 1995
                                   (Unaudited)
                      (000s omitted except per share data)

                                                Three Months Ended           Six Months Ended
                                                   November 30,                November 30,
                                             -----------------------     -----------------------
                                               1996           1995         1996           1995
                                             --------       --------     --------       --------
Net sales                                    $135,675       $121,261     $271,712       $230,854
                                             --------       --------     --------       --------

Costs and operating expenses:
   Cost of sales                              110,851         99,298      222,300        188,395
   Selling, general and administrative         15,031         14,292       30,406         27,897
                                             --------       --------     --------       --------
                                              125,882        113,590      252,706        216,292

Operating income                                9,793          7,671       19,006         14,562

Interest expense                               (2,569)        (2,621)      (5,194)        (5,285)
Interest income                                   199            221          509            585
                                             --------       --------     --------       --------

Income before provision for income taxes        7,423          5,271       14,321          9,862

Provision for income taxes                      2,279          1,580        4,329          2,945
                                             --------       --------     --------       --------

Net income                                   $  5,144       $  3,691     $  9,992       $  6,917
                                             --------       --------     --------       --------
                                             --------       --------     --------       --------

Net income per share of common stock         $    .32       $    .23     $    .62       $    .43

Average common shares outstanding              16,078         15,957       16,027         15,957

Dividends paid and declared per share
   of common stock                           $    .12       $    .12     $    .24       $    .24


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended November 30, 1996 and 1995
                                   (Unaudited)
                                 (000s omitted)

                                                                  Six Months Ended
                                                                    November 30,
                                                               ---------------------
                                                                 1996          1995
                                                               -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 9,992       $ 6,917
  Adjustments to reconcile net income to net cash
    provided from (used in) operating activities:
      Depreciation and amortization                              5,634         5,067

      Change in certain assets and liabilities:
         Accounts receivable, net                              (12,878)        2,433
         Inventories, net                                      (24,150)       (2,285)
         Equipment on or available for
            short-term lease                                     7,943        (2,125)
         Deferred tax assets, deposits and other                  (526)         (787)
         Accounts payable                                       16,433        (4,137)
         Accrued liabilities and taxes on income                (1,233)         (631)
         Other liabilities                                       9,898           -
                                                               -------       -------
  Net cash provided from operating activities                   11,113         4,452
                                                               -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net              (18,993)       (3,241)
  Investment in leveraged leases                                 1,410           674
  Notes receivable and other                                    (3,105)        3,232
                                                               -------       -------

  Net cash provided from (used in) investing activities        (20,688)          665
                                                               -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in borrowings                                            (753)         (896)
  Cash dividends                                                (3,854)       (3,830)
  Purchase of treasury stock                                    (5,561)         (587)
  Proceeds from exercise of stock options and other              5,629           441
                                                               -------       -------

  Net cash (used in) financing activities                       (4,539)       (4,872)
                                                               -------       -------

Effect of exchange rate changes on cash                             82           228
                                                               -------       -------

Increase (decrease) in cash and cash equivalents               (14,032)          473

Cash and cash equivalents, beginning of period                  33,606        22,487
                                                               -------       -------

Cash and cash equivalents, end of period                       $19,574       $22,960
                                                               -------       -------
                                                               -------       -------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                November 30, 1996
                                 (000s omitted)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of AAR CORP. ("the Company") and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of May 31, 1996 has been derived from audited financial statements. To prepare the financial statements in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 1996 and the condensed consolidated results of operations for the three and six months ended November 30, 1996 and 1995, and the condensed consolidated cash flows for the six months ended November 30, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform to the November 30, 1996 presentation.

NOTE B - INVENTORY

The summary of inventories is as follows:

                                                   November 30,      May 31,
                                                       1996           1996
                                                   ------------     --------

     Raw materials and parts                         $ 34,063       $ 33,978
     Work-in-process                                   14,495         12,179
     Purchased aircraft, parts, engines and
        components held for sale                      112,461         90,438
     Finished goods                                     1,341          1,605
                                                     --------       --------

                                                     $162,360       $138,200
                                                     --------       --------
                                                     --------       --------

During the first quarter of fiscal 1997, the Company made certain inventory purchases in which the vendors provided extended terms at no interest. Other liabilities reflect the long-term obligation under these arrangements payable through December 31, 1998 and have been discounted at 6.5%.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                         November 30, 1996  (Continued)
                                 (000s omitted)


NOTE C - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                            Six Months Ended
                                                              November 30,
                                                            -----------------
                                                             1996       1995
                                                            ------     ------

          Interest paid                                     $5,150     $5,200
          Income taxes paid                                  2,525      2,600
          Income tax refunds received                          125         70


NOTE D - CUMULATIVE TRANSLATION ADJUSTMENTS

The cumulative translation adjustments account changed due to a net translation gain of $158 for the six-month period ended November 30, 1996. The change resulted from an increase in the value of the Company's net investment in foreign subsidiaries primarily resulting from a decrease in the value of the U.S. dollar against most European currencies. The noncash adjustment did not affect the Company's results of operations.

NOTE E - EARNINGS PER SHARE
The per share data was calculated using the weighted average shares outstanding for the periods presented. Common stock equivalents consisting of employee stock options have not been included in the per share calculation as their dilutive effect is not material.

NOTE F - NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. Under SFAS No. 123, entities may elect to adopt the provisions of SFAS No. 123, or continue to apply the provisions of APB No. 25 "Accounting for Stock Issued to Employees" with additional disclosures. The Company has elected to continue to apply the provisions of APB No. 25 "Accounting for Stock Issued to Employees", which will result in expanded disclosures in the notes to consolidated financial statements in the fiscal 1997 annual report to stockholders.

       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS

                       (000s omitted except percent data)

THREE AND SIX-MONTH PERIOD ENDED NOVEMBER 30, 1996
(as compared with the same period of the prior year)

The following table sets forth net sales for the Company's classes of similar products and services within the Company's Aviation Services business segment:


                                 Three Months Ended          Six Months Ended
                                    November 30,               November 30,
                                 ---------------------     ---------------------
                                   1996         1995         1996         1995
                                 --------     --------     --------     --------

Net Sales:
               Trading           $ 78,361     $ 56,735     $156,030     $110,365
               Overhaul            35,781       35,324       68,091       66,978
               Manufacturing       21,533       29,202       47,591       53,511
                                 --------     --------     --------     --------
                                 $135,675     $121,261     $271,712     $230,854
                                 --------     --------     --------     --------
                                 --------     --------     --------     --------

THREE-MONTH PERIOD ENDED NOVEMBER 30, 1996
(as compared with the same period of the prior year)

Consolidated net sales for the second quarter of the Company's fiscal year ending May 31, 1997 (fiscal 1997) increased $14,414 or 11.9% over the same period in the prior year. Trading sales increased $21,626 or 38.1% over the prior year period reflecting strong sales of engine and airframe parts and components, particularly in conjunction with long-term inventory management programs. Overhaul sales increased $457 or 1.3% reflecting higher demand for certain airframe component overhaul services. Manufacturing sales were $7,669 or 26.3% below the prior year period reflecting lower sales of its products supporting the United States Government's rapid deployment program and lower sales of its cargo loading and handling systems.

Consolidated gross profit increased $2,861 or 13.0% over the prior year period due to increased consolidated net sales and an increase in the consolidated gross profit margin to 18.3% from 18.1%. Consolidated operating income increased $2,122 or 27.7% and the Company's operating income margin increased to 7.2% compared to the prior year period's margin of 6.3% as a result of increased net sales, partially offset by higher selling, general and administrative expenses from increased personnel costs.

Consolidated net income increased $1,453 or 39.4% over the prior year period due primarily to the factors discussed above.

       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS

                          (000s omitted except ratios)

SIX-MONTH PERIOD ENDED NOVEMBER 30, 1996
(as compared with the same period of the prior year)

Consolidated net sales for the first half of fiscal 1997 increased $40,858 or 17.7% over the prior year period reflecting overall increased demand for the Company's Trading and Overhaul products and services. Trading sales increased $45,665 or 41.4% over the prior year period due to increased aircraft, airframe and large component part sales, as well as sales under both existing and recently implemented inventory management programs. Overhaul sales increased $1,113 or 1.7%, reflecting increased airframe component overhaul services. Manufacturing sales were $5,920 or 11.1% below the prior year period, reflecting lower sales of its products supporting the United States Government's rapid deployment program and lower sales of its cargo loading and handling systems.

Consolidated gross profit increased $6,953 or 16.4% over the prior year period due to increased consolidated net sales, partially offset by a decline in the consolidated gross profit margin to 18.2% from 18.4% in the prior year period. The lower consolidated gross profit margin was due primarily to the mix of inventories sold during the first quarter of fiscal 1997.
Consolidated operating income increased $4,444 or 30.5% over the same six-month period in the prior year, and the Company's operating income margin increased to 7.0% compared to the prior year period's margin of 6.3% as a result of increased net sales, partially offset by higher selling, general and administrative expenses from higher personnel and marketing support costs.

Consolidated net income increased $3,075 or 44.5% primarily as a result of the factors discussed above.

       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION
                          (000s omitted except ratios)

AT NOVEMBER 30, 1996
(as compared with May 31, 1996)

In the six-month period ended November 30, 1996, the Company generated $11,113 of cash from operations through increased earnings and working capital management. The company's cash and cash equivalent position decreased $14,032 at the end of the six-month period after making capital expenditures of $18,993, and paying dividends of $3,854. The increase over the prior year in capital expenditures during the six-month period reflects the Company's acquisition and refurbishment of an operating facility for approximately $13,700. This facility will accommodate the growth of the Company's principal trading operating units and at the same time permit the Company to consolidate and replace certain facilities currently operated by the Company. Upon the sale of the facilities owned by the Company vacated as a result of the relocation to the new building, the proceeds will be added to cash and cash equivalents. In the six-month period ended November 30, 1996, the Company acquired 233 shares of its stock for $5,561, of which 175 shares were acquired in connection with the exercise of stock options.

The Company further strengthened its financial position during the second quarter of fiscal 1997 by reducing its long-term debt to capitalization ratio to 35.6%. The Company continues to maintain its available external sources of financing from $136,977 of unused available bank lines and a shelf registration on file with the Securities and Exchange Commission under which up to $85,000 of additional medium or long-term debt securities may be sold subject to market conditions. During the second quarter of fiscal 1997, the Company entered into amended and restated credit agreements for $60 million of committed facilities with two financial institutions. The new agreements are effective through August 31, 1999, with annual evergreen extension options.

The Company believes that its cash and cash equivalents and available sources of capital will continue to provide the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.

A summary of key financial conditions, ratios, and lines of credit follows:

       Description                                   November 30,      May 31,
  ---------------------                                  1996           1996
                                                     ------------     --------

  Working capital                                      $259,743       $258,627
  Current ratio                                           3.8:1          4.3:1

  Bank Credit Lines:
   Borrowings outstanding                              $  -           $  -
   Available but unused lines                           136,977        132,977
                                                       --------       --------
  Total credit lines                                   $136,977       $132,977
                                                       --------       --------
                                                       --------       --------

  Long-term debt less current
   maturities                                          $117,506       $118,292

  Ratio of long-term debt to
   capitalization                                         35.6%          36.6%

PART II - OTHER INFORMATION

                           AAR CORP. and Subsidiaries
                               November 30, 1996

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Meeting of Shareholders of the Company was held on October 9, 1996. The following two items were acted upon at the meeting:

          1) Election of four Class III directors to serve until the 1999 Annual Meeting of Stockholders.

               There were no abstentions and no broker non-votes for any of the nominees for director. The number of votes cast for, or withheld, for each nominee for director were as follows:

                                           For      Withheld
                                        ----------  --------
                    A. Robert Abboud    14,475,930     -
                    Howard B. Bernick   14,653,423     -
                    Ira A. Eichner      14,637,432     -
                    Robert B. Judson    14,653,902     -

          2) Amendment to the Company's Stock Benefit Plan to increase the total number of additional shares of common stock that become available for award under the Plan each year.

               The results of the vote were as follows:
                    For                 8,667,434
                    Against             4,137,718
                    Abstain                43,568
                    Broker non-vote     1,824,186

          No other matters were presented to the Company's shareholders for action at the Annual Meeting of Shareholders.

Item 5.   OTHER INFORMATION.

     In 1981, a subsidiary of the Company acquired property at which, from 1957 to 1971, the former owner manufactured products containing a thorium alloy under a license from the predecessor of the Nuclear Regulatory Commission (the "NRC"). As a result of an investigation of terminated licenses, in 1994 the NRC requested that the Company's subsidiary perform an investigation of the property. That investigation revealed certain areas of low level residual thorium contamination that will require remediation. In April 1996, the subsidiary submitted a proposal to the NRC for remediating the site, which is currently pending before the NRC. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)  EXHIBITS

Item
 4.  Instruments         4.3  Credit Agreement dated September 9, 1996, between
     defining the rights      the Registrant and Bank of America, Illinois.
     of security holders

                         4.7 Credit Agreement dated October 7, 1996, between the Registrant and the First National Bank of Chicago.

10.  Material Contracts  10.1 Amendments to AAR CORP. Stock Benefit Plan.
                              First amendment dated July 29, 1996 and second amendment dated January 2, 1997.

                         10.7 Amendment dated October 9, 1996 to Employment
                              Agreement dated June 1, 1994 between the
                              Registrant and David P. Storch.

27.  Financial           27.1 Financial Data Schedule for the Registrant's six-
     Data Schedule            month interim period ended November 30, 1996.

(b)  REPORTS ON FORM 8-K FOR QUARTER ENDED NOVEMBER 30, 1996:
     The Company filed no reports on Form 8-K during the three months ended November 30, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AAR CORP.
                                        -------------------
                                        (Registrant)



Date: January 13, 1997                   /s/ Timothy J. Romenesko
                                        ---------------------------------------
                                        Timothy J. Romenesko
                                        Vice President, Chief Financial Officer
                                        and Treasurer.

                                        (Principal accounting officer and
                                        officer duly authorized to sign on
                                        behalf of registrant)