Form 10-Q
period 1997-02-28
AAR CORP
filed 1997-04-11
CIK 1750

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                    ______________

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ________________


For Quarterly Period Ended  February 28, 1997  Commission file number  1-6263
                           ------------------                         --------

                                      AAR CORP.
                           --------------------------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                                36-2334820
--------------------------------       ------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS         60191
-----------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code     (630) 227-2000
                                                   --------------------------

Former Address: 1111 Nicholas Boulevard, Elk Grove Village, Illinois 60007
-----------------------------------------------------------------------------
                 Former name, former address and former fiscal year,
                            if changed since last report.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes       X       No           .
                             -----------     ----------

                        (APPLICABLE ONLY TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each on the issuer's classes of common stock, as of the latest practicable date.


  $1.00  par value, 18,155,864  shares outstanding as of  FEBRUARY 28, 1997   .
---------          ------------                          ---------------------

                              AAR CORP. and Subsidiaries
                            Quarterly Report on Form 10-Q
                                  February 28, 1997
                                  Table of Contents


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

PART I, ITEM 1 - FINANCIAL STATEMENTS

                              AAR CORP. and Subsidiaries
                        Condensed Consolidated Balance Sheets
                       As of February 28, 1997 and May 31, 1996
                                    (000s omitted)

                                                 February 28,        May 31,
                                                     1997             1996
                                                 -----------     -------------
                                                 (Unaudited)     (Derived from
                                                               audited financial
                                                                   statements)
ASSETS
------
Current assets:
    Cash and cash equivalents                      $ 53,983          $ 33,606
    Accounts receivable, less allowances of
     $2,200 and $2,490 respectively                 131,067           107,138
    Inventories                                     167,710           138,200
    Equipment on or available for short-term
     lease                                           32,905            36,884
    Deferred tax assets, deposits and other          24,068            22,184
                                                   --------          --------
         Total current assets                       409,733           338,012
                                                   --------          --------

Property, plant and equipment, net                   69,865            54,831
                                                   --------          --------

Other assets:
    Investments in leveraged leases                  28,661            30,905
    Cost in excess of underlying net assets
     of acquired companies                            5,704             5,842
    Retirement benefits, notes receivable
     and other                                        9,889             8,256
                                                   --------          --------
                                                     44,254            45,003
                                                   --------          --------

                                                   $523,852          $437,846
                                                   --------          --------
                                                   --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt           $  1,524          $  1,474
    Accounts payable                                 81,242            59,005
    Accrued liabilities                              15,646            14,356
    Accrued taxes on income                           3,276             4,550
                                                   --------          --------
         Total current liabilities                  101,688            79,385
                                                   --------          --------

Long-term debt, less current maturities             117,126           118,292
Deferred tax liabilities                             30,239            30,680
Other liabilities                                     5,898                 -
Retirement benefit obligation and
 deferred credits                                     4,854             4,854
                                                   --------          --------
                                                    158,117           153,826
                                                   --------          --------
Stockholders' equity:
    Preferred stock, $1.00 par value,
     authorized 250 shares, none issued                   -                 -
    Common stock, $1.00 par value,
     authorized 80,000 shares; issued
     18,819 and 16,404 shares, respectively          18,819            16,404
    Capital surplus                                 139,249            83,975
    Retained earnings                               120,785           110,645
    Treasury stock, 663 and 406 shares
     at cost, respectively                          (11,513)           (5,285)
    Cumulative translation adjustments               (3,293)           (1,104)
                                                   --------          --------
                                                    264,047           204,635
                                                   --------          --------

                                                   $523,852          $437,846
                                                   --------          --------
                                                   --------          --------

              The accompanying Notes to Condensed Consolidated Financial
                 Statements are an integral part of these statements

                             AAR CORP. and Subsidiaries
                     Condensed Consolidated Statements of Income
          For the Three and Nine Months Ended February 28/29, 1997 and 1996
                                     (Unaudited)
                         (000s omitted except per share data)



                                                       Three Months Ended             Nine Months Ended
                                                         February 28/29,               February 28/29,
                                                  ---------------------------     -------------------------
                                                     1997              1996          1997            1996
                                                    ------            ------        ------          ------
Net sales                                         $ 154,135         $ 136,065     $ 425,847       $ 366,919
                                                  ---------         ---------     ---------       ---------

Costs and operating expenses:
    Cost of sales                                   125,995           113,602       348,295         301,997
    Selling, general and administrative              16,829            14,154        47,235          42,051
                                                  ---------         ---------     ---------       ---------
                                                    142,824           127,756       395,530         344,048

Operating income                                     11,311             8,309        30,317          22,871

Interest expense                                     (2,952)           (2,693)       (8,146)         (7,978)
Interest income                                         127               183           636             768
                                                  ---------         ---------     ---------       ---------

Income before provision for income taxes              8,486             5,799        22,807          15,661

Provision for income taxes                            2,546             1,710         6,875           4,655
                                                  ---------         ---------     ---------       ---------

Net income                                        $   5,940         $   4,089     $  15,932       $  11,006
                                                  ---------         ---------     ---------       ---------
                                                  ---------         ---------     ---------       ---------
Net income per share of common stock              $     .36         $     .26     $     .98       $     .69

Average common shares outstanding                    16,502            15,999        16,182          15,971

Dividends paid and declared per share
    of common stock                               $     .12         $     .12     $     .36       $     .36


              The accompanying Notes to Condensed Consolidated Financial
                 Statements are an integral part of these statements.

                              AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
               For the Nine Months Ended February 28/29, 1997 and 1996
                                     (Unaudited)
                                    (000s omitted)

                                                           Nine Months Ended
                                                             February 28/29
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $15,932      $11,006
    Adjustments to reconcile net income to net cash
         provided from (used in) operating activities:
         Depreciation and amortization                     8,838        7,493

         Change in certain assets and liabilities:
         Accounts receivable, net                        (24,491)      (4,791)
         Inventories, net                                (27,507)       4,180
         Equipment on or available for
          short-term lease                                 3,626          265
         Deferred tax assets, deposits and other          (1,293)      (4,838)
         Accounts payable                                 22,733         (336)
         Accrued liabilities and taxes on income          (2,189)      (1,688)
         Other liabilities                                 5,898          -
         Accrued interest                                  2,435        2,454
                                                       ---------    ---------

    Net cash provided from operating activities            3,982       13,745
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment expenditures, net      (26,243)      (5,050)
    Investment in leveraged leases                         2,244          991
    Notes receivable and other                            (3,125)       1,466
                                                       ---------    ---------

    Net cash (used in) investing activities              (27,124)      (2,593)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in borrowings                                  (1,116)      (1,262)
    Cash dividends                                        (5,792)      (5,753)
    Purchase of treasury stock                            (6,228)        (799)
    Proceeds from exercise of stock options and other      6,300        1,827
    Proceeds from stock offering                          50,450          -
                                                       ---------    ---------

    Net cash provided from (used in) financing
     activities                                           43,614       (5,987)
                                                       ---------    ---------

Effect of exchange rate changes on cash                      (95)          78
                                                       ---------    ---------

Increase in cash and cash equivalents                     20,377        5,243

Cash and cash equivalents, beginning of period            33,606       22,487
                                                       ---------    ---------

Cash and cash equivalents, end of period               $  53,983    $  27,730
                                                       ---------    ---------
                                                       ---------    ---------


              The accompanying Notes to Condensed Consolidated Financial
                 Statements are an integral part of these statements.

                              AAR CORP. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                  February 28, 1997
                                    (000s omitted)

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

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 1997 and the condensed consolidated results of operations for the three and nine-month periods ended February 28/29, 1997 and 1996, and the condensed consolidated cash flows for the nine-month periods ended February 28/29, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform to the February 28, 1997 presentation.

NOTE B - INVENTORY

The summary of inventories is as follows:

                                                     February 28,     May 31,
                                                          1997          1996
                                                     ------------   ----------
    Raw materials and parts                            $  35,522    $  33,978
    Work-in-process                                       14,447       12,179
    Purchased aircraft, parts, engines and
        components held for sale                         116,024       90,438
    Finished goods                                         1,717        1,605
                                                       ---------    ---------
                                                       $ 167,710    $ 138,200
                                                       ---------    ---------
                                                       ---------    ---------

During the first quarter of fiscal 1997, the Company made certain inventory purchases in which the vendors provided extended terms at no interest. Other liabilities reflect the long-term obligation under these arrangements payable through December 31, 1998 and have been discounted at 6.5%.

                              AAR CORP. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                            February 28, 1997  (Continued)
                                    (000s omitted)


NOTE C - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                           Nine Months Ended
                                                            February 28/29,
                                                          -------------------
                                                           1997         1996
                                                          -------      ------
    Interest paid                                         $5,430       $5,330
    Income taxes paid                                      7,532        3,830
    Income tax refunds received                              147           80


NOTE D - CUMULATIVE TRANSLATION ADJUSTMENTS

The cumulative translation adjustments account changed due to a net translation loss of $2,189 for the nine-month period ended February 28, 1997. The change resulted from a decrease in the value of the Company's net investment in foreign subsidiaries primarily resulting from an increase in the value of the U.S. dollar against certain European currencies. The noncash adjustment did not affect the Company's results of operations.

NOTE E - COMMON STOCK AND EARNINGS PER SHARE
During February 1997, the Company completed the sale of two million shares of common stock, raising $50,450, which is net of expenses. The per share data was calculated using the weighted average shares outstanding for the periods presented. Common stock equivalents consisting of employee stock options have not been included in the per share calculation as their dilutive effect is not material.

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

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

                              AAR CORP. AND SUBSIDIARIES
                                RESULTS OF OPERATIONS

                          (000s omitted except percent data)

THREE AND NINE-MONTH PERIOD ENDED FEBRUARY 28, 1997
(as compared with the same period of the prior year)

The following table sets forth net sales for the Company's classes of similar products and services within the Company's Aviation Services business segment:

                                  Three Months Ended        Nine Months Ended
                                   February 28/29,            February 28/29,
                              ----------------------     ---------------------
                                  1997         1996         1997         1996
                              ---------    ---------     --------     --------
Net Sales:
    Trading                   $  95,035    $  72,694     $251,062     $183,057
    Overhaul                     37,409       33,136      105,502      100,115
    Manufacturing                21,691       30,235       69,283       83,747
                              ---------     --------     --------     --------
                              $ 154,135    $ 136,065     $425,847     $366,919
                              ---------     --------     --------     --------
                              ---------     --------     --------     --------

THREE-MONTH PERIOD ENDED FEBRUARY 28, 1997
(as compared with the same period of the prior year)

Consolidated net sales for the third quarter of the Company's fiscal year ending May 31, 1997 (fiscal 1997) increased $18,070 or 13.3% over the same period in the prior year reflecting continued strong demand for the Company's broad range of products and services. Trading sales increased $22,341 or 30.7% over the prior year period reflecting growth in its airframe and engine parts businesses and increased engine trading and leasing business. A majority of the sales increase in the engine parts business was in conjunction with long-term inventory management programs. Overhaul sales increased $4,273 or 12.9% reflecting higher demand for certain aircraft maintenance and aircraft component repair services. Manufacturing sales were $8,544 or 28.3% below the prior year period reflecting lower demand of its products supporting the United States Government's rapid deployment program and lower sales of its cargo loading and handling systems.

Consolidated gross profit increased $5,677 or 25.3% over the prior year period due to increased consolidated net sales and an increase in the consolidated gross profit margin to 18.3% from 16.5%. The improvement in the consolidated gross profit margin was attributable to the mix of inventories sold. Consolidated operating income increased $3,002 or 36.1% and the Company's operating income margin increased to 7.3% compared to the prior year period's margin of 6.1% as a result of increased net sales and an increase in consolidated gross profit, partially offset by higher selling, general and administrative expenses from higher personnel and marketing support costs.

Consolidated net income increased $1,851 or 45.3% over the prior year period due primarily to the factors discussed above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

                              AAR CORP. AND SUBSIDIARIES
                                RESULTS OF OPERATIONS

                             (000s omitted except ratios)

NINE MONTH PERIOD ENDED FEBRUARY 28, 1997
(as compared with the same period of the prior year)

Consolidated net sales for the nine months of fiscal 1997 increased $58,928 or 16.1% over the prior year period reflecting overall increased demand for the Company's trading and overhaul products and services. Trading sales increased $68,005 or 37.1% over the prior year period due to increased engine, airframe and large component part sales, and improved engine trading and leasing business. Overhaul sales increased $5,387 or 5.4% reflecting increased demand for aircraft maintenance services. Manufacturing sales were $14,464 or 17.3% below the prior year period, reflecting lower demand of its products supporting the United States Government's rapid deployment program and lower sales of its cargo loading and handling systems.

Consolidated gross profit increased $12,630 or 19.5% over the prior year period due to increased consolidated net sales and an increase in the consolidated gross profit margin to 18.2% from 17.7% in the prior year period. The higher consolidated gross profit margin was due primarily to the mix of inventories sold during the third quarter of fiscal 1997. Consolidated operating income increased $7,446 or 32.6% over the same nine-month period in the prior year, and the Company's operating income margin increased to 7.1% compared to the prior year period's margin of 6.2% as a result of increased net sales and consolidated gross profit, partially offset by higher selling, general and administrative expenses from higher personnel and marketing support costs.

Consolidated net income increased $4,926 or 44.8% primarily as a result of the factors discussed above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

                              AAR CORP. AND SUBSIDIARIES
                                 FINANCIAL CONDITION
                             (000s omitted except ratios)

AT FEBRUARY 28, 1997
(as compared with May 31, 1996)

In the nine-month period ended February 28, 1997, the Company generated $3,982 of cash from operations compared to $13,745 in the nine-month period ended February 29, 1996. The reduction in cash generated from operations was due to working capital investments made as a result of growth in the Company's trading and overhaul businesses. The Company's cash and cash equivalent position increased $20,377 at the end of the nine-month period reflecting the sale of two million shares of common stock during the third quarter for $50,450 which is net of expenses, partially offset by capital expenditures of $26,243, and dividends of $5,792. The increase over the prior year in capital expenditures during the nine-month period reflects the Company's acquisition and refurbishment of an operating facility for approximately $18,500. This facility allowed the Company to consolidate and replace certain facilities previously operated by the Company and will accommodate the growth of the Company's principal trading operating units. Upon the sale of the facilities owned by the Company vacated as a result of the relocation to the new building, the proceeds will be added to cash and cash equivalents. In the nine-month period ended February 28, 1997, the Company acquired 256 shares of its stock for $6,229, of which 198 shares were acquired in connection with the exercise of stock options.

At February 28, 1997, the Company's long-term debt to capitalization ratio is 30.7% compared to 36.6% at May 31, 1996. The reduction in the long-term debt to capitalization ratio principally reflects the Company's recently completed common stock offering. The Company continues to maintain its available external sources of financing from $136,316 of unused available bank lines and a shelf registration on file with the Securities and Exchange Commission under which up to $85,000 of additional medium or long-term debt securities may be sold subject to market conditions.

The Company believes that its cash and cash equivalents and available sources of capital will continue to provide the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.

Subsequent to the end of the third quarter, the Company completed the sale of its hardware distribution unit, realizing in cash the Company's total investment in this business. The decision to divest this business was a result of a review of the unit's performance measured against the Company's long-term financial objectives.

A summary of key financial conditions, ratios, and lines of credit follows:

    Description                                      February 28,      May 31,
     -----------                                          1997           1996
                                                     ------------      -------
    Working capital                                      $308,045     $258,627
    Current ratio                                           4.0:1        4.3:1

    Bank credit lines:
       Borrowings outstanding                            $    -       $    -
       Available but unused lines                         136,316      132,977
                                                         --------     --------
    Total credit lines                                   $136,316     $132,977
                                                         --------     --------
                                                         --------     --------

    Long-term debt less current
       maturities                                        $117,126     $118,292

    Ratio of long-term debt to
       capitalization                                       30.7%        36.6%

PART II - OTHER INFORMATION

                              AAR CORP. and Subsidiaries
                                  February 28, 1997

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)  EXHIBITS

ITEM


27.  Financial           27.1      Financial Data Schedule for the Registrant's
     Data Schedule                 nine-month interim period ended
                                   February 28, 1997.

(b)  REPORTS ON FORM 8-K FOR QUARTER ENDED FEBRUARY 28, 1997:
     The Company filed no reports on Form 8-K during the three months ended February 28, 1997.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             AAR CORP.
                                        --------------------------------
                                        (Registrant)



Date: April 10, 1997                      /s/ Timothy J. Romenesko
     ----------------                   --------------------------------
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