Form 10-K405
period 1997-05-31
AAR CORP
filed 1997-08-22
CIK 1750

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 1997             COMMISSION FILE NUMBER 1-6263
                                   AAR CORP.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                            36-2334820
  (State or Other Jurisdiction of             (I.R.S. Employer
  Incorporation or Organization)             Identification No.)

   ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE,
                       ILLINOIS                                   60191
       (Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code (630) 227-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                  ON WHICH REGISTERED
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At July 31, 1997, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $615,745,166. The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

    On July 31, 1997, there were 18,341,213 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders, to be held October 8, 1997, is incorporated by reference in
Part III to the extent described therein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
PART I

  Item 1.           Business..............................................................................          2

  Item 2.           Properties............................................................................          4

  Item 3.           Legal Proceedings.....................................................................          4

  Item 4.           Submission of Matters to a Vote of Security Holders...................................          5

                    Executive Officers of the Registrant..................................................          5

PART II

  Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters.............          6

  Item 6.           Selected Financial Data...............................................................          7

  Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                      Operations..........................................................................          8

  Item 8.           Financial Statements and Supplementary Data...........................................         12

  Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure..........................................................................         34

PART III

  Item 10.          Directors and Executive Officers of the Registrant....................................         35

  Item 11.          Executive Compensation................................................................         35

  Item 12.          Security Ownership of Certain Beneficial Owners and Management........................         35

  Item 13.          Certain Relationships and Related Transactions........................................         35

PART IV

  Item 14.          Exhibits, Financial Statements, Schedules and Reports on Form 8-K.....................         36

SIGNATURES................................................................................................         37

                                     PART I

ITEM 1.  BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGE AND EMPLOYEE DATA)

    AAR CORP. and its subsidiaries are referred to herein collectively as the "Company," unless the context indicates otherwise. The Company was organized in 1955 as the successor to a business founded in 1951 and was reincorporated in Delaware in 1966. The Company is a worldwide leader in supplying aftermarket products and services to the global aerospace/aviation industry.

    Certain of the Company's aviation-related activities and products are subject to licensing, certification and other requirements imposed by the Federal Aviation Administration and other regulatory agencies, both domestic and foreign. The Company believes that it has all licenses and certifications that are material to the conduct of its business.

    The Company's Trading activities include the purchase, sale and lease of a wide variety of new, overhauled and repaired products for the aviation aftermarket. These include a broad range of engine and aircraft parts, spare engines, instruments, avionics, hydraulics and pneumatic systems, landing gear, flight control systems, and other components and accessories. These products are comprised of new and used parts and components purchased from manufacturers and others, as well as components and parts that the Company has overhauled or repaired. The Company also provides customized inventory supply and management programs for certain aircraft and engine parts in support of customer maintenance activities. The Company's primary sources of aviation products for its Trading activities are domestic and foreign airlines, independent aviation service companies, aircraft leasing companies, and airframe, engine and other original equipment manufacturers. The Company's Trading activities also include the purchase, sale, lease and lease financing of new and used jet aircraft. During the fourth quarter of fiscal 1997, the Company sold its hardware distribution unit. During the first quarter of fiscal 1998, the Company purchased substantially all of the assets of Cooper Aviation Industries, Inc., a distributor of factory-new aviation parts and accessories to the commercial, regional/commuter and general aviation markets.

    The Company's Overhaul activities include a wide range of repair and maintenance services, parts, component exchange and other products for its aerospace/aviation commercial and military customers. The Company's overhaul capabilities include most commercial aircraft landing gear; a wide variety of avionic, instrument, electrical, electronic, fuel, hydraulic and pneumatic components; and a broad range of internal engine components. AAR also operates an aircraft maintenance facility providing maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, military, regional, business and general aviation aircraft and provides overhaul and parts supply services to industrial gas and steam turbine operators. The Company's overhaul operations support the Company's own Trading activities by repairing and overhauling parts for sale by the trading business, including parts needed for its inventory management program customers.

    The Company's Manufacturing activities include the manufacture and repair of a wide array of containers, pallets and shelters in support of military and humanitarian rapid deployment activities. The Company's Manufacturing activities also include the design, manufacture and installation of in-plane cargo loading and handling systems for commercial and military aircraft and helicopters, and a line of specialized protective transport cases that are used to transport sensitive and calibrated tools and instruments, as well as vacuum storage containers that protect machinery and equipment during long-term storage. AAR also designs and manufactures a complete line of self-propelled floor sweepers and scrubbers for a variety of industrial and commercial uses, which it sells under the PowerBoss-Registered Trademark- name.

    The Company furnishes aviation products and services primarily through its own employees. Domestic and foreign airlines, regional/commuter airlines, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies are the principal customers for the Company's aviation trading activities. Principal customers of the Company's aviation overhaul activities are commercial airlines, aircraft leasing companies, business aircraft operators, military overhaul depots, military contractors and original equipment manufacturers. Sales of aviation products and services to commercial airlines are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (E.G., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft.

    The Company is a leading independent supplier of aviation services to the highly competitive worldwide aviation aftermarket. In its Trading and Overhaul activities, competition is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in the parts supply business include the original equipment manufacturers, commercial airlines, and other independent suppliers of parts and services. In certain of its leasing and commercial jet aircraft trading activities, the Company faces competition from financial institutions, syndicators, commercial and specialized leasing companies and other entities that provide financing. AAR also competes with various repair and overhaul organizations, which include the service arms of original equipment manufacturers, the maintenance departments or divisions of large commercial airlines (some of which also offer maintenance services to third parties), and independent organizations. AAR's pallet, container and shelter manufacturing activities compete with several modest-sized private companies, and its cargo systems competitors include a number of divisions of large corporations. Although certain of the Company's competitors have substantially greater financial and other resources than the Company, the Company believes that it has maintained a satisfactory competitive position through its responsiveness to customer needs, its attention to quality and its unique combination of trading expertise, technical capabilities and financial strength.

    At May 31, 1997 backlog believed to be firm was approximately $84,795 compared to $86,061 at May 31, 1996. An additional $45,743 of unfunded government options on awarded contracts also existed at May 31, 1997. It is expected that approximately $82,066 of the backlog will be shipped in fiscal 1998.

    Sales to the U.S. Government, its agencies and its contractors were approximately $82,125 (13.9% of total net sales), $92,362 (18.3% of total net sales) and $82,708 (18.3% of total net sales) in fiscal years 1997, 1996 and 1995, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of the Company's government contracts are for aviation products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high-technology military requirements, these products and services are less likely to be affected by reductions in defense spending. The Company's contracts with the U.S. Government and its agencies are typically firm agreements to provide aviation products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government agency. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

    At May 31, 1997, the Company employed approximately 2,100 persons worldwide.

    For information concerning the Company's Business Segment activities, including classes of similar products and services, see Item 7, "Management's Discussion and Analysis of Financial

Condition and Results of Operations." For information concerning export sales, see "Business Segment Information" in Note 9 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    Aviation trading activities are conducted from one building in Wood Dale, Illinois. In addition to warehouse space, which is mechanized for efficient access to the diverse inventory, the facility includes executive and sales offices. Warehouse facilities are leased in Windsor Locks, Connecticut; Hamburg and Hannover, Germany; Nantgarw, Wales, and Brussels, Belgium for the purpose of aviation parts distribution.

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

    The Company's principal Manufacturing activities are conducted at owned facilities in Port Jervis, New York; Cadillac and Livonia, Michigan; and a plant located in Aberdeen, North Carolina (subject to an expired industrial revenue bond lease to the Company which provided for the Company to purchase the facility for a nominal consideration).

ITEM 3.  LEGAL PROCEEDINGS

    A subsidiary of the Company has negotiated a settlement resolving an enforcement action brought on behalf of the United States Environmental Protection Agency ("EPA") in the U.S. District Court for the Western District of Michigan in January, 1996, alleging violations of the Clean Air Act relating to exceeding volatile organic compound emission rates under a permit issued to the subsidiary by the Michigan Department of Natural Resources. The EPA had previously issued a Notice of Proposed Civil Penalty for the alleged violations in the amount of $600,000. The subsidiary made a payment of $210,000 to the EPA and the EPA dismissed the alleged violations without admission of wrongdoing by the subsidiary.

    Except as otherwise set forth in this Item 3, the Company is not a party to any pending material, governmental or environmental legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL INFORMATION:

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning each executive officer of the Company is set forth below:

NAME                                           AGE   PRESENT POSITION WITH THE COMPANY
---------------------------------------------  ---   ------------------------------------------------------------
Ira A. Eichner...............................  66    Chairman of the Board; Director
David P. Storch..............................  44    President and Chief Executive Officer; Director
Howard A. Pulsifer...........................  54    Vice President; General Counsel; Secretary
Timothy J. Romenesko.........................  40    Vice President; Chief Financial Officer and Treasurer
Philip C. Slapke.............................  44    Vice President-Engine Group

    Mr. Eichner, the founder of the Company, has been Chairman of the Board of the Company since 1973, and a director since it was founded in 1955. His directorship expires at the 1999 Annual Meeting. Mr. Eichner was the Company's Chief Executive Officer from 1955 until 1996, when he relinquished that position. Mr. Eichner is Mr. Storch's father-in-law.

    Mr. Storch has been President of the Company since July, 1989 and Chief Executive Officer since October, 1996. Previously, he was Chief Operating Officer from 1989 to 1996 and a Vice President of the Company from 1988 to 1989. Mr. Storch joined the Company in 1979 and was President of a major subsidiary from 1984 to 1988. Mr. Storch has been a director of the Company since 1989, and his directorship expires at the 1997 Annual Meeting. Mr. Storch is Mr. Eichner's son-in-law.

    Mr. Pulsifer joined the Company as General Counsel in August, 1987 and has been a Vice President since October, 1989 and Secretary since May, 1990. He was previously with United Airlines, Inc. for 14 years, most recently as Senior Counsel.

    Mr. Romenesko has been a Vice President since January, 1994 and Chief Financial Officer and Treasurer since December, 1994. Previously he served as Controller of the Company from 1991 to 1995 and in various other positions since joining the Company in 1981.

    Mr. Slapke has been a Vice President of the Company since July, 1994. He is also President of a major subsidiary, a position he has held since July, 1989. He has been with the Company in various positions since 1982.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, PERCENTAGE DATA AND NUMBER OF STOCKHOLDERS)

    The Company's Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On June 30, 1997, there were approximately 9,500 holders of the Common Stock of the Company, including participants in security position listings.

    Certain of the Company's debt agreements contain provisions restricting the payment of dividends or repurchase of its shares. See Note 2 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, the Company may not pay dividends (other than stock dividends) or acquire its capital stock if after giving effect thereto the aggregate amounts paid on or after June 1, 1995 exceed the sum of (i) $25,000 plus (ii) 50% of Consolidated Net Income of the Company after June 1, 1995. At May 31, 1997, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares totalled approximately $15,196. At June 1, 1997 unrestricted consolidated retained earnings increased to $26,708 due to inclusion of 50% of Consolidated Net Income of the Company for fiscal 1997.

    The table below sets forth for each quarter of the fiscal year indicated the reported high and low market prices of the Company's Common Stock on the New York Stock Exchange and the quarterly dividends declared.

                                   FISCAL 1997                      FISCAL 1996
                          ------------------------------   ------------------------------
   PER COMMON SHARE:        MARKET PRICES                    MARKET PRICES
------------------------  -----------------    QUARTERLY   -----------------    QUARTERLY
        QUARTER            HIGH       LOW      DIVIDENDS    HIGH       LOW      DIVIDENDS
------------------------  -------   -------    ---------   -------   -------    ---------
  First.................   21 3/4    18 3/8      $ .12      17 7/8    14 7/8      $ .12
  Second................   30 3/8    21            .12      19        16 3/4        .12
  Third.................   30 1/4    24 5/8        .12      22        18 1/2        .12
  Fourth................   31 7/8    25 1/2        .12      23 5/8    19 1/2        .12
                                                   ---                              ---
                                                 $ .48                            $ .48
                                                   ---                              ---
                                                   ---                              ---

ITEM 6.  SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

                                                                      FOR THE YEAR ENDED MAY 31,
                                                   -----------------------------------------------------------------
                                                     1997          1996          1995          1994          1993
                                                   ---------     ---------     ---------     ---------     ---------
RESULTS OF OPERATIONS:
-------------------------------------------------
  Net sales......................................  $589,328      $504,990      $451,395      $407,754      $382,780
  Gross profit...................................   108,541        90,765        77,871        71,910        68,436
  Operating income...............................    42,890        32,442        24,438        21,824         5,343(4)
  Interest expense...............................    10,786        10,616        10,900         9,564         8,107
  Income (loss) before provision (benefit) for
    income taxes.................................    32,975        22,782        14,713        13,684        (1,917)(4)
  Net income.....................................    23,025        16,012        10,463         9,494           283(4)
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------
  Share data:
    Net income per share.........................  $   1.38      $   1.00      $    .66      $    .60      $    .02(4)
    Cash dividends per share.....................  $    .48      $    .48      $    .48      $    .48      $    .48
    Average common shares
      outstanding................................    16,684(1)     15,978        15,932        15,904        15,855
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------

FINANCIAL POSITION AT YEAR END:
------------------------------------------------------------
  Working capital................................  $314,119(1)   $258,627      $248,492      $240,009(3)   $193,399
  Total assets...................................   529,584(1)    437,846       425,814       411,016(2)    365,151
  Short-term debt................................     1,474         1,474         1,632           568(3)     25,025
  Long-term debt.................................   116,818       118,292       119,766       115,729(3)     66,298
  Total debt.....................................   118,292       119,766       121,398       116,297(3)     91,323
  Stockholders' equity...........................   269,259(1)    204,635       197,119       189,488       189,216
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------
  Number of shares outstanding at end of year....    18,204(1)     15,998        15,961        15,906        15,900
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------
  Book value per share of common stock...........  $  14.79      $  12.79      $  12.35      $  11.91      $  11.90
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------

------------------------

Notes:

(1) In February 1997, the Company sold two million shares of its common stock for $50,075, which is net of expenses.

(2) Reflects reclassification of $6,610 of noncurrent deferred tax assets against noncurrent deferred tax liabilities to conform to the fiscal 1995 presentation.

(3) In October 1993, the Company sold $50,000 of unsecured 7.25% Notes due October 15, 2003. Proceeds were used to repay short-term bank borrowings and in the Company's operations.

(4) Fiscal 1993 includes noncash restructuring expenses of $11,000 ($7,200 after tax) primarily related to the writedown of certain inventories to reflect the impact of market conditions and a reduction in income tax expense of $1,200.

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

                                                                        FOR THE YEAR ENDED MAY 31,
                                                                   -------------------------------------
                                                                      1997         1996         1995
                                                                   -----------  -----------  -----------
Net Sales:
  Trading........................................................  $   344,816  $   259,702  $   236,723
  Overhaul.......................................................      147,853      133,587      108,737
  Manufacturing..................................................       96,659      111,701      105,935
                                                                   -----------  -----------  -----------
                                                                   $   589,328  $   504,990  $   451,395
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

THREE-YEAR NET SALES SUMMARY

    The comparison of the Company's net sales over the last three fiscal years covers a period of growth and expansion in the aerospace/aviation industry. During this period, most of the world's major commercial airlines returned to profitability from the severe industry downturn of the early 1990s. In addition, certain start-up airlines which emerged at the beginning of the three-year period continued to expand their fleets and routes and experience improving financial results. In the same period, higher revenue passenger miles and higher air freight traffic drove requirements for additional or new aircraft and increased utilization of aircraft, leading to a greater demand for parts and service support. In addition, aircraft operators focused on cost structure improvements and took steps to outsource certain support operations and consolidate vendor lists.

    During the last three fiscal years, the Company's aggressive pursuit of opportunities resulted in additional long-term programs, an increase in the Company's customer base and a broadening of the range of products and services provided to existing customers. Sales were higher during fiscal 1997 in all of the Company's major Trading and Overhaul businesses as it expanded the breadth of products and services and developed innovative programs to improve customers' competitive positions.

    Prior to fiscal 1997, the Company's principal Manufacturing unit benefited from the U.S. Government's programs to reduce budgets, including base closures, which resulted in the military requiring more products to support its rapid deployment activities. Over the last fiscal year, the Company experienced a reduction in demand for its manufactured pallets, containers and shelters for the U.S. military, as usage of these products declined due to lower mobilization of the rapid deployment force around the world. The Company continues to pursue opportunities available in the commercial sector for these products.

    The Company believes that its established market position, its ability to respond to changes in the industry and its diverse customer base, coupled with a strong aerospace/aviation industry, position the Company to take advantage of opportunities in its markets.

FISCAL 1997 COMPARED WITH FISCAL 1996

    The Company's operating results showed improvement over the prior fiscal year as it experienced higher demand for its trading and overhaul products and services in a strong aerospace/aviation industry. Consolidated net sales increased $84,338 or 16.7% over the prior fiscal year reflecting higher sales in the Company's Trading and Overhaul businesses. Consolidated operating income increased $10,448 or 32.2% over the prior year due to increased consolidated net sales and a higher consolidated gross profit margin, partially offset by higher selling, general and administrative costs. Net income increased $7,013 or 43.8% due to increased consolidated net sales and gross profit margin.

    Trading sales increased $85,114 or 32.8% over the prior year due to growth in its engine and airframe parts businesses and higher sales in its engine and aircraft sales and leasing businesses. Increased volume through the Company's long-term inventory management programs contributed to the sales increase in the engine parts business. Overhaul sales increased $14,266 or 10.7% reflecting increased demand for certain aircraft and aircraft component repair and maintenance services. Sales in Manufacturing declined $15,042 or 13.5% resulting from lower demand for its products supporting the U.S. Government's rapid deployment program.

    Consolidated gross profit increased $17,776 or 19.6% due to increased consolidated net sales and an increase in the consolidated gross profit margin to 18.4% from 18.0% in the prior year. The increase in the consolidated gross profit margin during fiscal 1997 was attributable to the favorable mix of products and services sold on trading and overhaul products and services, partially offset by lower margins on certain manufactured products due to lower sales volume.

    Consolidated operating income increased $10,448 or 32.2% over the prior year as a result of the increase in consolidated net sales and the higher consolidated gross profit margin, partially offset by higher selling, general and administrative costs. The increase to selling, general and administrative costs was driven by increased personnel and marketing support costs.

    Consolidated net income increased $7,013 or 43.8% over the prior year as a result of the factors discussed above.

FISCAL 1996 COMPARED WITH FISCAL 1995

    The Company's operating results continued to improve in fiscal 1996 as it took advantage of business opportunities available in the improved aerospace/aviation marketplace and as the Company successfully implemented certain strategic marketing initiatives. Consolidated net sales for fiscal 1996 increased $53,595 or 11.9% over the prior fiscal year due to increased sales across all classes of similar products and services. Consolidated operating income increased $8,004 or 32.8% over the prior year due to increased consolidated net sales and a higher consolidated gross profit margin partially offset by increased selling, general and administrative costs. Net income increased $5,549 or 53.0% over the prior year primarily due to increased consolidated net sales and gross profit margin.

    Trading sales increased $22,979 or 9.7% over the prior year as a result of increased sales of aircraft, airframe and large component parts, which included sales from inventory management programs and inventory provisioning for air carriers. Overhaul sales increased $24,850 or 22.9% primarily as a result of airframe and large airframe component overhaul services, supplemented by other airframe component overhaul services. Manufacturing sales increased $5,766 or 5.4% over the prior year primarily due to increased sales of products and product repair services supporting rapid deployment requirements, aircraft cargo systems and floor maintenance equipment, partially offset by a decline from the disposition of small manufactured product lines since the prior year.

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

FISCAL 1995 COMPARED WITH FISCAL 1994

    The Company's operating results continued to improve in fiscal 1995 building on improvements in the prior year. Consolidated net sales for fiscal 1995 increased $43,641 or 10.7% over the prior fiscal year primarily due to increased sales of major products within each of the classes of similar products and services. Operating income increased $2,614 or 11.9% over the prior year due to increased consolidated net sales partially offset by a slightly lower consolidated gross profit margin and increased total selling, general and administrative costs. Net income increased $969 or 10.2% primarily due to increased consolidated net sales partially offset by the factors described above and increased interest expense on additional borrowings and higher interest rates, primarily resulting from the sale of $50,000 of 10-year, 7.25% notes in October, 1993.

    Trading sales increased $28,162 or 13.5% primarily as a result of increased sales of airframe and large component parts as well as sales resulting from inventory management programs and inventory provisioning of start-up airlines. Overhaul sales increased $5,765 or 5.6% primarily as a result of increased airframe and airframe component overhaul services partially offset by reduced sales of large component overhaul services. Manufacturing sales increased $9,714 or 10.1% primarily due to the sale of manufactured commercial cargo systems, products and product repairs supporting the U.S. Government's rapid deployment program and floor maintenance products.

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

LIQUIDITY AND CAPITAL RESOURCES

    At May 31, 1997, the Company's liquidity and capital resources included cash of $51,705 and working capital of $314,119. At May 31, 1997, the Company's long-term debt to capitalization was 30.3%, compared to 36.6% at May 31, 1996. The reduction in the long-term debt-to-capitalization ratio principally reflects the Company's recently completed stock offering. The Company continues to maintain its available external sources of financing from $136,283 of unused available bank lines and a shelf registration on file with the Securities and Exchange Commission under which up to an additional $85,000 of medium- or long-term debt securities may be sold subject to market conditions.

    During fiscal 1997, the Company generated $9,531 of cash from operations compared to $24,760 and $15,255 during fiscal 1996 and fiscal 1995 respectively. The reduction in cash generated from operations during fiscal 1997 compared to the two previous fiscal years was due primarily to working capital investments made as a result of continued growth in the Company's Trading and Overhaul businesses, partially offset by increased net income.

    During fiscal 1997, the Company's investing activities consumed $31,968 of cash and cash equivalents. Of this amount, $30,292 related to property, plant and equipment additions, of which $20,100 reflects the Company's acquisition and refurbishment of an operating facility. This facility allowed the Company to consolidate and replace certain facilities previously operated by the Company and will accommodate the growth of the Company's principal trading operating units. Upon the sale of the facilities owned by the Company vacated as a result of the relocation to the new building, the proceeds will be added to cash and cash equivalents.

    During fiscal 1997, cash provided from financing activities was $40,651, reflecting the sale of two million shares of common stock during the third quarter for $50,075, which is net of expenses, partially offset by the payment of cash dividends of $7,976 and the acquisition of 322 shares of its stock for $8,080 of which 259 shares were acquired in connection with the exercise of stock options.

    The Company believes that its cash and cash equivalents and available sources of capital will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.

    A summary of key indicators of financial condition and lines of credit follows:

                                                                    MAY 31,
                                                               ------------------
                         DESCRIPTION                             1997      1996
-------------------------------------------------------------  --------  --------

Working capital..............................................  $314,119  $258,627
Current ratio................................................     4.1:1     4.3:1

Bank credit lines:
  Borrowings outstanding.....................................  $  --     $  --
  Available but unused lines.................................   136,283   132,977
                                                               --------  --------
Total credit lines...........................................  $136,283  $132,977
                                                               --------  --------
                                                               --------  --------
Long-term debt, less current maturities......................  $116,818  $118,292
Ratio of long-term debt to capitalization....................     30.3%     36.6%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
  OF AAR CORP.:

    We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
June 24, 1997

                           AAR CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        FOR THE YEAR ENDED MAY 31,
                                                                       ----------------------------
                                                                         1997      1996      1995
                                                                       --------  --------  --------
                                                                         (000S OMITTED EXCEPT PER
                                                                               SHARE DATA)

Net sales............................................................  $589,328  $504,990  $451,395
                                                                       --------  --------  --------

Costs and operating expenses:

  Cost of sales......................................................   480,787   414,225   373,524

  Selling, general and administrative................................    65,651    58,323    53,433
                                                                       --------  --------  --------

                                                                        546,438   472,548   426,957
                                                                       --------  --------  --------

Operating income.....................................................    42,890    32,442    24,438

Interest expense.....................................................   (10,786)  (10,616)  (10,900)

Interest income......................................................       871       956     1,175
                                                                       --------  --------  --------

Income before provision for income taxes.............................    32,975    22,782    14,713

Provision for income taxes...........................................     9,950     6,770     4,250
                                                                       --------  --------  --------

Net income...........................................................  $ 23,025  $ 16,012  $ 10,463
                                                                       --------  --------  --------
                                                                       --------  --------  --------

Net income per share of common stock.................................  $   1.38  $   1.00  $    .66
                                                                       --------  --------  --------
                                                                       --------  --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            MAY 31,
                                                                                       ------------------
                                                                                         1997      1996
                                                                                       --------  --------
                                                                                         (000S OMITTED)
Current assets:
  Cash and cash equivalents..........................................................  $ 51,705  $ 33,606

  Accounts receivable................................................................   122,944   107,138

  Inventories........................................................................   176,921   138,200

  Equipment on or available for short-term lease.....................................    40,318    36,884

  Deferred tax assets, deposits and other............................................    22,212    22,184
                                                                                       --------  --------

Total current assets.................................................................   414,100   338,012
                                                                                       --------  --------

Property, plant and equipment, at cost:

  Land...............................................................................     5,204     3,095

  Buildings and improvements.........................................................    53,603    36,748

  Equipment, furniture and fixtures..................................................    72,622    89,647
                                                                                       --------  --------

                                                                                        131,429   129,490

Accumulated depreciation.............................................................   (60,321)  (74,659)
                                                                                       --------  --------

                                                                                         71,108    54,831
                                                                                       --------  --------

Other assets:

  Investment in leveraged leases.....................................................    27,606    30,905

  Cost in excess of underlying net assets of acquired companies......................     5,653     5,842

  Retirement benefits, notes receivable and other....................................    11,117     8,256
                                                                                       --------  --------

                                                                                         44,376    45,003
                                                                                       --------  --------

                                                                                       $529,584  $437,846
                                                                                       --------  --------
                                                                                       --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            MAY 31,
                                                                                       ------------------
                                                                                         1997      1996
                                                                                       --------  --------
                                                                                         (000S OMITTED)
Current liabilities:

  Current maturities of long-term debt...............................................  $  1,474  $  1,474

  Accounts payable...................................................................    77,567    59,005

  Accrued liabilities................................................................    17,647    14,356

  Accrued taxes on income............................................................     3,293     4,550
                                                                                       --------  --------

Total current liabilities............................................................    99,981    79,385
                                                                                       --------  --------

Long-term debt, less current maturities..............................................   116,818   118,292

Deferred tax liabilities.............................................................    32,560    30,680

Other liabilities....................................................................     6,294     --

Retirement benefit obligation and deferred credits...................................     4,672     4,854
                                                                                       --------  --------

                                                                                        160,344   153,826
                                                                                       --------  --------

Stockholders' equity:

  Preferred stock, $1.00 par value, authorized 250 shares; none issued...............     --        --

  Common stock, $1.00 par value, authorized 80,000 shares; issued 18,932 and 16,404,
    respectively.....................................................................    18,932    16,404

  Capital surplus....................................................................   141,016    83,975

  Retained earnings..................................................................   125,694   110,645

  Treasury stock, 728 and 406 shares at cost, respectively...........................   (13,365)   (5,285)

  Cumulative translation adjustments.................................................    (3,018)   (1,104)
                                                                                       --------  --------

                                                                                        269,259   204,635
                                                                                       --------  --------

                                                                                       $529,584  $437,846
                                                                                       --------  --------
                                                                                       --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED MAY 31, 1997

                                                                                                                           MINIMUM
                                                 COMMON STOCK     TREASURY STOCK                           CUMULATIVE      PENSION
                                               -----------------  ---------------   CAPITAL    RETAINED    TRANSLATION    LIABILITY
                                               SHARES    AMOUNT   SHARES  AMOUNT    SURPLUS    EARNINGS    ADJUSTMENTS   ADJUSTMENTS
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
                                                                                  (000S OMITTED)
Balance, May 31, 1994........................  16,215   $16,215   309   $ (3,556)   $81,296   $  99,496      $ (2,963)     $ (1,000)
  Net income.................................    --       --      --       --         --         10,463        --            --
  Cash dividends ($.48 per share)                --       --      --       --         --         (7,650)       --            --
  Treasury stock purchased...................    --       --      14        (177)     --         --            --
  Exercise of stock options and stock
    awards...................................      69        69   --       --           836      --            --            --
  Adjustment for net translation gain........    --       --      --       --         --         --             4,460        --
  Minimum pension liability..................    --       --      --       --         --         --            --              (370)
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
Balance, May 31, 1995........................  16,284   $16,284   323   $ (3,733)   $82,132   $ 102,309      $  1,497      $ (1,370)
  Net income.................................    --       --      --       --         --         16,012        --            --
  Cash dividends ($.48 per share)............    --       --      --       --         --         (7,676)       --            --
  Treasury stock purchased...................    --       --      83      (1,552)     --         --            --            --
  Exercise of stock options and stock
    awards...................................     120       120   --       --         1,843      --            --            --
  Adjustment for net translation loss........    --       --      --       --         --         --            (2,601)       --
  Minimum pension liability..................    --       --      --       --         --         --            --             1,370
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
Balance, May 31, 1996........................  16,404   $16,404   406   $ (5,285)   $83,975   $ 110,645      $ (1,104)     $ --
  Net income.................................    --       --      --       --         --         23,025        --            --
  Cash dividends ($.48 per share)............    --       --      --       --         --         (7,976)       --            --
  Issuance of common stock...................   2,000     2,000   --       --        48,075      --            --            --
  Treasury stock purchased...................    --       --      322     (8,080)     --         --            --            --
  Exercise of stock options and stock
    awards...................................     528       528   --       --         8,966      --            --            --
  Adjustment for net translation loss........    --       --      --       --         --         --            (1,914)       --
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
Balance, May 31, 1997........................  18,932   $18,932   728   $(13,365)   $141,016  $ 125,694      $ (3,018)     $ --
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------
                                               -------  --------  ----  ---------   --------  ----------   -----------   -----------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEAR ENDED MAY 31,
                                                                               ----------------------------
                                                                                 1997      1996      1995
                                                                               --------  --------  --------
                                                                                      (000S OMITTED)
Cash flows from operating activities:
  Net income.................................................................  $ 23,025  $ 16,012  $ 10,463
  Adjustments to reconcile net income to net cash provided from operating activities:
      Depreciation and amortization..........................................    12,287    10,115    10,328
      Change in certain assets and liabilities:
        Accounts receivable..................................................   (16,333)    2,584   (23,375)
        Inventories..........................................................   (35,930)     (124)    2,717
        Equipment on or available for short-term lease.......................    (3,808)   (6,247)    4,410
        Deferred tax assets, deposits and other..............................     1,734    (4,818)    9,790
        Accounts payable and other liabilities...............................    25,637     7,901     1,208
        Accrued liabilities and taxes on income..............................     5,935     1,859     2,375
        Deferred tax liabilities and other deferred credits..................    (3,016)   (2,522)   (2,661)
                                                                               --------  --------  --------
    Net cash provided from operating activities..............................     9,531    24,760    15,255
                                                                               --------  --------  --------
Cash flows from investing activities:
  Property, plant and equipment expenditures, net............................   (30,292)   (7,547)   (9,073)
  Investment in leveraged leases.............................................     3,299     1,047       666
  Notes receivable and other.................................................    (4,975)    1,872      (939)
                                                                               --------  --------  --------
    Net cash used in investing activities....................................   (31,968)   (4,628)   (9,346)
                                                                               --------  --------  --------
Cash flows from financing activities:
  Gross proceeds from issuance of long-term notes payable....................     --        --        6,186
  Change in borrowings.......................................................    (1,474)   (1,632)   (1,085)
  Cash dividends.............................................................    (7,976)   (7,676)   (7,650)
  Purchases of treasury stock................................................    (8,080)   (1,552)     (177)
  Proceeds from exercise of stock options and other..........................     8,106     1,963       905
  Proceeds from common stock offering........................................    50,075     --        --
                                                                               --------  --------  --------
    Net cash provided from (used in) financing activities....................    40,651    (8,897)   (1,821)
                                                                               --------  --------  --------
Effect of exchange rate changes on cash......................................      (115)     (116)      325
                                                                               --------  --------  --------
Increase in cash and cash equivalents........................................    18,099    11,119     4,413
Cash and cash equivalents, beginning of year.................................    33,606    22,487    18,074
                                                                               --------  --------  --------
Cash and cash equivalents, end of year.......................................  $ 51,705  $ 33,606  $ 22,487
                                                                               --------  --------  --------
                                                                               --------  --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

    AAR CORP. supplies a variety of products and services to the aerospace/aviation industry in the United States and abroad. Products and services are sold primarily to commercial, domestic and foreign airlines, business aircraft operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military agencies and independent aviation support companies.

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

  ACCOUNTING CHANGES

    In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and SFAS No. 123 "Accounting for Stock-Based Compensation." The adoption of SFAS No. 121, which requires companies to review for impairment of long-lived assets and certain identifiable intangibles held or to be disposed of, did not affect the Company's results of operations or financial condition. SFAS No. 123 allows companies the option of adopting a fair value-based method of accounting for stock-based compensation plans, or to continue to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," with expanded disclosures. The Company has elected to continue to apply the provisons of APB No. 25, with expanded disclosures in the notes to consolidated financial statements.

  NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" in February, 1997. SFAS No. 128 was issued to simplify the computation of earnings per share (EPS) calculations and to make U.S. standards more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. The standard replaces the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. The Company is required to adopt the provisions of SFAS No. 128 in its third quarter of fiscal 1998 and will require the Company to disclose both basic and diluted EPS information.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 1997 and 1996, cash equivalents of approximately $41,619 and $25,504, respectively, held by the Company, represent investments in funds holding high-quality commercial paper, Eurodollars and U.S. Government agency-issued securities. The carrying amount of cash equivalents approximates fair value at May 31, 1997 and 1996, respectively.

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

    Foreign and certain domestic subsidiaries incur transaction gains and losses upon settlement of obligations in currencies other than their functional currency. The aggregate net transaction gains included in the results of operations were $56, $239 and $45 for fiscal 1997, 1996 and 1995, respectively.

  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF MARKET OR CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of market or credit risk consist principally of trade receivables. While the Company's trade receivables are diverse based on the number of entities and geographic locations, the majority are concentrated in the aerospace/ aviation industry. The Company performs evaluations of customers' financial condition prior to extending credit privileges and performs ongoing credit evaluations of payment experience, current financial condition and risk analysis. The Company typically requires collateral in the form of security interest in assets, letters of credit, obligation guarantees from financial institutions, or sells its receivables, usually on a nonrecourse basis, for transactions other than normal trade terms.

    SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Noncurrent notes receivable and long-term debt bearing a variable interest rate are reflected in the financial statements at fair value. Those bearing a fixed interest rate have fair values based on estimates using discounted future cash flows at an assumed discount rate for borrowings currently prevailing in the marketplace for similar instruments.

    Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  INVENTORIES

    Inventories are priced at the lower of cost or market. Cost is determined by either the specific identification, average cost or first-in, first-out method.

    The following is a summary of inventories:

                                                                                       MAY 31,
                                                                              --------------------------
                                                                                  1997          1996
                                                                              ------------  ------------
Raw materials and parts.....................................................  $     36,067  $     33,978
Work-in-process.............................................................        15,477        12,179
Purchased aircraft, parts, engines and components held for sale.............       124,212        90,438
Finished goods..............................................................         1,165         1,605
                                                                              ------------  ------------
                                                                              $    176,921  $    138,200
                                                                              ------------  ------------
                                                                              ------------  ------------

    During the first quarter of fiscal 1997, the Company made certain inventory purchases in which the vendors provided extended terms at no interest. Other liabilities reflect the long-term obligation under these arrangements payable through December 31, 1998 and have been discounted at 6.5%.

  EQUIPMENT UNDER OPERATING LEASES

    Lease revenue is recognized as earned. The cost of the asset under lease is original purchase price plus overhaul costs. Depreciation of the cost is computed on a straight-line method over the estimated service life of the equipment and maintenance costs are expensed as incurred. The balance sheet classification is based on the lease term with fixed-term leases less than twelve months classified as short term and all others classified as long term.

    Equipment on short-term lease consists of aircraft engines and parts on or available for lease to satisfy customers' immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to six months.

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

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  LEVERAGED LEASES

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

    The Company has ownership rights to the leased assets and is entitled to the investment tax credits and benefits of tax deductions for depreciation on the leased assets and for interest on the secured debt financing.

  COST IN EXCESS OF UNDERLYING NET ASSETS OF ACQUIRED COMPANIES

    The cost in excess of underlying net assets of acquired companies is being amortized over a period of forty years. Amortization was $223 in fiscal 1997 and $230 in fiscal 1996 and 1995, respectively. Accumulated amortization is $3,608, $3,385 and $3,155 at May 31, 1997, 1996 and 1995, respectively.

  INCOME TAXES

    Income taxes are determined in accordance with the method of accounting prescribed by SFAS No. 109.

    Federal income taxes were provided on the earnings of foreign subsidiaries as the Company fully distributed these earnings. The earnings are treated as taxable in the United States; however, the related tax expense was offset by foreign tax credits. Foreign income taxes are provided at the local statutory rates and reflect estimated taxes payable.

    The benefits of investment tax credits are recognized for book purposes under the deferral method of accounting for leveraged leases. The investment tax credits are recognized in the year earned for income tax purposes.

  STATEMENTS OF CASH FLOWS

    Supplemental information on cash flows follows:

                                                               FOR THE YEAR ENDED MAY 31,
                                                             -------------------------------
                                                               1997       1996       1995
                                                             ---------  ---------  ---------
Interest paid..............................................  $  10,500  $  10,500  $  10,700
Income taxes paid..........................................      8,600      5,300      3,900
Income tax refunds and interest received...................        500        900        330

  USE OF ESTIMATES

    Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.  FINANCING ARRANGEMENTS

    Bank loans consisted of:

                                                                                    MAY 31,
                                                                        -------------------------------
                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Current maturities of long-term debt..................................  $   1,474  $   1,474  $   1,632
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Short-term borrowing activity was as follows:

                                                                         FOR THE YEAR ENDED MAY 31,
                                                                      ---------------------------------
                                                                         1997       1996        1995
                                                                      ----------  ---------  ----------
Maximum amount borrowed.............................................  $   25,300  $   4,900  $   21,200
Average daily borrowings............................................       3,624        437       7,553
Average interest rate during the year...............................        5.8%       5.5%        6.2%
                                                                      ----------  ---------  ----------
                                                                      ----------  ---------  ----------

    At May 31, 1997, aggregate unsecured bank credit arrangements were $136,283. Of this amount, $70,000 was available under credit lines with domestic banks, $60,000 was available under revolving credit and term loan agreements with domestic banks and $6,283 was available under credit agreements with foreign banks. All domestic and foreign credit lines were unused at May 31, 1997. There are no compensating balance requirements in connection with domestic or foreign lines of credit. Borrowings under domestic bank lines bear interest at or below the corporate base rate.

    The Company may borrow a maximum of $60,000 (available through August 31, 1999) under revolving credit and term loan agreements with domestic banks. Revolving credit borrowings may, at the Company's option, be converted to term loans payable in equal quarterly installments over five years. Interest is based on corporate base rate or quoted Eurodollar or multicurrency rates during the revolving credit period, and 1/2% over corporate base rate or quoted Eurodollar rate thereafter. There were no borrowings under these agreements outstanding at May 31, 1997. There are no compensating balance requirements on any of the committed lines but the Company is required to pay a commitment fee. There are no restrictions on the withdrawal or use of these funds.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

2.  FINANCING ARRANGEMENTS -- (CONTINUED)
    Long-term debt was as follows:

                                                                                       MAY 31,
                                                                              --------------------------
                                                                                  1997          1996
                                                                              ------------  ------------
Notes payable due November 1, 2001 with interest of 9.5% payable
  semi-annually on May 1 and November 1.....................................  $     65,000  $     65,000
Notes payable due October 15, 2003 with interest of 7.25% payable
  semi-annually on April 15 and October 15..................................        50,000        50,000
Installment note due June, 1999 bearing interest at 5% per annum, compounded
  monthly, payable in equal monthly payments of principal and interest......         3,033         4,383
Industrial revenue bonds due in installments to 2002 with weighted average interest of approximately 7.34% at May 31, 1997 (secured by trust
  indentures on property, plant and equipment)..............................           259           383
                                                                              ------------  ------------
                                                                                   118,292       119,766
Current maturities..........................................................        (1,474)       (1,474)
                                                                              ------------  ------------
                                                                              $    116,818  $    118,292
                                                                              ------------  ------------
                                                                              ------------  ------------

    The Company is subject to a number of covenants under the revolving credit and term loan agreements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of the Company's shares and other matters. The Company is in compliance with all restrictive financial provisions of the agreements. At May 31, 1997, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares was approximately $15,196. Effective June 1, 1997, unrestricted consolidated retained earnings increased to $26,708 due to inclusion of 50% of the consolidated net income of the Company for fiscal 1997. The aggregate amount of long-term debt maturing during each of the next five fiscal years is $1,474 in 1998, $1,545 in 1999, $184 in 2000, $57 in 2001 and
$65,032 in 2002. The fair value of the Company's long-term debt approximates carrying value.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

3.  INCOME TAXES

    The provision for income taxes included the following components:

                                                                          FOR THE YEAR ENDED MAY 31,
                                                                       --------------------------------
                                                                          1997       1996       1995
                                                                       ----------  ---------  ---------
Current
  Federal............................................................  $    8,605  $   4,215  $   2,255
  Foreign............................................................         535        895        625
  State, net of refunds..............................................         890        800        780
                                                                       ----------  ---------  ---------
                                                                       $   10,030  $   5,910  $   3,660
                                                                       ----------  ---------  ---------
Deferred.............................................................         (80)       860        590
                                                                       ----------  ---------  ---------
                                                                       $    9,950  $   6,770  $   4,250
                                                                       ----------  ---------  ---------
                                                                       ----------  ---------  ---------

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

    Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition for transactions between book and income tax purposes and consist of the following components:

                                                                                         MAY 31,
                                                                                  ---------------------
                                                                                     1997       1996
                                                                                  ----------  ---------
Deferred tax liabilities:
  Depreciation..................................................................  $    9,740  $   7,390
  Leveraged leases..............................................................      22,230     25,060
  Other.........................................................................         950        950
                                                                                  ----------  ---------
  Total deferred tax liabilities................................................  $   32,920  $  33,400
                                                                                  ----------  ---------
                                                                                  ----------  ---------
Deferred tax assets--current:
  Inventory costs...............................................................  $    5,630  $   5,080
  Employee benefits.............................................................       1,320        190
  Doubtful account allowance....................................................         700        620
  Other.........................................................................         680        480
                                                                                  ----------  ---------
  Total deferred tax assets--current............................................  $    8,330  $   6,370
                                                                                  ----------  ---------
Deferred tax assets--noncurrent:
  Postretirement benefits.......................................................  $      360  $     560
  Alternative minimum tax credits...............................................      --          2,160
                                                                                  ----------  ---------
  Total deferred tax assets--noncurrent.........................................         360      2,720
                                                                                  ----------  ---------
  Total deferred tax assets.....................................................  $    8,690  $   9,090
                                                                                  ----------  ---------
                                                                                  ----------  ---------

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

3.  INCOME TAXES -- (CONTINUED)
    The Company has determined, more likely than not, that a valuation allowance is not required based upon the Company's history of prior operating earnings, its expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to leveraged leases, which exceed the amount of the deferred tax assets.

    The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate of 35% for fiscal 1997 and 1996, and 34% for fiscal 1995 for the following reasons:

                                                                            FOR THE YEAR ENDED MAY 31,
                                                                          -------------------------------
                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
Provision for income taxes at the Federal statutory rate................  $  11,540  $   7,970  $   5,000
  Tax benefits on exempt earnings from export sales.....................     (2,000)    (1,600)    (1,350)
  State income taxes, net of Federal benefit and refunds................        800        520        330
  Amortization of goodwill..............................................         80         90         90
  Differences between foreign tax rates and the U.S. Federal statutory
    rate................................................................       (200)       100        330
  Other, net............................................................       (270)      (310)      (150)
                                                                          ---------  ---------  ---------
Provision for income taxes as reported..................................  $   9,950  $   6,770  $   4,250
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------
Effective income tax rate...............................................      30.2%       29.7%      28.9%
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    Pretax income from foreign subsidiaries was approximately $1,500, $2,100 and $600 at May 31, 1997, 1996 and 1995. Foreign income taxes were provided on all earnings from foreign subsidiaries.

4.  COMMON STOCK AND STOCK OPTION PLANS

    The Company has established stock option plans for officers and key employees of the Company. Stock option awards typically expire ten years from the date of grant or earlier upon termination of employment, become excercisable in five equal increments on successive grant anniversary dates at the New York Stock Exchange closing stock price on the date of grant, and are accompanied by reload features and, for certain individuals, stock rights excercisable in the event of a change in control of the Company.

    The Company accounts for these plans under APB No. 25, under which no compensation cost has been recognized. Proforma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of each option grant, including reloads, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 1997: dividend yield of 2.4%; expected volatility of 24.0%; risk-free interest rate of 6.4%; and expected life of 3.6 years. The following weighted average assumptions were used to value options granted in fiscal 1996: dividend yield of 3.2%; expected volatility of 25.2%; risk-free interest rate of 6.0%; and expected life of 4.0 years. The weighted average fair value of options granted during fiscal 1997 and 1996 was $4.57 and $3.30, respectively. Had compensation cost for stock options awarded under the plans been determined in accordance with

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4.  COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)
SFAS No. 123, the Company's net income and net income per share would have been changed to the following proforma amounts:

                                                   1997        1996
                                                ----------  ----------
Net Income:                    As Reported      $   23,025  $   16,012
                               Proforma             22,158      15,874
Net Income Per Share:          As Reported            1.38        1.00
                               Proforma               1.33         .99

    A summary of changes in stock options granted to officers, key employees and nonemployee directors under stock option plans for the three years ended May 31, 1997 follows:

                                                                              NUMBER OF     WEIGHTED AVERAGE
                                                                               SHARES        EXERCISE PRICE
                                                                            -------------  -------------------
Outstanding, May 31, 1994 (236 exercisable)...............................          731         $   12.54
  Granted.................................................................          250             13.68
  Exercised...............................................................          (11)            10.15
  Surrendered/expired/cancelled...........................................          (38)            13.48
                                                                                  -----
Outstanding, May 31, 1995 (362 exercisable)...............................          932         $   12.85
                                                                                  -----
  Granted.................................................................          293             17.68
  Exercised...............................................................          (50)            10.99
  Surrendered/expired/cancelled...........................................          (41)            13.37
                                                                                  -----
Outstanding, May 31, 1996 (496 exercisable)...............................        1,134         $   14.17
                                                                                  -----
  Granted.................................................................          630             23.14
  Exercised...............................................................         (416)            13.18
  Surrendered/expired/cancelled...........................................          (30)            16.79
                                                                                  -----
Outstanding, May 31, 1997 (443 exercisable)...............................        1,318         $   18.72
                                                                                  -----
                                                                                  -----

    The following table provides additional information regarding options outstanding as of May 31, 1997:

                                                      WEIGHTED AVERAGE         NUMBER OF      WEIGHTED AVERAGE
         OPTION EXERCISE              OPTIONS       REMAINING CONTRACTUAL       OPTIONS       EXERCISE PRICE OF
           PRICE RANGE              OUTSTANDING        LIFE OF OPTIONS        EXERCISABLE    OPTIONS EXERCISABLE
---------------------------------  -------------  -------------------------  --------------  -------------------
$10.00 - $16.88                             478                  6.3                   262       $     12.93
$17.50 - $23.63                             448                  8.7                    37             19.44
$24.13 - $30.00                             383                  9.4                   135             26.56
$30.38 - $35.13                               9                  8.0                     9             32.34
                                   -------------                             --------------
                                          1,318                  8.0                   443             18.03
                                   -------------                             --------------
                                   -------------                             --------------

    The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restricted periods. The number of shares and the

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4. COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED) restricted period, which varies from two to ten years, are determined by the Compensation Committee of the Board of Directors. The market value of the award on the date of grant is recorded as a deferred expense, Common stock and Capital surplus. The deferred expense is included in results of operations over the restricted term. The expense relating to outstanding restricted stock awards was $1,054, $516 and $266 in fiscal 1997, 1996 and 1995, respectively.

    The AAR CORP. Employee Stock Purchase Plan is open to employees of the Company (other than officers, directors or participants in other stock option plans of the Company) with six months of service. The plan permits employees to purchase common stock in periodic offerings at the lesser of the fair market value on date of offering or 85% of the fair market value on the date of exercise. A participating employee pays for shares by payroll deduction over a two-year period. Upon completion of the purchase, the excess of the proceeds over the par value (or cost in the case of treasury stock) is credited to Capital surplus.

    The number of options and awards outstanding and available for grant or issuance for each of the Company's stock plans is as follows:

                                                                                   MAY 31, 1997
                                                                     -----------------------------------------
                                                                       OUTSTANDING      AVAILABLE      TOTAL
                                                                     ---------------  -------------  ---------
Stock Benefit Plan (officers, directors and key employees).........         1,517              89        1,606
Employee Stock Purchase Plan.......................................             0             121          121

    Pursuant to a shareholder rights plan adopted in 1987 and amended in 1989, each outstanding share of the Company's common stock carries with it a Right to purchase one additional share at a price of $85 (subject to antidilution adjustments). The Rights become exercisable (and separate from the shares) when certain specified events occur, including the acquisition of 20% or more of the common stock by a person or group (an "Acquiring Person") or the commencement of a tender or exchange offer for 30% or more of the common stock.

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

    On September 21, 1990, the Board of Directors authorized the Company to purchase up to 1,000 shares of the Company's common stock on the open market or through privately negotiated transactions. As of May 31, 1997 the Company had purchased 464 shares of its common stock on the open market under this program at an average price of $13.89 per share.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

5.  COMMON STOCK AND NET INCOME PER SHARE OF COMMON STOCK

    During February 1997, the Company completed the sale of two million shares of common stock, raising $50,075, which is net of expenses.

    Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Shares granted as restricted stock awards under the AAR CORP. Stock Benefit Plan are considered outstanding from the date of grant. Common Stock equivalents consisting of employee stock options have not been included in the per share calculations as their dilutive effect is not material.

6.  EMPLOYEE BENEFIT PLANS

    The Company has defined contribution or defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

  DEFINED BENEFIT PLANS

    The pension plans for domestic, salaried employees have benefit formulas primarily based on years of service and compensation. The pension benefit for hourly employees is generally based on a fixed amount per year of service. The Company follows the provisions of SFAS No. 87, "Employers' Accounting for Pensions" for all domestic and nondomestic pension plans.

    The Company's funding policy for domestic plans is to contribute annually, at a minimum, an amount which is deductible for Federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. Contributions are intended to provide for benefits attributed to service to date and for benefits expected to be earned in the future. The assets of the pension plans are invested primarily in mutual funds, common stocks, investment grade bonds and U.S. Government obligations.

    Certain foreign operations of domestic subsidiaries also have pension plans. In most cases, the plans are defined benefit in nature. Assets of the plans are comprised of insurance contracts. Benefit formulas are similar to those used by domestic plans. It is the policy of these subsidiaries to fund at least the minimum amounts required by local law and regulation.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)

    The following table sets forth the plans' funded status and the amount recognized in the Company's Consolidated Balance Sheets.

                                                                                 MAY 31, 1997    MAY 31, 1996
                                                                                --------------  --------------
Actuarial present value of benefit obligation:
  Vested benefit obligation...................................................   $    (32,786)   $    (30,572)
  Nonvested benefit obligation................................................         (1,444)         (1,283)
                                                                                --------------  --------------
Accumulated benefit obligation................................................        (34,230)        (31,855)
Effect of projected salary increases on the benefit obligation................         (4,540)         (4,071)
                                                                                --------------  --------------
Projected benefit obligation..................................................        (38,770)        (35,926)
Plans' assets at fair value...................................................         35,825          33,277
                                                                                --------------  --------------
Projected benefit obligation in excess of plans' assets.......................         (2,945)         (2,649)
Unrecognized net loss.........................................................          4,409           5,340
Unrecognized prior service cost...............................................          1,241           1,391
Unrecognized transition obligation............................................            719             833
                                                                                --------------  --------------
Prepaid pension costs.........................................................   $      3,424    $      4,915
                                                                                --------------  --------------
                                                                                --------------  --------------

    The projected benefit obligation for domestic plans is determined using an assumed weighted average discount rate of 8.25% for fiscal 1997 and 1996, respectively, and an assumed average compensation increase of 5.0%. The expected long-term rate of return on assets is 10.0% for fiscal 1997 and 1996. Unrecognized net loss, prior service cost and transition obligation are amortized on a straight-line basis over the estimated average future service period.

    The projected benefit obligation for nondomestic plans is determined using an assumed weighted average discount rate of 6.5% for fiscal 1997 and 1996, respectively, and an assumed average compensation increase of 2.0% for the first five years and 4.0% thereafter. The expected long-term rate of return on assets is 6.5% for fiscal 1997 and 1996.

    Pension expense charged to results of operations includes the following components:

                                                                             MAY 31,
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Service costs for benefits earned during fiscal year...........  $   1,455  $   1,169  $   1,255
Interest cost on projected benefit obligation..................      2,785      2,587      2,440
Actual investment return on plan assets........................     (2,904)    (2,618)    (2,225)
Net amortization and deferral..................................        411        224         60
                                                                 ---------  ---------  ---------
Total pension expense..........................................  $   1,747  $   1,362  $   1,530
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

  DEFINED CONTRIBUTION PLAN

    The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 15.0% of their

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
pretax compensation, subject to applicable regulatory limits. The Company may make matching contributions up to 6.0% of compensation. Participants vest immediately in Company contributions. Expense charged to results of operations was $930, $815 and $830 in fiscal 1997, 1996 and 1995, respectively.

  DIRECTOR, EXECUTIVE AND KEY EMPLOYEE RETIREMENT BENEFIT AND PROFIT SHARING
  PLANS

    The Company provides its outside directors with benefits upon retirement on or after age 65 provided they have completed at least five years of service as a director. Benefits are paid as an annuity in an amount equal to 25.0% of the annual retainer fee payable by the Company to active outside directors. Payment of benefits commences upon retirement and continues for a period equal to the total number of years of the retired director's service as a director to a maximum of ten years, or death, whichever occurs first. The Company also provides supplemental retirement and profit sharing benefits for current and former executives and key employees to supplement benefits provided by the Company's other benefit plans. The plans are not fully funded and may require funding in the event of a change in control of the Company as determined by the Company's Board of Directors. Expense charged to results of operations for these plans was $970, $555 and $585 in fiscal 1997, 1996 and 1995, respectively.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company provides health and life insurance benefits for certain eligible employees and retirees under a variety of plans. Generally these benefits are contributory with retiree contributions adjusted annually. The postretirement plans are unfunded and the Company has the right to modify or terminate any of these plans in the future, in certain cases subject to union bargaining agreements. In fiscal 1995, the Company completed termination of postretirement healthcare and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The Company recognized an after-tax gain of $250 from the reduction in the accumulated postretirement benefit obligation related to this termination of benefits.

    Postretirement benefit cost for the years ended May 31, 1997, 1996 and 1995 included the following components:

                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Service cost...................................................  $  --      $  --      $       4
Interest cost..................................................         85         65         70
                                                                 ---------  ---------  ---------
                                                                 $      85  $      65  $      74
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
    The funded status of the plans at May 31, 1997 and 1996 was as follows:

                                                                             1997       1996
                                                                           ---------  ---------

Accumulated postretirement benefit obligation:
  Current retirees.......................................................  $     774  $     728
  Current employees -- fully eligible....................................        364        352
                                                                           ---------  ---------
                                                                               1,138      1,080
Plans' assets at fair value..............................................     --         --
                                                                           ---------  ---------
Accumulated postretirement benefit obligation in excess of plans'
 assets..................................................................      1,138      1,080
Unrecognized prior service cost, transition obligation and net
 (loss)/gain.............................................................         (3)       (10)
                                                                           ---------  ---------
Accrued postretirement benefit cost in the consolidated balance sheets...  $   1,135  $   1,070
                                                                           ---------  ---------
                                                                           ---------  ---------

    The assumed discount rate used to measure the accumulated postretirement benefit obligation was 8.25% at May 31, 1997 and 1996, respectively. The assumed rate of future increases in healthcare costs was 8.8% and 9.4% in fiscal 1997 and 1996 respectively, declining to 6.0% by the year 2003 and remaining at that rate thereafter. A one percent increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $27 as of May 31, 1997 and would not result in a significant change to the annual postretirement benefit expense.

7.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain facilities and equipment under agreements that expire at various dates through 2011. Rental expense under these leases was $6,660, $6,828 and $6,545 in fiscal 1997, 1996 and 1995, respectively.

    Future minimum payments under leases with initial or remaining terms of one year or more at May 31, 1997 were $4,335 for fiscal 1998, $3,861 for fiscal 1999, $3,526 for fiscal 2000, $2,937 for fiscal 2001 and $623 for fiscal 2002 and thereafter.

    The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance, contracts, sales of secured accounts receivables or other business requirements. The total of these instruments outstanding at May 31, 1997 was approximately $7,000.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

8.  INVESTMENT IN LEVERAGED LEASES

    From time to time, the Company acquires aircraft under lease that qualify for leveraged lease accounting treatment. Typically, these are long-term leases of late-model aircraft operated by major carriers where the company is an equity participant of at least twenty percent and there is a third-party provider of nonrecourse debt of the remaining equipment cost.

    During the lease term the Company is required, in accordance with SFAS No. 13, to adjust the elements of the investment in leveraged leases to reflect changes in important economic assumptions, such as the renegotiation of the interest rate on the nonrecourse debt or changes in income tax rates. In addition, the Company may sell options or other rights to the residual proceeds over the book value at the end of the lease term.

    The Company's net investment in leveraged leases is comprised of the following elements:

                                                                              FOR THE YEAR ENDED
                                                                                   MAY 31,
                                                                              ------------------
                                                                                1997      1996
                                                                              --------  --------
 Rentals receivable (net of principal and interest on the nonrecourse debt)....................................................................  $ 11,246  $ 14,545
  Estimated residual value of leased assets.................................    23,950    23,950
  Unearned and deferred income..............................................    (7,590)   (7,590)
                                                                              --------  --------
    Investment in leveraged leases..........................................    27,606    30,905
  Deferred taxes............................................................   (22,230)  (25,060)
                                                                              --------  --------
  Net investment in leveraged leases........................................  $  5,376  $  5,845
                                                                              --------  --------
                                                                              --------  --------

    Pretax income from leveraged leases was $0 in fiscal 1997, 1996 and 1995, respectively.

9.  BUSINESS SEGMENT INFORMATION

    The Company primarily operates in the aerospace/aviation industry and reports its activities in one primary business segment: Aviation Services.

    Export sales from the Company's U.S. operations to unaffiliated customers, the majority located in Europe, the Middle East, Asia, Canada, Mexico and South America (including sales through foreign sales offices of domestic subsidiaries), were approximately $204,808 (34.8% of total net sales), $148,503 (29.4% of total net sales) and $144,056 (31.9% of total net sales) in fiscal 1997, 1996 and 1995, respectively.

    Sales to the U.S. Government, its agencies and its contractors were approximately $82,125 (13.9% of total net sales), $92,362 (18.3% of total net sales) and $82,708 (18.3% of total net sales) in fiscal 1997, 1996 and 1995, respectively.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

10.  SELECTED QUARTERLY DATA (UNAUDITED)

    The unaudited selected quarterly data for fiscal years ended May 31, 1997 and 1996 are as follows:

                                  FISCAL 1997

                                                                          NET INCOME
QUARTER                          NET SALES   GROSS PROFIT   NET INCOME    PER SHARE
-------------------------------  ---------   ------------   ----------   ------------
First..........................  $ 136,037     $ 24,588      $ 4,848        $ .30
Second.........................    135,675       24,824        5,144          .32
Third..........................    154,135       28,140        5,940          .36
Fourth.........................    163,481       30,989        7,093          .39
                                 ---------   ------------   ----------
                                 $ 589,328     $108,541      $23,025        $1.38
                                 ---------   ------------   ----------      -----
                                 ---------   ------------   ----------      -----
                                     FISCAL 1996

                                                                          NET INCOME
QUARTER                          NET SALES   GROSS PROFIT   NET INCOME    PER SHARE
-------------------------------  ---------   ------------   ----------   ------------
First..........................  $ 109,593     $ 20,497      $ 3,226        $ .20
Second.........................    121,261       21,963        3,691          .23
Third..........................    136,065       22,463        4,089          .26
Fourth.........................    138,071       25,842        5,006          .31
                                 ---------   ------------   ----------      -----
                                 $ 504,990     $ 90,765      $16,012        $1.00
                                 ---------   ------------   ----------      -----
                                 ---------   ------------   ----------      -----

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

11.  ALLOWANCES AND RESERVES

                          ALLOWANCES FOR DOUBTFUL ACCOUNTS

                                                                            FOR THE YEAR ENDED MAY 31,
                                                                            ---------------------------
                                                                             1997      1996      1995
                                                                            ------    ------    -------
Balance, beginning of year................................................  $2,490    $2,400    $ 2,000
  Provision charged to operations.........................................     500       900        895
  Deductions for accounts written off, net of recoveries..................  (1,025)     (810)      (495)
                                                                            ------    ------    -------
Balance, end of year......................................................  $1,965    $2,490    $ 2,400
                                                                            ------    ------    -------
                                                                            ------    ------    -------

                         INVENTORY REALIZATION RESERVES

                                                                            FOR THE YEAR ENDED MAY 31,
                                                                            ---------------------------
                                                                             1997      1996      1995
                                                                            ------    ------    -------
Balance, beginning of year................................................  $5,528    $6,329    $ 8,916
  Provision charged to operations.........................................   5,230     5,325      2,909
  Inventory written off and loss from disposal, net
    of recoveries.........................................................  (5,131)   (6,126)    (5,496)
                                                                            ------    ------    -------
Balance, end of year......................................................  $5,627    $5,528    $ 6,329
                                                                            ------    ------    -------
                                                                            ------    ------    -------

    The inventory valuation reserve principally represents allowances for obsolete inventory as well as reserves to reduce the cost of certain surplus inventory to its net realizable value. The reserve applies to inventory supporting the Company's Trading, Overhaul and Manufacturing activities.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption "Nominees and Continuing Directors" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

    The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in
Part I above.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information contained under the captions "Executive Compensation and Other Information" (but excluding the following sections thereof, "Compensation Committee's Report on Executive Compensation" and "Stockholder Return Performance Graphs"); "Employment and Other Agreements" and "Directors Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

                              FINANCIAL STATEMENTS

                                                               PAGE
                                                              -------
Independent Auditors' Report, KPMG Peat Marwick LLP.........       12
Financial Statements -- AAR CORP. and Subsidiaries:
  Consolidated statements of income for the three years
    ended May 31, 1997......................................       13
  Consolidated balance sheets as of May 31, 1997 and 1996...    14-15
  Consolidated statements of stockholders' equity for the
    three years ended May 31, 1997..........................       16
  Consolidated statements of cash flows for the three years
    ended May 31, 1997......................................       17
  Notes to consolidated financial statements................    18-34
  Selected quarterly data (unaudited) for the years ended
    May 31, 1997 and 1996 (Note 10 to Consolidated Financial
    Statements).............................................       33
Financial data schedule for the twelve-month period ended May 31,
  1997............................................. See exhibit index

                                    EXHIBITS

    The Exhibits filed as a part of this report are set forth in the Exhibit Index contained elsewhere herein. Each of the material contracts identified as Exhibits 10.1 through 10.10 is a management contract or compensatory plan or arrangement.

                              REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the three-month period ended May 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AAR CORP.

                                          (Registrant)

Date: August 20, 1997

                                          By:         /s/ DAVID P. STORCH

                                             -----------------------------------

                                             David P. Storch
                                             PRESIDENT AND CHIEF
                                             EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                        DATE
------------------------  -----------------------------------    ---------------

   /s/ IRA A. EICHNER     CHAIRMAN OF THE BOARD AND
------------------------   DIRECTOR
     Ira A. Eichner

  /s/ DAVID P. STORCH     PRESIDENT AND CHIEF EXECUTIVE
------------------------   OFFICER; DIRECTOR (PRINCIPAL
    David P. Storch        EXECUTIVE OFFICER)

/s/ TIMOTHY J. ROMENESKO  VICE PRESIDENT,
------------------------   CHIEF FINANCIAL OFFICER AND
  Timothy J. Romenesko     TREASURER (PRINCIPAL FINANCIAL AND
                           ACCOUNTING OFFICER)

  /s/ A. ROBERT ABBOUD    DIRECTOR
------------------------
    A. Robert Abboud

 /s/ HOWARD B. BERNICK    DIRECTOR
------------------------
   Howard B. Bernick
                                                                 August 20, 1997
 /s/ EDGAR D. JANNOTTA    DIRECTOR
------------------------
   Edgar D. Jannotta

  /s/ ROBERT D. JUDSON    DIRECTOR
------------------------
    Robert D. Judson

  /s/ ERWIN E. SCHULZE    DIRECTOR
------------------------
    Erwin E. Schulze

  /s/ JOEL D. SPUNGIN     DIRECTOR
------------------------
    Joel D. Spungin

    /s/ LEE B. STERN      DIRECTOR
------------------------
      Lee B. Stern

 /s/ RICHARD D. TABERY    DIRECTOR
------------------------
   Richard D. Tabery

                                 EXHIBIT INDEX

              INDEX                                                          EXHIBITS
----------------------------------             ---------------------------------------------------------------------
 3. Articles of Incorporation             3.1  Restated Certificate of Incorporation;(1) Amendments thereto dated
   and By-Laws                                 November 3, 1987(2) and October 19, 1988.(2)

                                          3.2  By-Laws, as amended.(2) Amendment thereto dated April 12, 1994.(12)

 4. Instruments defining                  4.1  Restated Certificate of Incorporation and Amendments (see Exhibit
   the rights of                               3.1).
   security holders

                                          4.2  By-Laws, as amended.(12)

                                          4.3  Credit Agreement dated September 9, 1996, between the Registrant and the Bank of America, Illinois.(15)

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

                                          4.6  Officers' certificates relating to debt securities dated October 24,
                                               1989(10) and October 12, 1993.(10)

                                          4.7  Credit Agreement dated October 7, 1996, between the Registrant and
                                               The First National Bank of Chicago.(15)

                                               Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant
                                               is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.

10. Material Contracts                   10.1  AAR CORP. Stock Benefit Plan,(11) Amendment thereto dated July 29,
                                               1996 and second amendment thereto dated January 2, 1997.(15)

                                         10.2  Death Benefit Agreement dated August 24, 1984 between the Registrant and Ira A. Eichner;(8) Amendment thereto dated August 12, 1988.(4)

                                         10.3  Further Restated and Amended Employment Agreement dated August 1,
                                               1985 between the Registrant and Ira A. Eichner;(3) Amendments thereto dated August 12, 1988,(4) May 25, 1990(16) and July 13, 1994.(16)

                                         10.4  Trust Agreement dated August 12, 1988 between the Registrant and Ira
                                               A. Eichner(4) and amendments thereto dated May 25, 1990(16) and
                                               February 4, 1994.(12)

                                         10.5  AAR CORP. Directors' Retirement Plan, dated April 14, 1992.(9)

              INDEX                                                          EXHIBITS
----------------------------------             ---------------------------------------------------------------------
                                         10.6  AAR CORP. Supplemental Key Employee Retirement Plan, dated July 13,
                                               1994(13), amended June 1, 1995(16), January 1, 1996(16) and June 1,
                                               1996.(16)

                                         10.7  Employment agreement dated June 1, 1994 between the Registrant and
                                               David P. Storch;(14) Amendment thereto dated October 9, 1996.(15)

                                         10.8  Severance and Change in Control agreement dated February 24, 1995 between the Registrant and Philip C. Slapke.(14)

                                         10.9  Severance and Change in Control agreement dated February 24, 1995 between the Registrant and Howard A. Pulsifer.(14)

                                        10.10  Severance and Change in Control agreement dated February 24, 1995 between the Registrant and Timothy J. Romenesko.(14)

21. Subsidiaries of                      21.1  Subsidiaries of AAR CORP. (filed herewith).
   the Registrant

23. Consents of experts                  23.1  Consent of KPMG Peat Marwick LLP (filed herewith).
   and counsel

27. Financial Data                       27.1  Financial Data Schedule for the Registrant's fiscal year ended May
   Schedule                                    31, 1997.

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

(12) Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(13) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

(14) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

(15) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended November 30, 1996.

(16) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.