Form 10-Q
period 1997-08-31
AAR CORP
filed 1997-10-08
CIK 1750

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

    For Quarterly Period Ended August 31, 1997 Commission file number 1-6263

                                   AAR CORP.

             (Exact name of registrant as specified in its charter)

           DELAWARE                 36-2334820
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

        ONE AAR PLACE
    1100 N. WOOD DALE ROAD
     WOOD DALE, ILLINOIS
    (Address of principal             60191
      executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (630) 227-2000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                            ------------------------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

                            ------------------------

    Indicate the number of shares outstanding of each on the issuer's classes of common stock, as of the latest practicable date. $1.00 par value, 18,344,157 shares outstanding as of August 31, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AAR CORP. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                                AUGUST 31, 1997
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements
          Condensed Consolidated Balance Sheets...........................     3
          Condensed Consolidated Statements of Income.....................     4
          Condensed Consolidated Statements of Cash Flows.................     5
          Notes to Condensed Consolidated Financial Statements............   6-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  9-10

PART II -- OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K
          Exhibits........................................................    11
        Reports on Form 8-K...............................................    11

  Signature Page..........................................................    12

PART I, ITEM 1 -- FINANCIAL STATEMENTS

                           AAR CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF AUGUST 31, 1997 AND MAY 31, 1997
                                 (000S OMITTED)

                                                                                                      MAY 31,
                                                                                                       1997
                                                                                                  ---------------
                                                                                     AUGUST 31,    (DERIVED FROM
                                                                                        1997          AUDITED
                                                                                     -----------     FINANCIAL
                                                                                     (UNAUDITED)    STATEMENTS)
ASSETS
Current assets:
  Cash and cash equivalents........................................................   $  30,406     $    51,705
  Accounts receivable, less allowances of $2,561 and $1,965 respectively...........     124,349         122,944
  Inventories......................................................................     194,560         176,921
  Equipment on or available for short-term lease...................................      36,115          40,318
  Deferred tax assets, deposits and other..........................................      27,959          22,212
                                                                                     -----------  ---------------
        Total current assets.......................................................     413,389         414,100
                                                                                     -----------  ---------------
Property, plant and equipment, net.................................................      70,944          71,108
                                                                                     -----------  ---------------
Other assets:
  Investments in leveraged leases..................................................      36,107          27,606
  Cost in excess of underlying net assets of acquired companies....................       9,742           5,653
  Retirement benefits, notes receivable and other..................................      12,637          11,117
                                                                                     -----------  ---------------
                                                                                         58,486          44,376
                                                                                     -----------  ---------------
                                                                                      $ 542,819     $   529,584
                                                                                     -----------  ---------------
                                                                                     -----------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.............................................   $   1,492     $     1,474
  Accounts payable.................................................................      80,505          77,567
  Accrued liabilities..............................................................      18,627          17,647
  Accrued taxes on income..........................................................       4,635           3,293
                                                                                     -----------  ---------------
        Total current liabilities..................................................     105,259          99,981
                                                                                     -----------  ---------------
Long-term debt, less current maturities............................................     116,438         116,818
Deferred tax liabilities...........................................................      33,552          32,560
Other liabilities..................................................................       6,382           6,294
Retirement benefit obligation and deferred credits.................................       5,523           4,672
                                                                                     -----------  ---------------
                                                                                        161,895         160,344
                                                                                     -----------  ---------------
Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 250 shares, none issued.............      --             --
  Common stock, $1.00 par value, authorized 80,000 shares; issued 19,017 and 18,932
    shares, respectively...........................................................      19,017          18,932
  Capital surplus..................................................................     143,587         141,016
  Retained earnings................................................................     130,802         125,694
  Treasury stock, 673 and 728 shares at cost, respectively.........................     (13,063)        (13,365)
  Cumulative translation adjustments...............................................      (4,678)         (3,018)
                                                                                     -----------  ---------------
                                                                                        275,665         269,259
                                                                                     -----------  ---------------
                                                                                      $ 542,819     $   529,584
                                                                                     -----------  ---------------
                                                                                     -----------  ---------------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements

                           AAR CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AND 1996
                                  (UNAUDITED)
                      (000S OMITTED EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                  AUGUST 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Net sales.................................................................................  $  170,906  $  136,037
                                                                                            ----------  ----------
Costs and operating expenses:
  Cost of sales...........................................................................     138,978     111,449
  Selling, general and administrative.....................................................      19,034      15,375
                                                                                            ----------  ----------
Operating income..........................................................................      12,894       9,213
Interest expense..........................................................................      (2,759)     (2,625)
Interest income...........................................................................         319         310
                                                                                            ----------  ----------
Income before provision for income taxes..................................................      10,454       6,898
Provision for income taxes................................................................       3,144       2,050
                                                                                            ----------  ----------
Net income................................................................................  $    7,310  $    4,848
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net income per share of common stock......................................................  $      .40  $      .30
Dividends paid and declared per share of common stock.....................................  $      .12  $      .12
Average common shares outstanding.........................................................      18,326      15,965

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements

                           AAR CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AND 1996
                                  (UNAUDITED)
                                 (000S OMITTED)

                                                                                              THREE MONTHS ENDED
                                                                                                  AUGUST 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $    7,310  $    4,848
  Adjustments to reconcile net income to net cash provided from operating activities:
    Depreciation and amortization.........................................................       3,463       2,679
    Change in certain assets and liabilities:
      Accounts receivable.................................................................       5,001      (6,826)
      Inventories.........................................................................     (12,378)    (13,481)
      Equipment on or available for short-term lease......................................       4,030      10,027
      Retirement benefit obligation, deferred taxes, deposits and other...................      (4,083)      3,753
      Accounts payable and other liabilities..............................................      (4,134)      8,912
      Accrued liabilities and taxes on income.............................................         (66)     (2,140)
      Accrued interest....................................................................       2,346       2,470
                                                                                            ----------  ----------
  Net cash provided from operating activities.............................................       1,489      10,242
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net.........................................      (2,678)    (14,056)
  Investment in leveraged leases..........................................................      (8,501)        304
  Notes receivable and other..............................................................      (2,193)        376
                                                                                            ----------  ----------
  Net cash used in investing activities...................................................     (13,372)    (13,376)
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in borrowings....................................................................      (7,293)       (375)
  Cash dividends..........................................................................      (2,202)     (1,919)
  Purchases of treasury stock.............................................................      --          (1,601)
  Proceeds from exercise of stock options and other.......................................         100         588
                                                                                            ----------  ----------
  Net cash used in financing activities...................................................      (9,395)     (3,307)
                                                                                            ----------  ----------
Effect of exchange rate changes on cash...................................................         (21)        151
                                                                                            ----------  ----------
Decrease in cash and cash equivalents.....................................................     (21,299)     (6,290)
Cash and cash equivalents, beginning of period............................................      51,705      33,606
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   30,406  $   27,316
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1997

                                 (000S OMITTED)

NOTE A -- BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of AAR CORP. ("the Company") and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of May 31, 1997 has been derived from audited financial statements. To prepare the financial statements in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

    In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 1997 and the condensed consolidated results of operations and cash flows for the three-month periods ended August 31, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE B -- INVENTORY

    The following is a summary of inventories:

                                                                        AUGUST 31,   MAY 31,
                                                                           1997        1997
                                                                        ----------  ----------
Raw materials and parts...............................................  $   37,235  $   36,067
Work-in-process.......................................................      17,841      15,477
Purchased aircraft, parts, engines and components held for sale.......     138,091     124,212
Finished goods........................................................       1,393       1,165
                                                                        ----------  ----------
                                                                        $  194,560  $  176,921
                                                                        ----------  ----------
                                                                        ----------  ----------

                           AAR CORP. AND SUBSIDIARIES

                                AUGUST 31, 1997

                                 (000S OMITTED)

NOTE C -- SUPPLEMENTAL CASH FLOWS INFORMATION

    Supplemental information on cash flows follows:

                                                     THREE MONTHS ENDED
                                                         AUGUST 31,
                                                    --------------------
                                                      1997       1996
                                                    ---------  ---------
Interest paid.....................................  $     280  $     120
Income taxes paid.................................      1,070      1,340
Income tax refunds received.......................         50        120

Non-Cash Investing Activities:

    On June 2, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Cooper Aviation Industries, Inc. (Cooper), a distributor of factory-new aviation parts and accessories to the commercial, regional/commuter and general aviation markets. The purchase price was paid by issuing 93 thousand common shares and was recorded under the purchase method of accounting.

NOTE D -- CUMULATIVE TRANSLATION ADJUSTMENTS

    The Cumulative translation adjustments account changed due to a net translation loss of $1,660 for the three-month period ended August 31, 1997. The change resulted from a decrease in the value of the Company's net investment in foreign subsidiaries primarily resulting from an increase in the value of the U.S. dollar against certain European currencies. The noncash adjustment did not affect the Company's results of operations.

NOTE E -- COMMON STOCK AND NET INCOME PER SHARE OF COMMON STOCK

    Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents consisting of employee stock options have not been included in the per share calculations as their dilutive effect is not material.

NOTE F -- NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" in February, 1997. SFAS No. 128 was issued to simplify the computation of earnings per share (EPS) calculations and to make U.S. standards more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. The standard replaces the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. The Company is required to adopt the provisions of SFAS No. 128 in its third quarter of fiscal 1998.

                           AAR CORP. AND SUBSIDIARIES

                                AUGUST 31, 1997

                                 (000S OMITTED)

NOTE F -- NEW ACCOUNTING STANDARDS (CONTINUED)
    SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is evaluating the Statement's provisions to determine how it will present comprehensive income in its financial statements. The Company will adopt SFAS No. 130 in fiscal 1999.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public companies report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The Company is evaluating the new Statement's provisions to determine the additional disclosures required in its financial statements, if any, and will adopt SFAS No. 131 in its fourth quarter of fiscal 1998.

PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS
                       (000S OMITTED EXCEPT PERCENT DATA)

THREE-MONTH PERIOD ENDED AUGUST 31, 1997
  (as compared with the same period of the prior year)

    The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated net sales for the Company's classes of similar products and services within this segment for the three month periods ended August 31, 1997 and 1996. Prior period amounts have been reclassified to conform to the current year presentation.

                                                                       THREE MONTHS ENDED
                                                                           AUGUST 31,
                                                                     ----------------------
                                                                        1997        1996
                                                                     ----------  ----------
Net Sales:
    Aircraft and Engines...........................................  $   79,781  $   59,520
    Airframe and Accessories.......................................      70,066      48,208
    Manufacturing..................................................      21,059      28,309
                                                                     ----------  ----------
                                                                     $  170,906  $  136,037
                                                                     ----------  ----------
                                                                     ----------  ----------

THREE-MONTH PERIOD ENDED AUGUST 31, 1997
  (as compared with the same period of the prior year)

    Consolidated net sales for the first quarter of the Company's fiscal year ending May 31, 1998 (fiscal 1998) increased $34,869 or 25.6% over the same period in the prior year reflecting continued strong demand for the Company's broad range of products and services. Aircraft and Engines sales increased $20,261 or 34.0% over the prior year period primarily reflecting growth in its engine parts trading and engine component repair businesses as well as increased sales in its engine trading and leasing business. A majority of the sales increase in the engine parts business was in conjunction with long-term inventory management programs. Airframe and Accessories sales increased $21,858 or 45.3%, reflecting the inclusion of results of Cooper for the entire quarter and higher demand for certain aircraft maintenance and aircraft component repair services, as well as higher sales in the Company's airframe parts trading business. Manufacturing sales were $7,250 or 25.6% below the prior year period reflecting lower demand for its products supporting the United States Government's rapid deployment program.

    Consolidated gross profit increased $7,340 or 29.9% over the prior year period due to increased consolidated net sales and an increase in the consolidated gross profit margin to 18.7% from 18.1%. The improvement in the consolidated gross profit margin was attributable to the mix of inventories sold. Consolidated operating income increased $3,681 or 40.0% and the Company's operating income margin increased to 7.5% compared to the prior year period's margin of 6.8% as a result of increased consolidated net sales and an increase in consolidated gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales, however total expenses increased principally due to the inclusion of Cooper and higher marketing support and personnel costs.

    Consolidated net income increased $2,462 or 50.8% over the prior year period due primarily to the factors discussed above.

                           AAR CORP. AND SUBSIDIARIES
                              FINANCIAL CONDITION
                          (000S OMITTED EXCEPT RATIOS)

AT AUGUST 31, 1997
----------------

    At August 31, 1997, the Company's liquidity and capital resources included cash of $30,406 and working capital of $308,130. At August 31, 1997, the Company's ratio of long-term debt to capitalization was 29.7%, down from 30.3% at May 31, 1997. The Company continues to maintain its available external sources of financing from $135,941 of unused bank lines and a shelf registration on file with the Securities and Exchange Commission under which up to an additional $85,000 of medium- or long-term debt securities may be sold subject to market conditions.

    During the three month period ended August 31, 1997, the Company generated $1,489 of cash from operations compared to $10,242 in the three month period ended August 31, 1996. The reduction in cash generated from operations was due principally to working capital investments made as a result of continued growth in the Company's Aircraft and Engines and Airframe and Accessories businesses.

    During the three month period ended August 31,1997, the Company's investing activities used $13,372 of cash principally due to an investment in a new leveraged lease for $8,320 and capital expenditures of $2,678. Cash used in financing activities during the three month period ended August 31, 1997 was $9,395, compared to $3,307 for the three month period ended August 31, 1996. The increase in cash used in financing activities was primarily the result of the repayment of $6,942 of debt assumed in the Cooper acquisition during the first quarter of fiscal 1998.

    The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments, and pay dividends.

    A summary of key indicators of financial condition, and lines of credit follows:

                                                                     AUGUST 31,   MAY 31,
DESCRIPTION                                                             1997        1997
-------------------------------------------------------------------  ----------  ----------
Working capital....................................................  $  308,130  $  314,119
Current ratio......................................................       3.9:1       4.1:1
Bank credit lines:
  Borrowings outstanding...........................................  $       --  $       --
  Available but unused lines.......................................     135,941     136,283
                                                                     ----------  ----------
Total credit lines.................................................  $  135,941  $  136,283
                                                                     ----------  ----------
                                                                     ----------  ----------
Long-term debt, less current maturities............................  $  116,438  $  116,818
Ratio of long-term debt to capitalization..........................       29.7%       30.3%

PART II -- OTHER INFORMATION

                           AAR CORP. AND SUBSIDIARIES
                                AUGUST 31, 1997

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

ITEM
---------
27.        Financial Data Schedule

27.1       Financial Data Schedule for the Registrant's three-month interim period ended August 31, 1997.

    (b) REPORTS ON FORM 8-K FOR QUARTER ENDED AUGUST 31, 1997:

        A report on Form 8-K under Item 5. -- Other Events was filed on August 4, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        AAR CORP.

                                          --------------------------------------

                                          (Registrant)

Date:  October 8, 1997          /s/ TIMOTHY J. ROMENESKO
                                ------------------------------------------
                                Timothy J. Romenesko
                                Vice President, Chief Financial Officer
                                and Treasurer.
                                (Principal accounting officer and officer
                                duly authorized to sign on behalf of
                                registrant)