Form 10-Q
period 1997-11-30
AAR CORP
filed 1998-01-13
CIK 1750

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                    --------------

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------------


For Quarterly Period Ended  NOVEMBER 30, 1997   Commission file number  1-6263
                          ---------------------                       ----------

                                      AAR CORP.
           ----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                DELAWARE                               36-2334820
---------------------------------------  ---------------------------------------
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
     of incorporation or organization)


ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS            60191
--------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (630) 227-2000
                                                  ------------------------------

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
                                  Yes   X   No      .
                                      -----    -----

                        (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   $1.00  par value,  18,361,130   shares outstanding as of  NOVEMBER 30, 1997 .
----------          ---------------                        --------------------

                              AAR CORP. and Subsidiaries
                            Quarterly Report on Form 10-Q
                                  November 30, 1997
                                  Table of Contents


                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION
     Item 1. Financial Statements
          Condensed Consolidated Balance Sheets                                3
          Condensed Consolidated Statements of Income                          4
          Condensed Consolidated Statements of Cash Flows                      5
          Notes to Condensed Consolidated Financial Statements               6-8
     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9-12


PART II - OTHER INFORMATION
     Item 4. Submission of Matters to a Vote of Security Holders              13
     Item 6. Exhibits and Reports on Form 8-K
          Exhibits                                                            14
          Reports on Form 8-K                                                 14

     Signature Page                                                           15

PART I, ITEM 1 - FINANCIAL STATEMENTS

                              AAR CORP. and Subsidiaries
                        Condensed Consolidated Balance Sheets
                       As of November 30, 1997 and May 31, 1997
                                    (000s omitted)


                                                                                November 30,         May 31,
                                                                                    1997              1997
                                                                                ------------     ---------------
                                                                                  (Unaudited)     (Derived from
                                                                                              audited financial
                                                                                                    statements)
ASSETS

Current assets:
   Cash and cash equivalents                                                      $  6,990        $  51,705
   Accounts receivable, less allowances of $2,400 and $1,965 respectively          141,843          122,944
   Inventories                                                                     207,887          176,921
   Equipment on or available for short-term lease                                   50,668           40,318
   Deferred tax assets, deposits and other                                          29,193           22,212
                                                                                   -------         --------
      Total current assets                                                         436,581          414,100
                                                                                   -------         --------

Property, plant and equipment, net                                                  75,539           71,108
                                                                                   -------         --------
Other assets:
   Investments in leveraged leases                                                  36,329           27,606
   Cost in excess of underlying net assets of acquired companies                    24,727            5,653
   Retirement benefits, notes receivable and other                                  13,960           11,117
                                                                                   -------         --------
                                                                                    75,016           44,376
                                                                                   -------         --------

                                                                                  $587,136         $529,584
                                                                                   -------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank loans                                                                    $  21,693        $     -
   Current maturities of long-term debt                                              1,689            1,474
   Accounts and notes payable                                                       94,797           77,567
   Accrued liabilities                                                              18,530           17,647
   Accrued taxes on income                                                           1,617            3,293
                                                                                   -------         --------
      Total current liabilities                                                    138,326           99,981
                                                                                   -------         --------

Long-term debt, less current maturities                                            118,508          116,818
Deferred tax liabilities                                                            35,117           32,560
Other liabilities                                                                    6,471            6,294
Retirement benefit obligation and deferred credits                                   5,384            4,672
                                                                                   -------         --------
                                                                                   165,480          160,344
                                                                                   -------         --------

Stockholders' equity:
   Preferred stock, $1.00 par value, authorized 250 shares, none issued               -                -
   Common stock, $1.00 par value, authorized 80,000
      shares; issued 19,053 and 18,932 shares, respectively                         19,053           18,932
   Capital surplus                                                                 145,551          141,016
   Retained earnings                                                               137,010          125,694
   Treasury stock, 692 and 728 shares at cost, respectively                        (13,732)         (13,365)
   Cumulative translation adjustments                                               (4,552)          (3,018)
                                                                                   -------         --------
                                                                                   283,330          269,259
                                                                                   -------         --------

                                                                                  $587,136         $529,584
                                                                                   -------         --------


              The accompanying Notes to Condensed Consolidated Financial
                 Statements are an integral part of these statements

                              AAR CORP. and Subsidiaries
                     Condensed Consolidated Statements of Income
            For the Three and Six Months Ended November 30, 1997 and 1996
                                     (Unaudited)
                         (000s omitted except per share data)

                                                        Three Months Ended                 Six Months Ended
                                                           November 30,                       November 30,
                                                    ------------------------           ------------------------
                                                      1997            1996               1997            1996
                                                    ---------      ---------           ---------      ---------
Net sales                                           $180,156       $135,675            $351,062       $271,712
                                                     -------        -------             -------        -------

Costs and operating expenses:
   Cost of sales                                     146,101        110,851             285,079        222,300
   Selling, general and administrative                19,139         15,031              38,173         30,406
                                                     -------        -------             -------        -------
                                                     165,240        125,882             323,252        252,706

Operating income                                      14,916          9,793              27,810         19,006

Interest expense                                      (3,057)        (2,569)             (5,816)        (5,194)
Interest income                                          157            199                 476            509
                                                     -------        -------             -------        -------

Income before provision for income taxes              12,016          7,423              22,470         14,321

Provision for income taxes                             3,605          2,279               6,749          4,329
                                                     -------        -------             -------        -------

Net income                                          $  8,411       $  5,144           $  15,721       $  9,992
                                                     -------        -------             -------        -------
                                                     -------        -------             -------        -------

Net income per share of common stock                $    .46       $    .32           $     .86       $    .62

Average common shares outstanding                     18,353         16,078              18,339         16,027

Dividends paid and declared per share
   of common stock                                  $    .12       $    .12           $     .24       $    .24


              The accompanying Notes to Condensed Consolidated Financial
                 Statements are an integral part of these statements.

                              AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended November 30, 1997 and 1996
                                     (Unaudited)
                                    (000s omitted)

                                                                       Six Months Ended
                                                                         November 30,
                                                                  -------------------------
                                                                     1997            1996
                                                                  -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  15,721       $  9,992
  Adjustments to reconcile net income to net cash
   provided from (used in) operating activities:
     Depreciation and amortization                                    7,251          5,634

     Change in certain assets and liabilities:
        Accounts receivable                                          (8,964)       (12,878)
        Inventories                                                 (24,185)       (24,150)
        Equipment on or available for
          short-term lease                                          (10,478)         7,943
        Retirement benefit obligation, deferred taxes,
          deposits and other                                         (1,865)          (526)
        Accounts and notes payable and other liabilities              9,598         26,331
        Accrued liabilities and taxes on income                      (4,980)        (1,233)
                                                                    -------        -------
  Net cash (used in) provided from operating activities             (17,902)        11,113
                                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net                    (6,326)       (18,993)
  Acquisition, less cash acquired                                   (18,973)           -
  Investment in leveraged leases                                     (8,723)         1,410
  Notes receivable and other                                         (4,023)        (3,105)
                                                                    -------        -------

  Net cash used in investing activities                             (38,045)       (20,688)
                                                                    -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in borrowings                                               14,032           (753)
  Cash dividends                                                     (4,405)        (3,854)
  Purchase of treasury stock                                            -           (1,165)
  Proceeds from exercise of stock options and other                   1,573          1,233
                                                                    -------        -------

  Net cash provided from (used in) financing activities              11,200         (4,539)
                                                                    -------        -------

Effect of exchange rate changes on cash                                  32             82
                                                                    -------        -------

Decrease in cash and cash equivalents                               (44,715)       (14,032)

Cash and cash equivalents, beginning of period                       51,705         33,606
                                                                    -------        -------

Cash and cash equivalents, end of period                           $  6,990        $19,574
                                                                    -------        -------


              The accompanying Notes to Condensed Consolidated Financial
                 Statements are an integral part of these statements.

                              AAR CORP. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                  November 30, 1997
                                    (000s omitted)

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

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 1997 and the condensed consolidated results of operations for the three and six months ended November 30, 1997 and 1996, and the condensed consolidated cash flows for the six months ended November 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform to the November 30, 1997 presentation.

NOTE B - INVENTORY

The summary of inventories is as follows:

                                                  November 30,     May 31,
                                                      1997          1997
                                                   ------------   ---------

          Raw materials and parts                   $  42,056     $  36,067
          Work-in-process                              15,229        15,477
          Purchased aircraft, parts, engines and
             components held for sale                 149,127       124,212
          Finished goods                                1,475         1,165
                                                    ---------     ---------
                                                     $207,887      $176,921
                                                    ---------     ---------
                                                    ---------     ---------

                              AAR CORP. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                            November 30, 1997  (Continued)
                                    (000s omitted)


NOTE C - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                       Six Months Ended
                                                         November 30,
                                                   -----------------------
                                                     1997            1996
                                                   --------       --------

               Interest paid                       $5,703         $5,150
               Income taxes paid                    2,850          2,525
               Income tax refunds received            215            125



On October 24, 1997, the Company purchased the stock of ATR International, Inc. (ATR), a company which engineers and manufactures composite parts and structures for the aerospace/aviation industry. The Company acquired ATR for approximately $19 million cash and the transaction was recorded under the purchase method of accounting.

On June 2, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Cooper Aviation Industries, Inc. (Cooper), a distributor of factory-new aviation parts and accessories to the commercial, regional/commuter and general aviation markets. The purchase price was paid by issuing approximately 93 thousand common shares and the transaction was recorded under the purchase method of accounting.

NOTE D - CUMULATIVE TRANSLATION ADJUSTMENTS

The cumulative translation adjustments account changed due to a net translation loss of $1,534 for the six-month period ended November 30, 1997. The change resulted from a decrease in the value of the Company's net investment in foreign operations primarily resulting from an increase in the value of the U.S. dollar against most European currencies. The noncash adjustment did not affect the Company's results of operations.

NOTE E - COMMON STOCK AND NET INCOME PER SHARE OF COMMON STOCK

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

                              AAR CORP. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                            November 30, 1997  (Continued)
                                    (000s omitted)


NOTE F -  NEW ACCOUNTING STANDARDS (CONTINUED)

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

NOTE G -  SUBSEQUENT EVENTS

On December 15, 1997, the Company sold $60 million of 6.875% notes due December 15, 2007. The notes were priced at 99.80 to yield 6.903%.

On December 31, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of AVSCO Aviation Service Corporation (AVSCO), a distributor of factory new parts and accessories to the commercial, regional/commuter and general aviation markets. The purchase price of approximately $18.4 million was paid for with a combination of cash and a note and the transaction was recorded under the purchase method of accounting.

          PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                              AAR CORP. AND SUBSIDIARIES
                                RESULTS OF OPERATIONS
                          (000s omitted except percent data)


THREE AND SIX-MONTH PERIOD ENDED NOVEMBER 30, 1997
--------------------------------------------------
(as compared with the same period of the prior year)

The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated net sales for the Company's classes of similar products and services within this segment for the three and six months ended November 30, 1997 and 1996. Prior period amounts have been reclassified to conform to the current year presentation.

                                                   Three Months Ended                  Six Months Ended
                                                     November 30,                       November 30,
                                               ------------------------           ------------------------
                                                 1997            1996                1997          1996
                                               ---------      ---------           ---------      ---------
Net Sales:
            Aircraft and Engines               $ 76,943       $ 56,372            $156,724       $115,892
            Airframe and Accessories             74,535         55,562             144,601        103,770
            Manufacturing                        28,678         23,741              49,737         52,050
                                                -------        -------             -------        -------
                                               $180,156       $135,675            $351,062       $271,712
                                                -------        -------             -------        -------
                                                -------        -------             -------        -------

THREE-MONTH PERIOD ENDED NOVEMBER 30, 1997
------------------------------------------
(as compared with the same period of the prior year)

Consolidated net sales for the second quarter of the Company's fiscal year ending May 31, 1998 (fiscal 1998) increased $44,481 or 32.8% over the same period in the prior year. The Company experienced increased sales in all three business groups as it continues to benefit from the successful implementation of its long-term strategies and a favorable industry environment. Aircraft and Engines sales increased $20,571 or 36.5% over the prior year period reflecting strong growth in its engine and engine parts businesses. Airframe and Accessories sales increased $18,973 or 34.1% reflecting the inclusion of results of Cooper Aviation and increased demand for certain aircraft maintenance and aircraft component repair services. Manufacturing sales increased $4,937 or 20.8% over the prior year period reflecting higher demand for its products supporting the United States Government's rapid deployment program and its cargo loading and handling systems, as well as the inclusion of approximately one month's sales of ATR.

Consolidated gross profit increased $9,231 or 37.2% over the prior year period due to increased consolidated net sales and an increase in the consolidated gross profit margin to 18.9 % from 18.3%. The increase in the consolidated gross profit margin was primarily attributable to the favorable mix of inventories sold in certain Aircraft and Engine businesses and improved margins in the Company's principal Manufacturing business. Consolidated operating income increased $5,123 or 52.3% and the Company's operating income margin increased to 8.3% compared to the prior year period's margin of 7.2% as a result of increased net sales and gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales, however, total expenses increased principally due to the inclusion of Cooper and ATR and higher marketing support and personnel costs.

Consolidated net income increased $3,267 or 63.5% over the prior year period due primarily to the factors discussed above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                              AAR CORP. AND SUBSIDIARIES
                                RESULTS OF OPERATIONS
                             (000s omitted except ratios)

SIX-MONTH PERIOD ENDED NOVEMBER 30, 1997
--------------------------------------------------
(as compared with the same period of the prior year)

Consolidated net sales for the first half of fiscal 1998 increased $79,350 or 29.2% over the prior year period reflecting increased demand for the Company's products and services. Aircraft and Engines sales increased $40,832 or 35.2% over the prior year period due to higher sales in its engine and engine parts businesses. The sales increase in the engine and engine parts business continues to be driven by the success of the Company's long-term inventory management programs. Airframe and Accessories sales increased $40,831 or 39.3% reflecting sales from the acquisition of Cooper as well as higher airframe parts trading sales and higher sales resulting from increased aircraft maintenance and component repair services. Manufacturing sales were $2,313 or 4.4% below the prior year period, reflecting lower sales of its products supporting the United States Government's rapid deployment program in the first quarter of fiscal 1998.

Consolidated gross profit increased $16,571 or 33.5% over the prior year period due to increased consolidated net sales as well as an increase in the consolidated gross profit margin to 18.8% from 18.2% in the prior year period. The improvement in consolidated gross profit margin was due primarily to the mix of inventories sold in certain Aircraft and Engines businesses. Consolidated operating income increased $8,804 or 46.3% over the same six-month period in the prior year, and the Company's operating income margin increased to 7.9% compared to the prior year period's margin of 7.0% as a result of increased net sales, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales, however, total expenses increased principally due to the inclusion of Cooper and ATR and higher marketing support and personnel costs.

Consolidated net income increased $5,729 or 57.3% primarily as a result of the factors discussed above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                              AAR CORP. AND SUBSIDIARIES
                                 FINANCIAL CONDITION
                             (000s omitted except ratios)

AT NOVEMBER 30, 1997

At November 30, 1997, the Company's liquidity and capital resources included cash of $6,990 and working capital of $298,255. At November 30, 1997, the Company's ratio of long-term debt to capitalization was 29.5%, down from 30.3% at May 31, 1997.

During the six month period ended November 30, 1997, the Company's operations used $17,902 of cash compared to $11,113 provided by operations in the six month period ended November 30, 1996. The reduction in cash generated from operations was due principally to inventory and related equipment investments made as a result of the increases in demand for certain products and services.

During the six month period ended November 30,1997, the Company's investing activities used $38,045 of cash, compared to $20,688 in the six month period ended November 30, 1996. This increase is attributable to the purchase of ATR for approximately $19,000 and an investment in a new leveraged lease for $8,320 partially offset by a reduction in capital expenditures during the six month period. Cash provided from financing activities during the six month period ended November 30, 1997 was $11,200, compared to $4,539 used in financing activities for the six month period ended November 30, 1996. The increase in cash provided from financing activities was primarily the result of an increase to short-term borrowings under the Company's credit facilities, partially offset by the repayment of $6,942 of debt assumed in the Cooper acquisition.

On December 15, 1997, the Company sold $60 million of 6.875% notes due December 15, 2007. The notes were priced at 99.80 to yield 6.903%. Proceeds from the offering will be used to pay down short-term interest-rate-sensitive-bank lines and to continue to build the business through acquisitions, internal development and advantageous inventory purchases.

The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments, and pay dividends. A summary of key financial conditions, ratios, and lines of credit follows:

                                                  November 30,      May 31,
        Description                                    1997          1997
     -----------------                            ------------    ----------

     Working capital                                $298,255       $314,119
     Current ratio                                     3.2:1          4.1:1

     Bank credit lines:
      Borrowings outstanding                       $  21,693      $  --
      Available but unused lines                     129,330        136,283
                                                  ------------    -----------
     Total credit lines                             $151,023       $136,283
                                                  ------------    -----------
                                                  ------------    -----------
     Long-term debt, less current maturities        $118,508       $116,818

     Ratio of long-term debt to capitalization         29.5%          30.3%

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                              AAR CORP. AND SUBSIDIARIES
                           FINANCIAL CONDITION (CONTINUED)
                             (000s omitted except ratios)

AT NOVEMBER 30, 1997 (CONTINUED)

Currently, all of the Company's major financial systems and the significant business applications in the Company's engine and airframe parts trading operations are Year 2000 compliant. Recently, the Company has undertaken a systems enhancement program for other business applications which will substantially enhance the capabilities of the Company's information technology systems, including a substantial upgrade to the information systems in the Company's recently acquired new parts distribution businesses. All of the Company's business applications will be Year 2000 compliant after the aforementioned enhancements have been made. The capital outlay associated with the upgrade of the Company's information systems is not expected to have a material impact on the Company's financial position or results of operations.

PART II - OTHER INFORMATION

                              AAR CORP. and Subsidiaries
                                  November 30, 1997

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Meeting of Stockholders of the Company was held on October 8, 1997. The following four items were acted upon at the meeting:

     1) Election of three Class I directors to serve until the 2000 Annual Meeting of Stockholders.

          There were no abstentions and no broker non-votes for any of the nominees for director. The number of votes cast for, or withheld, for each nominee for director were as follows:

                                             For           Withheld
                                         -----------       --------
               Erwin E. Schulze          16,208,157           -
               Joel D. Spungin           16,210,520           -
               David P. Storch           16,210,274           -


     2) Amendment to the Company's Stock Benefit Plan to limit to 300,000 the number of shares of Common Stock that may be granted under the Plan to any grantee during any 12-month period.

          The results of the vote were as follows:
               For                             16,081,350
               Against                            117,717
               Abstain                             38,802

     3) Approval of performance goals established by the Compensation Committee of the Board of Directors of the Company under the performance restricted stock incentive program for David P. Storch, the Company's Chief Executive Officer, as described in the Company's proxy statement dated August 28, 1997.

          The results of the vote were as follows:
               For                             15,970,278
               Against                            223,464
               Abstain                             44,127

     4) Approval of the AAR Corp. Section 162 (m) performance-based annual cash bonus program adopted by the Compensation Committee of the Board of Directors of the Company to executive officers of the Company, as described in the Company's proxy statement dated August 28, 1997.

          The results of the vote were as follows:
               For                             16,053,527
               Against                            140,746
               Abstain                             43,596

     No other matters were presented to the Company's stockholders for action at the Annual Meeting of Stockholders.

PART II - OTHER INFORMATION

                              AAR CORP. and Subsidiaries
                                  November 30, 1997

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)  EXHIBITS

10. Material Contracts        10.1   Third amendment dated May 6, 1997 to AAR
                                     CORP. Stock Benefit Plan.

                              10.3   Fourth and Fifth amendments to
                                     Employment agreement dated August 1, 1985 between the Registrant and Ira A. Eichner dated October 9, 1996 and October 31, 1997, respectively.

                              10.7 Second and Third amendments to Employment agreement dated June 1, 1994 between the Registrant and David P. Storch dated May 29, 1997 and July 14, 1997, respectively.

                              10.8 Amended and Restated Severance and Change in Control agreement dated April 8, 1997 between the Registrant and Philip C. Slapke.

                              10.9 Amended and Restated Severance and Change in Control agreement dated April 8, 1997 between the Registrant and Howard A. Pulsifer.

                              10.10 Amended and Restated Severance and Change in Control agreement dated April 8, 1997 between the Registrant and Timothy J. Romenesko.

27.  Financial                27.1   Financial Data Schedule for the
     Data Schedule                   Registrant's six-month interim period
                                     ended November 30, 1997.


(b)  REPORTS ON FORM 8-K FOR QUARTER ENDED NOVEMBER 30, 1997:
     The Company filed no reports on Form 8-K during the three months ended November 30, 1997.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              AAR CORP.
                                     ------------------------------
                                     (Registrant)






Date: January 13, 1998               /s/ Timothy J. Romenesko
     ------------------              --------------------------------------
                                     Timothy J. Romenesko
                                     Vice President and Chief Financial Officer

                                     (Principal accounting officer and officer duly authorized to sign on behalf of registrant)