Form 10-Q
period 1998-02-28
AAR CORP
filed 1998-04-13
CIK 1750

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                   -------------

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                                  ----------------


For Quarterly Period Ended  FEBRUARY 28, 1998    Commission file number   1-6263
                          ---------------------                        ---------


                                      AAR CORP.
                       -------------------------------------
              (Exact name of registrant as specified in its charter)


            DELAWARE                                       36-2334820
-----------------------------------------------  -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                  No.)


ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS          60191
--------------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (630) 227-2000
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
                            Yes      X       No           .
                               -------------   -----------

                       (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 $1.00    par value, 27,690,412   shares outstanding as of  FEBRUARY 28, 1998  .
----------          --------------                        ---------------------

                             AAR CORP. and Subsidiaries
                           Quarterly Report on Form 10-Q
                                 February 28, 1998
                                 Table of Contents


                                                                         PAGE
PART I -  FINANCIAL INFORMATION
    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets                           3
            Condensed Consolidated Statements of Income                     4
            Condensed Consolidated Statements of Cash Flows                 5
            Notes to Condensed Consolidated Financial Statements          6-8
    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9-11


PART II - OTHER INFORMATION
    Item 6. Exhibits and Reports on Form 8-K
            Exhibits                                                       12
            Reports on Form 8-K                                            12

    Signature Page                                                         13

PART I, ITEM 1 - FINANCIAL STATEMENTS

                             AAR CORP. and Subsidiaries
                       Condensed Consolidated Balance Sheets
                      As of February 28, 1998 and May 31, 1997
                                 (000s omitted)

                                                                              February 28,          May 31,
                                                                                 1998                1997
                                                                              ------------       -------------
                                                                                                 (Derived from
                                                                              (Unaudited)    audited financial
                                                                                                   statements)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  30,052          $  51,705
   Accounts receivable, less allowances of $3,760 and $1,965 respectively          153,047            122,944
   Inventories                                                                     231,471            176,921
   Equipment on or available for short-term lease                                   45,343             40,318
   Deferred tax assets, deposits and other                                          33,381             22,212
                                                                                 ---------          ---------
       Total current assets                                                        493,294            414,100
                                                                                 ---------          ---------

Property, plant and equipment, net                                                  78,083             71,108

Other assets:
   Investments in leveraged leases                                                  36,355             27,606
   Cost in excess of underlying net assets of acquired companies                    24,923              5,653
   Retirement benefits, notes receivable and other                                  29,690             11,117
                                                                                 ---------          ---------
                                                                                    90,968             44,376
                                                                                 ---------          ---------
                                                                                 $ 662,345          $ 529,584
                                                                                 ---------          ---------
                                                                                 ---------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                 $  16,728          $     -
   Current maturities of long-term debt                                                237              1,474
   Accounts payable                                                                102,999             77,567
   Accrued liabilities                                                              25,553             17,647
   Accrued taxes on income                                                           5,442              3,293
                                                                                 ---------          ---------
       Total current liabilities                                                   150,959             99,981
                                                                                 ---------          ---------
Long-term debt, less current maturities                                            177,568            116,818
Deferred tax liabilities                                                            34,959             32,560
Other liabilities                                                                    1,589              6,294
Retirement benefit obligation and deferred credits                                   5,033              4,672
                                                                                 ---------          ---------
                                                                                   219,149            160,344
                                                                                 ---------          ---------
Stockholders' equity:
   Preferred stock, $1.00 par value, authorized 250 shares, none issued                  -             -
   Common stock, $1.00 par value, authorized 80,000
       shares; issued 28,805 and 28,398 shares, respectively                        28,805             28,398
   Capital surplus                                                                 140,251            131,550
   Retained earnings                                                               143,969            125,694
   Treasury stock, 1,115 and 1,092 shares at cost, respectively                    (15,858)           (13,365)
   Cumulative translation adjustments                                               (4,930)            (3,018)
                                                                                 ---------          ---------
                                                                                   292,237            269,259
                                                                                 ---------          ---------
                                                                                 $ 662,345          $ 529,584
                                                                                 ---------          ---------
                                                                                 ---------          ---------

             The accompanying Notes to Condensed Consolidated Financial
                Statements are an integral part of these statements

                            AAR CORP. and Subsidiaries
                    Condensed Consolidated Statements of Income
           For the Three and Nine Months Ended February 28, 1998 and 1997
                                    (Unaudited)
                        (000s omitted except per share data)


                                                      Three Months Ended            Nine Months Ended
                                                          February 28,                 February 28,
                                                    -----------------------       -----------------------
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------
Net sales                                           $208,492       $154,135       $559,554       $425,847
                                                    --------       --------       --------       --------
Costs and operating expenses:
   Cost of sales                                     169,577        125,995        454,656        348,295
   Selling, general and administrative                21,836         16,829         60,009         47,235
                                                    --------       --------       --------       --------
                                                     191,413        142,824        514,665        395,530

Operating income                                      17,079         11,311         44,889         30,317

Interest expense                                      (4,045)        (2,952)        (9,861)        (8,146)
Interest income                                          365            127            841            636
                                                    --------       --------       --------       --------

Income before provision for income taxes              13,399          8,486         35,869         22,807

Provision for income taxes                             4,085          2,546         10,834          6,875
                                                    --------       --------       --------       --------

Net income                                          $  9,314       $  5,940      $  25,035      $  15,932
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

Earnings Per Share - Basic                          $    .34       $    .24      $     .91      $     .66
Earnings Per Share - Diluted                        $    .33       $    .24      $     .89      $     .65

Weighted average common shares outstanding
   - Basic                                            27,632         24,753         27,550         24,273
Weighted average common shares outstanding
   - Diluted                                          28,510         25,211         28,141         24,637

Dividends paid and declared per share
   of common stock                                  $   .085       $    .08      $    .245      $    .24



             The accompanying Notes to Condensed Consolidated Financial
                Statements are an integral part of these statements.

                             AAR CORP. and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended February 28, 1998 and 1997
                                    (Unaudited)
                                   (000s omitted)

                                                                     Nine Months Ended
                                                                         February 28
                                                                   -----------------------
                                                                     1998            1997
                                                                   -------         -------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $25,035         $15,932
   Adjustments to reconcile net income to net cash
       (used in) provided from operating activities:
           Depreciation and amortization                            11,021           8,838

       Change in certain assets and liabilities:
           Accounts receivable                                      (4,358)        (24,491)
           Inventories                                             (35,182)        (27,507)
           Equipment on or available for short-term lease           (5,221)          3,626
           Retirement benefit obligation, deferred tax assets
               deposits and other                                   (7,580)         (1,293)
           Accounts and notes payable and other liabilities            233          28,631
           Accrued liabilities and taxes on income                   2,580          (2,189)
           Accrued interest                                          3,309           2,435
                                                                   -------         -------

   Net cash (used in) provided from operating activities           (10,163)          3,982
                                                                   -------         -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment expenditures, net                 (11,098)        (26,243)
   Acquisitions, less cash acquired                                (28,148)           -
   Investment in leveraged leases                                   (8,749)          2,244
   Notes receivable and other                                      (19,144)         (3,125)
                                                                   -------         -------
   Net cash (used in) investing activities                         (67,139)        (27,124)
                                                                   -------         -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in borrowings                                               (948)         (1,116)
   Proceeds from debt issuance, net of costs                        59,347            -
   Cash dividends                                                   (6,760)         (5,792)
   Purchase of treasury stock                                         -             (6,228)
   Proceeds from exercise of stock options and other                 3,899           6,300
   Proceeds from stock offering                                       -             50,450
                                                                   -------         -------

   Net cash provided from financing activities                      55,538          43,614
                                                                   -------         -------

 Effect of exchange rate changes on cash                               111             (95)
                                                                   -------         -------

 (Decrease) increase in cash and cash equivalents                  (21,653)         20,377

 Cash and cash equivalents, beginning of period                     51,705          33,606
                                                                   -------         -------

 Cash and cash equivalents, end of period                        $  30,052         $53,983
                                                                   -------         -------
                                                                   -------         -------

             The accompanying Notes to Condensed Consolidated Financial
                Statements are an integral part of these statements.

                             AAR CORP. and Subsidiaries
                Notes to Condensed Consolidated Financial Statements
                                 February 28, 1998
                                   (000s omitted)

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

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 1998 and the condensed consolidated results of operations for the three and nine-month periods ended February 28, 1998 and 1997, and the condensed consolidated cash flows for the nine-month periods ended February 28, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform to the February 28, 1998 presentation.

NOTE B - INVENTORY

The summary of inventories is as follows:


                                                   February 28,       May 31,
                                                       1998             1997
                                                   ------------      ---------
     Raw materials and parts                          $  44,495      $  36,067
     Work-in-process                                     17,857         15,477
     Purchased aircraft, parts, engines and
        components held for sale including
        inventory from acquisitions                     167,534        124,212
     Finished goods                                       1,585          1,165
                                                   ------------      ---------
                                                      $ 231,471      $ 176,921
                                                   ------------      ---------
                                                   ------------      ---------


                             AAR CORP. and Subsidiaries
                Notes to Condensed Consolidated Financial Statements
                           February 28, 1998  (Continued)
                                   (000s omitted)

NOTE C - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                           Nine Months Ended
                                                              February 28,
                                                         ---------------------
                                                          1998           1997
                                                         ------         ------
        Interest paid                                    $6,178         $5,430
        Income taxes paid                                 3,881          7,532
        Income tax refunds received                         232            147

On June 2, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Cooper Aviation Industries, Inc. (Cooper), a distributor of factory-new aviation parts and accessories to the commercial, regional/commuter and general aviation markets. The purchase price was paid by issuing approximately 139 thousand common shares (adjusted for the three-for-two stock split as described in Note E) and the transaction was recorded under the purchase method of accounting.

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

NOTE D - CUMULATIVE TRANSLATION ADJUSTMENTS

The cumulative translation adjustments account changed due to a net translation loss of $1,912 for the nine-month period ended February 28, 1998. The change resulted from a decrease in the value of the Company's net investment in foreign subsidiaries primarily resulting from an increase in the value of the U.S. dollar against certain European currencies. The noncash adjustment did not affect the Company's results of operations.

NOTE E - COMMON STOCK AND NET INCOME PER SHARE OF COMMON STOCK

Effective the third quarter of fiscal 1998, the Company adopted the provision of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". SFAS No. 128 was issued to simplify the computation of earnings per share
(EPS) calculations and to make U. S. standards more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. All earnings per share information has been restated to conform to the provisions of SFAS No. 128. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three and nine month periods ended February 28, 1998.

                        AAR CORP. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
                      February 28, 1998  (Continued)
                              (000s omitted)


NOTE E - COMMON STOCK AND NET INCOME PER SHARE OF COMMON STOCK (CONTINUED)

In January, 1998 the Board of Directors declared a three-for-two stock split which was paid February 23, 1998 to stockholders of record February 2, 1998 and a quarterly cash dividend of 8.5 cents per share on the increased shares, which effectively increased the cash dividend payment by 6.25%. All prior year common shares outstanding and earnings per share amounts have been restated to reflect the three-for-two stock split.


                                                  Three Months Ended             Nine Months Ended
                                                      February 28,                  February 28,
                                                ----------------------        ----------------------
                                                 1998           1997           1998           1997
                                                -------        -------        -------        -------
BASIC EPS
   Net  income                                  $ 9,314        $ 5,940        $25,035        $15,932
   Common shares outstanding                     27,632         24,753         27,550         24,273
                                                -------        -------        -------        -------
   Basic earnings per share                     $  0.34        $  0.24        $  0.91        $  0.66
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

DILUTED EPS
   Net income                                   $ 9,314        $ 5,940        $25,035        $15,932
   Common shares outstanding                     27,632         24,753         27,550         24,273
   Additional shares due to hypothetical
     exercise of  stock options                     878            458            591            364
                                                -------        -------        -------        -------
                                                 28,510         25,211         28,141         24,637
                                                -------        -------        -------        -------
   Diluted earnings per share                   $  0.33        $  0.24        $  0.89        $  0.65
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

NOTE F - NEW ACCOUNTING STANDARDS

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

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997.
 SFAS No. 131 establishes standards for the way public companies report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The Company is evaluating the new Statement's provisions to determine the additional disclosures required in its financial statements, if any, and will adopt SFAS No. 131 in its fiscal 1999.

        PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                          AAR CORP. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS

                          (000s omitted except percent data)

THREE AND NINE-MONTH PERIOD ENDED FEBRUARY 28, 1998
(as compared with the same period of the prior year)

The following table sets forth net sales for the Company's classes of similar products and services within the Company's Aviation Services business segment. Prior period amounts have been reclassified to conform to the current year presentation.


                                 Three Months Ended              Nine Months Ended
                                     February 28,                   February 28,
                               ------------------------       -----------------------
                                 1998            1997           1998           1997
                               --------        --------       --------       --------
Net Sales:
   Aircraft and Engines        $ 85,992        $ 74,128       $242,717       $190,020
   Airframe and Accessories      91,632          56,451        236,231        160,221
   Manufacturing                 30,868          23,556         80,606         75,606
                               --------        --------       --------       --------
                               $208,492        $154,135       $559,554       $425,847
                               --------        --------       --------       --------
                               --------        --------       --------       --------


THREE-MONTH PERIOD ENDED FEBRUARY 28, 1998
(as compared with the same period of the prior year)

Consolidated net sales for the third quarter of the Company's fiscal year ending May 31, 1998 (fiscal 1998), increased $54.4 million or 35.3% over the same period in the prior year. The Company experienced increased sales in all three classes of products and services as it continues to benefit from the successful implementation of its long-term strategies and programs, acquisitions and a friendly industry environment. Aircraft and Engine sales increased $11.9 million or 16.0% over the prior year period. Airframe and accessories sales increased $35.2 million or 62.3% reflecting the inclusion of sales resulting from the Cooper Aviation and AVSCO acquisitions, and increased demand for the Company's aircraft maintenance and aircraft component repair services. Manufacturing sales increased $7.3 million or 31% reflecting increased cargo loading and handling system sales and the inclusion of ATR for the quarter.

Consolidated gross profit increased $10.8 million or 38.3% over the prior year reflecting higher consolidated net sales and an increase in the consolidated gross profit margin to 18.7% from 18.3%. The increase in the consolidated gross profit margin was primarily attributable to improved margins in certain of the Company's Manufacturing products. Consolidated operating income increased $5,768 or 51.0% and the consolidated operating income margin increased to 8.2% from 7.3% as a result of increased net sales and gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales; however, total expenses increased principally due to the inclusion of recently acquired companies.

Consolidated net income increased $3.4 million or 56.8% over the prior year period due principally to the factors discussed above.

  PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

                     AAR CORP. AND SUBSIDIARIES
                        RESULTS OF OPERATIONS

                    (000s omitted except ratios)

NINE MONTH PERIOD ENDED FEBRUARY 28, 1998
(as compared with the same period of the prior year)

Consolidated net sales for the nine-month period ended February 28, 1998 increased $133.7 million or 31.4%. Net sales increased across all three classes of products and services with the consolidated sales increase driven by increased demand in the Company's engine and engine parts business; higher sales in the aircraft business; higher sales in the Company's aircraft maintenance and component repair business, and higher sales reflecting the inclusion of recently acquired companies.

Consolidated gross profit increased $27.3 million or 35.3% over the prior year due to increased consolidated net sales and an increase in the consolidated gross profit margin to 18.7% from 18.2% in the prior year. The increase in the consolidated gross profit margin is primarily due to a favorable mix of inventories sold. Consolidated operating income increased $14.6 million or 48.1% over the prior year, and the consolidated operating income margin increased to 8.0% from 7.1% as a result of increased net sales and gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales; however, total expenses increased principally due to the inclusion of recently acquired companies.

Consolidated net income increased $9.1 million or 57.1% principally as a result of the factors discussed above.

        PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                          AAR CORP. AND SUBSIDIARIES
                              FINANCIAL CONDITION
                          (000s omitted except ratios)

AT FEBRUARY 28, 1998
(as compared with May 31, 1997)

At February 28, 1998, the Company's liquidity and capital reserves included cash of $30.1 million and working capital of $342.3. At February 28, 1998, the Company's ratio of long-term debt to capitalization was 37.8%, up from 30.3% at May 31, 1997 reflecting the Company's December, 1997 sale of $60 million notes at 6.875% due December 15, 2007. The notes were priced at
99.80 to yield 6.903%.

During the nine-month period ended February 28, 1998, the Company's operations used $10.2 million of cash, compared to $4.0 million of cash provided by operations in the prior year period. The reduction in cash generated from operations was principally due to increases in inventory and accounts receivable.

During the nine-month period ended February 28, 1998, the Company's investing activities used $67.1 million of cash, compared to $27.1 million in the prior year period. The increase in cash used in investing activities was attributable to the purchases of ATR and AVSCO, an investment in a new leveraged lease and an investment in a joint venture, partially offset by a reduction in capital expenditures. Cash from financing activities during the nine-month period was $55.5 million, which primarily reflects the sale of the $60 million notes in December 1997.

The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments, and pay dividends. A summary of key financial conditions, ratios, and lines of credit follows:


     Description                                     February 28,     May 31,
     -----------                                        1998            1997
                                                     -----------    ----------
  Working capital                                      $342,335       $314,119
  Current ratio                                          3.3:1          4.1:1

  Bank credit lines:
    Borrowings outstanding                                   --             --
    Available but unused lines                         $180,882        136,283
                                                     -----------    ----------
  Total credit lines                                   $180,882       $136,283
                                                     -----------    ----------
                                                     -----------    ----------
  Long-term debt less current maturities               $177,568       $116,818

  Ratio of long-term debt to capitalization              37.8%          30.3%


The Company believes that currently all of the Company's major financial systems and the significant business application in the Company's engine and airframe parts trading operations are Year 2000 compliant. Recently, the Company has undertaken a systems enhancement program for other business applications which will substantially enhance the capabilities of the Company's information technology systems, including a significant upgrade to the information systems in the Company's recently acquired new parts distribution businesses. The Company believes that all of the Company's business applications will be Year 2000 compliant after the aforementioned enhancements have been made. The capital outlay associated with the upgrade of the Company's information systems is not expected to have a material impact on the Company's financial position or results of operations.

PART II - OTHER INFORMATION

                           AAR CORP. and Subsidiaries
                               February 28, 1998

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) EXHIBITS


ITEM
 4.   Instruments        4.7   Second Amendment and Restated Credit Agreement
      defining the             dated  February 10, 1998 between the Registrant
      rights of                and the First National Bank of Chicago.
      security holders

 10.  Material           10.1  Fourth Amendment to AAR CORP.'s Stock Benefit
      Contracts                Plan.

                         10.2  Fifth Amendment to AAR CORP.'s Stock Benefit
                               Plan.

 27.  Financial Data     27.1  Financial Data Schedule for the Registrant's nine-
      Schedule                 month interim period ended February 28, 1998

(b)  REPORTS ON FORM 8-K FOR QUARTER ENDED FEBRUARY 28, 1998:

     The Company filed three reports on Form 8-K during the three months ended February 28, 1998. Each Form 8-K was filed under Item 5, Other Events and Item 7, Financial Statements and Exhibits. The respective dates of the reports were December 4, 10 and 11, 1997.

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



                                                 AAR CORP.
                                       ------------------------------
                                       (Registrant)








Date: April 13, 1998               /s/ Timothy J. Romenesko
                                  ----------------------------------------
                                  Timothy J. Romenesko
                                  Vice President and Chief Financial Officer

                                  (Principal accounting officer and officer duly authorized to sign on behalf of registrant)