Form 10-K405
period 1998-05-31
AAR CORP
filed 1998-08-20
CIK 1750

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 1998             COMMISSION FILE NUMBER 1-6263
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At July 31, 1998, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $655,793,339. The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

    On July 31, 1998, there were 27,707,256 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders, to be held October 14,1998, is incorporated by reference in
Part III to the extent described therein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
PART I

  Item 1.           Business..............................................................................          2

  Item 2.           Properties............................................................................          4

  Item 3.           Legal Proceedings.....................................................................          4

  Item 4.           Submission of Matters to a Vote of Security Holders...................................          4

                    Executive Officers of the Registrant..................................................          5

PART II

  Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters.............          6

  Item 6.           Selected Financial Data...............................................................          7

  Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                      Operations..........................................................................          8

  Item 7A.          Quantitative and Qualitative Disclosures About Market Risk............................         12

  Item 8.           Financial Statements and Supplementary Data...........................................         13

  Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure..........................................................................         37

PART III

  Item 10.          Directors and Executive Officers of the Registrant....................................         38

  Item 11.          Executive Compensation................................................................         38

  Item 12.          Security Ownership of Certain Beneficial Owners and Management........................         38

  Item 13.          Certain Relationships and Related Transactions........................................         38

PART IV

  Item 14.          Exhibits, Financial Statements, Schedules and Reports on Form 8-K.....................         39

SIGNATURES................................................................................................         40

                                     PART I

ITEM 1.  BUSINESS (IN THOUSANDS, EXCEPT PERCENTAGE AND EMPLOYEE DATA)

    AAR CORP. and its subsidiaries are referred to herein collectively as "AAR" or the "Company," unless the context indicates otherwise. The Company was organized in 1955 as the successor to a business founded in 1951 and was reincorporated in Delaware in 1966. The Company is a worldwide leader in supplying aftermarket products and services to the global aviation/aerospace industry.

    Certain of the Company's aviation-related activities and products are subject to licensing, certification and other requirements imposed by the Federal Aviation Administration (FAA) and other regulatory agencies, both domestic and foreign. The Company believes that it has all licenses and certifications that are material to the conduct of its business.

    The Company reports its activities in one business segment: Aviation Services. It reports three classes of similar products and services within this segment: (i) Aircraft and Engines, (ii) Airframe and Accessories and (iii) Manufacturing.

    The Company's Aircraft and Engines activities include (i) the purchase, sale, and lease of new and used commercial jet aircraft, (ii) the purchase, sale and lease of a wide variety of new, overhauled and repaired engines and engine products for the aviation aftermarket, including a broad range of spare engines and engine parts and other engine components and accessories, and (iii) the overhaul, repair and exchange of a wide range of engine parts and components and other engine support services for its commercial and military customers. The Company also provides customized inventory supply and management programs for engine parts and components in support of customer maintenance activities. The Company has two FAA licensed repair stations in the U.S. to perform engine component overhaul services which cover a broad range of internal engine parts and components. The Company also provides turbine engine overhaul and parts supply services to industrial gas and steam turbine operators. The Company's primary sources of aviation products for its Aircraft and Engine activities are domestic and foreign airlines, independent aviation service companies, aircraft leasing companies and original equipment manufacturers.

    The Company's Airframe and Accessories activities consist of (i) the purchase, sale and lease of new, overhauled and repaired airframe parts and accessories for the aviation aftermarket, and (ii) a wide variety of airframe and accessory parts and components overhaul, as well as repair and exchange services for its commercial, military and general aviation customers. The Company also provides customized inventory supply and management programs for certain airframe parts and components in support of customer maintenance activities. The Company's primary sources of airframe parts for its Airframe and Accessories activities are domestic and foreign airlines, independent aviation service companies and aircraft leasing companies. The Company is also an authorized distributor for more than 200 leading aviation/aerospace product manufacturers.

    The Company's Airframe and Accessories overhaul and repair capabilities include most commercial aircraft landing gear, a wide variety of avionics, instruments, electrical, electronic, fuel, hydraulic and pneumatic components and a broad range of internal airframe components. AAR also operates an aircraft maintenance facility providing maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, military, regional, business and general aviation aircraft. AAR's overhaul and repair of parts and components also support the sale, lease and inventory management activities of the Company. AAR has seven FAA-licensed repair stations in the U.S., two in Europe and one in the Far East to perform airframe component overhaul services.

    During the fourth quarter of fiscal 1997, the Company sold its hardware distribution unit. During fiscal 1998, the Company purchased substantially all of the assets of Cooper Aviation Industries, Inc.,

(Cooper), and AVSCO Aviation Service Corporation (AVSCO), each of whom is a distributor of factory-new parts and accessories to the commercial, regional/commuter and general aviation markets.

    The Company's Manufacturing activities include (i) the design, manufacture and installation of in-plane cargo loading and handling systems for commercial and military aircraft and helicopters, (ii) the design and manufacture of advanced composite materials for commercial, business and military aircraft,
(iii) the manufacture and repair of a wide array of containers, pallets and shelters in support of military and humanitarian rapid deployment activities,
(iv) the design and manufacture of a complete line of self-propelled floor sweepers and scrubbers for a variety of industrial and commercial uses, including both ride-on and walk-behind lines, powered by gasoline, diesel fuel or battery, and (v) the design and manufacture of a line of specialized protective transport cases that are used to transport sensitive and calibrated tools and instruments, and a variety of vacuum storage containers that protect machinery and equipment during long-term storage. During fiscal 1998, the Company purchased the stock of ATR International, Inc. (ATR), a company which engineers and manufactures composites and structures for the aviation/aerospace industry.

    The Company furnishes aviation products and services primarily through its own employees. Domestic and foreign commercial airlines, regional/commuter airlines, business aircraft operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies are the principal customers for the Company's products and services. Sales of aviation products and services to commercial airlines are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (E.G., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft.

    The Company is a leading independent supplier of aviation products and services to the highly competitive worldwide aviation/aerospace aftermarket. Competition is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in the parts supply business include the original equipment manufacturers, commercial airlines, and other independent suppliers of parts and services. In certain of its leasing and commercial jet aircraft trading activities, the Company faces competition from financial institutions, syndicators, commercial and specialized leasing companies and other entities that provide financing. AAR also competes with various repair and overhaul organizations, which include the service arms of original equipment manufacturers, the maintenance departments or divisions of large commercial airlines (some of which also offer maintenance services to third parties) and independent organizations. AAR's pallet, container and shelter manufacturing activities compete with several modest-sized private companies, and its cargo systems competitors include a number of divisions of large corporations. Although certain of the Company's competitors have substantially greater financial and other resources than the Company, the Company believes that it has maintained a satisfactory competitive position through its responsiveness to customer needs, its attention to quality and its unique combination of trading expertise, technical capabilities and financial strength.

    At May 31, 1998, backlog believed to be firm was approximately $107,400 compared to $84,795 at May 31, 1997. An additional $7,743 of unfunded government options on awarded contracts also existed at May 31, 1998. It is expected that approximately $102,500 of the backlog will be shipped in fiscal 1999.

    Sales to the U.S. Government, its agencies and its contractors were approximately $83,114 (10.6% of total net sales), $82,125 (13.9% of total net sales), and $92,362 (18.3% of total net sales) in fiscal years 1998, 1997 and 1996, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of the Company's government contracts are for aviation products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high-technology military requirements, these products and services are less likely to be affected by reductions in defense spending. The Company's contracts with the U.S. Government and its agencies are typically firm agreements to provide aviation products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government agency. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

    At May 31, 1998, the Company employed approximately 2,700 persons worldwide.

    For additional information concerning the Company's business segment activities, including classes of similar products and services, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." For information concerning export sales, see "Business Segment Information" in Note 10 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    The Company's principal aircraft and engine sales and leasing activities as well as engine and airframe components and parts distribution activities are conducted from one building in Wood Dale, Illinois which is owned by the Company. In addition to warehouse space, the facility includes executive and sales offices. The Company also owns and operates one building in Elk Grove Village, Illinois for the purpose of the distribution of new aviation parts. Warehouse facilities are leased in Windsor Locks, Connecticut; Hamburg and Hannover, Germany; Nantgarw, Wales; and Brussels, Belgium for the purpose of aviation parts distribution.

    Aviation overhaul facilities are located in The Netherlands near Schiphol International Airport in a building owned by the Company; Garden City, New York in a building owned by the Company; Frankfort, New York (subject to an industrial revenue bond lease to the Company until 2001, at which time the Company expects to purchase the facility for a nominal consideration); Windsor, Connecticut in a building owned by the Company; Miami, Florida in leased facilities near the airport; Singapore in leased facilities near the airport; London, England in leased facilities and Oklahoma City, Oklahoma in facilities leased from airport authorities. The Company's experience indicates that lease renewal is available on reasonable terms consistent with its business needs.

    The Company's principal Manufacturing activities are conducted at owned facilities in Clearwater, Florida (subject to an industrial revenue bond); Port Jervis, New York; Cadillac and Livonia, Michigan; and a plant located in Aberdeen, North Carolina (subject to an expired industrial revenue bond lease to the Company which provided for the Company to purchase the facility for a nominal consideration).

    The Company believes that its owned and lease facilities are suitable and adequate for its existing business.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material, pending legal proceedings (including any governmental or environmental proceedings) other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL INFORMATION:

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning each executive officer of the Company is set forth below:

NAME                                           AGE   PRESENT POSITION WITH THE COMPANY
---------------------------------------------  ---   ------------------------------------------------------------
Ira A. Eichner...............................  67    Chairman of the Board; Director
David P. Storch..............................  45    President and Chief Executive Officer; Director
Howard A. Pulsifer...........................  55    Vice President; General Counsel; Secretary
Timothy J. Romenesko.........................  41    Vice President and Chief Financial Officer
Philip C. Slapke.............................  45    Vice President-Engine Group

    Mr. Eichner, the founder of the Company, has been Chairman of the Board of the Company since 1973, and a director since it was founded in 1955. Mr. Eichner was the Company's Chief Executive Officer from 1955 until 1996, when he relinquished that position. Mr. Eichner is Mr. Storch's father-in-law.

    Mr. Storch has been President of the Company since 1989 and Chief Executive Officer since 1996. Previously, he was Chief Operating Officer from 1989 to 1996 and a Vice President of the Company from 1988 to 1989. Mr. Storch joined the Company in 1979 and was President of a major subsidiary from 1984 to 1988. Mr. Storch has been a director of the Company since 1989. Mr. Storch is Mr. Eichner's son-in-law.

    Mr. Pulsifer joined the Company as General Counsel in 1987 and has been a Vice President since 1989 and Secretary since 1990. He was previously with United Airlines, Inc. for 14 years, most recently as Senior Counsel.

    Mr. Romenesko has been Vice President and Chief Financial Officer since 1994. Previously he served as Controller of the Company from 1991 to 1995 and in various other positions since joining the Company in 1981.

    Mr. Slapke has been a Vice President of the Company since July, 1994. He is also President of a major subsidiary, a position he has held since 1989. He has been with the Company in various positions since 1982.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, PERCENTAGE DATA AND NUMBER OF STOCKHOLDERS)

    The Company's Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On June 30, 1998, there were approximately 12,000 holders of the Common Stock of the Company, including participants in security position listings.

    Certain of the Company's debt agreements contain provisions restricting the payment of dividends or repurchase of its shares. See Note 2 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, the Company may not pay dividends (other than stock dividends) or acquire its capital stock if after giving effect to the aggregate amounts paid on or after June 1, 1996 exceed the sum of (i) $25,000 plus (ii) 50% of Consolidated Net Income of the Company after June 1, 1996. At May 31, 1998, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares totaled approximately $17,590. At June 1, 1998 unrestricted consolidated retained earnings increased to $35,419 due to inclusion of 50% of Consolidated Net Income of the Company for fiscal 1998.

    The table below sets forth for each quarter of the fiscal year indicated the reported high and low market prices of the Company's Common Stock on the New York Stock Exchange and the quarterly dividends declared. Fiscal 1997 market prices and quarterly dividends have been restated to reflect the Company's three-for-two stock split on February 23, 1998.

                                         FISCAL 1998                                 FISCAL 1997
                             ------------------------------------      ---------------------------------------
   PER COMMON SHARE:              MARKET PRICES                              MARKET PRICES
------------------------     -----------------------    QUARTERLY      --------------------------    QUARTERLY
        QUARTER                HIGH           LOW       DIVIDENDS        HIGH             LOW        DIVIDENDS
------------------------     --------      ---------    ---------      ---------      -----------    ---------
  First.................      25 5/8        20 1/2        $ .08         14 1/2         12 1/4          $ .08
  Second................      26 1/4        21 13/16        .08         20 1/4         14                .08
  Third.................      32 7/16       24 11/16       .085         20 3/16        16 7/16           .08
  Fourth................      30 3/8        25 7/8         .085         21 1/4         17                .08
                                                        ---------                                        ---
                                                          $ .33                                        $ .32
                                                        ---------                                        ---
                                                        ---------                                        ---

ITEM 6.  SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

                                                                      FOR THE YEAR ENDED MAY 31,
                                                   -----------------------------------------------------------------
                                                     1998          1997          1996          1995          1994
                                                   ---------     ---------     ---------     ---------     ---------
RESULTS OF OPERATIONS:
-------------------------------------------------
  Net sales......................................  $782,123      $589,328      $504,990      $451,395      $407,754
  Gross profit...................................   148,406       108,541        90,765        77,871        71,910
  Operating income...............................    64,716        42,890        32,442        24,438        21,824
  Interest expense...............................    14,494        10,786        10,616        10,900         9,564
  Income before provision for income taxes.......    51,157        32,975        22,782        14,713        13,684
  Net income.....................................    35,657        23,025        16,012        10,463         9,494
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------
  Share data:(1)
    Earnings per share -- basic..................  $   1.29      $    .92      $    .67      $    .44      $    .40
    Earnings per share -- diluted................  $   1.27      $    .91      $    .66      $    .44      $    .40
    Cash dividends per share.....................  $    .33      $    .32      $    .32      $    .32      $    .32
    Average common shares outstanding -- basic...    27,588        25,026(3)     23,967        23,898        23,856
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------
    Average common shares outstanding --
      diluted....................................    28,174        25,399        24,248        23,966        23,962
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------

FINANCIAL POSITION AT YEAR END
------------------------------------------------------------
  Working capital................................  $319,252(2)   $314,119(3)   $258,627      $248,492      $240,009(5)
  Total assets...................................   670,559       529,584(3)    437,846       425,814       411,016(4)
  Short-term debt................................       237(2)      1,474         1,474         1,632           568(5)
  Long-term debt.................................   177,509(2)    116,818       118,292       119,766       115,729(5)
  Total debt.....................................   177,746(2)    118,292       119,766       121,398       116,297(5)
  Stockholders' equity...........................   300,850       269,259(3)    204,635       197,119       189,488
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------
  Number of shares outstanding at end of
    year(1)......................................    27,717        27,306(3)     23,997        23,942        23,859
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------
  Book value per share of common stock(1)........  $  10.85      $   9.86      $   8.53      $   8.23      $   7.94
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------

------------------------

Notes:

(1) All share and per share information reflects the three-for-two stock split on February 23, 1998.

(2) In December 1997, the Company sold $60,000 of unsecured 6.875% Notes due December 15, 2007.

(3) In February 1997, the Company sold two million shares of its common stock for $50,075, which is net of expenses.

(4) Reflects reclassification of $6,610 of noncurrent deferred tax assets against noncurrent deferred tax liabilities to conform to the fiscal 1995 presentation.

(5) In October 1993, the Company sold $50,000 of unsecured 7.25% Notes due October 15, 2003.

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

                                                                        FOR THE YEAR ENDED MAY 31,
                                                                   -------------------------------------
                                                                      1998         1997         1996
                                                                   -----------  -----------  -----------
Net Sales:
  Aircraft and Engines...........................................  $   339,299  $   263,074  $   182,229
  Airframe and Accessories.......................................      333,283      221,433      202,883
  Manufacturing..................................................      109,541      104,821      119,878
                                                                   -----------  -----------  -----------
                                                                   $   782,123  $   589,328  $   504,990
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

THREE-YEAR NET SALES SUMMARY

    The last three fiscal years cover a period of growth, expansion and profitability in the worldwide aviation/aerospace market. The world's largest airlines took advantage of increased demand resulting from generally stronger economic conditions and lower fuel prices. Many carriers also continued to benefit from cost structure improvements implemented in the early 1990s, and continued to reduce costs through outsourcing of certain support operations and consolidation of vendor lists. In addition, during the last three fiscal years, many of the world's largest regional airlines experienced steady passenger, revenue and net earnings growth; and the world's cargo fleet is now at an all-time high. Increased revenue passenger miles and higher air freight volumes resulted in increased utilization of the world's existing aircraft fleet and higher demand for new aircraft, leading to a greater demand for parts and services.

    Over the last three fiscal years, the Company's consolidated net sales increased as it successfully pursued opportunities in the strong aviation/aerospace market. Net sales increased in the Company's Aircraft and Engines and Airframe and Accessories activities during the three-year period as the Company broadened the range of products and services provided to customers, increased its customer base and expanded its geographical reach. Net sales also increased as a result of growth in existing long-term programs and the addition of new long-term programs. Fiscal 1998 net sales in Airframe and Accessories benefited from the acquisitions of Cooper and AVSCO.

    Net sales in the Company's Manufacturing activities have fluctuated the last three fiscal years due to a reduction in demand for its manufactured pallets, containers and shelters for the United States military, as usage of these products declined due to lower mobilization of the rapid deployment force around the world. The Company continues to pursue opportunities in the commercial sector for these products. The decline in sales resulting from the reduction in demand for the Company's products supporting rapid deployment activities was partially offset by increased demand for the Company's aircraft cargo loading systems and the acquisition of ATR during fiscal 1998.

    The Company believes that its established market position, its ability to respond to changes in the industry and its diverse customer base position the Company to take advantage of future opportunities in the strong aviation/aerospace market.*

------------------------------

* This section contains forward-looking statements which are identified with an asterisk (*). Please see comments on forward-looking statement risk factors in the "Forward-Looking Statements" section on page 12.

FISCAL 1998 COMPARED WITH FISCAL 1997

    Consolidated net sales increased $192,795 or 32.7% over the prior fiscal year, reflecting strong demand for the Company's broad range of products and services and the effect of acquisitions during the current fiscal year. Acquisitions, net of prior year dispositions, contributed $77,234 to the sales increase over the prior year. Aircraft and Engines sales increased $76,225 or 29.0% resulting from higher sales in its engine and engine parts businesses, as well as increased aircraft sales. Airframe and Accessories sales increased $111,850 or 50.5%, driven primarily by sales from Cooper and AVSCO, which were acquired in June 1997 and December 1997, respectively, and increased demand for the Company's aircraft maintenance and aircraft component overhaul and repair capabilities. Sales in Manufacturing increased $4,720 or 4.5%, reflecting increased cargo loading and handling system sales and the inclusion of sales from ATR, which was acquired in October 1997, partially offset by lower sales from products supporting the U.S. Government's rapid deployment program.

    Consolidated gross profit increased $39,865 or 36.7% due to increased consolidated net sales and an increase in the consolidated gross profit margin to 19.0%, from 18.4% in the prior year. The increase in the consolidated gross profit margin during fiscal 1998 reflected the favorable mix of inventories sold and improved margins in certain manufactured products.

    Consolidated operating income increased $21,826 or 50.9% over the prior fiscal year as a result of the increase in net sales and the higher gross profit margin, partially offset by increased selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales; however, total expenses increased principally due to the inclusion of recently acquired companies and increased personnel costs. Interest expense increased $3,708 or 34.4% over the prior year principally due to the impact of the Company's sale of $60 million of unsecured 6.875% Notes in December 1997.

    Consolidated net income increased $12,632 or 54.9% over the prior year as a result of the factors previously discussed.

FISCAL 1997 COMPARED WITH FISCAL 1996

    The Company's operating results showed improvement over the prior fiscal year as it experienced higher demand for its products and services in a strong aviation/aerospace market. Consolidated net sales increased $84,338 or 16.7% over the prior fiscal year reflecting higher sales in the Company's Aircraft and Engines and Airframe and Accessories businesses. Consolidated operating income increased $10,448 or 32.2% over the prior year due to increased consolidated net sales and a higher consolidated gross profit margin, partially offset by higher selling, general and administrative costs. Net income increased $7,013 or 43.8% due to increased consolidated net sales and gross profit margin.

    Aircraft and Engines sales increased $80,845 or 44.4% over the prior year due to growth in its engine parts business and higher sales in its engine and aircraft sales and leasing businesses. Increased volume through the Company's long-term inventory management programs contributed to the sales increase in the engine parts business. Airframe and Accessories sales increased $18,550 or 9.1%, reflecting increased demand for certain aircraft and aircraft component repair and maintenance services and higher airframe parts sales. Sales in Manufacturing declined $15,057 or 12.6% resulting from lower demand for its products supporting the U.S. Government's rapid deployment program.

    Consolidated gross profit increased $17,776 or 19.6% due to increased consolidated net sales and an increase in the consolidated gross profit margin to 18.4% from 18.0% in the prior year. The increase in the consolidated gross profit margin during fiscal 1997 was attributable to the favorable mix of products and services sold in its Aircraft and Engines and Airframe and Accessories businesses, partially offset by lower margins on certain manufactured products due to lower sales volume.

    Consolidated operating income increased $10,448 or 32.2% over the prior year as a result of the increase in consolidated net sales and the higher consolidated gross profit margin, partially offset by higher selling, general and administrative costs. The increase in selling, general and administrative costs was driven by increased personnel and marketing support costs.

    Consolidated net income increased $7,013 or 43.8% over the prior year as a result of the factors discussed above.

FISCAL 1996 COMPARED WITH FISCAL 1995

    The Company's operating results continued to improve in fiscal 1996 as it took advantage of business opportunities available in the improved aviation/aerospace marketplace and as the Company successfully implemented certain strategic marketing initiatives. Consolidated net sales for fiscal 1996 increased $53,595 or 11.9% over the prior fiscal year due to increased sales across all classes of similar products and services. Consolidated operating income increased $8,004 or 32.8% over the prior year due to increased consolidated net sales and a higher consolidated gross profit margin, partially offset by increased selling, general and administrative costs. Net income increased $5,549 or 53.0% over the prior year primarily due to increased consolidated net sales and gross profit margin.

    Aircraft and Engines sales increased $11,048 or 6.5% over the prior year as a result of increased sales of engines and engine parts, which included sales from inventory management programs and inventory provisioning for air carriers. Airframe and Accessories sales increased $36,053 or 21.6% primarily as a result of increased airframe parts sales and airframe and large airframe component overhaul services, supplemented by other airframe component overhaul services. Manufacturing sales increased $6,494 or 5.7% over the prior year primarily due to increased sales of products and product repair services supporting rapid deployment requirements, aircraft cargo systems and floor maintenance equipment, partially offset by a decline from the disposition of small manufactured product lines since the prior year.

    Consolidated gross profit increased $12,894 or 16.6% over the prior fiscal year due to increased consolidated net sales and an improved gross profit margin of 18.0% versus the prior year's 17.3% margin. The margin on principal Aircraft and Engines and Airframe and Accessories products and services improved over the prior year as a result of favorable product mix and improved pricing of certain products and services. The margin on manufactured products declined slightly as a result of the mix of products and product repair services supporting rapid deployment requirements, partially offset by aircraft cargo systems and floor maintenance equipment.

    Consolidated operating income increased $8,004 or 32.8% over the prior year as a result of increased consolidated net sales and gross profit margin, partially offset by increased total selling, general and administrative costs. While selling, general and administrative costs declined as a percentage of sales, the total costs increased over the prior year as a result of increased personnel costs, increased marketing support programs and costs to enhance information technology systems.

    Consolidated net income increased $5,549 or 53.0% over the prior fiscal year primarily as a result of the increased consolidated net sales and improved consolidated gross profit margin. Net income also increased by a reduction in interest expense resulting from substantially lower short-term borrowings during the current year, partially offset by a small increase in the Company's current year effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    At May 31, 1998, the Company's liquidity and capital resources included cash of $17,222 and working capital of $319,252. At May 31, 1998, the Company's long-term debt-to-capitalization ratio was 37.1%, compared to 30.3% at May 31, 1997. The increase in the long-term debt-to-capitalization ratio primarily results from the Company's December 1997 sale of $60 million Notes at 6.875% due December 15, 2007. The Notes were priced at 99.8% of par to yield 6.903%. The Company continues to maintain its available external sources of financing from $190,970 of unused available bank lines and a shelf registration statement on file with the Securities and Exchange Commission under which up to $200 million of common stock, preferred stock or medium- or long-term debt securities may be issued or sold subject to market conditions.

    During fiscal 1998, the Company generated $22,823 of cash from operations compared to $9,531 and $24,760 during fiscal 1997 and 1996, respectively. The increase in cash generated from operations during fiscal 1998 compared to fiscal 1997 was principally attributable to increased net income and effective working capital management.

    During fiscal 1998, the Company's investing activities used $99,129 of cash, compared to $31,968 in fiscal 1997. The increase in cash used in investing activities was attributable to the acquisitions of ATR and AVSCO, an investment in an aircraft subject to a leveraged lease as well as equipment purchased and leased to customers under long-term leases, and an investment in a joint venture, partially offset by a reduction in capital expenditures. Cash provided from financing activities during fiscal 1998 was $41,701, which resulted from the sale of $60 million of Notes in December 1997, partially offset by the payment of cash dividends of $9,118, the repayment of debt assumed in the Cooper acquisition and the repayment of an installment note.

    The Company believes that its cash and cash equivalents and available sources of capital will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.*

    A summary of key indicators of financial condition and lines of credit follows:

                                                                    MAY 31,
                                                               ------------------
                         DESCRIPTION                             1998      1997
-------------------------------------------------------------  --------  --------

Working capital..............................................  $319,252  $314,119
Current ratio................................................     3.1:1     4.1:1

Bank credit lines:
  Borrowings outstanding.....................................  $  --     $  --
  Available but unused lines.................................   190,970   136,283
                                                               --------  --------
Total credit lines...........................................  $190,970  $136,283
                                                               --------  --------
                                                               --------  --------
Long-term debt, less current maturities......................  $177,509  $116,818
Ratio of long-term debt to capitalization....................     37.1%     30.3%

YEAR 2000

    During fiscal 1997, the Company initiated a comprehensive information technology systems review which resulted in a formal plan to replace and enhance certain of the Company's business application systems to meet current operational requirements and provide for future expansion. These replacement systems are Year 2000 compliant and include new information technology systems in the Company's recently acquired new parts distribution business, the Company's manufacturing businesses and the Company's overhaul businesses. The capital outlay associated with the replacement systems, which are scheduled to be in place by June 1999, is expected to be approximately $9,000, of which approximately $3,300 was paid during fiscal 1998.*

    The Company has conducted a preliminary Year 2000 compliance review of its internal systems which are not being replaced. At this time, the Company believes that its existing major financial systems and the significant business application systems not being replaced are Year 2000 compliant.*

In addition to the cost of the replacement information technology systems being implemented to meet operational requirements, the Company expects to incur other Year 2000 compliance costs unrelated to the replacement systems referenced above; at this time the Company does not believe such costs will be material.*

    As part of its continuing review, the Company is currently communicating with its material vendors and suppliers regarding their Year 2000 compliance. While the Company is aggressively addressing the Year 2000 issue internally, the compliance status of third parties with which the Company has material relationships is presently unknown and the failure of third parties to be compliant could potentially have an adverse effect on the Company's operations.* As any Year 2000 compliance failure risk is specifically identified, appropriate action will be taken to develop alternative plans.

FORWARD-LOOKING STATEMENTS

    Certain of the statements contained herein, including those under "Year 2000" above that are identified with an asterisk (*), are forward looking and are based on the beliefs of Company management as well as assumptions and estimates made based on information currently available to the Company. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is not reasonably possible to itemize the many factors and specific events that might cause the actual results to differ from the expected results; however, they may include replacement system implementation problems, unidentified Year 2000 problems, failure of third parties to be Year 2000 compliant, economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
  OF AAR CORP.:

    We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
June 24, 1998

                           AAR CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        FOR THE YEAR ENDED MAY 31,
                                                                       ----------------------------
                                                                         1998      1997      1996
                                                                       --------  --------  --------
                                                                         (000S OMITTED EXCEPT PER
                                                                               SHARE DATA)

Net sales............................................................  $782,123  $589,328  $504,990
                                                                       --------  --------  --------

Costs and operating expenses:

  Cost of sales......................................................   633,717   480,787   414,225

  Selling, general and administrative................................    83,690    65,651    58,323
                                                                       --------  --------  --------

                                                                        717,407   546,438   472,548
                                                                       --------  --------  --------

Operating income.....................................................    64,716    42,890    32,442

Interest expense.....................................................   (14,494)  (10,786)  (10,616)

Interest income......................................................       935       871       956
                                                                       --------  --------  --------

Income before provision for income taxes.............................    51,157    32,975    22,782

Provision for income taxes...........................................    15,500     9,950     6,770
                                                                       --------  --------  --------

Net income...........................................................  $ 35,657  $ 23,025  $ 16,012
                                                                       --------  --------  --------
                                                                       --------  --------  --------

Earnings per share of common stock--basic............................  $   1.29  $    .92  $    .67
                                                                       --------  --------  --------
                                                                       --------  --------  --------

Earnings per share of common stock--diluted..........................  $   1.27  $    .91  $    .66
                                                                       --------  --------  --------
                                                                       --------  --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            MAY 31,
                                                                                       ------------------
                                                                                         1998      1997
                                                                                       --------  --------
                                                                                         (000S OMITTED)
Current assets:
  Cash and cash equivalents..........................................................  $ 17,222  $ 51,705

  Accounts receivable................................................................   163,359   122,944

  Inventories........................................................................   229,930   176,921

  Equipment on or available for short-term leases....................................    33,495    40,318

  Deferred tax assets, deposits and other............................................    24,394    22,212
                                                                                       --------  --------

Total current assets.................................................................   468,400   414,100
                                                                                       --------  --------

Property, plant and equipment, at cost:

  Land...............................................................................     6,181     5,204

  Buildings and improvements.........................................................    57,388    53,603

  Equipment, furniture and fixtures..................................................    92,142    72,622
                                                                                       --------  --------

                                                                                        155,711   131,429

Accumulated depreciation.............................................................   (72,806)  (60,321)
                                                                                       --------  --------

                                                                                         82,905    71,108
                                                                                       --------  --------

Other assets:

  Investment in leveraged leases.....................................................    36,533    27,606

  Equipment on long-term leases......................................................    24,611     --

  Cost in excess of underlying net assets of acquired companies, net.................    26,565     5,653

  Joint ventures, retirement benefits, notes receivable and other....................    31,545    11,117
                                                                                       --------  --------

                                                                                        119,254    44,376
                                                                                       --------  --------

                                                                                       $670,559  $529,584
                                                                                       --------  --------
                                                                                       --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            MAY 31,
                                                                                       ------------------
                                                                                         1998      1997
                                                                                       --------  --------
                                                                                         (000S OMITTED)
Current liabilities:

  Current maturities of long-term debt...............................................  $    237  $  1,474

  Accounts payable...................................................................   112,980    77,567

  Accrued liabilities................................................................    29,614    17,647

  Accrued taxes on income............................................................     6,317     3,293
                                                                                       --------  --------

Total current liabilities............................................................   149,148    99,981
                                                                                       --------  --------

Long-term debt, less current maturities..............................................   177,509   116,818

Deferred tax liabilities.............................................................    36,850    32,560

Other liabilities....................................................................     1,699     6,294

Retirement benefit obligation and deferred credits...................................     4,503     4,672
                                                                                       --------  --------

                                                                                        220,561   160,344
                                                                                       --------  --------

Stockholders' equity:

  Preferred stock, $1.00 par value, authorized 250 shares; none issued...............     --        --

  Common stock, $1.00 par value, authorized 80,000 shares; issued 28,832 and 18,932,
    respectively.....................................................................    28,832    18,932

  Capital surplus....................................................................   140,898   141,016

  Retained earnings..................................................................   152,233   125,694

  Treasury stock, 1,128 and 728 shares at cost, respectively.........................   (16,470)  (13,365)

  Cumulative translation adjustments.................................................    (4,643)   (3,018)
                                                                                       --------  --------

                                                                                        300,850   269,259
                                                                                       --------  --------

                                                                                       $670,559  $529,584
                                                                                       --------  --------
                                                                                       --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED MAY 31, 1998

                                                 COMMON STOCK         TREASURY STOCK                                CUMULATIVE
                                               -----------------   ---------------------    CAPITAL     RETAINED    TRANSLATION
                                               SHARES    AMOUNT     SHARES      AMOUNT      SURPLUS     EARNINGS    ADJUSTMENTS
                                               -------  --------   ---------   ---------   ----------   ---------   -----------
                                                                                (000S OMITTED)
Balance, May 31, 1995........................  16,284   $16,284       323      $ (3,733)   $  82,132    $102,309      $  1,497
  Net income.................................    --       --         --           --          --          16,012        --
  Cash dividends.............................    --       --         --           --          --          (7,676)       --
  Treasury stock.............................    --       --           83        (1,552)      --           --           --
  Exercise of stock options and stock
    awards...................................     120       120      --           --           1,843       --           --
  Adjustment for net translation loss........    --       --         --           --          --           --           (2,601)
  Minimum pension liability..................    --       --         --           --          --           --           --
                                               -------  --------   ---------   ---------   ----------   ---------   -----------
Balance, May 31, 1996........................  16,404   $16,404       406      $ (5,285)   $  83,975    $110,645      $ (1,104)
  Net income.................................    --       --         --           --          --          23,025        --
  Cash dividends.............................    --       --         --           --          --          (7,976)       --
  Issuance of common stock...................   2,000     2,000      --           --          48,075       --           --
  Treasury stock.............................    --       --          322        (8,080)      --           --           --
  Exercise of stock options and stock
    awards...................................     528       528      --           --           8,966       --           --
  Adjustment for net translation loss........    --       --         --           --          --           --           (1,914)
                                               -------  --------   ---------   ---------   ----------   ---------   -----------
Balance, May 31, 1997........................  18,932   $18,932       728      $(13,365)   $ 141,016    $125,694      $ (3,018)
  Net income.................................    --       --         --           --          --          35,657        --
  Cash dividends.............................    --       --         --           --          --          (9,118)       --
  Issuance of common stock...................    --       --          (93)        1,699        1,158       --           --
  Treasury stock.............................    --       --          126        (4,804)      --           --           --
  Three-for-two stock split..................   9,589     9,589       367         --          (9,589)      --           --
  Exercise of stock options and stock
    awards...................................     311       311      --           --           8,313       --           --
  Adjustment for net translation loss........    --       --         --           --          --           --           (1,625)
                                               -------  --------   ---------   ---------   ----------   ---------   -----------
Balance, May 31, 1998........................  28,832   $28,832     1,128      $(16,470)   $ 140,898    $152,233      $ (4,643)
                                               -------  --------   ---------   ---------   ----------   ---------   -----------
                                               -------  --------   ---------   ---------   ----------   ---------   -----------

                                                 MINIMUM
                                                 PENSION
                                                LIABILITY
                                               ADJUSTMENTS
                                               -----------

Balance, May 31, 1995........................    $ (1,370)
  Net income.................................      --
  Cash dividends.............................      --
  Treasury stock.............................      --
  Exercise of stock options and stock
    awards...................................      --
  Adjustment for net translation loss........      --
  Minimum pension liability..................       1,370
                                               -----------
Balance, May 31, 1996........................    $ --
  Net income.................................      --
  Cash dividends.............................      --
  Issuance of common stock...................      --
  Treasury stock.............................      --
  Exercise of stock options and stock
    awards...................................      --
  Adjustment for net translation loss........      --
                                               -----------
Balance, May 31, 1997........................    $ --
  Net income.................................      --
  Cash dividends.............................      --
  Issuance of common stock...................      --
  Treasury stock.............................      --
  Three-for-two stock split..................      --
  Exercise of stock options and stock
    awards...................................      --
  Adjustment for net translation loss........      --
                                               -----------
Balance, May 31, 1998........................    $ --
                                               -----------
                                               -----------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEAR ENDED MAY 31,
                                                                               ----------------------------
                                                                                 1998      1997      1996
                                                                               --------  --------  --------
                                                                                      (000S OMITTED)
Cash flows from operating activities:
  Net income.................................................................  $ 35,657  $ 23,025  $ 16,012
  Adjustments to reconcile net income to net cash provided from operating activities:
      Depreciation and amortization..........................................    14,283    12,287    10,115
      Change in certain assets and liabilities:
        Accounts receivable..................................................   (14,922)  (16,333)    2,584
        Inventories..........................................................   (34,706)  (35,930)     (124)
        Equipment on or available for short-term leases......................     6,664    (3,808)   (6,247)
        Deferred tax assets, deposits and other..............................    (4,114)    1,734    (4,818)
        Accounts payable and other liabilities...............................     2,730    25,637     7,901
        Accrued liabilities and taxes on income..............................    16,936     5,935     1,859
        Deferred tax liabilities and other deferred credits..................       295    (3,016)   (2,522)
                                                                               --------  --------  --------
    Net cash provided from operating activities..............................    22,823     9,531    24,760
                                                                               --------  --------  --------
Cash flows from investing activities:
  Property, plant and equipment expenditures, net............................   (17,495)  (30,292)   (7,547)
  Acquisitions, less cash acquired...........................................   (28,148)    --        --
  Investment in equipment on long-term leases and leveraged leases...........   (33,538)    3,299     1,047
  Notes receivable and other.................................................   (19,948)   (4,975)    1,872
                                                                               --------  --------  --------
    Net cash used in investing activities....................................   (99,129)  (31,968)   (4,628)
                                                                               --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of long-term notes payable..........................    59,347     --        --
  Change in borrowings.......................................................   (10,170)   (1,474)   (1,632)
  Cash dividends.............................................................    (9,118)   (7,976)   (7,676)
  Purchases of treasury stock................................................     --       (1,165)   (1,552)
  Proceeds from exercise of stock options and other..........................     1,642     1,191     1,963
  Proceeds from common stock offering........................................     --       50,075     --
                                                                               --------  --------  --------
    Net cash provided from (used in) financing activities....................    41,701    40,651    (8,897)
                                                                               --------  --------  --------
Effect of exchange rate changes on cash......................................       122      (115)     (116)
                                                                               --------  --------  --------
Increase in cash and cash equivalents........................................   (34,483)   18,099    11,119
Cash and cash equivalents, beginning of year.................................    51,705    33,606    22,487
                                                                               --------  --------  --------
Cash and cash equivalents, end of year.......................................  $ 17,222  $ 51,705  $ 33,606
                                                                               --------  --------  --------
                                                                               --------  --------  --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

    AAR CORP. (the Company) supplies a variety of products and services to the aviation/aerospace industry in the United States and abroad. Products and services are sold primarily to commercial, domestic and foreign airlines, business aircraft operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military agencies and independent aviation support companies.

  PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.

    Turbine Engine Asset Management, L.L.C. is a joint venture between the Company and its partner and was formed during fiscal 1998 to distribute certain engine parts to aviation customers worldwide. The Company's investment in the joint venture is being accounted for under the equity method of accounting. The results of operations for the joint venture during fiscal 1998 are not material.

  REVENUE RECOGNITION

    Sales and related cost of sales are recognized primarily upon shipment of products and performance of services. Sales and related cost of sales on long-term contracts are recognized as units are delivered, determined by the percentage of completion method based on the relationship of costs incurred to date to estimated total costs under the respective contracts. Lease revenue is recognized as earned. Certain purchases made for customers under outsourcing arrangements are not included in revenues or cost of sales based on the nature of the services performed under the agreements.

  ACCOUNTING CHANGES

    In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 was issued to simplify the computation of earnings per share (EPS) calculations and to make U.S. standards more compatible with the EPS standards of other countries and those of the International Accounting Standards Committee. The standard replaces the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS.

  NEW ACCOUNTING STANDARDS

    SFAS No. 130 "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 in fiscal 1999.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
    SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for public companies to report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company is evaluating the new Statement's provisions to determine the additional disclosures required in its financial statements, if any, and will adopt SFAS No. 131 in fiscal 1999.

    SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises disclosures for pension and other postretirement plans, but does not change the measurement or recognition of liabilities or expense related to pension or other postretirement plans. The Company will adopt SFAS No. 132 in fiscal 1999.

    SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for certain hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is evaluating the new Statement's provisions to determine the impact, if any, and will adopt SFAS No. 133 in its first quarter of fiscal 2001.

  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 1998 and 1997, cash equivalents of approximately $177 and $41,619, respectively, represent investments in funds holding high-quality commercial paper, Eurodollars and U.S. Government agency-issued securities. The carrying amount of cash equivalents approximates fair value at May 31, 1998 and 1997, respectively.

  ACCOUNTS RECEIVABLE

    In May 1998, the Company entered into a three-year agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable up to $50 million. At May 31, 1998, no accounts receivable had been sold under this agreement. The Company, as agent for the purchaser of the accounts receivable, retains collection and administrative responsibilities for the participating interests of the defined pool.

  FOREIGN CURRENCY

    Gains and losses on foreign currency translation and foreign exchange contracts are determined in accordance with the method of accounting prescribed by SFAS No. 52. All balance sheet accounts of foreign and certain domestic subsidiaries transacting business in currencies other than the Company's functional currency are translated at year-end or historical exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) excluded from the results of operations and are recorded in Stockholders' equity as Cumulative translation adjustments.

  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF MARKET OR CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of market or credit risk consist principally of trade receivables. While the Company's trade receivables are diverse based on the number of entities and geographic regions, the majority are concentrated in the aviation/ aerospace industry. The Company performs evaluations of customers' financial condition prior to extending credit privileges and performs ongoing credit evaluations of payment experience, current financial condition and risk analysis. The Company typically requires collateral in the form of security interest in assets, letters of credit, obligation guarantees from financial institutions, or sells its receivables, usually on a nonrecourse basis, for transactions other than normal trade terms.

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

    Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  INVENTORIES

    Inventories are priced at the lower of cost or market. Cost is determined by either the specific identification, average cost or first-in, first-out method.

    The following is a summary of inventories:

                                                                                        MAY 31,
                                                                                ------------------------
                                                                                   1998         1997
                                                                                -----------  -----------
Raw materials and parts.......................................................  $    46,573  $    36,067
Work-in-process...............................................................       15,787       15,477
Purchased aircraft, parts, engines and components held for sale...............      166,140      124,212
Finished goods................................................................        1,430        1,165
                                                                                -----------  -----------
                                                                                $   229,930  $   176,921
                                                                                -----------  -----------
                                                                                -----------  -----------

  EQUIPMENT UNDER OPERATING LEASES

    Lease revenue is recognized as earned. The cost of the asset under lease is original purchase price plus overhaul costs. Depreciation is computed on a straight-line method over the estimated service life of the equipment and maintenance costs are expensed as incurred. The balance sheet classification is

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) based on the lease term with fixed-term leases less than twelve months classified as short term and all others classified as long term.

    Equipment on short-term lease consists of aircraft engines and parts on or available for lease to satisfy customers' immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to twelve months. Equipment on long-term lease consists of aircraft and engines on lease to customers with a lease term greater than twelve months. Future rentals under long-term leases were $4,140 for fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002, respectively and $3,300 for fiscal 2003.

  PROPERTY, PLANT AND EQUIPMENT

    Depreciation is computed on the straight-line method over useful lives of 10-40 years for buildings and improvements and 3-10 years for equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the applicable lease.

    Repairs and maintenance expenditures are expensed as incurred. Upon sale or disposal, cost and accumulated depreciation are removed from the accounts and related gains and losses are included in results of operations.

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

  COST IN EXCESS OF UNDERLYING NET ASSETS OF ACQUIRED COMPANIES

    The cost in excess of underlying net assets of acquired companies, including those companies acquired during fiscal 1998, is being amortized over a period of forty years. The increase in cost in excess of underlying net assets of acquired companies at May 31, 1998 is attributable to the Company's acquisition of ATR, AVSCO, and Cooper during fiscal 1998. Amortization was $565 in fiscal 1998, $223 in fiscal 1997 and $230 in fiscal 1996, respectively. Accumulated amortization is $4,173, $3,608, and $3,385 at May 31, 1998, 1997 and 1996, respectively. The
Company evaluates the existence of impairment on the basis of whether the cost in excess of underlying net assets of acquired companies is fully recoverable from projected, undiscounted net cash flows.

  INCOME TAXES

    Income taxes are determined in accordance with SFAS No. 109.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
    Federal income taxes were provided on the earnings of foreign subsidiaries as the Company fully distributed these earnings. The earnings are treated as taxable in the United States; however, the related tax expense was offset by foreign tax credits. Foreign income taxes are provided at the local statutory rates and reflect estimated taxes payable.

    The benefits of investment tax credits are recognized for book purposes under the deferral method of accounting for leveraged leases. The investment tax credits are recognized in the year earned for income tax purposes.

  STATEMENTS OF CASH FLOWS

    Supplemental information on cash flows follows:

                                                               FOR THE YEAR ENDED MAY 31,
                                                             -------------------------------
                                                               1998       1997       1996
                                                             ---------  ---------  ---------
Interest paid..............................................  $  11,600  $  10,500  $  10,500
Income taxes paid..........................................      6,200      8,600      5,300
Income tax refunds and interest received...................      6,000        500        900

  USE OF ESTIMATES

    Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  RECLASSIFICATION

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

2.  FINANCING ARRANGEMENTS

    Bank loans consisted of:

                                                                                         MAY 31,
                                                                             -------------------------------
                                                                               1998       1997       1996
                                                                             ---------  ---------  ---------
Current maturities of long-term debt.......................................  $     237  $   1,474  $   1,474
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

2.  FINANCING ARRANGEMENTS -- (CONTINUED)
    Short-term borrowing activity was as follows:

                                                                          FOR THE YEAR ENDED MAY 31,
                                                                        -------------------------------
                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Maximum amount borrowed...............................................  $  59,200  $  25,300  $   4,900
Average daily borrowings..............................................     20,689      3,624        437
Average interest rate during the year.................................       6.0%       5.8%       5.5%
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    At May 31, 1998, aggregate unsecured bank credit arrangements were $190,970. Of this amount, $75,000 was available under credit lines with domestic banks, $110,000 was available under revolving credit and term loan agreements with domestic banks and $5,970 was available under credit agreements with foreign banks. All domestic and foreign credit lines were unused at May 31, 1998. There are no compensating balance requirements in connection with domestic or foreign lines of credit. Borrowings under domestic bank lines bear interest at or below the corporate base rate.

    The Company may borrow a maximum of $110,000 (available through August 31, 1999) under revolving credit and term loan agreements with domestic banks. Revolving credit borrowings may, at the Company's option, be converted to term loans payable in equal quarterly installments over five years. Interest is based on corporate base rate or quoted Eurodollar or multicurrency rates during the revolving credit period and 1/2% over corporate base rate or quoted Eurodollar rate thereafter. There were no borrowings under these agreements outstanding at May 31, 1998. There are no compensating balance requirements on any of the committed lines, but the Company is required to pay a commitment fee. There are no restrictions on the withdrawal or use of these funds.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

2.  FINANCING ARRANGEMENTS -- (CONTINUED)
    Long-term debt was as follows:

                                                                                        MAY 31,
                                                                                ------------------------
                                                                                   1998         1997
                                                                                -----------  -----------
Notes payable due November 1, 2001 with interest of 9.5% payable semi-annually
  on May 1 and November 1.....................................................  $    65,000  $    65,000
Notes payable due October 15, 2003 with interest of 7.25% payable
  semi-annually on April 15 and October 15....................................       50,000       50,000
Notes payable due December 15, 2007 with interest of 6.875% payable
  semi-annually on June 15 and December 15....................................       60,000      --
Installment note due June, 1999 bearing interest at 5% per annum, compounded
  monthly payable in equal monthly payments of principal and interest.........      --             3,033
Industrial revenue bonds due in quarterly installments to 2011 with weighted average interest of approximately 3.69% at May 31, 1998 (secured by trust
  indentures on property, plant and equipment)................................        2,543      --
Industrial revenue bonds due in installments to 2002 with weighted average interest of approximately 7.60% at May 31, 1998 (secured by trust indentures
  on property, plant and equipment)...........................................          203          259
                                                                                -----------  -----------
                                                                                    177,746      118,292
Current maturities............................................................         (237)      (1,474)
                                                                                -----------  -----------
                                                                                $   177,509  $   116,818
                                                                                -----------  -----------
                                                                                -----------  -----------

    In December 1997, the Company sold $60,000 of 6.875% Notes due December 15, 2007. The Notes were priced at 99.8% of par to yield 6.903%.

    The Company is subject to a number of covenants under the revolving credit and term loan agreements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of the Company's shares and other matters. The Company is in compliance with all restrictive financial provisions of the agreements. At May 31, 1998, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares was approximately $17,590. Effective June 1, 1998, unrestricted consolidated retained earnings increased to $35,419 due to inclusion of 50% of the consolidated net income of the Company for fiscal 1998. The aggregate amount of long-term debt maturing during each of the next five fiscal years is $237 in 1999, $262 in 2000, $257 in 2001, $65,232 in 2002 and
$200 in 2003. The Company's long-term debt was estimated to have a fair value of approximately $186,150 at May 31, 1998 and was based on estimates using discounted future cash flows at an assumed rate for borrowings currently prevailing in the marketplace for similar instruments.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

3.  INCOME TAXES

    The provision for income taxes included the following components:

                                                                          FOR THE YEAR ENDED MAY 31,
                                                                        -------------------------------
                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Current
  Federal.............................................................  $   9,950  $   8,605  $   4,215
  Foreign.............................................................        720        535        895
  State...............................................................      1,050        890        800
                                                                        ---------  ---------  ---------
                                                                        $  11,720  $  10,030  $   5,910
Deferred..............................................................      3,780        (80)       860
                                                                        ---------  ---------  ---------
                                                                        $  15,500  $   9,950  $   6,770
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The deferred tax provisions result primarily from differences between book and tax income arising from depreciation and leveraged leases.

    Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition for transactions between book and income tax purposes and consist of the following components:

                                                                                         MAY 31,
                                                                                   --------------------
                                                                                     1998       1997
                                                                                   ---------  ---------
Deferred tax liabilities:
  Depreciation...................................................................  $   9,770  $   9,740
  Leveraged leases...............................................................     26,980     22,230
  Other..........................................................................        300        950
                                                                                   ---------  ---------
  Total deferred tax liabilities.................................................  $  37,050  $  32,920
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Deferred tax assets-current:
  Inventory costs................................................................  $   5,420  $   5,630
  Employee benefits..............................................................      2,540      1,320
  Doubtful account allowance.....................................................        130        700
  Other..........................................................................        750        680
                                                                                   ---------  ---------
  Total deferred tax assets-current..............................................  $   8,840  $   8,330
                                                                                   ---------  ---------
Deferred tax assets-noncurrent:
  Postretirement benefits........................................................  $     200  $     360
                                                                                   ---------  ---------
  Total deferred tax assets-noncurrent...........................................        200        360
                                                                                   ---------  ---------
  Total deferred tax assets......................................................  $   9,040  $   8,690
                                                                                   ---------  ---------
                                                                                   ---------  ---------

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

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

3.  INCOME TAXES -- (CONTINUED)
    The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate of 35% for fiscal 1998, 1997 and 1996, for the following reasons:

                                                                         FOR THE YEAR ENDED MAY 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Provision for income taxes at the Federal statutory rate.............  $  17,905  $  11,540  $   7,970
  Tax benefits on exempt earnings from export sales..................     (3,100)    (2,000)    (1,600)
  State income taxes, net of Federal benefit and refunds.............        900        800        520
  Amortization of goodwill...........................................        200         80         90
  Differences between foreign tax rates and the U.S. Federal
    statutory rate...................................................       (200)      (200)       100
  Other, net.........................................................       (205)      (270)      (310)
                                                                       ---------  ---------  ---------
Provision for income taxes as reported...............................  $  15,500  $   9,950  $   6,770
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Effective income tax rate............................................       30.3%      30.2%      29.7%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Pretax income from foreign subsidiaries was approximately $2,000, $1,500 and $2,100 at May 31, 1998, 1997 and 1996, respectively. Foreign income taxes were provided on all earnings from foreign subsidiaries.

4.  COMMON STOCK AND STOCK OPTION PLANS

    The Company has established stock option plans for officers and key employees of the Company. Stock option awards typically expire ten years from the date of grant or earlier upon termination of employment, become excercisable in five equal increments on successive grant anniversary dates at the New York Stock Exchange closing stock price on the date of grant and are accompanied by reload features and, for certain individuals, stock rights excercisable in the event of a change in control of the Company.

    The Company accounts for these plans under APB No. 25, under which no compensation cost has been recognized. Proforma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option grant, including reloads, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 1998: dividend yield of 2.0%; expected volatility of 25.5%, risk-free interest rate of 5.97%; and expected life of 4.0 years. The following weighted average assumptions were used to value options granted in fiscal 1997: dividend yield of 2.4%; expected volatility of 24.0%; risk-free interest rate of 6.4%; and expected life of 3.6 years. The weighted average fair value of options granted during fiscal 1998 and 1997 was $5.04 and $4.57, respectively. Had compensation cost for stock options awarded under the plans been determined in accordance with

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4.  COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)
SFAS No. 123, the Company's net income and earnings per share would have been changed to the following proforma amounts:

                                                       1998       1997       1996
                                                     ---------  ---------  ---------
Net income:                         As reported      $  35,657  $  23,025  $  16,012
                                    Proforma            34,478     22,158     15,874

Earnings per share--basic:          As reported           1.29        .92        .67
                                    Proforma              1.25        .89        .66

Earnings per share--diluted:        As reported           1.27        .91        .66
                                    Proforma              1.22        .87        .65

    A summary of changes in stock options granted to officers, key employees and non-employee directors under stock option plans for the three years ended May 31, 1998 follows:

                                                                              NUMBER OF     WEIGHTED AVERAGE
                                                                               SHARES        EXERCISE PRICE
                                                                            -------------  -------------------
Outstanding, May 31, 1995 (543 exercisable)...............................        1,405         $    8.57
  Granted.................................................................          446             11.78
  Exercised...............................................................          (75)             7.33
  Surrendered/expired/cancelled...........................................          (65)             8.91
                                                                                  -----
Outstanding, May 31, 1996 (745 exercisable)...............................        1,711         $    9.45
                                                                                  -----
  Granted.................................................................          935             15.50
  Exercised...............................................................         (624)             8.79
  Surrendered/expired/cancelled...........................................          (44)            11.19
                                                                                  -----
Outstanding, May 31, 1997 (664 exercisable)...............................        1,978         $   12.48
                                                                                  -----
  Granted.................................................................          891             23.57
  Exercised...............................................................         (339)            11.32
  Surrendered/expired/cancelled...........................................          (46)            16.17
                                                                                  -----
Outstanding, May 31, 1998 (785 exercisable)...............................        2,484         $   16.54
                                                                                  -----
                                                                                  -----

    The following table provides additional information regarding options outstanding as of May 31, 1998:

                                                          WEIGHTED AVERAGE             NUMBER OF       WEIGHTED AVERAGE
         OPTION EXERCISE               OPTIONS          REMAINING CONTRACTUAL           OPTIONS        EXERCISE PRICE OF
           PRICE RANGE               OUTSTANDING       LIFE OF OPTIONS (YEARS)        EXERCISABLE     OPTIONS EXERCISABLE
---------------------------------  ---------------  -----------------------------  -----------------  -------------------
$6.69 - 11.69                               789                     6.3                      391           $    9.21
$13.00 - 18.81                              786                     8.3                      274               15.75
$19.00 - 23.625                             830                     9.3                       42               20.93
$23.69 - 30.625                              79                     3.5                       78               26.82
                                          -----                                              ---
                                          2,484                     7.8                      785           $   13.90
                                          -----                                              ---
                                          -----                                              ---

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4.  COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)
    The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restricted periods. The number of shares and the restricted period, which varies from two to ten years, are determined by the Compensation Committee of the Board of Directors. The market value of the award on the date of grant is recorded as a deferred expense, Common stock and Capital surplus. The deferred expense is included in results of operations over the restricted term. The expense relating to outstanding restricted stock awards was $1,400, $1,054 and $516 in fiscal 1998, 1997 and 1996, respectively.

    The AAR CORP. Employee Stock Purchase Plan is open to employees of the Company (other than officers, directors or participants in other stock option plans of the Company) with six months of service. The plan permits employees to purchase common stock in periodic offerings at the lesser of the fair market value on the date of offering or 85% of the fair market value on the date of exercise. A participating employee pays for shares by payroll deduction over a two-year period. Upon completion of the purchase, the excess of the proceeds over the par value (or cost in the case of treasury stock) is credited to Capital surplus.

    The numbers of options and awards outstanding and available for grant or issuance for each of the Company's stock plans are as follows:

                                                                                   MAY 31, 1998
                                                                     -----------------------------------------
                                                                       OUTSTANDING      AVAILABLE      TOTAL
                                                                     ---------------  -------------  ---------
Stock Benefit Plan (officers, directors and key employees).........         2,826             741        3,567
Employee Stock Purchase Plan.......................................            37             145          182

    Pursuant to a shareholder rights plan adopted in 1997, each outstanding share of the Company's common stock carries with it a Right to purchase one and one half additional shares at a price of $83.33 per share (adjusted to reflect the February 23, 1998 stock split and subject to further antidilution adjustments). The Rights become exercisable (and separate from the shares) when certain specified events occur, including the acquisition of 15% or more of the common stock by a person or group (an "Acquiring Person") or the commencement of a tender or exchange offer for 15% or more of the common stock.

    In the event that an Acquiring Person acquires 15% or more of the common stock, or if the Company is the surviving corporation in a merger involving an Acquiring Person or if the Acquiring Person engages in certain types of self-dealing transactions, each Right entitles the holder to purchase for $83.33 per share, (or the then-current exercise price) shares of the Company's common stock having a market value of $166.66 (or two times the exercise price), subject to certain exceptions. Similarly, if the Company is acquired in a merger or other business combination or 50% or more of its assets or earning power is sold, each Right entitles the holder to purchase at the then-current exercise price that number of shares of common stock of the surviving corporation having a market value of two times the exercise price. The Rights, which do not entitle the holder thereof to vote or to receive dividends, replace the common stock purchase rights which were initially distributed to the Company's shareholders in 1987 and which expired by their own terms on August 6, 1997. The Rights will expire on August 6, 2007, and may be redeemed by the Company for $.01 per Right under certain circumstances.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4.  COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)

    On September 21, 1990, the Board of Directors authorized the Company to purchase up to 1,500 shares (adjusted for the three-for-two stock split) of the Company's common stock on the open market or through privately negotiated transactions. As of May 31, 1998, the Company had purchased 696 shares of its common stock on the open market under this program at an average price of $9.26 per share.

5.  EARNINGS PER SHARE

    The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares outstanding during the year plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 1998.

                                                                              MAY 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Basic EPS
  Net income....................................................  $  35,657  $  23,025  $  16,012
  Average common shares outstanding.............................     27,588     25,026     23,967
  Earnings per share--basic.....................................  $    1.29  $    0.92  $    0.67
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

Diluted EPS
  Net Income....................................................  $  35,657  $  23,025  $  16,012
  Average common shares outstanding.............................     27,588     25,026     23,967
  Additional shares due to hypothetical exercise of stock
    options.....................................................        586        373        281
  Earnings per share--diluted...................................  $    1.27  $    0.91  $    0.66
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    In January 1998, the Board of Directors declared a three-for-two stock split which was effected in the form of a stock dividend on February 23, 1998 to shareholders of record February 2, 1998 and a quarterly cash dividend of 8.5 cents per share on the increased shares, which effectively increased the cash dividend payment by 6.25%. Prior year earnings per share amounts have been restated to reflect the three-for-two stock split.

    In February 1997, the Company completed the sale of two million shares of common stock, which raised $50,075, net of expenses.

6.  EMPLOYEE BENEFIT PLANS

    The Company has defined contribution or defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
  DEFINED BENEFIT PLANS

    The pension plans for domestic, salaried employees have benefit formulas primarily based on years of service and compensation. The pension benefit for hourly employees is generally based on a fixed amount per year of service. The Company follows the provisions of SFAS No. 87 "Employers' Accounting for Pensions" for all pension plans.

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

    The following table sets forth the plans' funded status and the amount recognized in the Company's Consolidated Balance Sheets.

                                                                                 MAY 31, 1998    MAY 31, 1997
                                                                                --------------  --------------
Actuarial present value of benefit obligation:
  Vested benefit obligation...................................................   $    (38,523)   $    (32,786)
  Nonvested benefit obligation................................................         (2,111)         (1,444)
                                                                                --------------  --------------
Accumulated benefit obligation................................................        (40,634)        (34,230)
Effect of projected salary increases on the benefit obligation................         (5,750)         (4,540)
                                                                                --------------  --------------
Projected benefit obligation..................................................        (46,384)        (38,770)
Plans' assets at fair value...................................................         42,286          35,825
                                                                                --------------  --------------
Projected benefit obligation in excess of plans' assets.......................         (4,098)         (2,945)
Unrecognized net loss.........................................................          6,807           4,409
Unrecognized prior service cost...............................................          1,103           1,241
Unrecognized transition obligation............................................            618             719
                                                                                --------------  --------------
Prepaid pension costs.........................................................   $      4,430    $      3,424
                                                                                --------------  --------------
                                                                                --------------  --------------

    The projected benefit obligation for domestic plans is determined using an assumed weighted average discount rate of 7.5% for fiscal 1998 and 8.25% for fiscal 1997, respectively and an assumed average compensation increase of 5.0%. The expected long-term rate of return on assets is 10.0% for fiscal 1998 and 1997. Unrecognized net loss, prior service cost and transition obligation are amortized on a straight-line basis over the estimated average future service period.

    The projected benefit obligation for nondomestic plans is determined using an assumed weighted average discount rate of 5.5% for fiscal 1998 and 6.0% for fiscal 1997, respectively and an assumed average compensation increase of 2.0% for the first two years and 4.0% thereafter. The expected long-term rate of return on assets is 6.5% for fiscal 1998 and 1997.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
    Pension expense charged to results of operations includes the following components:

                                                                             MAY 31,
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Service costs for benefits earned during fiscal year...........  $   1,643  $   1,455  $   1,169
Interest cost on projected benefit obligation..................      3,011      2,785      2,587
Actual investment return on plan assets........................     (3,149)    (2,904)    (2,618)
Net amortization and deferral..................................        388        411        224
                                                                 ---------  ---------  ---------
Total pension expense..........................................  $   1,893  $   1,747  $   1,362
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

  DEFINED CONTRIBUTION PLAN

    The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 15.0% of their pretax compensation, subject to applicable regulatory limits. The Company may make matching contributions up to 6.0% of compensation. Participants vest immediately in Company contributions. Expense charged to results of operations was $1,174, $930, and $815 in fiscal 1998, 1997 and 1996 respectively.

  DIRECTOR, EXECUTIVE AND KEY EMPLOYEE RETIREMENT BENEFIT AND PROFIT SHARING
  PLANS

    The Company provides its outside directors with benefits upon retirement on or after age 65 provided they have completed at least five years of service as a director. Benefits are paid quarterly in cash in an amount equal to 25.0% of the annual retainer fee payable by the Company to active outside directors. Payment of benefits commences upon retirement and continues for a period equal to the total number of years of the retired director's service as a director to a maximum of ten years, or death, whichever occurs first.

    The Company also provides supplemental retirement and profit sharing benefits for current and former executives and key employees to supplement benefits provided by the Company's other benefit plans. The plans are not fully funded and may require funding in the event of a change in control of the Company as determined by the Company's Board of Directors. Expense charged to results of operations for these plans was $1,231, $970, and $555 in fiscal 1998, 1997 and 1996, respectively.

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

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
    Postretirement benefit cost for the years ended May 31, 1998, 1997 and 1996 included the following components:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Service cost...................................................  $  --      $  --      $  --
Interest cost..................................................         89         85         65
                                                                 ---------  ---------  ---------
                                                                 $      89  $      85  $      65
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The funded status of the plans at May 31, 1998 and 1997 was as follows:

                                                                             1998       1997
                                                                           ---------  ---------
Accumulated postretirement benefit obligation:
  Current retirees.......................................................  $     925  $     774
  Current employees--fully eligible......................................        429        364
                                                                           ---------  ---------
                                                                               1,354      1,138
Plans' assets at fair value..............................................     --         --
                                                                           ---------  ---------
Accumulated postretirement benefit obligation in excess of plans'
 assets..................................................................      1,354      1,138
Unrecognized prior service cost, transition obligation and net
 (loss)/gain.............................................................       (154)        (3)
                                                                           ---------  ---------
Accrued postretirement benefit cost in the consolidated balance sheets...  $   1,200  $   1,135
                                                                           ---------  ---------
                                                                           ---------  ---------

    The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.5% at May 31, 1998 and 8.25% at May 31, 1997, respectively. The assumed rate of future increases in healthcare costs was 8.1% and 8.8% in fiscal 1998 and 1997, respectively, declining to 5.25% by the year 2004 and remaining at that rate thereafter. A one percent increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $41 as of May 31, 1998 and would not result in a significant change to the annual postretirement benefit expense.

7.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain facilities and equipment under agreements that expire at various dates through 2011. Rental expense under these leases was $6,991, $6,660, and $6,828 in fiscal 1998, 1997 and 1996, respectively.

    Future minimum payments under leases with initial or remaining terms of one year or more at May 31, 1998 were $4,217 for fiscal 1999, $3,382 for fiscal 2000, $2,591 for fiscal 2001, $1,909 for fiscal 2002 and $2,655 for fiscal 2003 and thereafter.

    The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

7. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) contracts or other business requirements. The total of these instruments outstanding at May 31, 1998 was approximately $7,100.

    The Company is involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

8.  INVESTMENT IN LEVERAGED LEASES

    From time to time, the Company acquires aircraft under lease that qualify for leveraged lease accounting treatment. Typically, these are long-term leases of late-model aircraft operated by major carriers where the Company is an equity participant of at least twenty percent and there is a third-party provider of nonrecourse debt of the remaining equipment cost. During fiscal 1998, the Company acquired one late-model, wide-body aircraft which qualified for leveraged lease accounting.

    During the lease term the Company is required, in accordance with SFAS No. 13, to adjust the elements of the investment in leveraged leases to reflect changes in important economic assumptions, such as the renegotiating of the interest rate on the nonrecourse debt or changes in income tax rates. In addition, the Company may sell options or other rights to the residual proceeds over the book value at the end of the lease term.

    The Company's net investment in leveraged leases is comprised of the following elements:

                                                                              FOR THE YEAR ENDED
                                                                                   MAY 31,
                                                                              ------------------
                                                                                1998      1997
                                                                              --------  --------
Rentals receivable (net of principal and interest on the
 nonrecourse debt)..........................................................  $ 25,889  $ 11,246
Estimated residual value of leased assets...................................    33,952    23,950
Unearned and deferred income................................................   (23,308)   (7,590)
                                                                              --------  --------
                                                                                36,533    27,606
Deferred taxes..............................................................   (26,980)  (22,230)
                                                                              --------  --------
Net investment in leveraged leases..........................................  $  9,553  $  5,376
                                                                              --------  --------
                                                                              --------  --------

    Pretax income from leveraged leases was $1,329 in fiscal 1998, and $0 in 1997 and 1996, respectively.

9.  ACQUISITIONS

    On June 2, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Cooper Aviation Industries, Inc. (Cooper), a distributor of factory-new aviation parts and accessories to the commercial, regional/commuter and general aviation markets. The purchase price was paid by issuing 140 thousand common shares (adjusted for the three-for-two stock split) and was recorded under the purchase method of accounting. In addition, the Company assumed short-term debt which was paid off by the Company during the first quarter of fiscal 1998.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

9.  ACQUISITIONS -- (CONTINUED)
    On October 24, 1997, the Company purchased the stock of ATR International, Inc. (ATR), a company which engineers and manufactures composite parts and structures for the aviation/aerospace industry. The Company acquired ATR for approximately $19 million cash and the transaction was recorded under the purchase method of accounting. The Company has included in its consolidated financial statements the results of operations of ATR since the date of acquisition.

    On December 31, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of AVSCO Aviation Service Corporation (AVSCO), a distributor of factory-new parts and accessories to the commercial, regional/commuter and general aviation markets. The purchase price of approximately $18.4 million was paid with a combination of cash and a Note and the transaction was recorded under the purchase method of accounting. The Company has included in its consolidated financial statements the results of operations of AVSCO since the date of acquisition.

    Sales from acquisitions, net of prior year dispositions, were $77,234 during fiscal 1998. The historical operating results of the acquisitions for the periods preceding the acquisitions are not material when compared to the operating results of the Company.

10.  BUSINESS SEGMENT INFORMATION

    The Company operates primarily in the aviation/aerospace industry and reports its activities in one primary business segment: Aviation Services.

    Export sales from the Company's U.S. operations to unaffiliated customers, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $202,481 (25.9% of total net sales), $204,808 (34.8% of total net sales) and $148,503 (29.4% of total net sales) in fiscal 1998, 1997 and 1996, respectively.

    Sales to the U.S. Government, its agencies and its contractors were approximately $83,114 (10.6% of total net sales), $82,125 (13.9% of total net sales) and $92,362 (18.3% of total net sales) in fiscal 1998, 1997 and 1996, respectively.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

11.  SELECTED QUARTERLY DATA (UNAUDITED)

    The unaudited selected quarterly data for fiscal years ended May 31, 1998 and 1997 are as follows.

                                  FISCAL 1998

                                                                      DILUTED
                                                                      EARNINGS
QUARTER                     NET SALES   GROSS PROFIT   NET INCOME    PER SHARE
--------------------------  ---------   ------------   ----------   ------------
First.....................  $ 170,906     $ 31,928      $ 7,310        $ .26
Second....................    180,156       34,055        8,411          .30
Third.....................    208,492       38,915        9,314          .33
Fourth....................    222,569       43,508       10,622          .37
                            ---------   ------------   ----------
                            $ 782,123     $148,406      $35,657        $1.27
                            ---------   ------------   ----------      -----
                            ---------   ------------   ----------      -----

                                  FISCAL 1997

                                                                      DILUTED
                                                                      EARNINGS
QUARTER                     NET SALES   GROSS PROFIT   NET INCOME    PER SHARE
--------------------------  ---------   ------------   ----------   ------------
First.....................  $ 136,037     $ 24,588      $ 4,848        $ .20
Second....................    135,675       24,824        5,144          .21
Third.....................    154,135       28,140        5,940          .24
Fourth....................    163,481       30,989        7,093          .26
                            ---------   ------------   ----------      -----
                            $ 589,328     $108,541      $23,025        $0.91
                            ---------   ------------   ----------      -----
                            ---------   ------------   ----------      -----

12.  ALLOWANCES AND RESERVES

                          ALLOWANCES FOR DOUBTFUL ACCOUNTS

                                                                            FOR THE YEAR ENDED MAY 31,
                                                                            ---------------------------
                                                                             1998      1997      1996
                                                                            ------    ------    -------
Balance, beginning of year................................................  $1,965    $2,490    $ 2,400
  Provision charged to operations.........................................   1,261       500        900
  Reserves acquired.......................................................   1,679      --        --
  Deductions for accounts written off, net of recoveries..................  (1,748)   (1,025)      (810)
                                                                            ------    ------    -------
Balance, end of year......................................................  $3,157    $1,965    $ 2,490
                                                                            ------    ------    -------
                                                                            ------    ------    -------

                         INVENTORY REALIZATION RESERVES

                                                                            FOR THE YEAR ENDED MAY 31,
                                                                            ---------------------------
                                                                             1998      1997      1996
                                                                            ------    ------    -------
Balance, beginning of year................................................  $5,627    $5,528    $ 6,329
  Provision charged to operations.........................................   5,580     5,230      5,325
  Reserves acquired.......................................................     628      --        --
  Inventory written off and loss from disposal, net of recoveries.........  (4,296)   (5,131)    (6,126)
                                                                            ------    ------    -------
Balance, end of year......................................................  $7,539    $5,627    $ 5,528
                                                                            ------    ------    -------
                                                                            ------    ------    -------

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

12.  ALLOWANCES AND RESERVES -- (CONTINUED)
    The inventory valuation reserve principally represents allowances for obsolete inventory as well as reserves to reduce the cost of certain surplus inventory to its net realizable value. The reserve applies to inventory supporting the Company's Aircraft and Engines, Airframe and Accessories and Manufacturing activities.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption "Board of Directors" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

    The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in
Part I above.

    The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information contained under the captions "Executive Compensation and Other Information" (but excluding the following sections thereof, "Compensation Committee's Report on Executive Compensation" and "Stockholder Return Performance Graphs"); "Employment and Other Agreements" and "Directors' Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
        REPORTS ON FORM 8-K

                              FINANCIAL STATEMENTS

                                                               PAGE
                                                              -------
Independent Auditors' Report, KPMG Peat Marwick LLP.........       13
Financial Statements--AAR CORP. and Subsidiaries:
  Consolidated statements of income for the three years
    ended May 31, 1998......................................       14
  Consolidated balance sheets as of May 31, 1998 and 1997...    15-16
  Consolidated statements of stockholders' equity for the
    three years ended May 31, 1998..........................       17
  Consolidated statements of cash flows for the three years
    ended May 31, 1998......................................       18
  Notes to consolidated financial statements................    19-37
  Selected quarterly data (unaudited) for the years ended
    May 31, 1998 and 1997 (Note 11 to Consolidated Financial
    Statements).............................................       36
Financial data schedule for the twelve-month period ended May 31,
  1998............................................. See Exhibit Index

                                    EXHIBITS

    The Exhibits filed as a part of this report are set forth in the Exhibit Index contained elsewhere herein. Each of the material contracts identified as Exhibits 10.1 through 10.10 is a management contract or compensatory plan or arrangement.

                              REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the three-month period ended May 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AAR CORP.

                                          (Registrant)

Date: August 20, 1998

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

       SIGNATURE                         TITLE                        DATE
------------------------  -----------------------------------    ---------------

   /s/ IRA A. EICHNER     CHAIRMAN OF THE BOARD
------------------------   DIRECTOR
     Ira A. Eichner

  /s/ DAVID P. STORCH     PRESIDENT AND CHIEF EXECUTIVE
------------------------   OFFICER; DIRECTOR (PRINCIPAL
    David P. Storch        EXECUTIVE OFFICER)

/s/ TIMOTHY J. ROMENESKO  VICE PRESIDENT AND CHIEF FINANCIAL
------------------------   OFFICER (PRINCIPAL FINANCIAL AND
  Timothy J. Romenesko     ACCOUNTING OFFICER)

  /s/ A. ROBERT ABBOUD    DIRECTOR
------------------------
    A. Robert Abboud

 /s/ HOWARD B. BERNICK    DIRECTOR
------------------------
   Howard B. Bernick
                                                                 August 20, 1998
 /s/ EDGAR D. JANNOTTA    DIRECTOR
------------------------
   Edgar D. Jannotta

  /s/ ROBERT D. JUDSON    DIRECTOR
------------------------
    Robert D. Judson

  /s/ ERWIN E. SCHULZE    DIRECTOR
------------------------
    Erwin E. Schulze

  /s/ JOEL D. SPUNGIN     DIRECTOR
------------------------
    Joel D. Spungin

    /s/ LEE B. STERN      DIRECTOR
------------------------
      Lee B. Stern

 /s/ RICHARD D. TABERY    DIRECTOR
------------------------
   Richard D. Tabery

                                 EXHIBIT INDEX

                 INDEX                                                          EXHIBITS
---------------------------------------             ----------------------------------------------------------------
 3. Articles of Incorporation                  3.1  Restated Certificate of Incorporation;(1) Amendments thereto
   and By-Laws                                      dated November 3, 1987(2) and October 19, 1988.(2)

                                               3.2  By-Laws, as amended.(2) Amendment thereto dated April 12,
                                                    1994,(12) and January 13, 1997 (filed herewith).

 4. Instruments defining                       4.1  Restated Certificate of Incorporation and Amendments (see
   the rights of security holders                   Exhibit 3.1).

                                               4.2  By-Laws, as amended (See Exhibit 3.2).

                                               4.3  Credit Agreement dated September 9, 1996, between the Registrant and the Bank of America, Illinois.(15)

                                               4.4  Rights Agreement between the Registrant and the First National
                                                    Bank of Chicago dated July 8, 1997.(17)

                                               4.5  Indenture dated October 15, 1989 between the Registrant and U.S.
                                                    Bank Trust National Association (formerly known as First Trust,
                                                    National Association, as successor in interest to Continental
                                                    Bank, National Association) as Trustee, relating to debt
                                                    securities;(5) First Supplemental Indenture thereto dated August
                                                    26, 1991;(6) Second Supplemental Indenture thereto dated Decem-
                                                    ber 10, 1997.(18)

                                               4.6  Officers' certificates relating to debt securities dated October
                                                    24, 1989 and October 12, 1993.(10)

                                               4.7  Second Amended and Restated Credit Agreement dated February 10,
                                                    1998, between the Registrant and The First National Bank of
                                                    Chicago.(19)

                                               4.8  Credit Agreement dated November 1, 1997 between the Registrant and The Northern Trust Company.(20)

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

10. Material Contracts                        10.1  AAR CORP. Stock Benefit Plan,(11) Amendment thereto dated July
                                                    29, 1996, January 2, 1997,(15) May 6, 1997,(21) and March 20,
                                                    1998.(19)

                                              10.2  Death Benefit Agreement dated August 24, 1984 between the
                                                    Registrant and Ira A. Eichner;(8) Amendment thereto dated August
                                                    12, 1988.(4)

                                              10.3  Further Restated and Amended Employment Agreement dated August
                                                    1, 1985 between the Registrant and Ira A. Eichner;(3) Amendments thereto dated August 12, 1988,(4) May 25, 1990(16) and July 13,
                                                    1994,(16) October 9, 1996(21) and October 31, 1997.(21)

                 INDEX                                                          EXHIBITS
---------------------------------------             ----------------------------------------------------------------
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

                                              10.5  AAR CORP. Directors' Retirement Plan, dated April 14, 1992.(9)

                                              10.6  AAR CORP. Supplemental Key Employee Retirement Plan, dated July
                                                    13, 1994(13), amended June 1, 1995(16), January 1, 1996(16) and
                                                    June 1, 1996.(16)

                                              10.7  Employment agreement dated June 1, 1994 between the Registrant and David P. Storch;(14) Amendment thereto dated October 9,
                                                    1996,(15) May 29, 1997(21) and July 14, 1997.(21)

                                              10.8  Amended and Restated Severance and Change in Control agreement dated April 8, 1997 between the Registrant and Philip C.
                                                    Slapke.(21)

                                              10.9  Amended and Restated Severance and Change in Control agreement dated April 8, 1997 between the Registrant and Howard A.
                                                    Pulsifer.(21)

                                             10.10  Amended and Restated Severance and Change in Control agreement dated April 8, 1997 between the Registrant and Timothy J.
                                                    Romenesko.(21)

21. Subsidiaries of                           21.1  Subsidiaries of AAR CORP. (filed herewith).
   the Registrant

23. Consents of experts                       23.1  Consent of KPMG Peat Marwick LLP (filed herewith).
   and counsel

27. Financial Data                            27.1  Financial Data Schedule for the Registrant's fiscal year ended
   Schedule                                         May 31, 1998.

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

(10) Incorporated by reference to Exhibits to the Registrant's Current Reports on Form 8-K dated October 24, 1989 and October 12, 1993, respectively.

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

(15) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.

(16) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

(17) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 4, 1997.

(18) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3 filed December 10, 1997.

(19) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.

(20) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3 filed May 15, 1998.

(21) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.