Form 10-Q
period 1998-08-31
AAR CORP
filed 1998-10-13
CIK 1750

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

                            ------------------------

FOR QUARTERLY PERIOD ENDED AUGUST 31, 1998         COMMISSION FILE NUMBER 1-6263

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

$1.00 par value, 27,723,406 shares outstanding as of AUGUST 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AAR CORP. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                                AUGUST 31, 1998

                               TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                          ---------
PART I -- FINANCIAL INFORMATION

  Item 1.           Financial Statements
                    Condensed Consolidated Balance Sheets...............................................          3
                    Condensed Consolidated Statements of Income.........................................          4
                    Condensed Consolidated Statements of Cash Flows.....................................          5
                    Condensed Consolidated Statements of Comprehensive Income...........................          6
                    Notes to Condensed Consolidated Financial Statements................................        7-9

  Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................................      10-12

PART II -- OTHER INFORMATION

  Item 6.           Exhibits and Reports on Form 8-K
                    Exhibits............................................................................         13
                    Reports on Form 8-K.................................................................         13

   SIGNATURE PAGE.......................................................................................         14

PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF AUGUST 31, 1998 AND MAY 31, 1998
                                (000S OMMITTED)

                                                                                                     MAY 31, 1998
                                                                                                     -------------
                                                                                                     (DERIVED FROM
                                                                                       AUGUST 31,       AUDITED
                                                                                          1998         FINANCIAL
                                                                                      -------------   STATEMENTS)
                                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $    25,708    $    17,222
  Accounts receivable, less allowances of $3,606 and $3,157, respectively...........       178,928        163,359
  Inventories.......................................................................       240,370        229,930
  Equipment on or available for short-term leases...................................        36,431         33,495
  Deferred tax assets, deposits and other...........................................        28,371         24,394
                                                                                      -------------  -------------
    Total current assets............................................................       509,808        468,400
                                                                                      -------------  -------------
Property, plant and equipment, net..................................................        87,633         82,905
Other assets:
  Investments in leveraged leases...................................................        26,598         36,533
  Equipment on long-term leases.....................................................        21,520         24,611
  Cost in excess of underlying net assets of acquired companies, net................        26,463         26,565
  Joint ventures, retirement benefits, notes receivable and other...................        35,673         31,545
                                                                                      -------------  -------------
                                                                                           110,254        119,254
                                                                                      -------------  -------------
                                                                                       $   707,695    $   670,559
                                                                                      -------------  -------------
                                                                                      -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..............................................   $       237    $       237
  Accounts payable..................................................................       143,452        112,980
  Accrued liabilities...............................................................        29,240         29,614
  Accrued taxes on income...........................................................         7,686          6,317
                                                                                      -------------  -------------
    Total current liabilities.......................................................       180,615        149,148
                                                                                      -------------  -------------
Long-term debt, less current maturities.............................................       177,450        177,509
Deferred tax liabilities............................................................        37,726         36,850
Retirement benefit obligation and other liabilities.................................         3,010          6,202
                                                                                      -------------  -------------
                                                                                           218,186        220,561
                                                                                      -------------  -------------
Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 250 shares, none issued..............       --             --
  Common stock, $1.00 par value, authorized 80,000 shares; issued 28,859 and 28,832
    shares, respectively............................................................        28,859         28,832
  Capital surplus...................................................................       141,621        140,898
  Retained earnings.................................................................       159,489        152,233
  Treasury stock, 1,136 and 1,128 shares at cost, respectively......................       (16,577)       (16,470)
  Accumulated other comprehensive income:
    Cumulative translation adjustments..............................................        (4,498)        (4,643)
                                                                                      -------------  -------------
                                                                                           308,894        300,850
                                                                                      -------------  -------------
                                                                                       $   707,695    $   670,559
                                                                                      -------------  -------------
                                                                                      -------------  -------------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements

                           AAR CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                  (UNAUDITED)
                      (000S OMITTED EXCEPT PER SHARE DATA)

                                                                                             THREE MONTHS ENDED
                                                                                                 AUGUST 31,
                                                                                           ----------------------
                                                                                              1998        1997
                                                                                           ----------  ----------
Net sales................................................................................  $  215,898  $  170,906
                                                                                           ----------  ----------

Costs and operating expenses:
  Cost of sales..........................................................................     174,849     138,978
  Selling, general and administrative....................................................      23,010      19,034
                                                                                           ----------  ----------

Operating income.........................................................................      18,039      12,894
Interest expense.........................................................................      (4,262)     (2,759)
Interest income..........................................................................          29         319
                                                                                           ----------  ----------
Income before provision for income taxes.................................................      13,806      10,454
Provision for income taxes...............................................................       4,183       3,144
                                                                                           ----------  ----------
Net income...............................................................................  $    9,623  $    7,310
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Earnings per share - Basic...............................................................  $      .35  $      .27
Earnings per share - Diluted.............................................................  $      .34  $      .26
Weighted average common shares outstanding
  - Basic................................................................................      27,713      27,489
Weighted average common shares outstanding
  - Diluted..............................................................................      28,312      28,042
Dividends paid and declared per share of common stock....................................  $     .085  $     .080

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements

                           AAR CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                  (UNAUDITED)
                                 (000S OMITTED)

                                                                                             THREE MONTHS ENDED
                                                                                                 AUGUST 31,
                                                                                           ----------------------
                                                                                              1998        1997
                                                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................................  $    9,623  $    7,310
  Adjustments to reconcile net income to net cash provided from operating activities:
    Depreciation and amortization........................................................       4,228       3,463
    Change in certain assets and liabilities:
      Accounts receivable................................................................     (17,586)      5,001
      Inventories........................................................................     (10,982)    (12,378)
      Equipment on or available for short-term leases....................................         799       4,030
      Retirement benefit obligation, deferred taxes, deposits and other..................        (311)     (4,083)
      Accounts payable and other liabilities.............................................      30,566      (4,134)
      Accrued liabilities and taxes on income............................................      (1,236)      2,280
                                                                                           ----------  ----------
  Net cash provided from operating activities............................................      15,101       1,489
                                                                                           ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net........................................      (8,357)     (2,678)
  Investment in equipment on long-term leases and leveraged leases.......................       9,304      (8,501)
  Notes receivable and other.............................................................      (5,106)     (2,193)
                                                                                           ----------  ----------
  Net cash used in investing activities..................................................      (4,159)    (13,372)
                                                                                           ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in borrowings...................................................................         (57)     (7,293)
  Cash dividends.........................................................................      (2,355)     (2,202)
  Proceeds from exercise of stock options and other......................................          15         100
                                                                                           ----------  ----------
  Net cash used in financing activities..................................................      (2,397)     (9,395)
                                                                                           ----------  ----------
Effect of exchange rate changes on cash..................................................         (59)        (21)
                                                                                           ----------  ----------
Increase (decrease) in cash equivalents..................................................       8,486     (21,299)
Cash and cash equivalents, beginning of period...........................................      17,222      51,705
                                                                                           ----------  ----------
Cash and cash equivalents, end of period.................................................  $   25,708  $   30,406
                                                                                           ----------  ----------
                                                                                           ----------  ----------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                 (000S OMITTED)

                                                                                             THREE MONTHS ENDED
                                                                                                 AUGUST 31,
                                                                                           ----------------------
                                                                                              1998        1997
                                                                                           ----------  ----------
Net income                                                                                 $    9,623  $    7,310

Other comprehensive income (expense) - Foreign currency translation                               145      (1,660)
                                                                                           ----------  ----------

Total Comprehensive Income                                                                 $    9,768  $    5,650
                                                                                           ----------  ----------
                                                                                           ----------  ----------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1998

                                 (000S OMITTED)

NOTE A -- BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of AAR CORP. ("the Company") and its subsidiaries after elimination of intercompany accounts and transactions.

    Turbine Engine Asset Management, L.L.C., a joint venture company in which the Company has a 51% ownership interest, was formed in the fiscal year ending May 31, 1998 ("fiscal year") to distribute certain engine parts to aviation customers worldwide. During the first quarter of fiscal 1999, the Company formed Aviation Inventory Management Co. L.L.C. (AIMCO), a joint venture company in which it has a 49% ownership interest. AIMCO will offer customers an alternative to owning aircraft rotable spares. The Company's investment in the joint ventures are being accounted for under the equity method of accounting.

    These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of May 31, 1998 has been derived from audited financial statements. To prepare the financial statements in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

    In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 1998 and the condensed consolidated results of operations, cash flows and comprehensive income for the three-month periods ended August 31, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE B -- INVENTORY

    The following is a summary of inventories:

                                                                     AUGUST 31,     MAY 31,
                                                                        1998         1998
                                                                     -----------  -----------
Raw materials and parts............................................   $  46,490   $    46,573
Work-in-process....................................................      17,549        15,787
Purchased aircraft, parts, engines and components held for sale....     174,502       166,140
Finished goods.....................................................       1,829         1,430
                                                                     -----------  -----------
                                                                      $ 240,370   $   229,930
                                                                     -----------  -----------
                                                                     -----------  -----------

                           AAR CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         AUGUST 31, 1998 -- (CONTINUED)

                                 (000S OMITTED)

NOTE C -- SUPPLEMENTAL CASH FLOWS INFORMATION

    Supplemental information on cash flows follows:

                                                                           THREE MONTHS ENDED
                                                                               AUGUST 31,
                                                                        ------------------------
                                                                           1998         1997
                                                                        -----------  -----------
Interest paid.........................................................   $   2,487    $     280
Income taxes paid.....................................................       1,658        1,070
Income tax refunds received...........................................          17           50

NOTE D -- COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK

    In fiscal 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". All earnings per share information has been restated to conform to the provisions of SFAS No. 128. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 1998 and 1997.

                                                                         THREE MONTHS ENDED
                                                                             AUGUST 31,
                                                                       ----------------------
                                                                          1998        1997
                                                                       -----------  ---------
Basic EPS
  Net income.........................................................   $   9,623   $   7,310
  Common shares outstanding..........................................      27,713      27,489
                                                                       -----------  ---------
  Basic earnings per share...........................................   $    0.35   $    0.27
                                                                       -----------  ---------
                                                                       -----------  ---------
Diluted EPS
  Net income.........................................................   $   9,623   $   7,310
  Common shares outstanding..........................................      27,713      27,489
  Additional shares due to hypothetical exercise of stock options....         599         553
                                                                       -----------  ---------
                                                                           28,312      28,042
                                                                       -----------  ---------
  Diluted earnings per share.........................................   $    0.34   $    0.26
                                                                       -----------  ---------
                                                                       -----------  ---------

                           AAR CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         AUGUST 31, 1998 -- (CONTINUED)

                                 (000S OMITTED)

NOTE D -- COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK (CONTINUED)

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

NOTE E -- NEW ACCOUNTING STANDARDS

    SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted the provisions of SFAS No. 130 during the three-month period ended August 31, 1998.

      PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                           AAR CORP. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS
                       (000S OMITTED EXCEPT PERCENT DATA)

Three-Month Period Ended August 31, 1998
(as compared with the same period of the prior year)

    The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated net sales for the Company's classes of similar products and services within this segment.

                                                                         THREE MONTHS ENDED
                                                                             AUGUST 31,
                                                                      ------------------------
                                                                         1998         1997
                                                                      -----------  -----------
Net Sales:
    Aircraft and Engines............................................  $    90,067  $    79,781
    Airframe and Accessories........................................       92,916       70,066
    Manufacturing...................................................       32,915       21,059
                                                                      -----------  -----------
                                                                      $   215,898  $   170,906
                                                                      -----------  -----------
                                                                      -----------  -----------

Three-Month Period Ended August 31, 1998
(as compared with the same period of the prior year)

    Consolidated net sales for the first quarter of the Company's fiscal year ending May 31, 1999 (fiscal 1999) increased $45.0 million or 26.3% over the same period in the prior year as all three classes of similar products and services experienced sales growth. Net sales in Aircraft and Engines increased $10.3 million or 12.9% reflecting continued growth in the Company's engine parts and engine sales and leasing business, partially offset by lower sales in aircraft sales and leasing and the impact of certain engine parts sales which were recorded by Turbine Engine Asset Management L.L.C. (an unconsolidated joint venture company in which the Company has a 51% interest) during the first quarter of fiscal 1999, but which were recorded by Aircraft and Engines during the first quarter of fiscal 1998. Net sales in Airframe and Accessories increased $22.9 million or 32.6% during the first quarter of fiscal 1999 reflecting the inclusion of sales from AVSCO, which was acquired in December 1997, and higher demand for the Company's aircraft maintenance and certain component overhaul repair services. Net sales in Manufacturing increased $11.9 million or 56.3% reflecting the inclusion of sales from ATR, which was acquired in October 1997, and higher sales of products supporting the United States Government's rapid deployment program, as well as higher sales of cargo loading systems.

    Consolidated gross profit increased $9.1 million or 28.6% over the prior year period due to increased consolidated net sales and an increase in the consolidated gross profit margin to 19.0% from 18.7%. The improvement in the consolidated gross profit margin was primarily attributable to increased sales volume in the Company's Manufacturing activities. Consolidated operating income increased $5.1 million or 39.9% and the Company's operating income margin increased to 8.4% compared to the prior year period's margin of 7.5% as a result of increased consolidated net sales and an increase in the consolidated gross profit margin, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales, however total expenses increased principally due to the impact of acquisitions made subsequent to the first quarter of fiscal 1998 and higher marketing support and personnel costs.

    Consolidated net income increased $2.3 million or 31.6% over the prior year period due primarily to the factors discussed above.

       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                           AAR CORP. AND SUBSIDIARIES
                              FINANCIAL CONDITION
                          (000S OMITTED EXCEPT RATIOS)

At August 31, 1998

    At August 31, 1998, the Company's liquidity and capital resources included cash of $25.7 million and working capital of $329.2 million. At August 31, 1998, the Company's ratio of long-term debt to capitalization was 36.5%, down from 37.1% at May 31, 1998. The Company continues to maintain its available external sources of financing including $191 million of unused bank lines, a universal shelf registration on file with the Securities and Exchange Commission under which up to $200 million of common stock, preferred stock or medium - or long-term debt securities may be issued or sold subject to market conditions, and an accounts receivable securitization program where the Company may sell an interest in a defined pool of accounts receivable up to $50 million.

    During the three-month period ended August 31, 1998, the Company generated $15.1 million of cash from operations compared to $1.5 million during the three-month period ended August 31, 1997. The increase in cash generated from operations was due principally to effective working capital management and increased net income during the three-month period ended August 31, 1998.

    During the three-month period ended August 31,1998, the Company's investing activities used $4.2 million of cash compared to $13.4 million during the three-month period ended August 31, 1997. The decrease in cash used for investing activities was attributable to proceeds received during the first quarter of fiscal 1999 from the sale of an equity interest in a leveraged lease, offset by an increase in capital expenditures related to systems enhancements and facility expansions and an investment in a joint venture.

    During the three-month period ended August 31, 1998, the Company's financing activities used $2.4 million of cash compared to $9.4 million during the three-month period ended August 31, 1997. The decrease in cash used for financing activities was due to the prior year's first quarter including the repayment of $6.9 million of debt assumed in the Cooper acquisition.

    The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.*

    A summary of key indicators of financial condition and lines of credit follows:

                                                                                         AUGUST 31,     MAY 31,
                                      DESCRIPTION                                           1998         1998
---------------------------------------------------------------------------------------  -----------  -----------
Working capital........................................................................   $ 329,193   $   319,252
Current ratio                                                                                 2.8:1         3.1:1
Bank credit lines:
  Borrowings outstanding...............................................................   $  --       $   --
  Available but unused lines...........................................................     191,000       190,970
                                                                                         -----------  -----------
Total credit lines.....................................................................   $ 191,000   $   190,970
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Long-term debt, less current maturities................................................   $ 177,450   $   177,509
Ratio of long-term debt to capitalization..............................................       36.5%         37.1%

------------------------

*   See "Forward Looking Statements" section of this item.

      PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             AAR CORP. AND SUBSIDIARIES
                              FINANCIAL CONDITION
                          (000S OMITTED EXCEPT RATIOS)

YEAR 2000

    During fiscal 1997, the Company initiated a comprehensive information technology systems review which resulted in a formal plan to replace and enhance certain of the Company's business application systems to meet current operational requirements and provide for future expansion. These replacement systems are Year 2000 compliant and include new information technology systems in the Company's recently acquired new parts distribution business, the Company's manufacturing businesses and the Company's overhaul businesses. The capital outlay associated with the replacement systems, which are scheduled to be in place by June 1999, is expected to be approximately $10,400 of which approximately $2,700 and $3,300 was paid during the three-month period ended August 31, 1998 and the twelve-month period ended May 31, 1998, respectively.* The Company will develop alternate plans in the event the new systems are not successfully implemented within the planned time frame.

    The Company has conducted a preliminary Year 2000 compliance review of its internal systems which are not being replaced. At this time, the Company believes that its existing major financial systems and the significant business application systems not being replaced are Year 2000 compliant.* In addition to the cost of the business application systems being implemented to meet operational requirements, the Company expects to incur other Year 2000 compliance costs unrelated to the replacement systems referenced above. The Company has numerous local-area networks, wide-area networks, servers and other technical support systems (the "sub-systems"). The Company is in the process of completing an inventory of the sub-systems as well as the compliance status of the sub-systems. At this time, the Company believes that the cost to bring the sub-systems which are not Year 2000 compliant to compliance will be less than $1,000.*

    As part of its continuing review, the Company is currently communicating with its material vendors and suppliers regarding their Year 2000 compliance. While the Company is aggressively addressing the Year 2000 issue internally, the compliance status of third parties with which the Company has material relationships is presently unknown and the failure of third parties to be compliant could potentially have an adverse effect on the Company's operations.* As any Year 2000 compliance failure risk is specifically identified, appropriate action will be taken to develop alternative contingency plans.

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

------------------------

*   See "Forward Looking Statements" section of this item.

PART II -- OTHER INFORMATION

                           AAR CORP. AND SUBSIDIARIES
                                AUGUST 31, 1998

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

               ITEM
----------------------------------

27. Financial Data Schedule               27.1   Financial Data Schedule for the Registrant's three-month interim period ended August 31, 1998.

(B) REPORTS ON FORM 8-K FOR QUARTER ENDED AUGUST 31, 1998:

    The Company filed no reports on Form 8-K during the three months ended August 31, 1998.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AAR CORP.

                                          (Registrant)

Date: October 13, 1998

                                          /s/ TIMOTHY J. ROMENESKO
                                          --------------------------------------

                                          Timothy J. Romenesko
                                          VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER
                                          (PRINCIPAL ACCOUNTING OFFICER AND
                                          OFFICER DULY AUTHORIZED TO SIGN ON
                                          BEHALF OF REGISTRANT)