Form 10-Q
period 1998-11-30
AAR CORP
filed 1999-01-13
CIK 1750

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

                            ------------------------

FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1998       COMMISSION FILE NUMBER 1-6263

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

$1.00 par value, 27,533,109 shares outstanding as of NOVEMBER 30, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AAR CORP. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                               NOVEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                          ---------
PART I -- FINANCIAL INFORMATION

  Item 1.           Financial Statements
                    Condensed Consolidated Balance Sheets...............................................          3
                    Condensed Consolidated Statements of Income.........................................          4
                    Condensed Consolidated Statements of Cash Flows.....................................          5
                    Condensed Consolidated Statements of Comprehensive Income...........................          6
                    Notes to Condensed Consolidated Financial Statements................................        7-9

  Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................................      10-13

PART II -- OTHER INFORMATION

  Item 4.           Submission of Matters to a Vote of Security Holders.................................         14

  Item 6.           Exhibits and Reports on Form 8-K
                    Exhibits............................................................................         14
                    Reports on Form 8-K.................................................................         14

   SIGNATURE PAGE.......................................................................................         15

PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF NOVEMBER 30, 1998 AND MAY 31, 1998
                                 (000S OMITTED)

                                                                                                     MAY 31, 1998
                                                                                                     -------------
                                                                                                     (DERIVED FROM
                                                                                     NOVEMBER 30,       AUDITED
                                                                                         1998          FINANCIAL
                                                                                    ---------------   STATEMENTS)
                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $    27,091     $    17,222
  Accounts receivable, less allowances of $4,045 and $3,157 respectively..........        178,975         163,359
  Inventories.....................................................................        276,449         229,930
  Equipment on or available for short-term lease..................................         35,311          33,495
  Deferred tax assets, deposits and other.........................................         29,674          24,394
                                                                                    ---------------  -------------
    Total current assets..........................................................        547,500         468,400
                                                                                    ---------------  -------------
Property, plant and equipment, net................................................         91,856          82,905
Other assets:
  Investments in leveraged leases.................................................         26,733          36,533
  Equipment on long-term leases...................................................        --               24,611
  Cost in excess of underlying net assets of acquired companies...................         35,683          26,565
  Joint ventures, retirement benefits, notes receivable and other.................         35,644          31,545
                                                                                    ---------------  -------------
                                                                                           98,060         119,254
                                                                                    ---------------  -------------
                                                                                      $   737,416     $   670,559
                                                                                    ---------------  -------------
                                                                                    ---------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt............................................    $       257     $       237
  Accounts payable................................................................        161,958         112,980
  Accrued liabilities.............................................................         30,578          29,614
  Accrued taxes on income.........................................................          7,393           6,317
                                                                                    ---------------  -------------
    Total current liabilities.....................................................        200,186         149,148
                                                                                    ---------------  -------------
Long-term debt, less current maturities...........................................        178,927         177,509
Deferred tax liabilities..........................................................         40,488          36,850
Retirement benefit obligation and other liabilities...............................          3,029           6,202
                                                                                    ---------------  -------------
                                                                                          222,444         220,561
                                                                                    ---------------  -------------
Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 250 shares, none issued............        --              --
  Common stock, $1.00 par value, authorized 80,000 shares; issued 28,897 and
    28,832 shares, respectively...................................................         28,897          28,832
  Capital surplus.................................................................        142,323         140,898
  Retained earnings...............................................................        167,193         152,233
  Treasury stock, 1,343 and 1,128 shares at cost, respectively....................        (20,425)        (16,470)
  Accumulated other comprehensive income (expense):
    Cumulative translation adjustments............................................         (3,202)         (4,643)
                                                                                    ---------------  -------------
                                                                                          314,786         300,850
                                                                                    ---------------  -------------
                                                                                      $   737,416     $   670,559
                                                                                    ---------------  -------------
                                                                                    ---------------  -------------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements

                           AAR CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                      (000S OMITTED EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       NOVEMBER 30,            NOVEMBER 30,
                                                                  ----------------------  ----------------------
                                                                     1998        1997        1998        1997
                                                                  ----------  ----------  ----------  ----------
Net sales.......................................................  $  228,798  $  180,156  $  444,696  $  351,062
                                                                  ----------  ----------  ----------  ----------

Costs and operating expenses:
  Cost of sales.................................................     186,058     146,101     360,907     285,079
  Selling, general and administrative...........................      23,839      19,139      46,849      38,173
                                                                  ----------  ----------  ----------  ----------
                                                                     209,897     165,240     407,756     323,252

Operating income................................................      18,901      14,916      36,940      27,810
Interest expense................................................      (4,611)     (3,057)     (8,873)     (5,816)
Interest income.................................................         108         157         137         476
                                                                  ----------  ----------  ----------  ----------
Income before provision for income taxes........................      14,398      12,016      28,204      22,470
Provision for income taxes......................................       4,363       3,605       8,546       6,749
                                                                  ----------  ----------  ----------  ----------
Net income......................................................  $   10,035  $    8,411  $   19,658  $   15,721
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------
Net income per share - Basic....................................  $      .36  $      .31  $      .71  $      .57
Net income per share - Diluted..................................  $      .36  $      .30  $      .70  $      .56
Weighted average common shares outstanding
  - Basic.......................................................      27,570      27,529      27,642      27,509
Weighted average common shares outstanding
  - Diluted.....................................................      28,042      28,109      28,210      28,067
Dividends paid and declared per share of common stock...........  $     .085  $      .08  $      .17  $      .16

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                                 (000S OMITTED)

                                                                                              SIX MONTHS ENDED
                                                                                                NOVEMBER 30,
                                                                                           ----------------------
                                                                                              1998        1997
                                                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................................  $   19,658  $   15,721
  Adjustments to reconcile net income to net cash provided from (used in) operating activities:
    Depreciation and amortization........................................................       8,430       7,251
    Change in certain assets and liabilities:
      Accounts receivable................................................................     (18,657)     (8,964)
      Inventories........................................................................     (49,333)    (24,185)
      Equipment on or available for short term lease.....................................       2,038     (10,478)
      Retirement benefit obligation, deferred taxes, deposits and other..................       1,729      (1,865)
      Accounts payable and other liabilities.............................................      49,361       9,598
      Accrued liabilities and taxes on income............................................      (7,615)     (4,980)
                                                                                           ----------  ----------
  Net cash provided from (used in) operating activities..................................       5,611     (17,902)
                                                                                           ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures, net........................................     (16,262)     (6,326)
  Acquisitions, less cash acquired.......................................................      (6,000)    (18,973)
  Proceeds from sale of business.........................................................      11,685      --
  Investment in equipment on long-term leases and leveraged leases.......................      30,689      (8,723)
  Notes receivable and other.............................................................      (7,541)     (4,023)
                                                                                           ----------  ----------
  Net cash provided from (used in) investing activities..................................      12,571     (38,045)
                                                                                           ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in borrowings...................................................................        (123)     14,032
  Cash dividends.........................................................................      (4,697)     (4,405)
  Purchases of treasury stock............................................................      (3,520)     --
  Proceeds from exercise of stock options and other......................................          30       1,573
                                                                                           ----------  ----------
  Net cash provided from (used in) financing activities..................................      (8,310)     11,200
                                                                                           ----------  ----------
Effect of exchange rate changes on cash..................................................          (3)         32
                                                                                           ----------  ----------
Increase (decrease) in cash and cash equivalents.........................................       9,869     (44,715)
Cash and cash equivalents, beginning of period...........................................      17,222      51,705
                                                                                           ----------  ----------
Cash and cash equivalents, end of period.................................................  $   27,091  $    6,990
                                                                                           ----------  ----------
                                                                                           ----------  ----------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                 (000S OMITTED)

                                                                                              SIX MONTHS ENDED
                                                                                                NOVEMBER 30,
                                                                                           ----------------------
                                                                                              1998        1997
                                                                                           ----------  ----------
Net income...............................................................................  $   19,658  $   15,721

Other comprehensive income (loss):
  Foreign currency translation...........................................................       1,441      (1,534)
                                                                                           ----------  ----------

Total Comprehensive Income...............................................................  $   21,099  $   14,187
                                                                                           ----------  ----------
                                                                                           ----------  ----------

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1998

                                 (000S OMITTED)

NOTE A -- BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of AAR CORP. ("the Company") and its subsidiaries after elimination of intercompany accounts and transactions.

    Turbine Engine Asset Management, L.L.C. (TEAM), a joint venture, was formed in the fiscal year ending May 31, 1998 ("fiscal year") to distribute certain engine parts to aviation customers worldwide. During the first quarter of fiscal 1999, Aviation Inventory Management Co. L.L.C. (AIMCO), a joint venture, was formed. AIMCO offers customers an alternative to owning aircraft rotable spares. The Company's investment in the joint ventures are being accounted for under the equity method of accounting. During the second quarter of fiscal 1999, the Company divested substantially all of the assets and liabilities of its floor maintenance products manufacturing subsidiary. Proceeds of $11.7 million received from the sale of this business approximated the Company's net value.

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

    In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 1998 and the condensed consolidated results of operations, for the three and six-month periods ended November 30, 1998 and 1997 and condensed consolidated statement of cash flows and comprehensive income for the six-month periods ended November 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE B -- INVENTORY

    The summary of inventories is as follows:

                                                                   NOVEMBER 30,      MAY 31,
                                                                       1998           1998
                                                                  ---------------  -----------
Raw materials and parts.........................................   $      48,998   $    46,573
Work-in-process.................................................          17,178        15,787
Purchased aircraft, parts, engines and components held for
  sale..........................................................         210,273       166,140
Finished goods..................................................        --               1,430
                                                                  ---------------  -----------
                                                                   $     276,449   $   229,930
                                                                  ---------------  -----------
                                                                  ---------------  -----------

                           AAR CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 1998 -- (CONTINUED)

                                 (000S OMITTED)

NOTE C -- SUPPLEMENTAL CASH FLOWS INFORMATION

    Supplemental information on cash flows:

                                                                             SIX MONTHS ENDED
                                                                               NOVEMBER 30,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Interest paid............................................................  $   8,285  $   5,703
Income taxes paid........................................................      2,975      2,850
Income tax refunds received..............................................        370        215

NOTE D -- COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK

    The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three and six-month periods ended November 30, 1998 and 1997.

                                                     THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                     NOVEMBER 30,          NOVEMBER 30,
                                                 --------------------  --------------------
                                                   1998       1997       1998       1997
                                                 ---------  ---------  ---------  ---------
Basic EPS
  Net income...................................  $  10,035  $   8,411  $  19,658  $  15,721
  Common shares outstanding....................     27,570     27,529     27,642     27,509
                                                 ---------  ---------  ---------  ---------
  Basic earnings per share.....................        .36        .31        .71        .57
                                                 ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------
Diluted EPS
  Net income...................................  $  10,035  $   8,411  $  19,658  $  15,721
  Common shares outstanding....................     27,570     27,529     27,642     27,509
  Additional shares due to hypothetical
    exercise of stock options..................        472        580        568        558
                                                 ---------  ---------  ---------  ---------
                                                    28,042     28,109     28,210     28,067
                                                 ---------  ---------  ---------  ---------
  Diluted earnings per share...................  $     .36  $     .30  $     .70  $     .56
                                                 ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------

                           AAR CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 1998 -- (CONTINUED)

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

Three and Six-Month Period Ended November 30, 1998
(as compared with the same period of the prior year)

    The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated net sales for the Company's classes of similar products and services within this segment for the three and six months ended November 30, 1998 and 1997.

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  NOVEMBER 30,              NOVEMBER 30,
                                            ------------------------  ------------------------
                                               1998         1997         1998         1997
                                            -----------  -----------  -----------  -----------
Net Sales:
    Aircraft and Engines..................  $    98,271  $    76,943  $   188,340  $   156,724
    Airframe and Accessories..............       96,969       74,535      189,884      144,601
    Manufacturing.........................       33,558       28,678       66,472       49,737
                                            -----------  -----------  -----------  -----------
                                            $   228,798  $   180,156  $   444,696  $   351,062
                                            -----------  -----------  -----------  -----------
                                            -----------  -----------  -----------  -----------

Three-Month Period Ended November 30, 1998
(as compared with the same period of the prior year)

    Consolidated net sales for the second quarter of the Company's fiscal year ending May 31, 1999 (fiscal 1999) increased $48.6 million or 27.0% over the same period in the prior fiscal year. Net sales increased in all three of the Company's classes of similar products and services reflecting strong demand for the Company's products and services and the impact of acquisitions. Aircraft and Engine sales increased $21.3 million or 27.7% reflecting growth in the engine parts and aircraft sales and leasing businesses, partially offset by the unfavorable impact of certain engine part sales which were recorded by Turbine Engine Asset Management L.L.C. (an unconsolidated joint venture company) during the second quarter of fiscal 1999, but which were recorded by Aircraft and Engines during the second quarter of fiscal 1998. Net sales in Airframe and Accessories increased $22.4 million or 30.0% during the second quarter of fiscal 1999 reflecting the inclusion of sales from AVSCO, which was acquired December 31, 1997, and higher demand for the Company's aircraft maintenance and certain large component overhaul services. Net sales in Manufacturing increased $4.9 million or 17.0%, reflecting the inclusion of sales from ATR, which was acquired in October 1997, and higher sales of cargo loading handling systems.

    Consolidated gross profit increased $8.7 million or 25.5% over the prior year period due to increased consolidated net sales, partially offset by a slight decrease in the consolidated gross profit margin to 18.7% from 18.9%. The reduction in the consolidated gross profit margin was primarily attributable to the mix of inventories sold and lower margins in the Company's new parts distribution business as a result of business interruptions from new systems integration. Consolidated operating income increased $4.0 million or 26.7% compared to the prior year period as a result of increased consolidated net sales, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales, however total expenses increased principally due to the impact of acquisitions and higher marketing support and personnel costs.

    Consolidated net income increased $1.6 million or 19.3% over the prior year period due primarily to the factors discussed above.

      PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                           AAR CORP. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS
                          (000S OMITTED EXCEPT RATIOS)

Six-Month Period Ended November 30, 1998
(as compared with the same period of the prior year)

    Consolidated net sales for the first half of fiscal 1999 increased $93.6 million or 26.7% over the prior year six month period reflecting increased demand for the Company's products and services and the impact of acquisitions. Aircraft and Engine sales increased $31.6 million or 20.2% principally due to higher sales in the Company's engine parts business. Airframe and Accessories sales increased $45.3 million or 31.3% reflecting the inclusion of sales from the AVSCO acquisition and higher demand for the Company's aircraft maintenance and certain large component overhaul services. Net sales in Manufacturing increased $16.7 million or 33.6% due to the inclusion of sales from the ATR acquisition, and higher demand for products supporting the United States Government's rapid deployment program and cargo loading handling systems.

    Consolidated gross profit increased $17.8 million or 27.0% over the prior year period due to increased consolidated net sales. The Company's consolidated gross profit margin remained unchanged at 18.8% for the six month period ended November 30, 1998. Consolidated operating income increased $9.1 million or 32.8% compared to the prior year period as a result of increased consolidated net sales, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales, however total expenses increased principally due to the impact of acquisitions and higher marketing support and personnel costs.

    Consolidated net income increased $3.9 million or 25.0% over the prior year period due primarily to the factors discussed above.

      PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                           AAR CORP. AND SUBSIDIARIES
                              FINANCIAL CONDITION
                          (000S OMITTED EXCEPT RATIOS)

At November 30, 1998

    At November 30, 1998, the Company's liquidity and capital resources included cash of $27.1 million and working capital of $347.3 million. At November 30, 1998, the Company's ratio of long-term debt to capitalization was 36.2%, down from 37.1% at May 31, 1998. The Company continues to maintain its available external sources of financing including $186.3 million of unused bank lines, a universal shelf registration on file with the Securities and Exchange Commission under which up to $200 million of common stock, preferred stock or medium - or long-term debt securities may be issued or sold subject to market conditions, and an accounts receivable securitization program where the Company may sell an interest in a defined pool of accounts receivable up to $35 million.

    During the six month period ended November 30, 1998, the Company generated $5.6 million of cash from operations compared to using $17.9 million of cash in operations during the six month period ended November 30, 1997. The increase in cash generated from operations was principally due to the timing of the payment of accounts payable and higher net income during the six-month period ended November 30, 1998.

    During the six month period ended November 30, 1998, the Company's investing activities generated $12.6 million of cash compared to using $38.0 million of cash during the six month period ended November 30, 1997. The increase in cash provided from investing activities was attributable to cash received from the divestiture of the Company's floor maintenance products manufacturing subsidiary of $11.7 million, and proceeds from the sale of equipment on long-term lease and the sale of an equity interest in a leveraged lease, offset by an increase in capital expenditures related to systems enhancements and facility expansions.

    During the six month period ended November 30, 1998, the Company's financing activities used $8.3 million of cash reflecting the payment of cash dividends and the purchase of $3.5 million of the Company's stock.

    The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments, and pay dividends.* A summary of key financial conditions, ratios, and lines of credit follows:

                                                                                       NOVEMBER 30,      MAY 31,
                                    DESCRIPTION                                            1998           1998
------------------------------------------------------------------------------------  ---------------  -----------
Working capital.....................................................................   $     347,314   $   319,252
Current ratio.......................................................................           2.7:1         3.1:1
Bank credit lines:
  Borrowings outstanding............................................................   $    --         $   --
  Available but unused lines........................................................         186,290       190,970
                                                                                      ---------------  -----------
Total credit lines..................................................................   $     186,290   $   190,970
                                                                                      ---------------  -----------
                                                                                      ---------------  -----------
Long-term debt, less current maturities.............................................   $     178,927   $   177,509
Ratio of long-term debt to capitalization...........................................           36.2%         37.1%

-------------------
  *  See "Forward Looking Statements" section of this item.

      PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              FINANCIAL CONDITION
                          (000S OMITTED EXCEPT RATIOS)

YEAR 2000

    During fiscal 1997, the Company initiated a comprehensive information technology systems review which resulted in a formal plan to replace and enhance certain of the Company's business application systems to meet current operational requirements and provide for future expansion. These replacement systems are Year 2000 compliant and include new information technology systems in the Company's recently acquired new parts distribution business, the Company's manufacturing businesses and the Company's overhaul businesses. The capital outlay associated with the replacement systems, which are scheduled to be in place by June 1999, is expected to be approximately $10,400 of which approximately $4,800 and $3,300 was paid during the six month period ended November 30, 1998 and the twelve month period ended May 31, 1998, respectively.* The Company is developing alternate plans in the event the new systems are not successfully implemented within the planned time frame.

    The Company has conducted a preliminary Year 2000 compliance review of its internal systems which are not being replaced. At this time, the Company believes that its existing major financial systems are Year 2000 compliant.* In addition to the cost of the business application systems being implemented to meet operational requirements, the Company expects to incur other Year 2000 compliance costs unrelated to the replacement systems referenced above. The Company has numerous local-area networks, wide-area networks, servers and other technical support systems (the "sub-systems"). The Company is in the process of completing an inventory of the sub-systems, as well as the compliance status of the sub-systems. At this time, the Company believes that the cost to bring the sub-systems which are not Year 2000 compliant to compliance will be less than $1,000.*

    As part of its continuing review, the Company is communicating with its material vendors, customers and suppliers regarding their Year 2000 compliance. While the Company is aggressively addressing the Year 2000 issue internally, the compliance status of third parties with which the Company has material relationships is presently unknown and the failure of third parties to be compliant could potentially have an adverse effect on the Company's operations.* As any Year 2000 compliance failure risk is specifically identified, appropriate action will be taken to develop alternative contingency plans.

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

------------------------

*   See "Forward Looking Statements" section of this item.

PART II -- OTHER INFORMATION

                           AAR CORP. AND SUBSIDIARIES
                               NOVEMBER 30, 1998

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on October 14, 1998.

    The following item was acted upon:

    Election of three Class II directors to serve until the 2001 Annual Meeting of Stockholders. Three directors were nominated for election. Directors nominated who receive the majority of votes cast are elected as directors. Those directors and the voting results were as follows:

                                                   VOTES           VOTES              BROKER
                                                   "FOR"        "ABSTAINED"         "NON-VOTES"
                                               -------------  ----------------  -----------------
Edward D. Jannotta...........................     25,163,939        270,615            --
Lee B. Stern.................................     25,265,125        169,429            --
Richard D. Tabery............................     25,273,577        160,977            --


    No other matters were presented to the Company's shareholders for action at the Annual Meeting of Stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

               ITEM
----------------------------------


10. Material Contracts                    10.1   Fifth Amendment to AAR Corp. Stock
                                                 Benefit Plan dated December 16, 1998.

27. Financial Data Schedule               27.1   Financial Data Schedule for the Registrant's six-month interim period ended November 30, 1998.

(B) REPORTS ON FORM 8-K FOR QUARTER ENDED NOVEMBER 30, 1998:

    The Company filed no reports on Form 8-K during the three months ended November 30, 1998.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AAR CORP.

                                          (Registrant)

Date: January 13, 1999

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