Form 10-Q
period 1999-02-28
AAR CORP
filed 1999-04-14
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


  For Quarterly Period Ended FEBRUARY 28, 1999 Commission file number 1-6263
                             -----------------                        ------

                                    AAR CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                  36-2334820
          --------                                  ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

   ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS    60191
   --------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (630) 227-2000
                                                           --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X   No
                                          -----     -----

                           (APPLICABLE ONLY TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1.00 par value, 27,442,700 shares outstanding as of FEBRUARY 28, 1999
------           ----------                          -----------------

                                 AAR CORP. and Subsidiaries

                                Quarterly Report on Form 10-Q
                                      February 28, 1999
                                      Table of Contents



PART I -  FINANCIAL INFORMATION                                           PAGE
     Item 1. Financial Statements
             Condensed Consolidated Balance Sheets                          3
             Condensed Consolidated Statements of Income                    4
             Condensed Consolidated Statements of Cash Flows                5
             Condensed Consolidated Statements of Comprehensive Income      6
             Notes to Condensed Consolidated Financial Statements         7-8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9-13

PART II - OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K
             Exhibits                                                       14
             Reports on Form 8-K                                            14

     Signature Page                                                         15

PART I, ITEM 1 - FINANCIAL STATEMENTS

                              AAR CORP. and Subsidiaries
                          Condensed Consolidated Balance Sheets
                         As of February 28, 1999 and May 31, 1998
                                     (000s omitted)



                                                                                     February 28,              May 31,
                                                                                         1999                   1998
                                                                                     ------------              --------
                                                                                      (Unaudited)           (Derived from
                                                                                                           audited financial
                                                                                                              statements)
ASSETS

Current assets:
     Cash and cash equivalents                                                         $   11,886                $   17,222
     Accounts receivable, less allowances of $5,324 and $3,157 respectively               153,161                   163,359
     Inventories                                                                          276,290                   229,930
     Equipment on or available for short-term lease                                        28,996                    33,495
     Deferred tax assets, deposits and other                                               27,790                    24,394
                                                                                       ----------                ----------
         Total current assets                                                             498,123                   468,400
                                                                                       ----------                ----------
Property, plant and equipment, net                                                         99,814                    82,905
                                                                                       ----------                ----------

Other assets:
     Investments in leveraged leases                                                       33,933                    36,533
     Equipment on long-term leases                                                              -                    24,611
     Cost in excess of underlying net assets of acquired companies                         40,314                    26,565
     Joint ventures, retirement benefits, notes receivable and other                       36,034                    31,545
                                                                                       ----------                ----------
                                                                                          110,281                   119,254
                                                                                       ----------                ----------

                                                                                       $  708,218                $  670,559
                                                                                       ----------                ----------
                                                                                       ----------                ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current maturities of long-term debt                                              $      394                $      237
     Accounts payable                                                                     117,002                   112,980
     Accrued liabilities                                                                   35,514                    29,614
     Accrued taxes on income                                                                6,964                     6,317
                                                                                       ----------                ----------
         Total current liabilities                                                        159,874                   149,148
                                                                                       ----------                ----------
Long-term debt, less current maturites                                                    181,018                   177,509
Deferred tax liabilities                                                                   43,880                    36,850
Retirement benefit obligation and other liabilities                                         3,118                     6,202
                                                                                       ----------                ----------
                                                                                          228,016                   220,561
                                                                                       ----------                ----------
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 250 shares, none issued                       -                         -
     Common stock, $1.00 par value, authorized 80,000
         shares; issued 28,988 and 28,832 shares, respectively                             28,988                    28,832
     Capital surplus                                                                      143,981                   140,898
     Retained earnings                                                                    175,121                   152,233
     Treasury stock, 1,544 and 1,128 shares at cost, respectively                         (24,219)                  (16,470)
     Accumulated other comprehensive income (expense):
         Cumulative translation adjustments                                                (3,543)                   (4,643)
                                                                                       ----------                ----------
                                                                                          320,328                   300,850
                                                                                       ----------                ----------
                                                                                       $  708,218                $  670,559
                                                                                       ----------                ----------
                                                                                       ----------                ----------

                 The accompanying Notes to Condensed Consolidated Financial
                     Statements are an integral part of these statements

                                 AAR CORP. and Subsidiaries
                         Condensed Consolidated Statements of Income
               For the Three and Nine Months Ended February 28, 1999 and 1998
                                         (Unaudited)
                            (000s omitted except per share data)

                                                                      Three Months Ended            Nine Months Ended
                                                                        February 28,                   February 28,
                                                                -----------------------------     -------------------------
                                                                   1999             1998            1999           1998
                                                                -----------------------------     -------------------------
Net sales                                                        $227,699         $208,492         $672,395       $559,554
                                                                 --------         --------         --------       --------
Costs and operating expenses:
     Cost of sales                                                184,993          169,577          545,900        454,656
     Selling, general and administrative                           23,768           21,836           70,617         60,009
                                                                 --------         --------         --------       --------
                                                                  208,761          191,413          616,517        514,665
                                                                 --------         --------         --------       --------
Operating income                                                   18,938           17,079           55,878         44,889

Interest expense                                                   (4,591)          (4,045)         (13,464)        (9,861)
Interest income                                                       399              365              536            841
                                                                 --------         --------         --------       --------
Income before provision for income taxes                           14,746           13,399           42,950         35,869

Provision for income taxes                                          4,468            4,085           13,014         10,834
                                                                 --------         --------         --------       --------
Net income                                                       $ 10,278         $  9,314         $ 29,936       $ 25,035
                                                                 --------         --------         --------       --------

Earnings Per Share - Basic                                       $    .37         $    .34         $   1.08       $    .91
Earnings Per Share - Diluted                                     $    .37         $    .33         $   1.07       $    .89

Weighted average common shares
     outstanding - Basic                                           27,535           27,632           27,606         27,550
Weighted average common shares
     outstanding - Diluted                                         27,965           28,510           28,108         28,141

Dividends paid and declared per share
     of common stock                                             $   .085         $   .085         $   .255       $   .245

                 The accompanying Notes to Condensed Consolidated Financial
                    Statements are an integral part of these statements.

                                 AAR CORP. and Subsidiaries
                       Condensed Consolidated Statements of Cash Flows
                    For the Nine Months Ended February 28, 1999 and 1998
                                         (Unaudited)
                                       (000s omitted)

                                                                                              Nine Months Ended
                                                                                                   February 28
                                                                                      ----------------------------------
                                                                                          1999                   1998
                                                                                      -----------              ---------

    Net income                                                                          $ 29,936                $ 25,035
    Adjustments to reconcile net income to net cash
      provided from (used in) operating activities:
         Depreciation and amortization                                                    12,692                  11,021
         Change in certain assets and liabilities:
             Accounts receivable, net                                                      6,198                  (4,358)
             Inventories                                                                 (50,325)                (35,182)
              Equipment on or available for short-term lease                               8,230                  (5,221)
              Retirement benefit obligation, deferred taxes
                 and other                                                                 8,518                  (7,580)
             Accounts payable and other liabilities                                       13,740                     233
             Accrued liabilities and taxes on income                                      (5,203)                  5,889
                                                                                        --------                --------
   Net cash provided from (used in) operating activities                                  23,786                 (10,163)
                                                                                        --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment expenditures, net                                       (27,739)                (11,098)
   Acquisitions, less cash acquired                                                      (15,175)                (28,148)
   Proceeds from sale of business                                                         11,685                       -
   Investment in equipment on long-term lease and
      leveraged leases                                                                    23,489                  (8,749)
   Joint ventures and other                                                               (9,953)                (19,144)
                                                                                        --------                --------
   Net cash used in investing activities                                                 (17,693)                (67,139)
                                                                                         -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in borrowings                                                                     (144)                   (948)
   Proceeds from debt issuance, net of costs                                               2,250                  59,347
   Cash dividends                                                                         (7,048)                 (6,760)
   Purchases of treasury stock                                                            (6,419)                      -
   Proceeds from exercise of stock options and other                                         (68)                  3,899
                                                                                        --------                --------
   Net cash provided from (used in) financing activities                                 (11,429)                 55,538
                                                                                        --------                --------
Effect of exchange rate changes on cash                                                        -                     111
                                                                                        --------                --------
Decrease in cash and cash equivalents                                                     (5,336)                (21,653)
Cash and cash equivalents, beginning of period                                            17,222                  51,705
                                                                                        --------                --------
Cash and cash equivalents, end of period                                                $ 11,886                $ 30,052
                                                                                        --------                --------
                                                                                        --------                --------

                 The accompanying Notes to Condensed Consolidated Financial
                    Statements are an integral part of these statements.

                                 AAR CORP. and Subsidiaries
                  Condensed Consolidated Statements of Comprehensive Income
                    For the Nine Months Ended February 28, 1999 and 1998
                                       (000s omitted)


                                                                                              Nine Months Ended
                                                                                                   February 28
                                                                                      ----------------------------------
                                                                                          1999                   1998
                                                                                      -----------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                          $ 29,936                $ 25,035

    Other comprehensive income (expense):
       Foreign currency translation                                                        1,100                  (1,912)
                                                                                        --------                --------
    Total Comprehensive Income                                                          $ 31,036                $  23,123
                                                                                        --------                --------
                                                                                        --------                --------



                 The accompanying Notes to Condensed Consolidated Financial
                    Statements are an integral part of these statements.

                                 AAR CORP. and Subsidiaries
                    Notes to Condensed Consolidated Financial Statements
                                      February 28, 1999
                                       (000s omitted)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of AAR CORP. ("the Company") and its subsidiaries after elimination of intercompany accounts and transactions.

Turbine Engine Asset Management, L.L.C. (TEAM), a joint venture, was formed in the fiscal year ended May 31, 1998 to distribute certain engine parts to aviation customers worldwide. During the first quarter of fiscal year 1999, Aviation Inventory Management Co. L.L.C. (AIMCO), a joint venture, was formed. AIMCO offers customers an alternative to owning aircraft rotable spares. The Company's investments in the joint ventures are being accounted for under the equity method of accounting. During the second quarter of fiscal 1999, the Company divested substantially all of the assets and liabilities of its floor maintenance products manufacturing subsidiary. Proceeds of $11.7 million received from the sale of this business approximated the Company's net book value.

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

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 1999 and the condensed consolidated results of operations for the three and nine-month periods ended February 28, 1999 and 1998, and condensed consolidated statements of cash flows and comprehensive income for the nine month periods ended February 28, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE B - INVENTORY

The summary of inventories is as follows:

                                                                                        February 28,          May 31,
                                                                                           1999                 1998
                                                                                        ------------          -------
         Raw materials and parts                                                        $   53,980            $ 46,573
         Work-in-process                                                                    13,319              15,787
         Purchased aircraft, parts, engines and components held for sale                   208,991             166,140
         Finished goods                                                                          -               1,430
                                                                                        ----------            --------
                                                                                        $  276,290           $ 229,930
                                                                                        ----------            --------
                                                                                        ----------            --------

                                 AAR CORP. and Subsidiaries
                    Notes to Condensed Consolidated Financial Statements
                                February 28, 1999 (Continued)
                                       (000s omitted)

NOTE C - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                       Nine Months Ended
                                                          February 28,
                                                       -----------------
                                                       1999         1998
                                                       ----         ----
   Interest paid                                       $11,353      $6,178
   Income taxes paid                                     3,779       3,881
   Income tax refunds received                             600         232


NOTE D - COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three and nine-month periods ended February 28, 1999 and 1998.

                                                              Three Months Ended                    Nine Months Ended
                                                                  February 28                          February 28,
                                                              ------------------                    -----------------
                                                                1999       1998                      1999       1998
                                                              --------     -------                 --------    --------
BASIC EPS
    Net income                                                $ 10,278     $ 9,314                 $ 29,936    $ 25,035
    Common shares outstanding                                   27,535      27,632                   27,606      27,550
                                                              --------     -------                 --------    --------
    Earnings per share - Basic                                $    .37     $   .34                 $   1.08    $    .91
                                                              --------     -------                 --------    --------

DILUTED EPS
    Net  income                                               $ 10,278     $ 9,314                 $ 29,936    $ 25,035
    Common shares outstanding                                   27,535      27,632                   27,606      27,550
    Additional shares due to hypothetical
      exercise of  stock options                                   430         878                      502         591
                                                              --------     -------                 --------    --------
                                                                27,965      28,510                   28,108      28,141
                                                              --------     -------                 --------    --------
    Earnings per share - Diluted                              $    .37     $   .33                 $   1.07    $    .89
                                                              --------     -------                 --------    --------

          PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS



                                AAR CORP. AND SUBSIDIARIES
                                   RESULTS OF OPERATIONS

                            (000s omitted except percent data)

THREE AND NINE-MONTH PERIOD ENDED FEBRUARY 28, 1999
(as compared with the same period of the prior year)

The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated net sales for the Company's classes of similar products and services within this segment for the three and nine month periods ended February 28, 1999 and 1998.

                                                          Three Months Ended                Nine Months Ended
                                                               February 28,                    February 28,
                                                          ------------------                -----------------
                                                           1999        1998                  1999        1998
                                                           ----        ----                  ----        ----
Net Sales:
       Aircraft and Engines                              $111,117     $ 85,992               $299,457    $242,717
       Airframe and Accessories                            89,282       91,632                279,165     236,231
       Manufacturing                                       27,300       30,868                 93,773      80,606
                                                         --------     --------               --------    --------
                                                         $227,699     $208,492               $672,395    $559,554
                                                         --------     --------               --------    --------
                                                         --------     --------               --------    --------

THREE-MONTH PERIOD ENDED FEBRUARY 28, 1999
(as compared with the same period of the prior year)

Consolidated net sales for the third quarter of the Company's fiscal year ending May 31, 1999 (fiscal 1999) increased $19.2 million or 9.2% over the same period in the prior year. Aircraft and Engine sales increased $25.1 million or 29.2% over the prior year period principally due to increased sales in the Company's engine parts trading business. Airframe and accessories sales decreased $2.4 million or 2.6% reflecting lower airframe parts sales, partially offset by increased sales in certain of the Company's component overhaul services. Manufacturing sales decreased $3.6 million or 11.6% primarily due to the impact of the sale of the Company's floor maintenance products manufacturing subsidiary in November, 1998, partially offset by increased sales of products supporting the U.S. Government's rapid deployment program.

Consolidated gross profit increased $3.8 million or 9.7% over the prior year period reflecting higher consolidated net sales and a slight increase in the consolidated gross profit margin to 18.8% from 18.7%. Consolidated operating income increased $1.9 million or 10.9% and the consolidated operating income margin increased to 8.3% from 8.2% as a result of increased net sales and gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales; however, total expenses increased principally due to increased marketing support and information technology costs, which include Year 2000 compliance costs.

Consolidated net income increased $1.0 million or 10.4% over the prior year period due principally to the factors discussed above.

            PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS

                           (000s omitted except ratios)

NINE-MONTH PERIOD ENDED FEBRUARY 28, 1999
(as compared with the same period of the prior year)

Consolidated net sales for the nine-month period ended February 28, 1999 increased $112.8 million or 20.2% over the prior year period. Net sales increased across all three classes of products and services with the consolidated sales increase driven by increased demand in the Company's engine parts business; higher sales in the aircraft business; higher sales in the Company's aircraft maintenance and component repair businesses; higher sales in the Company's manufacturing businesses reflecting increased demand for cargo loading systems and products supporting the United States Government's rapid deployment programs, and higher sales reflecting the inclusion of recently acquired companies, partially offset by the impact of the sale of the Company's floor maintenance products manufacturing subsidiary in November, 1998.

Consolidated gross profit increased $21.6 million or 20.6% over the prior year period due to increased consolidated net sales and a slight increase in the consolidated gross profit margin to 18.8% from 18.7% in the prior year. Consolidated operating income increased $11.0 million or 24.5% over the prior year period, and the consolidated operating income margin increased to 8.3% from 8.0% as a result of increased net sales and gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales; however, total expenses increased principally due to the impact of companies acquired during fiscal 1998 and higher marketing support and information technology costs. Net interest expense was $3.9 million or 43.3% higher, primarily as a result of the December, 1997 sale of $60 million notes at 6.875%.

Consolidated net income increased $4.9 million or 19.6% principally as a result of the factors discussed above.

         PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION
                          (000s omitted except ratios)

AT FEBRUARY 28, 1999
(as compared with May 31, 1998)

At February 28, 1999, the Company's liquidity and capital resources included cash of $11.9 million and working capital of $338.2 million. At February 28, 1999, the Company's ratio of long-term debt to capitalization was 36.1%, down from 37.1% at May 31, 1998. The Company continues to maintain its available external sources of financing including $183.5 million of unused bank lines, a universal shelf registration on file with the Securities and Exchange Commission under which up to $200 million of common stock, preferred stock or medium - or long-term debt securities may be issued or sold subject to market conditions, and an accounts receivable securitization program where the Company may sell an interest in a defined pool of accounts receivable.

During the nine-month period ended February 28, 1999 the Company generated $23.8 million of cash from operations compared to using $10.2 million of cash in operations during the nine month period ended February 28, 1998. The increase in cash generated from operations was principally due to effective working capital management, which included the sale of $20.0 million of accounts receivable under the accounts receivable securitization program, and higher net income during the nine-month period ended February 28, 1999.

During the nine-month period ended February 28, 1999, the Company's investing activities used $17.7 million of cash, reflecting the cash received from the divestiture of the Company's floor maintenance products manufacturing subsidiary of $11.7 million and proceeds from the sale of equipment on long-term lease, offset by an increase in capital expenditures related to systems enhancements and facility expansions, as well as payments made for the Tempco acquisition, which was acquired in October 1998 for $6.0 million , and a final payment of $9.2 million for the acquisition of AVSCO, which was acquired in December 1997.

During the nine month period ended February 28, 1999, the Company's financing activities used $11.4 million of cash reflecting the payment of cash dividends and the purchase of $6.4 million of the Company's stock, partially offset from the proceeds of an industrial revenue bond of $2.3 million.

The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments, and pay dividends.* A summary of key financial conditions, ratios, and lines of credit follows:


          DESCRIPTION                                                     FEBRUARY 28,                MAY 31,
                                                                             1999                      1998
          -----------                                                     -----------                 -------
   Working capital                                                        $  338,249                 $ 319,252
   Current ratio                                                               3.1:1                     3.1:1
   Bank credit lines:
     Borrowings outstanding                                                       --                        --
     Available but unused lines                                              183,500                   190,970
   Total credit lines                                                     $  183,500                 $ 190,970
                                                                          ----------                 ---------
   Long-term debt less current maturities                                 $  181,018                 $ 177,509
                                                                          ----------                 ---------
   Ratio of long-term debt to capitalization                                   36.1%                     37.1%

------------------------------
* See "Forward Looking Statements" section of this item.

            PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION
                          (000s omitted except ratios)

AT FEBRUARY 28, 1999 (CONTINUED)

YEAR 2000

During fiscal 1997, the Company initiated a comprehensive information technology systems review which resulted in a formal plan to replace and enhance certain of the Company's business application systems to meet current operational requirements and provide for future expansion. These replacement systems are Year 2000 compliant and include new information technology systems in the Company's new parts distribution business, all of the Company's manufacturing businesses and three of the Company's overhaul businesses.

During the third quarter of fiscal 1999, the Company successfully completed the implementation of the replacement systems in all its manufacturing businesses. During March, 1999 the Company successfully completed the implementation of the replacement system in its new parts distribution business. The capital outlay associated with the successful implementation of the replacement systems in the manufacturing and new parts distribution businesses was $7,900, of which $6,800 was paid during the nine month period ended February 28, 1999.

The Company has expanded and modified its plans to replace the existing systems in its overhaul businesses to include, among other things, purchasing new hardware, upgrading the main existing operating system and converting the existing business application to ensure Year 2000 compliance. The Company believes that the cost of the new hardware, the cost to upgrade the existing operating system and ensure Year 2000 compliance for the overhaul businesses' current systems will be approximately $1,000.* Additional enhancements, which include the implementation of the new systems, may continue into the Year 2000, although the Company anticipates that the business applications supporting the three overhaul operations will be Year 2000 compliant by September 1999.* The Company is developing contingency plans for the three overhaul businesses should the enhancements necessary to bring the current business applications to Year 2000 compliance not be completed in a timely fashion.

In addition to the above, the Company has conducted an extensive Year 2000 compliance review of its internal systems which are not being replaced. Based on this study and program testing, the Company believes that the business applications supporting the Company's trading businesses and certain other overhaul businesses are Year 2000 compliant.* In addition, the Company believes that its existing major financial applications are Year 2000 compliant, although the Company is in the process of upgrading its major financial applications to the most recent version.*

In addition to the cost of the business application systems being implemented or enhanced to meet operational requirements, the Company expects to incur other Year 2000 compliance costs unrelated to the replacement systems referenced above. The Company has numerous local-area networks, wide-area networks, servers, voice mail systems and other technical support systems (the "sub-systems"). The Company has completed an inventory of the sub-systems, as well as the compliance status of the sub-systems and believes that approximately 90% of the sub-systems are Year 2000 compliant. The Company expects the remaining 10% of the sub-systems which are not Year 2000 compliant will be compliant by June 30, 1999 at a cost of less than $500.*

-------------------------------

* See "Forward Looking Statements" section of this item.

         PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                           AAR CORP. AND SUBSIDIARIES
                         FINANCIAL CONDITION (CONTINUED)
                          (000s omitted except ratios)

AT FEBRUARY 28, 1999 (CONTINUED)

YEAR 2000 (CONTINUED)

As part of its continuing review, the Company has communicated with its material vendors, customers and suppliers regarding their Year 2000 compliance. While the Company is aggressively addressing the Year 2000 issue internally, the compliance status of third parties with which the Company has material relationships is presently unknown and the failure of third parties to be compliant could potentially have an adverse effect on the Company's operations.* The Company believes that the Year 2000 compliance failure of a significant third party supplier or customer is the most reasonably likely worst case scenario for a Year 2000 failure.* As compliance risks become known for significant third parties, contingency plans will be developed accordingly.

FORWARD-LOOKING STATEMENTS

Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and are identified by an asterisk(*). These forward-looking statements are based on beliefs of Company management as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: implementation of Year 2000 compliant information technology systems and system enhancements, integration of acquisitions, marketplace competition, unidentified Year 2000 problems, failure of a third party supplier, service provider or customer to be Year 2000 compliant, economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

-------------------------------

* See "Forward Looking Statements" section of this item.

PART II - OTHER INFORMATION

                                 AAR CORP. and Subsidiaries
                                      February 28, 1999

Item 6.        Exhibits and Reports on Form 8-K
(a)  EXHIBITS

ITEM

27.      Financial           27.1  Financial Data Schedule for the Registrant's
         Data Schedule             nine-month interim period ended
                                   February 28, 1999

(b)  REPORTS ON FORM 8-K FOR QUARTER ENDED FEBRUARY 28, 1999:
     The Company filed no reports on Form 8-K during the three months ended February 28, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AAR CORP.
                                             ---------
                                             (Registrant)

Date: April 14, 1999                         /s/ Timothy  J. Romenesko
                                             -------------------------
                                             Timothy J. Romenesko
                                             Vice President and Chief Financial
                                             Officer

                                            (Principal accounting officer and
                                             officer duly authorized to sign
                                             on behalf of registrant)