Form 10-K405
period 1999-05-31
AAR CORP
filed 1999-08-18
CIK 1750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 1999             COMMISSION FILE NUMBER 1-6263

                                    AAR CORP.
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                           36-2334820
(State or Other Jurisdiction of                            (I. R. S. Employer
 Incorporation or Organization)                            Identification No.)

ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS             60191
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

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes/X/  No/ /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      At July 31, 1999, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $531,655,581. The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

      On July 31, 1999, there were 27,401,304 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

      The definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders, to be held October 13,1999, is incorporated by reference in
Part III to the extent described therein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
         PART I
            Item 1.     Business..........................................................................     2

            Item 2.     Properties........................................................................     4

            Item 3.     Legal Proceedings.................................................................     4

            Item 4.     Submission of Matters to a Vote of Security Holders...............................     5
                        Executive Officers of the Registrant..............................................     5

         PART II
            Item 5.     Market for the Registrant's Common Equity and Related Stockholder
                           Matters........................................................................     6

            Item 6.     Selected Financial Data...........................................................     7

            Item 7.     Management's Discussion and Analysis of Financial Condition and
                           Results of Operations..........................................................     8

             Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........................    14

            Item 8.     Financial Statements and Supplementary Data.......................................    15

            Item 9.     Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure...........................................................    39

         PART III
            Item 10.    Directors and Executive Officers of the Registrant................................    40

            Item 11.    Executive Compensation............................................................    40

            Item 12.    Security Ownership of Certain Beneficial Owners and Management....................    40

            Item 13.    Certain Relationships and Related Transactions....................................    40

         PART IV
            Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K.................    41

         SIGNATURES.......................................................................................    42

                                       1

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

      The Company reports its activities in one business segment: Aviation Services. Three classes of similar products and services are included within this segment: (i) Aircraft and Engines, (ii) Airframe and Accessories and
(iii) Manufacturing.

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

      The Company's Airframe and Accessories overhaul and repair capabilities include most commercial aircraft landing gear, a wide variety of avionics, instruments, electrical, electronic, fuel, hydraulic and pneumatic components and a broad range of internal airframe components. AAR also operates an aircraft maintenance facility providing maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, military, regional, business and general aviation aircraft. During fiscal 1999, the Company purchased the assets of Tempco Hydraulics, Inc., a regional aircraft landing gear repair and overhaul business. AAR's overhaul and repair of parts and components also support the sale, lease and inventory management activities of the Company. AAR has eight FAA-licensed repair stations in the U.S. and two in Europe to perform airframe/component overhaul services.

      The Company's Manufacturing activities include (i) the design, manufacture and installation of in-plane cargo loading and handling systems for commercial and military aircraft and helicopters, (ii) the design and manufacture of advanced composite materials for commercial, business and military aircraft, (iii) the manufacture and repair of a wide array of containers, pallets and shelters in support of military and humanitarian rapid deployment activities, (iv) the design and manufacture of a line of specialized protective transport cases that are used to transport sensitive and calibrated tools and instruments, and a variety of vacuum storage containers that protect machinery and equipment during long-term storage. During fiscal 1999, the Company divested substantially all of its assets and related liabilities of its floor maintenance products manufacturing subsidiary.

      The Company furnishes aviation products and services primarily through its own employees. The principal customers for the Company's products and services are domestic and foreign commercial airlines, regional/commuter airlines, business aircraft operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies. Sales of aviation products and services to commercial airlines are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft.

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

      At May 31, 1999, backlog believed to be firm was approximately $83,600 compared to $107,400 at May 31, 1998. An additional $8,100 of unfunded government options on awarded contracts also existed at May 31, 1999. It is expected that approximately $82,100 of the May 31, 1999 backlog will be shipped in fiscal 2000.

         Sales to the U.S. Government, its agencies and its contractors were approximately $98,954 (10.8 % of total net sales), $83,114 (10.6% of total net sales) and $82,125 (13.9% of total net sales) in fiscal years 1999, 1998 and 1997, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of the Company's government contracts are for aviation products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high-technology military requirements, these products and services are less likely to be affected by reductions in defense spending. The Company's contracts with the U.S. Government and its agencies are typically firm agreements to provide aviation products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government agency. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

      At May 31, 1999, the Company employed approximately 2,900 persons worldwide.

      For additional information concerning the Company's business segment activities, including classes of similar products and services, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." For information concerning export sales, see "Business Segment Information" in Note 11 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

      The Company's principal aircraft and engine sales and leasing activities as well as engine and airframe components and aftermarket parts distribution activities are conducted from one building, which is owned by the Company, in Wood Dale, Illinois. In addition to warehouse space, the facility includes executive and sales offices. The Company also owns and operates one building in Elk Grove Village, Illinois for the purpose of the distribution of new aviation parts. Warehouse facilities are leased in Windsor Locks, Connecticut; Hamburg and Hannover, Germany; Nantgarw, Wales; and Brussels, Belgium for the purpose of aviation parts distribution.

      Aviation overhaul facilities are located in The Netherlands near Schiphol International Airport in a building owned by the Company; Garden City, New York in a building owned by the Company; Frankfort, New York (subject to an industrial revenue bond to the Company until 2001, at which time the Company expects to purchase the facility for nominal consideration); Windsor, Connecticut in a building owned by the Company; Miami, Florida in leased facilities; London, England in leased facilities, and Oklahoma City, Oklahoma in facilities leased from airport authorities. The Company's experience indicates that lease renewal is available on reasonable terms consistent with its business needs.

      The Company's principal manufacturing activities are conducted at owned facilities in Clearwater, Florida (subject to an industrial revenue bond); Port Jervis, New York; and Cadillac and Livonia, Michigan.

      The Company believes that its owned and lease facilities are suitable and adequate for its existing business.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material, pending legal proceedings (including any governmental or environmental proceedings) other than routine litigation incidental to its existing business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL INFORMATION:

EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning each executive officer of the Company is set forth below:

NAME                      AGE    PRESENT POSITION WITH THE COMPANY
----                      ---    ---------------------------------
David P. Storch            46    President and Chief Executive Officer; Director
Ira A. Eichner             68    Chairman of the Board; Director
Philip C. Slapke           46    Executive Vice President
Howard A. Pulsifer         56    Vice President; General Counsel; Secretary
Timothy J. Romenesko       42    Vice President and Chief Financial Officer

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

      MR. EICHNER, the founder of the Company, has been Chairman of the Board of the Company since 1973, and an executive officer and director since it was founded in 1955. Mr. Eichner retired as an executive officer and active employee of the Company on May 31, 1999, and is continuing as a director and nonexecutive Chairman of the Board of the Company. Mr. Eichner was the Company's Chief Executive Officer from 1955 until 1996. Mr. Eichner is Mr. Storch's father-in-law.

      At the July 1999 Board Meeting, the Board of Directors acknowledged the extraordinary contributions to AAR of Ira A. Eichner as he relinquished his role as an executive officer. As founder of the Company, Mr. Eichner's vision, foresight and leadership has resulted in growing AAR into a billion dollar New York Stock Exchange public company, recognized as the pre-eminent product and services provider in the aviation industry. His energetic dedication to the Company's success and to ensuring shareholder value has been unparalleled for more than 48 years. He brought diversity to the Company's capabilities and customer base through a series of strategic acquisitions, creating balance and synergies between its trading, overhaul and manufacturing businesses. He also set a standard of integrity, instilling it into the Company's culture for all employees to emulate.

      In addition to leading AAR through good times and more difficult periods, achieving profitability every year since the Company's inception, Mr. Eichner emphasized the importance to the Company's future of prudent fiscal management and a strong balance sheet. He built an outstanding management team, paying special attention to successful management planning in order to provide for the Company's ongoing growth. The Board of Directors feel most fortunate that, as a continuing director and nonexecutive Chairman of the Board, Ira Eichner will give his guidance and counsel to the Company's management, sharing his wealth of experience.

      MR. SLAPKE was elected Executive Vice President of the Company in 1999. From 1994 to 1999, he was a Vice President of the Company. He is also President of a major subsidiary, a position he has held since 1989, and has been with the Company in various positions since 1981.

      MR. PULSIFER joined the Company as General Counsel in 1987 and has been a Vice President since 1989 and Secretary since 1990. He was previously with United Airlines, Inc. for 14 years, most recently as Senior Counsel.

      MR. ROMENESKO has been a Vice President and Chief Financial Officer since 1994. Previously he served as Controller of the Company from 1991 to 1995 and in various other positions since joining the Company in 1981.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, PERCENTAGE DATA AND NUMBER OF STOCKHOLDERS)

      The Company's Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On June 30, 1999, there were approximately 11,000 holders of the Common Stock of the Company, including participants in security position listings.

      Certain of the Company's debt agreements contain provisions restricting the payment of dividends or repurchase of its shares. See Note 2 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, the Company may not pay dividends (other than stock dividends) or acquire its capital stock if, after giving effect to the aggregate amounts paid on or after June 1, 1996, such amounts exceed the sum of $25,000 plus 50% of Consolidated Net Income of the Company after June 1, 1996. At May 31, 1999, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares totaled approximately $18,482. At June 1, 1999, unrestricted consolidated retained earnings increased to $39,318, due to inclusion of 50% of Consolidated Net Income of the Company for fiscal 1999.

      The table below sets forth for each quarter of the fiscal year indicated the reported high and low market prices of the Company's Common Stock on the New York Stock Exchange and the quarterly dividends declared.

                                                 FISCAL 1999                                  FISCAL 1998
                                    --------------------------------------       -------------------------------------
    Per Common Share:                  Market Prices             Quarterly           Market Prices         Quarterly
    -----------------------------   ---------------------                        ----------------------
             QUARTER                  HIGH        LOW            DIVIDENDS          HIGH         LOW         DIVIDENDS
             -------                  ----        ---            ---------          ----         ---        ---------
  First.........................    29 15/16     22 1/8            $.085           25 5/8       20 1/2        $.080
  Second........................    25 3/8       17 3/4             .085           26 1/4       21 13/16       .080
  Third.........................    25 3/8       15                 .085           32 7/16      24 11/16       .085
  Fourth........................    21 9/16      15 3/8             .085           30 3/8       25 7/8         .085
                                                                   -----                                      -----
                                                                   $.340                                      $.330
                                                                   -----                                      -----
                                                                   -----                                      -----

ITEM 6.  SELECTED FINANCIAL DATA
         (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

                                                                             For the Year Ended May 31,
                                                      -----------------------------------------------------------------------
                                                         1999           1998           1997           1996           1995
                                                      -----------    -----------    -----------    -----------    -----------
  RESULTS OF OPERATIONS
   Net sales.....................................      $918,036       $782,123       $589,328       $504,990       $451,395
   Gross profit..................................       173,259        148,406        108,541         90,765         77,871
   Operating income..............................        77,381         64,716         42,890         32,442         24,438
   Interest expense..............................        18,567         14,494         10,786         10,616         10,900
   Income before provision
       for income taxes..........................        59,786         51,157         32,975         22,782         14,713
   Net income....................................        41,671         35,657         23,025         16,012         10,463
                                                       --------       --------       --------       --------       --------
                                                       --------       --------       --------       --------       --------

   Share data:(1)
     Earnings per share - basic..................      $   1.51       $   1.29       $    .92       $    .67       $    .44
     Earnings per share - diluted................      $   1.49       $   1.27       $    .91       $    .66       $    .44
     Cash dividends per share....................      $    .34       $    .33       $    .32       $    .32       $    .32
     Average common shares
          outstanding - basic....................        27,549         27,588         25,026(3)      23,967         23,898

     Average common shares
          outstanding - diluted..................        28,006         28,174         25,399(3)      24,248         23,966


  FINANCIAL POSITION
   Working capital...............................      $334,600       $319,252(2)    $314,119(3)    $258,627       $248,492
   Total assets..................................       726,630        670,559        529,584(3)     437,846        425,814
   Short-term debt...............................           420            237(2)       1,474          1,474          1,632
   Long-term debt................................       180,939        177,509(2)     116,818        118,292        119,766
   Total debt....................................       181,359        177,746(2)     118,292        119,766        121,398
   Stockholders' equity..........................       326,035        300,850        269,259(3)     204,635        197,119


   Number of shares outstanding at
     end of year(1)..............................        27,381         27,717         27,306(3)      23,997         23,942


   Book value per share of common
       stock(1)..................................      $  11.91       $  10.85       $   9.86       $   8.53       $   8.23


-----------------

Notes:

(1) All share and per share information reflects the three-for-two stock split on February 23, 1998.

(2) In December 1997, the Company sold $60,000 of unsecured 6.875% Notes due December 15, 2007.

(3) In February 1997, the Company sold three million shares of its common stock for $50,075, net of expenses.

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

                                                             FOR THE YEAR ENDED MAY 31,
                                                       -------------------------------------
                                                          1999         1998         1997
                                                       -----------  -----------  -----------
Net Sales:
   Aircraft and Engines..........................       $416,196     $339,299     $263,074
   Airframe and Accessories......................        376,259      333,283      221,433
   Manufacturing.................................        125,581      109,541      104,821
                                                        --------     --------     --------
                                                        $918,036     $782,123     $589,328
                                                        --------     --------     --------
                                                        --------     --------     --------

THREE-YEAR NET SALES SUMMARY

      Over the last three fiscal years, consolidated net sales increased as the Company successfully pursued opportunities in the aviation/aerospace market. The Company has broadened the range of products sold, created and maintained long-term strategic supply relationships with customers, and established industry-leading capabilities in inventory asset management programs. The Company has developed a customized portfolio of value-added products and services, such as Internet-based electronic commerce tools, to take advantage of changing market dynamics. Net sales growth during the three-year period also benefited from acquisitions of new-parts distribution and aircraft composites manufacturing businesses, as well as an overall growth in customer base. These factors, coupled with a sustained period of economic growth and profitability in the worldwide aviation/aerospace market, resulted in a net sales increase in all three of the Company's classes of similar products and services over the last three fiscal years.

      The Company believes that its established global market position, its ability to respond to changes in the industry, including technological changes, and its diverse customer base, position the Company to take advantage of future opportunities in the aviation/aerospace market.*







* THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE IDENTIFIED WITH AN ASTERISK (*). PLEASE SEE COMMENTS ON FORWARD-LOOKING STATEMENT RISK FACTORS IN THE "FORWARD-LOOKING STATEMENTS" SECTION ON PAGE 12 .

FISCAL 1999 COMPARED WITH FISCAL 1998

      Consolidated net sales for fiscal 1999 increased 17.4% to $918.0 million from $782.1 million in fiscal 1998. This increase was attributable to continued strong demand for the Company's broad range of products and services and, among other things, full-year sales from businesses acquired in fiscal 1998. Aircraft and Engines sales increased $76,897 or 22.7% resulting from higher sales of engine parts, driven primarily from strength in inventory management programs, and increased aircraft sales and leasing revenues. These increases were partially offset by the impact of certain engine parts sales which were recorded by Turbine Engine Asset Management L.L.C. (an unconsolidated joint venture company) during fiscal 1999, but were recorded by Aircraft and Engines during the first half of fiscal 1998. Airframe and Accessories sales increased $42,976 or 12.9%, driven primarily by the impact of full-year sales from the new-parts distribution companies acquired during fiscal 1998, as well as increased demand for aircraft maintenance and landing gear overhaul repair capabilities. Manufacturing sales increased $16,040 or 14.6% due to increased sales of products supporting the U.S.Government's rapid deployment program, the inclusion of full-year sales from AAR Composites (acquired in fiscal 1998) and higher sales of cargo handling systems. These gains were partially offset by the unfavorable impact of the divestiture of the Company's floor maintenance products manufacturing subsidiary in November 1998.

      Consolidated gross profit increased $24,853 or 16.7% due to increased consolidated net sales. The fiscal 1999 consolidated gross profit margin of 18.9% is slightly less than the consolidated gross profit margin of 19.0% of the prior year. Consolidated operating income increased $12,665 or 19.6% over the prior year on the strength of increased sales, partially offset by increased selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales; however, total expenses increased due to the impact from companies acquired during fiscal 1998, as well as increased marketing support and information technology costs, which include Year 2000 compliance costs. Interest expense increased $4,073 or 28.1% over the prior year primarily due to the full-year effect of the $60 million of unsecured 6.875% Notes issued in December 1997.

     Consolidated net income increased $6,014 or 16.9% over the prior year as a result of the above-noted factors.

FISCAL 1998 COMPARED WITH FISCAL 1997

      Consolidated net sales increased $192,795 or 32.7% over the prior fiscal year, reflecting strong demand for the Company's broad range of products and services and the effect of acquisitions during fiscal 1998. Acquisitions, net of prior year dispositions, contributed $77,234 to the sales increase over the prior year. Aircraft and Engines sales increased $76,225 or 29.0%, resulting from higher sales in its engine and engine parts businesses, as well as increased aircraft sales. Airframe and Accessories sales increased $111,850 or 50.5%, driven primarily by sales from the new-parts distribution companies, which were acquired in fiscal 1998, and increased demand for the Company's aircraft maintenance and aircraft component overhaul and repair capabilities. Sales in Manufacturing increased $4,720 or 4.5%, reflecting increased cargo loading and handling system sales and the inclusion of sales from ATR (AAR Composites), which was acquired in October 1997, partially offset by lower sales from products supporting the U.S. Government's rapid deployment program.

      Consolidated gross profit increased $39,865 or 36.7%, due to increased consolidated net sales and an increase in the consolidated gross profit margin to 19.0% from 18.4% in the prior year. The increase in the consolidated gross profit margin during fiscal 1998 reflected the favorable mix of inventories sold and improved margins in certain manufactured products.

      Consolidated operating income increased $21,826 or 50.9% over the prior fiscal year as a result of the increase in net sales and the higher gross profit margin, partially offset by increased selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales; however, total expenses increased principally due to the inclusion of recently acquired companies and increased personnel costs. Interest expense increased $3,708 or 34.4% over the prior year, principally due to the impact of the Company's sale of $60 million of unsecured 6.875% Notes in December 1997.

      Consolidated net income increased $12,632 or 54.9% over the prior year as a result of the factors previously discussed.

FISCAL 1997 COMPARED WITH FISCAL 1996

      The Company's operating results showed improvement over the prior fiscal year as it experienced higher demand for its products and services in a strong aviation/aerospace market. Consolidated net sales increased $84,338 or 16.7% over the prior fiscal year reflecting higher sales in the Company's Aircraft and Engines and Airframe and Accessories activities. Consolidated operating income increased $10,448 or 32.2% over the prior year due to increased consolidated net sales and a higher consolidated gross profit margin, partially offset by higher selling, general and administrative costs. Net income increased $7,013 or 43.8%, due to increased consolidated net sales and gross profit margin.

      Aircraft and Engines sales increased $80,845 or 44.4% over the prior year due to growth in sales of engine parts and engine and aircraft sales and leasing products. Increased volume through the Company's long-term inventory management programs contributed to the sales increase in engine parts. Airframe and Accessories sales increased $18,550 or 9.1%, reflecting increased demand for certain aircraft and aircraft component repair and maintenance services and higher airframe parts sales. Sales in Manufacturing declined $15,057 or 12.6%, resulting from lower demand for products supporting the U.S. Government's rapid deployment program.

      Consolidated gross profit increased $17,776 or 19.6%, due to increased consolidated net sales and an increase in the consolidated gross profit margin to 18.4% from 18.0% in the prior year. The increase in the consolidated gross profit margin during fiscal 1997 was attributable to the favorable mix of products and services sold through Aircraft and Engines and Airframe and Accessories activities, partially offset by lower margins on certain manufactured products due to lower sales volume.

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

LIQUIDITY AND CAPITAL RESOURCES


      At May 31, 1999, the Company's liquidity and capital resources included cash and cash equivalents of $8,250 and working capital of $334,600. At May 31, 1999, the Company's long-term debt-to-capitalization ratio was 35.7%, compared to 37.1% at May 31, 1998. The Company continues to maintain its external sources of financing with $178,800 of unused available bank lines and a shelf registration statement on file with the Securities and Exchange Commission under which up to $200 million of common stock, preferred stock or medium- or long-term debt securities may be issued or sold subject to market conditions.

      During fiscal 1999, the Company generated $28,525 of cash from operations compared to $22,823 and $9,531 during fiscal 1998 and 1997, respectively. This was principally attributable to increased net income and improved working capital management.

      During fiscal 1999, the Company's investing activities used $22,893 of cash primarily composed of $36,131 of property, plant and equipment expenditures reflecting the Company's continued investment in new information technology systems and facility expansions; a $6,000 payment made for the Tempco acquisition, which was acquired in October 1998; and a final payment of $9,175 for the acquisition of AVSCO, which was acquired in December 1997, offset by proceeds from the sale of equipment on long-term lease and cash received from the divestiture of the Company's floor maintenance products manufacturing subsidiary of $11,685.

      During fiscal 1999, the Company's financing activities used $14,602 of cash, reflecting primarily the payment of cash dividends of $9,375 and the purchase of $7,558 of the Company's stock, offset by proceeds of an industrial revenue bond of $2,300.

      The Company believes that its cash and cash equivalents and available sources of capital will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.*

      A summary of key indicators of financial condition and lines of credit follows:

                                                                         MAY 31,
                                                                 ------------------------
                                    DESCRIPTION                     1999          1998
                                    -----------                  ----------    ----------
  Working capital...............................................  $334,600      $319,252
  Current ratio.................................................     2.9:1         3.1:1
  Bank credit lines:
     Borrowings outstanding.....................................  $     --      $     --
     Available but unused lines.................................   178,800       190,970
                                                                  --------      --------

  Total credit lines............................................  $178,800      $190,970
                                                                  --------      --------
                                                                  --------      --------

  Long-term debt, less current maturities.......................  $180,939      $177,509
  Ratio of long-term debt to capitalization.....................      35.7%         37.1%


YEAR 2000

      During fiscal 1997, the Company initiated a comprehensive information technology systems review which resulted in a formal plan to replace and enhance certain of the Company's business application systems to meet current operational requirements and provide for future expansion. These replacement systems are Year 2000 compliant and include new information technology systems in the Company's new-parts distribution business, all of the Company's manufacturing facilities and three of the Company's overhaul facilities.

      During the third quarter of fiscal 1999, the Company successfully completed the implementation of the replacement systems at its manufacturing facilities. During March 1999, the Company successfully completed the implementation of the replacement system in its new-parts distribution business. The capital outlay associated with the successful implementation of the replacement systems in the manufacturing and new-parts distribution businesses was $8,700, of which $7,600 was paid during the twelve-month period ended May 31, 1999.

      The Company has expanded and modified its plans to replace the existing systems at its overhaul facilities to include, among other things, purchasing new hardware, upgrading the main existing operating system and converting the existing business application to ensure Year 2000 compliance. The Company believes that the cost of the new hardware and the cost to upgrade the existing operating system to provide for Year 2000 compliance for the overhaul businesses' current systems will be approximately $1,000.* Additional enhancements, which include the implementation of the new systems, may continue into the Year 2000, although the Company anticipates that the business applications supporting the three overhaul facilities will be Year 2000 compliant by October 1999.*

      In addition to the above, the Company has conducted an extensive Year 2000 compliance review of its internal systems which are not being replaced. Based on this study and program testing, the Company believes that the business applications supporting the Company's trading businesses and certain other overhaul businesses are Year 2000 compliant.* In addition, the Company believes that its existing major financial applications are Year 2000 compliant, although the Company is in the process of upgrading its major financial applications to the most recent version.*

      In addition to the cost of the business application systems being implemented or enhanced to meet operational requirements, the Company expects to incur other Year 2000 compliance costs unrelated to the replacement systems referenced above. The Company has numerous local-area networks, wide-area networks, servers, voice mail systems and other technical support systems (the "sub-systems"). The Company has completed an inventory of the sub-systems, as well as the compliance status of the sub-systems, and believes that approximately 95% of the sub-systems are Year 2000 compliant.* The Company expects the remaining sub-systems will be Year 2000 compliant by September 30, 1999 at a cost of less than $100.*

-----------------

* See "Forward Looking Statements" section of this item.

      As part of its continuing review, the Company has communicated with its material vendors, customers and suppliers regarding their Year 2000 compliance. While the Company is aggressively addressing the Year 2000 issue internally, the compliance status of third parties with which the Company has material relationships is presently unknown and the failure of third parties to be compliant could potentially have an adverse effect on the Company's operations.* The Company believes that the Year 2000 compliance failure of a significant third-party supplier or customer is the most reasonably likely worst case scenario for a Year 2000 failure.* As compliance risks become known for significant third parties, contingency plans will be developed accordingly.

FORWARD-LOOKING STATEMENTS

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and are identified by an asterisk(*). These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: integration of acquisitions; marketplace competition; implementation of Year 2000 compliant information technology systems and system enhancements; unidentified Year 2000 problems; failure of a third-party supplier, service provider or customer to be Year 2000 compliant; economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk is limited to fluctuating interest rates under its unsecured bank credit agreements, and foreign exchange rates. During fiscal 1999 and 1998, the Company did not utilize derivative financial instruments to offset these risks.

      At May 31, 1999, $65,300 was available under credit lines with domestic banks, $110,000 was available under revolving credit and term loan agreements with domestic banks, and $3,500 was available under credit agreements with foreign banks (credit facilities). Interest on amounts borrowed under the credit facilities is based on an overnight bid rate. While the Company utilized these credit facilities during fiscal 1999, as of May 31, 1999, there was no outstanding balance. A hypothetical 10 percent increase to the average interest rate under the credit facilities would not have had a material impact on the results of operations for the Company during fiscal 1999.

      Revenues and expenses of the Company's foreign operations in The Netherlands are translated at average exchange rates during the year and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). A hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have a material impact on the financial position or results of operations of the Company.

-----------------

* See "Forward Looking Statements" section of this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
  OF AAR CORP.:

      We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1999 in conformity with generally accepted accounting principles.


                                    KPMG LLP



Chicago, Illinois
June 23, 1999

                           AAR CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                FOR THE YEAR ENDED MAY 31,
                                                                         ----------------------------------------
                                                                            1999           1998           1997
                                                                         ----------     ----------     ----------
                                                                           (000S OMITTED EXCEPT PER SHARE DATA)
Net sales............................................................     $918,036       $782,123       $589,328
                                                                          --------       --------       --------

Costs and operating expenses:
      Cost of sales..................................................      744,777        633,717        480,787
      Selling, general and administrative............................       95,878         83,690         65,651
                                                                          --------       --------       --------
                                                                           840,655        717,407        546,438
                                                                          --------       --------       --------

Operating income.....................................................       77,381         64,716         42,890
Interest expense.....................................................      (18,567)       (14,494)       (10,786)
Interest income......................................................          972            935            871
                                                                          --------       --------       --------

Income before provision for income taxes.............................       59,786         51,157         32,975
Provision for income taxes...........................................       18,115         15,500          9,950
                                                                          --------       --------       --------

Net income...........................................................     $ 41,671       $ 35,657       $ 23,025
                                                                          --------       --------       --------
                                                                          --------       --------       --------

Earnings per share of common stock - basic...........................     $   1.51       $   1.29       $    .92
                                                                          --------       --------       --------
                                                                          --------       --------       --------
Earnings per share of common stock - diluted.........................     $   1.49       $   1.27       $    .91
                                                                          --------       --------       --------
                                                                          --------       --------       --------


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                                         MAY 31,
                                                                                              ----------------------------
                                                                                                 1999              1998
                                                                                              ----------        ----------
                                                                                                     (000S OMITTED)
Current assets:
   Cash and cash equivalents.................................................................. $  8,250          $ 17,222
   Accounts receivable........................................................................  164,302           163,359
   Inventories................................................................................  270,654           229,930
   Equipment on or available for short-term leases............................................   33,845            33,495
   Deferred tax assets, deposits and other....................................................   31,135            24,394
                                                                                               --------          --------
Total current assets..........................................................................  508,186           468,400
                                                                                               --------          --------

Property, plant and equipment, at cost:
   Land.......................................................................................    6,331             6,181
   Buildings and improvements.................................................................   66,123            57,388
   Equipment, furniture and fixtures..........................................................  111,718            92,142
                                                                                               --------          --------
                                                                                                184,172           155,711
Accumulated depreciation......................................................................  (80,160)          (72,806)
                                                                                               --------          --------
                                                                                                104,012            82,905
                                                                                               --------          --------
Other assets:
   Investment in leveraged leases.............................................................   34,053            36,533
   Equipment on long-term leases..............................................................       --            24,611
   Cost in excess of underlying net assets of acquired companies, net.........................   40,093            26,565
   Other......................................................................................   40,286            31,545
                                                                                               --------          --------
                                                                                                114,432           119,254
                                                                                               --------          --------
                                                                                               $726,630          $670,559
                                                                                               --------          --------
                                                                                               --------          --------



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                         MAY 31,
                                                                                              ----------------------------
                                                                                                 1999              1998
                                                                                              ----------        ----------
                                                                                                     (000S OMITTED)
Current liabilities:
   Current maturities of long-term debt.................................................       $    420          $    237
   Accounts and trade notes payable.....................................................        129,703           112,980
   Accrued liabilities..................................................................         36,803            29,614
   Accrued taxes on income..............................................................          6,660             6,317
                                                                                               --------          --------
Total current liabilities...............................................................        173,586           149,148
                                                                                               --------          --------

Long-term debt, less current maturities.................................................        180,939           177,509
Deferred tax liabilities................................................................         44,870            36,850
Other liabilities.......................................................................             --             1,699
Retirement benefit obligation ..........................................................          1,200             4,503
                                                                                               --------          --------
                                                                                                227,009           220,561
                                                                                               --------          --------

Stockholders' equity:
   Preferred stock, $1.00 par value, authorized 250 shares; none issued
   Common stock, $1.00 par value, authorized 80,000 shares; issued
      28,998 and 28,832, respectively.................................................. .        28,998            28,832
   Capital surplus......................................................................        144,095           140,898
   Retained earnings....................................................................        184,529           152,233
   Treasury stock, 1,617 and 1,128 shares at cost, respectively.........................        (25,463)          (16,470)
   Accumulated other comprehensive income (loss) -
      cumulative translation adjustments.................................................        (6,124)           (4,643)
                                                                                               --------          --------

                                                                                                326,035           300,850
                                                                                               --------          --------
                                                                                               $726,630          $670,559
                                                                                               --------          --------
                                                                                               --------          --------

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED MAY 31, 1999

                                                                                                         ACCUMULATED
                                              COMMON STOCK      TREASURY STOCK                              OTHER
                                            ----------------    ---------------      CAPITAL   RETAINED COMPREHENSIVE COMPREHENSIVE
                                            SHARES    AMOUNT    SHARES   AMOUNT      SURPLUS   EARNINGS INCOME (LOSS) INCOME (LOSS)
                                            ------    ------    ------   ------      -------   -------- ------------- -------------
                                                                                (000S OMITTED)
Balance, May 31, 1996 .....................  16,404   $16,404      406   $ (5,285)   $ 83,975   $110,645   $(1,104)
 Net income ...............................      --        --       --         --          --     23,025        --    $23,025
 Cash dividends ...........................      --        --       --         --          --     (7,976)       --         --
 Issuance of common stock .................   2,000     2,000       --         --      48,075         --        --         --
 Treasury stock ...........................      --        --      322     (8,080)         --         --        --         --
 Exercise of stock options and
   stock awards ...........................     528       528       --         --       8,966         --        --         --
 Adjustment for net translation loss ......                                                                 (1,914)    (1,914)
                                                                                                                      -------
 Comprehensive income for fiscal 1997  ....      --        --       --         --          --         --        --    $21,111
                                             ------   -------    -----   --------    --------   --------   -------    -------


Balance, May 31, 1997 .....................  18,932   $18,932      728   $(13,365)   $141,016   $125,694   $(3,018)        --
 Net income ...............................      --        --       --         --          --     35,657        --    $35,657
 Cash dividends ...........................      --        --       --         --          --     (9,118)       --         --
 Issuance of common stock .................      --        --      (93)     1,699       1,158         --
 Treasury stock ...........................      --        --      126     (4,804)         --         --        --         --
 Three-for-two stock split ................   9,589     9,589      367         --      (9,589)
 Exercise of stock options and
   stock awards ...........................     311       311       --         --       8,313
 Adjustment for net translation loss ......      --        --       --         --          --         --    (1,625)    (1,625)
                                                                                                                      -------
 Comprehensive income for fiscal 1998 .....                                                                           $34,032
                                             ------   -------    -----   --------    --------   --------   -------    -------

Balance, May 31, 1998 .....................  28,832   $28,832    1,128   $(16,470)   $140,898   $152,233   $(4,643)
 Net income ...............................      --        --       --         --          --     41,671        --    $41,671
 Cash dividends ...........................      --        --       --         --          --     (9,375)       --         --
 Treasury stock ...........................      --        --      489     (8,993)         --         --        --         --
 Exercise of stock options and
   stock awards ...........................     166       166       --         --       3,197         --        --         --
 Adjustment for net translation loss ......      --        --       --         --          --         --    (1,481)    (1,481)
                                                                                                                      -------
 Comprehensive income for fiscal 1999  ....                                                                           $40,190
                                             ------   -------    -----   --------    --------   --------   -------    -------
Balance, May 31, 1999 .....................  28,998   $28,998    1,617   $(25,463)   $144,095   $184,529   $(6,124)
                                             ------   -------    -----   --------    --------   --------   -------    -------
                                             ------   -------    -----   --------    --------   --------   -------    -------



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEAR ENDED MAY 31,
                                                                                -----------------------------------
                                                                                   1999          1998          1997
                                                                                   ----          ----          ----
                                                                                              (000S OMITTED)
Cash flows from operating activities:
   Net income.............................................................       $ 41,671      $ 35,657      $ 23,025
  Adjustments to reconcile net income to net cash provided
      from operating activities:
        Depreciation and amortization.....................................         17,063        14,283        12,287
        Deferred taxes....................................................         10,970         3,780           (80)
        Change in certain assets and liabilities:
           Accounts receivable............................................         (6,991)      (14,922)      (16,333)
           Inventories....................................................        (46,212)      (34,706)      (35,930)
           Equipment on or available for short-term leases................          3,214         6,664        (3,808)
           Accounts and trade notes payable...............................         24,659         2,730        25,637
           Accrued liabilities and taxes on income........................         (3,933)       16,936         5,935
           Other..........................................................        (11,916)       (7,599)       (1,202)
                                                                                 --------      --------      --------
      Net cash provided from operating activities.........................         28,525        22,823         9,531
                                                                                 --------      --------      --------
Cash flows from investing activities:
   Property, plant and equipment expenditures, net........................        (36,131)      (17,495)      (30,292)
   Acquisitions, less cash acquired.......................................        (15,175)      (28,148)           --
   Proceeds from sale of business.........................................         11,685            --            --
   Investment in equipment on long-term leases and leveraged leases.......         23,369       (33,538)        3,299
   Notes receivable and other.............................................         (6,641)      (19,948)       (4,975)
                                                                                 --------      --------      --------

      Net cash used in investing activities...............................        (22,893)      (99,129)      (31,968)
                                                                                 --------      --------      --------
Cash flows from financing activities:
   Proceeds from issuance of long-term notes payable......................             --        59,347            --
   Change in borrowings...................................................          2,053       (10,170)       (1,474)
   Cash dividends.........................................................         (9,375)       (9,118)       (7,976)
   Purchases of treasury stock............................................         (7,558)           --        (1,165)
   Proceeds from exercise of stock options and other......................            278         1,642         1,191
   Proceeds from common stock offering....................................             --            --        50,075
                                                                                 --------      --------      --------

      Net cash provided from (used in) financing activities...............        (14,602)       41,701        40,651
                                                                                 --------      --------      --------
Effect of exchange rate changes on cash...................................             (2)          122          (115)
                                                                                 --------      --------      --------
Increase (decrease) in cash and cash equivalents..........................         (8,972)      (34,483)       18,099
Cash and cash equivalents, beginning of year..............................         17,222        51,705        33,606
                                                                                 --------      --------      --------
Cash and cash equivalents, end of year....................................       $  8,250      $ 17,222      $ 51,705
                                                                                 --------      --------      --------
                                                                                 --------      --------      --------



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

      AAR CORP. (the Company) supplies a variety of products and services to the worldwide aviation/aerospace industry. Products and services are sold primarily to commercial, domestic and foreign airlines; business aircraft operators; aviation original equipment manufacturers; aircraft leasing companies; domestic and foreign military agencies and independent aviation support companies.

    PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.

      The Company conducts portions of its business through joint venture investments accounted for under the equity method. These equity affiliates are primarily engaged in the distribution of certain engine parts and aircraft rotable spares to worldwide aviation customers. The financial position and results of operations for the joint ventures during fiscal 1999 and 1998 are not material.

    REVENUE RECOGNITION

      Sales and related cost of sales are recognized primarily upon shipment of products and performance of services. Lease revenue is recognized as earned.

    NEW ACCOUNTING STANDARDS

      FASB Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted the provisions of SFAS No. 130 in fiscal 1999.

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  NEW ACCOUNTING STANDARDS (CONTINUED)

      SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for public companies to report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. The Company operates in one segment: Aviation Services. The Company's determination of its reportable segment is based on the commonalities among the products and services within its Aviation Services segment, and is consistent with the manner in which the Company's management reviews and evaluates operating performance.

      SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises disclosures for pension and other postretirement plans, but does not change the measurement or recognition of liabilities or expense related to pension or other postretirement plans. The Company adopted the provisions of SFAS No. 132 in fiscal 1999.

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts (ACSEC) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." The adoption of SOP 98-1 and SOP 98-5 did not have a material effect on the Company's financial position or results of operations during fiscal 1999.

      SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for certain hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is evaluating the new Statement's provisions to determine the impact, if any, and will adopt SFAS No. 133 in its first quarter of fiscal 2002.

    CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 1999 and 1998, cash equivalents of approximately $116 and $177, respectively, represent investments in funds holding high-quality commercial paper, Eurodollars and U.S. Government agency-issued securities. The carrying amount of cash equivalents approximates fair value at May 31, 1999 and 1998, respectively.

    TRANSFER OF FINANCIAL ASSETS

      During fiscal 1998, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which requires the Company to recognize the financial and servicing assets it controls and the liabilities it has incurred, and to derecognize financial assets when control has been surrendered.

      During fiscal 1999, the Company amended its agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable. Among the terms amended, the amount of accounts receivable which could be sold under the program was reduced from $50 million to $35 million. The Company, as agent for the purchaser of the accounts receivable, retains collection and administrative responsibilities for the participating interests of accounts receivable. Accounts receivable sold under this arrangement were $25,300 and $0 at May 31, 1999 and 1998, respectively.

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


    FOREIGN CURRENCY

      Gains and losses on foreign currency translation and foreign exchange contracts are determined in accordance with the method of accounting prescribed by SFAS No. 52. All balance sheet accounts of foreign and certain domestic subsidiaries transacting business in currencies other than the Company's functional currency are translated at year-end or historical exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in Stockholders' equity as a component of accumulated other comprehensive income (loss).

    FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF MARKET OR CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of market or credit risk consist principally of trade receivables. While the Company's trade receivables are diverse based on the number of entities and geographic regions, the majority are in the aviation/aerospace industry. The Company performs evaluations of customers' financial condition prior to extending credit privileges and performs ongoing credit evaluations of payment experience, current financial condition and risk analysis. The Company typically requires collateral in the form of security interest in assets, letters of credit, and/or obligation guarantees from financial institutions, or sells its receivables, usually on a nonrecourse basis, for transactions other than normal trade terms.

      SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The carrying value of noncurrent notes receivable and long-term debt bearing a variable interest rate approximates fair market value.

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

    The following is a summary of inventories:

                                                                                          MAY 31,
                                                                               -------------------------------
                                                                                    1999              1998
                                                                               ---------------    ------------
    Raw materials and parts.............................................          $ 50,352          $ 46,573
    Work-in-process.....................................................            12,733            15,787
    Purchased aircraft, parts, engines and components
      held for sale.....................................................           207,569           166,140
    Finished goods......................................................                --             1,430
                                                                                  --------          --------
                                                                                  $270,654          $229,930
                                                                                  --------          --------
                                                                                  --------          --------

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

    PROPERTY, PLANT AND EQUIPMENT

      Depreciation is computed on the straight-line method over useful lives of 10-40 years for buildings and improvements and 3-10 years for equipment, furniture and fixtures and capitalized software. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the applicable lease.

      Repairs and maintenance expenditures are expensed as incurred. Upon sale or disposal, cost and accumulated depreciation are removed from the accounts and related gains and losses are included in results of operations.

    LEVERAGED LEASES

      The Company acts as an equity participant in leveraged lease transactions. The equipment cost in excess of equity contribution is financed by third parties in the form of secured debt. Under the lease agreements, the third parties have no recourse against the Company for nonpayment of the obligations. The third-party debt is collateralized by the lessees' rental obligations and the leased equipment.

      The Company has ownership rights to the leased assets and is entitled to the investment tax credits and benefits of tax deductions for depreciation on the leased assets and for interest on the secured debt financing.

    COST IN EXCESS OF UNDERLYING NET ASSETS OF ACQUIRED COMPANIES

      The cost in excess of underlying net assets of acquired companies is being amortized over a period of forty years. The increase in cost in excess of underlying net assets of acquired companies at May 31, 1999 is attributable to the Company's acquisition of Tempco during fiscal 1999, as well as final purchase price adjustments related to acquisitions made during fiscal 1998. Amortization expense was $802, $565 and $223 in fiscal 1999, 1998 and 1997, respectively. Accumulated amortization is $4,975 and $4,173 at May 31, 1999 and 1998, respectively. The Company evaluates the existence of impairment on the basis of whether the cost in excess of underlying net assets of acquired companies is fully recoverable from projected, undiscounted net cash flows.

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

    INCOME TAXES

      Income taxes are determined in accordance with SFAS No. 109.

      The benefits of investment tax credits are recognized for financial reporting purposes under the deferral method of accounting for leveraged leases. The investment tax credits are recognized in the year earned for income tax purposes.

    STATEMENTS OF CASH FLOWS

      Supplemental information on cash flows follows:

                                                                           FOR THE YEAR ENDED MAY 31,
                                                                       ------------------------------------
                                                                          1999         1998         1997
                                                                       ----------   ----------   ----------
         Interest paid.............................................     $18,800      $11,600      $10,500
         Income taxes paid.........................................       4,400        6,200        8,600
         Income tax refunds and interest received..................         900        6,000          500


    USE OF ESTIMATES

      Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    RECLASSIFICATION

      Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)


2.  FINANCING ARRANGEMENTS

      Term loans consisted of:

                                                                                      MAY 31,
                                                                        -----------------------------------
                                                                          1999         1998         1997
                                                                       ----------   ----------   ----------

      Current maturities of long-term debt..........................     $ 420        $ 237       $ 1,474
                                                                         -----        -----       -------
                                                                         -----        -----       -------


    Short-term borrowing activity was as follows:


                                                                             FOR THE YEAR ENDED MAY 31,
                                                                       --------------------------------------
                                                                          1999          1998          1997
                                                                       ----------    ----------    ----------
       Maximum amount borrowed.....................................     $92,300       $59,200       $25,300
       Average daily borrowings....................................      45,455        20,689         3,624
       Average interest rate during the year.......................         5.4%          6.0%          5.8%
                                                                        -------       -------       -------


      At May 31, 1999, aggregate unsecured bank credit arrangements were $178,800. Of this amount, $65,300 was available under credit lines with domestic banks, $110,000 was available under revolving credit and term loan agreements with domestic banks and $3,500 was available under credit agreements with foreign banks. All domestic and foreign credit lines were unused at May 31, 1999. There are no compensating balance requirements in connection with domestic or foreign lines of credit. Borrowings under domestic bank lines bear interest at or below the corporate base rate.

      The Company may borrow a maximum of $110,000 (available through February 9, 2002) under revolving credit and term loan agreements with domestic banks. Revolving credit borrowings may, at the Company's option, be converted to term loans payable in equal quarterly installments over five years. Interest is based on corporate base rate or quoted Eurodollar or multicurrency rates during the revolving credit period and 1/2% over corporate base rate or quoted Eurodollar rate thereafter. There were no borrowings under these agreements outstanding at May 31, 1999. There are no compensating balance requirements on any of the committed lines, but the Company is required to pay a commitment fee. There are no restrictions on the withdrawal or use of these funds.

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

2.    FINANCING ARRANGEMENTS -- (CONTINUED)

    Long-term debt was as follows:

                                                                                                MAY 31,
                                                                                      --------------------------
                                                                                         1999            1998
                                                                                      ----------      ----------
Notes payable due November 1, 2001 with interest of 9.5%
   payable semi-annually on May 1 and November 1..................................      $ 65,000        $ 65,000
Notes payable due October 15, 2003 with interest of 7.25%
   payable semi-annually on April 15 and October 15...............................        50,000          50,000
Notes payable due December 15, 2007 with interest of 6.875%
   payable semi-annually on June 15 and December 15...............................        60,000          60,000
Industrial revenue bonds due in quarterly installments to 2011 with weighted average interest of approximately 3.45% at May 31, 1999 (secured by trust
   indentures on property, plant and equipment)...................................         2,358           2,543
Industrial revenue bonds due in installments to 2002 with
   weighted average interest of approximately 6.62% at May 31, 1999 (secured by
   trust indentures on property, plant and equipment).............................           141             203
Industrial revenue bonds due in monthly installments to 2019 with interest of
   5.65% (secured by trust indentures on property, plant and
   equipment).....................................................................         2,235              --
Note payable due in annual installments to October  2003 with
   interest of 6.5%...............................................................         1,625              --
                                                                                        --------        --------
                                                                                         181,359         177,746
Current maturities..............................................................            (420)           (237)
                                                                                        --------        --------
                                                                                        $180,939        $177,509
                                                                                        --------        --------
                                                                                        --------        --------


      The Company is subject to a number of covenants under the revolving credit and term loan agreements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of the Company's shares and other matters. The Company is in compliance with all restrictive financial provisions of the agreements. At May 31, 1999, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares was approximately $18,482. Effective June 1, 1999, unrestricted consolidated retained earnings increased to $39,318 due to inclusion of 50% of the consolidated net income of the Company for fiscal 1999. The aggregate amount of long-term debt maturing during each of the next five fiscal years is $521 in 2000, $524 in 2001, $65,499 in 2002, $475 in 2003 and $51,479 in 2004. The Company's long-term debt was estimated to have a fair value of approximately $185,639 at May 31, 1999 and was based on estimates using discounted future cash flows at an assumed rate for borrowings currently prevailing in the marketplace for similar instruments.

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

3.    INCOME TAXES

    The provision for income taxes included the following components:

                                                                       FOR THE YEAR ENDED MAY 31,
                                                                ------------------------------------------
                                                                   1999            1998            1997
                                                                -----------     -----------     ----------
    Current
        Federal..............................................     $ 6,045         $ 9,950         $ 8,605
        Foreign.............................................           --             720             535
        State...............................................        1,100           1,050             890
                                                                  -------         -------         -------
                                                                  $ 7,145         $11,720         $10,030
    Deferred.................................................      10,970           3,780             (80)
                                                                  -------         -------         -------
                                                                  $18,115         $15,500         $ 9,950
                                                                  -------         -------         -------
                                                                  -------         -------         -------


      The deferred tax provisions result primarily from differences between financial reporting and tax income arising from depreciation and leveraged leases.

      Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition for transactions between financial reporting and income tax purposes and consist of the following components:

                                                                                    MAY 31,
                                                                           -----------------------
                                                                              1999         1998
                                                                           ----------   ----------
      Deferred tax liabilities:
          Depreciation...............................................        $16,920      $ 9,770
          Leveraged leases...........................................         27,440       26,980
          Other......................................................            620          300
                                                                             -------      -------
          Total deferred tax liabilities.............................        $44,980      $37,050
                                                                             -------      -------
                                                                             -------      -------

      Deferred tax assets-current:
          Inventory costs............................................        $ 3,090      $ 5,420
          Employee benefits..........................................          2,410        2,540
          Doubtful account allowance.................................             --          130
          Other......................................................            390          750
                                                                             -------      -------
          Total deferred tax assets-current..........................        $ 5,890      $ 8,840
                                                                             -------      -------

      Deferred tax assets-noncurrent:
          Postretirement benefits....................................        $   110      $   200
                                                                             -------      -------
          Total deferred tax assets-noncurrent.......................            110          200
                                                                             -------      -------
          Total deferred tax assets..................................        $ 6,000      $ 9,040
                                                                             -------      -------
                                                                             -------      -------

      Net deferred tax liabilities...................................        $38,980      $28,010
                                                                             -------      -------
                                                                             -------      -------

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

3.    INCOME TAXES -- (CONTINUED)

      The Company has determined that the realization of deferred tax assets is more likely than not, and that a valuation allowance is not required based upon the Company's history of prior operating earnings, its expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to leveraged leases, which exceed the amount of the deferred tax assets.

      The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate of 35% for fiscal 1999, 1998 and 1997, for the following reasons:

                                                                                    FOR THE YEAR ENDED MAY 31,
                                                                               -------------------------------------
                                                                                  1999         1998         1997
                                                                               -----------  -----------  -----------
 Provision for income taxes at the Federal statutory rate................        $20,925      $17,905      $11,540
   Tax benefits on exempt earnings from export sales.....................         (3,690)      (3,100)      (2,000)
   State income taxes, net of Federal benefit and refunds................            900          900          800
   Amortization of goodwill..............................................            280          200           80
   Differences between foreign tax rates and the U.S. Federal
     statutory rate......................................................             --         (200)        (200)
   Other, net............................................................           (300)        (205)        (270)
                                                                                 -------      -------      -------
 Provision for income taxes as reported..................................        $18,115      $15,500      $ 9,950
                                                                                 -------      -------      -------
                                                                                 -------      -------      -------
Effective income tax rate................................................           30.3%        30.3%        30.2%
                                                                                 -------      -------      -------
                                                                                 -------      -------      -------

4.    COMMON STOCK AND STOCK OPTION PLANS

      The Company has established stock option plans for officers and key employees of the Company. Stock option awards typically expire ten years from the date of grant or earlier upon termination of employment, become excercisable in five equal increments on successive grant anniversary dates at the New York Stock Exchange closing stock price on the date of grant and are accompanied by reload features and, for certain individuals, stock rights exercisable in the event of a change in control of the Company.

      The Company accounts for these plans under APB No. 25, under which no compensation cost has been recognized. Proforma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option grant, including reloads, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                      STOCK OPTIONS GRANTED
                                                                                          IN FISCAL YEAR
                                                                               -------------------------------------
                                                                                  1999         1998         1997
                                                                               -----------  -----------  -----------
Risk-free interest rate....................................................        5.74%        5.97%        6.40%
Expected volatility of common stock........................................       31.6%        25.5%        24.0%
Dividend yield.............................................................        1.8%         2.0%         2.4%
Expected option term in years..............................................        4.0          4.0          3.6


The fair value weighted average per share of stock options granted during fiscal years 1999, 1998 and 1997 was $5.20, $5.04 and $4.57, respectively. Had compensation cost for stock options awarded under the plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been changed to the following proforma amounts:

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4.    COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)

                                                                   1999           1998           1997
                                                                   ----           ----           ----
       Net income:                        As reported            $41,671        $35,657        $23,025
                                          Proforma                40,403         34,478         22,158

       Earnings per share - basic:        As reported               1.51           1.29            .92
                                          Proforma                  1.47           1.25            .89

       Earnings per share - diluted:      As reported               1.49           1.27            .91
                                          Proforma                  1.44           1.22            .87


      A summary of changes in stock options granted to officers, key employees and non-employee directors under stock option plans for the three years ended May 31, 1999 follows:


                                                                          NUMBER OF       WEIGHTED AVERAGE
                                                                            SHARES          EXERCISE PRICE
                                                                       ---------------   ------------------
Outstanding, May 31, 1996 (745 exercisable)..........................      1,711              $ 9.45
      Granted........................................................        935               15.50
      Exercised......................................................       (624)               8.79
      Surrendered/expired/cancelled..................................        (44)              11.19
                                                                           -----

Outstanding, May 31, 1997 (664 exercisable)..........................      1,978              $12.48
      Granted........................................................        891               23.57
      Exercised......................................................       (339)              11.32
      Surrendered/expired/cancelled..................................        (46)              16.17
                                                                           -----

Outstanding, May 31, 1998 (785 exercisable)..........................      2,484              $16.54
      Granted........................................................        827               19.41
      Exercised......................................................        (71)              11.95
      Surrendered/expired/cancelled..................................        (64)              18.53
                                                                           -----

Outstanding, May 31, 1999 (1,148 exercisable)........................      3,176              $17.36
                                                                           -----
                                                                           -----


The following table provides additional information regarding options outstanding as of May 31,1999:


                                                 WEIGHTED AVERAGE             NUMBER OF          WEIGHTED AVERAGE
      OPTION EXERCISE          OPTIONS         REMAINING CONTRACTUAL           OPTIONS           EXERCISE PRICE OF
        PRICE RANGE          OUTSTANDING      LIFE OF OPTIONS (YEARS)        EXERCISABLE         OPTIONS EXERCISABLE
    ---------------------    -------------    -----------------------      -----------------    --------------------
    $ 6.13 - 12.25                727                 5.1                       517                     $ 9.55
    $12.26 - 18.38              1,332                 7.7                       402                      15.33
    $18.39 - 24.50              1,033                 8.3                       155                      22.39
    $24.51 - 30.63                 84                 5.6                        74                      27.05
                               ------                                         -----
                                3,176                 7.3                     1,148                     $14.43
                               ------                                         -----
                               ------                                         -----

      The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restricted periods. The number of shares and the restricted period, which varies from two to ten years, are determined by the Compensation Committee of the Board of Directors. The market value of the award on the date of grant is recorded as a deferred expense, Common stock and Capital surplus. The deferred expense is included in results of operations over the vesting period. The expense relating to outstanding restricted stock awards was $1,667, $1,400 and $1,054 in fiscal 1999, 1998 and 1997, respectively.

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4.    COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)

      The AAR CORP. Employee Stock Purchase Plan is open to employees of the Company (other than officers, directors or participants in other stock option plans of the Company) and permits employees to purchase common stock in periodic offerings by payroll deductions.

      The numbers of options and awards outstanding and available for grant or issuance for each of the Company's stock plans are as follows:


                                                                                           MAY 31, 1999
                                                                              -----------------------------------------
                                                                                OUTSTANDING      AVAILABLE      TOTAL
                                                                              ---------------  -------------  ---------
      Stock Benefit Plan (officers, directors and key
          employees)......................................................       3,544         1,107           4,651
      Employee Stock Purchase Plan........................................          67           115             182


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

      On September 21, 1990, the Board of Directors authorized the Company to purchase up to 1,500 shares (adjusted for the three-for-two stock split) of the Company's common stock on the open market or through privately negotiated transactions. As of May 31, 1999, the Company had purchased 1,083 shares of its common stock on the open market under this program at an average price of $12.46 per share.

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

5.    EARNINGS PER SHARE

      The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares outstanding during the year plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 1999.

                                                                                           MAY 31,
                                                                           --------------------------------------
                                                                              1999          1998          1997
                                                                           ----------    ----------    ----------
BASIC EPS
    Net income ........................................................    $41,671       $35,657       $23,025
    Average common shares outstanding .................................     27,549        27,588        25,026

    Earnings per share-basic ..........................................    $  1.51       $  1.29       $  0.92
                                                                           -------       -------       -------
                                                                           -------       -------       -------
DILUTED EPS
    Net Income ........................................................    $41,671       $35,657       $23,025
    Average common shares outstanding .................................     27,549        27,588        25,026
    Additional shares due to hypothetical
      exercise of stock options .......................................        457           586           373

    Earnings per share-diluted ........................................    $  1.49       $  1.27       $  0.91
                                                                           -------       -------       -------
                                                                           -------       -------       -------


      In January 1998, the Board of Directors declared a three-for-two stock split which was effected in the form of a stock dividend on February 23, 1998 to shareholders of record February 2, 1998, and a quarterly cash dividend of
8.5 cents per share on the increased shares, which effectively increased the cash dividend payment by 6.25%. Prior year earnings per share amounts have been restated to reflect the three-for-two stock split.

6.    EMPLOYEE BENEFIT PLANS

      The Company has defined contribution or defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

    DEFINED BENEFIT PLANS

      The pension plans for domestic, salaried employees have benefit formulas primarily based on years of service and compensation. The pension benefit for hourly employees is generally based on a fixed amount per year of service. The Company follows the provisions of SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 132 "Employer's Disclosures about Pension and Other Postretirement Benefits" for all pension and postretirement plans.

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

      The following table sets forth the plans' funded status, including the change in plan assets, and the amount recognized in the Company's
Consolidated Balance Sheets.

                                                                                    MAY 31
                                                                         ----------------------------
                                                                            1999              1998
                                                                         ----------        ----------

 CHANGE IN BENEFIT OBLIGATION:
     Benefit obligation at beginning of year........................        $46,384           $38,340
     Service cost...................................................          2,315             1,643
     Interest cost..................................................          3,334             3,011
     Plan participants' contributions...............................            171               170
     Net actuarial (gain)loss.......................................            (25)            4,852
     Benefits paid..................................................         (1,850)           (1,632)
     Other..........................................................           (175)               --
                                                                            -------           -------
 Benefit obligation at end of year..................................         50,154            46,384
                                                                            -------           -------

 CHANGE IN PLAN ASSETS:
      Fair value of plan assets at beginning of year................         42,286            35,452
      Actual return on plan assets..................................          2,725             5,324
      Employer contributions........................................            764             2,972
      Plan participants' contributions..............................            171               170
      Benefits paid.................................................         (1,850)           (1,632)
                                                                            -------           -------
 Fair value of plan assets at end of year...........................         44,096            42,286
                                                                            -------           -------

      Funded status.................................................         (6,058)           (4,098)
      Unrecognized actuarial losses.................................          6,904             6,807
      Unrecognized prior service cost...............................            966             1,103
      Unrecognized transitional obligation..........................            521               618
                                                                            -------           -------
 Prepaid pension costs..............................................        $ 2,333           $ 4,430
                                                                            -------           -------
                                                                            -------           -------

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.    EMPLOYEE BENEFIT PLANS -- (CONTINUED)

      The projected benefit obligation for domestic plans is determined using an assumed weighted average discount rate of 7.5% for fiscal 1999 and 1998, and an assumed average compensation increase of 5.0%. The expected long-term rate of return on assets is 10.0% for fiscal 1999 and 1998. The unrecognized actuarial losses, prior service cost and transition obligation are amortized on a straight-line basis over the estimated average future service period.

      The projected benefit obligation for nondomestic plans is determined using an assumed weighted average discount rate of 5.5% for fiscal 1999 and 1998, and an assumed average compensation increase of 2.0% for the first two years and 4.0% thereafter. The expected long-term rate of return on assets is 6.5% for fiscal 1999 and 1998.

      Pension expense charged to results of operations includes the following components:

                                                                                 MAY 31
                                                                    ----------------------------------
                                                                       1999        1998         1997
                                                                    ---------   ----------   ----------
 Service cost ....................................................   $ 2,315     $ 1,643      $ 1,455
 Interest cost ...................................................     3,334       3,011        2,785
 Expected return on plan assets ..................................    (3,560)     (3,165)      (2,904)
 Amortization of prior service cost ..............................       138         138          138
 Recognized net actuarial loss ...................................       412         173          181
 Transitional obligation .........................................        92          93           92
                                                                     -------     -------      -------
                                                                     $ 2,731     $ 1,893      $ 1,747
                                                                     -------     -------      -------
                                                                     -------     -------      -------

    DEFINED CONTRIBUTION PLAN

      The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 15.0% of their pretax compensation, subject to applicable regulatory limits. The Company may make matching contributions up to 6.0% of compensation. Participants vest on a pro-rata basis in Company contributions during the first three years of employment. Expense charged to results of operations was $1,491, $1,174 and $930 in fiscal 1999, 1998 and 1997, respectively.

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

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.    EMPLOYEE BENEFIT PLANS -- (CONTINUED)

      The Company also provides supplemental retirement and profit sharing benefits for current and former executives and key employees to supplement benefits provided by the Company's other benefit plans. The plans are not fully funded and may require funding in the event of a change in control of the Company as determined by the Company's Board of Directors. Expense charged to results of operations for these plans was $1,162, $1,231 and $970 in fiscal 1999, 1998 and 1997, respectively.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      The Company provides health and life insurance benefits for certain eligible employees and retirees under a variety of plans. Generally these benefits are contributory with retiree contributions adjusted annually. The postretirement plans are unfunded and the Company has the right to modify or terminate any of these plans in the future, in certain cases, subject to union bargaining agreements. In fiscal 1995, the Company completed termination of postretirement healthcare and life insurance benefits attributable to future services of collective bargaining and other domestic employees.

      Postretirement benefit cost for the years ended May 31, 1999, 1998 and 1997 included the following components:


                                                                                    1999   1998   1997
                                                                                    ----   ----   ----
Service cost ........................................................               $--    $--    $--
Interest cost .......................................................                96     89     85
                                                                                    ---    ---    ---
                                                                                    $96    $89    $85
                                                                                    ---    ---    ---
                                                                                    ---    ---    ---

      The funded status of the plans at May 31, 1999 and 1998 was as follows:

                                                                                      1999       1998
                                                                                     ------     ------
CHANGE IN BENEFIT OBLIGATIONS:
   Benefit obligations at beginning of year .........................                 $1,354      $1,138
   Interest cost ....................................................                     96          89
   Benefits paid ....................................................                   (240)       (216)
   Unrecognized actuarial loss ......................................                    108         214
   Plan participants' contributions .................................                    145         129
                                                                                      ------      ------
Benefit obligation at end of year ...................................                  1,463       1,354
                                                                                      ------      ------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year ...................                     --          --
   Company contributions ............................................                     95          87
   Benefits paid ....................................................                   (240)       (216)
   Plan participants' contributions .................................                    145         129
                                                                                      ------      ------
Fair value of plan assets at end of year ............................                     --          --
                                                                                      ------      ------

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.    EMPLOYEE BENEFIT PLANS -- (CONTINUED)

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

   Funded status ...............................................................         $(1,463)       $(1,354)
   Unrecognized actuarial (gains)losses ........................................              53            (72)
   Unrecognized prior service cost .............................................             210            226
                                                                                         -------        -------
 Accrued postretirement costs ..................................................         $(1,200)       $(1,200)
                                                                                         -------        -------
                                                                                         -------        -------

      The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.5% at May 31, 1999 and 1998. The assumed rate of future increases in healthcare costs was 7.5% and 8.1% in fiscal 1999 and 1998, respectively, declining to 5.25% by the year 2004 and remaining at that rate thereafter. A one percent increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $43 as of May 31, 1999 and would not result in a significant change to the annual postretirement benefit expense.

7.    COMMITMENTS AND CONTINGENCIES

      The Company leases certain facilities and equipment under agreements that expire at various dates through 2011. Rental expense under these leases was $9,843, $6,991 and $6,660 in fiscal 1999, 1998 and 1997, respectively.

      Future minimum payments under leases with initial or remaining terms of one year or more at May 31, 1999 were $11,222 for fiscal 2000, $3,526 for fiscal 2001, $2,836 for fiscal 2002, $1,925 for fiscal 2003 and $2,298 for fiscal 2004 and thereafter.

      The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 1999 was approximately $22,700.

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

      The Company's net investment in leveraged leases is comprised of the following elements:

                                                                            FOR THE YEAR ENDED
                                                                                  MAY 31,
                                                                        ------------------------
                                                                           1999          1998
                                                                        ----------    ----------
     Rentals receivable (net of principal and interest on
        the nonrecourse debt).....................................       $ 15,681      $ 25,889
     Estimated residual value of leased assets....................         32,952        33,952
     Unearned and deferred income.................................        (14,580)      (23,308)
                                                                         --------      --------
                                                                           34,053        36,533
     Deferred taxes...............................................        (27,440)      (26,980)
                                                                         --------      --------
     Net investment in leveraged leases...........................       $  6,613      $  9,553
                                                                         --------      --------
                                                                         --------      --------


      Pretax income from leveraged leases was $702, $1,329 and $0 in fiscal 1999, 1998 and1997, respectively.

9.    OTHER NONCURRENT ASSETS

     At May 31, 1999 and 1998, other noncurrent assets consisted of the following:

                                                                                  MAY 31,
                                                                        ------------------------
                                                                           1999          1998
                                                                        ----------    ----------
     Investment in joint ventures.................................       $18,509       $13,805
     Notes receivable.............................................         7,130         3,676
     Prepaid pension costs........................................         2,333         4,430
     Cash surrender value of life insurance.......................         1,884           986
     Debt issuance costs..........................................         1,028         1,296
     Other........................................................         9,402         7,352
                                                                         -------       -------
                                                                         $40,286       $31,545
                                                                         -------       -------
                                                                         -------       -------


                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

10.   ACQUISITIONS

      On October 19, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Tempco Hydraulics Inc. (Tempco), a regional aircraft landing gear repair and overhaul business. The purchase price of approximately $7.5 million was paid with a combination of cash and a note. The transaction was recorded under the purchase method of accounting. The Company has included in its consolidated financial statements the results of operations of Tempco since the date of acquisition.

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

      On June 2, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Cooper Aviation Industries, Inc. (Cooper), a distributor of factory-new aviation parts and accessories to the commercial, regional/commuter and general aviation markets. The purchase price was paid by issuing 140 thousand common shares (adjusted for the three-for-two stock split) and was recorded under the purchase method of accounting. In addition, the Company assumed short-term debt which was paid off by the Company during the first quarter of fiscal 1998. The Company has included in its consolidated financial statements the results of operations of Cooper since the date of acquisition.

      The historical operating results of the acquisitions for the periods preceding the acquisitions are not material when compared to the operating results of the Company.

11.   BUSINESS SEGMENT INFORMATION

      The carrying value of long-lived assets in Company facilities located in foreign countries, and sales from these facilities in total, are not material to the consolidated financial statements.

      Export sales from the Company's U.S. operations to unaffiliated customers, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $209,712 (22.8% of total net sales), $202,481 (25.9% of total net sales) and $204,808 (34.8% of total net sales) in fiscal 1999, 1998 and 1997, respectively.

      Sales to the U.S. Government, its agencies and its contractors were approximately $98,954 (10.8% of total net sales), $83,114 (10.6% of total net sales) and $82,125 (13.9% of total net sales) in fiscal 1999, 1998 and 1997, respectively. Sales to the Company's largest customer were approximately $135,100 (14.7% of total net sales) during fiscal 1999.

                           AAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

12.   SELECTED QUARTERLY DATA (UNAUDITED)

      The unaudited selected quarterly data for fiscal years ended May 31, 1999 and 1998 are as follows.

                                                    FISCAL 1999
                                                    -----------
                                                                                              DILUTED EARNINGS
QUARTER                                NET SALES      GROSS PROFIT           NET INCOME           PER SHARE
-------                                ---------      ------------           ----------           ---------
First..............................     $215,898       $  41,049              $  9,623           $  .34
Second.............................      228,798          42,740                10,035              .36
Third  ............................      227,699          42,706                10,278              .37
Fourth.............................      245,641          46,764                11,735              .42
                                        --------        --------              --------           ------
                                        $918,036        $173,259              $ 41,671           $  1.49
                                        --------        --------              --------           ------
                                        --------        --------              --------           ------

                                                    FISCAL 1998
                                                    -----------
                                                                                               DILUTED EARNINGS
QUARTER                                NET SALES      GROSS PROFIT            NET INCOME           PER SHARE
-------                                ---------      ------------            ----------           ---------
First.............................      $170,906        $ 31,928              $  7,310           $  .26
Second............................       180,156          34,055                 8,411              .30
Third.............................       208,492          38,915                 9,314              .33
Fourth............................       222,569          43,508                10,622              .37

                                        $782,123        $148,406              $ 35,657           $ 1.27
                                        --------        --------              --------           ------
                                        --------        --------              --------           ------

13.   ALLOWANCES FOR DOUBTFUL ACCOUNTS

                                                                                       FOR THE YEAR ENDED MAY 31,
                                                                                  -----------------------------------
                                                                                     1999         1998         1997
                                                                                  --------      --------     --------
Balance, beginning of year.................................................        $ 3,157       $ 1,965      $ 2,490
  Provision charged to operations..........................................          2,902         1,261          500
  Reserves acquired........................................................             --         1,679           --
  Deductions for accounts written off, net of recoveries...................         (1,229)       (1,748)      (1,025)
                                                                                   -------       -------      -------
Balance, end of year.......................................................        $ 4,830       $ 3,157       $1,965
                                                                                   -------       -------      -------
                                                                                   -------       -------      -------


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption "Board of Directors" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

      The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in Part I above.

      The information required by this item regarding the compliance with
Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information contained under the captions "Executive Compensation and Other Information" (but excluding the following sections thereof, "Compensation Committee's Report on Executive Compensation" and "Stockholder Return Performance Graphs"); "Employment and Other Agreements" and "Directors' Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

                              FINANCIAL STATEMENTS

                                                                                                                 PAGE
 Independent Auditors' Report, KPMG LLP...................................................................         15
 Financial Statements -- AAR CORP. and Subsidiaries:
    Consolidated statements of income for the three years ended May 31, 1999..............................         16
    Consolidated balance sheets as of May 31, 1999 and 1998...............................................      17-18
    Consolidated statements of stockholders' equity for the three years ended May 31, 1999................         19
    Consolidated statements of cash flows for the three years ended May 31, 1999..........................         20
    Notes to consolidated financial statements............................................................      21-39
    Selected quarterly data (unaudited) for the years ended May 31, 1999 and 1998
       (Note 12 to consolidated financial statements).....................................................         39
Financial data schedule for the twelve-month period ended May 31, 1999............................  See Exhibit Index


                                    EXHIBITS

      The Exhibits filed as a part of this report are set forth in the
Exhibit Index contained elsewhere herein. Each of the material contracts identified as Exhibits 10.1 through 10.10 is a management contract or compensatory plan or arrangement.

                               REPORTS ON FORM 8-K

      The Company filed no reports on Form 8-K during the three-month period ended May 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AAR CORP.
                                       (Registrant)

Date: August 18, 1999
                                     BY:  /s/ DAVID P. STORCH
                                          --------------------------------
                                          David P. Storch
                                          PRESIDENT AND CHIEF
                                          EXECUTIVE OFFICER


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE                              TITLE                                    DATE
                       ---------                              -----                                    ----
                  /s/ IRA A. EICHNER                    CHAIRMAN OF THE BOARD
     -----------------------------------------------
                     Ira A. Eichner                     DIRECTOR

                  /s/ DAVID P. STORCH                   PRESIDENT AND CHIEF EXECUTIVE
     -----------------------------------------------
                    David P. Storch                     OFFICER; DIRECTOR (PRINCIPAL
                                                        EXECUTIVE OFFICER)

                /s/ TIMOTHY J. ROMENESKO                VICE PRESIDENT AND CHIEF FINANCIAL
     -----------------------------------------------
                  Timothy J. Romenesko                  OFFICER (PRINCIPAL FINANCIAL OFFICER)

                  /S/ MICHAEL J. SHARP                  VICE PRESIDENT - CONTROLLER (PRINCIPAL
     -----------------------------------------------
                    Michael J. Sharp                    ACCOUNTING OFFICER)

                  /s/ A. ROBERT ABBOUD                  DIRECTOR
     -----------------------------------------------
                    A. Robert Abboud

                 /s/ HOWARD B. BERNICK                  DIRECTOR
     -----------------------------------------------
                   Howard B. Bernick                                                                       August 18, 1999

                 /s/ EDGAR D. JANNOTTA                  DIRECTOR
     -----------------------------------------------
                   Edgar D. Jannotta

                  /s/ ROBERT D. JUDSON                  DIRECTOR
     -----------------------------------------------
                    Robert D. Judson

                  /s/ ERWIN E. SCHULZE                  DIRECTOR
     -----------------------------------------------
                    Erwin E. Schulze

                  /s/ JOEL D. SPUNGIN                   DIRECTOR
     -----------------------------------------------
                    Joel D. Spungin

                    /s/ LEE B. STERN                    DIRECTOR
     -----------------------------------------------
                      Lee B. Stern

                  /s/ RICHARD D. TABERY                 DIRECTOR
     -----------------------------------------------
                   Richard D. Tabery

                                  EXHIBIT INDEX

               INDEX                                   EXHIBITS
               -----                                   --------
3.     Articles of Incorporation    3.1   Restated Certificate of Incorporation;
       and By-Laws                        1 Amendments thereto dated November 3,
                                          1987(2), October 19, 1988(2) and
                                          October 16, 1989 (included in the
                                          Restated Certificate of Incorporation
                                          filed herewith).

                                    3.2   By-Laws, as amended(2) Amendment
                                          thereto dated April 12, 1994(12),
                                          January 13, 1997(22), and July 16,
                                          1992 (included in the Amended
                                          By-Laws filed herewith).

4.     Instruments defining         4.1   Restated Certificate of Incorporation
       the rights of security             and Amendments (see Exhibit 3.1).
       holders

                                    4.2   By-Laws, as amended (See Exhibit 3.2).

                                    4.3   Credit Agreement dated September 9,
                                          1996, between the Registrant and
                                          the Bank of America, Illinois.(15)

                                    4.4   Rights Agreement between the
                                          Registrant and the First National
                                          Bank of Chicago dated July 8,
                                          1997.(17)

                                    4.5   Indenture dated October 15, 1989
                                          between the Registrant and U.S.
                                          Bank Trust National Association
                                          (formerly known as First Trust,
                                          National Association, as successor
                                          in interest to Continental Bank,
                                          National Association) as Trustee,
                                          relating to debt securities; (5)
                                          First Supplemental Indenture
                                          thereto dated August 26, 1991;(6)
                                          Second Supplemental Indenture
                                          thereto dated December 10, 1997.(18)

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

10.     Material Contracts          10.1  AAR CORP. Stock Benefit Plan,11
                                          Amendments thereto dated July 29,
                                          1996, January 2, 1997,(15) May 6,
                                          1997,(2)1 and March 20, 1998.(19)

                                    10.2  Death Benefit Agreement dated
                                          August 24, 1984 between the
                                          Registrant and Ira A. Eichner;(8)
                                          Amendments thereto dated August 12,
                                          1988(4), May 25, 1990 and October
                                          9, 1996 (filed herewith
                                          respectively); and his agreement to
                                          terminate such Death Benefit
                                          Agreement dated May 30, 1999 (filed
                                          herewith).

                                       43

               INDEX                                   EXHIBITS
               -----                                   --------

                                    10.3  Further Restated and Amended
                                          Employment Agreement dated August 1,
                                          1985 between the Registrant and
                                          Ira A. Eichner;(3) Amendments thereto
                                          dated August 12, 1988,(4) May 25,
                                          1990, 16 July 13, 1994,(16)
                                          October 9, 1996(21) and October 31,
                                          1997.(21)

                                    10.4  Trust Agreement dated August 12,
                                          1988 between the Registrant and Ira A.
                                          Eichner(4) and amendments thereto dated
                                          May 25, 1990(16), February 4,
                                          1994(12), October 9, 1996 and May 31,
                                          1999 (filed herewith respectively).

                                    10.5  AAR CORP Directors' Retirement Plan,
                                          dated April 14, 1992.(9)

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

                                    10.8  Amended and Restated Severance
                                          and Change in Control agreement dated
                                          April 8, 1997 between the Registrant
                                          and Philip C. Slapke.(21)

                                    10.9  Amended and Restated Severance
                                          and Change in Control agreement dated
                                          April 8, 1997 between the Registrant
                                          and Howard A. Pulsifer.(21)

                                    10.10 Amended and Restated Severance
                                          and Change in Control agreement dated
                                          April 8, 1997 between the Registrant
                                          and Timothy J. Romenesko.(21)

21.     Subsidiaries of             21.1  Subsidiaries of AAR CORP. (filed
        the Registrant                    herewith).

23.     Consents of experts         23.1  Consent of KPMG LLP (filed herewith).
        and counsel

27.     Financial Data              27.1  Financial Data Schedule for the
        Schedule                          Registrant's  fiscal year ended
                                          May 31, 1999.

-----------------
    Notes:

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

    5 Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1989.

    6 Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-3 filed August 27, 1991.

    7 Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991

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

   12 Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

   13 Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

   14 Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

   15 Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.

   16 Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

   17 Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 4, 1997.

   18  Incorporated by reference to Exhibits to the Registrant's
       Registration Statement on Form S-3 filed December 10, 1997.

   19 Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.

   20  Incorporated by reference to Exhibits to the Registrant's
       Registration Statement on Form S-3 filed May 15, 1998.

   21 Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.

   22 Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.