Form 10-Q
period 1999-08-31
AAR CORP
filed 1999-10-15
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


 For Quarterly Period Ended  AUGUST 31, 1999   Commission file number  1-6263
                             ---------------                           ------


                                    AAR CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     36-2334820
----------------------------                ----------------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)

ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS            60191
----------------------------------------------------------         -----------
        (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (630) 227-2000
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

                                      Yes  X     No
                                          ---       ---


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each on the issuer's classes of common stock, as of the latest practicable date.

$1.00 par value, 27,401,250 shares outstanding as of AUGUST 31, 1999.
-----            ----------                          ----------------

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10-Q
                                 August 31, 1999
                                Table of Contents

                                                                                                    Page
                                                                                                    ----
PART I -  FINANCIAL INFORMATION
       Item 1. Financial Statements
               Condensed Consolidated Balance Sheets                                                   3
               Condensed Consolidated Statements of Income                                             4
               Condensed Consolidated Statements of Cash Flows                                         5
               Condensed Consolidated Statements of Comprehensive Income                               6
               Notes to Condensed Consolidated Financial Statements                                7 - 9
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                10 -13
       Item 3. Quantitative and Qualitative
               Disclosure about Market Risk                                                           13

PART II - OTHER INFORMATION
       Item 6. Exhibits and Reports on Form 8-K
               Exhibits                                                                               14
               Reports on Form 8-K                                                                    14

       Signature Page                                                                                 15

PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     As of August 31, 1999 and May 31, 1999
                                 (000s omitted)

                                                                                      August 31,              May 31,
                                                                                         1999                   1999
                                                                                      ----------              -------
                                                                                     (Unaudited)           (Derived from
                                                                                                         audited financial
                                                                                                            statements)
ASSETS
------
Current assets:
     Cash and cash equivalents                                                          $  1,444           $  8,250
     Accounts receivable, less allowances of $4,686
          and $4,830, respectively                                                       142,903            164,302
     Inventories                                                                         270,475            270,654
     Equipment on or available for short-term leases                                      42,590             33,845
     Deferred tax assets, deposits and other                                              40,240             31,135
                                                                                      ----------         ----------
          Total current assets                                                           497,652            508,186
                                                                                      ----------         ----------
Property, plant and equipment, net                                                       106,353            104,012
                                                                                      ----------         ----------

Other assets:
     Investments in leveraged leases                                                      34,146             34,053
     Cost in excess of underlying net assets of acquired companies, net                   39,786             40,093
     Other                                                                                40,976             40,286
                                                                                      ----------         ----------
                                                                                         114,908            114,432
                                                                                      ----------         ----------
                                                                                        $718,913           $726,630
                                                                                      ----------         ----------
                                                                                      ----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank borrowings                                                                    $ 23,500           $     --
     Current maturities of long-term debt                                                    510                420
     Accounts and trade notes payable                                                     90,962            129,703
     Accrued liabilities                                                                  33,338             36,803
     Accrued taxes on income                                                               8,271              6,660
                                                                                      ----------         ----------
          Total current liabilities                                                      156,581            173,586
                                                                                      ----------         ----------

Long-term debt, less current maturities                                                  180,800            180,939
Deferred tax liabilities                                                                  45,308             44,870
Retirement benefit obligation                                                              1,200              1,200
                                                                                      ----------         ----------
                                                                                         227,308            227,009
                                                                                      ----------         ----------
 Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 250 shares; none issued                     --                --
     Common stock, $1.00 par value, authorized 80,000
          shares; issued 29,037 and 28,998 shares, respectively                           29,037            28,998
     Capital surplus                                                                     144,474           144,095
     Retained earnings                                                                   193,032           184,529
     Treasury stock, 1,635 and 1,617 shares at cost, respectively                        (25,574)          (25,463)
     Accumulated other comprehensive income (loss) -
         Cumulative translation adjustments                                               (5,945)           (6,124)
                                                                                      ----------         ----------
                                                                                         335,024           326,035
                                                                                      ----------         ----------
                                                                                        $718,913          $726,630
                                                                                      ----------         ----------
                                                                                      ----------         ----------

           The accompanying Notes to Condensed Consolidated Financial
               Statements are an integral part of these statements

                           AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Income
               For the Three Months Ended August 31, 1999 and 1998
                                   (Unaudited)
                      (000s omitted except per share data)

                                                                                                      Three Months Ended
                                                                                                          August 31,
                                                                                                ------------------------------
                                                                                                    1999               1998
                                                                                                -----------        -----------
Net sales                                                                                         $245,909           $215,898
                                                                                                  --------           --------

Costs and operating expenses:
     Cost of sales                                                                                 201,719            174,849
     Selling, general and administrative                                                            23,683             23,010
                                                                                                  --------           --------

Operating income                                                                                    20,507             18,039

Interest expense                                                                                    (5,809)            (4,262)
Interest income                                                                                        688                 29
                                                                                                  --------           --------

Income before provision for income taxes                                                            15,386             13,806

Provision for income taxes                                                                           4,555              4,183
                                                                                                  --------           --------

Net income                                                                                      $   10,831         $    9,623
                                                                                                  --------           --------
                                                                                                  --------           --------

Earnings per share - Basic                                                                         $   .40            $   .35
Earnings per share - Diluted                                                                       $   .39            $   .34

Weighted average common shares outstanding
    - Basic
                                                                                                    27,394             27,713
Weighted average common shares outstanding
    - Diluted
                                                                                                    27,827             28,312

Dividends paid and declared per share of                                                           $  .085            $  .085
     common stock

      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended August 31, 1999 and 1998
                                   (Unaudited)
                                 (000s omitted)

                                                                                                      Three Months Ended
                                                                                                          August 31,
                                                                                                  ---------------------------
                                                                                                    1999               1998
                                                                                                  --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                    $ 10,831           $  9,623
    Adjustments to reconcile net income to net cash
      provided from (used in) operating activities:
         Depreciation and amortization                                                               4,570              4,228
         Deferred taxes                                                                                438                876
         Change in certain assets and liabilities:
             Accounts receivable                                                                    21,451            (17,586)
             Inventories                                                                               123            (10,982)
             Equipment on or available for short-term leases                                        (8,610)               799
             Accounts and trade notes payable                                                      (38,773)            30,566
             Accrued liabilities and taxes on income                                                (1,644)            (1,236)
             Other assets                                                                           (9,056)            (1,187)
                                                                                                  --------           --------

   Net cash provided from (used in) operating activities                                           (20,670)            15,101
                                                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment expenditures, net                                                  (6,047)            (8,357)
   Investment in equipment on long-term leases
      and leveraged leases                                                                             (93)             9,304
   Notes receivable and other                                                                       (1,205)            (5,106)
                                                                                                  --------           --------

    Net cash used in investing activities                                                           (7,345)            (4,159)
                                                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank                                                                               23,500                  -
   Change in borrowings                                                                                (49)               (57)
   Cash dividends                                                                                   (2,329)            (2,355)
   Other                                                                                               (50)                15
                                                                                                  --------           --------

   Net cash provided from (used in) financing activities                                            21,072             (2,397)
                                                                                                  --------           --------

Effect of exchange rate changes on cash                                                                137                (59)
                                                                                                  --------           --------

Increase (decrease) in cash equivalents                                                             (6,806)             8,486

Cash and cash equivalents, beginning of period                                                       8,250             17,222
                                                                                                  --------           --------

 Cash and cash equivalents, end of period                                                         $  1,444           $ 25,708
                                                                                                  --------           --------

            The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
               For the Three Months Ended August 31, 1999 and 1998
                                 (000s omitted)






                                                                                                 Three Months Ended
                                                                                                       August 31,
                                                                                           -------------------------------
                                                                                              1999                   1998
                                                                                           --------                -------
    Net income                                                                             $ 10,831                $ 9,623

     Other comprehensive income (loss) -
       Foreign currency translation                                                             179                    145
                                                                                           --------                -------

    Total Comprehensive Income                                                             $ 11,010                $ 9,768
                                                                                           --------                -------
                                                                                           --------                -------








            The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 August 31, 1999
                                 (000s omitted)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of AAR CORP. (the Company) and its subsidiaries after elimination of intercompany accounts and transactions.

The Company conducts portions of its business through joint venture investments accounted for under the equity method. These equity affiliates are primarily engaged in the distribution of certain engine parts and aircraft rotable spares to worldwide aviation customers.

These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of May 31, 1999 has been derived from audited financial statements. To prepare the financial statements in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 1999 and the condensed consolidated results of operations, cash flows and comprehensive income for the three-month periods ended August 31, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE B - REVENUE RECOGNITION

Sales and related cost of sales are recognized primarily upon shipment of products and performance of services. Lease revenue is recognized as earned. Certain purchases of factory new products from original equipment manufacturers made for customers under long-term inventory management outsourcing arrangements are not included in revenues or cost of sales based on the nature of services performed under the arrangements. The amounts billed, which equal the related purchase cost under these arrangements were $20,774 and $34,593 during the three month periods ended August 31, 1999 and 1998, respectively. The amounts billed, which equal the related purchase cost under these arrangements were $132,572, $74,514 and $44,225 during fiscal 1999, 1998 and 1997, respectively.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                           August 31, 1999 (Continued)
                                 (000s omitted)


NOTE C - INVENTORY

The following is a summary of inventories:

                                                                                              August 31,        May 31,
                                                                                                 1999            1999
                                                                                              ----------       --------
       Raw materials and parts                                                                $ 51,012         $ 50,352
       Work-in-process                                                                          11,214           12,733
       Purchased aircraft, parts, engines and components held for sale                         208,249          207,569
                                                                                              ----------       --------
                                                                                              $270,475         $270,654
                                                                                              ----------       --------
                                                                                              ----------       --------

NOTE D - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows follows:

                                                                                                  Three Months Ended
                                                                                                     August 31,
                                                                                                -----------------------
                                                                                                 1999             1998
                                                                                                ------           ------
                  Interest paid                                                                 $4,016           $2,487
                  Income taxes paid                                                              2,375            1,658
                  Income tax refunds received                                                      300               17


NOTE E - COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 1999 and 1998.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                           August 31, 1999 (Continued)
                                 (000s omitted)

NOTE E - COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK (CONTINUED)

                                                                                  Three Months Ended
                                                                                     August 31,
                                                                               -----------------------
                                                                                 1999            1998
                                                                               -------         -------
BASIC EPS
    Net income                                                                 $10,831         $ 9,623

    Common shares outstanding                                                   27,394          27,713
                                                                               -------         -------

    Basic earnings per share                                                   $  0.40         $  0.35
                                                                               -------         -------
                                                                               -------         -------

DILUTED EPS
    Net  income                                                                $10,831         $ 9,623
    Common shares outstanding                                                   27,394          27,713
    Additional shares due to hypothetical
      exercise of stock options                                                    433             599
                                                                               -------         -------
                                                                                27,827          28,312
                                                                               -------         -------

    Diluted earnings per share                                                 $  0.39         $  0.34
                                                                               -------         -------
                                                                               -------         -------

 PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. and Subsidiaries
                              Results of Operations
                       (000s omitted except percent data)

THREE-MONTH PERIOD ENDED AUGUST 31, 1999
(as compared with the same period of the prior year)

The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated net sales for the Company's classes of similar products and services within this segment for the three month periods ended August 31, 1999 and 1998.

                                                                                 Three Months Ended
                                                                                     August 31,
                                                                              -------------------------
                                                                                1999             1998
                                                                              --------         --------
Net Sales:
                    Aircraft and Engines                                      $119,878         $ 90,067
                    Airframe and Accessories                                    96,142           92,916
                    Manufacturing                                               29,889           32,915
                                                                               -------         -------
                                                                              $245,909         $215,898
                                                                               -------         -------
                                                                               -------         -------


Consolidated net sales for the first quarter of the Company's fiscal year ending May 31, 2000 (fiscal 2000) increased $30.0 million or 13.9% over the same period in the prior year. Net sales in Aircraft and Engines increased $29.8 million or 33.1% reflecting higher sales of the Company's aircraft and engine products, partially offset by lower sales of engine parts in certain long-term inventory management programs. Net sales in Airframe and Accessories increased $3.2 million or 3.5% during the first quarter of fiscal 2000 reflecting higher demand for the Company's aircraft maintenance and component overhaul repair services. Net sales in Manufacturing decreased $3.0 million or 9.2% due to the impact of the sale of the Company's floor maintenance products manufacturing subsidiary in November, 1998, partially offset by increased sales of products supporting the U.S. Government's rapid deployment program. Adjusting for the sale of the Company's floor maintenance products manufacturing subsidiary, net sales of the Company's manufacturing products increased 8.6%.

Consolidated gross profit increased $3.1 million or 7.7% over the prior year period due to increased consolidated net sales partially offset by a decrease in the consolidated gross profit margin to 18.0% from 19.0%. The reduction in the consolidated gross profit margin was primarily attributable to the mix of inventories sold reflecting lower sales of higher margin products in certain long-term inventory management programs. Consolidated operating income increased $2.5 million or 13.7% compared to the prior year period as a result of increased consolidated net sales, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales, however total expenses increased principally due to increased information technology and marketing support costs.

Consolidated net income increased $1.2 million or 12.6% over the prior year period due primarily to the factors discussed above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

                           AAR CORP. and Subsidiaries
                               Financial Condition
                          (000s omitted except ratios)

AT AUGUST 31, 1999

At August 31, 1999, the Company's liquidity and capital resources included cash of $1.4 million and working capital of $341.1 million. At August 31, 1999, the Company's ratio of long-term debt to capitalization was 35.1%, down from 35.7% at May 31, 1999. The Company continues to maintain its available external sources of financing including $155.1 million of unused bank lines, a universal shelf registration on file with the Securities and Exchange Commission under which up to $200 million of common stock, preferred stock or medium - or long-term debt securities may be issued or sold subject to market conditions, and an accounts receivable securitization program where the Company may sell an interest in a defined pool of accounts receivable up to $35 million. Accounts receivable sold under this arrangement were $25.5 million as of August 31, 1999.

During the three-month period ended August 31, 1999, the Company used $20.7 million of cash from operations compared to generating $15.1 million of cash from operations during the three-month period ended August 31, 1998. The decrease in cash generated from operations was due principally to a reduction in accounts and trade notes payable during the first quarter of fiscal year 2000 primarily reflecting the timing of payments of accounts payable.

During the three-month period ended August 31,1999, the Company's investing activities used $7.3 million of cash compared to $4.2 million during the three-month period ended August 31, 1998. The increase in cash used for investing activities was attributable to the prior year's first quarter including proceeds from the sale of an equity interest in a leveraged lease, partially offset by a reduction in capital expenditures reflecting lower system enhancements and facility expansion expenditures during the first quarter of fiscal year 2000.

During the three-month period ended August 31, 1999, the Company's financing activities generated $21.1 million of cash compared to using $2.4 million during the three-month period ended August 31, 1998. The increase in cash generated from financing activities was due to proceeds from bank borrowings in the first quarter of fiscal year 2000 of $23.5 million.

The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.*

A summary of key indicators of financial condition and lines of credit follows:


                                                   August 31,          May 31,
Description                                          1999               1999
                                                   --------           --------
Working capital                                    $341,071           $334,600
Current ratio                                         3.2:1              2.9:1

Bank credit lines:
Borrowings outstanding                               23,500                  -
Available but unused lines                          155,133            178,800
                                                   --------           --------
Total credit lines                                 $178,633           $178,800
                                                   --------           --------
                                                   --------           --------

Long-term debt, less current maturities            $180,800           $180,939

Ratio of long-term debt to capitalization              35.1%              35.7%

---------------------------------

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

During fiscal 1999, the Company successfully completed the implementation of the replacement systems at its manufacturing facilities and in the Company's new parts distribution business. The capital outlay associated with the implementation of these replacement systems was $8,700, which was paid in fiscal 1999 and 1998.

During fiscal 1999 the Company expanded and modified its plans to replace the existing systems at its overhaul facilities to include, among other things, purchasing new hardware, upgrading the main existing operating system and converting the existing business application to ensure Year 2000 compliance (the upgrades). During the first quarter of fiscal 2000, the Company completed the upgrades at two of the overhaul facilities at a cost of $600 and expects to complete the upgrades at the third overhaul facility by October 31, 1999. The cost to complete the upgrades at the third facility is expected to be approximately $300 and will be incurred in the third quarter of fiscal 2000.* Implementation of additional enhancements, which may include the implementation of new systems, which are year 2000 compliant, may continue into the Year 2000.*

In addition to the above, the Company has conducted an extensive formal Year 2000 compliance review (including testing) of its internal systems which are not being replaced. Based on the results of this review and program testing, the Company believes that the business applications supporting the Company's trading businesses and certain other overhaul businesses are Year 2000 compliant.* In addition, the Company believes that its existing major financial applications are Year 2000 compliant, although the Company is in the process of upgrading its major financial applications to the most recent version.*

In addition to the cost of the business application systems being implemented or enhanced to meet operational requirements, the Company has incurred other Year 2000 compliance costs unrelated to the replacement systems referenced above. The Company has numerous local-area networks, wide-area networks, servers, voice mail systems and other technical support systems (the "sub-systems"). The Company has completed an inventory of the sub-systems, as well as the compliance status of the sub-systems, and has taken corrective action where necessary, and believes essentially 100% of the sub-systems are Year 2000 compliant.*

--------------------------------

* See "Forward Looking Statements" section of this item.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. and Subsidiaries
                               Financial Condition
                          (000s omitted except ratios)

As part of its continuing Year 2000 review, the Company has communicated with its material vendors, customers and suppliers regarding their Year 2000 compliance. While the Company is aggressively addressing the Year 2000 issue internally, the compliance status of each of the third parties with which the Company has material relationships is presently unknown and the failure of one or more third parties to be compliant could potentially have an adverse effect on the Company's operations.* The Company believes that the Year 2000 compliance failure of a significant third-party supplier or customer is the most reasonably likely worst case scenario for a Year 2000 failure.* As specific significant risks become known for third parties that could have a significant impact on AAR's operations, contingency plans will be developed accordingly.

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

PART I, ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk is limited to fluctuating interest rates under its unsecured bank credit agreements, and foreign exchange rates. During the first quarter of fiscal 2000 and 1999, respectively, the Company did not utilize derivative financial instruments to offset these risks. A hypothetical 10 percent increase to the average interest rate under the Company's bank credit agreements and a hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have had a material impact on the results of operations for the Company during the first quarter of fiscal 2000 and 1999, respectively. --------------------------------

* See "Forward Looking Statements" section of this item.

PART II - OTHER INFORMATION

                           AAR CORP. and Subsidiaries
                                 August 31, 1999

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

ITEM


27.   Financial          27.1  Financial Data Schedule for the Registrant's
      Data Schedule            three-month interim period ended August 31, 1999.

(b) REPORTS ON FORM 8-K FOR QUARTER ENDED AUGUST 31, 1999:

    The Company filed no reports on Form 8-K during the three months ended August 31, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  AAR CORP.
                                         --------------------------
                                         (Registrant)





Date: October 14, 1999                      /s/ Timothy J. Romenesko
                                           --------------------------
                                            Timothy J. Romenesko
                                            Vice President and Chief
                                            Financial Officer
                                            (Principal Financial
                                            Officer and officer duly
                                            authorized to sign on
                                            behalf of registrant)