Form 10-Q
period 1999-11-30
AAR CORP
filed 2000-01-14
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


For Quarterly Period Ended NOVEMBER 30, 1999 Commission file number 1-6263

                                   AAR CORP.
                               ---------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                   36-2334820
-------------------------------        -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS           60191
----------------------------------------------------------           -----
        (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (630) 227-2000
                                                        -------------------

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
                               Yes   X    No
                                   ------     --------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  $1.00 par value, 27,180,521 shares outstanding as of NOVEMBER 30, 1999

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10-Q
                                November 30, 1999

                                TABLE OF CONTENTS


                                                                                               PAGE
                                                                                               ----
PART I -- FINANCIAL INFORMATION
       Item 1. Financial Statements
               Condensed Consolidated Balance Sheets                                              3
               Condensed Consolidated Statements of Income                                        4
               Condensed Consolidated Statements of Cash Flows                                    5
               Condensed Consolidated Statements of Comprehensive Income                          6
               Notes to Condensed Consolidated Financial Statements                          7 -  9
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                          10 - 13
       Item 3. Quantitative and Qualitative Disclosure About Market Risk                         13


PART II -- OTHER INFORMATION
       Item 4. Submission of Matters to a Vote of Security Holders                               14
       Item 6. Exhibits and Reports on Form 8-K
               Exhibits                                                                          14
               Reports on Form 8-K                                                               14

       Signature Page                                                                            15

PART I, ITEM 1 -- FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    As of November 30, 1999 and May 31, 1999
                                 (000s omitted)

                                                                                   November 30,            May 31,
                                                                                       1999                 1999
                                                                                   -------------      -----------------
                                                                                   (Unaudited)          (Derived from
                                                                                                      audited financial
                                                                                                        statements)
ASSETS
Current assets:
      Cash and cash equivalents                                                    $      2,821      $       8,250
      Accounts receivable, less allowances of $4,658 and $4,830 respectively            172,360            164,302
      Inventories                                                                       281,008            270,654
      Equipment on or available for short-term lease                                     40,007             33,845
      Deferred tax assets, deposits and other                                            26,825             31,135
                                                                                   ------------       ------------
         Total current assets                                                           523,021            508,186
                                                                                   ------------       ------------
Property, plant and equipment, net                                                      108,868            104,012
                                                                                   ------------       ------------
Other assets:
      Investments in leveraged leases                                                    34,236             34,053
      Cost in excess of underlying net assets of acquired companies                      39,476             40,093
      Other                                                                              41,442             40,286
                                                                                   ------------       ------------
                                                                                        115,154            114,432
                                                                                   ------------       ------------
                                                                                   $    747,043       $    726,630
                                                                                   ------------       ------------
                                                                                   ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank borrowings                                                               $     23,600        $        --
     Current maturities of long-term debt                                                   334                420
     Accounts and trade notes payable                                                   124,834            129,703
     Accrued liabilities                                                                 26,596             36,803
     Accrued taxes on income                                                              5,072              6,660
                                                                                   ------------        -----------
         Total current liabilities                                                      180,436            173,586
                                                                                   ------------        -----------

Long-term debt, less current maturities                                                 180,715            180,939
Deferred tax liabilities                                                                 45,604             44,870
Retirement benefit obligation                                                             1,200              1,200
                                                                                   ------------        -----------
                                                                                        227,519            227,009
                                                                                   ------------        -----------
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 250 shares, none issued                    --                 --
     Common stock, $1.00 par value, authorized 80,000
         shares; issued 29,080 and 28,998 shares, respectively                           29,080             28,998
      Capital surplus                                                                   145,589            144,095
      Retained earnings                                                                 201,558            184,529
      Treasury stock, 1,899 and 1,617 shares at cost, respectively                      (30,100)           (25,463)
      Accumulated other comprehensive income (loss) --
         Cumulative translation adjustments                                              (7,039)            (6,124)
                                                                                   ------------        -----------
                                                                                        339,088            326,035
                                                                                   ------------        -----------
                                                                                   $    747,043        $   726,630
                                                                                   ------------        -----------
                                                                                   ------------        -----------

           The accompanying Notes to Condensed Consolidated Financial
               Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Income
          For the Three and Six Months Ended November 30, 1999 and 1998
                                   (Unaudited)
                      (000s omitted except per share data)


                                                              Three Months Ended            Six Months Ended
                                                                 November 30,                  November 30,
                                                          -----------------------        ------------------------
                                                            1999            1998           1999            1998
                                                          --------       --------        --------        --------

Net sales                                                 $248,070       $228,798        $493,979        $444,696
                                                          --------       --------        --------        --------
Costs and operating expenses:
     Cost of sales                                         202,342        186,058         404,061         360,907
     Selling, general and administrative                    24,469         23,839          48,152          46,849
                                                          --------       --------        --------        --------
                                                           226,811        209,897         452,213         407,756

Operating income                                            21,259         18,901          41,766          36,940

Interest expense                                            (5,961)        (4,611)        (11,770)         (8,873)
Interest income                                                282            108             970             137
                                                          --------       --------        --------        --------

Income before provision for income taxes                    15,580         14,398          30,966          28,204

Provision for income taxes                                   4,674          4,363           9,229           8,546
                                                          --------       --------        --------        --------

Net income                                                $ 10,906       $ 10,035        $ 21,737        $ 19,658
                                                          --------       --------        --------        --------
                                                          --------       --------        --------        --------

Earnings per share -- Basic                               $    .40       $    .36        $    .80        $    .71
Earnings per share -- Diluted                             $    .40       $    .36        $    .79        $    .70

Weighted average common shares
     outstanding -- Basic                                   27,199         27,570          27,296          27,642
Weighted average common shares
     outstanding -- Diluted                                 27,489         28,042          27,662          28,210
Dividends paid and declared per share
     of common stock                                      $   .085       $   .085        $    .17        $    .17


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended November 30, 1999 and 1998
                                   (Unaudited)
                                 (000s omitted)


                                                                          Six Months Ended
                                                                             November 30,
                                                                    --------------------------
                                                                      1999              1998
                                                                    --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 21,737          $ 19,658
   Adjustments to reconcile net income to net cash
     provided from (used in) operating activities:
         Depreciation and amortization                                 9,010             8,430
         Deferred taxes                                                  734             3,638
         Change in certain assets and liabilities:
             Accounts receivable                                      (8,383)          (18,657)
             Inventories                                             (10,793)          (49,333)
             Equipment on or available for short term lease           (6,168)            2,038
             Accounts and trade notes payable                         (4,776)           49,361
             Accrued liabilities and taxes on income                 (11,140)           (7,615)
             Other                                                     4,232            (1,909)
                                                                    --------          --------
   Net cash provided from (used in) operating activities              (5,547)            5,611
                                                                    --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment expenditures, net                   (12,604)          (16,262)
   Acquisitions, less cash acquired                                       --            (6,000)
   Proceeds from sale of business                                         --            11,685
   Investment in equipment on long-term leases
      and leveraged leases                                              (183)           30,689
   Notes receivable and other                                         (1,404)           (7,541)
                                                                    --------           -------

   Net cash provided from (used in) investing activities             (14,191)           12,571
                                                                    --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings                                                    23,600                --
   Repayment of long-term debt                                          (311)             (123)
   Cash dividends                                                     (4,709)           (4,697)
   Purchases of treasury stock                                        (4,446)           (3,520)
   Other                                                                 (23)               30
                                                                    --------          --------

   Net cash provided from (used in) financing activities              14,111            (8,310)
                                                                    --------          --------

Effect of exchange rate changes on cash                                  198                (3)
                                                                    --------          --------

Increase (decrease) in cash and cash equivalents                      (5,429)            9,869

Cash and cash equivalents, beginning of period                         8,250            17,222
                                                                    --------          --------
Cash and cash equivalents, end of period                            $  2,821          $ 27,091
                                                                    --------          --------
                                                                    --------          --------

            The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
               For the Six Months Ended November 30, 1999 and 1998
                                 (000s omitted)


                                                                Six Months Ended
                                                                  November 30,
                                                            -----------------------
                                                              1999          1998
                                                            --------      --------
Net income                                                  $ 21,737      $ 19,658

 Other comprehensive income --
   Foreign currency translation                                 (915)        1,441
                                                            --------      --------

Total Comprehensive Income                                  $ 20,822      $ 21,099
                                                            --------      --------
                                                            --------      --------


            The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                November 30, 1999
                                 (000s omitted)

NOTE A -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of AAR CORP. (the Company) and its subsidiaries after elimination of intercompany accounts and transactions.

The Company conducts portions of its business through joint venture investments accounted for under the equity method. These equity affiliates are primarily engaged in the distribution and leasing of certain engine parts and aircraft rotable spares to worldwide aviation customers.

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

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 1999 and the condensed consolidated results of operations for the three and six-month periods ended November 30, 1999 and 1998, and condensed consolidated statement of cash flows and comprehensive income for the six-month periods ended November 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE B -- REVENUE RECOGNITION

Sales and related cost of sales are recognized primarily upon shipment of products and performance of services. Lease revenue is recognized as earned. Certain purchases of factory new products from original equipment manufacturers made for customers under long-term inventory management outsourcing arrangements are not included in revenues or cost of sales based on the nature of services performed under the arrangements. The amounts billed, which equal the related purchase cost under these arrangements were $47,944 and $88,027 during the six month periods ended November 30, 1999 and 1998, respectively. The amounts billed, which equal the related purchase cost under these arrangements were $132,572, $74,514 and $44,225 during fiscal 1999, 1998 and 1997, respectively.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                          November 30, 1999 (Continued)
                                 (000s omitted)

NOTE C -- INVENTORY

The summary of inventories is as follows:


                                                                               November 30,        May 31,
                                                                                  1999              1999
                                                                               ------------       --------

       Raw materials and parts                                                   $ 55,387         $ 50,352
       Work-in-process                                                             10,709           12,733
       Purchased aircraft, parts, engines and components held for sale            214,912          207,569
                                                                                 --------         --------
                                                                                 $281,008         $270,654
                                                                                 ========         ========



NOTE D -- SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:


                                                                                    Six Months Ended
                                                                                       November 30,
                                                                                 ---------------------
                                                                                    1999          1998
                                                                                 -------        ------
         Interest paid                                                           $11,393        $8,285
         Income taxes paid                                                         8,998         2,975
         Income tax refunds received                                                 311           370


NOTE E -- COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three and six-month periods ended November 30, 1999 and 1998.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                          November 30, 1999 (Continued)
                                 (000s omitted)

NOTE E -- COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK (CONTINUED)


                                                         Three Months Ended            Six Months Ended
                                                            November 30                   November 30
                                                      ------------------------      ------------------------
                                                         1999           1998           1999           1998
                                                      ---------      ---------      ---------      ---------
BASIC EPS
    Net income                                        $  10,906      $  10,035      $  21,737      $  19,658
    Common shares outstanding                            27,199         27,570         27,296         27,642
    Basic earnings per share                                .40            .36            .80            .71

DILUTED EPS
    Net  income                                       $  10,906      $  10,035      $  21,737      $  19,658
    Common shares outstanding                            27,199         27,570         27,296         27,642
    Additional shares due to hypothetical
      exercise of stock options                             290            472            366            568
                                                      ---------      ---------      ---------      ---------
                                                         27,489         28,042         27,662         28,210
                                                      ---------      ---------      ---------      ---------
    Diluted earnings per share                        $     .40      $     .36      $     .79      $     .70
                                                      ---------      ---------      ---------      ---------
                                                      ---------      ---------      ---------      ---------

PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS
                       (000s omitted except percent data)

THREE AND SIX-MONTH PERIOD ENDED NOVEMBER 30, 1999
(as compared with the same period of the prior year)

The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated net sales for the Company's classes of similar products and services within this segment for the three and six months ended November 30, 1999 and 1998.


                                                  Three Months Ended           Six Months Ended
                                                      November 30,                November 30,
                                              ----------     ----------     ----------     ----------
                                                 1999           1998           1999           1998
                                              ----------     ----------     ----------     ----------
    Net Sales:
          Aircraft and Engines                $  121,315     $   98,271     $  241,192     $  188,340
          Airframe and Accessories                96,488         96,969        192,630        189,884
          Manufacturing                           30,267         33,558         60,157         66,472
                                              ----------     ----------     ----------     ----------
                                              $  248,070     $  228,798     $  493,979     $  444,696
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------

THREE-MONTH PERIOD ENDED NOVEMBER 30, 1999
(as compared with the same period of the prior year)

Consolidated net sales for the second quarter of the Company's fiscal year ending May 31, 2000 (fiscal 2000) increased $19.3 million or 8.4% over the same period in the prior year. Net sales in Aircraft and Engines increased $23.0 million or 23.4% reflecting higher aircraft sales and leasing, engine sales and leasing and engine parts sales, notwithstanding lower engine inputs and reduced demand at certain inventory management sites. Net sales in Airframe and Accessories were essentially unchanged from the prior year as increased revenues at the Company's aircraft maintenance and component repair facilities were offset by lower airframe part sales. Net sales in Manufacturing decreased $3.3 million or 9.8% due to the impact of the sale of the Company's floor maintenance products manufacturing subsidiary in November, 1998, partially offset by increased sales of products supporting the U.S. Government's rapid deployment program. Adjusting for the sale of the Company's floor maintenance products manufacturing subsidiary, net sales of the Company's manufacturing products increased 3.1%.

Consolidated gross profit increased $3.0 million or 7.0% over the prior period due to increased consolidated net sales partially offset by a decrease in the consolidated gross profit margin to 18.4% from 18.7%. The reduction in the consolidated gross profit margin was primarily attributable to the mix of inventories sold. Consolidated operating income increased $2.4 million or 12.5% compared to the prior year period as a result of increased consolidated net sales, partially offset by higher general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales, however total expenses increased principally due to increased information technology and personnel costs.

Consolidated net income increased $1.0 million or 8.7% over the prior year period due primarily to the factors discussed above.

PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS
                          (000s omitted except ratios)

SIX-MONTH PERIOD ENDED NOVEMBER 30, 1999
(as compared with the same period of the prior year)

Consolidated net sales for the first half of fiscal 2000 increased $49.3 million or 11.1% over the prior year six month period reflecting increased demand for the Company's products and services. Aircraft and Engines sales increased $52.9 million or 28.1% principally due to higher sales of the Company's aircraft and engine products, partially offset by lower sales of engine parts in certain long-term inventory management programs. Net sales in Airframe and Accessories increased $2.7 million or 1.4% over the prior period reflecting higher demand for aircraft maintenance and component services, partially offset by lower airframe parts sales. Manufacturing net sales decreased $6.3 million or 9.5% due to the impact of the sale of the Company's floor maintenance products manufacturing subsidiary in November 1998, partially offset by higher demand of products supporting the U.S. government's rapid deployment program.

Consolidated gross profit increased $6.1 million or 7.3% over the prior period due to increased consolidated net sales partially offset by a decrease in the consolidated gross profit margin to 18.2% from 18.8%. The reduction in the consolidated gross profit margin was primarily attributable to the mix of inventories sold reflecting lower sales of higher margin products in certain long-term inventory management programs. Consolidated operating income increased $4.8 million or 13.1% compared to the prior year period as a result of increased consolidated net sales, partially offset by higher general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sale, however total expenses increased principally due to increased information technology and personnel costs.

Consolidated net income increased $2.1 million or 10.6% over the prior year period due primarily to the factors discussed above.

PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION
                          (000s omitted except ratios)

AT NOVEMBER 30, 1999

At November 30, 1999, the Company's liquidity and capital resources included cash of $2.8 million and working capital of $342.6 million. At November 30, 1999, the Company's ratio of long-term debt to capitalization was 34.8%, down from 35.7% at May 31, 1999. The Company continues to maintain its available external sources of financing including $155.1 million of unused bank lines, a universal shelf registration on file with the Securities and Exchange Commission under which up to $200 million of common stock, preferred stock or medium - or long-term debt securities may be issued or sold subject to market conditions, and an accounts receivable securitization program where the Company may sell an interest in a defined pool of accounts receivable up to $35 million. As of November 30, 1999, accounts receivable sold under this arrangement were $27.6 million, an increase of $2.3 million from May 31, 1999.

During the six month period ended November 30, 1999, the Company used $5.5 million of cash from operations compared to generating $5.6 million of cash from operations during the six month period ended November 30, 1998. The decrease in cash generated from operations was due principally to a reduction in accounts and trade notes payable during the six month period ended November 30, 1999.

During the six month period ended November 30, 1999, the Company's investing activities used $14.2 million of cash, principally as a result of property, plant and equipment expenditures. During the six month period ended November 30, 1998, the company generated $12.6 million of cash from investing activities reflecting the proceeds received from the Company's divestiture of its floor products manufacturing subsidiary and proceeds from the sale of equipment on long-term lease and an equity interest in a leveraged lease, partially offset by property, plant and equipment expenditures and an acquisition.

During the six month period ended November 30, 1999, the Company's financing activities generated $14.1 million of cash compared to using $8.3 million during the six month period ended November 30, 1998. The increase in cash generated from financing activities was due to proceeds from bank borrowings in the first half of fiscal year 2000 of $23.6 million.

The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.*

A summary of key indicators of financial condition and lines of credit follow:


                                                            November 30,          May 31,
      Description                                              1999                1999
    ---------------                                         -----------          ---------
    Working capital                                         $342,585             $334,600
    Current ratio                                             2.9:1                2.9:1

    Bank credit lines:
     Borrowings outstanding                                   23,600                --
     Available but unused lines                              155,056              178,800
                                                            --------             --------
    Total credit lines                                      $178,656             $178,800
                                                            --------             --------
                                                            --------             --------

    Long-term debt, less current maturities                 $180,715             $180,939

    Ratio of long-term debt to capitalization                   34.8%                35.7%

      * See "Forward Looking Statements" section of this item.

PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                         FINANCIAL CONDITION (CONTINUED)
                          (000s omitted except ratios)

AT NOVEMBER 30, 1999 (CONTINUED)

YEAR 2000

The Company experienced no incidents associated with the Year 2000 nor is the Company aware of any incidents associated with the Year 2000 at its major customers or third-party suppliers.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and are identified by an asterisk(*). These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: integration of acquisitions; marketplace competition; economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from these described.

PART I, ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                                   MARKET RISK

The Company's exposure to market risk is limited to fluctuating interest rates under its unsecured bank credit agreements, and foreign exchange rates. During the first half of fiscal 2000 and 1999, respectively, the Company did not utilize derivative financial instruments to offset these risks. A hypothetical 10 percent increase to the average interest rate under the Company's bank credit agreements and a hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have had a material impact on the results of operations for the Company during the first half of fiscal 2000 and 1999, respectively.

PART II -- OTHER INFORMATION

                           AAR CORP. and Subsidiaries
                                November 30, 1999

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              The Annual Meeting of Stockholders of the Company was held on October 13, 1999. The following two item were acted upon at the meeting:

              1) Election of three Class III directors to serve until the 2002 Annual Meeting of Stockholders. Three directors were nominated for election. Directors nominated who receive the majority of votes cast are elected as directors. Those directors and the voting results were as follows:


                                                            Votes
                                                             For
                                                         ----------
                      A. Robert Abboud                   22,163,992
                      Howard B. Bernick                  22,173,232
                      Ira A. Eichner                     22,172,853


              2) Amendment to the Company's restated Certificate of Incorporation to increase the authorized number of shares of common stock from 80,000,000 to 100,000,000. The results of the vote were as follows:

                      For                                20,346,855
                      Against                             3,284,374
                      Abstain                                20,128

              No other matters were presented to the Company's shareholders for action at the Annual Meeting of Stockholders.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K
(a)  EXHIBITS

ITEM


10.    Material Contracts           10.1    Sixth Amendment to AAR Corp. Stock Benefit Plan
                                            dated October 14, 1999.

27.    Financial                    27.1    Financial Data Schedule for the Registrant's six-month interim
       Data Schedule                        period ended November 30, 1999.


(b)    REPORTS ON FORM 8-K FOR QUARTER ENDED NOVEMBER 30, 1999
       The Company filed no reports on Form 8-K during the three months ended November 30, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                             AAR CORP.
                                           -------------------------------------
                                           (Registrant)







Date: JANUARY 14, 2000                     /s/ Timothy J. Romenesko
     -----------------                     -------------------------------------
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





                                           /s/ Michael J. Sharp
                                           -------------------------------------
                                           Michael J. Sharp
                                           Vice President - Controller
                                           (Principal Accounting Officer)