Form 10-Q/A
period 1999-08-31
AAR CORP
filed 2000-04-14
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


For Quarterly Period Ended   AUGUST 31, 1999   Commission file number  1-6263
                          -------------------                        ----------

                                    AAR CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   36-2334820
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS          60191
-------------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (630) 227-2000
                                                  -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes     X     No         .
                                 ----------   ---------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each on the issuer's classes of common stock, as of the latest practicable date.


 $1.00   par value,  27,401,250  shares outstanding as of  AUGUST 31, 1999     .
---------          ------------                          ----------------------

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10-Q
                                 August 31, 1999
                                Table of Contents


                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION
       Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets                                                  3
                 Condensed Consolidated Statements of Income (Revised)                                  4
                 Condensed Consolidated Statements of Cash Flows                                        5
                 Condensed Consolidated Statements of Comprehensive Income                              6
                 Notes to Condensed Consolidated Financial Statements                               7 - 9
       Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                               10 -13
       Item 3.  Quantitative and Qualitative Disclosure About Market Risk                              13


PART II - OTHER INFORMATION
       Item 6. Exhibits and Reports on Form 8-K
                Exhibits                                                                               14
                Reports on Form 8-K                                                                    14

       Signature Page                                                                                  15


PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     As of August 31, 1999 and May 31, 1999
                                 (000s omitted)

                                                                                                  August 31,          May 31,
                                                                                                    1999                1999
                                                                                                 -----------       -------------
                                                                                                 (Unaudited)       (Derived from
                                                                                                               audited financial
                                                                                                                     Statements)

     ASSETS
     Current assets:
          Cash and cash equivalents                                                               $   1,444           $   8,250
          Accounts receivable, less allowances of $4,686
               and $4,830, respectively                                                             142,903             164,302
          Inventories                                                                               270,475             270,654
          Equipment on or available for short-term leases                                            42,590              33,845
          Deferred tax assets, deposits and other                                                    40,240              31,135
                                                                                                  ---------           ---------
               Total current assets                                                                 497,652             508,186
                                                                                                  ---------           ---------

     Property, plant and equipment, net                                                             106,353             104,012
                                                                                                  ---------           ---------

     Other assets:
           Investments in leveraged leases                                                           34,146              34,053
           Cost in excess of underlying net assets of acquired companies, net                        39,786              40,093
           Other                                                                                     40,976              40,286
                                                                                                  ---------           ---------
                                                                                                    114,908             114,432
                                                                                                  ---------           ---------
                                                                                                  $ 718,913           $ 726,630
                                                                                                  =========           =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Bank borrowings                                                                         $  23,500           $    --
          Current maturities of long-term debt                                                          510                 420
          Accounts and trade notes payable                                                           90,962             129,703
          Accrued liabilities                                                                        33,338              36,803
          Accrued taxes on income                                                                     8,271               6,660
                                                                                                  ---------           ---------
               Total current liabilities                                                            156,581             173,586
                                                                                                  ---------           ---------


      Long-term debt, less current maturities                                                       180,800             180,939
      Deferred tax liabilities                                                                       45,308              44,870
      Retirement benefit obligation                                                                   1,200               1,200
                                                                                                  ---------           ---------
                                                                                                    227,308             227,009
                                                                                                  ---------           ---------
      Stockholders' equity:
          Preferred stock, $1.00 par value, authorized 250 shares; none issued                         --                  --
          Common stock, $1.00 par value, authorized 80,000
               shares; issued 29,037 and 28,998 shares, respectively                                 29,037              28,998
          Capital surplus                                                                           144,474             144,095
          Retained earnings                                                                         193,032             184,529
          Treasury stock, 1,635 and 1,617 shares at cost, respectively                              (25,574)            (25,463)
          Accumulated other comprehensive income (loss) -
              Cumulative translation adjustments                                                     (5,945)             (6,124)
                                                                                                  ---------           ---------
                                                                                                    335,024             326,035
                                                                                                  ---------           ---------
                                                                                                  $ 718,913           $ 726,630
                                                                                                  =========           =========

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

                                                                         Three Months Ended
                                                                            August 31,
                                                                            (Revised)
                                                                   -----------------------------
                                                                      1999                1998
                                                                   ---------           ---------
     Sales                                                         $ 245,909           $ 215,898
     Pass through sales                                               20,774              34,593
                                                                   ---------           ---------
     Total sales                                                     266,683             250,491

     Costs and operating expenses:
          Cost of sales                                              222,493             209,442
          Selling, general and administrative                         23,683              23,010
                                                                   ---------           ---------
                                                                     246,176             232,452

     Operating income                                                 20,507              18,039

     Interest expense                                                 (5,809)             (4,262)
     Interest income                                                     688                  29
                                                                   ---------           ---------

     Income before provision for income taxes                         15,386              13,806

     Provision for income taxes                                        4,555               4,183
                                                                   ---------           ---------

     Net income                                                    $  10,831           $   9,623
                                                                   =========           =========

     Earnings per share - Basic                                    $     .40           $     .35
     Earnings per share - Diluted                                  $     .39           $     .34

     Weighted average common shares outstanding - Basic               27,394              27,713

     Weighted average common shares outstanding - Diluted             27,827              28,312


     Dividends paid and declared per share of                      $    .085           $    .085
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

                                                                                Three Months Ended
                                                                                    August 31,
                                                                            ---------------------------
                                                                              1999               1998
                                                                            --------           --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                         $ 10,831           $  9,623
         Adjustments to reconcile net income to net cash
           provided from (used in) operating activities:
              Depreciation and amortization                                    4,570              4,228
              Deferred taxes                                                     438                876
              Change in certain assets and liabilities:
                  Accounts receivable                                         21,451            (17,586)
                  Inventories                                                    123            (10,982)
                  Equipment on or available for short-term leases             (8,610)               799
                  Accounts and trade notes payable                           (38,773)            30,566
                  Accrued liabilities and taxes on income                     (1,644)            (1,236)
                  Other assets                                                (9,056)            (1,187)
                                                                            --------           --------


        Net cash provided from (used in) operating activities                (20,670)            15,101
                                                                            --------           --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Property, plant and equipment expenditures, net                       (6,047)            (8,357)
        Investment in equipment on long-term leases
           and leveraged leases                                                  (93)             9,304
        Notes receivable and other                                            (1,205)            (5,106)
                                                                            --------           --------

         Net cash used in investing activities                                (7,345)            (4,159)
                                                                            --------           --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from bank                                                    23,500               --
        Change in borrowings                                                     (49)               (57)
        Cash dividends                                                        (2,329)            (2,355)
        Other                                                                    (50)                15
                                                                            --------           --------

        Net cash provided from (used in) financing activities                 21,072             (2,397)
                                                                            --------           --------

     Effect of exchange rate changes on cash                                     137                (59)
                                                                            --------           --------

     Increase (decrease) in cash equivalents                                  (6,806)             8,486

     Cash and cash equivalents, beginning of period                            8,250             17,222
                                                                            --------           --------

      Cash and cash equivalents, end of period                              $  1,444           $ 25,708
                                                                            ========           ========

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
               For the Three Months Ended August 31, 1999 and 1998
                                 (000s omitted)



                                                        Three Months Ended
                                                            August 31,
                                                   -----------------------------
                                                     1999                  1998
                                                   -------               -------
     Net income                                    $10,831               $ 9,623

      Other comprehensive income -
        Foreign currency translation                   179                   145
                                                   -------               -------

     Total Comprehensive Income                    $11,010               $ 9,768
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

In connection with certain long-term inventory management programs, the Company purchases factory new products on behalf of its customers from original equipment manufacturers. These products are purchased from the manufacturer and "passed through" to the Company's customer at the Company's cost. Previously, the Company disclosed these "pass through" sales in the notes to the consolidated financial statements and excluded these transactions from sales and cost of sales.

In December 1999, during the Company's third quarter, the SEC issued Staff Accounting Bulletin (SAB) No. 101 summarizing the SEC's views in applying generally accepted accounting principles to revenue recognition. As a result of SAB No. 101, the Company now believes that pass through sales should be included in sales. Prior to issuance of SAB No. 101, the Company believed that excluding pass through sales from sales was appropriate given the limited nature of the services provided for these transactions. The Company has revised the quarterly Income Statement in this Form 10-Q/A to reflect the inclusion of pass through sales in sales and cost of sales. This change has no impact on the current period or historical net income, earnings per share, the condensed consolidated balance sheets, statements of cash flows or comprehensive income.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                           August 31, 1999 (Continued)
                                 (000s omitted)

NOTE C - INVENTORY

The following is a summary of inventories:

                                                                                             August 31,         May 31,
                                                                                                1999              1999
                                                                                              --------          --------
        Raw materials and parts                                                               $ 51,012          $ 50,352
        Work-in-process                                                                         11,214            12,733
        Purchased aircraft, parts, engines and components held for sale                        208,249           207,569
                                                                                              --------          --------
                                                                                              $270,475          $270,654
                                                                                              ========          ========

NOTE D - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows follows:

                                                                                                 Three Months Ended
                                                                                                    August 31,
                                                                                             --------------------------
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

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                           August 31, 1999 (Continued)
                                 (000s omitted)

NOTE E - COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK (CONTINUED)

                                                       Three Months Ended
                                                           August 31,
                                                   ------------------------
                                                    1999             1998
                                                   -------          -------
BASIC EPS
    Net income                                     $10,831          $ 9,623
    Common shares outstanding                       27,394           27,713
                                                   -------          -------
    Basic earnings per share                       $  0.40          $  0.35
                                                   =======          =======

DILUTED EPS
    Net  income                                    $10,831          $ 9,623
    Common shares outstanding                       27,394           27,713
    Additional shares due to hypothetical
      exercise of stock options                        433              599
                                                   -------          -------
                                                    27,827           28,312
                                                   -------          -------
    Diluted earnings per share                     $  0.39          $  0.34
                                                   =======          =======


       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS
                       (000s omitted except percent data)

THREE-MONTH PERIOD ENDED AUGUST 31, 1999
(as compared with the same period of the prior year)

The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated sales for the Company's classes of similar products and services within this segment for the three month periods ended August 31, 1999 and 1998.

                                                          Three Months Ended
                                                              August 31,
                                                              (Revised)
                                                      --------------------------
                                                        1999              1998
                                                      --------          --------
Sales:
                    Aircraft and Engines              $119,878          $ 90,067
                    Airframe and Accessories            96,142            92,916
                    Manufacturing                       29,889            32,915
                                                      --------          --------
                                                       245,909           215,898
                    Pass Through Sales                  20,774            34,593
                                                      --------          --------
                                                      $266,683          $250,491
                                                      ========          ========

Consolidated sales for the first quarter of the Company's fiscal year ending May 31, 2000, excluding pass through sales, increased $30.0 million or 13.9% over the same period in the prior year. Sales in Aircraft and Engines increased $29.8 million or 33.1% reflecting higher sales of the Company's aircraft and engine products, partially offset by lower sales of engine parts in certain long-term inventory management programs. Sales in Airframe and Accessories increased $3.2 million or 3.5% during the first quarter of fiscal 2000 reflecting higher demand for the Company's aircraft maintenance and component overhaul repair services. Sales in Manufacturing decreased $3.0 million or 9.2% due to the impact of the sale of the Company's floor maintenance products manufacturing subsidiary in November, 1998, partially offset by increased sales of products supporting the U.S. Government's rapid deployment program. Adjusting for the sale of the Company's floor maintenance products manufacturing subsidiary, net sales of the Company's manufacturing products increased 8.6%. Pass through sales were $20.8 million, compared to $34.6 million in the prior year. As inventory management programs mature, pass through sales typically decline as the Company sources more of its customer's parts requirements with used, serviceable parts, rather than with factory new parts. The reduction in pass through sales during the period is attributable to the maturing of the Company's existing long-term inventory programs, as well as lower engine inputs at certain customer maintenance facilities.

Consolidated gross profit increased $3.1 million or 7.7% over the prior year period due to increased sales partially offset by a decrease in the consolidated gross profit margin. Excluding the impact from pass through sales, the gross profit margin was 18.0% in the current quarter, compared to 19.5% in the prior year quarter. This reduction in the gross profit margin was primarily attributable to the mix of inventories sold reflecting lower sales of higher margin products in certain long-term inventory management programs. Operating income increased $2.5 million or 13.7% compared to the prior year period as a result of increased gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales, however total expenses increased principally due to increased information technology and marketing support costs.

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

A summary of key indicators of financial condition and lines of credit follows:

          Description                              August 31,          May 31,
   ------------------------                          1999               1999
                                                   --------           --------
Working capital                                    $341,071           $334,600
Current ratio                                         3.2:1              2.9:1

Bank credit lines:
Borrowings outstanding                               23,500               --
Available but unused lines                          155,133            178,800
                                                   --------           --------
Total credit lines                                 $178,633           $178,800
                                                   ========           ========

Long-term debt, less current maturities            $180,800           $180,939

Ratio of long-term debt to capitalization              35.1%              35.7%

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

During fiscal 1999 the Company expanded and modified its plans to replace the existing systems at its overhaul facilities to include, among other things, purchasing new hardware, upgrading the main existing operating system and converting the existing business application to ensure Year 2000 compliance (the upgrades). During the first quarter of fiscal 2000, the Company completed the upgrades at two of the overhaul facilities at a cost of $600 and expects to complete the upgrades at the third overhaul facility by October 31, 1999. The cost to complete the upgrades at the third facility is expected to be approximately $300 and will be incurred in the third quarter of fiscal 2000.* Implementation of additional enhancements, which may include the implementation of new systems which are Year 2000 compliant, may continue into the Year 2000.*

In addition to the above, the Company has conducted an extensive formal Year 2000 compliance review (including testing) of its internal systems which are not being replaced. Based on the results of this review and program testing, the Company believes that the business applications supporting the Company's trading businesses and certain other overhaul businesses are Year 2000 compliant.* In addition, the Company believes that its existing major financial applications are Year 2000 compliant, although the Company is in the process of upgrading its major financial applications to the most recent version.*

In addition to the cost of the business application systems being implemented or enhanced to meet operational requirements, the Company has incurred other Year 2000 compliance costs unrelated to the replacement systems referenced above. The Company has numerous local-area networks, wide-area networks, servers, voice mail systems and other technical support systems (the "sub-systems"). The Company has completed an inventory of the sub-systems, as well as the compliance status of the sub-systems, and has taken corrective action where necessary, and believes essentially 100% of the sub-systems are Year 2000 compliant.*






--------------------------------

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

* See "Forward Looking Statements" section of this item.

PART II - OTHER INFORMATION

                           AAR CORP. and Subsidiaries
                                 August 31, 1999

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
(a)   EXHIBITS

Item
----
27.   Financial            27.1  Financial Data Schedule for the Registrant's
      Data Schedule              three-month interim period ended August 31,
                                 1999 (Revised).

(b)   REPORTS ON FORM 8-K FOR QUARTER ENDED AUGUST 31, 1999:
      The Company filed no reports on Form 8-K during the three months ended August 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AAR CORP.
                                   --------------------------------------
                                   (Registrant)








Date:October15, 1999               /s/ Timothy J. Romenesko
     ---------------               ------------------------
                                   Timothy J. Romenesko
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and officer duly
                                   authorized to sign on behalf of registrant)