Form 10-Q/A
period 1999-11-30
AAR CORP
filed 2000-04-14
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


For Quarterly Period Ended   NOVEMBER 30, 1999  Commission file number  1-6263
                          ----------------------                      ----------

                                    AAR CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   36-2334820
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS          60191
--------------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (630) 227-2000
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
                               Yes    X     No         .
                                  ---------   ---------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 $1.00   par value,     27,180,521   shares outstanding as of  NOVEMBER 30, 1999
---------          ------------------                        -------------------

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


PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    As of November 30, 1999 and May 31, 1999
                                 (000s omitted)

                                                                                                November 30,          May 31,
                                                                                                   1999                 1999
                                                                                                -----------       -------------
                                                                                                (Unaudited)       (Derived from
                                                                                                              audited financial
                                                                                                                    statements)
ASSETS
Current assets:
      Cash and cash equivalents                                                                   $   2,821           $   8,250
      Accounts receivable, less allowances of $4,658 and $4,830 respectively                        172,360             164,302
      Inventories                                                                                   281,008             270,654
      Equipment on or available for short-term lease                                                 40,007              33,845
      Deferred tax assets, deposits and other                                                        26,825              31,135
                                                                                                  ---------           ---------
         Total current assets                                                                       523,021             508,186
                                                                                                  ---------           ---------

Property, plant and equipment, net                                                                  108,868             104,012
                                                                                                  ---------           ---------

Other assets:
      Investments in leveraged leases                                                                34,236              34,053
      Cost in excess of underlying net assets of acquired companies                                  39,476              40,093
      Other                                                                                          41,442              40,286
                                                                                                  ---------           ---------
                                                                                                    115,154             114,432
                                                                                                  ---------           ---------
                                                                                                  $ 747,043           $ 726,630
                                                                                                  =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank borrowings                                                                              $  23,600           $    --
     Current maturities of long-term debt                                                               334                 420
     Accounts and trade notes payable                                                               124,834             129,703
     Accrued liabilities                                                                             26,596              36,803
     Accrued taxes on income                                                                          5,072               6,660
                                                                                                  ---------           ---------
         Total current liabilities                                                                  180,436             173,586
                                                                                                  ---------           ---------

Long-term debt, less current maturities                                                             180,715             180,939
Deferred tax liabilities                                                                             45,604              44,870
Retirement benefit obligation                                                                         1,200               1,200
                                                                                                  ---------           ---------
                                                                                                    227,519             227,009
                                                                                                  ---------           ---------

Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 250 shares, none issued                              --                  --
     Common stock, $1.00 par value, authorized 80,000
          shares; issued 29,080 and 28,998 shares, respectively                                      29,080              28,998
     Capital surplus                                                                                145,589             144,095
     Retained earnings                                                                              201,558             184,529
     Treasury stock, 1,899 and 1,617 shares at cost, respectively                                   (30,100)            (25,463)
     Accumulated other comprehensive income (loss)-
          Cumulative translation adjustments                                                         (7,039)             (6,124)
                                                                                                  ---------           ---------
                                                                                                    339,088             326,035
                                                                                                  ---------           ---------

                                                                                                  $ 747,043           $ 726,630
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

                                                        Three Months Ended                      Six Months Ended
                                                           November 30,                            November 30,
                                                            (Revised)                               (Revised)
                                                  -----------------------------           -----------------------------
                                                     1999                1998                1999                1998
                                                  ---------           ---------           ---------           ---------
Sales                                             $ 248,070           $ 228,798           $ 493,979           $ 444,696
Pass through sales                                   12,170              53,434              32,944              88,027
                                                  ---------           ---------           ---------           ---------
Total sales                                         260,240             282,232             526,923             532,723

Costs and operating expenses:
     Cost of sales                                  214,512             239,492             437,005             448,934
     Selling, general and administrative             24,469              23,839              48,152              46,849
                                                  ---------           ---------           ---------           ---------
                                                    238,981             263,331             485,157             495,783

Operating income                                     21,259              18,901              41,766              36,940

Interest expense                                     (5,961)             (4,611)            (11,770)             (8,873)
Interest income                                         282                 108                 970                 137
                                                  ---------           ---------           ---------           ---------

Income before provision for income taxes             15,580              14,398              30,966              28,204

Provision for income taxes                            4,674               4,363               9,229               8,546
                                                  ---------           ---------           ---------           ---------

Net income                                        $  10,906           $  10,035           $  21,737           $  19,658
                                                  =========           =========           =========           =========

Earnings per share - Basic                        $     .40           $     .36           $     .80           $     .71
Earnings per share - Diluted                      $     .40           $     .36           $     .79           $     .70

Weighted average common shares
     outstanding - Basic                             27,199              27,570              27,296              27,642
Weighted average common shares
     outstanding - Diluted                           27,489              28,042              27,662              28,210
Dividends paid and declared per share
     of common stock                              $    .085           $    .085           $     .17           $     .17


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

                                                                          Six Months Ended
                                                                            November 30,
                                                                     ---------------------------
                                                                       1999               1998
                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $ 21,737           $ 19,658
    Adjustments to reconcile net income to net cash
      provided from (used in) operating activities:
         Depreciation and amortization                                  9,010              8,430
         Deferred taxes                                                   734              3,638
         Change in certain assets and liabilities:
             Accounts receivable                                       (8,383)           (18,657)
             Inventories                                              (10,793)           (49,333)
             Equipment on or available for short term lease            (6,168)             2,038
             Accounts and trade notes payable                          (4,776)            49,361
             Accrued liabilities and taxes on income                  (11,140)            (7,615)
             Other                                                      4,232             (1,909)
                                                                     --------           --------
   Net cash provided from (used in) operating activities               (5,547)             5,611
                                                                     --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment expenditures, net                    (12,604)           (16,262)
   Acquisitions, less cash acquired                                      --               (6,000)
   Proceeds from sale of business                                        --               11,685
   Investment in equipment on long-term leases
      and leveraged leases                                               (183)            30,689
   Notes receivable and other                                          (1,404)            (7,541)
                                                                     --------           --------

   Net cash provided from (used in) investing activities              (14,191)            12,571
                                                                     --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings                                                     23,600               --
   Repayment of long-term debt                                           (311)              (123)
   Cash dividends                                                      (4,709)            (4,697)
   Purchases of treasury stock                                         (4,446)            (3,520)
   Other                                                                  (23)                30
                                                                     --------           --------

   Net cash provided from (used in) financing activities               14,111             (8,310)
                                                                     --------           --------

Effect of exchange rate changes on cash                                   198                 (3)
                                                                     --------           --------

Increase (decrease) in cash and cash equivalents                       (5,429)             9,869

Cash and cash equivalents, beginning of period                          8,250             17,222
                                                                     --------           --------

Cash and cash equivalents, end of period                             $  2,821           $ 27,091
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



                                                            Six Months Ended
                                                              November 30,
                                                      ---------------------------
                                                        1999               1998
                                                      --------           --------
        Net income                                    $ 21,737           $ 19,658

         Other comprehensive income (loss) -
           Foreign currency translation                   (915)             1,441
                                                      --------           --------

        Total Comprehensive Income                    $ 20,822           $ 21,099
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

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                          November 30, 1999 (Continued)
                                 (000s omitted)
NOTE C - INVENTORY

The summary of inventories is as follows:

                                                                                November 30,        May 31,
                                                                                    1999              1999
                                                                                 --------          --------

        Raw materials and parts                                                  $ 55,387          $ 50,352
        Work-in-process                                                            10,709            12,733
        Purchased aircraft, parts, engines and components held for sale           214,912           207,569
                                                                                 --------          --------
                                                                                 $281,008          $270,654
                                                                                 ========          ========


NOTE D - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                 Six Months Ended
                                                    November 30,
                                             ------------------------
                                               1999             1998
                                             -------          -------
        Interest paid                        $11,393          $ 8,285
        Income taxes paid                      8,998            2,975
        Income tax refunds received              311              370



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

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                          November 30, 1999 (Continued)
                                 (000s omitted)

NOTE E - COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK (CONTINUED)

                                                      Three Months Ended                  Six Months Ended
                                                          November 30                        November 30
                                                   ------------------------          ------------------------
                                                     1999             1998             1999             1998
                                                   -------          -------          -------          -------
BASIC EPS
    Net income                                     $10,906          $10,035          $21,737          $19,658
    Common shares outstanding                       27,199           27,570           27,296           27,642
    Basic earnings per share                           .40              .36              .80              .71

DILUTED EPS
    Net  income                                    $10,906          $10,035          $21,737          $19,658
    Common shares outstanding                       27,199           27,570           27,296           27,642
    Additional shares due to hypothetical
      exercise of  stock options                       290              472              366              568
                                                   -------          -------          -------          -------
                                                    27,489           28,042           27,662           28,210
                                                   -------          -------          -------          -------
    Diluted earnings per share                     $   .40          $   .36          $   .79          $   .70
                                                   =======          =======          =======          =======


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

                                                         Three Months Ended                    Six Months Ended
                                                             November 30,                        November 30,
                                                              (Revised)                           (Revised)
                                                      --------------------------          --------------------------
                                                        1999              1998              1999              1998
                                                      --------          --------          --------          --------
          Sales:
                    Aircraft and Engines              $121,315          $ 98,271          $241,192          $188,340
                    Airframe and Accessories            96,488            96,969           192,630           189,884
                    Manufacturing                       30,267            33,558            60,157            66,472
                                                      --------          --------          --------          --------
                                                       248,070           228,798           493,979           444,696
                    Pass Through Sales                  12,170            53,434            32,944            88,027
                                                      --------          --------          --------          --------
                                                      $260,240          $282,232          $526,923          $532,723
                                                      ========          ========          ========          ========

THREE-MONTH PERIOD ENDED NOVEMBER 30, 1999
(as compared with the same period of the prior year)

Consolidated sales for the second quarter of the Company's fiscal year ending May 31, 2000, excluding pass through sales, increased $19.3 million or 8.4% over the same period in the prior year. Sales in Aircraft and Engines increased $23.0 million or 23.4% reflecting higher aircraft sales and leasing, engine sales and leasing and engine parts sales, notwithstanding lower engine inputs and reduced demand at certain inventory management sites. Sales in Airframe and Accessories were essentially unchanged from the prior year as increased revenues at the Company's aircraft maintenance and component repair facilities were offset by lower airframe part sales. Sales in Manufacturing decreased $3.3 million or 9.8% due to the impact of the sale of the Company's floor maintenance products manufacturing subsidiary in November, 1998, partially offset by increased sales of products supporting the U.S. Government's rapid deployment program. Adjusting for the sale of the Company's floor maintenance products manufacturing subsidiary, net sales of the Company's manufacturing products increased 3.1%. Pass through sales were $12.1 million, compared to $53.4 million in the prior year. As inventory management programs mature, pass through sales typically decline as the Company sources more of its customer's parts requirements with used, serviceable parts, rather than with factory new parts. The reduction in pass through sales during the period is attributable to the maturing of the Company's existing long-term inventory programs, as well as lower engine inputs at certain customer maintenance facilities.

Consolidated gross profit increased $3.0 million or 7.0% over the prior period due to increased sales partially offset by a decrease in the consolidated gross profit margin. Excluding the impact from pass through sales, the gross profit margin was 18.4% in the current quarter, compared to 18.7% in the prior year. This reduction in the consolidated gross profit margin was primarily attributable to the mix of inventories sold. Operating income increased $2.4 million or 12.5% compared to the prior year period as a result of increased gross profit, partially offset by higher general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales, however total expenses increased principally due to increased information technology and personnel costs.

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

       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS
                          (000s omitted except ratios)

SIX-MONTH PERIOD ENDED NOVEMBER 30, 1999
(as compared with the same period of the prior year)

Consolidated net sales for the first half of fiscal 2000, excluding pass through sales, increased $49.3 million or 11.1% over the prior year six month period reflecting increased demand for the Company's products and services. Aircraft and Engines sales increased $52.9 million or 28.1% principally due to higher sales of the Company's aircraft and engine products, partially offset by lower sales of engine parts in certain long-term inventory management programs. Sales in Airframe and Accessories increased $2.7 million or 1.4% over the prior period reflecting higher demand for aircraft maintenance and component services, partially offset by lower airframe parts sales. Manufacturing sales decreased $6.3 million or 9.5% due to the impact of the sale of the Company's floor maintenance products manufacturing subsidiary in November 1998, partially offset by higher demand of products supporting the U.S. government's rapid deployment program. Pass through sales were $32.9 million, compared to $88.0 million in the prior year six month period. As inventory management programs mature, pass through sales typically decline as the Company sources more of its customer's parts requirements with used, serviceable parts, rather than with factory new parts. The reduction in pass through sales during the current fiscal year is attributable to the maturing of the Company's existing long-term inventory management programs, as well as lower engine inputs at certain customer maintenance facilities.

Consolidated gross profit increased $6.1 million or 7.3% over the prior period due to increased sales partially offset by a decrease in the consolidated gross profit margin. Excluding the impact from pass through sales, the gross profit margin was 18.2% in the current six month period, compared to 18.8% in the prior six month period. This reduction in the consolidated gross profit margin was primarily attributable to the mix of inventories sold reflecting lower sales of higher margin products in certain long-term inventory management programs. Operating income increased $4.8 million or 13.1% compared to the prior year period as a result of increased gross profit, partially offset by higher general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated sales, however total expenses increased principally due to increased information technology and personnel costs.

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

A summary of key indicators of financial condition and lines of credit follow:

                                                            November 30,        May 31,
             Description                                       1999              1999
          -------------------                                  ----              ----
          Working capital                                    $342,585           $334,600
          Current ratio                                         2.9:1              2.9:1

          Bank credit lines:
            Borrowings outstanding                             23,600               --
            Available but unused lines                        155,056            178,800
                                                             --------           --------
          Total credit lines                                 $178,656           $178,800
                                                             ========           ========
          Long-term debt, less current maturities            $180,715           $180,939

          Ratio of long-term debt to capitalization              34.8%              35.7%


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

PART II - OTHER INFORMATION

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
(a)   EXHIBITS

ITEM

10    Material Contracts     10.1  Sixth Amendment to AAR Corp. Stock Benefit
                                   Plan dated October 14, 1999.

27    Financial              27.1  Financial Data Schedule for the Registrant's
      Data Schedule                six-month interim period ended November 30,
                                   1999 (Revised).

(b)   REPORTS ON FORM 8-K FOR QUARTER ENDED NOVEMBER 30, 1999
      The Company filed no reports on Form 8-K during the three months ended November 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AAR CORP.
                                   ----------------------------------
                                   (Registrant)







Date: January 14, 2000             /s/ Timothy J. Romenesko
     -----------------             --------------------------------------------
                                   Timothy J. Romenesko
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and officer duly
                                   authorized to sign on behalf of registrant)



                                   /s/ Michael J. Sharp
                                   --------------------------------------------
                                   Michael J. Sharp
                                   Vice President - Controller
                                   (Principal Accounting Officer)