Form 10-Q
period 2000-02-29
AAR CORP
filed 2000-04-14
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


For Quarterly Period Ended   FEBRUARY 29, 2000 Commission file number   1-6263
                          ---------------------                      ----------

                                    AAR CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    36-2334820
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS           60191
--------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (630) 227-2000
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
                                   Yes    X     No          .
                                      ---------   ---------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  $1.00   par value,    26,963,431   shares outstanding as of FEBRUARY 29, 2000
----------          ----------------                          -----------------

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10-Q
                                February 29, 2000
                                Table of Contents


                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION
       Item 1. Financial Statements
                Condensed Consolidated Balance Sheets                                                   3
                Condensed Consolidated Statements of Income                                             4
                Condensed Consolidated Statements of Cash Flows                                         5
                Condensed Consolidated Statements of Comprehensive Income                               6
                Notes to Condensed Consolidated Financial Statements                                  7-9
       Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                               10-13
       Item 3. Quantitative and Qualitative Disclosure About Market Risk                               13

PART II - OTHER INFORMATION
       Item 6. Exhibits and Reports on Form 8-K
                Exhibits                                                                               14
                Reports on Form 8-K                                                                    14

       Signature Page                                                                                  15


PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    As of February 29, 2000 and May 31, 1999
                                 (000s omitted)

                                                                                              February 29,         May 31,
                                                                                                 2000               1999
                                                                                              -----------      -------------
                                                                                              (Unaudited)      (Derived from
                                                                                                           audited financial
                                                                                                                 statements)
ASSETS
Current assets:
      Cash and cash equivalents                                                               $   4,431           $   8,250
      Accounts and trade notes receivable, less allowances of $5,088
          and $4,830, respectively                                                              169,511             164,302
      Inventories                                                                               280,285             270,654
      Equipment on or available for short-term lease                                             38,648              33,845
      Deferred tax assets, deposits and other                                                    34,060              31,135
                                                                                              ---------           ---------
         Total current assets                                                                   526,935             508,186
                                                                                              ---------           ---------

Property, plant and equipment, net                                                              109,557             104,012
                                                                                              ---------           ---------

Other assets:
      Investments in leveraged leases                                                            34,318              34,053
      Cost in excess of underlying net assets of acquired companies                              39,169              40,093
      Other                                                                                      43,776              40,286
                                                                                              ---------           ---------
                                                                                                117,263             114,432
                                                                                              ---------           ---------
                                                                                              $ 753,755           $ 726,630
                                                                                              =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank borrowings                                                                          $  25,000           $    --
     Current maturities of long-term debt                                                           353                 420
     Accounts and trade notes payable                                                           122,875             129,703
     Accrued liabilities                                                                         27,104              36,803
     Accrued taxes on income                                                                      1,401               6,660
                                                                                              ---------           ---------
         Total current liabilities                                                              176,733             173,586
                                                                                              ---------           ---------

Long-term debt, less current maturities                                                         180,639             180,939
Deferred tax liabilities                                                                         52,701              44,870
Retirement benefit obligation                                                                     1,200               1,200
                                                                                              ---------           ---------
                                                                                                234,540             227,009
                                                                                              ---------           ---------

Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 250 shares, none issued                          --                  --
     Common stock, $1.00 par value, authorized 80,000
          shares; issued 29,171 and 28,998 shares, respectively                                  29,171              28,998
     Capital surplus                                                                            146,694             144,095
     Retained earnings                                                                          210,223             184,529
     Treasury stock, 2,208 and 1,617 shares at cost, respectively                               (35,479)            (25,463)
     Accumulated other comprehensive income (loss)-
          Cumulative translation adjustments                                                     (8,127)             (6,124)
                                                                                              ---------           ---------
                                                                                                342,482             326,035
                                                                                              ---------           ---------

                                                                                              $ 753,755           $ 726,630
                                                                                              =========           =========

           The accompanying Notes to Condensed Consolidated Financial
               Statements are an integral part of these statements

                           AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Income
        For the Three and Nine Months Ended February 29/28, 2000 and 1999
                                   (Unaudited)
                      (000s omitted except per share data)

                                                         Three Months Ended                       Nine Months Ended
                                                          February 29/28,                          February 29/28,
                                                  -----------------------------           ----------------------------
                                                     2000                1999                2000                1999
                                                  ---------           ---------           ---------           ---------
Sales                                             $ 256,558           $ 227,699           $ 750,537           $ 672,395
Pass through sales                                   15,773              23,285              48,717             111,312
                                                  ---------           ---------           ---------           ---------
Total sales                                         272,331             250,984             799,254             783,707

Costs and operating expenses:
     Cost of sales                                  227,257             208,278             664,262             657,212
     Selling, general and administrative             24,404              23,768              72,556              70,617
                                                  ---------           ---------           ---------           ---------
                                                    251,661             232,046             736,818             727,829

Operating income                                     20,670              18,938              62,436              55,878

Interest expense                                     (5,979)             (4,591)            (17,749)            (13,464)
Interest income                                         959                 399               1,929                 536
                                                  ---------           ---------           ---------           ---------

Income before provision for income taxes             15,650              14,746              46,616              42,950

Provision for income taxes                            4,695               4,468              13,924              13,014
                                                  ---------           ---------           ---------           ---------

Net income                                        $  10,955           $  10,278           $  32,692           $  29,936
                                                  =========           =========           =========           =========

Earnings Per Share - Basic                        $     .41           $     .37           $    1.20           $    1.08
Earnings Per Share - Diluted                      $     .40           $     .37           $    1.19           $    1.07

Weighted average common shares
     outstanding - Basic                             26,942              27,535              27,178              27,606
Weighted average common shares
     outstanding - Diluted                           27,273              27,965              27,520              28,108

Dividends paid and declared per share
     of common stock                              $    .085           $    .085           $    .255           $    .255


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended February 29/28, 2000 and 1999
                                   (Unaudited)
                                 (000s omitted)

                                                                           Nine Months Ended
                                                                             February 29/28
                                                                      ---------------------------
                                                                        2000               1999
                                                                      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $ 32,692           $ 29,936
    Adjustments to reconcile net income to net cash
      provided from (used in) operating activities:
         Depreciation and amortization                                  13,595             12,692
         Deferred taxes                                                  7,831              7,030
         Change in certain assets and liabilities:
             Accounts receivable                                        (5,791)             6,198
             Inventories                                               (10,630)           (50,325)
             Equipment on or available for short-term lease             (4,906)             8,230
             Accounts and trade notes payable                           (6,673)            13,740
             Accrued liabilities and taxes on income                   (15,541)            (5,203)
             Other                                                      (4,910)             1,488
                                                                      --------           --------

   Net cash provided from operating activities                           5,667             23,786
                                                                      --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment expenditures, net                     (17,574)           (27,739)
   Acquisitions, less cash acquired                                       --               (6,000)
   Deferred payment on acquisition                                        --               (9,175)
   Proceeds from sale of business                                         --               11,685
   Investment in equipment on long-term lease and
      leveraged leases                                                    (265)            23,489
   Notes receivable and other                                             (892)            (9,953)
                                                                      --------           --------

   Net cash used in investing activities                               (18,731)           (17,693)
                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings                                                      25,000               --
   Repayment of long-term debt                                            (368)              (144)
   Proceeds from debt issuance                                            --                2,250
   Cash dividends                                                       (6,999)            (7,048)
   Purchases of treasury stock                                          (8,997)            (6,419)
   Proceeds from exercise of stock options and other                       376                (68)
                                                                      --------           --------

   Net cash provided from (used in) financing activities                 9,012            (11,429)
                                                                      --------           --------

Effect of exchange rate changes on cash                                    233               --
                                                                      --------           --------

Decrease in cash and cash equivalents                                   (3,819)            (5,336)

Cash and cash equivalents, beginning of period                           8,250             17,222
                                                                      --------           --------

Cash and cash equivalents, end of period                              $  4,431           $ 11,886
                                                                      ========           ========

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
             For the Nine Months Ended February 29/28, 2000 and 1999
                                 (000s omitted)

                                                        Nine Months Ended
                                                         February 29/28,
                                                  --------------------------------
                                                    2000                    1999
                                                  --------                --------
Net income                                        $ 32,692                $ 29,936

 Other comprehensive income (loss):
   Foreign currency translation                     (2,003)                  1,100
                                                  --------                --------

Total Comprehensive Income                        $ 30,689                $ 31,036
                                                  ========                ========














           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                February 29, 2000
                                 (000s omitted)

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

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 29, 2000 and the condensed consolidated results of operations for the three and nine-month periods ended February 29/28, 2000 and 1999, and condensed consolidated statement of cash flows and comprehensive income for the nine-month periods ended February 29/28, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

During the third quarter, the SEC issued Staff Accounting Bulletin (SAB) No. 101 summarizing the SEC's views in applying generally accepted accounting principles to revenue recognition. As a result of SAB No. 101, the Company now believes that pass through sales should be included in sales. Prior to issuance of SAB No. 101, the Company believed that excluding pass through sales from sales was appropriate given the limited nature of the services provided for these transactions. Beginning with the third quarter Form 10-Q, the Company will report pass through sales and the related cost of sales on the Consolidated Income Statement. This change has no impact on the current period or historical net income, earnings per share, condensed consolidated balance sheets, statements of cash flows or comprehensive income.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                          February 29, 2000 (Continued)
                                 (000s omitted)
NOTE C - INVENTORY

The summary of inventories is as follows:

                                                                         February 29,        May 31,
                                                                            2000              1999
                                                                            ----              ----

          Raw materials and parts                                         $ 55,027          $ 50,352
          Work-in-process                                                   11,773            12,733
          Purchased aircraft, parts, engines and components held
               for sale                                                    213,485           207,569
                                                                          --------          --------
                                                                          $280,285          $270,654
                                                                          ========          ========

NOTE D - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                         Nine Months Ended
                                                          February 29/28,
                                                          ---------------
                                                       2000             1999
                                                       ----             ----

               Interest paid                        $15,817          $11,353
               Income taxes paid                      9,800            3,779
               Income tax refunds received              400              600


                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                          February 29, 2000 (Continued)
                                 (000s omitted)


NOTE E - COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three and nine-month periods ended February 29/28, 2000 and 1999.

                                                       Three Months Ended                 Nine Months Ended
                                                         February 29/28                    February 29/28,
                                                    ------------------------          ------------------------
                                                     2000             1999             2000             1999
                                                    -------          -------          -------          -------
BASIC EPS
    Net income                                      $10,955          $10,278          $32,692          $29,936
    Common shares outstanding                        26,942           27,535           27,178           27,606
                                                    -------          -------          -------          -------
    Earnings per share - Basic                      $   .41          $   .37          $  1.20          $  1.08
                                                    =======          =======          =======          =======

DILUTED EPS
    Net  income                                     $10,955          $10,278          $32,692          $29,936
    Common shares outstanding                        26,942           27,535           27,178           27,606
    Incremental shares due to hypothetical
      exercise of  stock options                        331              430              342              502
                                                    -------          -------          -------          -------
                                                     27,273           27,965           27,520           28,108
                                                    -------          -------          -------          -------
    Earnings per share - Diluted                    $   .40          $   .37          $  1.19          $  1.07
                                                    =======          =======          =======          =======


       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS

                       (000s omitted except percent data)

THREE AND NINE-MONTH PERIODS ENDED FEBRUARY 29, 2000
(as compared with the same period of the prior year)

The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated sales for the Company's classes of similar products and services within this segment for the three and nine month periods ended February 29/28, 2000 and 1999.

                                                    Three Months Ended                   Nine Months Ended
                                                      February 29/28,                     February 29/28,
                                                --------------------------          --------------------------
                                                  2000              1999              2000              1999
                                                --------          --------          --------          --------
Sales:
              Aircraft and Engines              $125,443          $111,117          $366,636          $299,457
              Airframe and Accessories           101,844            89,282           294,475           279,165
              Manufacturing                       29,271            27,300            89,426            93,773
                                                --------          --------          --------          --------
                                                 256,558           227,699           750,537           672,395
              Pass Through Sales                  15,773            23,285            48,717           111,312
                                                --------          --------          --------          --------
                                                $272,331          $250,984          $799,254          $783,707
                                                ========          ========          ========          ========

THREE-MONTH PERIOD ENDED FEBRUARY 29, 2000
(as compared with the same period of the prior year)

Consolidated sales for the third quarter of the Company's fiscal year ending May 31, 2000, excluding pass through sales, increased $28.9 million or 12.7% over the same period in the prior year. Sales in Aircraft and Engines increased $14.3 million or 12.9% over the prior year period principally due to increased sales in the Company's aircraft and engine sales and leasing businesses, partially offset by reduced sales from engine parts inventory management programs as a result of fewer shop visits at certain customer's engine overhaul facilities. Sales in Airframe and Accessories increased $12.6 million or 14.1% over the prior year driven by increased sales from aircraft parts inventory management programs and strength in component, landing gear and airframe maintenance. Sales in Manufacturing increased $2.0 million or 7.2% as a result of increased sales of the Company's products supporting U.S. military deployment needs. Pass through sales were $15.8 million, compared to $23.3 million in the prior year. As inventory management programs mature, pass through sales typically decline as the Company sources more of its customer's parts requirements with used, serviceable parts, rather than with factory new parts. The reduction in pass through sales during the period is attributable to the maturing of the Company's existing long-term inventory programs, as well as lower engine inputs at certain customer maintenance facilities.

Consolidated gross profit increased $2.4 million or 5.5% over the prior year period due to increased sales partially offset by a decrease in the gross profit margin. Excluding the impact from pass through sales, the gross profit margin was 17.6% in the current quarter, compared to 18.8% in the prior year. This reduction in the gross profit margin was attributable to a low margin, quick-turn aircraft sale. Operating income increased $1.7 million or 9.1% as a result of increased gross profit, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of sales, however, total expenses increased principally due to increased personnel and information technology costs.

       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS

                          (000s omitted except ratios)

THREE-MONTH PERIOD ENDED FEBRUARY 29, 2000 (CONTINUED)
(as compared with the same period of the prior year)

Interest expense increased $1.4 million during the current year three month period compared to the prior year period principally as a result of increased average short-term borrowings outstanding. Interest income increased $0.6 million as a result of an increase in average outstanding interest bearing notes receivable during the third quarter compared to last year.

Consolidated net income increased $0.7 million or 6.6% over the prior year period due to the factors discussed above.

NINE-MONTH PERIOD ENDED FEBRUARY 29, 2000
(as compared with the same period of the prior year)

Consolidated net sales for the nine-month period ended February 29, 2000, excluding pass through sales, increased $78.1 million or 11.6% over the prior year period reflecting increased demand for the Company's products and services. Aircraft and Engine sales increased $67.2 million or 22.4% principally due to higher sales of the Company's aircraft and engine products, partially offset by lower sales of engine parts in certain long-term inventory management programs. Sales in Airframe and Accessories increased $15.3 million or 5.5% over the prior period reflecting higher demand for aircraft and landing gear maintenance and component services, partially offset by lower airframe parts sales. Manufacturing sales decreased $4.3 million or 4.6% due to the impact of the sale of the Company's floor maintenance products manufacturing subsidiary in November 1998, partially offset by higher demand of products supporting the U.S. military deployment needs. Pass through sales were $48.7 million, compared to $111.3 million in the prior year nine month period. As inventory management programs mature, pass through sales typically decline as the Company sources more it its customer's parts requirements with used, serviceable parts, rather than with factory new parts. The reduction in pass through sales during the current fiscal year is attributable to the maturing of the Company's existing long-term inventory management programs, as well as lower engine inputs at certain customer maintenance facilities.

Consolidated gross profit increased $8.5 million or 6.7% over the prior year period due to increased sales partially offset by a decrease in the gross profit margin. Excluding the impact from pass through sales, the gross profit margin was 18.0% in the current nine month period, compared to 18.8% in the prior year. This reduction in the gross profit margin was primarily attributable to the mix of inventories sold reflecting lower sales of higher margin products in certain long-term inventory management programs, as well as the result of a low margin, quick-turn aircraft sale in the third quarter of the current fiscal year. Operating income increased $6.6 million or 11.7% over the prior year period as a result of increased gross profit partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of sales, however, total expenses increased principally due to increased personnel costs.

Interest expense increased $4.3 million principally as a result of increased average short-term borrowings outstanding during the current year nine month period as compared to the same period last year. Interest income increased $1.4 million as a result of an increase in average outstanding interest bearing notes receivable during the current year compared to prior year.

Consolidated net income increased $2.8 million or 9.2% principally as a result of the factors discussed above.

       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS

                          (000s omitted except ratios)

AT FEBRUARY 29, 2000
(as compared with May 31, 1999)

At February 29, 2000, the Company's liquidity and capital resources included cash of $4.4 million and working capital of $350.2 million. At February 29, 2000, the Company's ratio of long-term debt to capitalization was 34.5%, down from 35.7% at May 31, 1999. The Company continues to maintain its available external sources of financing including $154.2 million of unused bank lines, a universal shelf registration on file with the SEC under which up to $200 million of common stock, preferred stock or medium - or long-term debt securities may be issued or sold subject to market conditions, and an accounts receivable securitization program where the Company may sell an interest in a defined pool of accounts receivable up to $35 million. As of February 29, 2000, accounts receivable sold under this arrangement were $28.2 million, essentially unchanged from November 30, 1999 and $2.9 million higher compared to May 31, 1999.

During the nine month period ended February 29, 2000 the Company generated $5.7 million of cash from operations compared to $23.8 million during the nine month period ended February 28, 1999. The decrease in cash generated from operations was principally due to a reduction in accounts and trade notes payable and accrued liabilities, and increases in accounts receivable, inventories and equipment on or available for short-term lease at February 29, 2000.

During the nine month period ended February 29, 2000, the Company's investing activities used $18.7 million of cash, primarily as a result of property, plant and equipment expenditures. During the nine month period ended February 28, 1999, the Company used $17.7 million of cash as a result of property, plant and equipment expenditures and an acquisition, partially offset by the proceeds received from the Company's divestiture of its floor products manufacturing subsidiary and proceeds from the sale of equipment on long-term lease and an equity interest in a leveraged lease.

During the nine month period ended February 29, 2000, the Company's financing activities generated $9.0 million of cash compared to using $11.4 million during the nine month period ended February 28, 1999. The increase in cash generated from financing activities was primarily due to proceeds from short-term bank borrowings of $25.0 million during fiscal 2000.

       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION
                          (000s omitted except ratios)

AT FEBRUARY 29, 2000 (CONTINUED)
(as compared with May 31, 1999)

The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments, and pay dividends.* A summary of key financial conditions, ratios, and lines of credit follows:


          Description                                 February 29,          May 31,
          -----------                                     2000               1999
                                                        --------           --------
     Working capital                                    $350,202           $334,600
     Current ratio                                         3.0:1              2.9:1

     Bank credit lines:
       Borrowings outstanding                             25,000               --
       Available but unused lines                        154,211            178,800
                                                        --------           --------
     Total credit lines                                 $179,211           $178,800
                                                        ========           ========
     Long-term debt less current maturities             $180,639           $180,939

     Ratio of long-term debt to capitalization              34.5%              35.7%


FORWARD-LOOKING STATEMENTS

Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and are identified by an asterisk(*). These forward-looking statements are based on beliefs of Company management as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: integration of acquisitions, marketplace competition, economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

PART I, ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk is limited to fluctuating interest rates under its unsecured bank credit agreements, and foreign exchange rates. During the nine month period ended February 29/28, 2000 and 1999, respectively, the Company did not utilize derivative financial instruments to offset these risks. A hypothetical 10 percent increase to the average interest rate under the Company's bank credit agreements and a hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have had a material impact on the results of operations and financial position of the Company during the nine month period ended February 29/28, 2000 and 1999, respectively.


* See "Forward Looking Statements" section of this item.

PART II - OTHER INFORMATION

                           AAR CORP. and Subsidiaries
                                February 29, 2000

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
(a)   EXHIBITS

ITEM

27.  Financial             27.1  Financial Data Schedule for the Registrant's
     Data Schedule               nine-month interim period ended February 29,
                                 2000

(b) REPORTS ON FORM 8-K FOR QUARTER ENDED FEBRUARY 29, 2000:
    The Company filed no reports on Form 8-K during the three months ended February 29, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 AAR CORP.
                                   ---------------------------------------------
                                   (Registrant)







Date: April 14, 2000               /s/ Timothy J. Romenesko
     ---------------               ---------------------------------------------
                                   Timothy J. Romenesko
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and officer duly
                                   authorized to sign on behalf of registrant)





                                   /s/ Michael J. Sharp
                                   ---------------------------------------------
                                   Michael J. Sharp
                                   Vice President - Controller
                                   (Principal Accounting Officer)