Form 10-K405
period 2000-05-31
AAR CORP
filed 2000-08-24
CIK 1750

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2000             COMMISSION FILE NUMBER 1-6263
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At July 31, 2000, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $287,579,232 (based upon the closing price of the Common Stock at July 31, 2000 as reported on the New York Stock Exchange). The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

    On July 31, 2000, there were 26,856,636 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders, to be held October 11, 2000, is incorporated by reference in
Part III to the extent described therein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                   --------
PART I

  Item 1.            Business....................................................         2

  Item 2.            Properties..................................................         4

  Item 3.            Legal Proceedings...........................................         4

  Item 4.            Submission of Matters to a Vote of Security Holders.........         4

                     Supplemental Item -- Executive Officers of the Registrant...         5

PART II

  Item 5.            Market for Registrant's Common Equity and Related
                       Stockholder Matters.......................................         6

  Item 6.            Selected Financial Data.....................................         7

  Item 7.            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................         8

  Item 7A.           Quantitative and Qualitative Disclosures about Market
                       Risk......................................................        12

  Item 8.            Financial Statements and Supplementary Data.................        13

  Item 9.            Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure..................................        37

PART III

  Item 10.           Directors and Executive Officers of the Registrant..........        38

  Item 11.           Executive Compensation......................................        38

  Item 12.           Security Ownership of Certain Beneficial Owners and
                       Management................................................        38

  Item 13.           Certain Relationships and Related Transactions..............        38

PART IV

  Item 14.           Exhibits, Financial Statements, Schedules and Reports on
                       Form 8-K..................................................        39

SIGNATURES.......................................................................        40

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

    The Company's Aircraft and Engines activities include (i) the purchase, sale and lease of used commercial jet aircraft, (ii) the purchase, sale and lease of a wide variety of new, overhauled and repaired engines and engine products for the aviation aftermarket, including a broad range of spare engines and engine parts and other engine components and accessories, and (iii) the overhaul, repair and exchange of a wide range of engine parts and components and other engine support services for its commercial and military customers. The Company also provides customized inventory supply and management programs for engine parts and components in support of customer maintenance activities. The Company has two FAA licensed repair stations in the U.S. to perform engine component overhaul services which cover a broad range of internal engine parts and components. The Company also provides turbine engine overhaul and parts supply services to industrial gas and steam turbine operators. The Company's primary sources of aviation products for its Aircraft and Engine activities are domestic and foreign airlines, independent aviation service companies, aircraft leasing companies and original equipment manufacturers.

    The Company's Airframe and Accessories activities consist of (i) the purchase, sale and lease of new, overhauled and repaired airframe parts and accessories for the aviation aftermarket, and (ii) the overhaul, repair and exchange of a wide variety of airframe and accessory parts and components for its commercial, military and general aviation customers. The Company also provides customized inventory supply and management programs for certain airframe parts and components in support of customer maintenance activities. The Company's primary sources of airframe parts for its Airframe and Accessories activities are domestic and foreign airlines, independent aviation service companies, aircraft leasing companies and original equipment manufacturers. The Company is also an authorized distributor for more than 150 leading aviation/aerospace product manufacturers.

    The Company's Airframe and Accessories overhaul and repair capabilities include most commercial aircraft landing gear, a wide variety of avionics, instruments, electrical, electronic, fuel, hydraulic and pneumatic components and a broad range of internal airframe components. AAR also operates an aircraft maintenance facility providing maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, military, regional, business and general aviation aircraft. AAR's overhaul and repair of parts and components also support the sale, lease and inventory management activities of the Company. AAR has nine FAA-licensed repair stations in the U.S. and two in Europe to perform airframe/component overhaul services.

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

    Competition in the worldwide aviation/aerospace aftermarket is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in the parts supply business include the original equipment manufacturers, commercial airlines, and other independent suppliers of parts and services. In certain of its leasing and commercial jet aircraft trading activities, the Company faces competition from financial institutions, syndicators, commercial and specialized leasing companies and other entities that provide financing. AAR also competes with various repair and overhaul organizations, which include the service arms of original equipment manufacturers, the maintenance departments or divisions of large commercial airlines (some of which also offer maintenance services to third parties) and independent organizations. AAR's pallet, container and shelter manufacturing activities compete with several modest-sized private companies, and its cargo systems competitors include a number of divisions of large corporations. Although certain of the Company's competitors have substantially greater financial and other resources than the Company, the Company believes that it has maintained a satisfactory competitive position through its responsiveness to customer needs, its attention to quality and its unique combination of trading expertise, technical capabilities and financial strength.

    At May 31, 2000, backlog believed to be firm was approximately $84,800 compared to $83,600 at May 31, 1999. An additional $4,100 of unfunded government options on awarded contracts also existed at May 31, 2000. It is expected that approximately $84,600 of the May 31, 2000 backlog will be shipped in fiscal 2001.

    Sales to the U.S. Government, its agencies and its contractors were approximately $132,048 (12.9% of total sales), $98,954 (9.4% of total sales) and $83,114 (9.7% of total sales) in fiscal years 2000, 1999, and 1998, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of the Company's government contracts are for aviation products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high-technology military requirements, these products and services are less likely to be affected by reductions in defense spending. The Company's contracts with the U.S. Government and its agencies are typically firm agreements to provide aviation products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government agency. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

    At May 31, 2000, the Company employed approximately 2,900 persons worldwide.

    For additional information concerning the Company's business segment activities, including classes of similar products and services, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." For information concerning export sales, see "Business Segment Information" in Note 11 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    The Company's principal aircraft and engine sales and leasing activities as well as engine and airframe components and aftermarket parts distribution activities are conducted from one building, which is owned by the Company, in Wood Dale, Illinois. In addition to warehouse space, the facility includes executive, sales and administrative offices. The Company also owns and operates one building in Elk Grove Village, Illinois for the purpose of the distribution of new aviation parts. Warehouse facilities are leased in Petropolis, Brazil; Hannover, Germany; Nantgarw, Wales; and Brussels, Belgium for the purpose of aviation parts distribution.

    Aviation overhaul facilities are located in The Netherlands near Schiphol International Airport in a building owned by the Company; Garden City, New York in a building owned by the Company; Frankfort, New York (subject to an industrial revenue bond to the Company until 2001, at which time the Company expects to purchase the facility for nominal consideration); Windsor, Connecticut in a building owned by the Company; Miami, Florida in leased facilities; Roswell, New Mexico in leased facilities; London, England in leased facilities, and Oklahoma City, Oklahoma in facilities leased from airport authorities. The Company's experience indicates that lease renewal is available on reasonable terms consistent with its business needs.

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

SUPPLEMENTAL ITEM:

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning each executive officer of the Company is set forth below:

NAME                                           AGE  PRESENT POSITION WITH THE COMPANY
----                                           ---  ---------------------------------
David P. Storch..............................  47   President and Chief Executive Officer; Director
Philip C. Slapke.............................  47   Executive Vice President
Howard A. Pulsifer...........................  57   Vice President; General Counsel; Secretary
Timothy J. Romenesko.........................  43   Vice President and Chief Financial Officer
Michael J. Sharp.............................  38   Vice President and Controller; Chief Accounting Officer

    Mr. Storch has been President of the Company since 1989 and Chief Executive Officer since 1996. Previously, he was Chief Operating Officer from 1989 to 1996 and a Vice President of the Company from 1988 to 1989. Mr. Storch joined the Company in 1979 and was President of a major subsidiary from 1984 to 1988.
Mr. Storch has been a director of the Company since 1989. Mr. Storch is Ira A. Eichner's son-in-law. Mr. Eichner is Chairman of the Board and a Director of the Company.

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

    Mr. Sharp has been Vice President and Controller, Chief Accounting Officer since 1999. Previously he served as Controller of the Company from 1996 to 1999. Prior to joining the Company he was with Kraft Foods from 1994 to 1996, and with KPMG LLP from 1984 to 1994, most recently as audit senior manager.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, PERCENTAGE DATA AND NUMBER OF STOCKHOLDERS)

    The Company's Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On June 30, 2000, there were approximately 11,000 holders of the Common Stock of the Company, including participants in security position listings.

    Certain of the Company's debt agreements contain provisions restricting the payment of dividends or repurchase of its shares. See Note 2 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, the Company may not pay dividends (other than stock dividends) or acquire its capital stock if, after giving effect to the aggregate amounts paid on or after June 1, 1995, such amounts exceed the sum of $20,000 plus 50% of Consolidated Net Income of the Company after June 1, 1994. At May 31, 2000 unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares totaled approximately $19,504. At June 1, 2000, unrestricted consolidated retained earnings increased to $37,086, due to inclusion of 50% of Consolidated Net Income of the Company for fiscal 2000.

    The table below sets forth for each quarter of the fiscal year indicated the reported high and low market prices of the Company's Common Stock on the New York Stock Exchange and the quarterly dividends declared.

                                             FISCAL 2000                                 FISCAL 1999
                               ---------------------------------------     ---------------------------------------
      PER COMMON SHARE                MARKET PRICES                               MARKET PRICES
  ------------------------     ---------------------------   QUARTERLY     ---------------------------   QUARTERLY
          QUARTER                 HIGH             LOW       DIVIDENDS        HIGH             LOW       DIVIDENDS
          -------                 ----             ---       ---------        ----             ---       ---------
    First.................     23 1/4          18 3/8          $.085       29 15/16        22 1/8          $.085
    Second................     21 15/16        15 15/16         .085       25 3/8          17 3/4           .085
    Third.................     26 7/8          15 13/16         .085       25 3/8          15               .085
    Fourth................     23 5/8          13 7/8           .085       21 9/16         15 3/8           .085
                                                               -----                                       -----
                                                               $.340                                       $.340
                                                               =====                                       =====

ITEM 6.  SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

                                                         FOR THE YEAR ENDED MAY 31,
                                         -----------------------------------------------------------
                                            2000         1999        1998        1997        1996
                                         ----------   ----------   ---------   ---------   ---------
RESULTS OF OPERATIONS
---------------------------------------
  Sales................................  $  957,525   $  918,036   $782,123    $589,328    $504,990
  Pass through sales(1)................      66,808      132,572     74,514      44,225      44,977
  Total sales..........................   1,024,333    1,050,608    856,637     633,553     549,967
  Gross profit.........................     172,853      173,259    148,406     108,541      90,765
  Operating income.....................      70,658       77,381     64,716      42,890      32,442
  Interest expense.....................      23,431       18,567     14,494      10,786      10,616
  Income before provision for income
    taxes..............................      49,526       59,786     51,157      32,975      22,782
  Net income...........................      35,163       41,671     35,657      23,025      16,012
                                         ==========   ==========   ========    ========    ========
  Share data:(2)
    Earnings per share -- basic........  $     1.30   $     1.51   $   1.29    $    .92    $    .67
    Earnings per share -- diluted......  $     1.28   $     1.49   $   1.27    $    .91    $    .66
    Cash dividends per share...........  $      .34   $      .34   $    .33    $    .32    $    .32
    Average common shares outstanding
      -- basic.........................      27,103       27,549     27,588      25,026(4)   23,967
                                         ==========   ==========   ========    ========    ========
    Average common shares outstanding
      -- diluted.......................      27,415       28,006     28,174      25,399(4)   24,248
                                         ==========   ==========   ========    ========    ========

FINANCIAL POSITION
---------------------------------------
  Working capital......................  $  347,451   $  334,600   $319,252(3) $314,119(4) $258,627
  Total assets.........................     740,998      726,630    670,559     529,584(4)  437,846
  Short-term debt......................      26,314          420        237(3)    1,474       1,474
  Long-term debt.......................     180,447      180,939    177,509(3)  116,818     118,292
  Total debt...........................     206,761      181,359    177,746(3)  118,292     119,766
  Stockholders' equity.................     339,515      326,035    300,850     269,259(4)  204,635
                                         ==========   ==========   ========    ========    ========
  Number of shares outstanding at end
    of year(2).........................      26,865       27,381     27,717      27,306(4)   23,997
                                         ==========   ==========   ========    ========    ========
  Book value per share of common
    stock(2)...........................  $    12.64   $    11.91   $  10.85    $   9.86    $   8.53
                                         ==========   ==========   ========    ========    ========

------------------------

Notes:

(1) In connection with certain long-term inventory management programs, the Company purchases factory-new products on behalf of its customers from original equipment manufacturers. These products are purchased from the manufacturer and "passed through" to the Company's customers at the Company's cost. Beginning with the third quarter of fiscal 2000, the Company began reporting "pass through" sales on the Income Statement.

(2) All share and per share information reflects the three-for-two stock split on February 23, 1998.

(3) In December 1997, the Company sold $60,000 of unsecured 6.875% Notes due December 15, 2007.

(4) In February 1997, the Company sold three million shares of its common stock for $50,075, net of expenses.

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

                                                      FOR THE YEAR ENDED MAY 31,
                                                 ------------------------------------
                                                    2000         1999         1998
                                                 ----------   ----------   ----------
Sales:
  Aircraft and Engines.........................  $  440,502   $  416,196   $  339,299
  Airframe and Accessories.....................     397,090      376,259      333,283
  Manufacturing................................     119,933      125,581      109,541
                                                 ----------   ----------   ----------
                                                    957,525      918,036      782,123
  Pass through sales...........................      66,808      132,572       74,514
                                                 ----------   ----------   ----------
                                                 $1,024,333   $1,050,608   $  856,637
                                                 ==========   ==========   ==========

THREE-YEAR SALES SUMMARY

    Over the last three fiscal years, consolidated sales, before pass through sales, increased from $782,123 in fiscal 1998 to $957,525 in fiscal 2000. Total sales, which include pass through sales, increased from $856,637 in fiscal 1998 to $1,024,333 in fiscal 2000. The growth in sales was the result of the growing demand for the Company's broad line of products and services in the aviation/ aerospace market, whose rate of growth declined slightly the last two fiscal years. In fiscal 1998, most of the world's major airlines, excluding those in Asia, reported record or near record operating earnings driven by strong revenue growth and their various initiatives to control costs. In 1999 and 2000, however, many of the world's airlines experienced lower operating earnings compared to 1998 reflecting slower revenue growth and higher expenses. Certain domestic aviation/aerospace original equipment manufacturers also experienced lower operating earnings during the latter half of the three-year period reflecting the overall softening aviation/aerospace market. In addition, during the latter part of the three-year period, many airlines replaced older aircraft, such as the 727 and DC-9, powered by the JT8D engine family, and older 747s, generally powered by the JT9D engine family, in favor of newer aircraft, such as the 737-300, 747-400, 777, A320 and A330/A340. The Company continues to develop new repair and overhaul capabilities and other support programs for the newer generation aircraft and engines.

    During fiscal 1998 and 1999, the Company's sales before pass through sales benefited from the aggressive pursuit of market opportunities in the relatively strong aviation/aerospace market. Sales in Aircraft and Engines benefited from new inventory management programs and higher sales of its aircraft and engine sales and leasing products. Sales in Airframe and Accessories increased as a result of greater demand for the Company's repair and overhaul services and the impact from the acquisition of a new aircraft parts distribution company during 1998. Sales in Manufacturing increased in 1999 compared to 1998 from strong demand of the Company's products supporting U.S. deployment needs.

    During fiscal 2000, sales, before pass through sales, increased due to greater demand for the Company's repair and overhaul services, as well as the Company's aircraft and engine sales and leasing products. Sales in Aircraft and Engines during fiscal 2000 were negatively impacted by lower engine part sales reflecting fewer shop visits at a main customer's engine overhaul facilities. Sales in Manufacturing during fiscal 2000 were lower mainly as a result of the divestiture of the Company's floor maintenance products manufacturing facility which occurred in the second quarter of fiscal 1999.

    Pass through sales increased in fiscal 1999 compared to 1998 mainly as a result of new engine parts inventory management programs, but declined in fiscal 2000 primarily as a result of the aforementioned fewer shop visits at a certain customer's engine overhaul facilities.

    The Company believes that its established global market position, its ability to respond to changes in the industry, including technological changes, and its diverse customer base, position the Company to take advantage of future opportunities in the aviation/aerospace market.*

FISCAL 2000 COMPARED WITH FISCAL 1999

    Consolidated sales in fiscal 2000, before pass through sales, increased 4.3% to $957,525 from $918,036 in fiscal 1999. This increase was attributable to higher demand for the Company's aircraft and engine sales and leasing products, as well as strong demand for the Company's repair and overhaul services. Sales in Aircraft and Engines increased $24,306 or 5.8%, as the Company experienced strong demand for its whole engine and aircraft products, partially offset by a continued decrease in sales from engine parts inventory management programs. This decrease is primarily the result of reduced demand by a major customer for certain engine parts due principally to significantly fewer engine shop visits to this customer for the engine types the Company supports. The Company is working to resolve pending issues with this customer, but no assurance can be given that sales to this customer will continue at historical levels in the future. The Company is aggressively pursuing inventory management programs with other customers and building its engine parts manufacturing capabilities to offset potential future reduced sales to this customer.* Sales in Airframe and Accessories increased $20,831 or 5.5%, reflecting increased demand for the Company's aircraft maintenance and landing gear and small component overhaul and repair services. These increases were partially offset by lower new aircraft parts sales to general aviation customers. Sales in Manufacturing declined $5,648 or 4.5%, as a result of the divestiture of the Company's floor maintenance products manufacturing subsidiary in November 1998, partially offset by higher sales of the Company's products supporting U.S. deployment needs. Pass through sales were $66,808 compared to $132,572 in the prior year. As certain of the Company's inventory management programs have matured, pass through sales have declined as the Company has sourced more of its customer's parts requirements with used, serviceable parts, rather than with factory-new parts. The reduction in pass through sales during the current fiscal year is attributable to the maturation of the Company's existing long-term inventory management programs, as well as a decline in the number of shop visits for the engine types the Company supports at certain long-term inventory management programs.

    Consolidated gross profit was essentially even with the prior fiscal year. The fiscal 2000 consolidated gross profit margin, excluding the impact from pass through sales, was 18.1% in the current fiscal year, compared to 18.9% in the prior year. The reduction in the consolidated gross profit margin was primarily due to the unfavorable impact of the mix of inventories sold. Selling, general and administrative expenses increased $6,317 or 6.6% as a result of a $4,000 fourth quarter charge to increase bad debts reserve in response to the Company's accounts receivable exposure, which included two airlines that filed for bankruptcy protection during fiscal 2000, as well as increased information technology costs incurred as a result of the Company's e-business activities. Interest expense increased $4,864 principally as a result of increased average short-term borrowings outstanding during fiscal year 2000 as compared to prior year, and interest income increased $1,327 as a result of an increase in average outstanding interest-bearing notes receivable during the current year compared to prior year.

------------------------------

* This section contains forward-looking statements which are identified with an asterisk (*). Please see comments on forward-looking statement risk factors in the "Forward-Looking Statements" section on page 12.

    Consolidated net income declined $6,508 or 15.6% from the prior year as a result of the above factors.

FISCAL 1999 COMPARED WITH FISCAL 1998

    Consolidated sales in fiscal 1999, before pass through sales, increased 17.4% to $918,036 from $782,123 in fiscal 1998. This increase was attributable to continued strong demand for the Company's broad range of products and services and, among other things, full-year sales from businesses acquired in fiscal 1998. Aircraft and Engines sales increased $76,897 or 22.7%, resulting from higher sales of engine parts, driven primarily from strength in inventory management programs, and increased aircraft sales and leasing revenues. These increases were partially offset by the impact of certain engine parts sales which were recorded by Turbine Engine Asset Management L.L.C. (an unconsolidated joint venture company) during fiscal 1999, but were recorded by Aircraft and Engines during the first half of fiscal 1998. Airframe and Accessories sales increased $42,976 or 12.9%, driven primarily by the impact of full-year sales from the new-parts distribution companies acquired during fiscal 1998, as well as increased demand for aircraft maintenance and landing gear overhaul repair capabilities. Manufacturing sales increased $16,040 or 14.6%, due to increased sales of products supporting the U.S. Government's rapid deployment program, the inclusion of full-year sales from AAR Composites (acquired in fiscal 1998) and higher sales of cargo handling systems. These gains were partially offset by the unfavorable impact on sales as a result of the divestiture of the Company's floor maintenance products manufacturing subsidiary in November 1998. Pass through sales were $132,572 compared to $74,514 in the prior year. The increase in pass through sales in the current year as compared to the prior year was attributable to the addition of new inventory management programs during fiscal 1999 and late fiscal 1998.

    Consolidated gross profit increased $24,853 or 16.7%, due to increased consolidated net sales. The fiscal 1999 consolidated gross profit margin of 18.9%, excluding the impact from pass through sales, is slightly less than the consolidated gross profit margin of 19.0% of the prior year. Consolidated operating income increased $12,665 or 19.6% over the prior year on the strength of increased sales, partially offset by increased selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales; however, total expenses increased due to the impact from companies acquired during fiscal 1998, as well as increased marketing support and information technology costs, which include Year 2000 compliance costs. Interest expense increased $4,073 or 28.1% over the prior year primarily due to the full-year effect of the $60,000 of unsecured 6.875% Notes issued in December 1997.

    Consolidated net income increased $6,014 or 16.9% over the prior year as a result of the above-noted factors.

FISCAL 1998 COMPARED WITH FISCAL 1997

    Consolidated net sales, before pass through sales, increased $192,795 or 32.7% over the prior fiscal year, reflecting strong demand for the Company's broad range of products and services and the effect of acquisitions during fiscal 1998. Acquisitions, net of prior year dispositions, contributed $77,234 to the sales increase over the prior year. Aircraft and Engines sales increased $76,225 or 29.0%, resulting from higher sales in its engine and engine parts businesses, as well as increased aircraft sales. Airframe and Accessories sales increased $111,850 or 50.5%, driven primarily by sales from the new-parts distribution companies, which were acquired in fiscal 1998, and increased demand for the Company's aircraft maintenance and aircraft component overhaul and repair capabilities. Sales in Manufacturing increased $4,720 or 4.5%, reflecting increased cargo loading and handling system sales and the inclusion of sales from ATR (AAR Composites), which was acquired in October 1997, partially offset by lower sales from products supporting the U.S. Government's rapid deployment program. Pass through sales were $74,514 compared to $44,225 reflecting strong demand of engine parts in the Company's inventory management programs.

    Consolidated gross profit increased $39,865 or 36.7%, due to increased consolidated net sales and an increase in the consolidated gross profit margin to 19.0%, excluding the impact from pass through sales, from 18.4% in the prior year. The increase in the consolidated gross profit margin during fiscal 1998 reflected the favorable mix of inventories sold and improved margins in certain manufactured products.

    Consolidated operating income increased $21,826 or 50.9% over the prior fiscal year as a result of the increase in net sales and the higher gross profit margin, partially offset by increased selling, general and administrative expenses. Selling, general and administrative expenses were lower as a percentage of consolidated net sales; however, total expenses increased principally due to the inclusion of recently acquired companies and increased personnel costs. Interest expense increased $3,708 or 34.4% over the prior year, principally due to the impact of the Company's sale of $60,000 of unsecured 6.875% Notes in December 1997.

    Consolidated net income increased $12,632 or 54.9% over the prior year as a result of the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

    At May 31, 2000, the Company's liquidity and capital resources included cash and cash equivalents of $1,241 and working capital of $347,451. At May 31, 2000, the Company's long-term debt-to-capitalization ratio was 34.7% compared to 35.7% at May 31, 1999, and the Company's total debt-to-capitalization ratio was 37.8% at May 31, 2000, compared to 35.7% at May 31, 1999. The Company continues to maintain its external sources of financing with $153,326 of unused available bank lines and a shelf registration statement on file with the Securities and Exchange Commission under which up to $200 million of common stock, preferred stock or medium- or long-term debt securities may be issued or sold subject to market conditions.

    During fiscal 2000, the Company generated $10,051 of cash flow from operations compared to $28,525 and $22,823 during fiscal 1999 and 1998, respectively. The reduction in cash flow generated from operations was principally due to a reduction in accounts and notes payable and accrued liabilities during the current fiscal year.

    During fiscal 2000, the Company's investing activities used $23,209, primarily reflecting the Company's investment in property, plant and equipment of $22,344.

    During fiscal 2000, the Company's financing activities generated $6,029 of cash, reflecting proceeds from short-term borrowings of $25,885, partially offset by the purchase of the Company's stock of $10,530 and the payment of cash dividends of $9,218.

    The Company believes that its liquidity and available sources of capital will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.*

------------------------------

* This section contains forward-looking statements which are identified with an asterisk (*). Please see comments on forward-looking statement risk factors in the "Forward-Looking Statements" section on page 12.

    A summary of key indicators of financial condition and lines of credit follows:

                                                              MAY 31,
                                                      ------------------------
                    DESCRIPTION                         2000           1999
                    -----------                       ---------      ---------
Working capital.....................................  $347,451       $334,600
Current ratio.......................................     3.1:1          2.9:1

Bank credit lines:
  Borrowings outstanding............................  $ 25,885       $  --
  Available but unused lines........................   153,326        178,800
                                                      --------       --------
Total credit lines..................................  $179,211       $178,800
                                                      ========       ========
Long-term debt, less current maturities.............  $180,447       $180,939
Ratio of long-term debt to capitalization...........     34.7%          35.7%
Ratio of total debt to capitalization...............     37.8%          35.7%

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and are identified by an asterisk(*). These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: ability to acquire inventory at favorable prices; integration of acquisitions; marketplace competition; economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk is limited to fluctuating interest rates under its unsecured bank credit agreements and foreign exchange rates. During fiscal 2000 and 1999, the Company did not utilize derivative financial instruments to offset these risks.

    At May 31, 2000, $65,300 was available under credit lines with domestic banks, $84,115 was available under revolving credit and term loan agreements with domestic banks, and $3,911 was available under credit agreements with foreign banks (credit facilities). Interest on amounts borrowed under the credit facilities is based on an overnight bid rate. As of May 31, 2000, the outstanding balance under these agreements was $25,885. A hypothetical
10 percent increase to the average interest rate under the credit facilities would not have had a material impact on the results of operations for the Company during fiscal 2000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
  OF AAR CORP.:

    We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Chicago, Illinois
June 27, 2000

                      [THIS PAGE LEFT INTENTIONALLY BLANK]

                           AAR CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEAR ENDED MAY 31,
                                                           --------------------------------------
                                                              2000          1999          1998
                                                           -----------   -----------   ----------
                                                            (000S OMITTED EXCEPT PER SHARE DATA)

Sales....................................................  $  957,525    $  918,036     $782,123

Pass through sales.......................................      66,808       132,572       74,514
                                                           ----------    ----------     --------

                                                            1,024,333     1,050,608      856,637
                                                           ----------    ----------     --------

Costs and operating expenses:

  Cost of sales..........................................     851,480       877,349      708,231

  Selling, general and administrative....................     102,195        95,878       83,690
                                                           ----------    ----------     --------

                                                              953,675       973,227      791,921
                                                           ----------    ----------     --------

Operating income.........................................      70,658        77,381       64,716

Interest expense.........................................     (23,431)      (18,567)     (14,494)

Interest income..........................................       2,299           972          935
                                                           ----------    ----------     --------

Income before provision for income taxes.................      49,526        59,786       51,157

Provision for income taxes...............................      14,363        18,115       15,500
                                                           ----------    ----------     --------

Net income...............................................  $   35,163    $   41,671     $ 35,657
                                                           ==========    ==========     ========

Earnings per share of common stock--basic................  $     1.30    $     1.51     $   1.29
                                                           ==========    ==========     ========

Earnings per share of common stock--diluted..............  $     1.28    $     1.49     $   1.27
                                                           ==========    ==========     ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       MAY 31,
                                                              -------------------------
                                                                2000            1999
                                                              ---------       ---------
                                                                   (000S OMITTED)
Current assets:

  Cash and cash equivalents.................................  $  1,241        $  8,250

  Accounts receivable.......................................   128,348         164,302

  Inventories...............................................   275,817         270,654

  Equipment on or available for short-term leases...........    60,201          33,845

  Deferred tax assets, deposits and other...................    45,660          31,135
                                                              --------        --------

Total current assets........................................   511,267         508,186
                                                              --------        --------

Property, plant and equipment, at cost:

  Land......................................................     6,331           6,331

  Buildings and improvements................................    68,387          66,123

  Equipment, furniture and fixtures.........................   127,879         111,718
                                                              --------        --------

                                                               202,597         184,172

Accumulated depreciation....................................   (92,594)        (80,160)
                                                              --------        --------

                                                               110,003         104,012
                                                              --------        --------

Other assets:

  Investment in leveraged leases............................    34,487          34,053

  Cost in excess of underlying net assets of acquired
    companies, net..........................................    38,840          40,093

  Other.....................................................    46,401          40,286
                                                              --------        --------

                                                               119,728         114,432
                                                              --------        --------

                                                              $740,998        $726,630
                                                              ========        ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      MAY 31,
                                                              ------------------------
                                                                2000           1999
                                                              ---------      ---------
                                                                   (000S OMITTED)
Current liabilities:

  Short-term debt...........................................  $ 25,885       $  --

  Current maturities of long-term debt......................       429            420

  Accounts and trade notes payable..........................   107,879        129,703

  Accrued liabilities.......................................    26,596         36,803

  Accrued taxes on income...................................     3,027          6,660
                                                              --------       --------

Total current liabilities...................................   163,816        173,586
                                                              --------       --------

Long-term debt, less current maturities.....................   180,447        180,939

Deferred tax liabilities....................................    56,020         44,870

Retirement benefit obligation...............................     1,200          1,200
                                                              --------       --------

                                                               237,667        227,009
                                                              --------       --------

Stockholders' equity:

  Preferred stock, $1.00 par value, authorized 250 shares;
    none issued.............................................     --             --

  Common stock, $1.00 par value, authorized 100,000 shares;
    issued 29,168 and 28,998, respectively..................    29,168         28,998

  Capital surplus...........................................   146,557        144,095

  Retained earnings.........................................   210,474        184,529

  Treasury stock, 2,303 and 1,617 shares at cost,
    respectively............................................   (37,236)       (25,463)

  Accumulated other comprehensive income (loss) --
    cumulative translation adjustments......................    (9,448)        (6,124)
                                                              --------       --------

                                                               339,515        326,035
                                                              --------       --------

                                                              $740,998       $726,630
                                                              ========       ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE THREE YEARS ENDED MAY 31, 2000

                                                                                                      ACCUMULATED
                                               COMMON STOCK     TREASURY STOCK                           OTHER
                                              ---------------  ----------------  CAPITAL   RETAINED  COMPREHENSIVE  COMPREHENSIVE
                                              SHARES  AMOUNT   SHARES   AMOUNT   SURPLUS   EARNINGS  INCOME (LOSS)  INCOME (LOSS)
                                              ------  -------  ------  --------  --------  --------  -------------  -------------
                                                                                (000S OMITTED)
Balance, May 31, 1997.......................  18,932  $18,932    728   $(13,365) $141,016  $125,694     $(3,018)
  Net income................................   --       --      --        --        --      35,657       --            $35,657
  Cash dividends............................   --       --      --        --        --      (9,118)      --             --
  Issuance of common stock..................   --       --       (93)     1,699     1,158    --          --             --
  Treasury stock............................   --       --       126     (4,804)    --       --          --             --
  Three-for-two stock split.................  9,589    9,589     367      --       (9,589)   --          --             --
  Exercise of stock options and stock
    awards..................................    311      311    --        --        8,313    --          --             --
  Adjustment for net translation loss.......   --       --      --        --        --       --          (1,625)        (1,625)
                                                                                                                       -------
  Comprehensive income for fiscal 1998......                                                                           $34,032
                                              ------  -------  -----   --------  --------  --------     -------        =======
Balance, May 31, 1998.......................  28,832  $28,832  1,128   $(16,470) $140,898  $152,233     $(4,643)
  Net income................................   --       --      --        --        --      41,671       --            $41,671
  Cash dividends............................   --       --      --        --        --      (9,375)      --             --
  Treasury stock............................   --       --       489     (8,993)    --       --          --             --
  Exercise of stock options and stock
    awards..................................    166      166    --        --        3,197    --          --             --
  Adjustment for net translation loss.......   --       --      --        --        --       --          (1,481)        (1,481)
                                                                                                                       -------
  Comprehensive income for fiscal 1999......                                                                           $40,190
                                              ------  -------  -----   --------  --------  --------     -------        =======
Balance, May 31, 1999.......................  28,998  $28,998  1,617   $(25,463) $144,095  $184,529     $(6,124)
  Net income................................   --       --      --        --        --      35,163       --            $35,163
  Cash dividends............................   --       --      --        --        --      (9,218)      --             --
  Treasury stock............................   --       --       686    (11,773)    --       --          --             --
  Exercise of stock options and stock
    awards..................................    170      170    --        --        2,462    --          --             --
  Adjustment for net translation loss.......   --       --      --        --        --       --          (3,324)        (3,324)
                                                                                                                       -------
  Comprehensive income for fiscal 2000......                                                                           $31,839
                                              ------  -------  -----   --------  --------  --------     -------        =======
Balance, May 31, 2000.......................  29,168  $29,168  2,303   $(37,236) $146,557  $210,474     $(9,448)
                                              ======  =======  =====   ========  ========  ========     =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AAR CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (000S OMITTED)
Cash flows from operating activities:
  Net income................................................  $ 35,163   $ 41,671   $ 35,657
  Adjustments to reconcile net income to net cash provided
    from operating activities:
      Depreciation and amortization.........................    18,373     17,063     14,283
      Deferred taxes........................................     9,570     10,970      3,780
      Change in certain assets and liabilities:
        Accounts receivable.................................    31,532     (6,991)   (14,922)
        Inventories.........................................    (6,644)   (46,212)   (34,706)
        Equipment on or available for short-term leases.....   (26,593)     3,214      6,664
        Accounts and trade notes payable....................   (21,536)    24,659      2,730
        Accrued liabilities and taxes on income.............   (13,786)    (3,933)    16,936
        Other...............................................   (16,028)   (11,916)    (7,599)
                                                              --------   --------   --------
    Net cash provided from operating activities.............    10,051     28,525     22,823
                                                              --------   --------   --------
Cash flows from investing activities:
  Property, plant and equipment expenditures, net...........   (22,344)   (36,131)   (17,495)
  Acquisitions, less cash acquired..........................     --       (15,175)   (28,148)
  Proceeds from sale of business............................     --        11,685      --
  Investment in equipment on long-term leases and leveraged
    leases..................................................      (434)    23,369    (33,538)
  Notes receivable and other................................      (431)    (6,641)   (19,948)
                                                              --------   --------   --------
    Net cash used in investing activities...................   (23,209)   (22,893)   (99,129)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of long-term notes payable.........     --         --        59,347
  Proceeds from short-term debt.............................    25,885      --         --
  Change in borrowings......................................      (484)     2,053    (10,170)
  Cash dividends............................................    (9,218)    (9,375)    (9,118)
  Purchases of treasury stock...............................   (10,530)    (7,558)     --
  Proceeds from exercise of stock options and other.........       376        278      1,642
                                                              --------   --------   --------
    Net cash provided from (used in) financing activities...     6,029    (14,602)    41,701
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................       120         (2)       122
                                                              --------   --------   --------
(Decrease) in cash and cash equivalents.....................    (7,009)    (8,972)   (34,483)
Cash and cash equivalents, beginning of year................     8,250     17,222     51,705
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $  1,241   $  8,250   $ 17,222
                                                              ========   ========   ========

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

    The Company conducts portions of its business through joint venture investments accounted for under the equity method. These equity affiliates are primarily engaged in the distribution of certain engine parts and aircraft rotable spares to worldwide aviation customers. The financial position and results of operations for the joint ventures during fiscal 2000 and 1999 are not material.

  REVENUE RECOGNITION

    Sales and related cost of sales are recognized primarily upon shipment of products and performance of services. Lease revenue is recognized as earned.

    In connection with certain long-term inventory management programs, the Company purchases factory-new products on behalf of its customers from original equipment manufacturers. These products are purchased from the manufacturer and "passed through" to the Company's customer at the Company's cost. Previously, the Company disclosed these "pass through" sales in the notes to the consolidated financial statements and excluded these transactions from sales and cost of sales.

    During the third quarter of fiscal 2000, the SEC issued Staff Accounting Bulletin (SAB) No. 101 summarizing the SEC's view in applying generally accepted accounting principles to revenue recognition. As a result of SAB No. 101, the Company now believes that pass through sales should be included in sales. Prior to issuance of SAB No. 101, the Company believed that excluding pass through sales from sales was appropriate given the limited nature of the services provided for these transactions. Beginning with the third quarter Form 10-Q, the Company reported pass through sales and the related cost of sales on the Consolidated Income Statement. This change has no impact on the current period or historical net income, earnings per share, condensed consolidated balance sheets, statements of cash flows or comprehensive income.

  SEGMENT INFORMATION

    SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for public companies to report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. The Company operates in one segment: Aviation Services. The Company's determination of its reportable segment is based on the commonalities among the products and services within its Aviation Services segment, and is consistent with the manner in which the Company's management reviews and evaluates operating performance.

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

  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2000 and 1999, cash equivalents of approximately $122 and $116, respectively, represent investments in funds holding high-quality commercial paper, Eurodollars and U.S. Government agency-issued securities. The carrying amount of cash equivalents approximates fair value at May 31, 2000 and 1999, respectively.

  TRANSFER OF FINANCIAL ASSETS

    During fiscal 1998, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which requires the Company to recognize the financial and servicing assets it controls and the liabilities it has incurred, and to derecognize financial assets when control has been surrendered.

    The Company has an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable up to $35,000. The Company, as agent for the purchaser of the accounts receivable, retains collection and administrative responsibilities for the participating interests of accounts receivable. Accounts receivable sold under this arrangement were $29,359 and $25,300 at May 31, 2000 and 1999, respectively.

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

  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF MARKET OR CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of market or credit risk consist principally of trade receivables. While the Company's trade receivables are diverse based on the number of entities and geographic regions, the majority are in the aviation/aerospace industry. The Company performs evaluations of customers' financial condition prior to extending credit privileges and performs ongoing credit evaluations of payment experience, current financial condition and

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) risk analysis. The Company typically requires collateral in the form of security interest in assets, letters of credit, and/or obligation guarantees from financial institutions, or sells its receivables, usually on a nonrecourse basis, for transactions other than normal trade terms.

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

    The following is a summary of inventories:

                                                                     MAY 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Raw materials and parts.....................................  $ 44,235    $ 50,352
Work-in-process.............................................    12,318      12,733
Purchased aircraft, parts, engines and components held for
  sale......................................................   219,264     207,569
                                                              --------    --------
                                                              $275,817    $270,654
                                                              ========    ========

  EQUIPMENT UNDER OPERATING LEASES

    Lease revenue is recognized as earned. The cost of the asset under lease is original purchase price plus overhaul costs. Depreciation is computed on a straight-line method over the estimated service life of the equipment, and maintenance costs are expensed as incurred. The balance sheet classification is based on the lease term, with fixed-term leases less than twelve months classified as short-term and all others classified as long-term.

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

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the applicable lease.

    Repairs and maintenance expenditures are expensed as incurred. Upon sale or disposal, cost and accumulated depreciation are removed from the accounts, and related gains and losses are included in results of operations.

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

  COST IN EXCESS OF UNDERLYING NET ASSETS OF ACQUIRED COMPANIES

    The cost in excess of underlying net assets of acquired companies is being amortized over a period of 40 years. Amortization expense was $1,213, $802, and $565 in fiscal 2000, 1999 and 1998, respectively. Accumulated amortization is $6,188 and $4,975 at May 31, 2000 and 1999, respectively. The Company evaluates the existence of impairment on the basis of whether the cost in excess of underlying net assets of acquired companies is fully recoverable from projected, undiscounted net cash flows.

  INCOME TAXES

    Income taxes are determined in accordance with SFAS No. 109.

    The benefits of investment tax credits are recognized for financial reporting purposes under the deferral method of accounting for leveraged leases. The investment tax credits are recognized in the year earned for income tax purposes.

  STATEMENTS OF CASH FLOWS

    Supplemental information on cash flows follows:

                                                           FOR THE YEAR ENDED MAY 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Interest paid..........................................  $22,800    $18,800    $11,600
Income taxes paid......................................   11,300      4,400      6,200
Income tax refunds and interest received...............      500        900      6,000

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  USE OF ESTIMATES

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

2.  FINANCING ARRANGEMENTS

    Term loans consisted of:

                                                                         MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Current maturities of long-term debt........................    $429       $420       $237
                                                                ====       ====       ====

    Short-term borrowing activity was as follows:

                                                          FOR THE YEAR ENDED MAY 31,
                                                        -------------------------------
                                                          2000        1999       1998
                                                        ---------   --------   --------
Maximum amount borrowed...............................  $127,600    $92,300    $59,200
Average daily borrowings..............................    94,881     45,455     20,689
Average interest rate during the year.................       5.9%       5.4%       6.0%
                                                        ========    =======    =======

    At May 31, 2000, aggregate unsecured bank credit arrangements were $179,211. Of this amount, $65,300 was available under credit lines with domestic banks, $84,115 was available under revolving credit and term loan agreements with domestic banks and $3,911 was available under credit agreements with foreign banks. There are no compensating balance requirements in connection with domestic or foreign lines of credit. Borrowings under domestic bank lines bear interest at or below the corporate base rate.

    The Company may borrow a maximum of $110,000 (available through February 9, 2002) under revolving credit and term loan agreements with domestic banks. Revolving credit borrowings may, at the Company's option, be converted to term loans payable in equal quarterly installments over five years. Interest is based on the corporate base rate or quoted Eurodollar or multicurrency rates during the revolving credit period and one-half percent over the corporate base rate or quoted Eurodollar rate thereafter. Borrowings outstanding under these agreements at May 31, 2000 were $25,885. There are no compensating balance requirements on any of the committed lines, but the Company is required to pay a commitment fee. There are no restrictions on the withdrawal or use of these funds.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

2.  FINANCING ARRANGEMENTS -- (CONTINUED)
    Long-term debt was as follows:

                                                                     MAY 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Notes payable due November 1, 2001 with interest of 9.5%
  payable semi-annually on May 1 and November 1.............  $ 65,000    $ 65,000
Notes payable due October 15, 2003 with interest of 7.25%
  payable semi-annually on April 15 and October 15..........    50,000      50,000
Notes payable due December 15, 2007 with interest of 6.875%
  payable semi-annually on June 15 and December 15..........    60,000      60,000
Industrial revenue bonds due in quarterly installments to
  2011 with weighted average interest of approximately 4.60%
  at May 31, 2000 (secured by trust indentures on property,
  plant and equipment)......................................     2,158       2,358
Industrial revenue bonds due in installments to 2002 with
  weighted average interest of approximately 7.47% at May
  31, 2000 (secured by trust indentures on property, plant
  and equipment)............................................        84         141
Industrial revenue bonds due in monthly installments to 2019 with interest of 5.65% (secured by trust indentures on
  property, plant and equipment)............................     2,171       2,235
Note payable due in annual installments to October 2003 with
  interest of 6.5%..........................................     1,463       1,625
                                                              --------    --------
                                                               180,876     181,359
Current maturities..........................................      (429)       (420)
                                                              --------    --------
                                                              $180,447    $180,939
                                                              ========    ========

    The Company is subject to a number of covenants under the revolving credit and term loan agreements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of the Company's shares and other matters. The Company is in compliance with all restrictive financial provisions of the agreements. At May 31, 2000, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares was approximately $19,504. Effective June 1, 2000, unrestricted consolidated retained earnings increased to $37,086 due to inclusion of 50% of the consolidated net income of the Company for fiscal 2000. The aggregate amount of long-term debt maturing during each of the next five fiscal years is $429 in 2001, $65,411 in 2002, $394 in 2003, $51,407 in 2004 and
$284 in 2005. The Company's long-term debt was estimated to have a fair value of approximately $172,426 at May 31, 2000 and was based on estimates using discounted future cash flows at an assumed rate for borrowings currently prevailing in the marketplace for similar instruments.

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

3.  INCOME TAXES

    The provision for income taxes included the following components:

                                                           FOR THE YEAR ENDED MAY 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Current
  Federal..............................................  $ 4,070    $ 6,045    $ 9,950
  Foreign..............................................    --         --           720
  State................................................      723      1,100      1,050
                                                         -------    -------    -------
                                                         $ 4,793    $ 7,145    $11,720
Deferred...............................................    9,570     10,970      3,780
                                                         -------    -------    -------
                                                         $14,363    $18,115    $15,500
                                                         =======    =======    =======

    The deferred tax provisions result primarily from differences between financial reporting and tax income arising from depreciation and leveraged leases.

    Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition for transactions between financial reporting and income tax purposes and consist of the following components:

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred tax liabilities:
  Depreciation..............................................  $28,710    $16,920
  Leveraged leases..........................................   27,120     27,440
  Other.....................................................      630        620
                                                              -------    -------
  Total deferred tax liabilities............................  $56,460    $44,980
                                                              =======    =======
Deferred tax assets-current:
  Inventory costs...........................................  $ 3,160    $ 3,090
  Employee benefits.........................................    2,980      2,410
  Alternative minimum tax...................................    1,090      --
  Other.....................................................      240        390
                                                              -------    -------
  Total deferred tax assets-current.........................  $ 7,470    $ 5,890
                                                              -------    -------
Deferred tax assets-noncurrent:
  Postretirement benefits...................................  $   440    $   110
                                                              -------    -------
  Total deferred tax assets-noncurrent......................      440        110
                                                              -------    -------
  Total deferred tax assets.................................  $ 7,910    $ 6,000
                                                              =======    =======
Net deferred tax liabilities................................  $48,550    $38,980
                                                              =======    =======

    The Company has determined that the realization of deferred tax assets is more likely than not, and that a valuation allowance is not required based upon the Company's history of prior operating

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

3.  INCOME TAXES -- (CONTINUED)
earnings, its expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to leveraged leases, which exceed the amount of the deferred tax assets.

    The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate of 35% for fiscal 2000, 1999 and 1998, for the following reasons:

                                                           FOR THE YEAR ENDED MAY 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Provision for income taxes at the Federal statutory
  rate.................................................  $17,330    $20,925    $17,905
  Tax benefits on exempt earnings from export sales....   (3,815)    (3,690)    (3,100)
  State income taxes, net of Federal benefit and
    refunds............................................      900        900        900
  Amortization of goodwill.............................      298        280        200
  Differences between foreign tax rates and the U.S.
    Federal statutory rate.............................    --         --          (200)
  Other, net...........................................     (350)      (300)      (205)
                                                         -------    -------    -------
Provision for income taxes as reported.................  $14,363    $18,115    $15,500
                                                         =======    =======    =======
Effective income tax rate..............................     29.0%      30.3%      30.3%
                                                         =======    =======    =======

4.  COMMON STOCK AND STOCK OPTION PLANS

    The Company has established stock option plans for officers and key employees of the Company. Stock option awards typically expire ten years from the date of grant or earlier upon termination of employment, become exercisable in five equal increments on successive grant anniversary dates at the New York Stock Exchange closing stock price on the date of grant and are accompanied by reload features and, for certain individuals, stock rights exercisable in the event of a change in control of the Company.

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

                                                                  STOCK OPTIONS GRANTED
                                                                      IN FISCAL YEAR
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Risk-free interest rate.....................................   6.57%      5.74%      5.97%
Expected volatility of common stock.........................   38.7%      31.6%      25.5%
Dividend yield..............................................    1.6%       1.8%       2.0%
Expected option term in years...............................    4.0        4.0        4.0

    The fair value weighted average per share of stock options granted during fiscal 2000, 1999 and 1998 was $7.81, $5.20 and $5.04, respectively. Had compensation cost for stock options awarded under

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4. COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED) the plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been changed to the following proforma amounts:

                                                      2000       1999       1998
                                                    --------   --------   --------
Net income:                            As reported  $35,163    $41,671    $35,657
                                       Proforma      33,097     40,403     34,478

Earnings per share -- basic:           As reported     1.30       1.51       1.29
                                       Proforma        1.22       1.47       1.25

Earnings per share -- diluted:         As reported     1.28       1.49       1.27
                                       Proforma        1.21       1.44       1.22

    A summary of changes in stock options granted to officers, key employees and non-employee directors under stock option plans for the three years ended
May 31, 2000 follows:

                                                         NUMBER OF   WEIGHTED AVERAGE
                                                          SHARES      EXERCISE PRICE
                                                         ---------   ----------------
Outstanding, May 31, 1997 (664 exercisable)............    1,978          $12.48
  Granted..............................................      891           23.57
  Exercised............................................     (339)          11.32
  Surrendered/expired/cancelled........................      (46)          16.17
                                                           -----
Outstanding, May 31, 1998 (785 exercisable)............    2,484          $16.54
  Granted..............................................      827           19.41
  Exercised............................................      (71)          11.95
  Surrendered/expired/cancelled........................      (64)          18.53
                                                           -----
Outstanding, May 31, 1999 (1,148 exercisable)..........    3,176          $17.36
  Granted..............................................      519           22.48
  Exercised............................................     (105)          12.40
  Surrendered/expired/cancelled........................     (164)          20.05
                                                           -----
Outstanding, May 31, 2000 (1,508 exercisable)..........    3,426          $18.16
                                                           =====

    The following table provides additional information regarding options outstanding as of May 31, 2000:

                                  WEIGHTED AVERAGE       NUMBER OF     WEIGHTED AVERAGE
OPTION EXERCISE    OPTIONS     REMAINING CONTRACTUAL      OPTIONS      EXERCISE PRICE OF
  PRICE RANGE    OUTSTANDING   LIFE OF OPTIONS(YEARS)   EXERCISABLE   OPTIONS EXERCISABLE
---------------  -----------   ----------------------   -----------   -------------------
$6.13 - 12.25         649               4.1                  582             $ 9.74
$12.26 - 18.38      1,253               6.7                  619              15.65
$18.39 - 24.50      1,435               7.9                  226              22.61
$24.51 - 30.63         89               4.6                   81              27.09
                    -----                                  -----
                    3,426               6.6                1,508             $14.98
                    =====                                  =====

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4.  COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)
    The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restricted periods. The number of shares and the restricted period, which varies from two to ten years, are determined by the Compensation Committee of the Board of Directors. The market value of the award on the date of grant is recorded as a deferred expense, Common stock and Capital surplus. The deferred expense is included in results of operations over the vesting period. The expense relating to outstanding restricted stock awards was $1,354, $1,667 and $1,400 in fiscal 2000, 1999 and 1998, respectively.

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

    The numbers of options and awards outstanding and available for grant or issuance for each of the Company's stock plans are as follows:

                                                                   MAY 31, 2000
                                                        ----------------------------------
                                                        OUTSTANDING   AVAILABLE    TOTAL
                                                        -----------   ---------   --------
Stock Benefit Plan (officers, directors and key
  employees)..........................................     3,751        1,314      5,065
Employee Stock Purchase Plan..........................        29          133        162

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

    In the event that an Acquiring Person acquires 15% or more of the common stock, or if the Company is the surviving corporation in a merger involving an Acquiring Person or if the Acquiring Person engages in certain types of self-dealing transactions, each Right entitles the holder to purchase, for $83.33 per share (or the then-current exercise price), shares of the Company's common stock having a market value of $166.66 (or two times the exercise price), subject to certain exceptions. Similarly, if the Company is acquired in a merger or other business combination or 50% or more of its assets or earning power is sold, each Right entitles the holder to purchase at the then-current exercise price that number of shares of common stock of the surviving corporation having a market value of two times the exercise price. The Rights, which do not entitle the holder thereof to vote or to receive dividends, replace the common stock purchase rights which were initially distributed to the Company's shareholders in 1987 and which expired by their own terms on August 6, 1997. The Rights will expire on August 6, 2007, and may be redeemed by the Company for $.01 per Right under certain circumstances.

    On September 21, 1990, the Board of Directors authorized the Company to purchase up to 1,500 shares (adjusted for the three-for-two stock split) of the Company's common stock on the open market

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

4. COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED) or through privately negotiated transactions. On October 13, 1999, the Board of Directors authorized the Company to purchase up to 1,500 additional shares of the Company's common stock. As of May 31, 2000, the Company had purchased 1,701 shares of its common stock on the open market under these programs at an average price of $14.12 per share.

5.  EARNINGS PER SHARE

    The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares outstanding during the year plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2000.

                                                                    MAY 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Basic EPS
  Net income...........................................  $35,163    $41,671    $35,657
  Average common shares outstanding....................   27,103     27,549     27,588
  Earnings per share-basic.............................  $  1.30    $  1.51    $  1.29
                                                         =======    =======    =======

Diluted EPS
  Net income...........................................  $35,163    $41,671    $35,657
  Average common shares outstanding....................   27,103     27,549     27,588
  Additional shares due to hypothetical exercise of
    stock options......................................      312        457        586
  Earnings per share -- diluted........................  $  1.28    $  1.49    $  1.27
                                                         =======    =======    =======

    In January 1998, the Board of Directors declared a three-for-two stock split, which was effected in the form of a stock dividend on February 23, 1998 to shareholders of record February 2, 1998, and a quarterly cash dividend of 8.5 cents per share on the increased shares, which effectively increased the cash dividend payment by 6.25%.

6.  EMPLOYEE BENEFIT PLANS

    The Company has defined contribution or defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

  DEFINED BENEFIT PLANS

    Prior to January 1, 2000, the pension plan for domestic salaried employees had benefit formulas primarily based on years of service and compensation. Effective January 1, 2000, the Company converted its existing defined benefit plan for substantially all domestic salaried employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The pension benefit for hourly employees is generally based on a fixed amount per year of service. The Company follows the provisions of SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 132 "Employer's Disclosures about Pension and Other Postretirement Benefits" for all pension and postretirement plans.

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

    Certain foreign operations of domestic subsidiaries also have pension plans. In most cases, the plans are defined benefit in nature. Assets of the plans are comprised of insurance contracts. Benefit formulas are based generally on years of service and compensation. It is the policy of these subsidiaries to fund at least the minimum amounts required by local law and regulation.

    The following table sets forth the plans' funded status, including the change in plan assets, and the amount recognized in the Company's Consolidated Balance Sheets.

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................  $50,154    $46,384
  Service cost..............................................    2,647      2,315
  Interest cost.............................................    3,791      3,334
  Plan participants' contributions..........................      220        171
  Amendments................................................    1,231      --
  Net actuarial (gain) loss.................................   (2,556)       (25)
  Benefits paid.............................................   (1,936)    (1,850)
  Other.....................................................    --          (175)
                                                              -------    -------
Benefit obligation at end of year...........................   53,551     50,154
                                                              -------    -------

CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............   44,096     42,286
  Actual return on plan assets..............................    2,369      2,725
  Employer contributions....................................    1,600        764
  Plan participants' contributions..........................      220        171
  Benefits paid.............................................   (1,936)    (1,850)
                                                              -------    -------
Fair value of plan assets at end of year....................   46,349     44,096
                                                              -------    -------

  Funded status.............................................   (7,202)    (6,058)
  Unrecognized actuarial losses.............................    5,068      6,904
  Unrecognized prior service cost...........................    2,028        966
  Unrecognized transitional obligation......................      417        521
                                                              -------    -------
Prepaid pension costs.......................................  $   311    $ 2,333
                                                              =======    =======

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
    The projected benefit obligation for domestic plans is determined using an assumed weighted average discount rate of 8.25% at May 31, 2000 and 7.5% at May 31, 1999, and an assumed average compensation increase of 5.0%. The expected long-term rate of return on assets is 10.0% for fiscal 2000 and 1999. The unrecognized actuarial losses, prior service cost and transition obligation are amortized on a straight-line basis over the estimated average future service period.

    The projected benefit obligation for nondomestic plans is determined using an assumed weighted average discount rate of 6.5% at May 31, 2000 and 5.5% at May 31, 1999, and an assumed average compensation increase of 4.0%. The expected long-term rate of return on assets is 6.5% for fiscal 2000 and 1999.

    Pension expense charged to results of operations includes the following components:

                                                                     MAY 31,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
Service cost............................................  $ 2,647    $ 2,315    $ 1,643
Interest cost...........................................    3,791      3,334      3,011
Expected return on plan assets..........................   (3,881)    (3,560)    (3,165)
Amortization of prior service cost......................      169        138        138
Recognized net actuarial loss...........................      411        412        173
Transitional obligation.................................       90         92         93
                                                          -------    -------    -------
                                                          $ 3,227    $ 2,731    $ 1,893
                                                          =======    =======    =======

  DEFINED CONTRIBUTION PLAN

    The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 15.0% of their pretax compensation, subject to applicable regulatory limits. The Company may make matching contributions up to 6.0% of compensation. Participants vest on a pro-rata basis in Company contributions during the first three years of employment. Expense charged to results of operations was $1,634, $1,491 and $1,174 in fiscal 2000, 1999 and 1998, respectively.

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

    The Company also provides supplemental retirement and profit sharing benefits for current and former executives and key employees to supplement benefits provided by the Company's other benefit plans. The plans are not fully funded and may require funding in the event of a change in control of the

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
Company as determined by the Company's Board of Directors. Expense charged to results of operations for these plans was $345, $1,162 and $1,231 in fiscal 2000, 1999 and 1998, respectively.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company provides health and life insurance benefits for certain eligible employees and retirees under a variety of plans. Generally these benefits are contributory with retiree contributions adjusted annually. The postretirement plans are unfunded, and the Company has the right to modify or terminate any of these plans in the future, in certain cases, subject to union bargaining agreements. In fiscal 1995, the Company completed termination of postretirement healthcare and life insurance benefits attributable to future services of collective bargaining and other domestic employees.

    Postretirement benefit cost for the years ended May 31, 2000, 1999 and 1998 included the following components:

                                                                2000       1999       1998
                                                              --------   --------   --------
Service cost................................................    $--        $--        $--
Interest cost...............................................     104         96         89
                                                                ----       ----       ----
                                                                $104       $ 96       $ 89
                                                                ====       ====       ====

    The funded status of the plans at May 31, 2000 and 1999 was as follows:

                                                                2000       1999
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATIONS:
  Benefit obligations at beginning of year..................  $ 1,463    $ 1,354
  Interest cost.............................................      104         96
  Benefits paid.............................................     (153)      (240)
  Unrecognized actuarial loss...............................      (57)       108
  Plan participants' contributions..........................    --           145
                                                              -------    -------
Benefit obligation at end of year...........................    1,357      1,463
                                                              -------    -------

CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............    --         --
  Company contributions.....................................      153         95
  Benefits paid.............................................     (153)      (240)
  Plan participants' contributions..........................    --           145
                                                              -------    -------
Fair value of plan assets at end of year....................    --         --
                                                              -------    -------

  Funded status.............................................  $(1,357)   $(1,463)
  Unrecognized actuarial (gains)losses......................       (3)        53
  Unrecognized prior service cost...........................      160        210
                                                              -------    -------
Accrued postretirement costs................................  $(1,200)   $(1,200)
                                                              =======    =======

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

6.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
    The assumed discount rate used to measure the accumulated postretirement benefit obligation was 8.25% at May 31, 2000 and 7.5% at May 31, 1999. The assumed rate of future increases in healthcare costs was 6.8% and 7.5% in fiscal 2000 and 1999, respectively, declining to 5.25% by the year 2004 and remaining at that rate thereafter. A one percent increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $44 as of May 31, 2000 and would not result in a significant change to the annual postretirement benefit expense.

7.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain facilities and equipment under agreements which are accounted for as operating leases that expire at various dates through 2011. The Company also leases certain aviation equipment which are accounted for as operating leases. The terms of these arrangements are one to five years with options to renew annually at the election of the Company. If the Company elects to not renew the lease, the Company is required to purchase the aviation equipment at its stipulated lease value. The Company may also sublease the aviation equipment to a customer on a short- or long-term basis. Future minimum payments under leases with initial or remaining terms of one year or more at May 31, 2000 are as follows:

                                                            FACILITIES      AVIATION
YEAR                                                       AND EQUIPMENT   EQUIPMENT
----                                                       -------------   ----------
2001.....................................................     $5,682         $2,787
2002.....................................................      4,343          2,787
2003.....................................................      3,621          2,787
2004.....................................................      3,243          2,787
2005 and thereafter......................................      3,639         20,117

    Rental expense during the past three fiscal years was as follows:

                                                              2000       1999       1998
                                                            --------   --------   --------
Facilities and Equipment..................................   $9,663     $8,339     $6,991
Aviation Equipment........................................    8,344      4,242        422

    The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2000 was approximately $51,500.

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

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

8.  INVESTMENT IN LEVERAGED LEASES

    From time to time, the Company acquires aircraft under lease that qualify for leveraged lease accounting treatment. Typically, these are long-term leases of late-model aircraft operated by major carriers where the Company is an equity participant of at least 20% and there is a third-party provider of nonrecourse debt of the remaining equipment cost.

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

    The Company's net investment in leveraged leases is comprised of the following elements:

                                                              FOR THE YEAR ENDED
                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Rentals receivable (net of principal and interest on the
  nonrecourse debt).........................................  $15,488    $15,681
Estimated residual value of leased assets...................   32,952     32,952
Unearned and deferred income................................  (13,953)   (14,580)
                                                              -------    -------
                                                               34,487     34,053
Deferred taxes..............................................  (27,120)   (27,440)
                                                              -------    -------
Net investment in leveraged leases..........................  $ 7,367    $ 6,613
                                                              =======    =======

    Pretax income from leveraged leases was $695, $702 and $1,329 in fiscal 2000, 1999 and 1998, respectively.

9.  OTHER NONCURRENT ASSETS

    At May 31, 2000 and 1999, other noncurrent assets consisted of the following:

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Investment in joint ventures................................  $22,811    $18,509
Notes receivable............................................    7,822      7,130
Prepaid pension costs.......................................      311      2,333
Cash surrender value of life insurance......................    2,719      1,884
Debt issuance costs.........................................      818      1,028
Other.......................................................   11,920      9,402
                                                              -------    -------
                                                              $46,401    $40,286
                                                              =======    =======

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

    On December 31, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of AVSCO Aviation Service Corporation (AVSCO), a distributor of factory-new parts and accessories to the commercial, regional/commuter and general aviation markets. The purchase price of approximately $18.4 million was paid with a combination of cash and a note, and the transaction was recorded under the purchase method of accounting. The Company has included in its consolidated financial statements the results of operations of AVSCO since the date of acquisition.

    On October 24, 1997, the Company purchased the stock of ATR
International, Inc. (ATR), a company which engineers and manufactures composite parts and structures for the aviation/aerospace industry. The Company acquired ATR for approximately $19 million cash, and the transaction was recorded under the purchase method of accounting. The Company has included in its consolidated financial statements the results of operations of ATR since the date of acquisition.

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

    Export sales from the Company's U.S. operations to unaffiliated customers, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $184,718 (18.0% of total sales), $209,712 (20.0% of total sales) and $202,481 (23.6% of total sales) in fiscal 2000, 1999 and 1998, respectively.

    Sales to the U.S. Government, its agencies and its contractors were approximately $132,048 (12.9% of total sales), $98,954 (9.4% of total sales) and $83,114 (9.7% of total sales) in fiscal 2000, 1999 and 1998, respectively. Sales to the Company's largest customer, excluding pass through sales, were $114,000 and $135,100 during fiscal 2000 and 1999, respectively. Including pass through sales, sales to

                           AAR CORP. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

11. BUSINESS SEGMENT INFORMATION -- (CONTINUED) the largest customer were $180,800 and $267,000 during fiscal 2000 and 1999, respectively. No assurances can be given that sales to this customer will continue at historical levels in the future.

12.  SELECTED QUARTERLY DATA (UNAUDITED)

    The unaudited selected quarterly data for fiscal years ended May 31, 2000 and 1999 follows. The sales amounts include pass through sales.

                                       FISCAL 2000
                                       -----------
                                                                          DILUTED EARNINGS
QUARTER                      SALES         GROSS PROFIT      NET INCOME      PER SHARE
-------                    ----------      ------------      ----------   ----------------
First....................  $  266,683        $ 44,190         $10,831          $ .39
Second...................     260,240          45,728          10,906            .40
Third....................     272,331          45,074          10,955            .40
Fourth...................     225,079          37,861           2,471            .09
                           ----------        --------         -------          -----
                           $1,024,333        $172,853         $35,163          $1.28
                           ==========        ========         =======          =====

                                       FISCAL 1999
                                       -----------
                                                                          DILUTED EARNINGS
QUARTER                      SALES         GROSS PROFIT      NET INCOME      PER SHARE
-------                    ----------      ------------      ----------   ----------------
First....................  $  250,491        $ 41,049         $ 9,623          $ .34
Second...................     282,232          42,740          10,035            .36
Third....................     250,984          42,706          10,278            .37
Fourth...................     266,901          46,764          11,735            .42
                           ----------        --------         -------          -----
                           $1,050,608        $173,259         $41,671          $1.49
                           ==========        ========         =======          =====

13.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                            FOR THE YEAR ENDED MAY 31,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
Balance, beginning of year..............................  $ 4,830    $ 3,157    $ 1,965
  Provision charged to operations.......................    5,470      2,902      1,261
  Reserves acquired.....................................    --         --         1,679
  Deductions for accounts written off, net of
    recoveries..........................................     (220)    (1,229)    (1,748)
                                                          -------    -------    -------
Balance, end of year....................................  $10,080    $ 4,830    $ 3,157
                                                          =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption "Board of Directors" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

    The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in
Part I above.

    The information required by this item regarding the compliance with
Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information contained under the captions "Executive Compensation and Other Information" (but excluding the following sections thereof, "Compensation Committee's Report on Executive Compensation" and "Stockholder Return Performance Graphs"); "Employment and Other Agreements" and "Directors' Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

            FINANCIAL STATEMENTS AND FINANCIAL STATEMENT DISCLOSURES

                                                                PAGE
                                                              --------
Independent Auditors' Report, KPMG LLP......................      13
Financial Statements--AAR CORP. and Subsidiaries:
  Consolidated statements of income for the three years
    ended May 31, 2000......................................      15
  Consolidated balance sheets as of May 31, 2000 and 1999...   16-17
  Consolidated statements of stockholders' equity for the
    three years ended May 31, 2000..........................      18
  Consolidated statements of cash flows for the three years
    ended May 31, 2000......................................      19
  Notes to consolidated financial statements................   20-37
  Selected quarterly data (unaudited) for the years ended
    May 31, 2000 and 1999 (Note 12 to consolidated financial
    statements).............................................      37
Financial data schedule for the twelve-month period ended May 31,
  2000 ............................................. See Exhibit Index

                                    EXHIBITS

    The Exhibits filed as a part of this report are set forth in the Exhibit Index contained elsewhere herein. Each of the material contracts identified as Exhibits 10.1 through 10.11 is a management contract or compensatory plan or arrangement.

                              REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the three-month period ended May 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AAR CORP.
                                                       (Registrant)

Date: August 21, 2000                                  By:  /s/ DAVID P. STORCH
                                                            -----------------------------------------
                                                            David P. Storch
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                  SIGNATURE                                     TITLE                          DATE
                  ---------                                     -----                          ----
             /s/ IRA A. EICHNER                    CHAIRMAN OF THE BOARD
    ------------------------------------            DIRECTOR
               Ira A. Eichner

             /s/ DAVID P. STORCH                   PRESIDENT AND CHIEF EXECUTIVE
    ------------------------------------            OFFICER; DIRECTOR (PRINCIPAL
               David P. Storch                      EXECUTIVE OFFICER)

          /s/ TIMOTHY J. ROMENESKO                 VICE PRESIDENT AND CHIEF
    ------------------------------------            FINANCIAL OFFICER (PRINCIPAL
            Timothy J. Romenesko                    FINANCIAL OFFICER)

            /s/ MICHAEL J. SHARP                   VICE PRESIDENT -- CONTROLLER
    ------------------------------------            (PRINCIPAL ACCOUNTING OFFICER)
              Michael J. Sharp

            /s/ A. ROBERT ABBOUD                   DIRECTOR
    ------------------------------------
              A. Robert Abboud

            /s/ HOWARD B. BERNICK                  DIRECTOR                               August 21, 2000
    ------------------------------------
              Howard B. Bernick

            /s/ EDGAR D. JANNOTTA                  DIRECTOR
    ------------------------------------
              Edgar D. Jannotta

            /s/ ERWIN E. SCHULZE                   DIRECTOR
    ------------------------------------
              Erwin E. Schulze

             /s/ JOEL D. SPUNGIN                   DIRECTOR
    ------------------------------------
               Joel D. Spungin

              /s/ LEE B. STERN                     DIRECTOR
    ------------------------------------
                Lee B. Stern

            /s/ RICHARD D. TABERY                  DIRECTOR
    ------------------------------------
              Richard D. Tabery

                                 EXHIBIT INDEX

                 INDEX                                             EXHIBITS
                 -----                                             --------
3.   Articles of Incorporation and     3.1   Restated Certificate of Incorporation;(1) Amendments
     By-Laws                                 thereto dated November 3, 1987(2), October 19,
                                             1988(2), October 16, 1989(24) and November 3, 1999
                                             (included in the Restated Certificate of
                                             Incorporation filed herewith).

                                       3.2   By-Laws, as amended.(2) Amendment thereto dated
                                             April 12, 1994(12), January 13, 1997(22), July 16,
                                             1992(24) and April 11, 2000 (included in the Amended
                                             By-Laws filed herewith).

4.   Instruments defining the          4.1   Restated Certificate of Incorporation and Amendments
     rights of security holders              (see Exhibit 3.1).

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

10.  Material Contracts               10.1   AAR CORP. Stock Benefit Plan,(11) Amendments thereto
                                             dated July 29, 1996, January 2, 1997,(15) May 6,
                                             1997,(21) and March 20, 1998,(19) December 16,
                                             1998(23) and October 14, 1999.(25)

                                      10.2   Death Benefit Agreement dated August 24, 1984 between
                                             the Registrant and Ira A. Eichner;(8) Amendments
                                             thereto dated August 12, 1988(4), May 25, 1990(24)
                                             and October 9, 1996(24); and his agreement to
                                             terminate such Death Benefit Agreement dated May 30,
                                             1999(24).

                 INDEX                                             EXHIBITS
                 -----                                             --------
                                      10.3   Further Restated and Amended Employment Agreement
                                             dated August 1, 1985 between the Registrant and Ira
                                             A. Eichner;(3) Amendments thereto dated August 12,
                                             1988,(4) May 25, 1990,(16) July 13, 1994,(16) October
                                             9, 1996(21) and October 31, 1997.(21)

                                      10.4   Trust Agreement dated August 12, 1988 between the
                                             Registrant and Ira A. Eichner(4) and amendments
                                             thereto dated May 25, 1990(16), February 4, 1994(12),
                                             October 9, 1996(24) and May 31, 1999(24).

                                      10.5   AAR CORP Directors' Retirement Plan, dated April 14,
                                             1992,(9) amended May 26, 2000 (filed herewith).

                                      10.6   AAR CORP. Amended and Restated Supplemental Key
                                             Employee Retirement Plan, dated May 4, 2000 (filed
                                             herewith).

                                      10.7   Amended and Restated Employment Agreement dated July
                                             14, 1998 between the Registrant and David P. Storch
                                             (filed herewith).

                                      10.8   Amended and Restated Severance and Change in Control
                                             agreement dated April 11, 2000 between the Registrant
                                             and Philip C. Slapke (filed herewith).

                                      10.9   Amended and Restated Severance and Change in Control
                                             agreement dated April 11, 2000 between the Registrant
                                             and Howard A. Pulsifer (filed herewith).

                                     10.10   Amended and Restated Severance and Change in Control
                                             agreement dated April 11, 2000 between the Registrant
                                             and Timothy J. Romenesko (filed herewith).

                                     10.11   Amended and Restated AAR CORP. Nonemployee Directors'
                                             Deferred Compensation Plan, dated April 8, 1997,
                                             amended May 26, 2000 (filed herewith).

21.  Subsidiaries of the Registrant   21.1   Subsidiaries of AAR CORP. (filed herewith).

23.  Consents of experts and          23.1   Consent of KPMG LLP (filed herewith).
     counsel

27.  Financial Data Schedule          27.1   Financial Data Schedule for the Registrant's fiscal
                                             year ended May 31, 2000.

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

 (18) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3 filed December 10, 1997.

 (19) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.

 (20) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3 filed May 15, 1998.

 (21) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.

 (22) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

 (23) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998.

 (24) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

 (25) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.