Form 10-Q
period 2000-08-31
AAR CORP
filed 2000-10-13
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


For Quarterly Period Ended AUGUST 31, 2000   Commission file number 1-6263

                                    AAR CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            DELAWARE                                              36-2334820
--------------------------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS                            60191
--------------------------------------------------------------        ------------------------------------
        (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code     (630) 227-2000

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


$1.00 par value, 26,856,055 shares outstanding as of AUGUST 31, 2000.

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10-Q
                                 August 31, 2000
                                Table of Contents


                                                                                 Page
                                                                                 ----
Part I -  FINANCIAL INFORMATION
       Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets                              3
                 Condensed Consolidated Statements of Income                        4
                 Condensed Consolidated Statements of Cash Flows                    5
                 Condensed Consolidated Statements of Comprehensive Income          6
                 Notes to Condensed Consolidated Financial Statements           7 - 9
       Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           10 -12
       Item 3.  Quantitative and Qualitative Disclosure About Market Risk          12


Part II - OTHER INFORMATION
       Item 6. Exhibits and Reports on Form 8-K
                Exhibits                                                           13
                Reports on Form 8-K                                                13

       Signature Page                                                              14

PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     As of August 31, 2000 and May 31, 2000
                                 (000s omitted)

                                                                               August 31,      May 31,
                                                                                  2000           2000
                                                                               ---------       ---------
                                                                              (Unaudited)   (Derived from
                                                                                           audited financial
                                                                                              statements)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $     669       $   1,241
     Accounts receivable, less allowances of $10,113
          and $10,080, respectively                                              126,206         128,348
     Inventories                                                                 275,228         275,817
     Equipment on or available for short-term leases                              68,587          60,201
     Deferred tax assets, deposits and other                                      39,588          45,660
                                                                               ---------       ---------
          Total current assets                                                   510,278         511,267
                                                                               ---------       ---------

Property, plant and equipment, net                                               108,033         110,003
                                                                               ---------       ---------

Other assets:
      Investments in leveraged leases                                             36,348          34,487
      Cost in excess of underlying net assets of acquired companies, net          38,551          38,840
      Other                                                                       54,333          46,401
                                                                               ---------       ---------
                                                                                 129,232         119,728
                                                                               ---------       ---------
                                                                               $ 747,543       $ 740,998
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt                                                          $  47,722       $  25,885
      Current maturities of long-term debt                                           429             429
      Accounts and trade notes payable                                            93,983         107,879
      Accrued liabilities                                                         25,205          26,596
      Accrued taxes on income                                                        943           3,027
                                                                               ---------       ---------
          Total current liabilities                                              168,282         163,816


 Long-term debt, less current maturities                                         180,367         180,447
 Deferred tax liabilities                                                         58,441          56,020
 Retirement benefit obligation                                                     1,200           1,200
                                                                               ---------       ---------
                                                                                 240,008         237,667
                                                                               ---------       ---------
 Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 250 shares; none issued            -               -
     Common stock, $1.00 par value, authorized 100,000
          shares; issued 29,171 and 29,168 shares, respectively                   29,171          29,168
     Capital surplus                                                             146,566         146,557
     Retained earnings                                                           211,349         210,474
     Treasury stock, 2,314 and 2,303 shares at cost, respectively                (37,392)        (37,236)
     Accumulated other comprehensive income (loss) -
         Cumulative translation adjustments                                      (10,441)         (9,448)
                                                                               ---------       ---------
                                                                                 339,253         339,515
                                                                               ---------       ---------
                                                                               $ 747,543       $ 740,998
                                                                               =========       =========


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Income
               For the Three Months Ended August 31, 2000 and 1999
                                   (Unaudited)
                      (000s omitted except per share data)


                                                    Three Months Ended
                                                        August 31,
                                                   2000            1999
                                                ---------       ---------
Sales                                           $ 224,888       $ 245,909
Pass through sales                                 16,882          20,774
                                                ---------       ---------
Total sales                                       241,770         266,683

Costs and operating expenses:
     Cost of sales                                207,355         222,493
     Selling, general and administrative           24,544          23,683
                                                ---------       ---------
                                                  231,899         246,176

Operating income                                    9,871          20,507

Interest expense                                   (5,988)         (5,809)
Interest income                                       506             688
                                                ---------       ---------

Income before provision for income taxes            4,389          15,386

Provision for income taxes                          1,230           4,555
                                                ---------       ---------

Net income                                      $   3,159       $  10,831
                                                =========       =========

Earnings per share - Basic                      $     .12       $     .40
Earnings per share - Diluted                    $     .12       $     .39

Weighted average common shares outstanding
     - Basic                                       26,859          27,394
Weighted average common shares outstanding
     - Diluted                                     26,962          27,827

Dividends declared and paid per share of
     common stock                               $    .085       $    .085


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended August 31, 2000 and 1999
                                   (Unaudited)
                                 (000s omitted)

                                                                         Three Months Ended
                                                                             August 31,
                                                                      -------------------------
                                                                         2000            1999
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $   3,159       $  10,831
    Adjustments to reconcile net income to net cash
      provided from (used in) operating activities:
         Depreciation and amortization                                    4,694           4,570
         Deferred taxes                                                   2,346             438
         Change in certain assets and liabilities:
              Accounts receivable                                         1,794          21,451
              Inventories                                                   255             123
              Equipment on or available for short-term leases            (8,515)         (8,610)
              Accounts and trade notes payable                          (13,790)        (38,773)
              Accrued liabilities and taxes on income                    (3,164)         (1,644)
              Other assets                                                5,478          (9,056)
                                                                      ---------       ---------

   Net cash used in operating activities                                 (7,743)        (20,670)
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment expenditures, net                       (2,986)         (6,047)
   Investment in equipment on long-term leases
      and leveraged leases                                               (1,861)            (93)
   Investment in joint ventures and other                                (7,449)         (1,205)
                                                                      ---------       ---------

    Net cash used in investing activities                               (12,296)         (7,345)
                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank lines                                              21,837          23,500
   Change in long-term debt                                                 (80)            (49)
   Cash dividends                                                        (2,283)         (2,329)
   Other                                                                     11             (50)
                                                                      ---------       ---------

   Net cash provided from financing activities                           19,485          21,072
                                                                      ---------       ---------

Effect of exchange rate changes on cash                                     (18)            137
                                                                      ---------       ---------

Decrease in cash and cash equivalents                                      (572)         (6,806)

Cash and cash equivalents, beginning of period                            1,241           8,250
                                                                      ---------       ---------

 Cash and cash equivalents, end of period                             $     669       $   1,444
                                                                      =========       =========


           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
               For the Three Months Ended August 31, 2000 and 1999
                                   (Unaduited)
                                 (000s omitted)







                                             Three Months Ended
                                                  August 31,
                                             ------------------
                                              2000       1999
                                             -------   --------


    Net income                               $ 3,159   $ 10,831

    Other comprehensive income (loss)-
       Foreign currency translation             (993)       179
                                             -------   --------

    Total comprehensive income               $ 2,166   $ 11,010
                                             =======   ========












           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 August 31, 2000
                                 (000s omitted)

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

These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of May 31, 2000 has been derived from audited financial statements. To prepare the financial statements in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2000 and the condensed consolidated results of operations, cash flows and comprehensive income for the three-month periods ended August 31, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B - Revenue Recognition
----------------------------

Sales and related cost of sales are recognized primarily upon shipment of products and performance of services. Lease revenue is recognized as earned.

In connection with certain long-term inventory management programs, the Company purchases factory new products on behalf of customers from original equipment manufacturers. These products are purchased from the manufacturer and "passed through" to the customer at the Company's cost. During the Company's third quarter of fiscal 2000, the SEC issued Staff Accounting Bulletin (SAB) No. 101 summarizing the SEC's views in applying generally accepted accounting principles to revenue recognition. As a result of SAB No. 101, the Company believes that pass through sales should be included in sales and began reporting pass through sales on the consolidated income statement beginning with the third quarter of fiscal 2000 Form 10-Q. Prior to issuance of SAB No. 101, the Company believed that excluding pass through sales from sales was appropriate given the limited nature of the services provided for these transactions.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                           August 31, 2000 (Continued)
                                 (000s omitted)


Note C - Inventory
------------------

The following is a summary of inventories:


                                                                         August 31,         May 31,
                                                                           2000              2000
                                                                        ----------        ---------
       Raw materials and parts                                            $ 47,426         $ 50,452
       Work-in-process                                                      23,702           19,849
       Purchased aircraft, parts, engines and components held for sale     204,100          205,516
                                                                          --------         --------
                                                                          $275,228         $275,817
                                                                          ========         ========


Note D - Supplemental Cash Flows Information
--------------------------------------------

Supplemental information on cash flows:

                                                                                Three Months Ended
                                                                                    August 31,
                                                                            --------------------------
                                                                              2000             1999
                                                                            ---------        ---------
       Interest paid                                                          $4,651           $4,016
       Income taxes paid                                                         906            2,375
       Income tax refunds received                                             6,018              300

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                           August 31, 2000 (Continued)
                                 (000s omitted)

Note E - Common Stock and Earnings Per Share of Common Stock
------------------------------------------------------------

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2000 and 1999.


                                                           Three Months Ended
                                                                August 31,
                                                         -----------------------
                                                           2000           1999
                                                         ------         --------
Basic EPS
    Net income                                          $ 3,159         $10,831
    Weighted average common shares outstanding           26,859          27,394
                                                        -------          ------
    Earnings per share - Basic                           $ 0.12          $ 0.40
                                                        =======          ======

Diluted EPS
    Net  income                                         $ 3,159         $10,831
    Weighted average common shares outstanding           26,859          27,394
    Additional shares due to hypothetical
      exercise of stock options                             103             433
                                                        -------          ------
                                                         26,962          27,827
                                                        -------          ------
    Earnings per share - Diluted                         $ 0.12          $ 0.39
                                                        =======          ======

 PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS
                       (000s omitted except percent data)

Three-Month Period Ended August 31, 2000
----------------------------------------

(as compared with the same period of the prior year)

The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated sales for the Company's classes of similar products and services within this segment for the three month periods ended August 31, 2000 and 1999.

                                                      Three Months Ended
                                                          August 31,
                                                   -------------------------
                                                     2000             1999
                                                   --------         --------
Sales:
       Airframe and Accessories                    $104,209          $96,166
       Aircraft and Engines                          97,673          119,854
       Manufacturing                                 23,006           29,889
                                                   --------          -------
                                                    224,888          245,909
       Pass Through Sales                            16,882           20,774
                                                   --------         --------
                                                   $241,770         $266,683
                                                   ========         ========

Consolidated sales for the first quarter of the Company's fiscal year ending May 31, 2001, excluding pass through sales, decreased $21,021 or 8.5% over the same period in the prior year. Sales in Airframe and Accessories increased $8,043 or 8.4% during the first quarter of fiscal 2001 reflecting higher demand for the Company's aircraft maintenance and aircraft component overhaul services. Sales in Aircraft and Engines decreased $22,181 or 18.5% primarily as a result of lower revenue in the Company's aircraft sales business. Sales in Manufacturing decreased $6,883 or 23.0% reflecting lower sales of the Company's cargo handling systems and products supporting the U.S. Government's rapid deployment program. Pass through sales were $16,882, compared to $20,774 in the prior year. The reduction in pass through sales during the period is attributable to the maturing of the Company's existing long-term inventory programs, as well as lower engine inputs at certain customer maintenance facilities.

Consolidated gross profit decreased $9,775 or 22.1% over the prior year period due to lower sales and a reduction in the consolidated gross profit margin. Excluding the impact from pass through sales, the gross profit margin was 15.3% in the current quarter, compared to 18.0% in the prior year quarter. This reduction in the gross profit margin was principally at the Company's engine parts, landing gear repair and general aviation parts distribution businesses. This decline was primarily attributable to pricing pressure on older technology engine parts, reduced demand from certain inventory management programs, deferred landing gear removals due to unusually heavy utilization during peak summer months and lower demand for general aviation parts. Operating income decreased $10,636 or 51.9% and net income decreased $7,672 or 70.8% over the prior year due primarily to the factors discussed above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION
                          (000s omitted except ratios)

At August 31, 2000
------------------

At August 31, 2000, the Company's liquidity and capital resources included cash of $669 and working capital of $341,996. At August 31, 2000, the Company's ratio of long-term debt to capitalization was 34.7%, unchanged from May 31, 2000, and the Company's total debt-to-capitalization ratio was 40.2% at August 31, 2000 compared to 37.8% at May 31, 2000. The Company continues to maintain its available external sources of financing including $131,489 of unused bank lines, a universal shelf registration on file with the Securities and Exchange Commission under which up to $200 million of common stock, preferred stock or medium - or long-term debt securities may be issued or sold subject to market conditions, and an accounts receivable securitization program where the Company may sell an interest in a defined pool of accounts receivable up to $35 million. Accounts receivable sold under this arrangement were $24,255 as of August 31, 2000.

During the three-month period ended August 31, 2000, the Company used $7,743 of cash from operations principally reflecting the Company's investment in equipment on or available for lease.

During the three-month period ended August 31, 2000, the Company's investing activities used $12,296 of cash, reflecting the investment of property, plant and equipment of $2,986, and additional investments made in certain of the Company's joint ventures.

During the three-month period ended August 31, 2000, the Company's financing activities generated $19,485 reflecting proceeds from bank lines of $21,837, offset by the payment of cash dividends of $2,283.

The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.*

A summary of key indicators of financial condition and lines of credit follows:


          Description                                August 31,       May 31,
          -----------                                   2000           2000
                                                     ----------      --------
    Working capital                                   $341,996       $347,451
    Current ratio                                        3.0:1          3.1:1

    Bank credit lines:
    Short-term debt                                   $ 47,722       $ 25,885
    Available but unused lines                         131,489        153,326
                                                      --------       --------
    Total credit lines                                $179,211       $179,211
                                                      ========       ========

    Long-term debt, less current maturities           $180,367       $180,447

    Ratio of long-term debt to capitalization             34.7%          34.7%

    Ratio of total debt to capitalization                 40.2%          37.8%

---------------------------------

* See "Forward Looking Statements" section of this item.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS



                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION
                          (000s omitted except ratios)

FORWARD-LOOKING STATEMENTS

Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and are identified by an asterisk(*). These forward-looking statements are based on beliefs of Company management as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: ability to acquire inventory at favorable prices, integration of acquisitions, marketplace competition, economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

PART I,  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk is limited to fluctuating interest rates under its unsecured bank credit agreements, and foreign exchange rates. During the first quarter of fiscal 2001 and 2000, respectively, the Company did not utilize derivative financial instruments to offset these risks. A hypothetical 10 percent increase to the average interest rate under the Company's bank credit agreements and a hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have had a material impact on the results of operations for the Company during the first quarter of fiscal 2001 and 2000, respectively.

PART II - OTHER INFORMATION

                           AAR CORP. and Subsidiaries
                                 August 31, 2000

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Item
----
27.   Financial           27.1  Financial Data Schedule for the Registrant's three-month interim
      Data Schedule             period ended August 31, 2000.

(b) REPORTS ON FORM 8-K FOR QUARTER ENDED AUGUST 31, 2000:

    The Company filed no reports on Form 8-K during the three months ended August 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                              AAR CORP.
                                                     ---------------------------
                                                     (Registrant)








Date: October 13, 2000    /s/ Timothy J. Romenesko
                          ------------------------
                          Timothy J. Romenesko
                          Vice President and Chief Financial Officer
                          (Principal Financial Officer and officer duly
                          authorized to sign on behalf of registrant)


                          /s/ Michael J. Sharp
                          ------------------------
                          Michael J. Sharp
                          Vice President - Controller
                          (Principal Accounting Officer)