Form 10-Q
period 2000-11-30
AAR CORP
filed 2001-01-12
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


For Quarterly Period Ended   NOVEMBER 30, 2000    Commission file number 1-6263
                             -----------------    -----------------------------

                                    AAR CORP.
                     --------------------------- ----------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                36-2334820
---------------------------------        ------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS           60191
-------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code      (630) 227-2000
                                                   -----------------------

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

                      Yes      X              No
                     ------------         -----------


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     $1.00 par value, 26,932,112 shares outstanding as of NOVEMBER 30, 2000

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10-Q
                                November 30, 2000
                                Table of Contents



                                                                                      PAGE
                                                                                     -------
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

                                      2

PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    As of November 30, 2000 and May 31, 2000
                                 (000s omitted)


                                                                                                 November 30,            May 31,
                                                                                                    2000                  2000
                                                                                                 -----------         -------------
                                                                                                 (Unaudited)         (Derived from
                                                                                                                 audited financial
                                                                                                                       statements)
ASSETS
------
Current assets:
     Cash and cash equivalents                                                                      $ 3,069                $ 1,241
     Accounts receivable, less allowances of $10,646
          and $10,080 respectively                                                                  127,565                128,348
     Inventories                                                                                    264,026                275,817
     Equipment on or available for short-term leases                                                 80,752                 60,201
     Deferred tax assets, deposits and other                                                         39,337                 45,660
                                                                                                    -------                -------
         Total current assets                                                                       514,749                511,267
                                                                                                    -------                -------
Property, plant and equipment, net                                                                  110,963                110,003
                                                                                                    -------                -------

Other assets:
     Investments in leveraged leases                                                                 36,431                 34,487
     Cost in excess of underlying net assets of acquired companies, net                              46,002                 38,840
     Equipment on long-term lease                                                                     8,350                      -
     Other                                                                                           56,446                 46,401
                                                                                                    -------                -------
                                                                                                    147,229                119,728
                                                                                                    -------                -------
                                                                                                   $772,941               $740,998
                                                                                                   ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Short-term debt                                                                                $50,000                $25,885
     Current maturities of long-term debt                                                               437                    429
     Notes payable                                                                                   13,242                      -
     Accounts and trade notes payable                                                                95,899                107,879
     Accrued liabilities                                                                             29,789                 29,623
                                                                                                    -------                -------
         Total current liabilities                                                                  189,367                163,816

Long-term debt, less current maturities                                                             180,173                180,447
Deferred tax liabilities                                                                             60,937                 56,020
Retirement benefit obligation                                                                         1,200                  1,200
                                                                                                    -------                -------
                                                                                                    242,310                237,667
                                                                                                    -------                -------
Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 250 shares, none issued                                -                      -
     Common stock, $1.00 par value, authorized 100,000
          shares; issued 29,253 and 29,168 shares, respectively                                      29,253                 29,168
     Capital surplus                                                                                147,392                146,557
     Retained earnings                                                                              213,334                210,474
     Treasury stock, 2,321 and 2,303 shares at cost, respectively                                   (37,467)               (37,236)
     Accumulated other comprehensive income (loss)-
         Cumulative translation adjustments                                                         (11,248)                (9,448)
                                                                                                    -------                -------
                                                                                                    341,264                339,515
                                                                                                    -------                -------
                                                                                                   $772,941               $740,998
                                                                                                   ========               ========

           The accompanying Notes to Condensed Consolidated Financial
               Statements are an integral part of these statements

                           AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Income
          For the Three and Six Months Ended November 30, 2000 and 1999
                                   (Unaudited)
                      (000s omitted except per share data)


                                                                  Three Months Ended                      Six Months Ended
                                                                     November 30,                           November 30,
                                                               -------------------------             ---------------------------
                                                                 2000            1999                  2000               1999
                                                              --------          --------              --------         --------
      Sales                                                   $207,637          $248,070              $432,525         $493,979
      Pass through sales                                         3,698            12,170                20,580           32,944
                                                              --------          --------              --------         --------
      Total sales                                              211,335           260,240               453,105          526,923

      Costs and operating expenses:
           Cost of sales                                       175,998           214,512               383,353          437,005
           Selling, general and
               administrative and other                         23,879            24,469                48,423           48,152
                                                              --------          --------              --------         --------
                                                               199,877           238,981               431,776          485,157

      Operating income                                          11,458            21,259                21,329           41,766

      Interest expense                                          (5,718)           (5,961)              (11,706)         (11,770)
      Interest income                                              245               282                   751              970
                                                              --------          --------              --------         --------

      Income before provision for income taxes                   5,985            15,580                10,374           30,966

      Provision for income taxes                                 1,707             4,674                 2,937            9,229
                                                              --------          --------              --------         --------

      Net income                                               $ 4,278          $ 10,906               $ 7,437          $21,737
                                                              ========          ========                =======         =======

      Earnings per share - Basic                               $   .16          $    .40               $   .28          $   .80
      Earnings per share - Diluted                             $   .16          $    .40               $   .28          $   .79

      Weighted average common shares
           outstanding - Basic                                  26,913            27,199                26,886           27,296
      Weighted average common shares
           outstanding - Diluted                                26,972            27,489                26,959           27,662
      Dividends paid and declared per share
           of common stock                                     $  .085          $   .085               $   .17           $  .17


         The accompanying Notes to Condensed Consolidated Financial
            Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended November 30, 2000 and 1999
                                   (Unaudited)
                                 (000s omitted)


                                                                                  Six Months Ended
                                                                                     November 30,
                                                                             --------------------------
                                                                              2000                1999
                                                                             -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $ 7,437           $ 21,737
    Adjustments to reconcile net income to net cash
      provided from (used in) operating activities:
         Depreciation and amortization                                         9,210              9,010
         Deferred taxes                                                        4,767                734
         Change in certain assets and liabilities:
             Accounts receivable                                               5,751             (8,383)
             Inventories                                                      15,085            (10,793)
             Equipment on or available for short-term leases                 (20,759)            (6,168)
             Accounts and trade notes payable                                (13,662)            (4,776)
             Accrued liabilities                                              (3,051)           (11,140)
             Other assets                                                      5,372              4,232
                                                                             -------            -------
   Net cash provided from (used in) operating activities                      10,150             (5,547)
                                                                             -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment expenditures, net                            (6,493)           (12,604)
   Acquisitions, less cash acquired                                           (3,200)                 -
   Investment in equipment on long-term lease
      and leveraged leases                                                   (10,620)              (183)
   Investment in joint ventures and other                                     (7,544)            (1,404)
                                                                             -------            -------

   Net cash used in investing activities                                     (27,857)           (14,191)
                                                                             -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank lines                                                   24,115             23,600
   Change in long-term debt                                                     (267)              (311)
   Cash dividends                                                             (4,577)            (4,709)
   Purchases of treasury stock                                                     -             (4,446)
   Other                                                                         306                (23)
                                                                             -------            -------

   Net cash provided from financing activities                                19,577             14,111
                                                                             -------            -------

Effect of exchange rate changes on cash                                          (42)               198
                                                                             -------            -------

Increase (decrease) in cash and cash equivalents                               1,828             (5,429)

Cash and cash equivalents, beginning of period                                 1,241              8,250
                                                                             -------            -------

Cash and cash equivalents, end of period                                     $ 3,069            $ 2,821
                                                                             =======            =======

         The accompanying Notes to Condensed Consolidated Financial
            Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
               For the Six Months Ended November 30, 2000 and 1999
                                   (Unaudited)
                                 (000s omitted)



                                                                                                 Six Months Ended
                                                                                                   November 30,
                                                                                        ------------------------------
                                                                                            2000                  1999
                                                                                           -------              -------
    Net income                                                                             $ 7,437              $21,737

     Other comprehensive income (loss)-
       Foreign currency translation                                                         (1,800)                (915)
                                                                                           -------              -------

    Total comprehensive income                                                             $ 5,637              $20,822
                                                                                           ========             =======






         The accompanying Notes to Condensed Consolidated Financial
            Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                November 30, 2000
                                   (Unaudited)
                                 (000s omitted)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of AAR CORP. and its subsidiaries (the Company) after elimination of intercompany accounts and transactions.

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

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2000 and the condensed consolidated results of operations for the three and six-month periods ended November 30, 2000, and 1999, and the condensed consolidated cash flows and comprehensive income for the six month periods ended November 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE B - REVENUE RECOGNITION

Sales and related cost of sales are recognized primarily upon shipment of products and performance of services. Lease revenue is recognized as earned.

In connection with certain long-term inventory management programs, the Company purchases factory new products on behalf of customers from original equipment manufacturers. These products are purchased from the manufacturer, included in the Company's inventory, and "passed through" to the customer at the Company's cost. During the Company's third quarter of fiscal 2000, the SEC issued Staff Accounting Bulletin (SAB) No. 101 summarizing the SEC's views in applying generally accepted accounting principles to revenue recognition. As a result of SAB No. 101, the Company believes that pass through sales should be included in sales and began reporting pass through sales on the consolidated income statement beginning with the third quarter of fiscal 2000 Form 10-Q. Prior to issuance of SAB No. 101, the Company believed that excluding pass through sales from sales was appropriate given the limited nature of the services provided for these transactions.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                          November 30, 2000 (Continued)
                                 (000s omitted)
NOTE C - INVENTORY

The summary of inventories is as follows:

                                                                                              November 30,      May 31,
                                                                                                 2000            2000
                                                                                               --------        --------
         Raw materials and parts                                                                $44,403         $50,452
         Work-in-process                                                                         22,760          19,849
         Purchased aircraft, parts, engines and components held for sale                        196,863         205,516
                                                                                               --------        --------
                                                                                               $264,026        $275,817
                                                                                               ========        ========


NOTE D - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                                                             Six Months Ended
                                                                                                November 30,
                                                                                         -----------------------
                                                                                           2000            1999
                                                                                         --------        -------
                  Interest paid                                                           $11,758        $11,393
                  Income taxes paid                                                         1,871          8,998
                  Income tax refunds received                                               6,773            311

On September 29, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Hermetic Aircraft International Corp. (Hermetic), a wholly owned subsidiary of Honeywell International Inc. Hermetic provides aircraft component repair and distribution services to the North American aviation aftermarket on behalf of European aircraft component manufacturers. The Company acquired Hermetic for $16,442 which was paid for with a combination of cash and seller provided financing. The seller provided financing is included in Notes Payable on the November 30, 2000 unaudited condensed consolidated balance sheet. The acquisition was recorded under the purchase method of accounting.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                          November 30, 2000 (Continued)
                                 (000s omitted)

NOTE E - COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three and six-month periods ended November 30, 2000 and 1999.

                                                                Three Months Ended                    Six Months Ended
                                                                    November 30                          November 30
                                                               ---------------------              -----------------------
                                                                 2000          1999                 2000           1999
                                                               -------       -------              -------         -------
BASIC EPS
    Net income                                                 $ 4,278       $10,906              $ 7,437         $21,737
    Weighted average common shares
      outstanding                                               26,913        27,199               26,886          27,296
                                                               -------       -------              -------         -------

    Earnings per share - Basic                                 $   .16       $   .40              $   .28         $   .80
                                                               =======       =======              =======         =======

DILUTED EPS
    Net  income                                                 $4,278       $10,906              $ 7,437         $21,737
    Weighted average common shares
      outstanding                                               26,913        27,199               26,886          27,296

    Additional shares due to hypothetical
      exercise of  stock options                                    59           290                   73             366
                                                               -------       -------              -------         -------
                                                               26, 972        27,489              26, 959          27,662
                                                               -------       -------              -------         -------
    Earnings per share - Diluted                              $    .16       $   .40             $    .28         $   .79
                                                               =======       =======              =======         =======


NOTE F - NOTES PAYABLE

On November 1, 2001, the Company's $65,000 notes with interest of 9.5% become due. The Company intends to refinance these notes utilizing existing credit arrangements, which include the Company's revolving credit agreements, the Company's universal shelf registration statement, or other available sources of long-term financing.

NOTE G - SUBSEQUENT EVENT

On December 15, 2000, the Company and General Electric (GE) entered into a series of agreements whereby the Company ended its exclusive engine parts support agreements with three GE engine repair facilities, sold to GE its interest in the Aviation Inventory Management Co. L.L.C. (AIMCO) joint venture, dissolved the Turbine Engine Asset Management L.L.C. (TEAM) joint venture, and was named a GE preferred supplier. AIMCO provided lease financing to customers of rotable aircraft parts and TEAM was engaged in the distribution of GE engine parts.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS
                       (000s omitted except percent data)

THREE AND SIX-MONTH PERIODS ENDED NOVEMBER 30, 2000
(as compared with the same period of the prior year)

The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated sales for the Company's classes of similar products and services within this segment for the three and six month periods ended November 30, 2000 and 1999.

                                                            Three Months Ended                    Six Months Ended
                                                                November 30,                         November 30,
                                                           ---------------------               --------------------
                                                             2000          1999                  2000          1999
                                                           --------      --------              --------      --------
Sales:
     Airframe and Accessories                              $107,170      $ 96,586              $211,379      $192,753
     Aircraft and Engines                                    77,012       121,217               174,685       241,069
     Manufacturing                                           23,455        30,267                46,461        60,157
                                                           --------      --------              --------      --------
                                                            207,637       248,070               432,525       493,979
Pass Through Sales                                            3,698        12,170                20,580        32,944
                                                           --------      --------              --------      --------
                                                           $211,335      $260,240              $453,105      $526,923
                                                           ========      ========              ========      ========

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2000
(as compared with the same period of the prior year)

Beginning with the fourth quarter of Fiscal 2000, the Company's results have been adversely impacted by industry factors including higher fuel prices, higher interest rates, bankruptcies at certain airlines and financial pressures experienced by certain customers.

Consolidated sales for the second quarter of the Company's fiscal year ending May 31, 2001, excluding pass through sales, decreased $40,433 or 16.3% over the same period in the prior year. Sales in Airframe and Accessories increased $10,584 or 11.0% during the second quarter of fiscal 2001 reflecting higher demand for the Company's aircraft component overhaul services and higher airframe parts sales. Sales in Aircraft and Engines decreased $44,205 or 36.5% primarily as a result of lower revenue in the Company's aircraft sales business and lower engine parts sales. The decline in engine parts sales is primarily the result of reduced demand by a major customer for certain engine parts due principally to fewer engine shop visits to this customer for the engine types the Company supports. The reduction in pass through sales of $8,472 was also caused by the reduced demand for engine parts from this major customer. On December 15, 2000, the Company's exclusive engine parts support arrangement with this major customer was converted to preferred supplier status. Sales in Manufacturing decreased $6,812 or 22.5% reflecting lower sales of the Company's cargo handling systems and products supporting the U.S. Government's rapid deployment program.

Consolidated gross profit decreased $10,391 or 22.7% over the prior period due to lower sales and a reduction in the consolidated gross profit margin. Excluding the impact from pass through sales, the gross profit margin was 17.0% in the current quarter, compared to 18.4% in the prior quarter. Selling, general and administrative expenses declined $590 or 2.4% primarily as a result of lower personnel costs. Operating income decreased $9,801 or 46.1% and net income decreased $6,628 or 60.8% over the prior year due primarily to the factors discussed above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                           AAR CORP. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS
                          (000s omitted except ratios)

SIX-MONTH PERIOD ENDED NOVEMBER 30, 2000
(as compared with the same period of the prior year)

Consolidated sales for the first half of fiscal 2001, excluding pass through sales, decreased $61,454 or 12.4% over the prior year six month period. Sales in Airframe and Accessories increased $18,626 or 9.7% principally due to higher sales of airframe parts and higher demand for the Company's aircraft component overhaul services. Sales in Aircraft and Engines decreased $66,384 or 27.5% primarily as a result of lower revenue in the Company's aircraft sales business and lower engine parts sales. The decline in engine parts sales is primarily the result of reduced demand by a major customer for certain engine parts due principally to fewer engine shop visits to this customer for the engine types the Company supports. The reduction in pass through sales of $12,364 was also caused by the reduced demand for engine parts from this major customer. On December 15, 2000, the Company's exclusive engine parts support arrangement with this major customer was converted to preferred supplier status. Sales in Manufacturing decreased $13,696 or 22.8% reflecting lower sales of the Company's cargo handling systems and products supporting the U.S. Government's rapid deployment program.

Consolidated gross profit decreased $20,166 or 22.4% over the prior period due to lower sales and a reduction in the gross profit margin. Excluding the impact of pass through sales, the gross profit margin was 16.1% compared to 18.2% in the prior period. The reduction in the gross profit margin was principally at the Company's engine parts, general aviation parts distribution, and landing gear repair businesses. This decline was primarily attributable to pricing pressure on older technology engine parts, reduced demand from a major inventory management program customer, deferred landing gear removals due to unusually heavy utilization during the peak summer months and lower demand for general aviation parts. Operating income decreased $20,437 or 48.9% and net income decreased $14,300 or 65.8% over the prior year period due primarily to the factors discussed above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION
                          (000s omitted except ratios)

AT NOVEMBER 30, 2000

At November 30, 2000, the Company's liquidity and capital resources included cash of $3,069 and working capital of $325,382. At November 30, 2000, the Company's ratio of long-term debt to capitalization was 34.6%, down from 34.7% at May 31, 2000. The Company continues to maintain its external sources of financing including $128,255 of unused bank lines, a universal shelf registration on file with the Securities and Exchange Commission under which up to $200 million of common stock, preferred stock or medium - or long-term debt securities may be issued or sold subject to market conditions, and an accounts receivable securitization program where the Company may sell an interest in a defined pool of accounts receivable. As of November 30, 2000, accounts receivable sold under this arrangement were $22,084, a decrease of $7,275 from May 31, 2000.

During the six month period ended November 30, 2000, the Company generated $10,150 of cash from operations compared to using $5,547 of cash from operations during the six month period ended November 30, 1999. The improvement in cash generated from operations was due principally to improved working capital management during the six month period ended November 30, 2000 compared to the prior year.

During the six month period ended November 30, 2000, the Company's investing activities used $27,857 of cash, reflecting the investment in equipment on long-term lease of $8,350, property, plant and equipment expenditures of $6,493, and the cash payment for the Hermetic acquisition of $3,200.

During the six month period ended November 30, 2000, the Company's financing activities generated $19,577 reflecting proceeds from bank lines of $24,115, offset in part by the payment of cash dividends of $4,577.

The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.*

A summary of key indicators of financial condition and lines of credit follow:


                                                                       November 30,                  May 31,
             Description                                                  2000                        2000
         ----------------                                               ---------                   --------
         Working capital                                                 $325,382                   $347,451
         Current ratio                                                     2.7:1                     3.1:1

         Bank credit lines:
         Short-term debt                                                 $ 50,000                   $ 25,885
           Unused lines                                                   128,255                    153,326
                                                                         --------                   --------

         Total credit lines                                              $178,255                   $179,211
                                                                         ========                   ========
         Long-term debt, less current maturities                         $180,173                   $180,447

         Ratio of long-term debt to capitalization                         34.6%                     34.7%

         Ratio of total debt to capitalization                             40.3%                     37.8%
      --------------------------------
      * See "Forward Looking Statements" section of this item.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                           AAR CORP. AND SUBSIDIARIES
                         FINANCIAL CONDITION (CONTINUED)
                          (000s omitted except ratios)

AT NOVEMBER 30, 2000 (CONTINUED)

FORWARD-LOOKING STATEMENTS

Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and are identified by an asterisk(*). These forward-looking statements are based on beliefs of Company management as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: ability to acquire inventory at favorable prices, impact of the change in the GE relationship, integration of acquisitions, marketplace competition, economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

PART I, ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk is limited to fluctuating interest rates under its unsecured bank credit agreements, and foreign exchange rates. During the first half of fiscal 2001 and 2000, respectively, the Company did not utilize derivative financial instruments to offset these risks. A hypothetical 10 percent increase to the average interest rate under the Company's bank credit agreements and a hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have had a material impact on the results of operations for the Company during the first half of fiscal 2001 and 2000, respectively.

PART II - OTHER INFORMATION

                           AAR CORP. and Subsidiaries
                                November 30, 2000

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Meeting of Stockholders of the Company was held on October 11, 2000. The following item was acted upon at the meeting:

          1) Election of two Class I directors to serve until the 2003 Annual Meeting of Stockholders. Two directors were nominated for election.

               Directors Nominated and Elected at the Meeting
               ----------------------------------------------

                                                            Votes
                                                             For
                                                      ------------------
                      Joel D. Spungin                    23,679,563
                      David P. Storch                    20,236,491

               Continuing Directors
               --------------------

               A. Robert Abboud
               Howard B. Bernick
               Ira A. Eichner
               Edgar D. Jannotta
               Lee B. Stern
               Richard D. Tabery

         No other matters were presented to the Company's shareholders for action at the Annual Meeting of Stockholders.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    None



(b)  REPORTS ON FORM 8-K FOR QUARTER ENDED NOVEMBER 30, 2000
     The Company filed no reports on Form 8-K during the three months ended November 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     AAR CORP.
                                     ------------------------------------------
                                     (Registrant)







Date: January 12, 2001                /s/ Timothy J. Romenesko
     -----------------               ------------------------------------------
                                     Timothy J. Romenesko
                                     Vice President and Chief Financial
                                     Officer (Principal Financial Officer and
                                     officer duly authorized to sign on
                                     behalf of registrant)




                                     /s/ Michael J. Sharp
                                    -------------------------------------------
                                    Michael J. Sharp
                                    Vice President - Controller
                                    (Principal Accounting Officer)