Form 10-Q
period 2001-02-28
AAR CORP
filed 2001-04-13
CIK 1750

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For Quarterly Period Ended FEBRUARY 28, 2001      Commission file number 1-6263
                          --------------------                          --------

                                    AAR CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                  36-2334820
--------------------------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

ONE AAR PLACE, 1100 N. WOOD DALE ROAD, WOOD DALE, ILLINOIS                           60191
--------------------------------------------------------------        ------------------------------------
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

                                  Yes  X  No    .
                                      ---    ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1.00  par value,   26,944,702     shares outstanding as of      MARCH 31, 2001
------            ----------------                          --------------------

                           AAR CORP. and Subsidiaries
                          Quarterly Report on Form 10-Q
                                February 28, 2001
                                Table of Contents

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION
     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets                                3
               Condensed Consolidated Statements of Income                          4
               Condensed Consolidated Statements of Cash Flows                      5
               Condensed Consolidated Statements of Comprehensive Income            6
               Notes to Condensed Consolidated Financial Statements               7-9
     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              10-13
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk          13

PART II - OTHER INFORMATION
     Item 6.   Exhibits and Reports on Form 8-K
               Exhibits                                                            14
               Reports on Form 8-K                                                 14

     Signature Page                                                                15

     Exhibit Index -

               No Exhibits

PART I, ITEM 1 - FINANCIAL STATEMENTS

                           AAR CORP. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                    As of February 28, 2001 and May 31, 2000
                                 (000s omitted)

                                                                              February 28,     May 31,
                                                                                  2001          2000
                                                                              ------------  -------------
                                                                               (Unaudited)      (Derived
                                                                                            from audited
                                                                                               financial
                                                                                              statements)
ASSETS
------
Current assets:
     Cash and cash equivalents                                                   $    767       $  1,241
     Accounts and trade notes receivable, less allowances of $10,999
       and $10,080, respectively                                                  132,826        128,348
     Inventories                                                                  276,895        275,817
     Equipment on or available for short-term leases                               77,584         60,201
     Deferred tax assets, deposits and other                                       38,465         45,660
                                                                                 --------       --------
          Total current assets                                                    526,537        511,267
                                                                                 --------       --------

Property, plant and equipment, net                                                108,040        110,003
                                                                                 --------       --------

Other assets:
     Investments in leveraged leases                                               29,596         34,487
     Cost in excess of underlying net assets of acquired companies, net            45,673         38,840
     Equipment on long-term leases                                                  7,715            -
     Other                                                                         37,157         46,401
                                                                                 --------       --------
                                                                                  120,141        119,728
                                                                                 --------       --------
                                                                                 $754,718       $740,998
                                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Short-term debt                                                             $ 36,000       $ 25,885
     Current maturities of long-term debt                                             423            429
     Notes payable                                                                 13,242            -
     Accounts and trade notes payable                                              84,174        107,879
     Accrued liabilities                                                           34,013         29,623
                                                                                 --------       --------
          Total current liabilities                                               167,852        163,816
                                                                                 --------       --------
Long-term debt, less current maturities                                           180,106        180,447
Deferred tax liabilities                                                           60,695         56,020
Retirement benefit obligation                                                       1,200          1,200
                                                                                 --------       --------
                                                                                  242,001        237,667
                                                                                 --------       --------

Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 250 shares, none issued             -              -
     Common stock, $1.00 par value, authorized 100,000
       shares; issued 29,363 and 29,168 shares, respectively                       29,363         29,168
     Capital surplus                                                              148,255        146,557
     Retained earnings                                                            216,431        210,474
     Treasury stock, 2,418 and 2,303 shares at cost, respectively                 (38,860)       (37,236)
     Accumulated other comprehensive income (loss)-
       Cumulative translation adjustments                                         (10,324)        (9,448)
                                                                                 --------       --------
                                                                                  344,865        339,515
                                                                                 --------       --------
                                                                                 $754,718       $740,998
                                                                                 ========       ========

           The accompanying Notes to Condensed Consolidated Financial
               Statements are an integral part of these statements

                           AAR CORP. and Subsidiaries
                   Condensed Consolidated Statements of Income
        For the Three and Nine Months Ended February 28/29, 2001 and 2000
                                   (Unaudited)
                      (000s omitted except per share data)

                                                     Three Months Ended            Nine Months Ended
                                                       February 28/29,               February 28/29,
                                                   -----------------------       -----------------------
                                                     2001           2000           2001           2000
                                                   --------       --------       --------       --------
Sales                                              $200,055       $256,558       $632,580       $750,537
Pass through sales                                       16         15,773         20,596         48,717
                                                   --------       --------       --------       --------
Total sales                                         200,071        272,331        653,176        799,254

Costs and operating expenses:
     Cost of sales                                  164,325        227,257        547,678        664,262
     Selling, general and
       administrative and other                      23,287         24,404         71,710         72,556
                                                   --------       --------       --------       --------

Operating income                                     12,459         20,670         33,788         62,436

Interest expense                                     (5,433)        (5,979)       (17,139)       (17,749)
Interest income                                         450            959          1,201          1,929
                                                   --------       --------       --------       --------

Income before provision for income taxes              7,476         15,650         17,850         46,616

Provision for income taxes                            2,088          4,695          5,025         13,924
                                                   --------       --------       --------       --------

Net income                                         $  5,388       $ 10,955       $ 12,825       $ 32,692
                                                   ========       ========       ========       ========

Earnings Per Share - Basic                         $    .20       $    .41       $    .48       $   1.20
Earnings Per Share - Diluted                       $    .20       $    .40       $    .48       $   1.19

Weighted average common shares
  outstanding - Basic                                26,941         26,942         26,904         27,178
Weighted average common shares
  outstanding - Diluted                              27,064         27,273         26,999         27,520

Dividends paid and declared per share
  of common stock                                  $   .085       $   .085       $   .255       $   .255

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended February 28/29, 2001 and 2000
                                   (Unaudited)
                                 (000s omitted)

                                                                               Nine Months Ended
                                                                                February 28/29
                                                                            -----------------------
                                                                              2001           2000
                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                             $ 12,825       $ 32,692
     Adjustments to reconcile net income to net cash
       provided from (used in) operating activities:
          Depreciation and amortization                                       13,998         13,595
          Deferred taxes                                                       4,450          7,831
          Change in certain assets and liabilities, exclusive of
            effects of acquisition:
               Accounts receivable                                             6,667         (5,791)
               Inventories                                                     3,970        (10,630)
               Equipment on or available for short-term lease                (17,385)        (4,906)
               Accounts and trade notes payable                              (26,711)        (6,673)
               Accrued liabilities                                             2,878        (15,541)
               Other assets                                                    1,223         (4,910)
                                                                            --------       --------
     Net cash provided from operating activities                               1,915          5,667
                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment expenditures, net                          (9,371)       (17,574)
     Acquisition, less cash acquired                                          (3,200)           -
     Investment in equipment on long-term lease and
       leveraged leases                                                       (3,149)          (265)
     Cash received from (investments in) joint ventures and other             10,390           (892)
                                                                            --------       --------
     Net cash used in investing activities                                    (5,330)       (18,731)
                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from bank lines                                                 10,115         25,000
     Change in long-term debt                                                   (347)          (368)
     Cash dividends                                                           (6,867)        (6,999)
     Purchases of treasury stock                                                 (71)        (8,997)
     Other                                                                       113           376
                                                                            --------       --------
     Net cash provided from financing activities                               2,943          9,012
                                                                            --------       --------

Effect of exchange rate changes on cash                                           (2)           233
                                                                            --------       --------
Decrease in cash and cash equivalents                                           (474)        (3,819)
Cash and cash equivalents, beginning of period                                 1,241          8,250
                                                                            --------       --------
Cash and cash equivalents, end of period                                    $    767       $  4,431
                                                                            ========       ========

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
             For the Nine Months Ended February 28/29, 2001 and 2000
                                   (Unaudited)
                                 (000s omitted)

                                                Nine Months Ended
                                                 February 28/29,
                                              ---------------------
                                                2001          2000
                                              -------       -------
Net income                                    $12,825       $32,692

Other comprehensive income (loss) -
  Foreign currency translation                   (876)       (2,003)
                                              -------       -------

Total comprehensive income                    $11,949       $30,689
                                              =======       =======

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                February 28, 2001
                                 (000s omitted)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of AAR CORP. and its subsidiaries (the Company) after elimination of intercompany accounts and transactions.

These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated balance sheet as of May 31, 2000 has been derived from audited financial statements. To prepare the financial statements in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2001 and the condensed consolidated results of operations for the three and nine-month periods ended February 28/29, 2001 and 2000, and the condensed consolidated statements of cash flows and comprehensive income for the nine-month periods ended February 28/29, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                          February 28, 2001 (Continued)
                                 (000s omitted)

NOTE C - INVENTORY

The summary of inventories is as follows:

                                                                     February 28,     May 31,
                                                                         2001          2000
                                                                     ------------    --------
     Raw materials and parts                                           $ 47,864      $ 50,452
     Work-in-process                                                     20,686        19,849
     Purchased aircraft, parts, engines and components held
       for sale                                                         208,345       205,516
                                                                       --------      --------
                                                                       $276,895      $275,817
                                                                       ========      ========

NOTE D - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental information on cash flows:

                                                     Nine Months Ended
                                                      February 28/29,
                                                   --------------------
                                                     2001         2000
                                                   -------      -------
          Interest paid                            $15,705      $15,817
          Income taxes paid                          2,300        9,800
          Income tax refunds received                6,800          400

On September 29, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Hermetic Aircraft International Corp. (Hermetic), a wholly owned subsidiary of Honeywell International Inc. Hermetic provides aircraft component repair and distribution services to the North American aviation aftermarket on behalf of European aircraft component manufacturers. The Company acquired Hermetic for $16,442 that was paid for with a combination of cash and seller provided financing. The seller provided financing, which is due in June 2001, is included in Notes Payable on the February 28, 2001 unaudited condensed consolidated balance sheet. The acquisition was recorded under the purchase method of accounting.

In December 2000, the Company and General Electric (GE) entered into a series of agreements whereby the Company ended its exclusive engine parts support agreements with three GE engine repair facilities, sold to GE its interest in the Aviation Inventory Management Co. L.L.C. (AIMCO) joint venture for cash, dissolved the Turbine Engine Asset Management L.L.C. (TEAM) joint venture, and was named a GE preferred supplier. AIMCO provided lease financing to customers of rotable aircraft parts and TEAM was engaged in the distribution of GE engine parts.

                           AAR CORP. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                          February 28, 2001 (Continued)
                      (000s omitted except per share data)

NOTE E - COMMON STOCK AND EARNINGS PER SHARE OF COMMON STOCK

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three and nine-month periods ended February 28/29, 2001 and 2000.

                                                    Three Months Ended         Nine Months Ended
                                                      February 28/29            February 28/29,
                                                   --------------------      --------------------
                                                     2001         2000         2001         2000
                                                   -------      -------      -------      -------
Basic EPS
---------
     Net income                                    $ 5,388      $10,955      $12,825      $32,692

     Weighted average common shares
       outstanding                                  26,941       26,942       26,904       27,178
                                                   -------      -------      -------      -------

     Earnings per share - Basic                    $   .20      $   .41      $   .48      $  1.20
                                                   =======      =======      =======      =======

Diluted EPS
-----------
     Net income                                    $ 5,388      $10,955      $12,825      $32,692

     Weighted average common shares
       outstanding                                  26,941       26,942       26,904       27,178

     Additional shares due to hypothetical
       exercise of stock options                       123          331           95          342
                                                   -------      -------      -------      -------
                                                    27,064       27,273       26,999       27,520
                                                   -------      -------      -------      -------
     Earnings per share - Diluted                  $   .20      $   .40      $   .48      $  1.19
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

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS
                                (000s omitted )

Three and Nine-Month Periods Ended February 28, 2001
----------------------------------------------------
(as compared with the same period of the prior year)

The Company reports its activities in one business segment: Aviation Services. The table below sets forth consolidated sales for the Company's classes of similar products and services within this segment for the three and nine month periods ended February 28/29, 2001 and 2000.

                                                Three Months Ended           Nine Months Ended
                                                  February 28/29,             February 28/29,
                                              ----------------------      ----------------------
                                                2001          2000          2001          2000
                                              --------      --------      --------      --------
Sales:
          Airframe and Accessories            $101,102      $101,908      $312,481      $294,661
          Aircraft and Engines                  71,651       125,379       246,336       366,450
          Manufacturing                         27,302        29,271        73,763        89,426
                                              --------      --------      --------      --------
                                               200,055       256,558       632,580       750,537
          Pass Through Sales                        16        15,773        20,596        48,717
                                              --------      --------      --------      --------
                                              $200,071      $272,331      $653,176      $799,254
                                              ========      ========      ========      ========

Three-Month Period Ended February 28, 2001
----------------------------------------------------
(as compared with the same period of the prior year)

Beginning with the fourth quarter of Fiscal 2000, the Company's results have been adversely impacted by industry factors including higher fuel prices, higher interest rates, bankruptcies at certain airlines and financial pressures experienced by certain customers.

Consolidated sales for the third quarter of the Company's fiscal year ending May 31, 2001, excluding pass through sales, decreased $56,503 or 22.0% over the same period in the prior year. Sales in Airframe and Accessories declined slightly during the third quarter of fiscal 2001 compared to the prior year due to reduced sales to general aviation customers, offset by the favorable impact from the acquisition of Hermetic and increased sales of airframe parts and higher demand for landing gear maintenance. Sales in Aircraft and Engines decreased $53,728 or 42.9% as a result of lower revenue in the Company's aircraft and engine sales and leasing businesses and lower engine parts sales. The decline in engine parts sales is primarily the result of reduced demand by a major customer for certain engine parts due principally to fewer engine shop visits to this customer for the engine types the Company supports as well as the impact from converting the Company's exclusive engine parts support arrangement with this major customer to preferred supplier status, which occurred in December 2000. The reduction in pass through sales of $15,757 was also caused by these factors. Sales in Manufacturing decreased $1,969 or 6.7% primarily reflecting lower sales of the Company's composite structure products.

Consolidated gross profit decreased $9,328 or 20.7% over the prior period due to the impact from lower sales, offset by a slightly higher gross profit margin. Excluding the impact of pass through sales, the gross profit margin was 17.9% in the current quarter, compared to 17.6% in the prior quarter. Selling, general and administrative expenses declined $1,117 or 4.6% primarily as a result of lower personnel costs. Operating income decreased $8,211 or 39.7% and net income decreased $5,567 or 50.8% over the prior year due primarily to the factors discussed above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                               FINANCIAL CONDITION
                                 (000s omitted)

Nine-Month Period Ended February 28, 2001
----------------------------------------------------
(as compared with the same period of the prior year)

Consolidated sales for the nine-month period ended February 28, 2001, excluding pass through sales, decreased $117,957 or 15.7% over the same period in the prior year. Sales in Airframe and Accessories increased $17,820 or 6.0% principally due to higher sales of airframe parts and from the favorable impact of the acquisition of Hermetic. Sales in Aircraft and Engines decreased $120,114 or 32.8% primarily as a result of lower revenue in the Company's aircraft sales business and lower engine parts sales. The decline in engine parts sales was primarily the result of reduced demand by a major customer for certain engine parts due principally to fewer engine shop visits to this customer for the engine types the Company supports as well as the impact from converting the Company's exclusive engine parts support arrangement with this major customer to preferred supplier status, which occurred in December 2000. The reduction in pass through sales of $28,121 was also caused by these factors. Sales in Manufacturing decreased $15,663 or 17.5% reflecting lower sales of the Company's cargo handling systems, composite products and products supporting the U.S. Government's rapid deployment program.

Consolidated gross profit decreased $29,494 or 21.8% over the prior year period due to the impact from lower sales and a reduction in the gross profit margin. Excluding the impact of pass through sales, the gross profit margin was 16.7% compared to 18.0% in the prior period. The reduction in the gross profit margin was principally at the Company's engine parts, and general aviation parts distribution businesses. This decline was primarily attributable to pricing pressure on older technology engine parts, reduced demand from a major inventory management program customer and lower demand for general aviation parts. Operating income decreased $28,648 or 45.9% and net income decreased $19,867 or 60.8% over the prior year period due primarily to the factors discussed above.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                         FINANCIAL CONDITION (CONTINUED)
                                 (000s omitted)

At February 28 2001
-------------------------------
(as compared with May 31, 2000)

At February 28, 2001, the Company's liquidity and capital resources included cash of $767 and working capital of $358,685. At February 28, 2001, the Company's ratio of long-term debt to capitalization was 34.3%, down from 34.7% at May 31, 2000. The Company continues to maintain its external sources of financing including $74,000 of unused committed bank lines, a universal shelf registration on file with the Securities and Exchange Commission under which up to $200 million of common stock, preferred stock or medium- or long-term debt securities may be issued or sold subject to market conditions, and an accounts receivable securitization program under which the Company may sell an interest in a defined pool of accounts receivable. As of February 28, 2001, accounts receivable sold under this arrangement were $18,984, a decrease of $10,375 from May 31, 2000.

During the nine month period ended February 28, 2001, the Company generated $1,915 of cash from operations compared to $5,667 during the nine month period ended February 29, 2000. The decrease in cash flows from operations was principally due to the decline in net income, offset by a reduction in net cash outflows for working capital components.

During the nine month period ended February 28, 2001, the Company's investing activities used $5,330 of cash compared to $18,731 during the nine month period ended February 29, 2000. Cash used for investing activities reflects property, plant and equipment expenditures of $9,371, the cash payment for the Hermetic acquisition of $3,200 and increased investment in equipment on long-term lease of $7,715, offset in part by a reduction in leveraged leases and cash received in connection with the sale and dissolution of two joint venture companies.

During the nine month period ended February 28, 2001, the Company's financing activities generated $2,943 of cash reflecting proceeds from bank lines of $10,115, partially offset in part by the payment of cash dividends of $6,867.

The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments, and pay dividends.* A summary of key financial conditions, ratios, and lines of credit follows:

                                                       February 28,     May 31,
Description                                               2001           2000
-----------                                            ------------    --------
Working capital                                         $358,685       $347,451
Current ratio                                             3.1:1          3.1:1

Bank credit lines:
     Borrowings outstanding                             $ 36,000       $ 25,885
     Available but unused committed lines                 74,000         84,115
                                                        --------       --------
Total committed credit lines                            $110,000       $110,000
                                                        ========       ========
Long-term debt less current maturities                  $180,106       $180,447

Ratio of long-term debt to capitalization                 34.3%          34.7%

Ratio of total debt to capitalization                     40.0%          37.8%

* See "Forward Looking Statements" section of this item.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

                           AAR CORP. AND SUBSIDIARIES
                         FINANCIAL CONDITION (CONTINUED)
                                 (000s omitted)

At February 28, 2001 (continued)
--------------------------------
(as compared with May 31, 2000)

FORWARD-LOOKING STATEMENTS

Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and is identified by an asterisk(*). These forward-looking statements are based on beliefs of Company management as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: ability to acquire inventory at favorable prices, effect of the change in the GE relationship from an exclusive arrangement to preferred supplier status, integration of acquisitions, marketplace competition, economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

PART I, ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk is limited to fluctuating interest rates under its unsecured bank credit agreements, and foreign exchange rates. During the nine month period ended February 28/29, 2001 and 2000, respectively, the Company did not utilize derivative financial instruments to offset these risks. A hypothetical 10 percent increase to the average interest rate under the Company's bank credit agreements and a hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have had a material impact on the results of operations and financial position of the Company during the nine month period ended February 28/29, 2001 and 2000, respectively.

PART II - OTHER INFORMATION

                           AAR CORP. and Subsidiaries
                                February 28, 2001

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None

(b)  REPORTS ON FORM 8-K FOR QUARTER ENDED FEBRUARY 28, 2001

     The Company filed no reports on Form 8-K during the three months ended February 28, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AAR CORP.
                                   ---------------------------------------------
                                   (Registrant)







Date: April 13, 2001               /s/ Timothy J. Romenesko
      --------------               ---------------------------------------------
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