Form 10-K405
period 2001-05-31
AAR CORP
filed 2001-08-27
CIK 1750

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2001 Commission file number 1-6263

AAR CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2334820
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)
One AAR Place, 1100 N. Wood Dale Road, Wood Dale, Illinois	60191
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code (630) 227-2000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange Chicago Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    At July 31, 2001, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $397,771,055 (based upon the closing price of the Common Stock at July 31, 2001 as reported on the New York Stock Exchange). The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

    On July 31, 2001, there were 26,936,243 shares of Common Stock outstanding.

Documents Incorporated by Reference

    Portions of the definitive proxy statement relating to the Registrant's 2001 Annual Meeting of Stockholders, to be held October 10, 2001, are incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.  BUSINESS (Dollars in thousands)

    AAR CORP. and its subsidiaries are referred to herein collectively as "AAR" or the "Company," unless the context indicates otherwise. The Company was organized in 1955 as the successor to a business founded in 1951 and was reincorporated in Delaware in 1966. The Company is a leading independent provider of value-added products and services to the worldwide aviation/aerospace industry.

    Certain of the Company's aviation-related activities and products are subject to licensing, certification and other requirements imposed by the Federal Aviation Administration (FAA) and other regulatory agencies, both domestic and foreign. The Company believes that it has all licenses and certifications that are material to the conduct of its business.

    The Company reports its activities in three business segments: (i) Aircraft and Engines, (ii) Airframe and Accessories and (iii) Manufacturing.

    The Company's Aircraft and Engines segment activities include (i) the purchase, sale and lease of used commercial jet aircraft, (ii) the purchase, sale and lease of a wide variety of new, overhauled and repaired engines and engine products for the aviation aftermarket, including a broad range of spare engines and engine parts and other engine components and accessories, and (iii) the overhaul, repair and exchange of a wide range of engine parts and components and other engine support services for its commercial and military customers. The Company also provides customized inventory supply and management programs for engine parts and components in support of customer maintenance activities. The Company has two FAA licensed repair stations in the U.S. to perform engine component overhaul services which cover a broad range of internal engine parts and components. The Company also provides turbine engine overhaul and parts supply services to industrial gas and steam turbine operators. The Company's primary sources of aviation products for its Aircraft and Engines segment are domestic and foreign airlines, independent aviation service companies, aircraft leasing companies and original equipment manufacturers.

    The Company's Airframe and Accessories segment activities include (i) the purchase, sale and lease of new, overhauled and repaired airframe parts and accessories for the aviation aftermarket, and (ii) the overhaul, repair and exchange of a wide variety of airframe and accessory parts and components for its commercial, military and general aviation customers. The Company also provides customized inventory supply and management programs for certain airframe parts and components in support of customer maintenance activities. The Company's primary sources of airframe parts for its Airframe and Accessories segment are domestic and foreign airlines, independent aviation service companies, aircraft leasing companies and original equipment manufacturers. The Company is also an authorized distributor for more than 150 leading aviation/aerospace product manufacturers.

    The Company's Airframe and Accessories overhaul and repair capabilities include most commercial aircraft landing gear, a wide variety of avionics, instruments, electrical, electronic, fuel, hydraulic and pneumatic components and a broad range of internal airframe components. AAR also operates an aircraft maintenance facility providing maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, military, regional, business and general aviation aircraft. AAR's overhaul and repair of parts and components also support the sale, lease and inventory management activities of the Company. AAR has nine FAA-licensed repair stations in the U.S. and two in Europe to perform airframe/component overhaul services. During the second quarter of fiscal 2001, the Company purchased substantially all of the net assets of Hermetic Aircraft International (Hermetic), an aircraft component support company providing repair and distribution services to the North American aftermarket primarily on behalf of European aircraft component manufacturers.

    The Company's Manufacturing segment activities include (i) the design, manufacture and installation of in-plane cargo loading and handling systems for commercial and military aircraft and helicopters, (ii) the design and manufacture of advanced composite materials for commercial, business and military aircraft, and (iii) the manufacture and repair of a wide array of containers, pallets and shelters in support of military and humanitarian rapid deployment activities.

    For each of its reportable segments, the Company furnishes aviation products and services primarily through its own employees. The principal customers for the Company's products and services in the Aircraft and Engines and Airframe and Accessories segments are domestic and foreign commercial airlines, regional/commuter airlines, business aircraft operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies. In the Manufacturing segment, principal customers include domestic and foreign commercial airlines, aviation original equipment manufacturers and domestic and foreign military organizations. Sales of aviation products and services to commercial airlines are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft.

    Competition in the worldwide aviation/aerospace industry is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in both aircraft and engine parts supply businesses include the original equipment manufacturers, commercial airlines, and other independent suppliers of parts and services. In certain of its leasing and commercial jet aircraft and engine sales activities, the Company faces competition from financial institutions, syndicators, commercial and specialized leasing companies and other entities that provide financing. AAR also competes with various repair and overhaul organizations, which include the service arms of original equipment manufacturers, the maintenance departments or divisions of large commercial airlines (some of which also offer maintenance services to third parties) and independent organizations. AAR's pallet, container and shelter manufacturing activities compete with several modest-sized private companies, and its cargo systems competitors include a number of divisions of large corporations. Although certain of the Company's competitors have substantially greater financial and other resources than the Company, the Company believes that it has maintained a satisfactory competitive position through its responsiveness to customer needs, its attention to quality and its unique combination of market expertise, technical capabilities and financial strength.

    At May 31, 2001, backlog believed to be firm was approximately $74,100 compared to $79,800 at May 31, 2000. An additional $7,000 of unfunded government options on awarded contracts also existed at May 31, 2001. It is expected that approximately $73,700 of the May 31, 2001 backlog will be shipped in fiscal 2002.

    Sales to the U.S. Government, its agencies and its contractors were approximately $139,072 (15.9% of total sales), $132,048 (12.9% of total sales) and $98,954 (9.4% of total sales) in fiscal years 2001, 2000 and 1999, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of the Company's government contracts are for aviation products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high-technology military requirements, these products and services are less likely to be affected by reductions in defense spending. The Company's contracts with the U.S. Government and its agencies are typically firm agreements to provide aviation products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government agency. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

    At May 31, 2001, the Company employed approximately 2,500 persons worldwide.

    For additional information concerning the Company's business segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment Information" in Note 11 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    The Company's principal aircraft and engines sales and leasing activities as well as aftermarket engine parts distribution activities in the Aircraft and Engines segment are conducted from a building owned by the Company in Wood Dale, Illinois. In addition to warehouse space, the facility includes executive, sales and administrative offices and shares space with an operating unit in the Airframe and Accessories segment. This segment also conducts overhaul and repair activities in buildings owned by the Company in Frankfort, New York and Windsor, Connecticut and engine parts distribution activities in facilities leased by the Company in Hannover, Germany; Caerphilly, Wales; and Brussels, Belgium.

    The Company's principal aftermarket airframe parts distribution activities in the Airframe and Accessories segment are conducted from the aforementioned owned building in Wood Dale, Illinois. New parts distribution activities are conducted primarily from an owned building in Elk Grove Village, Illinois. Overhaul and repair activities are conducted in owned buildings located in Garden City and Holtsville, New York; and in The Netherlands near Schiphol International Airport. This segment also conducts overhaul and repair activities in buildings leased by the Company in Miami, Florida; London, England; Macon, Georgia; Roswell, New Mexico; and Oklahoma City, Oklahoma.

    The Company's activities in the Manufacturing segment are conducted at owned facilities in Clearwater, Florida (subject to an industrial revenue bond); Port Jervis, New York; and Cadillac and Livonia, Michigan.

    The Company believes that its owned and leased facilities are suitable and adequate for its existing business.

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

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning each executive officer of the Company is set forth below:

Name	Age	Present Position with the Company
David P. Storch	48	President and Chief Executive Officer; Director
Joseph M. Gullion	51	Executive Vice President and Chief Operating Officer
Howard A. Pulsifer	58	Vice President; General Counsel; Secretary
Timothy J. Romenesko	44	Vice President and Chief Financial Officer
Michael J. Sharp	39	Vice President and Controller; Chief Accounting Officer

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

    Mr. Gullion has been Executive Vice President and Chief Operating Officer of the Company since June 1, 2001. Mr. Gullion joined the Company in March, 2001 as Vice President, Strategic Planning and Acquisitions. Prior to joining the Company, he was President of Boeing Airplane Services, Inc. from 1998 to 2001 and Vice President of Global Sales, Marketing, and New Business Development for Allied Signal Aerospace.

    Mr. Pulsifer has been Vice President, General Counsel and Secretary of the Company since 1990. Previously he served as Vice President (since 1990) and General Counsel (since 1987). He was previously with United Airlines, Inc. for 14 years, most recently as Senior Counsel.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(Dollars in thousands, except per share amounts)

    The Company's Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On June 30, 2001, there were approximately 10,000 holders of the Common Stock of the Company, including participants in security position listings.

    Certain of the Company's debt agreements contain provisions restricting the payment of dividends or repurchase of its shares. See Note 2 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, the Company may not pay dividends (other than stock dividends) or acquire its capital stock if, after giving effect to the aggregate amounts paid on or after June 1, 1995, such amounts exceed the sum of $20,000 plus 50% of Consolidated Net Income of the Company after June 1, 1994. At May 31, 2001 unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares totaled approximately $27,783. At June 1, 2001, unrestricted consolidated retained earnings increased to $37,049, due to inclusion of 50% of Consolidated Net Income of the Company for fiscal 2001.

    The table below sets forth for each quarter of the fiscal year indicated the reported high and low market prices of the Company's Common Stock on the New York Stock Exchange and the quarterly dividends declared.

	Fiscal 2001			Fiscal 2000
Per Common Share	Market Prices			Market Prices
			Quarterly Dividends			Quarterly Dividends
Quarter	High	Low		High	Low
First	$15.1875	$10.3125	$.085	$23.2500	$18.3750	$.085
Second	13.5625	10.0000	.085	21.9375	15.9375	.085
Third	15.1900	10.3125	.085	26.8750	15.8125	.085
Fourth	15.2500	10.9500	.085	23.6250	13.8750	.085

			$.340			$.340

ITEM 6.  SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	For the Year Ended May 31,
	2001	2000	1999	1998		1997
RESULTS OF OPERATIONS
Sales	$853,659	$957,525	$918,036	$782,123		$589,328
Pass through sales[1]	20,596	66,808	132,572	74,514		44,225
Total sales	874,255	1,024,333	1,050,608	856,637		633,553
Gross profit	136,467	172,853	173,259	148,406		108,541
Operating income	40,390	70,658	77,381	64,716		42,890
Interest expense	21,887	23,431	18,567	14,494		10,786
Income before provision for income taxes	20,220	49,526	59,786	51,157		32,975
Net income	18,531	35,163	41,671	35,657		23,025

Share data:[2]
Earnings per share — basic	$.69	$1.30	$1.51	$1.29		$.92
Earnings per share — diluted	$.69	$1.28	$1.49	$1.27		$.91
Cash dividends per share	$.34	$.34	$.34	$.33		$.32
Average common shares outstanding — basic	26,913	27,103	27,549	27,588		25,026

Average common shares outstanding — diluted	26,985	27,415	28,006	28,174		25,399

FINANCIAL POSITION
Working capital	$360,464	$347,451	$334,600	$319,252		$314,119
Total assets	701,854	737,977	723,018	667,039		526,735
Short-term debt	13,652	26,314	420	237		1,474
Long-term debt	179,987	180,447	180,939	177,509	[3]	116,818
Total debt	193,639	206,761	181,359	177,746	[3]	118,292
Stockholders' equity	340,212	336,494	322,423	297,330		266,410

Number of shares outstanding at end of year[2]	26,937	26,865	27,381	27,717		27,306

Book value per share of common stock[2]	$12.63	$12.53	$11.78	$10.73		$9.76

Notes:

1
In connection with certain long-term inventory management programs, the Company purchases factory-new products on behalf of its customers from original equipment manufacturers. These products are purchased from the manufacturer and "passed through" to the Company's customers at the Company's cost.

2
All share and per share information reflects the three-for-two stock split on February 23, 1998.

3
In December 1997, the Company sold $60,000 of unsecured 6.875% Notes due December 15, 2007.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

Results of Operations

    The Company reports its activities in three business segments: Aircraft and Engines, Airframe and Accessories and Manufacturing. The table below sets forth net sales for the Company's three business segments and for pass through sales for each of the last three fiscal years ended May 31.

	For the Year Ended May 31,
	2001	2000	1999
Sales:
Aircraft and Engines	$337,192	$440,285	$416,099
Airframe and Accessories	419,313	397,307	376,356
Manufacturing	97,154	119,933	125,581

	853,659	957,525	918,036
Pass through sales	20,596	66,808	132,572

	$874,255	$1,024,333	$1,050,608

Three-Year Sales Summary

    Over the last three fiscal years, consolidated sales, excluding pass through sales, decreased from $918,036 in fiscal 1999 to $853,659 in fiscal 2001. Total sales, which include pass through sales, decreased from $1,050,608 in fiscal 1999 to $874,255 in fiscal 2001. The decline in sales from fiscal 1999 to fiscal 2001 was primarily the result of lower sales from engine parts inventory management programs to a major customer, resulting in a decrease in the Company's Aircraft and Engines sales from $416,099 in fiscal 1999 to $337,192 in fiscal 2001. The sales decline was also influenced by a decline in airline profitability during the three-year period as a result of an overall economic slowdown and higher fuel prices.

    The engine parts inventory management programs with a major customer supported older technology JT8D and JT9D engine families which are being phased out of the world airlines' fleets, resulting in softer demand for the spare parts required to maintain these engine types. As demand for these parts by this major customer decreased, the justification for carrying a just-in-time exclusive parts support arrangement became less viable and the program was dissolved by mutual agreement in fiscal 2001. Because all pass through sales were derived from these inventory management programs, pass through sales declined as well.

    The sales decline over the three-year period in the Aircraft and Engines segment was partially offset by a sales increase in the Airframe and Accessories segment from $376,356 in fiscal 1999 to $419,313 in fiscal 2001. This increase was the result of new aircraft component repair capability and capacity in both the commercial airline and military aviation markets, and additional penetration of the landing gear overhaul market, including the relatively fast-growing regional aircraft market. In addition, the sales increase from fiscal 2000 to fiscal 2001 reflects the favorable impact of the acquisition of Hermetic in the second quarter of fiscal 2001.

    Sales in the Manufacturing segment declined from $125,581 in fiscal 1999 to $97,154 in fiscal 2001 primarily as a result of reduced demand for the Company's rapid deployment products supporting the U.S. Government, and also the divestiture of the Company's floor maintenance products manufacturing facility in fiscal 1999.

    Although commercial airline profitability has significantly declined over the past three years, worldwide air traffic growth, the primary underlying long-term growth factor in the Company's commercial markets, continues to expand, creating future opportunities for the Company. The Company believes that its established position as the leading independent provider of value-added aviation products and services to the worldwide aviation/aerospace industry will enable it to take advantage of continuing market opportunities.*

Fiscal 2001 Compared with Fiscal 2000

    Consolidated sales in fiscal 2001, excluding pass through sales, decreased $103,866 or 10.8% compared to the prior year as the Company experienced lower sales in the Aircraft and Engines and Manufacturing segments, partially offset by increased sales in the Airframe and Accessories segment.

    In the Aircraft and Engines segment, fiscal 2001 sales declined $103,093 or 23.4% compared to fiscal 2000 primarily as a result of lower revenue in the Company's aircraft sales business and lower sales of engine parts and components. The decline in aircraft sales is mainly due to the type of aircraft sold in the current year compared to the prior year. The decline in engine parts sales was primarily the result of reduced demand by a major customer for certain engine parts due principally to fewer engine shop visits to this customer for the engine types the Company supports, and from the impact of converting the Company's exclusive engine parts support agreement with this major customer to preferred status, which occurred in December 2000. The reduction in pass through sales of $46,212 also was attributable to these factors. Because the exclusive engine parts support agreements with this major customer were dissolved, in future periods the Company does not believe it will have pass through sales.*

    In the Airframe and Accessories segment, fiscal 2001 sales increased over the prior year $22,006 or 5.5% primarily as a result of higher sales of airframe parts and from the favorable impact of the acquisition of Hermetic, which the Company acquired on September 29, 2000. Fiscal 2001 revenues for Hermetic included in consolidated sales were approximately $13,100.

    In the Manufacturing segment, fiscal 2001 sales declined $22,779 or 19.0% compared to fiscal 2000 primarily as a result of lower sales of products supporting the U.S. Government's rapid deployment program, and lower sales of the Company's cargo systems and composite structure products.

    Consolidated gross profit decreased $36,386 or 21.1% over the prior year due to the impact of lower sales and a reduction in the consolidated gross profit margin. The decline in the gross profit margin was attributable to lower margins in the Aircraft and Engines segment due to pricing pressure on older technology engine parts and reduced demand from a major inventory management program customer. Gross profit margins were also lower in the Manufacturing segment reflecting lower demand for certain of the Company's manufactured products. The consolidated gross profit margin was also negatively impacted by a $5,400 provision recorded in the fourth quarter of fiscal 2001 to adjust certain inventories previously used to support the major program customer to their net realizable value.

    Selling, general and administrative costs declined $6,118 or 6.0% reflecting lower personnel costs as the Company reduced its cost structure in response to more difficult industry conditions. Selling, general and administrative expense declined also as a result of lower bad debt expense in fiscal 2001 compared to the prior year. Interest expense decreased $1,544 principally as a result of reduced average short-term borrowings outstanding during fiscal 2001. Interest income declined $582 as a result of the reduction in average outstanding interest-bearing trade notes receivable during the current year compared to the prior year.

*
This section contains forward-looking statements which are identified with an asterisk (*). Please see comments on forward-looking statement risk factors in the "Forward-Looking Statements" section on page 12.

    The Company's effective tax rate for fiscal 2001 was 8.4% compared to 29.0% for fiscal 2000. The fiscal 2001 provision for income taxes includes a reduction in income tax expense of $3,300. This adjustment represents the reversal of Federal and state income tax liabilities for years prior to fiscal 1998, now closed to assessments.

    Consolidated net income declined $16,632 as a result of the factors discussed above.

Fiscal 2000 Compared with Fiscal 1999

    Consolidated sales in fiscal 2000, excluding pass through sales, increased 4.3% to $957,525 from $918,036 in fiscal 1999. This increase was attributable to higher demand in both the Aircraft and Engines and Airframe and Accessories segments.

    In the Aircraft and Engines segment, sales increased $24,186 or 5.8% as the Company experienced strong demand for its whole engine and aircraft products, partially offset by a continued decrease in sales from engine parts inventory management programs. This decrease was primarily the result of reduced demand by a major customer for certain engine parts due principally to significantly fewer engine shop visits to this customer for the engine types the Company supported. Pass through sales were $66,808 compared to $132,572 in the prior year. As certain of the Company's inventory management programs matured, pass through sales declined as the Company sourced more of its customer's parts requirements with used serviceable parts, rather than with factory-new parts. The reduction in pass through sales during the fiscal year is attributable to the maturation of the Company's long-term inventory management programs, as well as a decline in the number of shop visits for the engine types the Company supports at certain long-term inventory management programs.

    Sales in the Airframe and Accessories segment increased $20,951 or 5.6% reflecting increased demand for the Company's aircraft maintenance and component overhaul and repair services. These increases were partially offset by lower new aircraft parts sales to general aviation customers.

    In the Manufacturing segment, sales declined $5,648 or 4.5% as a result of the divestiture of the Company's floor maintenance products manufacturing subsidiary in November 1998, partially offset by higher sales of the Company's products supporting the U.S. Government's deployment needs.

    Consolidated gross profit was essentially even with the prior fiscal year. The fiscal 2000 consolidated gross profit margin, excluding the impact from pass through sales, was 18.1%, compared to 18.9% in fiscal 1999. The decrease in the gross profit margin can be attributed to lower margins in the Aircraft and Engines segment due to the unfavorable impact of the mix of inventories sold. Gross profit margins increased in the Airframe and Accessories segment principally due to increased demand for the Company's landing gear and component overhaul and repair services.

    Selling, general and administrative expenses increased $6,317 or 6.6% as a result of a $4,000 charge to increase the allowance for doubtful accounts in response to the Company's accounts receivable exposure, which included two airlines that filed for bankruptcy protection during fiscal 2000, as well as increased information technology costs incurred as a result of the Company's e-business activities. Interest expense increased $4,864 principally as a result of increased average short-term borrowings outstanding during fiscal year 2000 compared to fiscal 1999, and interest income increased $1,327 as a result of an increase in average outstanding interest-bearing notes receivable during fiscal 2000 compared to fiscal 1999.

    Consolidated net income declined $6,508 or 15.6% from fiscal 1999 as a result of the above factors.

Fiscal 1999 Compared with Fiscal 1998

    Consolidated sales in fiscal 1999, excluding pass through sales, increased 17.4% to $918,036 from $782,123 in fiscal 1998. This increase was attributable to continued strong demand for the Company's broad range of products and services and, among other things, full-year sales from businesses acquired in fiscal 1998.

    Sales in the Aircraft and Engines segment increased $76,800 or 22.6% resulting from higher sales of engine parts, driven primarily from strength in inventory management programs, and increased aircraft sales and leasing revenues. These increases were partially offset by the impact of certain engine parts sales which were recorded by Turbine Engine Asset Management L.L.C. (an unconsolidated joint venture company) during fiscal 1999, but were recorded by the Aircraft and Engines segment during the first half of fiscal 1998. Pass through sales were $132,572 compared to $74,514 in fiscal 1998. The increase in pass through sales in fiscal 1999 compared to fiscal 1998 was attributable to the addition of new inventory management programs during fiscal 1999 and late fiscal 1998.

    Sales in the Airframe and Accessories segment increased $43,073 or 12.9% driven primarily by the impact of full-year sales from the new-parts distribution companies acquired during fiscal 1998, as well as increased demand for aircraft maintenance and landing gear overhaul repair capabilities.

    Sales in the Manufacturing segment increased $16,040 or 14.6% due to increased sales of products supporting the U.S. Government's rapid deployment program, the inclusion of full-year sales from AAR Composites (acquired in fiscal 1998) and higher sales of cargo handling systems. These gains were partially offset by the unfavorable impact on sales as a result of the divestiture of the Company's floor maintenance products manufacturing subsidiary in November 1998.

    Consolidated gross profit increased $24,853 or 16.7% due to increased consolidated net sales. The fiscal 1999 consolidated gross profit margin of 18.9%, excluding the impact of pass through sales, is slightly less than the consolidated gross profit margin of 19.0% in fiscal 1998. The gross profit margin in the Aircraft and Engines segment remained flat, while the gross profit margin increased in the Company's Manufacturing segment primarily due to increased demand for cargo handling systems. The gross profit margin in the Airframe and Accessories segment declined due to the mix of inventories sold.

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

Liquidity and Capital Resources

    At May 31, 2001, the Company's liquidity and capital resources included cash and cash equivalents of $13,809 and working capital of $360,464. At May 31, 2001, the Company's long-term debt-to-capitalization ratio was 34.6% compared to 34.9% at May 31, 2000, and the Company's total debt-to-capitalization ratio was 36.3% at May 31, 2001 compared to 38.1% at May 31, 2000. The reduction in the total debt-to-capitalization ratio was due to lower short-term borrowings outstanding at May 31, 2001 compared to May 31, 2000. The Company continues to maintain its external sources of financing including $125,000 of unused available committed bank lines, and a universal shelf registration on file with the Securities and Exchange Commission under which up to $200,000 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold subject to market conditions, and an accounts receivable securitization program under which the Company may sell an interest in a defined pool of accounts receivable. At May 31, 2001, accounts receivable, net of retained interest, sold under this arrangement were $18,984, compared to $29,359 at May 31, 2000.

    During fiscal 2001, the Company generated $46,093 of cash flow from operations compared to $10,051 and $28,525 during fiscal 2000 and 1999, respectively. The increase in cash flow from operations compared to the prior year was principally due to effective working capital management as the Company reduced its investment in inventories and improved accounts receivable turnover.

    During fiscal 2001, the Company's investing activities generated $2,141 of cash. Cash generated from investing activities principally reflects cash received from the sale of the Company's interest in a leveraged lease and cash received in connection with the sale and dissolution of three joint venture companies, offset by property, plant and equipment expenditures of $13,134 and the cash payment for the Hermetic acquisition of $3,200.

    During fiscal 2001, the Company's financing activities used $35,616 of cash principally reflecting the reduction of bank lines of $25,885 and the payment of cash dividends of $9,157.

    The Company believes that its liquidity and available sources of capital will continue to provide the Company with the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.*

    A summary of key indicators of financial condition and lines of credit follows:

	May 31,
	2001	2000
Description
Working capital	$360,464	$347,451
Current ratio	3.9:1	3.1:1
Bank credit lines:
Borrowings outstanding	$—	$25,885
Available but unused committed lines	125,000	84,115

Total available committed credit lines	$125,000	$110,000

Long-term debt, less current maturities	$179,987	$180,447
Ratio of long-term debt-to-capitalization	34.6%	34.9%
Ratio of total debt-to-capitalization	36.3%	38.1%

Forward-Looking Statements

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and are identified by an asterisk(*). These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: general economic conditions; ability to acquire inventory at favorable prices; integration of acquisitions; marketplace competition; economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. These events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company's control. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

*
This section contains forward-looking statements which are identified with an asterisk (*). Please see comments on forward-looking statement risk factors in the "Forward-Looking Statements" section on page 12.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk is limited to fluctuating interest rates under its unsecured bank credit agreements and foreign exchange rates. During fiscal 2001 and 2000, the Company did not utilize derivative financial instruments to offset these risks.

    At May 31, 2001, $125,000 ($100,000 available through February 9, 2003 and $25,000 available through April 10, 2002) was available under credit lines with domestic banks under revolving credit and term loan agreements, and $2,700 was available under credit agreements with foreign banks (credit facilities). Interest on amounts borrowed under the credit facilities is LIBOR based. As of May 31, 2001, the outstanding balance under these agreements was $0. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2001 would have reduced the Company's pre-tax income by approximately $482 during fiscal 2001.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF AAR CORP.:

    We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois
June 27, 2001

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2001	2000	1999
	(In thousands except per share data)

Sales:
Sales from products and leasing	$753,104	$859,214	$828,142
Sales from services	100,555	98,311	89,894
Pass through sales	20,596	66,808	132,572

	874,255	1,024,333	1,050,608

Costs and operating expenses:
Cost of products and leasing	636,349	706,042	672,625
Cost of services	80,843	78,630	72,152
Cost of pass through sales	20,596	66,808	132,572
Selling, general and administrative and other	96,077	102,195	95,878

	833,865	953,675	973,227

Operating income	40,390	70,658	77,381
Interest expense	(21,887)	(23,431)	(18,567)
Interest income	1,717	2,299	972

Income before provision for income taxes	20,220	49,526	59,786
Provision for income taxes	1,689	14,363	18,115

Net income	$18,531	$35,163	$41,671

Earnings per share of common stock — basic	$.69	$1.30	$1.51

Earnings per share of common stock — diluted	$.69	$1.28	$1.49

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2001	2000
	(In thousands)

Current assets:
Cash and cash equivalents	$13,809	$1,241
Accounts receivable	115,187	128,348
Inventories	263,099	275,817
Equipment on or available for short-term leases	57,491	60,201
Deferred tax assets, deposits and other	36,270	45,660

Total current assets	485,856	511,267

Property, plant and equipment, at cost:
Land	6,893	6,331
Buildings and improvements	70,258	68,387
Equipment, furniture and fixtures	125,234	127,879

	202,385	202,597
Accumulated depreciation	(93,478)	(92,594)

	108,907	110,003

Other assets:
Investment in leveraged leases	28,715	34,487
Cost in excess of underlying net assets of acquired companies, net	45,375	38,840
Other	33,001	43,380

	107,091	116,707

	$701,854	$737,977

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	May 31,
	2001	2000
	(In thousands)

Current liabilities:
Short-term debt	$—	$25,885
Current maturities of long-term debt	410	429
Notes payable	13,242	—
Accounts and trade notes payable	73,975	107,879
Accrued liabilities	35,706	26,596
Accrued taxes on income	2,059	3,027

Total current liabilities	125,392	163,816

Long-term debt, less current maturities	179,987	180,447
Deferred tax liabilities	55,063	56,020
Retirement benefit obligation	1,200	1,200

	236,250	237,667

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 29,371 and 29,168 shares, respectively	29,371	29,168
Capital surplus	148,316	146,557
Retained earnings	219,848	210,474
Treasury stock, 2,434 and 2,303 shares at cost, respectively	(39,041)	(37,236)
Unearned restricted stock awards	(2,499)	(3,021)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	(12,731)	(9,448)
Minimum pension liability	(3,052)	—

	340,212	336,494

	$701,854	$737,977

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2001

	Common Stock		Treasury Stock				Unearned Restricted Stock Awards	Accumulated Other Comprehensive Income (Loss)
					Capital Surplus	Retained Earnings			Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, May 31, 1998	28,832	$28,832	1,128	$(16,470)	$140,898	$152,233	$(3,520)	$(4,643)
Net income	—	—	—	—	—	41,671	—	—	$41,671
Cash dividends	—	—	—	—	—	(9,375)	—	—	—
Treasury stock	—	—	489	(8,993)	—	—	—	—	—
Exercise of stock options and stock awards	166	166	—	—	3,197	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	(92)	—	—
Adjustment for net translation loss	—	—	—	—	—	—	—	(1,481)	(1,481)

Comprehensive income for fiscal 1999									$40,190

Balance, May 31, 1999	28,998	$28,998	1,617	$(25,463)	$144,095	$184,529	$(3,612)	$(6,124)
Net income	—	—	—	—	—	35,163	—	—	$35,163
Cash dividends	—	—	—	—	—	(9,218)	—	—	—
Treasury stock	—	—	686	(11,773)	—	—	—	—	—
Exercise of stock options and stock awards	170	170	—	—	2,462	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	591	—	—
Adjustment for net translation loss	—	—	—	—	—	—	—	(3,324)	(3,324)

Comprehensive income for fiscal 2000									$31,839

Balance, May 31, 2000	29,168	$29,168	2,303	$(37,236)	$146,557	$210,474	$(3,021)	$(9,448)
Net income	—	—	—	—	—	18,531	—	—	$18,531
Cash dividends	—	—	—	—	—	(9,157)	—	—	—
Treasury stock	—	—	131	(1,805)	—	—	—	—	—
Exercise of stock options and stock awards	203	203	—	—	1,759	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	522	—	—
Adjustment for net translation loss	—	—	—	—	—	—	—	(3,283)	(3,283)
Minimum pension liability	—	—	—	—	—	—	—	(3,052)	(3,052)

Comprehensive income for fiscal 2001									$12,196

Balance, May 31, 2001	29,371	$29,371	2,434	$(39,041)	$148,316	$219,848	$(2,499)	$(15,783)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$18,531	$35,163	$41,671
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	18,577	18,373	17,063
Deferred taxes	(312)	9,570	10,970
Changes in certain assets and liabilities, excluding effects of acquired businesses:
Accounts receivable	20,712	31,532	(6,991)
Inventories	17,887	(6,644)	(46,212)
Equipment on or available for short-term leases	2,356	(26,593)	3,214
Accounts and trade notes payable	(35,034)	(21,536)	24,659
Accrued liabilities and taxes on income	79	(13,786)	(3,933)
Other	3,297	(16,028)	(11,916)

Net cash provided from operating activities	46,093	10,051	28,525

Cash flows from investing activities:
Property, plant and equipment expenditures, net	(13,134)	(22,344)	(36,131)
Acquisitions, less cash acquired	(3,200)	—	(15,175)
Proceeds from sale of business	—	—	11,685
Investment in equipment on long-term leases and leveraged leases	5,446	(434)	23,369
Cash from (investments in) joint ventures and other	13,029	(431)	(6,641)

Net cash provided from (used in) investing activities	2,141	(23,209)	(22,893)

Cash flows from financing activities:
Proceeds (repayments) of short-term debt	(25,885)	25,885	—
Change in borrowings	(479)	(484)	2,053
Cash dividends	(9,157)	(9,218)	(9,375)
Purchases of treasury stock	(211)	(10,530)	(7,558)
Proceeds from exercise of stock options and other	116	376	278

Net cash provided from (used in) financing activities	(35,616)	6,029	(14,602)

Effect of exchange rate changes on cash	(50)	120	(2)

Increase (decrease) in cash and cash equivalents	12,568	(7,009)	(8,972)
Cash and cash equivalents, beginning of year	1,241	8,250	17,222

Cash and cash equivalents, end of year	$13,809	$1,241	$8,250

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

  Revenue Recognition

    Sales and related cost of sales for product sales are recognized upon shipment of products. Service revenues and the related cost of services are generally recognized when customer-owned material is shipped. Lease revenues are recognized as earned.

    In connection with certain long-term inventory management programs, the Company purchases factory-new products on behalf of its customers from original equipment manufacturers. These products are purchased from the manufacturer and "passed through" to the Company's customer at the Company's cost. During the third quarter of fiscal 2000, the SEC issued Staff Accounting Bulletin (SAB) No. 101 summarizing the SEC's view in applying generally accepted accounting principles to revenue recognition. As a result of SAB No. 101, the Company began reporting pass through sales in the consolidated income statement beginning with the third quarter of fiscal 2000. Prior to SAB No. 101, the Company believed that excluding pass through sales from sales was appropriate given the limited nature of the services provided in connection with these transactions.

  New Accounting Standards

    SFAS (Statement of Financial Accounting Standards) No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for certain hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method. SFAS No. 142 eliminated the amortization of goodwill and also requires that goodwill be tested for impairment. SFAS No. 141 is effective for business combinations after June 30, 2001. SFAS No. 142 is required for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with a fiscal year beginning after March 2001, provided that the first quarter financial statements have not previously been issued. Because the Company expects to adopt these statements effective with the first quarter of fiscal 2002, the Company will not have goodwill amortization after fiscal 2001.

  Cash and Cash Equivalents

    The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2001 and 2000, cash equivalents of approximately $139 and $122, respectively, represent investments in funds holding U.S. Government agency-issued securities. The carrying amount of cash equivalents approximates fair value at May 31, 2001 and 2000, respectively.

  Transfer of Financial Assets

    During fiscal 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires the Company to recognize the financial and servicing assets it controls and the liabilities it has incurred, and to derecognize financial assets when control has been surrendered.

    One of the Company's consolidated subsidiaries, a special purpose entity, has an agreement (securitization) with a major financial institution to sell an undivided interest in its accounts receivable up to $35,000. The agreement involves the sale of accounts receivable by certain of the Company's domestic subsidiaries to the special purpose entity which in turn sells the accounts receivable to the financial institution. Accounts receivable greater than 120 days past due are not eligible to be sold to the financial institution. The Company retains collection and administrative responsibilities for the accounts receivable sold.

    At May 31, 2001, accounts receivable sold under the program were $30,455, and the cash proceeds from the transaction were $18,984. This resulted in a $18,984 reduction in accounts receivable on the May 31, 2001 consolidated balance sheet. At May 31, 2000, accounts receivable sold under the program were $42,218 and the cash proceeds were $29,359. This resulted in a $29,359 reduction in accounts receivable on the May 31, 2000 consolidated balance sheet. The retained undivided interest of $11,471 and $12,859 as of May 31, 2001 and 2000, respectively, are included in accounts receivable at fair value, which takes into consideration expected credit losses based on the specific identification of uncollectable accounts. Since substantially all accounts receivable sold carry 30 day payment terms, the retained interest is not discounted.

  Foreign Currency

    All balance sheet accounts of foreign subsidiaries transacting business in currencies other than the Company's functional currency are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss).

  Financial Instruments and Concentrations of Market or Credit Risk

    Financial instruments that potentially subject the Company to concentrations of market or credit risk consist principally of trade receivables. While the Company's trade receivables are diverse based on the number of entities and geographic regions, the majority are in the aviation/aerospace industry. The Company performs evaluations of customers' financial condition prior to extending credit privileges and performs ongoing credit evaluations of payment experience, current financial condition and risk analysis. The Company typically requires collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions other than on normal trade terms.

    SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The carrying value of long-term debt bearing a variable interest rate approximates fair market value.

    Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  Inventories

    Inventories are valued at the lower of cost or market. Cost is determined by either the specific identification, average cost or first-in, first-out method.

    The following is a summary of inventories:

	May 31,
	2001	2000
Raw materials and parts	$55,851	$51,180
Work-in-process	20,208	19,121
Purchased aircraft, parts, engines and components held for sale	187,040	205,516

	$263,099	$275,817

    During the fourth quarter fiscal 2001, the Company recorded a $5,400 provision to reduce the value of certain inventory previously used to support a major program customer to net realizable value.

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

    Repair and maintenance expenditures are expensed as incurred. Upon sale or disposal, cost and accumulated depreciation are removed from the accounts, and related gains and losses are included in results of operations.

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

  Cost in Excess of Underlying Net Assets of Acquired Companies

    The cost in excess of underlying net assets of acquired companies is being amortized over a period of 40 years. The increase in cost in excess of underlying net assets of acquired companies at May 31, 2001 is attributable to the acquisition of Hermetic during fiscal 2001. Amortization expense was $1,249, $1,213 and $802 in fiscal 2001, 2000 and 1999, respectively. Accumulated amortization is $7,437 and $6,188 at May 31, 2001 and 2000, respectively. See New Accounting Standards section of this note for a description of SFAS No. 142, which will result in no amortization of goodwill after fiscal 2001. The Company evaluates the existence of impairment on the basis of whether the cost in excess of underlying net assets of acquired companies is fully recoverable from projected, undiscounted net cash flows.

  Income Taxes

    Income taxes are determined in accordance with SFAS No. 109.

    The benefits of investment tax credits are recognized for financial reporting purposes under the deferral method of accounting for leveraged leases. The investment tax credits are recognized in the year earned for income tax purposes.

  Statements of Cash Flows

    Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2001	2000	1999
Interest paid	$21,700	$22,800	$18,800
Income taxes paid	3,200	11,300	4,400
Income tax refunds and interest received	6,900	500	900

  Use of Estimates

    Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

  Reclassification

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

2.  Financing Arrangements

    Short-term borrowing activity was as follows:

	For the Year Ended May 31,
	2001	2000	1999
Maximum amount borrowed	$110,500	$127,600	$92,300
Average daily borrowings	71,917	94,881	45,455
Average interest rate during the year	6.7%	5.9%	5.4%

    At May 31, 2001, aggregate unsecured bank credit arrangements were $127,700. Of this amount, $125,000 was available under revolving credit and term loan agreements with domestic banks and $2,700 was available under credit agreements with foreign banks. There are no compensating balance requirements in connection with domestic or foreign lines of credit.

    The Company may borrow a maximum of $125,000 ($100,000 available through February 9, 2003 and $25,000 available through April 10, 2002) under revolving credit and term loan agreements with domestic banks. Certain revolving credit borrowings may, at the Company's option, be converted to term loans payable in equal quarterly installments over five years. Interest on amounts borrowed under the credit facilities is LIBOR based. Borrowings outstanding under these agreements at May 31, 2001 were $0. There are no compensating balance requirements on any of the committed lines, but the Company is required to pay a commitment fee. There are no restrictions on the withdrawal or use of these funds.

    Long-term debt was as follows:

	May 31,
	2001	2000
Notes payable due November 1, 2001 with interest of 9.5% payable semi-annually on May 1 and November 1	$65,000	$65,000
Notes payable due October 15, 2003 with interest of 7.25% payable semi-annually on April 15 and October 15	50,000	50,000
Notes payable due December 15, 2007 with interest of 6.875% payable semi-annually on June 15 and December 15	60,000	60,000
Other, primarily industrial revenue bonds (secured by trust indentures on property, plant and equipment) with weighted average interest of approximately 3.25% to 6.5% at May 31, 2001	5,397	5,876

	180,397	180,876
Current maturities	(410)	(429)

	$179,987	$180,447

    The Company is subject to a number of covenants under the revolving credit and term loan agreements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of the Company's shares and other matters. The Company is in compliance with all restrictive financial provisions of the agreements. At May 31, 2001, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares was approximately $27,783. Effective June 1, 2001, unrestricted consolidated retained earnings increased to $37,049 due to inclusion of 50% of the consolidated net income of the Company for fiscal 2001. The aggregate amount of long-term debt maturing during each of the next five fiscal years is $65,410 in 2002, $394 in 2003, $51,406 in 2004, $284 in 2005 and $289 in 2006. The Company's long-term debt was estimated to have a fair value of approximately $180,285 at May 31, 2001 and was based on estimates using discounted future cash flows at an assumed rate for borrowings currently prevailing in the marketplace for similar instruments.

    On June 7, 2001, the Company completed a $75,000 private placement of long-term debt, including $55,000 of ten-year notes at 8.39% due May 15, 2011 and $20,000 of seven-year notes at 7.98% due May 15, 2008.

3.  Income Taxes

    The provision for income taxes included the following components:

	For the Year Ended May 31,
	2001	2000	1999
Current
Federal	$1,580	$4,070	$6,045
State	421	723	1,100

	2,001	4,793	7,145
Deferred	(312)	9,570	10,970

	$1,689	$14,363	$18,115

    The deferred tax provisions (benefits) result primarily from differences between financial reporting and tax income arising from depreciation and leveraged leases.

    Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition for transactions between financial reporting and income tax purposes and consist of the following components:

	May 31,
	2001	2000
Deferred tax liabilities attributable to:
Depreciation	$34,863	$28,710
Leveraged leases	21,200	27,120
Other	630	630

Total deferred tax liabilities	$56,693	$56,460

Deferred tax assets-current attributable to:
Inventory costs	$4,810	$3,160
Employee benefits	100	2,980
Alternative minimum tax	3,100	1,090
Other	5	240

Total deferred tax assets-current	$8,015	$7,470

Deferred tax assets-noncurrent attributable to:
Postretirement benefits	$1,630	$440

Total deferred tax assets-noncurrent	$1,630	$440

Total deferred tax assets	$9,645	$7,910

Net deferred tax liabilities	$47,048	$48,550

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

    The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate of 35% for fiscal 2001, 2000 and 1999, for the following reasons:

	For the Year Ended May 31,
	2001	2000	1999
Provision for income taxes at the Federal statutory rate	$7,080	$17,330	$20,925
Tax benefits on exempt earnings from export sales	(2,700)	(3,815)	(3,690)
State income taxes, net of Federal benefit and refunds	670	900	900
Non-deductible portion of goodwill amortization	300	298	280
Reduction in income tax liabilities	(3,300)	—	—
Other, net	(361)	(350)	(300)

Provision for income taxes as reported	$1,689	$14,363	$18,115

Effective income tax rate	8.4%	29.0%	30.3%

    The fiscal 2001 provision for income taxes includes a reduction in income tax expense of $3,300. This adjustment represents the reversal of Federal and state income tax liabilities for years prior to fiscal 1998, now closed to assessments.

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

    The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Options Granted In Fiscal Year
	2001	2000	1999
Risk-free interest rate	4.93%	6.57%	5.74%
Expected volatility of common stock	44.8%	38.7%	31.6%
Dividend yield	1.8%	1.6%	1.8%
Expected option term in years	4.0	4.0	4.0

    The fair value weighted average per share of stock options granted during fiscal 2001, 2000 and 1999 was $4.43, $7.81 and $5.20, respectively. Had compensation cost for stock options awarded under the plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

		For the Year Ended May 31,
		2001	2000	1999
Net income:	As reported	$18,531	$35,163	$41,671
	Pro forma	16,001	33,097	40,403
Earnings per share — basic:	As reported	$.69	$1.30	$1.51
	Pro forma	$.59	$1.22	$1.47
Earnings per share — diluted:	As reported	$.69	$1.28	$1.49
	Pro forma	$.59	$1.21	$1.44

    A summary of changes in stock options (in thousands) granted to officers, key employees and nonemployee directors under stock option plans for the three years ended May 31, 2001 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 31, 1998 (785 exercisable)	2,484	$16.54
Granted	827	19.41
Exercised	(71)	11.95
Surrendered/expired/cancelled	(64)	18.53

Outstanding, May 31, 1999 (1,148 exercisable)	3,176	17.36
Granted	519	22.48
Exercised	(105)	12.40
Surrendered/expired/cancelled	(164)	20.05

Outstanding, May 31, 2000 (1,508 exercisable)	3,426	18.16
Granted	946	12.32
Exercised	(140)	8.83
Surrendered/expired/cancelled	(164)	18.36

Outstanding, May 31, 2001 (2,355 exercisable)	4,068	$16.79

    The following table provides additional information regarding options (in thousands) outstanding as of May 31, 2001:

Option Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life of Options (Years)	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$6.13 - 12.25	843	6.7	503	$10.25
$12.26 - 18.38	1,763	6.7	877	15.53
$18.39 - 24.50	1,382	6.9	901	23.20
$24.51 - 30.63	80	3.9	74	27.27

	4,068	6.7	2,355	$17.70

    The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restricted periods. The number of shares and the restricted period, which varies from three to ten years, are determined by the Compensation Committee of the Board of Directors. At the date of grant, the market value of the award (based on the New York Stock Exchange closing price) is recorded in common stock and capital surplus; an offsetting amount is recorded as a component of stockholders' equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. The expense relating to outstanding restricted stock awards was $1,055, $1,354 and $1,667 in fiscal 2001, 2000 and 1999, respectively.

    The AAR CORP. Employee Stock Purchase Plan is open to employees of the Company (other than officers, directors or participants in other stock option plans of the Company) and permits employees to purchase common stock in periodic offerings through payroll deductions.

    The numbers of options and awards outstanding and available for grant or issuance for each of the Company's stock plans are as follows:

	May 31, 2001
	Outstanding	Available	Total
Stock Benefit Plan (officers, directors and key employees)	4,364	1,069	5,433
Employee Stock Purchase Plan	—	144	144

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

In the event that an Acquiring Person acquires 15% or more of the common stock, or if the Company is the surviving corporation in a merger involving an Acquiring Person or if the Acquiring Person engages in certain types of self-dealing transactions, each Right entitles the holder to purchase, for $83.33 per share (or the then-current exercise price), shares of the Company's common stock having a market value of $166.66 (or two times the exercise price), subject to certain exceptions. Similarly, if the Company is acquired in a merger or other business combination or 50% or more of its assets or earning power is sold, each Right entitles the holder to purchase at the then-current exercise price that number of shares of common stock of the surviving corporation having a market value of two times the exercise price. The Rights do not entitle the holder thereof to vote or to receive dividends. The Rights will expire on August 6, 2007, and may be redeemed by the Company for $.01 per Right under certain circumstances.

    On September 21, 1990, the Board of Directors authorized the Company to purchase up to 1,500 shares (adjusted for the three-for-two stock split) of the Company's common stock on the open market or through privately negotiated transactions. On October 13, 1999, the Board of Directors authorized the Company to purchase up to 1,500 additional shares of the Company's common stock. As of May 31, 2001, the Company had purchased 1,720 shares of its common stock on the open market under these programs at an average price of $14.09 per share.

5.  Earnings Per Share

    The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares outstanding during the year plus, when their effect is dilutive, potentially issuable common stock consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2001.

	For the Year Ended May 31,
	2001	2000	1999
Basic EPS:
Net income	$18,531	$35,163	$41,671
Average common shares outstanding	26,913	27,103	27,549
Earnings per share — basic	$.69	$1.30	$1.51

Diluted EPS:
Net income	$18,531	$35,163	$41,671
Average common shares outstanding	26,913	27,103	27,549
Additional shares due to hypothetical exercise of stock options	72	312	457

Average common shares outstanding-diluted	26,985	27,415	28,006
Earnings per share — diluted	$.69	$1.28	$1.49

6.  Employee Benefit Plans

    The Company has defined contribution or defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

  Defined Benefit Plans

    Prior to January 1, 2000, the pension plan for domestic salaried employees had benefit formulas primarily based on years of service and compensation. Effective January 1, 2000, the Company converted its existing defined benefit plan for substantially all domestic salaried employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The pension benefit for hourly employees is generally based on a fixed amount per year of service. The Company follows the provisions of SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 132 "Employer's Disclosures about Pension and Other Postretirement Benefits" for all pension and postretirement plans.

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

    The Company provides its outside directors with benefits upon retirement on or after age 65 provided they have completed at least five years of service as a director. Benefits are paid quarterly in cash in an amount equal to 25.0% of the annual retainer fee payable by the Company to active outside directors. Payment of benefits commences upon retirement and continues for a period equal to the total number of years of the retired director's service as a director to a maximum of ten years, or death, whichever occurs first. In the fourth quarter of fiscal 2001, the Company terminated this plan for any new members of the Board of Directors elected after May 31, 2001.

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

	May 31,
	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$59,268	$52,516
Service cost	2,867	2,785
Interest cost	4,411	4,035
Plan participants' contributions	218	220
Amendments	887	3,564
Net actuarial (gain) loss	1,011	(1,874)
Benefits paid	(3,827)	(1,978)

Benefit obligation at end of year	$64,835	$59,268

Change in plan assets:
Fair value of plan assets at beginning of year	$46,349	$44,096
Actual return on plan assets	391	2,369
Employer contributions	5,918	1,642
Plan participants' contributions	218	220
Benefits paid	(3,827)	(1,978)

Fair value of plan assets at end of year	$49,049	$46,349

Funded status	$(15,786)	$(12,919)
Unrecognized actuarial losses	10,745	5,916
Unrecognized prior service cost	5,292	4,890
Unrecognized transitional obligation	325	418

Prepaid pension costs	$576	$(1,695)

    The projected benefit obligation for domestic plans is determined using an assumed weighted average discount rate of 7.75% at May 31, 2001 and 8.25% at May 31, 2000, and an assumed average compensation increase of 4.5%. The expected long-term rate of return on assets is 10.0% for fiscal 2001 and 2000. The unrecognized actuarial losses, prior service cost and transition obligation are amortized on a straight-line basis over the estimated average future service period.

    The projected benefit obligation for nondomestic plans is determined using an assumed weighted average discount rate of 6.0% at May 31, 2001 and 6.5% at May 31, 2000, and an assumed average compensation increase of 4.0%. The expected long-term rate of return on assets is 6.5% for fiscal 2001 and 2000.

    Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2001	2000	1999
Service cost	$2,867	$2,785	$2,426
Interest cost	4,411	4,035	3,476
Expected return on plan assets	(4,275)	(3,881)	(3,560)
Amortization of prior service cost	485	266	235
Recognized net actuarial loss	24	460	398
Transitional obligation	89	91	92

	$3,601	$3,756	$3,067

  Defined Contribution Plan

    The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 15.0% of their pretax compensation, subject to applicable regulatory limits. The Company may make matching contributions up to 6.0% of compensation. Participants vest on a pro-rata basis in Company contributions during the first three years of employment. Expense charged to results of operations was $1,550, $1,634 and $1,491 in fiscal 2001, 2000 and 1999, respectively.

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

    Postretirement benefit cost for the years ended May 31, 2001, 2000 and 1999 included the following components:

	2001	2000	1999
Service cost	$—	$—	$—
Interest cost	105	104	96
Amortization of prior service cost	16	16	16

	$121	$120	$112

    The funded status of the plans at May 31, 2001 and 2000 was as follows:

	2001	2000
Change in benefit obligations:
Benefit obligations at beginning of year	$1,357	$1,463
Interest cost	105	104
Benefits paid	(170)	(153)
Unrecognized actuarial (gain) loss	45	(57)
Plan participants' contributions	—	—

Benefit obligation at end of year	$1,337	$1,357

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	170	153
Benefits paid	(170)	(153)
Plan participants' contributions	—	—

Fair value of plan assets at end of year	$—	$—

Funded status	$(1,337)	$(1,357)
Unrecognized actuarial gains	(7)	(3)
Unrecognized prior service cost	144	160

Accrued postretirement costs	$(1,200)	$(1,200)

    The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.75% at May 31, 2001 and 8.25% at May 31, 2000. The assumed rate of future increases in healthcare costs was 6.8% and 7.5% in fiscal 2001 and 2000, respectively, declining to 5.25% by the year 2004 and remaining at that rate thereafter. A one percent increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $49 as of May 31, 2001 and would not result in a significant change to the annual postretirement benefit expense.

7.  Commitments and Contingencies

    The Company leases certain facilities and equipment under agreements which are accounted for as operating leases that expire at various dates through 2011. The Company also leases certain aviation equipment which are accounted for as operating leases. The terms of these arrangements are one to five years with options to renew annually at the election of the Company. If the Company elects to not renew a lease, the Company is required to purchase the aviation equipment at its stipulated lease value. The Company may also sublease the aviation equipment to a customer on a short- or long-term basis. Future minimum payments and sublease income under leases with initial or remaining terms of one year or more at May 31, 2001 are as follows:

	Future Minimum Payments
Year	Facilities and Equipment	Aviation Equipment	Sublease Income
2002	$5,020	$2,319	$2,220
2003	3,919	2,319	2,220
2004	3,307	2,319	2,220
2005	2,719	1,159	2,220
2006 and thereafter	1,255	18,146	2,035

    Rental expense during the past three fiscal years was as follows:

	2001	2000	1999
Facilities and Equipment	$8,484	$9,663	$8,339
Aviation Equipment	10,199	8,344	4,242

    The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2001 was approximately $27,600.

    The Company is involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

8.  Investment in Leveraged Leases

    From time to time, the Company acquires aircraft under leases that qualify for leveraged lease accounting treatment. Typically, these are long-term leases of late-model aircraft operated by major carriers where the Company is an equity participant of at least 20% and there is a third-party provider of nonrecourse debt of the remaining equipment cost.

    During the lease term the Company is required, in accordance with SFAS No. 13, to adjust the elements of the investment in leveraged leases to reflect changes in important economic assumptions,

such as the renegotiation of the interest rate on the nonrecourse debt or changes in income tax rates. The Company's net investment in leveraged leases is comprised of the following elements:

	May 31,
	2001	2000
Rentals receivable (net of principal and interest on the nonrecourse debt)	$13,415	$15,488
Estimated residual value of leased assets	26,615	32,952
Unearned and deferred income	(11,315)	(13,953)

	28,715	34,487
Deferred taxes	(21,200)	(27,120)

Net investment in leveraged leases	$7,515	$7,367

    Pretax income from leveraged leases was $2,640, $695 and $702 in fiscal 2001, 2000 and 1999, respectively.

9.  Other Noncurrent Assets

    At May 31, 2001 and 2000, other noncurrent assets consisted of the following:

	May 31,
	2001	2000
Investment in joint ventures	$3,784	$22,811
Notes receivable	6,353	7,822
Cash surrender value of life insurance	3,538	2,719
Debt issuance costs	609	818
Other	18,717	9,210

	$33,001	$43,380

10.  Acquisitions

    On September 29, 2000, the Company acquired substantially all the assets and assumed certain liabilities of Hermetic, an aircraft component support company providing repair and distribution services to the North American aftermarket primarily on behalf of European aircraft component manufacturers. The purchase price of $16,442 was paid with a cash payment of $3,200 and a note of $13,242 that was due and paid on June 1, 2001. The transaction was recorded under the purchase method of accounting. The Company has included in its consolidated financial statements the results of Hermetic since the date of acquisition.

    On October 19, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Tempco Hydraulics Inc. (Tempco), a regional aircraft landing gear repair and overhaul business. The purchase price was approximately $7,500. The transaction was recorded under the purchase method of accounting. The Company has included in its consolidated financial statements the results of operations of Tempco since the date of acquisition.

    Had the acquisitions occurred as of the beginning of the respective years, the Company's results of operations would not have been materially different.

11.  Business Segment Information

  Segment Reporting

    The Company is a leading provider of value-added products and services to the global aviation/aerospace industry. The Company's three reportable business segments are Aircraft and Engines, Airframe and Accessories and Manufacturing.

    Revenues in the Aircraft and Engines segment are derived from the sale and lease of used commercial aircraft and from the sale and lease of a wide variety of new, overhauled and repaired commercial aircraft engines and engine products, including spare engines and engine parts and accessories. Revenues in the Aircraft and Engines segment are also derived from the overhaul and repair of a wide range of commercial aircraft engine parts and components, as well as the overhaul and supply of parts to industrial gas and steam turbine operators.

    Revenues in the Airframe and Accessories segment are derived from the sale and lease of new, overhauled and repaired airframe parts and accessories and from the overhaul and repair of a wide variety of airframe and accessory parts and components.

    Revenues in the Manufacturing segment are derived from the manufacture and sale of in-plane cargo loading and handling systems, advanced composite materials, and a wide array of containers, pallets and shelters.

    The accounting policies of the reportable segments are the same as those described in Note 1. The chief decision making officer of the Company evaluates performance based on the reportable segments. The expenses and assets related to corporate activities are not allocated to the reportable segments.

    Selected financial information for each reportable segment is as follows:

	For the Year Ended May 31,
	2001	2000	1999
Net Sales, including pass through sales:
Aircraft and Engines	$357,788	$507,093	$548,671
Airframe and Accessories	419,313	397,307	376,356
Manufacturing	97,154	119,933	125,581

	$874,255	$1,024,333	$1,050,608

	For the Year Ended May 31,
	2001	2000	1999
Gross Profit:
Aircraft and Engines	$51,297	$84,586	$91,335
Airframe and Accessories	72,497	69,607	63,833
Manufacturing	12,673	18,660	18,091

	$136,467	$172,853	$173,259

	May 31,
	2001	2000	1999
Total Assets:
Aircraft and Engines	$249,937	$309,215	$308,064
Airframe and Accessories	301,012	291,838	264,891
Manufacturing	84,041	84,811	83,812
Corporate	66,864	52,113	66,251

	$701,854	$737,977	$723,018

	For the Year Ended May 31,
	2001	2000	1999
Capital Expenditures:
Aircraft and Engines	$1,261	$2,976	$7,623
Airframe and Accessories	6,488	10,844	13,369
Manufacturing	2,554	2,761	6,268
Corporate	2,831	5,763	8,871

	$13,134	$22,344	$36,131

	For the Year Ended May 31,
	2001	2000	1999
Depreciation and Amortization:
Aircraft and Engines	$3,268	$3,526	$2,916
Airframe and Accessories	6,557	6,106	5,146
Manufacturing	4,082	3,747	3,455
Corporate	4,670	4,994	5,546

	$18,577	$18,373	$17,063

    Sales to the U.S. Government, its agencies and its contractors were approximately $139,072 (15.9% of total sales), $132,048 (12.9% of total sales) and $98,954 (9.4% of total sales) in fiscal 2001, 2000 and 1999, respectively. Sales to the Company's largest customer, excluding pass through sales, were $57,400 and $114,000 during fiscal 2001 and 2000, respectively. Including pass through sales, sales to the largest customer were $78,000 and $180,800 during fiscal 2001 and 2000, respectively.

  Geographic Data

	May 31,
	2001	2000
Long-Lived Assets:
United States	$208,973	$220,784
Europe	6,953	5,812
Other	72	114

	$215,998	$226,710

    Export sales from the Company's U.S. operations to unaffiliated customers, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $213,864 (24.5% of total sales), $184,718 (18.0% of total sales) and $209,712 (20.0% of total sales) in fiscal 2001, 2000 and 1999, respectively.

12.  Selected Quarterly Data (Unaudited)

    The unaudited selected quarterly data for fiscal years ended May 31, 2001 and 2000 follows. The sales amounts include pass through sales.

Fiscal 2001
Quarter	Sales	Gross Profit	Net Income	Diluted Earnings Per Share
First	$241,770	$34,415	$3,159	$.12
Second	211,335	35,337	4,278.16
Third	200,071	35,746	5,388.20
Fourth	221,079	30,969	5,706.21

	$874,255	$136,467	$18,531	$.69

Fiscal 2000
Quarter	Sales	Gross Profit	Net Income	Diluted Earnings Per Share
First	$266,683	$44,190	$10,831	$.39
Second	260,240	45,728	10,906.40
Third	272,331	45,074	10,955.40
Fourth	225,079	37,861	2,471.09

	$1,024,333	$172,853	$35,163	$1.28

13.  Allowance for Doubtful Accounts

	May 31,
	2001	2000	1999
Balance, beginning of year	$10,080	$4,830	$3,157
Provision charged to operations	2,141	5,470	2,902
Deductions for accounts written off, net of recoveries	(1,205)	(220)	(1,229)

Balance, end of year	$11,016	$10,080	$4,830

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption "Board of Directors" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

    The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in Part I, Item 4 above.

    The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information contained under the captions "Executive Compensation and Other Information" (but excluding the following sections thereof: "Compensation Committee's Report on Executive Compensation" and "Stockholder Return Performance Graph"); "Employment and Other Agreements" and "Directors' Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Disclosures

Page
Independent Auditors' Report, KPMG LLP	14
Financial Statements — AAR CORP. and Subsidiaries:
Consolidated statements of income for the three years ended May 31, 2001	15
Consolidated balance sheets as of May 31, 2001 and 2000	16-17
Consolidated statements of stockholders' equity for the three years ended May 31, 2001	18
Consolidated statements of cash flows for the three years ended May 31, 2001	19
Notes to consolidated financial statements	20-40
Selected quarterly data (unaudited) for the years ended May 31, 2001 and 2000 (Note 12 to consolidated financial statements)	40
Financial data schedule for the twelve-month period ended May 31, 2001 See Exhibit Index

Exhibits

    The Exhibits filed as a part of this report are set forth in the Exhibit Index contained elsewhere herein. Each of the material contracts identified as Exhibits 10.1 through 10.13 is a management contract or compensatory plan or arrangement.

Reports on Form 8-K

    The Company filed no reports on Form 8-K during the three-month period ended May 31, 2001.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AAR CORP. (Registrant)
Date: August 24, 2001	By:	/s/ DAVID P. STORCH David P. Storch President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ IRA A. EICHNER Ira A. Eichner	Chairman of the Board Director	August 24, 2001
/s/ DAVID P. STORCH David P. Storch	President and Chief Executive Officer; Director (Principal Executive Officer)	August 24, 2001
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	Vice President and Chief Financial Officer (Principal Financial Officer)	August 24, 2001
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President — Controller (Principal Accounting Officer)	August 24, 2001
/s/ A. ROBERT ABBOUD A. Robert Abboud	Director	August 24, 2001
/s/ HOWARD B. BERNICK Howard B. Bernick	Director	August 24, 2001
/s/ JAMES G. BROCKSMITH, JR James G. Brocksmith, Jr	Director	August 24, 2001
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	August 24, 2001
/s/ JOEL D. SPUNGIN Joel D. Spungin	Director	August 24, 2001
/s/ LEE B. STERN Lee B. Stern	Director	August 24, 2001
/s/ RICHARD D. TABERY Richard D. Tabery	Director	August 24, 2001

EXHIBIT INDEX

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation[1]; Amendments thereto dated November 3, 1987[2], October 19, 1988[2], October 16, 1989[24] and November 3, 1999.[25]
		3.2	By-Laws, as amended.[2] Amendment thereto dated April 12, 1994[12], January 13, 1997[22], July 16, 1992[24] and April 11, 2000.[26]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation and Amendments (see Exhibit 3.1).
		4.2	By-Laws, as amended (See Exhibit 3.2).
		4.3	Credit Agreement dated September 9, 1996, between the Registrant and the Bank of America, Illinois.[15]
		4.4	Rights Agreement between the Registrant and the First National Bank of Chicago dated July 8, 1997.[17]
		4.5	Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[5] First Supplemental Indenture thereto dated August 26, 1991;[6] Second Supplemental Indenture thereto dated December 10, 1997.[18]
		4.6	Officers' certificates relating to debt securities dated October 24, 1989[10] and October 12, 1993.[10]
		4.7	Second Amended and Restated Credit Agreement dated February 10, 1998, between the Registrant and The First National Bank of Chicago.[19]
		4.8	Credit Agreement dated November 1, 1997 between the Registrant and The Northern Trust Company.[20] Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
		4.9	Revolving Loan Agreement dated April 11, 2001 between Registrant and LaSalle Bank National Association (filed herewith).
		4.10	Note Purchase Agreement dated May 1, 2001 between Registrant and various purchasers, relating to the issuance of debt securities to institutional investors (filed herewith).
10.	Material Contracts	10.1	AAR CORP. Stock Benefit Plan,[11] Amendments thereto dated July 29, 1996, January 2, 1997,[15] May 6, 1997,[21] and March 20, 1998,[19] December 16, 1998, [23] October 14, 1999[25] and October 11, 2000 (filed herewith).

		10.2	Death Benefit Agreement dated August 24, 1984 between the Registrant and Ira A. Eichner,[8] Amendments thereto dated August 12, 1988[4], May 25, 1990[24] and October 9, 1996, [24] and his agreement to terminate such Death Benefit Agreement dated May 30, 1999.[24]
		10.3	Further Restated and Amended Employment Agreement dated August 1, 1985 between the Registrant and Ira A. Eichner,[3] Amendments thereto dated August 12, 1988,[4] May 25, 1990, [16] July 13, 1994,[16] October 9, 1996[21] and October 31, 1997.[21]
		10.4	Trust Agreement dated August 12, 1988 between the Registrant and Ira A. Eichner[4] and amendments thereto dated May 25, 1990[16], February 4, 1994[12], October 9, 1996[24] and May 31, 1999.[24]
		10.5	AAR CORP Directors' Retirement Plan, dated April 14, 1992,[9] amended May 26, 2000[26] and April 10, 2001 (filed herewith).
		10.6	AAR CORP. Amended and Restated Supplemental Key Employee Retirement Plan, dated May 4, 2000[26] and amended April 10, 2001 (filed herewith).
		10.7	Amended and Restated Employment Agreement dated July 14, 1998 between the Registrant and David P. Storch.[26]
		10.8	Amended and Restated Severance and Change in Control agreement dated April 11, 2000 between the Registrant and Philip C. Slapke.[26]
		10.9	Amended and Restated Severance and Change in Control agreement dated April 11, 2000 between the Registrant and Howard A. Pulsifer.[26]
		10.10	Amended and Restated Severance and Change in Control agreement dated August 1, 2000 between the Registrant and Michael J. Sharp (filed herewith).
		10.11	Employment and Severance and Change in Control agreement dated June 1, 2001 between the Registrant and Joseph M. Gullion (filed herewith).
		10.12	Amended and Restated Severance and Change in Control agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko.[26]
		10.13	Amended and Restated AAR CORP. Nonemployee Directors' Deferred Compensation Plan, dated April 8, 1997, amended May 26, 2000.[26]
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of KPMG LLP (filed herewith).

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

23
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998.

24
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

25
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.

26
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS (Dollars in thousands)
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Dollars in thousands, except per share amounts)
  ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share amounts)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Financial Statements and Financial Statement Disclosures
Signatures
EXHIBIT INDEX