Form 10-Q
period 2001-08-31
AAR CORP
filed 2001-10-15
CIK 1750

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended August 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each on the issuer's classes of common stock, as of the latest practicable date.

$1.00 par value, 26,957,745 shares outstanding as of August 31, 2001.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q
August 31, 2001

Table of Contents

		Page
Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Cash Flows	5
	Condensed Consolidated Statements of Comprehensive Income	6
	Notes to Condensed Consolidated Financial Statements	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12
Part II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
	Exhibits	13
	Reports on Form 8-K	13
Signature Page		14

PART I, ITEM 1—FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of August 31, 2001 and May 31, 2001
(In thousands)

	August 31, 2001	May 31, 2001
	(Unaudited)	(Derived from audited financial statements)
ASSETS
Current assets:
Cash and cash equivalents	$42,810	$13,809
Accounts receivable, less allowances of $11,359 and $11,016, respectively	110,641	115,187
Inventories	274,387	263,099
Equipment on or available for short-term leases	66,296	57,491
Deferred tax assets, deposits and other	45,971	36,270

Total current assets	540,105	485,856

Property, plant and equipment, net	108,074	108,907

Other assets:
Investments in leveraged leases	28,805	28,715
Cost in excess of underlying net assets of acquired companies, net	45,394	45,375
Other	36,125	33,001

	110,324	107,091

	$758,503	$701,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$65,396	$410
Notes payable	—	13,242
Accounts and trade notes payable	69,560	73,975
Accrued liabilities	36,680	35,706
Accrued taxes on income	762	2,059

Total current liabilities	172,398	125,392
Long-term debt, less current maturities	189,920	179,987
Deferred tax liabilities	54,838	55,063
Retirement benefit obligation	1,200	1,200

	245,958	236,250

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 29,462 and 29,371 shares, respectively	29,462	29,371
Capital surplus	149,214	148,316
Retained earnings	218,044	219,848
Treasury stock, 2,504 and 2,434 shares at cost, respectively	(40,217)	(39,041)
Unearned restricted stock awards	(2,269)	(2,499)
Accumulated other comprehensive income (loss)
Cumulative translation adjustments	(11,035)	(12,731)
Minimum pension liability	(3,052)	(3,052)

	340,147	340,212

	$758,503	$701,854

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended August 31, 2001 and 2000
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31,
	2001	2000
Sales:
Sales from products and leasing	$180,392	$200,810
Sales from services	22,601	24,078
Pass through sales	—	16,882

	202,993	241,770
Costs and operating expenses:
Cost of products and leasing	155,814	171,199
Cost of services	18,039	19,274
Cost of pass through sales	—	16,882
Selling, general and administrative and other	23,695	24,544

	197,548	231,899
Operating income	5,445	9,871
Interest expense	(5,544)	(5,988)
Interest income	747	506

Income before provision for income taxes	648	4,389
Provision for income taxes	162	1,230

Net income	$486	$3,159

Earnings per share of common stock — Basic	$.02	$.12
Earnings per share of common stock — Diluted	$.02	$.12
Weighted average common shares outstanding — Basic	26,945	26,859
Weighted average common shares outstanding — Diluted	27,209	26,962
Dividends declared and paid per share of common stock	$.085	$.085

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended August 31, 2001 and 2000
(Unaudited)
(In thousands)

	Three Months Ended August 31,
	2001	2000
Cash flows from operating activities:
Net income	$486	$3,159
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	4,459	4,694
Deferred taxes	598	2,346
Change in certain assets and liabilities, excluding effects of acquired businesses:
Accounts receivable	3,104	1,794
Inventories	(10,810)	255
Equipment on or available for short-term leases	(8,405)	(8,515)
Accounts and trade notes payable	(4,732)	(13,790)
Accrued liabilities and taxes on income	(481)	(3,164)
Other, primarily prepaids	(10,350)	5,478

Net cash used in operating activities	(26,131)	(7,743)

Cash flows from investing activities:
Property, plant and equipment expenditures, net	(3,000)	(2,986)
Deferred payment on acquisition	(13,251)	—
Investment in equipment on long-term leases and leveraged leases	(90)	(1,861)
Investment in joint ventures and other	(1,083)	(7,449)

Net cash used in investing activities	(17,424)	(12,296)

Cash flows from financing activities:
Proceeds from long term debt and bank loans	75,000	21,837
Reduction in borrowings	(81)	(80)
Cash dividends	(2,290)	(2,283)
Other	(114)	11

Net cash provided from financing activities	72,515	19,485

Effect of exchange rate changes on cash	41	(18)

Increase (decrease) in cash and cash equivalents	29,001	(572)
Cash and cash equivalents, beginning of period	13,809	1,241

Cash and cash equivalents, end of period	$42,810	$669

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended August 31, 2001 and 2000
(Unaudited)
(In thousands)

	Three Months Ended August 31,
	2001	2000
Net income	$486	$3,159
Other comprehensive income (loss)-
Foreign currency translation	1,696	(993)

Total comprehensive income	$2,182	$2,166

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2001
(In thousands)

Note A—Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of AAR CORP. (the Company) and its subsidiaries after elimination of intercompany accounts and transactions.

    These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of May 31, 2001 has been derived from audited financial statements. To prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in comprehensive financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

    In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2001 and the condensed consolidated results of operations, cash flows and comprehensive income for the three-month periods ended August 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full years.

Note B—New Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" effective for business combinations after June 30, 2001 and SFAS No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. Early adoption of SFAS No. 142 is permitted for companies with a fiscal year beginning after March 2001, provided that the first quarter financial statements have not previously been issued. The Company adopted these statements in the first quarter of fiscal 2002. As a result of adoption of SFAS No. 142, the Company did not record goodwill amortization in the first quarter of fiscal 2002. Goodwill amortization in the first quarter of fiscal 2001 was $278. Had such amortization not been recorded, net income would have been $3,407 in the first quarter of fiscal 2001.

Note C—Revenue Recognition

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

Note D—Inventory

    The following is a summary of inventories:

	August 31, 2001	May 31, 2001
Raw materials and parts	$57,861	$55,851
Work-in-process	21,205	20,208
Purchased aircraft, parts, engines and components held for sale	195,321	187,040

	$274,387	$263,099

Note E—Supplemental Cash Flows Information

    Supplemental information on cash flows:

	Three Months Ended August 31,
	2001	2000
Interest paid	$2,622	$4,651
Income taxes paid	701	906
Income tax refunds received	59	6,018

Note F—Common Stock and Earnings Per Share of Common Stock

    The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2001 and 2000.

	Three Months Ended August 31,
	2001	2000
Basic EPS
Net income	$486	$3,159
Weighted average common shares outstanding	26,945	26,859

Earnings per share—Basic	$0.02	$0.12

Diluted EPS
Net income	$486	$3,159
Weighted average common shares outstanding	26,945	26,859
Additional shares due to hypothetical exercise of stock options	264	103

Average common shares outstanding—diluted	27,209	26,962

Earnings per share—Diluted	$0.02	$0.12

Note G—Long Term Debt

    On June 7, 2001, the Company completed a $75,000 private placement of long-term debt, including $55,000 of ten-year notes at 8.39% due May 15, 2011 and $20,000 of seven-year notes at 7.98% due

May 15, 2008. The Company's $65,000 of 9.5% notes are due November 1, 2001 and have been classified as current maturities of long-term debt.

Note H—Segment Reporting

    The Company is a leading provider of value-added products and services to the global aviation/aerospace industry. In the first quarter of fiscal 2002, the Company changed its reporting segments to reflect changes in the chief decision making officer's approach to evaluating performance. Previously, the Company reported in three segments, Aircraft and Engines, Airframe and Accessories, and Manufacturing. The Company now reports its activities in four segments: Inventory and Logistic Services; Maintenance Repair and Overhaul; Manufacturing and Aircraft and Engine Sales and Leasing.

    Revenues in the Inventory and Logistic Services segment are derived from the sale of a wide variety of new, overhauled and repaired engine and airframe parts and accessories to the commercial, military, general and business aviation markets.

    Revenues in the Maintenance, Repair and Overhaul segment are derived from the repair and overhaul of a wide range of commercial and military aircraft engine and airframe parts and accessories; repair and overhaul of a wide variety of airframes and the repair and overhaul of parts to industrial gas and steam turbine operators.

    Revenues in the Manufacturing segment are derived from the manufacture and sale of in-plane cargo loading and handling systems, advanced composite materials and a wide array of containers, pallets and shelters.

    Revenues in the Aircraft and Engine Sales and Leasing segment are derived from the sale and lease of used commercial aircraft and new, overhauled and repaired commercial aircraft engines.

    The accounting policies for the segments are the same as those for the Company. The chief decision making officer of the Company evaluates performance based on the segments. The expenses and assets related to corporate activities are not allocated to the segments.

    Selected financial information for each segment is as follows:

	Three Months Ended August 31,
	2001	2000
Net sales, excluding pass through sales:
Inventory and Logistic Services	$81,186	$98,882
Maintenance, Repair and Overhaul	56,687	60,792
Manufacturing	21,955	23,006
Aircraft and Engine Sales and Leasing	43,165	42,208

	$202,993	$224,888

Gross profit:
Inventory and Logistic Services	$11,191	$15,763
Maintenance, Repair and Overhaul	10,287	10,170
Manufacturing	2,061	2,906
Aircraft and Engine Sales and Leasing	5,601	5,576

	$29,140	$34,415

PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries
Results of Operations
(In thousands except percent data)

Three-Month Period Ended August 31, 2001
(as compared with the same period of the prior year)

    The Company reports its activities in four business segments: Inventory and Logistic Services, Maintenance, Repair and Overhaul, Manufacturing and Aircraft and Engine Sales and Leasing. The table below sets forth consolidated sales for the Company's four business segments for the three month periods ended August 31, 2001 and 2000.

	Three Months Ended August 31,
	2001	2000
Sales:
Inventory and Logistic Services	$81,186	$98,882
Maintenance, Repair and Overhaul	56,687	60,792
Manufacturing	21,955	23,006
Aircraft and Engine Sales and Leasing	43,165	42,208

	$202,993	$224,888

    Consolidated sales for the first quarter of the Company's fiscal year ending May 31, 2002, excluding pass through sales, decreased $21,895 or 9.7% over the same period in the prior year. The decline in first quarter sales was due primarily to the extremely difficult environment in the commercial aviation industry which, prior to the events of September 11, 2001, was plagued by a weakened global economy, high fuel and labor costs and a steep drop in business travel.

    In the Inventory and Logistic Services segment, sales decreased $17,696 or 17.9% as a result of lower engine and airframe parts demand. The decline in engine parts sales was also due to lower sales to a major customer for certain engine parts due principally to the impact of converting the Company's exclusive engine parts support agreement with this major customer to preferred status, which occurred in December 2000. The elimination of pass through sales was also attributable to this factor.

    In the Maintenance, Repair and Overhaul segment, sales decreased $4,105 or 6.8% during the first quarter of fiscal 2002 reflecting reduced demand for certain aircraft component overhaul services. Partially offsetting the reduction in sales was the favorable impact of the acquisition of Hermetic, which the Company acquired on September 29, 2000.

    In the Manufacturing segment, sales decreased $1,051 or 4.6% compared to the same period last year primarily as a result of lower sales of the Company's cargo handling systems.

    Consolidated gross profit decreased $5,275 or 15.3% over the prior year period as a result of lower sales and a reduction in the gross profit margin, which declined due to lower demand for engine parts support and margin pressure experienced primarily as a result of the competitive environment in which the Company operates to support its customers. Interest expense decreased $444 as a result of lower average short-term borrowings outstanding during the first quarter this year compared to last year, offset by interest on the $75,000 private placement of long-term debt, which was completed on June 7, 2001. Interest income was $241 higher than the first quarter of last year primarily as a result of an increase in cash invested during the first quarter.

    Operating income decreased $4,426 or 44.8% and net income decreased $2,673 or 84.6% over the prior year due primarily to the factors discussed above.

AAR CORP. and Subsidiaries
Financial Condition
(In thousands except ratios)

At August 31, 2001

    At August 31, 2001, the Company's liquidity and capital resources included cash of $42,810 and working capital of $367,707. At August 31, 2001, the Company's ratio of long-term debt to capitalization was 35.8%, up from 34.6% at May 31, 2001, and the Company's ratio of total debt to capitalization was 42.9% compared to 36.3% at May 31, 2001. The increase in the debt to capitalization ratios are attributable to the first quarter fiscal 2002 issuance of $75,000 long-term notes. The Company's $65,000 of 9.5% notes, which mature on November 1, 2001, will be paid off from a combination of available cash and short-term borrowings from the Company's unused and available bank lines. The Company continues to maintain its external sources of financing including $110,000 of unused available committed bank lines, and a universal shelf registration on file with the Securities and Exchange Commission under which up to $200,000 of common stock, preferred stock or medium-or long-term debt securities may be issued or sold subject to market conditions, and an accounts receivable securitization program under which the Company may sell an interest in defined pool of accounts receivable. At August 31, 2001, accounts receivable, net of retained interest, sold under this arrangement were $24,000 compared to $18,984 at May 31, 2001.

    During the three-month period ended August 31, 2001, the Company's operations used $26,131 of cash, principally reflecting investments in inventories, equipment on or available for lease and deposits, offset by a reduction in accounts receivable.

    During the three-month period ended August 31, 2001, the Company's investing activities used $17,424 of cash, principally reflecting the investment in property, plant and equipment of $3,000, and the final cash payment for the Hermetic acquisition of $13,251.

    During the three-month period ended August 31, 2001, the Company's financing activities generated $72,515 of cash, principally reflecting the issuance of $75,000 of long-term notes offset by the payment of cash dividends of $2,290.

    On September 11, 2001, four aircraft operated by United Airlines and American Airlines were hijacked and destroyed in terrorist attacks on the World Trade Center in New York, the Pentagon in Washington D.C. and in a crash near Johnstown, Pennsylvania. Immediately after the attacks, the Federal Aviation Administration closed U.S. airspace to civilian aircraft for several days.

    In the weeks that have followed the attacks, most of the major U.S.-based air carriers have announced significant reductions in worldwide capacity, some in excess of 20 percent. Many of the U.S.-based air carriers have announced plans to accelerate the retirement of certain types of aircraft, and are beginning to defer the delivery of new aircraft. Announced layoffs by the U.S.-based air carriers and some manufacturers of aircraft and related components have exceeded 100,000 people since the September 11 terrorist attacks.

    On September 22, the President of the United States signed the Air Transportation Safety and System Stabilization Act (the Act), which is intended to compensate victims of terrorist attacks and the U.S.-based air carriers for losses incurred as a result of the attacks. Among other things, the Act includes the payment of $5 billion to U.S.-based air carriers for incurred losses, and for the issuance of loan guarantees up to $10 billion in debt of U.S.-based air carriers.

    The impact of the events of September 11 on the Company depends on a number of factors, including (1) the demand level from the world's air carriers for the Company's products and services, (2) the adverse effect of the September 11 events on the economy, (3) whether air travel demand remains at current reduced levels or declines further, (4) the ability of the Company's customers to meet their obligations to the Company, and (5) the affect, if any, on the value of the Company's inventories and equipment on or available for lease, which support the air carriers.

    Since September 11, the Company has taken a number of steps to reduce costs, preserve cash and maintain a strong balance sheet, including workforce and salary reductions, facility consolidations and a reduction in the quarterly cash dividend from 8.5 cents per share to 2.5 cents per share. At this point, however, the Company is unable to estimate the effect of the events of September 11, 2001 on its financial position or its future results of operations.*

    The Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.*

    A summary of key indicators of financial condition and lines of credit follows:

Description	August 31, 2001	May 31, 2001
Working capital	$367,707	$360,464
Current ratio	3.1:1	3.9:1
Bank credit lines:
Short-term debt	$—	$—
Available but unused lines	110,000	125,000

Total credit lines	$110,000	$125,000

Long-term debt, less current maturities	$189,920	$179,987
Ratio of long-term debt to capitalization	35.8%	34.6%
Ratio of total debt to capitalization	42.9%	36.3%

*
See "Forward Looking Statements" section of this item.

Forward-Looking Statements

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and are identified by an asterisk(*). These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: general economic conditions; ability to acquire inventory at favorable prices; integration of acquisitions; marketplace competition; economic and aviation/aerospace market stability; Company profitability and the impact of the events of September 11, 2001 on the economy, the aviation/aerospace industry and the Company. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. These events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company's control. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    The Company's exposure to market risk includes fluctuating interest rates under its unsecured bank credit agreements, foreign exchange rates and accounts receivable. See Part I, Item 2 for a discussion on accounts receivable exposure. During the first quarter of fiscal 2002 and 2001, the Company did not utilize derivative financial instruments to offset these risks.

    At August 31, 2001, $110,000 was available under credit lines with domestic banks under revolving credit and term loan agreements, and $2,899 was available under credit agreements with foreign banks (credit facilities). Interest on amounts borrowed under the credit facilities is LIBOR based. As of August 31, 2001, the outstanding balance under these agreements was $0. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the first quarter of fiscal 2002 would not have had a material impact on the financial position or results of operations of the Company.

    Revenues and expenses of the Company's foreign operations in The Netherlands are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). A hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have a material impact on the financial position or results of operations of the Company.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10	Material Contracts
10.7	Amendment No. 1 dated July 10, 2001 to the Amended and Restated Employment Agreement dated July 14, 1998 between Registrant and David P. Storch.
  (b)
  Reports on Form 8-K for Quarter ended August 31, 2001:

  The Company filed no reports on Form 8-K during the three months ended August 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)
Date: October 12, 2001	/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko Vice President and Chief Financial Officer (Principal Financial Officer and officer duly authorized to sign on behalf of registrant)
/s/ MICHAEL J. SHARP Michael J. Sharp Vice President—Controller Principal Accounting Officer)

QuickLinks

Table of Contents
  PART I, ITEM 1—FINANCIAL STATEMENTS
  PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE