Form 10-Q
period 2001-11-30
AAR CORP
filed 2002-01-14
CIK 1750

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended November 30, 2001

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

$1.00 par value, 26,859,184 shares outstanding as of December 31, 2001

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q
November 30, 2001

Table of Contents

		Page
Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Condensed Consolidated Statements of Comprehensive Income	6
	Notes to Condensed Consolidated Financial Statements	7-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19
Part II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 6.	Exhibits and Reports on Form 8-K
	Exhibits	20
	Reports on Form 8-K	20
Signature Page		20

PART I, ITEM 1—FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of November 30, 2001 and May 31, 2001
(In thousands)

	November 30, 2001	May 31, 2001
	(Unaudited)	(Derived from audited financial statements)
ASSETS
Current assets:
Cash and cash equivalents	$53,129	$13,809
Accounts receivable, less allowances of $9,879 and $11,016 respectively	79,240	115,187
Inventories	215,399	263,099
Equipment on or available for short-term leases	50,419	57,491
Deposits, prepaids and other	32,221	28,255
Deferred tax assets	41,507	8,015

Total current assets	471,915	485,856

Property, plant and equipment, net	105,513	108,907

Other assets:
Investments in leveraged leases	28,906	28,715
Cost in excess of underlying net assets of acquired companies, net	45,456	45,375
Equipment on long-term leases	24,689	—
Other	37,729	33,001

	136,780	107,091

	$714,208	$701,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$70,772	$—
Current maturities of long-term debt	390	410
Notes payable	—	13,242
Accounts payable	69,769	73,975
Accrued liabilities	42,866	37,765

Total current liabilities	183,797	125,392

Long-term debt, less current maturities	189,733	179,987
Deferred tax liabilities	55,134	55,063
Retirement benefit obligation	1,200	1,200

	246,067	236,250

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 29,407 and 29,371 shares, respectively	29,407	29,371
Capital surplus	149,035	148,316
Retained earnings	162,888	219,848
Treasury stock, 2,531 and 2,434 shares at cost, respectively	(40,431)	(39,041)
Unearned restricted stock awards	(1,610)	(2,499)
Accumulated other comprehensive income (loss)—
Cumulative translation adjustments	(11,893)	(12,731)
Minimum pension liability	(3,052)	(3,052)

	284,344	340,212

	$714,208	$701,854

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended November 30, 2001 and 2000
(Unaudited)
(In thousands except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Sales:
Sales from products and leasing	$124,458	$183,000	$304,850	$383,810
Sales from services	20,431	24,637	43,032	48,715
Pass through sales	—	3,698	—	20,580

	144,889	211,335	347,882	453,105
Costs and operating expenses:
Cost of products and leasing	107,594	153,376	263,408	324,575
Cost of services	16,787	18,924	34,826	38,198
Cost of pass through sales	—	3,698	—	20,580
Cost of sales—impairment charges	75,900	—	75,900	—
Selling, general and administrative and other	20,679	23,879	44,374	48,423
Special charges	10,100	—	10,100	—

	231,060	199,877	428,608	431,776
Operating income (loss)	(86,171)	11,458	(80,726)	21,329
Interest expense	(5,426)	(5,718)	(10,970)	(11,706)
Interest income	942	245	1,689	751

Income (loss) before provision for income taxes	(90,655)	5,985	(90,007)	10,374
Provision (benefit) for income taxes	(36,171)	1,707	(36,009)	2,937

Net income (loss)	$(54,484)	$4,278	$(53,998)	$7,437

Earnings (loss) per share of common stock—Basic	$(2.03)	$.16	$(2.01)	$.28
Earnings (loss) per share of common stock—Diluted	$(2.03)	$.16	$(2.01)	$.28
Weighted average common shares outstanding—Basic	26,877	26,913	26,911	26,886
Weighted average common shares outstanding—Diluted	26,877	26,972	26,911	26,959
Dividends paid and declared per share of common stock	$.025	$.085	$.11	$.17

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended November 30, 2001 and 2000
(Unaudited)
(In thousands)

	Six Months Ended November 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(53,998)	$7,437
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	8,953	9,210
Deferred taxes	893	4,767
Impairment and other special charges, net of tax	51,686	—
Change in certain assets and liabilities, excluding effects of acquired businesses and charges:
Accounts receivable	26,523	5,751
Inventories	(8,661)	15,085
Equipment on or available for short-term leases	(2,209)	(20,759)
Equipment on long-term leases	(24,689)	—
Accounts payable	(4,350)	(13,662)
Accrued liabilities and taxes on income	(3,619)	(3,051)
Other, primarily prepaids	(7,474)	5,372

Net cash provided from (used in) operating activities	(16,945)	10,150

Cash flows from investing activities:
Property, plant and equipment expenditures, net	(6,141)	(6,493)
Business acquisition	(13,251)	(3,200)
Investment in leveraged leases	(191)	(10,620)
Other	(928)	(7,544)

Net cash used in investing activities	(20,511)	(27,857)

Cash flows from financing activities:
Proceeds from borrowings	145,772	24,115
Reduction in borrowings	(65,274)	(267)
Cash dividends	(2,962)	(4,576)
Purchases of treasury stock	(205)	—
Other	(580)	305

Net cash provided from financing activities	76,751	19,577

Effect of exchange rate changes on cash	25	(42)

Increase in cash and cash equivalents	39,320	1,828
Cash and cash equivalents, beginning of period	13,809	1,241

Cash and cash equivalents, end of period	$53,129	$3,069

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended November 30, 2001 and 2000
(Unaudited)
(In thousands)

	Six Months Ended November 30,
	2001	2000
Net income (loss)	$(53,998)	$7,437
Other comprehensive income (loss)— Foreign currency translation	838	(1,800)

Total comprehensive income (loss)	$(53,160)	$5,637

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2001
(Unaudited)
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

    In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2001 and the condensed consolidated results of operations for the three- and six-month periods ended November 30, 2001 and 2000, and the condensed consolidated cash flows and comprehensive income for the six-month periods ended November 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B—New Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" effective for business combinations after June 30, 2001 and SFAS No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. Early adoption of SFAS No. 142 is permitted for companies with a fiscal year beginning after March 2001, provided that the first quarter financial statements have not previously been issued. The Company adopted these statements in the first quarter of fiscal 2002. As a result of adoption of SFAS No. 142, the Company did not record goodwill amortization in the first half of fiscal 2002. Goodwill amortization for the six months ended November 30, 2000 was $560. Had such amortization not been recorded, net income would have been $7,937 in the six month period ended November 30, 2000.

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

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2001
(Unaudited)
(In thousands)

Note D—Impairment and Special Charges

    Prior to September 11, the Company was executing its plan to reduce its investment in support of older generation aircraft in line with the commercial airlines' scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry which brought about a rapid acceleration of those retirement plans. System-wide capacity has been reduced by approximately 20% and many airlines cancelled or deferred new aircraft deliveries. Based on management's assessment of these and other conditions, the Company reduced the value and provided loss accruals for certain of its inventories and equipment leases which support older generation aircraft by $75,900 during the three-month period ended November 30, 2001. This charge is reflected on the Condensed Consolidated Statement of Operations as Cost of sales—impairment charges.

    In addition, the Company recorded other special charges of $10,100 during the three-month period ended November 30, 2001 principally related to an increase in the allowance for doubtful accounts to reflect its inability to recover certain accounts receivable. During the six-month period ended November 30, 2001, the allowance for doubtful accounts reflects an increase to the allowance of $6,700, offset by write-offs of specific accounts receivable of $7,837.

Note E—Inventory

    The summary of inventories is as follows:

	November 30, 2001	May 31, 2001
Raw materials and parts	$61,806	$55,851
Work-in-process	22,182	20,208
Purchased aircraft, parts, engines and components held for sale	131,411	187,040

	$215,399	$263,099

Note F—Investment in Joint Ventures

    At May 31 and November 30, 2001, the Company owned 50% equity interests in each of two joint ventures. The remaining 50% equity interest in each joint venture is owned by a major U.S. financial institution. Each joint venture owns one wide-body aircraft, currently on lease to a major foreign carrier. The Company's investment at November 30 and May 31, 2001 in the two joint ventures is $3,668 and $3,523 respectively, and is included in Other Assets on the Consolidated Balance Sheets. Each joint venture financed its purchase of its aircraft primarily with debt that is non-recourse to the joint ventures and to the joint venture partners.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2001
(Unaudited)
(In thousands)

    Combined summarized financial information for the two joint ventures at November 30, and May 31, 2001 is as follows:

	November 30, 2001	May 31, 2001
Total assets	$82,095	$84,261
Total debt	74,760	77,215

Net assets of joint ventures	$7,335	$7,046

AAR CORP.'s 50% equity interest in joint ventures	$3,668	$3,523

Note G—Supplemental Cash Flows Information

    Supplemental information on cash flows:

	Six Months Ended November 30,
	2001	2000
Interest paid	$7,990	$11,758
Income taxes paid	1,071	1,871
Income tax refunds received	138	6,773

Note H—Common Stock and Earnings Per Share of Common Stock

    The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three and six-month periods ended November 30, 2001 and 2000.

	Three Months Ended November 30		Six Months Ended November 30
	2001	2000	2001	2000
Basic EPS
Net income (loss)	$(54,484)	$4,278	$(53,998)	$7,437
Weighted average common shares outstanding	26,877	26,913	26,911	26,886

Earnings (loss) per share—Basic	$(2.03)	$.16	$(2.01)	$.28

Diluted EPS
Net income (loss)	$(54,484)	$4,278	$(53,998)	$7,437
Weighted average common shares outstanding	26,877	26,913	26,911	26,886
Additional shares due to hypothetical exercise of stock options	—	59	—	73

	26,877	26,972	26,911	26, 959

Earnings (loss) per share—Diluted	$(2.03)	$.16	$(2.01)	$.28

Note I—Long Term Debt

    On June 7, 2001, the Company completed a $75,000 private placement of long-term debt, including $55,000 of ten-year notes at 8.39% due May 15, 2011 and $20,000 of seven-year notes at 7.98% due May 15, 2008. The Company's $65,000 of 9.5% notes matured and were paid in full on November 1, 2001.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2001 (Continued)
(In thousands)

Note J—Aviation Equipment Operating Leases

    The Company from time-to-time leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases. The Company may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company for up to four years. If the Company elects to not renew a lease, the Company may elect one of the following (1) direct the lessor to sell the equipment at which time the Company would be required to reimburse the lessor for the difference between the proceeds on the sale and the scheduled purchase option price, if any or (2) purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow the Company to purchase the equipment at any time during the lease at its scheduled purchase option price.

    In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed the fair value of such equipment, the Company records an accrual for loss. The scheduled purchase option values amounted to $62,956 at November 30, 2001 and $87,585 at May 31, 2001.

Note K—Segment Reporting

    The Company is a leading provider of value-added products and services to the global aviation/aerospace industry. In the first quarter of fiscal 2002, the Company changed its reporting segments to reflect changes in the chief decision-making officer's approach to evaluating performance. Previously, the Company reported three segments, Aircraft and Engines, Airframe and Accessories, and Manufacturing. The Company now reports its activities in four segments: Inventory and Logistic Services; Maintenance, Repair and Overhaul; Manufacturing; and Aircraft and Engine Sales and Leasing.

    Revenues in the Inventory and Logistic Services segment are derived from the sale of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial, military, general and business aviation markets.

    Revenues in the Maintenance, Repair and Overhaul segment are derived from the repair and overhaul of a wide range of commercial and military aircraft engine and airframe parts and components; repair and overhaul of a wide variety of airframes and the repair and overhaul of parts for industrial gas and steam turbine operators.

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

    The accounting policies for the segments are the same as those for the Company. The chief decision-making officer of the Company evaluates performance based on the segments. The expenses and assets related to corporate activities are not allocated to the segments.

    Selected financial information for each reportable segment is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Net sales, excluding pass through sales:
Inventory and Logistic Services	$55,882	$99,087	$137,068	$197,969
Maintenance, Repair and Overhaul	55,151	63,271	111,838	124,063
Manufacturing	25,482	23,455	47,437	46,461
Aircraft and Engine Sales and Leasing	8,374	21,824	51,539	64,032

	$144,889	$207,637	$347,882	$432,525

Gross profit, before consideration of impairment charges:
Inventory and Logistic Services	$5,109	$16,650	$16,300	$32,413
Maintenance, Repair and Overhaul	7,136	10,967	17,423	21,137
Manufacturing	3,763	4,110	5,824	7,016
Aircraft and Engine Sales and Leasing	4,500	3,610	10,101	9,186

	$20,508	$35,337	$49,648	$69,752

PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries
Results of Operations
(In thousands except percentage data)

Three and Six-Month Periods Ended November 30, 2001
(as compared with the same periods of the prior year)

    The Company reports its activities in four business segments: Inventory and Logistic Services; Maintenance, Repair and Overhaul; Manufacturing and Aircraft and Engine Sales and Leasing. The table below sets forth consolidated sales for the Company's four business segments for the three and six month periods ended November 30, 2001 and 2000.

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Sales:
Inventory and Logistic Services	$55,882	$99,087	$137,068	$197,969
Maintenance, Repair and Overhaul	55,151	63,271	111,838	124,063
Manufacturing	25,482	23,455	47,437	46,461
Aircraft and Engine Sales and Leasing	8,374	21,824	51,539	64,032

	$144,889	$207,637	$347,882	$432,525

Three-Month Period Ended November 30, 2001
(as compared with the same period of the prior year)

    On September 11, 2001, four aircraft operated by United Airlines and American Airlines were hijacked and destroyed in terrorist attacks on the World Trade Center in New York, the Pentagon in Washington D.C. and in a crash near Johnstown, Pennsylvania. Immediately after the attacks, the Federal Aviation Administration closed U.S. airspace to civilian aircraft for several days.

    In the weeks that followed the attacks, most of the major U.S.-based air carriers announced significant reductions in worldwide capacity, some in excess of 20 percent. Many U.S.-based air carriers announced plans to accelerate the retirement of certain types of aircraft, and are deferring the delivery of new aircraft. Announced layoffs by the U.S.-based air carriers and some manufacturers of aircraft and related components have exceeded 100,000 people since the September 11 terrorist attacks.

    On September 22, the President of the United States signed the Air Transportation Safety and System Stabilization Act (the Act), which is intended to compensate victims of terrorist attacks and U.S.-based carriers for losses incurred as a result of the attacks. Among other things, the Act provides for the payment of $5 billion to U.S.-based air carriers for incurred losses and for the issuance of loan guarantees up to $10 billion in debt of U.S.-based air carriers.

    To support the United States' war on terrorism, U.S. military personnel have been deployed in and around Afghanistan and warplanes have bombed suspected terrorist hide-outs in that country.

    The events of September 11 occurred at a time when the worldwide commercial aviation industry was already under significant pressure principally due to weak worldwide economic conditions and have had a significant effect on the Company's operating results.

    Consolidated sales for the second quarter ended November 30, 2001, excluding pass through sales, decreased $62,748 or 30.2% over the same period in the prior year. Demand for the Company's products and services is influenced by a number of factors, including airline operating capacity which in turn is significantly affected by passenger travel demand. The overall sales decline during the second quarter compared to a year ago reflects the reduction in demand by the Company's airline customers due to reduced capacity, as well as efforts by the airline customers to conserve cash by deferring parts orders and maintenance wherever possible.

    In the Inventory and Logistic Services segment, sales decreased $43,205 or 43.6% as a result of lower engine and airframe parts demand. While reduced demand by airline customers was the leading cause of the sales decline, the decrease in engine parts sales (as well as the elimination of pass through sales) was also due to lower sales to a major customer for certain engine parts resulting principally from the Company's December 2000 conversion from exclusive engine parts supplier for this major customer to preferred supplier.

    In the Maintenance, Repair and Overhaul segment, sales decreased $8,120 or 12.8% over the same period in the prior year as a result of lower sales to commercial airline customers, partially offset by an increase in maintenance and spares support for the U.S. military and certain of its major subcontractors.

PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    AAR CORP. and Subsidiaries
Results of Operations (Continued)
(In thousands except percentage data)

    In the Manufacturing segment, sales increased $2,027 or 8.6% over the prior year as the Company experienced increased demand for products supporting U.S. military requirements.

    Sales for the Aircraft and Engine Sales and Leasing segment declined $13,450 or 61.6% compared to the prior year. Sales in the segment principally reflect the completion of an aircraft sale in early September (prior to September 11) and no engine sales during the quarter.

    Consolidated gross profit, before consideration of impairment charges, decreased $14,829 or 42.0% over the prior year period primarily as a result of lower sales and a reduction in the consolidated gross profit margin. The reduction in the consolidated gross profit margin was attributable to margin pressure experienced principally in the Inventory and Logistic Services and Maintenance, Repair and Overhaul segments reflecting the difficult airline environment.

    Operating income, before consideration of impairment and other special charges, decreased $11,629 or 101.5% over the prior year as a result of lower gross profit, partially offset by a reduction in selling, general and administrative expenses. The Company reduced its selling, general and administrative expenses by $3,200 or 13.4% over the prior year period through its initiatives to reduce costs in the current environment, principally through lower personnel costs. Interest expense decreased $292 due primarily to lower average interest rates on short-term borrowings in the current quarter compared to the same period last year. Interest income increased $697 over the prior period as a result of an increase in average cash invested during the quarter.

    Net income decreased $58,762 over the prior year due to the factors discussed above and the after-tax effect ($51,686) of the impairment and other special charges recorded during the three-month period ended November 30, 2001.

PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries
Results of Operations
(In thousands except ratios)

Six-Month Period Ended November 30, 2001
(as compared with the same period of the prior year)

    Consolidated sales for the first half of fiscal 2002, excluding pass through sales, decreased $84,643 or 19.6% over the prior six-month period. The decline in sales reflects conditions in the commercial aviation industry which was facing a difficult environment prior to September 11, and a reduction in airline capacity as well as efforts by the Company's airline customers to conserve cash by deferring parts orders and maintenance wherever possible following the events of September 11.

    In the Inventory and Logistic Services segment, sales decreased $60,901 or 30.8% as a result of lower engine and airframe parts demand. In addition to the effects of reduced demand by its airline customers, the decline in engine parts sales (as well as the elimination of pass through sales) was also due to lower sales to a major customer for certain engine parts resulting principally from the Company's December 2000 conversion from exclusive engine parts supplier for this major customer to preferred supplier.

    In the Maintenance, Repair and Overhaul segment, sales decreased $12,225 or 9.9% reflecting reduced demand for certain aircraft component overhaul services, partially offset by the favorable impact of the acquisition of Hermetic, which the Company acquired on September 29, 2000. This segment also experienced an increase in maintenance and spares support for the U.S. military and certain of its major subcontractors.

    Sales in the Manufacturing segment increased $976 or 2.1% as the Company experienced increased demand for products supporting U.S. military requirements, partially offset by lower sales of the Company's cargo handling systems.

    In the Aircraft and Engine Sales and Leasing segment, sales declined $12,493 or 19.5% primarily as a result of the lack of engine sales in the second quarter.

    Consolidated gross profit, before consideration of impairment charges, decreased $20,104 or 28.8% as a result of lower sales and a reduction in the gross profit margin, which declined due to lower demand for engine parts support and margin pressure experienced principally in the Inventory and Logistic Services and Maintenance, Repair and Overhaul segments reflecting the difficult airline environment.

    Operating income, before consideration of impairment and other special charges, decreased $16,055 or 75.3% over the prior period as a result of lower consolidated gross profit, partially offset by a reduction in selling, general and administrative expenses. The Company reduced its selling, general and administrative costs by $4,049 or 8.4% over the same period in the prior year as a result of its initiatives to reduce costs principally through lower personnel costs. Interest expense decreased $736 as a result of lower average short-term borrowings during the first half of fiscal 2002 compared to last year, offset by interest on the $75,000 private placement of long-term debt, which was completed June 7, 2001. Interest income was $938 higher than the first half of last year primarily as a result of an increase in average cash invested during fiscal 2002.

    Net income decreased $61,435 over the prior year due to the factors discussed above, and the after-tax effect ($51,686) of the impairment and other special charges recorded during the second quarter of fiscal 2002.

PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries
Financial Condition
(In thousands except ratios)

At November 30, 2001

    Historically, the Company has funded its growth through the generation of cash from operations, augmented by the issuance of common stock and debt to the public and private markets. During the six month period ended November 30, 2001, the Company increased its cash position by $39,320 principally through the issuance of a $75,000 private placement of long-term debt and an increase in borrowings under its bank lines of $70,772. This was partially offset by the repayment of $65,000 notes on November 1, 2001 and a $13,251 final cash payment for the acquisition of Hermetic, as well as capital expenditures of $6,141 and cash used in operating activities of $16,945 mainly due to investments made in equipment on long-term lease.

    At November 30, 2001 the Company's liquidity and capital resources included cash of $53,129 and working capital of $288,118. At November 30, 2001 the Company's ratio of long-term debt to capitalization was 40.0%, up from 34.6% at May 31, 2001, and the Company's ratio of total debt to capitalization was 47.8% compared to 36.3% at May 31, 2001. The increase in the long-term debt to capitalization ratio is primarily attributable to the reduction in stockholders' equity as a result of the impairment and special charges recorded in the three-month period ended November 30, 2001. The Company continues to maintain its external sources of financing, including $37,050 of unused available committed bank lines, and a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $200,000 of common stock, preferred stock or medium-or long-term debt securities may be issued or sold. To permit the Company to finance future growth, the Company is actively considering various financing alternatives which, depending on market conditions and the availability of capital, may include the issuance of debt or equity securities. The Company also has an accounts receivable securitization program under which the Company may sell an interest in a defined pool of accounts receivable. Cash proceeds from the sale of accounts receivable, net of retained interest, under this arrangement were $24,000 and $18,984, respectively, at November 30, 2001 and May 31, 2001. This resulted in a reduction of accounts receivable in those amounts on the November 30, 2001 and May 31, 2001 Consolidated Balance Sheet.

    During the six-month period ended November 30, 2001 the Company's operations used $16,945 of cash, principally reflecting investments in equipment on long-term lease and inventories, partially offset by a reduction in accounts receivable. For the most recent three-month period ended November 30, 2001, however, the Company generated $9,186 of cash flow from operations.

    During the six-month period ended November 30, 2001, the Company's investing activities used $20,511 of cash, principally reflecting capital expenditures of $6,141 and the final cash payment for the Hermetic acquisition of $13,251, which was due and paid on June 1, 2001.

    During the six-month period ended November 30, 2001, the Company's financing activities generated $76,751 of cash, principally reflecting the issuance of $75,000 of long-term notes and an increase in borrowings under the Company's bank lines of $70,772. This was partially offset by the payment of the Company's $65,000 9.5% notes on November 1, 2001 and cash dividends of $2,962.

    Subject to the foregoing, the Company believes that its cash and cash equivalents and available sources of financing will continue to provide the Company the ability to meet its ongoing working capital requirements, make anticipated capital expenditures, meet contractual commitments and pay dividends.*

*
See "Forward Looking Statements" section of this item.

PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries
Financial Condition
(In thousands except ratios)

At November 30, 2001 (continued)

Description	November 30, 2001	May 31, 2001
Working capital	$288,118	$360,464
Current ratio	2.6:1	3.9:1
Bank credit lines:
Short-term debt	$70,772	$—
Available but unused lines	37,050	127,700

Total credit lines	$107,822	$127,700

Long-term debt, less current maturities	$189,733	$179,987
Ratio of long-term debt to capitalization	40.0%	34.6%
Ratio of total debt to capitalization	47.8%	36.3%

Factors Which May Affect Future Results

    The company's future operating results and financial position may be adversely affected or fluctuate substantially on a quarterly basis as a result of the difficult commercial aviation environment due to the terrorist attacks and the events that followed, the relatively weak worldwide economic climate and other factors, including: (1) decline in demand for the Company's products and services if the Company's airline customers are unable to stabilize their financial condition or if more terrorist attacks are carried out in the U.S. or abroad; (2) the ability of the Company's customers to meet their financial obligations to the Company; (3) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were approximately 15.9% of total sales in fiscal 2001)

PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries
Financial Condition (Continued)
(In thousands except ratios)

Factors Which May Affect Future Results (continued)

will continue at levels previously experienced, since such sales are subject to competitive bidding and government funding; (4) access to the debt and equity capital markets to finance growth may be limited in light of industry conditions and Company performance; (5) the Company's aviation related activities subject to licensing, certification and other regulatory requirements imposed by the Federal Aviation Administration (FAA) and other regulatory agencies, both domestic and abroad, may be adversely effected by changes or noncompliance with such laws and regulations; (6) the highly competitive aviation aftermarket industry includes a number or entities, including original equipment manufacturers, that have greater financial resources than the Company; (7) product liability and property claims that may be in excess of the Company's substantial liability insurance coverage; (8) difficulties in being able to successfully integrate acquisitions; and (9) fluctuating market values for aviation equipment in the current environment.

Forward-Looking Statements

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and are identified by an asterisk(*). These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under the section entitled "Factors Which May Affect Future Results". Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company's control. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I, ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

AAR CORP. and Subsidiaries
Financial Condition (Continued)
(In thousands)

    The Company's exposure to market risk includes fluctuating interest rates under its unsecured bank credit agreements, foreign exchange rates and accounts receivable. See Part I, Item 2 for a discussion on accounts receivable exposure. During the six month periods ended November 30, 2001 and 2000, the Company did not utilize derivative financial instruments to offset these risks.

    At November 30, 2001, $35,000 was available under credit lines with domestic banks under revolving credit and term loan agreements, and $2,050 was available under credit agreements with foreign banks (credit facilities). Interest on amounts borrowed under the credit facilities is LIBOR based. As of November 30, 2001, the outstanding balance under these agreements was $70,772. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the six-month period ended November 30, 2001 would not have had a material impact on the financial position or results of operations of the Company.

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

    AAR CORP. and Subsidiaries
November 30, 2001

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders of the Company was held on October 10, 2001. The following items were acted upon at the meeting:

  1)
  Election of two Class I directors to serve until the 2004 Annual Meeting of Stockholders. Two directors were nominated for election.

    Directors Nominated and Elected at the Meeting

Votes For
Edgar D. Jannotta	22,619,668
A. Robert Abboud	22,611,739

    Continuing Directors

Howard B. Bernick
James G. Brocksmith
Ira A. Eichner
Ronald R. Fogelman
Joel D. Spungin
David P. Storch
  2)
  Approval of an amendment to the AAR CORP. Stock Benefit Plan to provide the maximum number of shares of common stock that may be granted under the plan to any grantee during any calendar year.
Votes For	Votes Against	Abstentions
13,196,596	10,971,650	53,200
  3)
  Approval of restricted stock performance goals under the long-term incentive plan for the Chief Executive Officer
Votes For	Votes Against	Abstentions
21,439,063	2,702,126	80,257

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
4.		Instruments defining the rights of security holders
	4.4	First amendment dated October 16, 2001 to the Rights Agreement between the Registrant and the First National Bank of Chicago dated July 8, 1997.
10.		Material Contracts
	10.1	Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001.
  (b)
  Reports on Form 8-K for Quarter ended November 30, 2001

    The Company filed no reports on Form 8-K during the three months ended November 30, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)
Date: January 14, 2002	/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko Vice President and Chief Financial Officer (Principal Financial Officer and officer duly authorized to sign on behalf of registrant)
/s/ MICHAEL J. SHARP Michael J. Sharp Vice President—Controller (Principal Accounting Officer)

QuickLinks

Table of Contents
  PART I, ITEM 1—FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets As of November 30, 2001 and May 31, 2001
  PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AAR CORP. and Subsidiaries Results of Operations (In thousands except percentage data)
  PART I, ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
AAR CORP. and Subsidiaries Financial Condition (Continued) (In thousands)
  PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE