Form 10-Q
period 2002-02-28
AAR CORP
filed 2002-04-15
CIK 1750

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended February 28, 2002 Commission file number 1-6263

AAR CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2334820 (I.R.S. Employer Identification No.)
One AAR Place, 1100 N. Wood Dale Road, Wood Dale, Illinois	60191
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (630) 227-2000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1.00 par value, 31,859,921 shares outstanding as of March 31, 2002

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q
February 28, 2002
Table of Contents

		Page
Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Condensed Consolidated Statements of Comprehensive Income	6
	Notes to Condensed Consolidated Financial Statements	7-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Part II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
	Exhibits	17
	Reports on Form 8-K	17
Signature Page		18
Exhibit Index
	No Exhibits

PART I, ITEM 1—FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of February 28, 2002 and May 31, 2001
(In thousands)

	February 28, 2002	May 31, 2001
	(Unaudited)	(Derived from audited financial statements)
Assets:
Current assets:
Cash and cash equivalents	$34,454	$13,809
Accounts receivable, less allowances of $10,143 and $11,016 respectively	71,537	115,187
Inventories	235,201	263,099
Equipment on or available for short-term leases	36,141	57,491
Deposits, prepaids and other	31,654	28,255
Deferred tax assets	41,507	8,015

Total current assets	450,494	485,856

Property, plant and equipment, net	103,760	108,907

Other assets:
Investments in leveraged leases	29,000	28,715
Cost in excess of underlying net assets of acquired companies, net	45,453	45,375
Equipment on long-term leases	23,993	—
Other	37,981	33,001

	136,427	107,091

	$690,681	$701,854

Liabilities and Stockholders' Equity:
Current liabilities:
Short-term debt	$20,500	$—
Current maturities of long-term debt	390	410
Notes payable	—	13,242
Accounts payable	63,450	73,975
Accrued liabilities	45,330	37,765

Total current liabilities	129,670	125,392

Long-term debt, less current maturities	189,665	179,987
Deferred tax liabilities	55,314	55,063
Retirement benefit obligation	1,200	1,200

	246,179	236,250

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 33,538 and 29,371 shares, respectively	33,538	29,371
Capital surplus	164,982	148,316
Retained earnings	159,927	219,848
Treasury stock, 1,679 and 2,434 shares at cost, respectively	(26,751)	(39,041)
Unearned restricted stock awards	(1,235)	(2,499)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	(12,577)	(12,731)
Minimum pension liability	(3,052)	(3,052)

	314,832	340,212

	$690,681	$701,854

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended February 28, 2002 and 2001
(Unaudited)
(In thousands except per share data)

	Three Months Ended February 28,				Nine Months Ended February 28,
	2002		2001		2002		2001
Sales:
Sales from products and leasing		$123,999		$173,951		$428,849		$557,761
Sales from services		19,458		26,104		62,490		74,819
Pass through sales		—		16		—		20,596

		143,457		200,071		491,339		653,176
Costs and operating expenses:
Cost of products and leasing		107,992		145,385		371,400		469,960
Cost of services		15,954		18,924		50,780		57,122
Cost of pass through sales		—		16		—		20,596
Cost of sales—impairment charges		—		—		75,900		—
Selling, general and administrative and other		19,468		23,287		63,842		71,710
Special charges		—		—		10,100		—

Operating income (loss)		43		12,459		(80,683)		33,788
Interest expense		(4,505)		(5,433)		(15,475)		(17,139)
Interest income		652		450		2,341		1,201

Income (loss) before provision for income taxes		(3,810)		7,476		(93,817)		17,850
Provision (benefit) for income taxes		(1,520)		2,088		(37,529)		5,025

Net income (loss)		$(2,290)		$5,388		$(56,288)		$12,825

Earnings (loss) per share of common stock—
Basic		$(.08)		$.20		$(2.08)		$.48
Earnings (loss) per share of common stock—
Diluted		$(.08)		$.20		$(2.08)		$.48
Weighted average common shares outstanding—Basic		27,409		26,941		27,075		26,904
Weighted average common shares outstanding—Diluted		27,409		27,064		27,075		26,999
Dividends paid and declared per share of common stock	$	..025	$	..085	$	..135	$	..255

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended February 28, 2002 and 2001
(Unaudited)
(In thousands)

	Nine Months Ended February 28
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(56,288)	$12,825
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	13,267	13,998
Deferred taxes	1,073	4,450
Impairment and other special charges, net of tax	51,686	—
Change in certain assets and liabilities, excluding effects of acquired businesses and charges:
Accounts receivable	34,553	6,667
Inventories	(28,657)	3,970
Equipment on or available for short-term lease	11,906	(17,385)
Equipment on long-term lease	(23,993)	—
Accounts payable	(11,084)	(26,711)
Accrued liabilities and taxes on income	(1,085)	2,878
Other, primarily prepaids	(6,990)	1,223

Net cash provided from (used in) operating activities	(15,612)	1,915

Cash flows from investing activities:
Property, plant and equipment expenditures, net	(8,448)	(9,371)
Business acquisition	(13,251)	(3,200)
Investment in leveraged leases	(285)	(3,149)
Other	(1,542)	10,390

Net cash used in investing activities	(23,526)	(5,330)

Cash flows from financing activities:
Proceeds from borrowings	95,504	10,115
Reduction in borrowings	(65,342)	(347)
Cash dividends	(3,633)	(6,867)
Purchases of treasury stock	(205)	(71)
Proceeds from stock offering	34,334	—
Other	(904)	113

Net cash provided from financing activities	59,754	2,943

Effect of exchange rate changes on cash	29	(2)

Increase (decrease) in cash and cash equivalents	20,645	(474)
Cash and cash equivalents, beginning of period	13,809	1,241

Cash and cash equivalents, end of period	$34,454	$767

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Nine Months Ended February 28, 2002 and 2001
(Unaudited)
(In thousands)

	Nine Months Ended February 28,
	2002	2001
Net income (loss)	$(56,288)	$12,825
Other comprehensive income (loss)—Foreign currency translation	154	(876)

Total comprehensive income (loss)	$(56,134)	$11,949

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
February 28, 2002
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

        In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2002 and the condensed consolidated results of operations for the three- and nine-month periods ended—February 28, 2002 and 2001, and the condensed consolidated statements of cash flows and comprehensive income for the nine-month periods ended February 28, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B—New Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" effective for business combinations after June 30, 2001 and SFAS No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. Early adoption of SFAS No. 142 was permitted for companies with a fiscal year beginning after March 2001, provided that the first quarter financial statements have not previously been issued. The Company adopted these statements in the first quarter of fiscal 2002. As a result of adoption of SFAS No. 142, the Company did not record any goodwill amortization for the nine month period ended February 28, 2002. Goodwill amortization for the nine months ended February 28, 2001 was $898. Had such amortization not been recorded, net income would have been $13,633 rather than $12,825 in the nine-month period ended February 28, 2001.

Note C—Revenue Recognition

        Sales and related cost of sales are recognized upon shipment of products and performance of services. Lease revenue is recognized as earned.

        Prior to fiscal 2002, in connection with certain long-term inventory management programs, the Company purchased factory new products on behalf of customers from original equipment manufacturers. These products were purchased from the manufacturer, included in the Company's inventory, and "passed through" to the customer at the Company's cost. These sales are reported as "pass through" sales on the Condensed Consolidated Statements of Operations. In mid fiscal 2001, these inventory management programs were discontinued and as a result the Company no longer has pass through sales.

Note D—Impairment and Special Charges

        Prior to September 11, 2001 the Company was executing its plan to reduce its investment in support of older generation aircraft in line with the commercial airlines' scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry which brought about a rapid acceleration of those retirement plans. System-wide capacity was reduced by approximately 20% and many airlines cancelled or deferred new aircraft deliveries. Based on management's assessment of these and other conditions, the Company reduced the value and provided loss accruals for certain of its inventories and equipment leases which support older generation aircraft by $75,900. This charge was recorded on the Condensed Consolidated Statement of Operations during the three-month period ended November 30, 2001 as "Cost of sales—impairment charges".

        In addition, the Company recorded special charges of $10,100 during the three-month period ended November 30, 2001 principally related to an increase in the allowance for doubtful accounts to reflect its inability to recover certain accounts receivable.

Note E—Inventory

        The summary of inventories is as follows:

	February 28, 2002	May 31, 2001
Raw materials and parts	$55,921	$55,851
Work-in-process	21,975	20,208
Purchased aircraft, parts, engines and components held for sale	157,305	187,040

	$235,201	$263,099

Note F—Investment in Joint Ventures

        At February 28, 2002, and May 31, 2001 the Company owned 50% equity interests in each of two joint ventures. The remaining 50% equity interest in each joint venture is owned by a major U.S. financial institution. Each joint venture owns one wide-body aircraft, currently on lease to a major foreign carrier. The Company's investment at February 28, 2002 and May 31, 2001 in the two joint ventures was $3,854 and $3,523 respectively, and is included in Other Assets on the Condensed Consolidated Balance Sheets. Each joint venture financed its purchase of its aircraft primarily with debt that is without recourse to the joint ventures and to the joint venture partners.

        Combined summarized financial information for the two joint ventures at February 28, 2002, and May 31, 2001 is as follows:

	February 28, 2002	May 31, 2001
Total assets	$81,199	$84,261
Total debt	73,491	77,215

Net assets of joint ventures	$7,708	$7,046

AAR CORP.'s 50% equity interest in joint ventures	$3,854	$3,523

Note G—Supplemental Cash Flows Information

        Supplemental information on cash flows:

	Nine Months Ended February 28,
	2002	2001
Interest paid	$14,391	$15,705
Income taxes paid	1,401	2,300
Income tax refunds received	187	6,800

Note H—Common Stock and Earnings Per Share of Common Stock

        During February 2002, the Company sold 5,010 shares of common stock, raising $34,334 in proceeds, net of expenses.

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2002 and 2001.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Basic EPS
Net income (loss)	$(2,290)	$5,388	$(56,288)	$12,825
Weighted average common shares outstanding	27,409	26,941	27,075	26,904

Earnings (loss) per share—Basic	$(.08)	$.20	$(2.08)	$.48

Diluted EPS
Net income (loss)	$(2,290)	$5,388	$(56,288)	$12,825
Weighted average common shares outstanding	27,409	26,941	27,075	26,904
Additional shares due to hypothetical exercise of stock options	—	123	—	95

	27,409	27,064	27,075	26,999

Earnings (loss) per share—Diluted	$(.08)	$.20	$(2.08)	$.48

Note I—Long Term Debt

        On June 7, 2001, the Company completed a $75,000 private placement of long-term debt, including $55,000 of ten-year notes at 8.39% due May 15, 2011 and $20,000 of seven-year notes at 7.98% due May 15, 2008. The Company's $65,000 of 9.5% notes matured and were paid in full on November 1, 2001.

        During the third quarter of fiscal 2002, the Company completed amendments to certain of its credit agreements. The principal change was to reduce the required minimum net worth in the net worth financial covenant. This change was made to provide more flexibility under the covenant calculation and was required principally due to the impairment and special charges recorded during the second quarter of fiscal 2002.

Note J—Aviation Equipment Operating Leases

        The Company from time to time leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases. The Company may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company for up to four years. If the Company elects not to renew a lease, the Company may elect either to (1) direct the lessor to sell the equipment at which time the Company would be required to reimburse the lessor for the shortfall, if any, between the proceeds on the sale and the scheduled purchase option price, or (2) purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow the Company to purchase the equipment at any time during a lease at its scheduled purchase option price.

        In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed the fair value of such equipment, the Company records an accrual for loss. The scheduled purchase option values amounted to $67,485 at February 28, 2002 and $87,585 at May 31, 2001.

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

        Selected financial information for each reportable segment is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Net sales, excluding pass through sales:
Inventory and Logistic Services	$59,104	$84,208	$196,172	$282,177
Maintenance, Repair and Overhaul	50,395	63,569	162,233	187,632
Manufacturing	26,944	27,301	74,381	73,762
Aircraft and Engine Sales and Leasing	7,014	24,977	58,553	89,009

	$143,457	$200,055	$491,339	$632,580

Gross profit, before consideration of impairment charges:
Inventory and Logistic Services	$6,576	$13,081	$22,876	$45,494
Maintenance, Repair and Overhaul	7,115	12,991	24,538	34,128
Manufacturing	4,070	3,421	9,894	10,437
Aircraft and Engine Sales and Leasing	1,750	6,253	11,851	15,439

	$19,511	$35,746	$69,159	$105,498

PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries
Results of Operations
(In thousands except percentage data)

Factors Which May Affect Future Results

        The Company's future operating results and financial position may be adversely affected or fluctuate substantially on a quarterly basis as a result of the difficult commercial aviation environment due to the September 11, 2001 terrorist attacks and the events that followed, the relatively weak worldwide economic climate and other factors, including: (1) decline in demand for the Company's products and services if the Company's airline customers are unable to stabilize their financial condition or if more terrorist attacks are carried out in the U.S. or abroad; (2) the ability of the Company's customers to meet their financial obligations to the Company; (3) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were approximately 15.9% of total sales in fiscal 2001), will continue at levels previously experienced, since such sales are subject to competitive bidding and government funding; (4) access to the debt and equity capital markets to finance growth, which may be limited in light of industry conditions and Company performance; (5) changes in or noncompliance with laws and regulations that may affect certain of the Company's aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the Federal Aviation Administration ("FAA") and other regulatory agencies, both domestic and foreign; (6) competitors, including original equipment manufacturers, in the highly competitive aviation aftermarket industry that have greater financial resources than the Company; (7) product liability and property claims that may be in excess of the Company's substantial liability insurance coverage; (8) difficulties in being able to successfully integrate acquisitions and (9) fluctuating market values for aviation products and equipment in the current environment.

Critical Accounting Policies

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare these consolidated financial statements. The most significant estimates made by management of the Company include reserves for inventories and equipment on or available for short-term leases, allowance for doubtful accounts and loss accruals for aviation equipment operating leases. Accordingly, actual results could differ materially from those estimates. The following is a summary of certain accounting policies considered critical by management of the Company.

        Revenue Recognition    Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer. Service revenues and the related cost of services are generally recognized when customer-owned material is shipped to the customer. Lease revenues are recognized as earned.

        Allowance for Doubtful Accounts    The Company's allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected. In determining the required allowance, the Company considers factors such as customer credit history, overall and industry economic conditions and the customer's current financial performance.

        Inventories    Inventories are valued at the lower of cost or market. Cost is determined by either the specific identification, average cost or first-in, first-out method. Provisions are made for excess and obsolete inventories and inventories which have been impaired as a result of industry conditions. The assessment of the recoverability of excess, obsolete and impaired inventories is based on historical performance of the inventory, current aviation usage trends, estimated market values and expected future demand. Principally as a result of the tragic events of September 11, 2001, the Company recorded a significant charge related to impaired inventories during the second quarter ended November 30, 2001. Further reductions in demand for the Company's inventories or declining market values may result in additional impairment charges.

        Equipment on or Available for Short-term Leases    Lease revenue is recognized as earned. The cost of the asset under lease is original purchase price plus overhaul costs. Depreciation is computed using the straight-line method over the estimated service life of the equipment, and maintenance costs are expensed as incurred. The balance sheet classification is based on the lease term, with fixed-term leases less than twelve months classified as short-term and all others classified as long-term.

        Aviation Equipment Operating Leases    The Company from time to time leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases. The Company may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company for up to four years. If the Company elects not to renew a lease, the Company may elect either to (1) direct the lessor to sell the equipment at which time the Company would be required to reimburse the lessor for the shortfall, if any, between the proceeds on the sale and the scheduled purchase option price, or (2) purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow the Company to purchase the equipment at any time during a lease at its scheduled purchase option price. In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed the fair value of such equipment, the Company records an accrual for loss.

Three Month Period Ended February 28, 2002
(as compared with the same period of the prior year)

        As a result of the tragic events of September 11, which occurred at a time when the worldwide commercial airline environment was already under significant pressure principally due to weak worldwide economic conditions, most of the major U.S.-based commercial airlines announced substantial reductions in capacity, some in excess of 20 percent. While some airlines are beginning to add capacity back to the system, the reduction in air traffic and the resultant impact on the Company's commercial airline customers has had a dramatic effect on the Company's operating results when compared to the prior year.

        Consolidated sales for the third quarter ended February 28, 2002, excluding pass through sales in the prior year, decreased $56,598 or 28.3% compared to the same period in the prior year. The reduction in sales principally reflects the impact of reduced airline capacity, partially offset by increased sales to the U.S. military and its major contractors.

        In the Inventory and Logistic Services segment, sales decreased $25,104 or 29.8% primarily as a result of the reduction in airline capacity and reduced buying activity by many of the Company's airline customers, partially offset by increased sales of spares and logistic support for the U.S. military and its major contractors.

        Sales in the Maintenance, Repair and Overhaul segment decreased $13,174 or 20.7% as a result of lower sales to commercial airline customers primarily due to the reduction in airline capacity.

        In the Manufacturing segment, sales decreased $357 or 1.3% reflecting lower sales of the Company's cargo loading systems, partially offset by increased sales of products supporting the U.S. military tactical deployment requirements.

        In the Aircraft and Engine Sales and Leasing segment, sales declined $17,963 or 71.9% due to the industry-wide decrease in capital asset investment activity reflecting the difficult commercial airline environment, including lack of available financing and fluctuating market values for aircraft and engines.

        Consolidated gross profit decreased $16,235 or 45.4% over the prior year primarily as a result of lower sales and a reduction in the gross profit margin. The reduction in the consolidated gross profit margin was primarily attributable to margin pressure experienced in the Inventory and Logistic Services and Maintenance, Repair and Overhaul segments reflecting the difficult airline environment as well as the impact of reduced volume through many of the Company's facilities. The Manufacturing segment's gross profit margin increased over the prior year's quarter primarily due to increased sales of products supporting the U.S. military's tactical deployment requirements.

        Operating income decreased $12,416 or 99.7% compared to the prior year as a result of lower gross profit, partially offset by a reduction in selling, general and administrative expenses. The Company reduced its selling, general and administrative costs by $3,819 or 16.4% compared to the prior year period through its initiatives to reduce costs in the current weak environment, principally through lower personnel costs and reduced discretionary spending. Interest expense decreased $928 or 17.1% due to lower average outstanding borrowings and lower average interest rates on short-term borrowings in the current quarter compared to the same period last year. Interest income increased $202 or 44.9% as a result of an increase in average cash invested during the quarter.

Nine-Month Period Ended February 28, 2002
(as compared with the same period of last year)

        Consolidated sales for the nine-month period ended February 28, 2002, excluding pass through sales, decreased $141,241 or 22.3% compared to the same period in the prior year. The decline in sales reflects the difficult conditions in the commercial aviation industry.

        In the Inventory and Logistic Services segment, sales decreased $86,005 or 30.5% as a result of lower engine and airframe parts demand by commercial airline customers, partially offset by increased sales of spares and logistic support for the U.S. military and its contractors. In addition to the effects of reduced demand by its airline customers, the decline in engine parts sales (as well as the elimination of pass through sales) was also due to lower sales to a major customer for certain engine parts resulting principally from the Company's December 2000 conversion from exclusive engine parts supplier for this major customer to preferred supplier.

        In the Maintenance, Repair and Overhaul segment, sales decreased $25,399 or 13.5% reflecting reduced demand for certain aircraft component overhaul services primarily due to the reduction in airline capacity, partially offset by the favorable impact of the acquisition of Hermetic, which the Company acquired on September 29, 2000.

        In the Manufacturing segment, sales increased $619 as the Company experienced increased shipments of the products supporting the U.S. Military in their tactical deployment requirements, partially offset by lower sales of the Company's cargo loading systems.

        Sales in the Aircraft and Engine Sales and Leasing segment declined $30,456 or 34.2% primarily due to the industry-wide decrease in capital asset investment activity reflecting the difficult commercial airline environment, including lack of available financing and fluctuating market values for aircraft and engines.

        Consolidated gross profit, before consideration of impairment charges, decreased $36,339 or 34.4% as a result of lower sales and a reduction in the gross profit margin. The reduction in the consolidated gross profit margin was primarily attributable to margin pressure experienced in the Inventory and Logistic Services and Maintenance, Repair and Overhaul segments reflecting the difficult airline environment, as well as the impact of reduced volume through many of the Company's facilities. The Aircraft and Engine Sales and Leasing segment's gross profit percentage increased over the prior year primarily due to the mix of inventories sold.

        Operating income, before consideration of impairment and other special charges, decreased $28,471 or 84.3% compared to the prior year as a result of lower gross profit, partially offset by a reduction in selling, general and administrative expenses. The Company reduced its selling, general and administrative expenses by $7,868 or 11.0% compared to the same period in the prior year as a result of its initiatives to reduce costs in the current weak environment, primarily through lower personnel costs and reduced discretionary spending. Interest expense decreased $1,664 or 9.7% as a result of lower average short-term borrowings offset by interest on the $75,000 private placement of long-term debt, which was completed on June 7, 2001. Interest income increased $1,140 or 94.9% over the prior year period principally as a result of an increase in average cash invested.

        The Company recorded a net loss of $56,288 during the nine months ended February 28, 2002. Excluding the after-tax effect of the impairment and other special charges recorded during the second quarter of fiscal 2002 ($51,686), the Company's after-tax loss was $4,602.

AAR CORP. and Subsidiaries
Financial Condition
(In thousands except percentage data)

Liquidity and Capital Resources at February 28, 2002
(as compared with May 31, 2001)

        Historically, the Company has funded its growth, met it's contractual commitments and paid dividends through the generation of cash from operations, augmented by the periodic issuance of common stock and debt to the public and private markets. The Company also relies on an accounts receivable securitization program and finances certain aviation equipment with operating leases to provide additional liquidity. Although the Company successfully completed a private placement of long-term debt in June 2001 and a common stock offering in February 2002, the Company's ability to issue debt, borrow from its lenders or sell equity in the future may be negatively affected by a number of factors, including general economic conditions, aviation industry conditions and Company performance. The Company's ability to use the accounts receivable securitization program and aviation equipment operating leases is also dependent on those factors. The Company's ability to generate cash from operations is influenced primarily by the operating performance of the Company.

        At February 28, 2002, the Company's liquidity and capital resources included cash of $34,454 and working capital of $320,824. The Company's ratio of long-term debt to capitalization was 37.6%, up from 34.6% at May 31, 2001, and the Company's ratio of total debt to capitalization was 40.1% compared to 36.3% at May 31, 2001. The increase in the long-term debt to capitalization ratio is primarily attributable to the reduction in stockholders' equity as a result of the impairment and special charges recorded in the second quarter ended November 30, 2001. The Company continues to maintain its external sources of financing, including $93,226 of unused available committed bank lines, and a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold. To permit the Company to finance future growth, the Company is actively considering various financing alternatives which, depending on market conditions and the availability of capital, may include the issuance of debt or equity securities. The Company also has an accounts receivable securitization program under which the Company may sell an interest in a defined pool of accounts receivable. Cash proceeds from the sale of accounts receivable, net of retained interest, under this arrangement were $24,800 and $18,984, respectively, at February 28, 2002 and May 31, 2001. This resulted in a reduction of accounts receivable in those amounts on the February 28, 2002 and May 31, 2001 Consolidated Balance Sheets.

        During the nine-month period ended February 28, 2002, the Company increased its cash position by $20,645. The increase in cash from May 31, 2001 principally reflects the issuance of a $75,000 private placement of long-term debt in June 2001, a common stock offering in February 2002 which provided the Company with net proceeds of $34,334, and an increase in borrowings under its bank lines of $20,500. The increase to cash was partially offset by a final cash payment of $13,251 for the acquisition of Hermetic and the repayment of $65,000 notes on November 1, 2001. Also contributing to the net change in the Company's cash position were capital expenditures of $8,448, cash dividends of $3,633 and cash used in operating activities of $15,612.

        During the nine-month period ended February 28, 2002, the Company's operations used $15,612 of cash, principally reflecting investments in equipment on long-term lease and inventories, partially offset by a reduction in accounts receivable. For the most recent six-month period ended February 28, 2002, however, the Company generated $10,519 of cash flow from operations due to reductions in accounts receivable and equipment on or available for short-term lease, partially offset by investments in inventories and equipment on long-term lease.

        During the nine-month period ended February 28, 2002, the Company's investing activities used $23,526 of cash, primarily reflecting capital expenditures of $8,448 and the final cash payment for the Hermetic acquisition of $13,251, which was due and paid on June 1, 2001.

        During the nine-month period ended February 28, 2002, the Company's financing activities generated $59,754 of cash, primarily reflecting net proceeds from the common stock offering of $34,334, the issuance of $75,000 of long-term notes and an increase in borrowings under the Company's bank lines of $20,500. This was partially offset by the payment of the Company's $65,000 9.5% notes on November 1, 2001 and cash dividends of $3,633.

        A summary of long-term debt, non-cancelable operating lease commitments for aviation equipment, bank borrowings and accounts receivable securitization as of February 28, 2002 is as follows:

	Payments Due by Period
	Total		Within One Year	Within Two Years	Within Three Years	Within Four Years	Within Five Years	Beyond Five Years
Long-Term Debt	$190,055		$390	$51,409	$283	$285	$293	$137,395
Aviation Equipment
Operating Leases	75,716		5,932	7,628	13,441	29,242	19,473	—
Bank Borrowings	20,500	(1)	3,200	17,300	—	—	—	—
Securitization Program	24,800	(2)	—	—	24,800	—	—	—

Notes:

(1)
At February 28, 2002, the Company had committed bank lines of $116,945 on which $20,500 had been drawn and $3,219 utilized for letters of credit, leaving unused available committed bank lines of $93,226. The maturity dates for the lines of credit drawn are October 2, 2002, April 10, 2003 and February 4, 2004.

(2)
The current accounts receivable securitization program expires on August 30, 2004 and therefore has been reported in the "within three year" column.

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under the section entitled "Factors Which May Affect Future Results". Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company's control. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I, ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk includes fluctuating interest rates under its unsecured bank credit agreements, foreign exchange rates and accounts receivable. See Part I, Item 2 for a discussion on accounts receivable exposure. During the nine-month periods ended February 28, 2002 and 2001, the Company did not utilize derivative financial instruments to offset these risks.

        At February 28, 2002, $91,578 was available under credit lines with domestic banks under revolving credit and term loan agreements, and $1,648 was available under credit agreements with foreign banks (credit facilities). Interest on amounts borrowed under the credit facilities is LIBOR based. As of February 28, 2002, the outstanding balance under these agreements was $20,500. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the nine-month period ended February 28, 2002 would not have had a material impact on the financial position or results of operations of the Company.

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
February 28, 2002

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

        None

(b)
Reports on Form 8-K for Quarter ended February 28, 2002

        The Company filed a Form 8-K on February 20, 2002 reporting under Item 5 the sale of common stock during the three months ended February 28, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP. (Registrant)
Date: April 15, 2002	/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko Vice President and Chief Financial Officer (Principal Financial Officer and officer duly authorized to sign on behalf of registrant)
/s/ MICHAEL J. SHARP Michael J. Sharp Vice President—Controller (Principal Accounting Officer)

QuickLinks

AAR CORP. and Subsidiaries Quarterly Report on Form 10-Q February 28, 2002 Table of Contents
  PART I, ITEM 1—FINANCIAL STATEMENTS
AAR CORP. and Subsidiaries Notes to Condensed Consolidated Financial Statements February 28, 2002 (In thousands)
  PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART I, ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
AAR CORP. and Subsidiaries February 28, 2002
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE