Form 10-K
period 2002-05-31
AAR CORP
filed 2002-08-26
CIK 1750

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002	Commission file number 1-6263

AAR CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-2334820 (I.R.S. Employer Identification No.)
One AAR Place, 1100 N. Wood Dale Road, Wood Dale, Illinois (Address of Principal Executive Offices)	60191 (Zip Code)

Registrant's telephone number, including area code (630) 227-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange Chicago Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        At July 31, 2002, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $255,213,698 (based upon the closing price of the Common Stock at July 31, 2002 as reported on the New York Stock Exchange). The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

        On July 31, 2002, there were 31,866,062 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the definitive proxy statement relating to the Registrant's 2002 Annual Meeting of Stockholders, to be held October 9, 2002, are incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.    BUSINESS (Dollars in thousands)

        AAR CORP. and its subsidiaries are referred to herein collectively as "AAR" or "the Company," unless the context indicates otherwise. The Company was organized in 1955 as the successor to a business founded in 1951 and was reincorporated in Delaware in 1966. The Company is a leading independent provider of value-added products and services to the worldwide aviation industry.

        The Company reports its activities in four business segments: (i) Inventory and Logistic Services, (ii) Maintenance, Repair and Overhaul, (iii) Manufacturing and (iv) Aircraft and Engine Sales and Leasing.

        The Company's Inventory and Logistic Services segment activities include the purchase and sale of a wide variety of new, overhauled and repaired engine parts and components and airframe parts and components for the aviation aftermarket. The Company also provides customized inventory supply and management programs for engine and airframe parts and components in support of customer maintenance activities. The Company is also an authorized distributor for more than 150 leading aviation and aerospace product manufacturers. The Company acquires aviation products for the Inventory and Logistic Services segment from domestic and foreign airlines, independent aviation service companies, aircraft leasing companies and original equipment manufacturers.

        The Company's Maintenance, Repair and Overhaul segment activities include the overhaul, repair and exchange of a wide variety of airframe and engine parts and components for its commercial and military customers. Repair and overhaul capabilities include most commercial aircraft landing gear, a wide variety of avionics, instruments, electrical, electronic, fuel, hydraulic and pneumatic components and a broad range of internal airframe components. The Company also operates an aircraft maintenance facility providing airframe maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, military, regional, business and general aviation aircraft. AAR also operates an aircraft storage facility. The Company's repair and overhaul of parts and components also support inventory management activities within the Inventory and Logistic Services segment. The Company has 11 Federal Aviation Administration ("FAA") licensed repair stations in the United States and two in Europe to perform airframe and engine component overhaul services. AAR also provides turbine engine overhaul and parts supply services to industrial gas and steam turbine operators. On September 29, 2000 the Company purchased substantially all of the net assets of Hermetic Aircraft International ("Hermetic"), an aircraft component support company providing repair and distribution services to the North American aftermarket primarily on behalf of European aircraft component manufacturers.

        The Company's Manufacturing segment activities include the design, manufacture and installation of in-plane cargo loading and handling systems for commercial and military aircraft and helicopters. The Company also designs and manufactures advanced composite materials for commercial, business and military aircraft as well as advanced composite structures for the transportation industry. In addition, the Company manufactures and repairs a wide array of containers, pallets and shelters in support of military and humanitarian tactical deployment activities.

        The Company's Aircraft and Engine Sales and Leasing segment activities include the sale or lease of used commercial jet aircraft and the sale or lease of a wide variety of new, overhauled and repaired commercial jet engines.

        For each of its reportable segments, the Company furnishes aviation products and services primarily through its own employees. The principal customers for the Company's products and services in the Inventory and Logistic Services and Maintenance, Repair and Overhaul segments are domestic and foreign commercial airlines, regional and commuter airlines, business and general aviation operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies. In the Manufacturing segment, the Company's principal customers include domestic and foreign commercial airlines, aviation original equipment manufacturers and domestic and foreign military organizations. The principal customers in the Aircraft and Engine Sales and Leasing segment include domestic and foreign commercial airlines, aircraft and engine leasing companies and domestic military organizations. Sales of aviation products and services to commercial airlines are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft.

        Competition in the worldwide aviation/aerospace industry is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in both the Inventory and Logistic Services and the Maintenance, Repair and Overhaul segments include original equipment manufacturers (including the service divisions of the original equipment manufacturers), commercial airlines (including the maintenance divisions of large commercial airlines), and other independent suppliers of parts and services. In certain activities of the Company's Aircraft and Engine Sales and Leasing segment, the Company faces competition from financial institutions, syndicators, commercial and specialized leasing companies and other entities that provide financing. AAR's pallet, container and shelter manufacturing activities in its Manufacturing segment compete with several modest-sized private companies, and its cargo systems competitors include a number of divisions of large corporations. Although certain of the Company's competitors have substantially greater financial and other resources than the Company, AAR believes that it has maintained a satisfactory competitive position through its responsiveness to customer needs, its attention to quality and its unique combination of market expertise, technical capabilities and financial strength.

        At May 31, 2002, backlog believed to be firm was approximately $93,400 compared to $74,100 at May 31, 2001. An additional $16,300 of unfunded government options on awarded contracts also existed at May 31, 2002. Approximately $91,600 of this backlog is expected to be filled within the next 12 months. The increase in the Company's backlog is due primarily to increased orders in the Manufacturing and Inventory and Logistic Services segments.

        Certain of the Company's aviation-related activities and products are subject to licensing, certification and other requirements imposed by the FAA and other regulatory agencies, both domestic and foreign. The Company believes that it possesses all licenses and certifications that are material to the conduct of its business.

        At May 31, 2002, the Company employed approximately 2,200 persons worldwide.

        Sales to the U.S. Government, its agencies and its contractors were approximately $163,173 (25.5% of total sales), $139,072 (15.9% of total sales) and $132,048 (12.9% of total sales) in fiscal years 2002, 2001 and 2000, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of the Company's government contracts are for aviation products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high-technology military requirements, these products and services are less likely to be affected by significant changes in defense spending. The Company's contracts with the U.S. Government and its agencies are typically firm agreements to provide aviation products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government agency. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

        For additional information concerning the Company's business segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment Information" in Note 14 of Notes to Consolidated Financial Statements.

ITEM 2.    PROPERTIES

        The Company's principal activities in the Aircraft and Engine Sales and Leasing segment as well as aftermarket engine and airframe parts distribution activities in the Inventory and Logistic Services segment are conducted from a building owned by the Company in Wood Dale, Illinois. In addition to warehouse space, the facility includes executive, sales and administrative offices. New parts distribution activities in the Inventory and Logistic Services segment are conducted primarily in a building owned by the Company in Elk Grove Village, Illinois.

        Maintenance, Repair and Overhaul activities are conducted in buildings owned by the Company located in Garden City, Holtsville, and Frankfort, New York; Windsor, Connecticut and near Schiphol International Airport in The Netherlands. This segment also conducts overhaul and repair activities in buildings leased by the Company in Miami, Florida; London, England; Roswell, New Mexico; and Oklahoma City, Oklahoma.

        The Company's activities in the Manufacturing segment are conducted at facilities owned by the Company in Clearwater, Florida (subject to an industrial revenue bond); and Cadillac and Livonia, Michigan.

        The Company believes that its owned and leased facilities are suitable and adequate for its existing business.

ITEM 3.    LEGAL PROCEEDINGS

        Except as described below, the Company is not a party to any material, pending legal proceedings (including any governmental or environmental proceedings) other than routine litigation incidental to its existing business.

        A subsidiary of the Company ("subsidiary") received a letter dated June 14, 2002, from the Michigan Department of Environmental Quality ("MDEQ") relating to environmental conditions at and in the vicinity of the subsidiary's Cadillac, Michigan plant. The MDEQ alleges that the subsidiary's on-site groundwater purge and treatment system has not operated as required by a 1985 Consent Order between the subsidiary and the State of Michigan, thereby allowing contamination to spread and threaten residential drinking water wells to the west of the plant site. The MDEQ also alleges that a solvent was released at the plant site and caused contamination to reach the groundwater where it commingled with pre-existing contamination. The letter demands that the subsidiary perform additional environmental investigatory work, evaluate the effectiveness of the existing groundwater purge and treatment system, upgrade the equipment as needed and prepare and submit to the MDEQ a remedial action plan for the entire contaminated area related to the subsidiary's Cadillac plant. The letter further demands payment of environmental investigative costs already incurred by the MDEQ in the amount of $525 plus interest plus unspecified costs to be incurred in the future by the MDEQ. The letter indicates that the State is prepared to seek civil penalties if the subsidiary does not promptly negotiate an administrative consent order with the State and that the State may file a civil judicial action and place a lien on the subsidiary's plant site for the costs incurred and to be incurred by the State.

        The subsidiary plans to vigorously assert various defenses to the allegations and claims made by the State, including the defense that a 1985 Consent Order entered into with the State previously resolved most of the claims now asserted by the State. The subsidiary plans to bring technical information to the attention of the State to show that any post-Consent Decree release of hazardous substances, as alleged by the State, was de minimis. The subsidiary is in the process of developing its response to the State and will participate in settlement discussions which have been suggested by the State. It is not possible at this stage to determine the expenditures that may be required in connection with this matter. The subsidiary has received some funds from an insurance carrier to reimburse it for work done by the subsidiary under the 1985 Consent Decree and will seek further coverage for the matters in the June 14, 2002 MDEQ letter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each executive officer of the Company is set forth below:

Name	Age	Present Position with the Company
David P. Storch	49	President and Chief Executive Officer, Director
Joseph M. Gullion	52	Executive Vice President and Chief Operating Officer
Howard A. Pulsifer	59	Vice President; General Counsel, Secretary
Timothy J. Romenesko	45	Vice President and Chief Financial Officer
James J. Clark	42	Group Vice President, Maintenance, Repair and Overhaul

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

        Mr. Gullion has been Executive Vice President and Chief Operating Officer of the Company since June 1, 2001. Mr. Gullion joined the Company in March, 2001 as Vice President, Strategic Planning and Acquisitions. Prior to joining the Company, he was President of Boeing Airplane Services, Inc. from 1998 to 2001 and prior to that Vice President of Global Sales, Marketing, and New Business Development for Allied Signal Aerospace.

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

        Mr. Clark has been Group Vice President, Maintenance, Repair and Overhaul since 2000. Previously he was General Manager of AAR Aircraft Component Services—Amsterdam from 1995 to 2000 and in various other positions since joining the Company in 1982.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS
                  (Dollars in thousands, except per share amounts)

        The Company's Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On June 30, 2002 there were approximately 10,000 holders of the Company's Common Stock, including participants in security position listings.

        Certain of the Company's debt agreements contain provisions restricting the payment of dividends or repurchase of its shares. See Note 3 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, the Company may not pay dividends (other than stock dividends) or acquire its capital stock if, after giving effect to the aggregate amounts paid on or after June 1, 1995, such amounts exceed the sum of $20,000 plus 50% of Consolidated Net Income (Loss) of the Company after June 1, 1994. At May 31, 2002 unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares totaled approximately $32,413. At June 1, 2002, unrestricted consolidated retained earnings available to pay dividends and purchase the Company's shares decreased to $2,943, due to inclusion of 50% of Consolidated Net Loss of the Company for fiscal 2002.

        The table below sets forth for each quarter of the fiscal year indicated the reported high and low market prices of the Company's Common Stock on the New York Stock Exchange and the quarterly dividends declared.

	Fiscal 2002			Fiscal 2001
Per Common Share
	Market Prices			Market Prices
			Quarterly Dividends			Quarterly Dividends
Quarter	High	Low		High	Low
First	$17.25	$14.25	$.085	$15.19	$10.31	$.085
Second	17.25	7.15	.025	13.56	10.00	.085
Third	9.85	7.29	.025	15.19	10.31	.085
Fourth	13.65	7.44	.025	15.25	10.95	.085

			$.160			$.340

ITEM 6.    SELECTED FINANCIAL DATA
                  (In thousands, except per share amounts)

	For the Year Ended May 31,
	2002	2001	2000	1999	1998
RESULTS OF OPERATIONS
Sales	$638,721	$853,659	$957,525	$918,036	$782,123
Pass through sales(1)	—	20,596	66,808	132,572	74,514
Total sales	638,721	874,255	1,024,333	1,050,608	856,637
Gross profit	13,848	136,467	172,853	173,259	148,406
Operating income (loss)	(81,289)	40,390	70,658	77,381	64,716
Interest expense	19,798	21,887	23,431	18,567	14,494
Income (loss) before provision for income taxes	(98,229)	20,220	49,526	59,786	51,157
Net income (loss)	(58,939)	18,531	35,163	41,671	35,657

Share data:(2)
Earnings (loss) per share—basic	$(2.08)	$.69	$1.30	$1.51	$1.29
Earnings (loss) per share—diluted	$(2.08)	$.69	$1.28	$1.49	$1.27
Cash dividends per share	$.16	$.34	$.34	$.34	$.33
Average common shares outstanding—basic	28,282	26,913	27,103	27,549	27,588

Average common shares outstanding—diluted	28,282	26,985	27,415	28,006	28,174

FINANCIAL POSITION
Working capital	$286,192	$352,731	$345,304	$334,418	$319,252
Total assets	710,199	701,854	737,977	723,018	667,039
Short-term debt	42,525	13,652	26,314	420	237
Long-term debt	217,699	179,987	180,447	180,939	177,509
Total debt	260,224	193,639	206,761	181,359	177,746
Stockholders' equity	310,235	340,212	336,494	322,423	297,330

Number of shares outstanding at end of year(2)	31,870	26,937	26,865	27,381	27,717

Book value per share of common stock(2)	$9.73	$12.63	$12.53	$11.78	$10.73

Notes:

(1)
In connection with certain long-term inventory management programs, the Company purchased factory-new products on behalf of its customers from original equipment manufacturers. These products were purchased from the manufacturer and "passed through" to the Company's customers at the Company's cost. In December 2000, these inventory management programs were discontinued.

(2)
In February 2002, the Company sold 5,010 shares of common stock for $34,334, net of expenses.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS
                  (Dollars in thousands)

Factors Which May Affect Future Results

        The Company's future operating results and financial position may be adversely affected or fluctuate substantially on a quarterly basis as a result of the difficult commercial aviation environment exacerbated by the September 11, 2001 terrorist attacks and the events that followed, the relatively weak worldwide economic climate and other factors, including: (1) decline in demand for the Company's products and services and the ability of the Company's customers to meet their financial obligations to the Company, particularly in light of the poor financial condition of many of the world's commercial airlines; (2) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were approximately 25.5% of total sales in fiscal 2002), will continue at levels previously experienced, since such sales are subject to competitive bidding and government funding; (3) access to the debt and equity capital markets to finance growth, which may be limited in light of industry conditions and Company performance; (4) changes in or noncompliance with laws and regulations that may affect certain of the Company's aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (5) competitors, including original equipment manufacturers, in the highly competitive aviation aftermarket industry that have greater financial resources than the Company; (6) exposure to product liability and property claims that may be in excess of the Company's substantial liability insurance coverage; (7) difficulties in being able to successfully integrate future business acquisitions; (8) fluctuating market values for aviation products and equipment in the current aviation environment; (9) difficulty in re-leasing or selling aircraft and engines that are currently being leased on a long or short-term basis and (10) environmental proceedings as described in Item 3.

Critical Accounting Policies

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare the consolidated financial statements. The most significant estimates made by management of the Company include adjustments to reduce the value of inventories and equipment on or available for lease, allowance for doubtful accounts and loss accruals for aviation equipment operating leases. Accordingly, actual results could differ materially from those estimates. The following is a summary of certain accounting policies considered critical by management of the Company.

        Allowance for Doubtful Accounts    The Company's allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected. In determining the required allowance, the Company considers factors such as customer credit history, overall and industry economic conditions and the customer's current financial performance.

        Inventories    Inventories are valued at the lower of cost or market. Cost is determined by either the specific identification, average cost or first-in, first-out method. Provisions are made for excess and obsolete inventories and inventories which have been impaired as a result of industry conditions. The Company has utilized certain assumptions in determining the recoverability of excess, obsolete and impaired inventories, such as the historical performance of the inventory, existing and expected future aviation usage trends, estimated market values and expected future demand. Principally as a result of the tragic events of September 11, 2001, the Company recorded a significant charge for impaired inventories during the second quarter ended November 30, 2001 utilizing those assumptions. Further reductions in demand for certain of the Company's inventories or declining market values, as well as differences between actual results and the assumptions utilized by the Company when determining the market value of assets, would result in additional impairment charges in future periods.

Critical Accounting Policies (continued)

        Equipment on or Available for Lease    Lease revenue is recognized as earned. The cost of the asset under lease is original purchase price plus overhaul costs. Depreciation is computed using the straight-line method over the estimated service life of the equipment, and maintenance costs are expensed as incurred. The balance sheet classification is based on the lease term, with fixed-term leases less than twelve months classified as short-term and all others classified as long-term.

        Aviation Equipment Operating Leases    The Company from time to time leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases. The Company may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company for up to four years. If the Company elects not to renew a lease, the Company may elect either to (i) direct the lessor to sell the equipment at which time the Company would be required to reimburse the lessor for the shortfall, if any, between the proceeds on the sale and the scheduled purchase option price, or (ii) purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow the Company to purchase the equipment at any time during a lease at its scheduled purchase option price. In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed estimated undiscounted cash inflows related to the equipment, the Company records an accrual for loss.

Results of Operations

        The Company reports its activities in four business segments: Inventory and Logistic Services, Maintenance, Repair and Overhaul, Manufacturing and Aircraft and Engine Sales and Leasing. The table below sets forth consolidated sales for the Company's four business segments for each of the last three fiscal years ended May 31.

	For the Year Ended May 31,
	2002	2001	2000
Sales:
Inventory and Logistic Services	$258,067	$366,562	$406,053
Maintenance, Repair and Overhaul	216,727	257,117	240,274
Manufacturing	99,558	97,154	119,933
Aircraft and Engine Sales and Leasing	64,369	132,826	191,265

	$638,721	$853,659	$957,525

Three-Year Sales Summary

        Over the last three fiscal years, consolidated sales, excluding pass through sales, decreased from $957,525 in fiscal 2000 to $638,721 in fiscal 2002. Total sales, which include pass through sales, declined from $1,024,333 in fiscal 2000 to $638,721 in fiscal 2002.

        During fiscal 2001, the Company experienced lower demand for its products and services from its commercial airline customers as those customers experienced a decline in profitability as a result of an overall economic slowdown and higher fuel prices. Sales were also lower in fiscal 2001 compared to fiscal 2000 due to the mutual agreement with a major customer to unwind an engine parts inventory management program in mid-fiscal 2001.

        As a result of the tragic events of September 11, 2001, which occurred at a time when the worldwide commercial airline environment was already under significant pressure principally due to the aforementioned weak worldwide economic conditions, most of the major U.S. based commercial airlines announced substantial reductions in capacity, some in excess of 20%. Commercial airlines accelerated their older generation aircraft fleet retirement plans. The reduction in capacity and the financial impact of September 11, 2001 on the Company's commercial airline customers had a dramatic effect on the Company's fiscal 2002 operating results when compared to fiscal 2001 and 2000. More recently, three major U.S. commercial airlines have announced restructuring plans as a result of the continuing difficult economic conditions in the airline industry. One has filed bankruptcy as part of its restructuring plans and another has warned that it may have to do so. These restructurings are likely to result in further reductions in industry capacity. The Company will review its business lines and capacity and take appropriate actions consistent with changing industry demands.

Fiscal 2002 Compared with Fiscal 2001

        Consolidated sales in fiscal 2002, excluding pass through sales, decreased $214,938 or 25.2% compared to fiscal 2001 as the Company experienced lower sales in three of its four segments.

        In the Inventory and Logistic Services segment, fiscal 2002 sales declined $108,495 or 29.6% primarily as a result of lower demand for engine and airframe parts from the Company's customers due to reduced airline capacity, including the accelerated retirement of older generation aircraft, partially offset by increased sales of spares and logistic support for the U.S. military and its contractors. The decline in engine parts sales was also due to lower sales to a major program customer for certain engine parts due principally to the impact of the dissolution of the Company's exclusive engine parts support agreement with this major customer, which occurred in December 2000. The elimination of pass through sales was also attributable to this factor.

        In the Maintenance, Repair and Overhaul segment, sales decreased $40,390 or 15.7% primarily due to the reduction in airline capacity, partially offset by the favorable full-year impact of sales of Hermetic, which the Company acquired on September 29, 2000. Fiscal 2002 and 2001 revenues for Hermetic included in consolidated sales were approximately $18,750 and $13,100, respectively.

        In the Manufacturing segment, sales increased $2,404 or 2.5% as the Company experienced increased shipments of products supporting the U.S. Military's tactical deployment requirements, partially offset by lower sales of the Company's cargo loading systems.

        Sales in the Aircraft and Engine Sales and Leasing segment declined $68,457 or 51.5% primarily due to the commercial aviation industry-wide reduction in capital asset investment activity reflecting the difficult commercial airline environment, including lack of available financing and fluctuating market values for aircraft and engines.

        Prior to September 11, 2001 the Company was executing its plan to reduce its investment in support of older generation aircraft in line with the commercial airlines' scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry which brought about a rapid acceleration of those retirement plans. System-wide capacity had been reduced by approximately 20% and many airlines cancelled or deferred new aircraft deliveries. Based on management's assessment of these and other conditions, the Company reduced the value and provided loss accruals for certain of its inventories and equipment leases which support older generation aircraft by $75,900 during the three-month period ended November 30, 2001. This charge is reflected on the Consolidated Statement of Operations as "Cost of sales—impairment charges".

        In addition, the Company recorded other charges of $10,100 during the three-month period ended November 30, 2001 principally related to an increase in the allowance for doubtful accounts to reflect its inability to recover certain accounts receivable. This charge is reflected on the Consolidated Statement of Operations as "Special charges".

        Consolidated gross profit before consideration of impairment charges decreased $46,719 or 34.2% as a result of lower sales and a reduction in the consolidated gross profit margin. The reduction in the consolidated gross profit margin was principally due to margin pressure experienced in the Inventory and Logistic Services and Maintenance, Repair and Overhaul segments, as well as lower volume through most of the facilities within those two segments. The Aircraft and Engine Sales and Leasing segment's gross profit percentage increased over the prior year due to the mix of products sold.

        Operating income, before consideration of impairment and other special charges, decreased $35,679 from the prior year as a result of lower gross profit, partially offset by a reduction in selling, general and administrative expenses. During fiscal 2002, the Company reduced its selling, general and administrative expenses by $11,040 or 11.5% through lower personnel costs and reduced discretionary spending. Interest expense decreased $2,089 over the prior year principally as a result of lower average short-term borrowings outstanding during the year and interest income increased $1,141 over the prior year primarily as a result of an increase in average cash invested.

        The Company's effective income tax benefit rate for fiscal 2002 was 40.0% and includes a $2,000 reduction in income tax expense representing the reversal of Federal income tax liabilities.

        The Company recorded a net loss of $58,939 during fiscal 2002 due to the factors discussed above.

Fiscal 2001 Compared with Fiscal 2000

        Consolidated sales in fiscal 2001, excluding pass through sales, decreased $103,866 or 10.8% compared to the prior year as the Company experienced lower sales in three of its four segments.

        In the Inventory and Logistic Services segment, fiscal 2001 sales declined $39,491 or 9.7% compared to fiscal 2000 primarily as a result of lower sales of engine parts and components. The decline in engine parts sales was primarily the result of reduced demand by a major customer for certain engine parts due principally to fewer engine shop visits to this customer for the engine types the Company supports, and from the impact of converting the Company's exclusive engine parts support agreement with this major customer to preferred status, which occurred in December 2000. The reduction in pass through sales of $46,212 also was attributable to these factors.

        In the Maintenance, Repair and Overhaul segment, fiscal 2001 sales increased over the prior year $16,843 or 7.0%, primarily as a result of the favorable impact of the sales of Hermetic, which the Company acquired on September 29, 2000. Fiscal 2001 revenues for Hermetic included in consolidated sales were approximately $13,100.

        Sales in the Manufacturing segment declined $22,779 or 19.0% compared to fiscal 2000 primarily as a result of lower sales of products supporting the U.S. Government's rapid deployment program, and lower sales of the Company's cargo systems and composite structure products.

        In the Aircraft and Engine Sales and Leasing segment, sales declined $58,439 or 30.6% compared to fiscal 2000 primarily as a result of lower revenue in the Company's aircraft sales business. The decline in aircraft sales is mainly due to the type of aircraft sold in fiscal 2001 compared to those sold in fiscal 2000.

        Consolidated gross profit decreased $36,386 or 21.1% over the prior year due to the impact of lower sales and a reduction in the consolidated gross profit margin. The decline in the gross profit margin was attributable to lower margins in the Inventory and Logistic Services segment due to pricing pressure on older technology engine parts and reduced demand from a major inventory management program customer. Gross profit margins were also lower in the Manufacturing segment reflecting lower demand for certain of the Company's manufactured products. The consolidated gross profit margin was also negatively impacted by a $5,400 provision recorded in the fourth quarter of fiscal 2001 to adjust certain inventories previously used to support the major program customer to their net realizable value.

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

        The Company's effective income tax rate for fiscal 2001 was 8.4% compared to 29.0% for fiscal 2000. The fiscal 2001 provision for income taxes includes a reduction in income tax expense of $3,300. This adjustment represents the reversal of Federal and state income tax accrued liabilities for years prior to fiscal 1998, which are now closed to assessments.

        Consolidated net income declined $16,632 as a result of the factors discussed above.

Liquidity and Capital Resources

        Historically, the Company has funded its growth, met its contractual commitments and paid dividends through the generation of cash from operations, augmented by the periodic issuance of common stock and debt to the public and private markets. The Company also relies on its unsecured bank credit arrangements, an accounts receivable securitization program and finances certain aviation equipment with operating leases to provide additional liquidity. Although the Company successfully completed a private placement of long-term debt in June 2001 and a common stock offering in February 2002, the Company's ability to issue debt, borrow from its lenders or sell equity securities in the future may be negatively affected by a number of factors, including general economic conditions, aviation industry conditions and Company performance. The Company's ability to use the accounts receivable securitization program and aviation equipment operating leases is also dependent on those factors. The Company's ability to generate cash from operations is influenced primarily by the operating performance of the Company.

        At May 31, 2002, the Company's liquidity and capital resources included cash of $34,522 and working capital of $286,192. At May 31, 2002, the Company's ratio of long-term debt to capitalization was 41.2%, up from 34.6% at May 31, 2001 and at May 31, 2002, the Company's ratio of total debt to capitalization was 45.6% compared to 36.3% at May 31, 2001. The increase in the long-term debt to capitalization ratio is primarily attributable to the reduction in stockholders' equity as a result of the impairment and special charges recorded in the second quarter ended November 30, 2001. The Company continues to maintain its external sources of financing, including committed bank lines and a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

        At May 31, 2002, aggregate committed unsecured bank credit arrangements were $117,110. Of this amount, $115,000 was available under revolving credit and term loan agreements with four domestic banks and $2,110 was available under credit agreements with one foreign bank. Borrowings outstanding under these arrangements were $40,500 and $0 at May 31, 2002 and 2001, respectively. Two of the domestic credit agreements have commitment amounts that reduce by $5,000 each every six months, beginning June 29, 2002 until the time of their maturity. The aggregate commitment amounts of the domestic bank credit arrangements are as follows:

Date of Availability	Amount
May 31, 2002	$115,000
June 30, 2002	105,000
October 31, 2002	95,000
December 31, 2002	85,000
April 11, 2003	30,000
June 30, 2003	25,000
December 31, 2003	20,000

        To permit the Company to finance future growth, the Company is actively considering various financing alternatives which, depending on market conditions and the availability of capital, may include the issuance of debt or equity securities. The Company has an accounts receivable securitization program under which the Company may sell an interest in a defined pool of accounts receivable. Cash proceeds from the sale of accounts receivable, net of retained interest, under this arrangement were $20,100 and $18,984, at May 31, 2002 and May 31, 2001 respectively. This resulted in a reduction of accounts receivable in those amounts on the May 31, 2002 and May 31, 2001 Consolidated Balance Sheets.

        During the twelve-month period ended May 31, 2002, the Company increased its cash position by $20,713. The increase in cash from May 31, 2001 principally reflects the issuance of a $75,000 private placement of long-term debt in June 2001, a common stock offering in February 2002 which provided the Company with net proceeds of $34,334, and an increase in borrowings under its bank lines of $40,500. The increase to cash was partially offset by a final cash payment of $13,251 for the acquisition of Hermetic and the repayment of $65,000 in notes on November 1, 2001. Also contributing to the net change in the Company's cash position were capital expenditures of $12,112, cash dividends of $4,430 and cash used in operating activities of $33,315.

        During the twelve-month period ended May 31, 2002, the Company's operations used $33,315 of cash, principally reflecting investments in equipment on long-term lease and inventories, partially offset by a reduction in accounts receivable.

        During the twelve-month period ended May 31, 2002, the Company's investing activities used $24,977 of cash, primarily reflecting capital expenditures of $12,112 and the final cash payment for the Hermetic acquisition of $13,251, which was due and paid on June 1, 2001.

        During the twelve-month period ended May 31, 2002, the Company's financing activities generated $78,895 of cash, primarily reflecting net proceeds from the common stock offering of $34,334, the issuance of $75,000 of long-term notes and an increase in borrowings under the Company's bank lines of $40,500. This was partially offset by the payment of the Company's $65,000 9.5% notes on November 1, 2001 and cash dividends of $4,430.

        A summary of long-term debt, non-cancelable operating lease commitments for aviation equipment, bank borrowings and accounts receivable securitization as of May 31, 2002 is as follows:

	Payments Due by Period
	Total		Within One Year	Within Two Years	Within Three Years	Within Four Years	Within Five Years	Beyond Five Years
On Balance Sheet:
Long-Term Debt	$219,724		$2,025	$53,037	$1,915	$20,817	$4,615	$137,315
Bank Borrowings	40,500	(1)	26,400	14,100	—	—	—	—
Off Balance Sheet:
Aviation Equipment Operating Leases	39,590		3,264	3,196	3,962	12,622	2,246	14,300
Facilities and Equipment Operating Leases	13,383		4,545	3,582	2,417	1,628	1,211	—
Accounts Receivable Securitization Program	20,100	(2)	20,100	—	—	—	—	—

Notes:

(1)
At May 31, 2002, the Company had committed bank lines of $117,110 of which $40,500 had been drawn and $4,330 utilized for letters of credit, leaving unused available committed bank lines of $72,280. The maturity dates for the lines of credit drawn are October 2, 2002, April 10, 2003 and February 4, 2004.

(2)
The accounts receivable securitization program expires on August 30, 2004, however, on an annual basis, the financial institution has the option to not renew funding of the program. The financial institution has informed the Company that it does not wish to renew funding of the program effective November 30, 2002. The Company is in discussions with other financial institutions regarding funding this program.

(3)
The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2002 was approximately $18,287.

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under this Item 7 entitled "Factors Which May Affect Future Results". Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company's control. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk includes fluctuating interest rates under its unsecured bank credit agreements, foreign exchange rates and accounts receivable. See Item 7 "Critical Accounting Policies" for a discussion on accounts receivable exposure. During fiscal 2002 and 2001, the Company did not utilize derivative financial instruments to offset these risks.

        At May 31, 2002, $70,485 was available under credit lines with domestic banks under revolving credit and term loan agreements, and $1,795 was available under credit agreements with foreign banks (credit facilities). Interest on amounts borrowed under the credit facilities is LIBOR based. As of May 31, 2002, the outstanding balance under these agreements was $40,500. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2002 would have reduced the Company's pre-tax income by approximately $108 during fiscal 2002.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois
June 26, 2002

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31,
	2002	2001	2000
	(In thousands except per share data)
Sales:
Sales from products and leasing	$557,813	$753,104	$859,214
Sales from services	80,908	100,555	98,311
Pass through sales	—	20,596	66,808

	638,721	874,255	1,024,333

Costs and operating expenses:
Cost of products and leasing	480,415	636,349	706,042
Cost of services	68,558	80,843	78,630
Cost of pass through sales	—	20,596	66,808
Cost of sales—impairment charges	75,900	—	—
Selling, general and administrative and other	85,037	96,077	102,195
Special charges	10,100	—	—

	720,010	833,865	953,675

Operating income (loss)	(81,289)	40,390	70,658
Interest expense	(19,798)	(21,887)	(23,431)
Interest income	2,858	1,717	2,299

Income (loss) before provision for income taxes	(98,229)	20,220	49,526
Provision (benefit) for income taxes	(39,290)	1,689	14,363

Net income (loss)	$(58,939)	$18,531	$35,163

Earnings (loss) per share of common stock—basic	$(2.08)	$.69	$1.30

Earnings (loss) per share of common stock—diluted	$(2.08)	$.69	$1.28

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2002	2001
	(In thousands)
Current assets:
Cash and cash equivalents	$34,522	$13,809
Accounts receivable	77,528	115,187
Inventories	238,032	263,099
Equipment on or available for short-term leases	48,556	57,491
Deposits, prepaids and other	15,357	20,522
Deferred tax assets	22,661	8,015

Total current assets	436,656	478,123

Property, plant and equipment, at cost:
Land	6,595	6,893
Buildings and improvements	70,227	70,258
Equipment, furniture and fixtures	121,403	125,234

	198,225	202,385
Accumulated depreciation	(95,634)	(93,478)

	102,591	108,907

Other assets:
Investment in leveraged leases	29,088	28,715
Cost in excess of underlying net assets of acquired companies, net	45,906	45,375
Equipment on long-term leases	42,910	—
Other	53,048	40,734

	170,952	114,824

	$710,199	$701,854

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	May 31,
	2002	2001
	(In thousands)
Current liabilities:
Short-term debt	$40,500	$—
Current maturities of long-term debt	394	410
Notes payable	1,631	13,242
Accounts payable	49,529	73,975
Accrued liabilities	54,563	35,706
Accrued taxes on income	3,847	2,059

Total current liabilities	150,464	125,392

Long-term debt, less current maturities	217,699	179,987
Deferred tax liabilities	30,601	55,063
Retirement benefit obligation	1,200	1,200

	249,500	236,250

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 33,568 and 29,371 shares, respectively	33,568	29,371
Capital surplus	165,188	148,316
Retained earnings	156,479	219,848
Treasury stock, 1,698 and 2,434 shares at cost, respectively	(26,986)	(39,041)
Unearned restricted stock awards	(1,138)	(2,499)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	(10,224)	(12,731)
Minimum pension liability	(6,652)	(3,052)

	310,235	340,212

	$710,199	$701,854

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2002

	Common Stock		Treasury Stock				Unearned Restricted Stock Awards	Accumulated Other Comprehensive Income (Loss)
					Capital Surplus	Retained Earnings			Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, May 31, 1999	28,998	$28,998	1,617	$(25,463)	$144,095	$184,529	$(3,612)	$(6,124)
Net income	—	—	—	—	—	35,163	—	—	$35,163
Cash dividends	—	—	—	—	—	(9,218)	—	—	—
Treasury stock	—	—	686	(11,773)	—	—	—	—	—
Exercise of stock options and stock awards	170	170	—	—	2,462	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	591	—	—
Adjustment for net translation gain (loss)	—	—	—	—	—	—	—	(3,324)	(3,324)

Comprehensive income for fiscal 2000									$31,839

Balance, May 31, 2000	29,168	$29,168	2,303	$(37,236)	$146,557	$210,474	$(3,021)	$(9,448)
Net income	—	—	—	—	—	18,531	—	—	$18,531
Cash dividends	—	—	—	—	—	(9,157)	—	—	—
Treasury stock	—	—	131	(1,805)	—	—	—	—	—
Exercise of stock options and stock awards	203	203	—	—	1,759	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	522	—	—
Adjustment for net translation gain (loss)	—	—	—	—	—	—	—	(3,283)	(3,283)
Minimum pension liability	—	—	—	—	—	—	—	(3,052)	(3,052)

Comprehensive income for fiscal 2001									$12,196

Balance, May 31, 2001	29,371	$29,371	2,434	$(39,041)	$148,316	$219,848	$(2,499)	$(15,783)
Net income	—	—	—	—	—	(58,939)	—	—	$(58,939)
Cash dividends	—	—	—	—	—	(4,430)	—	—	—
Issuance of common stock	4,147	4,147	(863)	13,783	16,404	—	—	—	—
Treasury stock	—	—	127	(1,728)	—
Exercise of stock options and stock awards Awards	50	50	—	—	468	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	1,361	—	—
Adjustment for net translation gain (loss)	—	—	—	—	—	—	—	2,507	2,507
Minimum pension liability	—	—	—	—	—	—	—	(3,600)	(3,600)

Comprehensive income for fiscal 2002									$(60,032)

Balance, May 31, 2002	33,568	$33,568	1,698	$(26,986)	$165,188	$156,479	$(1,138)	$(16,876)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(58,939)	$18,531	$35,163
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	22,496	20,639	20,221
Deferred taxes	(2,394)	(312)	9,570
Impairment and other special charges, net of tax	51,686	—	—
Changes in certain assets and liabilities, excluding effects of acquired businesses:
Accounts receivable	24,363	20,712	31,532
Inventories	(31,749)	17,887	(6,644)
Equipment on or available for short-term leases	12,229	294	(28,441)
Equipment on long-term lease	(30,025)	—	—
Accounts and trade notes payable	(25,261)	(35,034)	(21,536)
Accrued liabilities and taxes on income	5,861	79	(13,786)
Other, primarily prepaids	(1,582)	3,297	(16,028)

Net cash provided from (used in) operating activities	(33,315)	46,093	10,051

Cash flows from investing activities:
Property, plant and equipment expenditures, net	(12,112)	(13,134)	(22,344)
Business acquisition	(13,251)	(3,200)	—
Proceeds from sale of business and facility	2,229	—	—
Investment in leveraged leases	(373)	5,446	(434)
Other	(1,470)	13,029	(431)

Net cash provided from (used in) investing activities	(24,977)	2,141	(23,209)

Cash flows from financing activities:
Proceeds from borrowings	115,504	—	25,885
Reduction in borrowings	(65,411)	(26,364)	(484)
Proceeds from stock offering	34,334	—	—
Cash dividends	(4,430)	(9,157)	(9,218)
Purchases of treasury stock	(205)	(211)	(10,530)
Other	(897)	116	376

Net cash provided from (used in) financing activities	78,895	(35,616)	6,029

Effect of exchange rate changes on cash	110	(50)	120

Increase (decrease) in cash and cash equivalents	20,713	12,568	(7,009)
Cash and cash equivalents, beginning of year	13,809	1,241	8,250

Cash and cash equivalents, end of year	$34,522	$13,809	$1,241

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

  Description of Business

        AAR CORP. ("the Company") supplies a variety of products and services to the worldwide aviation/aerospace industry. Products and services are sold primarily to commercial, domestic and foreign airlines; business aircraft operators; aviation original equipment manufacturers; aircraft leasing companies; domestic and foreign military agencies and independent aviation support companies.

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.

  Revenue Recognition

        Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer. Service revenues and the related cost of services are generally recognized when customer owned material is shipped to the customer. Sales and related cost of sales on long-term manufacturing contracts and on certain large airframe maintenance contracts are recognized by the percentage of completion method, based on the relationship of costs incurred to date to estimated total costs under the respective contracts. Lease revenues are recognized as earned.

        Prior to fiscal 2002, in connection with certain long-term inventory management programs, the Company purchased factory-new products on behalf of customers from original equipment manufacturers. These products were purchased from the manufacturer, included in the Company's inventory, and "passed through" to the customer at the Company's cost. These sales are reported as "pass through" sales on the Consolidated Statements of Operations. In fiscal 2001, these inventory management programs were discontinued and as a result the Company no longer has pass through sales.

  New Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" effective for business combinations after June 30, 2001, and SFAS No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. Early adoption of SFAS No. 142 was permitted for companies with a fiscal year beginning after March 2001, provided that the first quarter financial statements had not previously been issued. The Company adopted these statements in the first quarter of fiscal 2002. As a result of adoption of SFAS No. 142, the Company did not record any goodwill amortization for the fiscal year ended May 31, 2002. If goodwill amortization not been recorded for the fiscal years ended May 31, 2001 and 2000, net income and earnings per share would have been as follows:

	For the Year Ended May 31,
	2001	2000
Reported net income	$18,531	$35,163
Elimination of goodwill, net of income taxes	1,409	1,342

Pro forma net income	$19,940	$36,505

Reported earnings per share—basic	$.69	$1.30
Elimination of goodwill, net of income taxes	.05	.05

Pro forma earnings per share—basic	$.74	$1.35

Reported earnings per share—diluted	$.69	$1.28
Elimination of goodwill, net of income taxes	.05	.05

Pro forma earnings per share—diluted	$.74	$1.33

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2002 and 2001, cash equivalents of approximately $0 and $139, respectively, represent investments in funds holding U.S. Government agency-issued securities. The carrying amount of cash equivalents approximates fair value at May 31, 2002 and 2001, respectively.

  Transfer of Financial Assets

        During fiscal 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires the Company to recognize the financial and servicing assets it controls and the liabilities it has incurred, and to derecognize financial assets when control has been surrendered.

        One of the Company's consolidated subsidiaries, a special purpose entity, has an agreement (securitization) with a major financial institution to sell an undivided interest in its accounts receivable up to $35,000. The agreement involves the sale of accounts receivable by certain of the Company's domestic subsidiaries to the special purpose entity which in turn sells the accounts receivable to the financial institution. Accounts receivable greater than 120 days past due are not eligible to be sold to the financial institution. The Company retains collection and administrative responsibilities for the accounts receivable sold. The accounts receivable securitization program expires on August 30, 2004. However, on an annual basis, the financial institution has the option to not renew funding of the program. The financial institution has informed the Company that it does not wish to renew funding of the program effective November 30, 2002. The Company is in discussions with other financial institutions regarding funding this program.

        At May 31, 2002, accounts receivable sold under the program were $30,918, and the cash proceeds from the transaction were $20,100. This resulted in a $20,100 reduction in accounts receivable on the May 31, 2002 consolidated balance sheet. At May 31, 2001, accounts receivable sold under the program were $30,455 and the cash proceeds were $18,984. This resulted in an $18,984 reduction in accounts receivable on the May 31, 2001 consolidated balance sheet. The retained undivided interest of $10,818 and $11,471 as of May 31, 2002 and 2001, respectively, are included in accounts receivable at fair value, which takes into consideration expected credit losses based on the specific identification of uncollectable accounts. Since substantially all accounts receivable sold carry 30 day payment terms, the retained interest is not discounted.

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

  Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject the Company to concentrations of market or credit risk consist principally of trade receivables. While the Company's trade receivables are diverse based on the number of entities and geographic regions, the majority are with the U.S. Government, its agencies and contractors and entities in the aviation/aerospace industry. The Company performs evaluations of customers' financial condition prior to extending credit privileges and performs ongoing credit evaluations of payment experience, current financial condition and risk analysis. The Company typically requires collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions other than on normal trade terms.

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

  Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out method.

        The following is a summary of inventories:

	May 31,
	2002	2001
Raw materials and parts	$54,708	$55,851
Work-in-process	20,987	20,208
Purchased aircraft, parts, engines and components held for sale	162,337	187,040

	$238,032	$263,099

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

        Equipment on short-term leases consists of aircraft engines and parts on or available for lease to satisfy customers' immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to twelve months. Equipment on long-term lease consist of aircraft and engines on lease with commercial airlines for more than twelve months.

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

        The Company has ownership rights to the leased assets and is entitled to the tax deductions for depreciation on the leased assets and for interest on the secured debt financing.

Income Taxes

        Income taxes are determined in accordance with SFAS No. 109.

  Statements of Cash Flows

        Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2002	2001	2000
Interest paid	$16,817	$21,700	$22,800
Income taxes paid	1,960	3,200	11,300
Income tax refunds and interest received	4,075	6,900	500
Noncash operating and financing activities:
Assets acquired with assumption of notes payable	$29,737	$—	$—

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

2.    Impairment and Special Charges

        Prior to September 11, 2001 the Company was executing its plan to reduce its investment in support of older generation aircraft in line with the commercial airlines' scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry, which brought about a rapid acceleration of those retirement plans. System-wide capacity was reduced by approximately 20% and many airlines cancelled or deferred new aircraft deliveries. Based on management's assessment of these and other conditions, the Company reduced the value and provided loss accruals for certain of its inventories and equipment leases which support older generation aircraft by $75,900, of which $57,900 is related to the Inventory and Logistic Services segment and $18,000 is related to the Aircraft and Engine Sales and Leasing segment. This charge was recorded on the Consolidated Statement of Operations during the three-month period ended November 30, 2001 as "Cost of sales—impairment charges".

        In addition, the Company recorded special charges of $10,100 during the three-month period ended November 30, 2001 principally related to an increase in the allowance for doubtful accounts to reflect its inability to recover certain accounts receivable. This charge is reflected on the Consolidated Statement of Operations as "Special charges".

3.    Financing Arrangements

        Short-term borrowing activity was as follows:

	For the Year Ended May 31,
	2002	2001	2000
Maximum amount borrowed	$80,000	$110,500	$127,600
Average daily borrowings	36,152	71,917	94,881
Average interest rate during the year	2.98%	6.7%	5.9%

        At May 31, 2002, aggregate unsecured bank credit arrangements were $117,110. Of this amount, $115,000 was committed under revolving credit and term loan agreements with domestic banks and $2,110 was committed under credit agreements with a foreign bank. There are no compensating balance requirements in connection with domestic or foreign lines of credit. Two of the domestic credit agreements have commitment amounts that reduce by $5,000 each every six months, beginning June 29, 2002 until the time of maturity. The aggregate commitment amounts of the domestic banks is as follows:

Date of Availability	Amount
May 31, 2002	$115,000
June 30, 2002	105,000
October 31, 2002	95,000
December 31, 2002	85,000
April 11, 2003	30,000
June 30, 2003	25,000
December 31, 2003	20,000

        Interest on amounts borrowed under the credit facilities is LIBOR based. Borrowings outstanding under these agreements at May 31, 2002 were $40,500. There are no compensating balance requirements on any of the committed lines, but the Company is required to pay a commitment fee. There are no restrictions on the withdrawal or use of these funds.

        Long-term debt was as follows:

	May 31,
	2002	2001
Notes payable due October 15, 2003 with interest of 7.25% payable semi-annually on April 15 and October 15	$50,000	$50,000
Notes payable due December 15, 2007 with interest of 6.875% payable semi-annually on June 15 and December 15	60,000	60,000
Notes payable due May 15, 2008 with interest of 7.98% payable semi-annually on June 1 and December 1	20,000	—
Notes payable due May 15, 2011 with interest of 8.39% payable semi-annually on June 1 and December 1	55,000	—
Notes payable due November 1, 2001 with interest of 9.5% payable semi-annually on May 1 and November 1	—	65,000
Notes payable due June 29, 2005 and June 29, 2006 with interest of 1.91% payable monthly (see Note 8)	29,737	—
Other, primarily industrial revenue bonds, (secured by trust indentures on property, plant and equipment) with weighted average interest of approximately 1.60% to 6.5% at May 31, 2002	4,987	5,397

	219,724	180,397
Current maturities	(2,025)	(410)

	$217,699	$179,987

        The Company is subject to a number of covenants under the revolving credit and term loan agreements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of the Company's shares and other matters. The Company is in compliance with all restrictive financial provisions of the agreements. At May 31, 2002, unrestricted consolidated retained earnings available for payment of dividends and purchase of the Company's shares was approximately $32,413. Effective June 1, 2002, unrestricted consolidated retained earnings decreased to $2,943 due to inclusion of 50% of the consolidated net loss of the Company for fiscal 2002. The aggregate amount of long-term debt maturing during each of the next five fiscal years is $2,025 in 2003, $53,037 in 2004, $1,915 in 2005, $20,817 in 2006 and $4,615 in 2007. The Company's long-term debt was estimated to have a fair value of approximately $217,335 at May 31, 2002 and was based on estimates using discounted future cash flows at an assumed rate for borrowings currently prevailing in the marketplace for similar instruments.

        On June 7, 2001, the Company completed a $75,000 private placement of long-term debt, including $55,000 of ten-year Senior Notes at 8.39% due May 15, 2011 and $20,000 of seven-year Senior Notes at 7.98% due May 15, 2008. The Company's $65,000 of 9.5% notes matured and were paid in full on November 1, 2001.

        During the third and fourth quarters of fiscal 2002, the Company completed amendments to certain of its credit agreements. The principal changes were to reduce the term of the agreements and reduce required minimum net worth in the net worth financial covenant. These changes were made to reflect current market terms on similar credit agreements and to provide more flexibility under the covenant calculation, due to the impairment and special charges recorded during the second quarter of fiscal 2002.

4.    Income Taxes

        The provision for income taxes includes the following components:

	For the Year Ended May 31,
	2002	2001	2000
Current
Federal	$(2,832)	$1,580	$4,070
State	250	421	723

	(2,582)	2,001	4,793
Deferred	(36,708)	(312)	9,570

	$(39,290)	$1,689	$14,363

        The deferred tax provisions (benefits) result primarily from differences between financial reporting and taxable income arising from carryforwards of alternative minimum tax, net operating loss "NOL" carryforward, foreign tax credit carryforwards, depreciation and leveraged leases.

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition for transactions between financial reporting and income tax purposes and consist of the following components:

	May 31,
	2002	2001
Deferred tax liabilities attributable to:
Depreciation	$49,800	$34,863
Leveraged leases	14,730	21,200
Other	620	630

Total deferred tax liabilities	$65,150	$56,693

Deferred tax assets-current attributable to:
Inventory costs	$24,000	$4,810
Employee benefits	(1,481)	100
Alternative minimum tax	—	3,100
Other	142	5

Total deferred tax assets-current	$22,661	$8,015

Deferred tax assets-noncurrent attributable to:
Postretirement benefits	$4,027	$1,630
Alternative minimum tax, NOL carryforward and foreign tax credit carryforward	30,522	—

Total deferred tax assets-noncurrent	$34,549	$1,630

Total deferred tax assets	$57,210	$9,645

Net deferred tax liabilities	$7,940	$47,048

        The Company has determined that the realization of deferred tax assets is more likely than not, and that a valuation allowance is not required based upon the Company's prior history of operating earnings, its expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to leveraged leases, which exceed the amount of the deferred tax assets.

        The provision (benefit) for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate of 35% for fiscal 2002, 2001 and 2000, for the following reasons:

	For the Year Ended May 31,
	2002	2001	2000
Provision (benefit) for income taxes at the Federal statutory rate	$(34,380)	$7,080	$17,330
Tax benefits on exempt earnings from export sales	(1,460)	(2,700)	(3,815)
State income taxes, net of Federal benefit and refunds	(1,267)	670	900
Non-deductible portion of goodwill amortization	—	300	298
Reduction in income tax accrued liabilities	(2,000)	(3,300)	—
Other, net	(183)	(361)	(350)

Provision (benefit) for income taxes as reported	$(39,290)	$1,689	$14,363

Effective income tax (benefit) rate	(40.0)%	8.4%	29.0%

        During fiscal 2002 and 2001, the Company recorded reductions in income tax expense of $2,000 and $3,300, respectively. These adjustments represent the reversal of Federal and state income tax liabilities which are no longer required.

5.    Common Stock and Stock Option Plans

        During February 2002, the Company sold 5,010,000 shares of common stock, raising $34,334 in proceeds, net of expenses.

        The Company has established stock option plans for officers and key employees of the Company. Stock option awards typically expire ten years from the date of grant or earlier upon termination of employment, become exercisable in five equal increments on successive grant anniversary dates at the New York Stock Exchange closing common stock price on the date of grant and are accompanied by reload features and, for certain individuals, stock rights exercisable in the event of a change in control of the Company.

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

	Stock Options Granted In Fiscal Year
	2002	2001	2000
Risk-free interest rate	4.5%	4.9%	6.6%
Expected volatility of common stock	54.8%	44.8%	38.7%
Dividend yield	1.9%	1.8%	1.6%
Expected option term in years	4.0	4.0	4.0

        The fair value weighted average per share of stock options granted during fiscal 2002, 2001 and 2000 was $6.25, $4.43 and $7.81, respectively. If compensation cost for stock options awarded under the plans were determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

		For the Year Ended May 31,
		2002	2001	2000
Net income:	As reported	$(58,939)	$18,531	$35,163
	Pro forma	(61,899)	16,001	33,097
Earnings per share—basic:	As reported	$(2.08)	$.69	$1.30
	Pro forma	$(2.19)	$.59	$1.22
Earnings per share—diluted:	As reported	$(2.08)	$.69	$1.28
	Pro forma	$(2.19)	$.59	$1.21

        A summary of changes in stock options (in thousands) granted to officers, key employees and nonemployee directors under stock option plans for the three years ended May 31, 2002 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 31, 1999 (1,148 exercisable)	3,176	$17.36
Granted	519	22.48
Exercised	(105)	12.40
Surrendered/expired/cancelled	(164)	20.05

Outstanding, May 31, 2000 (1,508 exercisable)	3,426	18.16
Granted	946	12.32
Exercised	(140)	8.83
Surrendered/expired/cancelled	(164)	18.36

Outstanding, May 31, 2001 (2,355 exercisable)	4,068	16.79
Granted	937	14.95
Exercised	(129)	10.15
Surrendered/expired/cancelled	(628)	18.10

Outstanding, May 31, 2002 (2,495 exercisable)	4,248	$16.51

        The following table provides additional information regarding options (in thousands) outstanding as of May 31, 2002:

Option Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life of Options (Years)	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 6.13—12.25	1,010	6.3	493	$10.65
$12.26—18.38	2,001	6.4	1,013	$15.42
$18.39—24.50	1,185	5.8	940	$23.20
$24.51—30.63	52	3.6	49	$27.84

	4,248	6.2	2,495	$17.65

        The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restricted periods. The number of shares and the restricted period, which varies from three to ten years, are determined by the Compensation Committee of the Board of Directors. At the date of grant, the market value of the award (based on the New York Stock Exchange common stock closing price) is recorded in common stock and capital surplus; an offsetting amount is recorded as a component of stockholders' equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. Expense (income) relating to outstanding restricted stock award for the three-year period ended May 31, 2002 follows:

	For the Year Ended May 31,
	2002	2001	2000
Expense	$571	$1,141	$1,654
Forfeitures (income)	(802)	(86)	(300)

Net	$(231)	$1,055	$1,354

        The AAR CORP. Employee Stock Purchase Plan is open to employees of the Company (other than officers, directors or participants in other stock option plans of the Company) and permits employees to purchase common stock in periodic offerings through payroll deductions.

        All equity compensation plans have been approved by shareholders. The numbers of options and awards outstanding and available for grant or issuance for each of the Company's stock plans are as follows (in thousands):

	May 31, 2002
	Outstanding	Available	Total
Stock Benefit Plan (officers, directors and key employees)	4,721	1,644	6,365
Employee Stock Purchase Plan	—	144	144

        Pursuant to a shareholder rights plan adopted in 1997, each outstanding share of the Company's common stock carries with it a Right to purchase one and one half additional shares at a price of $83.33 per share. The Rights become exercisable (and separate from the shares) when certain specified events occur, including the acquisition of 15% or more of the common stock by a person or group (an "Acquiring Person") or the commencement of a tender or exchange offer for 15% or more of the common stock.

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

        On September 21, 1990, the Board of Directors authorized the Company to purchase up to 1,500,000 shares (adjusted for a three-for-two stock split) of the Company's common stock on the open market or through privately negotiated transactions. On October 13, 1999, the Board of Directors authorized the Company to purchase up to 1,500,000 additional shares of the Company's common stock. As of May 31, 2002, the Company had purchased 1,745,000 shares of its common stock on the open market under these programs at an average price of $14.00 per share.

6.    Earnings Per Share

        The computation of basic earnings per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is based on the weighted average number of common stock outstanding during the year plus, when their effect is dilutive, potentially issuable common stock consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2002 (in thousands).

	For the Year Ended May 31,
	2002	2001	2000
Basic:
Net income (loss)	$(58,939)	$18,531	$35,163
Average common shares outstanding	28,282	26,913	27,103
Earnings (loss) per share of common stock-basic	$(2.08)	$.69	$1.30

Diluted:
Net income (loss)	$(58,939)	$18,531	$35,163
Average shares of common stock outstanding	28,282	26,913	27,103
Additional shares due to hypothetical exercise of stock options	—	72	312

Average shares of common stock outstanding-diluted	28,282	26,985	27,415
Earnings (loss) per share-diluted	$(2.08)	$.69	$1.28

7.    Employee Benefit Plans

        The Company has defined contribution and defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

  Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula primarily based on years of service and compensation. Effective January 1, 2000, the Company converted its existing defined benefit plan for substantially all domestic salaried employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The pension benefit for certain union hourly employees is generally based on a fixed amount per year of service. The Company follows the provisions of SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 132 "Employer's Disclosures about Pension and Other Postretirement Benefits" for all pension and postretirement plans.

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

        The Company also provides supplemental retirement and profit sharing benefits for current and former executives and key employees to supplement benefits provided by the Company's other benefit plans. The plans are not funded and may require funding in the event of a change in control of the Company as determined by the Company's Board of Directors.

        The following table sets forth the plans' funded status, including the change in plan assets, and the amount recognized in the Company's Consolidated Balance Sheets.

	May 31,
	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$64,835	$59,268
Service cost	2,767	2,867
Interest cost	4,427	4,411
Plan participants' contributions	193	218
Amendments	(2,769)	887
Net actuarial loss	2,856	1,011
Benefits paid	(5,045)	(3,827)

Benefit obligation at end of year	$67,264	$64,835

Change in plan assets:
Fair value of plan assets at beginning of year	$49,049	$46,349
Actual return on plan assets	(921)	391
Employer contributions	6,791	5,918
Plan participants' contributions	193	218
Benefits paid	(5,045)	(3,827)

Fair value of plan assets at end of year	$50,067	$49,049

Funded status	$(17,197)	$(15,786)
Unrecognized actuarial losses	19,333	10,745
Unrecognized prior service cost	1,819	5,292
Unrecognized transitional obligation	236	325

Prepaid pension costs	$4,191	$576

        The projected benefit obligation for domestic plans is determined using an assumed weighted average discount rate of 7.25% at May 31, 2002 and 7.75% at May 31, 2001, and an assumed average compensation increase of 4.0% and 4.5% at May 31, 2002 and 2001, respectively. The expected long-term rate of return on assets is 9.0% and 10.0% for fiscal 2002 and 2001, respectively. The unrecognized actuarial losses, prior service cost and transition obligation are amortized on a straight-line basis over the estimated average future service period.

        The projected benefit obligation for non-domestic plans is determined using an assumed weighted average discount rate of 6.0% at May 31, 2002 and 2001, and an assumed average compensation increase of 4.0%. The expected long-term rate of return on assets is 6.5% for fiscal 2002 and 2001.

        Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2002	2001	2000
Service cost	$2,767	$2,867	$2,785
Interest cost	4,427	4,411	4,035
Expected return on plan assets	(4,901)	(4,275)	(3,881)
Amortization of prior service cost	393	485	266
Recognized net actuarial loss	112	24	460
Transitional obligation	89	89	91
Curtailment	311	—	—

	$3,198	$3,601	$3,756

  Defined Contribution Plan

        The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 15.0% of their pretax compensation, subject to applicable regulatory limits. The Company may make matching contributions up to 5.0% of compensation. Participants vest on a pro-rata basis in Company contributions during the first three years of employment. Expense charged to results of operations was $1,391, $1,550 and $1,634 in fiscal 2002, 2001 and 2000, respectively.

Postretirement Benefits Other Than Pensions

        The Company provides health and life insurance benefits for certain eligible employees and retirees under a variety of plans. Generally, these benefits are contributory with retiree contributions adjusted annually. The postretirement plans are unfunded, and the Company has the right to modify or terminate any of these plans in the future, in certain cases, subject to union bargaining agreements. In fiscal 1995, the Company completed termination of postretirement healthcare and life insurance benefits attributable to future services of collective bargaining and other domestic employees.

        Postretirement benefit cost for the years ended May 31, 2002, 2001 and 2000, included the following components:

	2002	2001	2000
Service cost	$—	$—	$—
Interest cost	97	105	104
Amortization of prior service cost	16	16	16

	$113	$121	$120

        The funded status of the plans at May 31, 2002 and 2001 was as follows:

	2002	2001
Change in benefit obligations:
Benefit obligations at beginning of year	$1,337	$1,357
Interest cost	97	105
Benefits paid	(102)	(170)
Unrecognized actuarial loss	8	45
Plan participants' contributions	—	—

Benefit obligation at end of year	$1,340	$1,337

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	102	170
Benefits paid	(102)	(170)
Plan participants' contributions	—	—

Fair value of plan assets at end of year	$—	$—

Funded status	$(1,340)	$(1,337)
Unrecognized actuarial gains	(22)	(7)
Unrecognized prior service cost	162	144

Accrued postretirement costs	$(1,200)	$(1,200)

        The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.25% at May 31, 2002 and 7.75% at May 31, 2001. The assumed rate of future increases in healthcare costs was 10.0% and 6.8% in fiscal 2002 and 2001, respectively, declining to 5.0% by the year 2004 and remaining at that rate thereafter. A one percent increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $25 as of May 31, 2002, and would not result in a significant change to the annual postretirement benefit expense.

8.    Aviation Equipment Operating Leases

        The Company occasionally leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases. The Company may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company for up to four years. If the Company elects not to renew a lease, the Company may elect either to (1) direct the lessor to sell the equipment at which time the Company would be required to reimburse the lessor for the shortfall, if any, between the proceeds on the sale and the scheduled purchase option price, or (2) purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow the Company to purchase the equipment at any time during a lease at its scheduled purchase option price.

        In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed the fair value of such equipment, the Company records an accrual for loss. The scheduled purchase option values amounted to $35,623 at May 31, 2002 and $87,585 at May 31, 2001.

        During the fourth quarter, the Company purchased the equity interest in $31,080 of aviation equipment. As a result, this amount was recorded as an asset on the May 31, 2002 Consolidated Balance Sheets. The lease obligations for these assets converted to term loans in the amount of $29,737, which is also recorded on the May 31, 2002 Consolidated Balance Sheets. (See also Note 3)

9.    Commitments and Contingencies

        In addition to aviation equipment operating leases, the Company leases certain facilities and equipment under agreements which are classified as operating leases that expire at various dates through 2011. Future minimum payments and sublease income under all operating leases at May 31, 2002, are as follows:

	Future Minimum Payments
Year	Facilities and Equipment	Aviation Equipment	Sublease Income
2003	$4,545	$3,264	$2,220
2004	3,582	3,196	2,220
2005	2,417	3,962	2,220
2006	1,628	12,622	2,035
2007 and thereafter	1,211	16,546	—

        Rental expense during the past three fiscal years was as follows:

	2002	2001	2000
Facilities and Equipment	$7,688	$8,484	$9,663
Aviation Equipment	6,558	10,199	8,344

        The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2002 was approximately $18,287.

        The Company is involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

10.  Investment in Leveraged Leases

        Occasionally, the Company acquires aircraft under leases that qualify for leveraged lease accounting treatment. Typically, these are long-term leases of late-model aircraft operated by major carriers where the Company is an equity participant of at least 20% and there is a third-party provider of non-recourse debt of the remaining equipment cost.

        During the lease term the Company is required, in accordance with SFAS No. 13, to adjust the elements of the investment in leveraged leases to reflect changes in important economic assumptions, such as the renegotiation of the interest rate on the non-recourse debt or changes in income tax rates. The Company's net investment in leveraged leases is comprised of the following elements:

	May 31,
	2002	2001
Rentals receivable (net of principal and interest on the non-recourse debt)	$12,307	$13,415
Estimated residual value of leased assets	25,573	26,615
Unearned and deferred income	(8,792)	(11,315)

	29,088	28,715
Deferred taxes	(14,730)	(21,200)

Net investment in leveraged leases	$14,358	$7,515

        Pretax income from leveraged leases was $2,523, $2,640 and $695 in fiscal 2002, 2001 and 2000, respectively.

11.  Investment in Joint Ventures

        At May 31, 2002 and 2001, the Company owned 50% equity interests in each of two joint ventures. The remaining 50% equity interest in each joint venture was owned by a major U.S. financial institution. Each joint venture owns one wide-body aircraft, currently on lease to foreign carriers. The Company's investment at May 31, 2002 and 2001 in the two joint ventures was $4,038 and $3,784 respectively, and is included in Other Assets on the Consolidated Balance Sheets. Each joint venture financed its purchase of its aircraft primarily with debt that is without recourse to the joint ventures and to the joint venture partners.

        Combined summarized financial information for the two joint ventures at May 31, 2002 and 2001 is as follows:

	May 31,
	2002	2001
Total assets	$80,270	$84,783
Total debt	72,194	77,215

Net assets of joint ventures	$8,076	$7,568

AAR CORP.'s 50% equity interest in joint ventures	$4,038	$3,784

        On June 20, 2002 the Company purchased the equity interest in one of the joint ventures from the joint venture partner for nominal consideration. As a result, the book value of the aircraft and the non-recourse debt will be recorded on the Company's Consolidated Balance Sheets in the first quarter of fiscal 2003. The book value amounts of the aircraft and related non-recourse debt were $35,800 and $33,300, respectively at May 31, 2002.

12.  Other Noncurrent Assets

        At May 31, 2002 and 2001, other noncurrent assets consisted of the following:

	May 31,
	2002	2001
Notes receivable	$13,777	$6,353
Investment in aviation equipment	11,175	7,733
Cash surrender value of life insurance	4,295	3,538
Licenses and rights	4,136	887
Investment in joint ventures (see Note 11)	4,038	3,784
Debt issuance costs	881	609
Other	14,746	17,830

	$53,048	$40,734

13.  Acquisitions

        On September 29, 2000, the Company acquired substantially all the assets and assumed certain liabilities of Hermetic, an aircraft component support company providing repair and distribution services to the North American aftermarket primarily on behalf of European aircraft component manufacturers. The purchase price of $16,442 was paid with a cash payment of $3,200 and a note of $13,251 that was due and paid on June 1, 2001. The transaction was recorded under the purchase method of accounting. The Company has included in its consolidated financial statements the results of Hermetic since the date of acquisition.

        If the acquisition occurred as of the beginning of the fiscal 2001, the Company's results of operations would not have been materially different.

14.  Business Segment Information

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

        Revenues in the Maintenance, Repair and Overhaul segment are derived from the repair and overhaul of a wide range of commercial and military aircraft engine and airframe parts and components; maintenance repair and overhaul of a wide variety of airframes and the repair and overhaul of parts for industrial gas and steam turbine operators.

        Revenues in the Manufacturing segment are derived from the manufacture and sale of in-plane cargo loading and handling systems, advanced composite materials and a wide array of containers, pallets and shelters.

        Revenues in the Aircraft and Engine Sales and Leasing segment are derived from the sale or lease of used commercial aircraft and new, overhauled and repaired commercial aircraft engines.

        The accounting policies of the reportable segments are the same as those described in Note 1. The chief decision making officer of the Company evaluates performance based on the reportable segments. The expenses and assets related to corporate activities are not allocated to the reportable segments.

        Selected financial information for each reportable segment is as follows:

	For the Year Ended May 31,
	2002	2001	2000
Net sales, excluding pass through sales:
Inventory and Logistic Services	$258,067	$366,562	$406,053
Maintenance, Repair and Overhaul	216,727	257,117	240,274
Manufacturing	99,558	97,154	119,933
Aircraft and Engine Sales and Leasing	64,369	132,826	191,265

	$638,721	$853,659	$957,525

	For the Year Ended May 31,
	2002	2001	2000
Gross profit, before consideration of impairment charges:
Inventory and Logistic Services	$32,135	$53,614	$79,412
Maintenance, Repair and Overhaul	32,417	48,819	44,556
Manufacturing	12,799	12,673	18,660
Aircraft and Engine Sales and Leasing	12,397	21,361	30,225

	$89,748	$136,467	$172,853

	May 31,
	2002	2001	2000
Total assets:
Inventory and Logistic Services	$252,804	$278,614	$354,155
Maintenance, Repair and Overhaul	190,438	185,354	159,128
Manufacturing	73,791	84,041	84,811
Aircraft and Engine Sales and Leasing	158,220	86,981	87,770
Corporate	34,946	66,864	52,113

	$710,199	$701,854	$737,977

	For the Year Ended May 31,
	2002	2001	2000
Capital expenditures:
Inventory and Logistic Services	$627	$1,616	$5,483
Maintenance, Repair and Overhaul	8,316	6,116	8,122
Manufacturing	1,684	2,554	2,761
Aircraft and Engine Sales and Leasing	2	17	215
Corporate	1,483	2,831	5,763

	$12,112	$13,134	$22,344

	For the Year Ended May 31,
	2002	2001	2000
Depreciation and amortization:
Inventory and Logistic Services	$2,646	$3,290	$3,239
Maintenance, Repair and Overhaul	7,068	6,432	6,304
Manufacturing	4,040	4,082	3,747
Aircraft and Engine Sales and Leasing	4,745	2,165	1,937
Corporate	3,997	4,670	4,994

	$22,496	$20,639	$20,221

        The following reconciles segment gross profit to consolidated income (loss) before provision for income taxes:

	For the Year Ended May 31,
	2002	2001	2000
Segment Gross Profit	$89,748	$136,467	$172,853
Cost of Sales-impairment charges	(75,900)	—	—
Selling, general and administrative and other	(85,037)	(96,077)	(102,195)
Special charges	(10,100)	—	—
Interest expense	(19,798)	(21,887)	(23,431)
Interest income	2,858	1,717	2,299

Income (loss) before provision for income taxes	$(98,229)	$20,220	$49,526

        Sales to the U.S. Government, its agencies and its contractors were approximately $163,173 (25.5% of total sales), $139,072 (15.9% of total sales) and $132,048 (12.9% of total sales) in fiscal 2002, 2001 and 2000, respectively. No single non-government customer represents 10% or more of total sales in fiscal 2002. During fiscal 2001 and 2000, sales to the Company's largest non-government customer, excluding pass through sales, were $57,400 and $114,000, respectively. Including pass through sales, sales to the largest non-government customer were $78,000 and $180,800 in fiscal 2001 and 2000, respectively.

  Geographic Data

	May 31,
	2002	2001
Long-lived assets:
United States	$263,232	$216,706
Europe	10,156	6,953
Other	155	72

	$273,543	$223,731

        Export sales from the Company's U.S. operations to unaffiliated customers, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $134,809 (21.1% of total sales), $213,864 (24.5% of total sales) and $184,718 (18.0% of total sales) in fiscal 2002, 2001 and 2000, respectively.

15.  Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2002 and 2001 follows. The sales amounts include pass through sales.

Fiscal 2002

Quarter	Sales	Gross Profit	Net Income	Diluted Earnings (Loss) Per Share
First	$202,993	$29,140	$486	$.02
Second	144,889	(55,392)	(54,484)	(2.03)
Third	143,457	19,511	(2,290)	(.08)
Fourth	147,382	20,589	(2,651)	(.08)

	$638,721	$13,848	$(58,939)	$(2.08)

Fiscal 2001

Quarter	Sales	Gross Profit	Net Income	Diluted Earnings Per Share
First	$241,770	$34,415	$3,159	$.12
Second	211,335	35,337	4,278.16
Third	200,071	35,746	5,388.20
Fourth	221,079	30,969	5,706.21

	$874,255	$136,467	$18,531	$.69

        The sum of diluted earnings (loss) per share for fiscal 2002 quarters does not equal the full year amount due to the impact of changes in average shares outstanding.

16.  Allowance for Doubtful Accounts

	May 31,
	2002	2001	2000
Balance, beginning of year	$11,016	$10,080	$4,830
Provision charged to operations	8,397	2,141	5,470
Deductions for accounts written off, net of recoveries	(8,789)	(1,205)	(220)

Balance, end of year	$10,624	$11,016	$10,080

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption "Board of Directors" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the captions "Executive Compensation and Other Information" (but excluding the following sections thereof: "Compensation Committee's Report on Executive Compensation" and "Stockholder Return Performance Graph"); "Employment and Other Agreements" and "Directors' Compensation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K

Financial Statements and Financial Statement Disclosures

Page
Independent Auditors' Report	15
Financial Statements—AAR CORP. and Subsidiaries:
Consolidated Statements of Operations for the three years ended May 31, 2002	16
Consolidated Balance Sheets as of May 31, 2002 and 2001	17-18
Consolidated Statements of Stockholders' Equity for the three years ended May 31, 2002	19
Consolidated Statements of Cash Flows for the three years ended May 31, 2002	20
Notes to Consolidated Financial Statements	21-42
Selected quarterly data (unaudited) for the years ended May 31, 2002 and 2001 (Note 15 to Consolidated Financial Statements)	42
Financial data schedule for the twelve-month period ended May 31, 2002	See Exhibit Index

Exhibits

        The Exhibits filed as a part of this report are set forth in the Exhibit Index contained elsewhere herein. Each of the material contracts identified as Exhibits 10.1 through 10.13 is a management contract or compensatory plan or arrangement.

Reports on Form 8-K

        The Company filed no reports on Form 8-K during the three-month period ended May 31, 2002.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AAR CORP. (Registrant)
Date: August 26, 2002
	By:	/s/ DAVID P. STORCH David P. Storch President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRA A. EICHNER Ira A. Eichner	Chairman of the Board Director	August 26, 2002
/s/ DAVID P. STORCH David P. Storch	President and Chief Executive Officer; Director (Principal Executive Officer)	August 26, 2002
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	Vice President and Chief Financial Officer (Principal Financial Officer)	August 26, 2002
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President—Controller (Principal Accounting Officer)	August 26, 2002
/s/ A. ROBERT ABBOUD A. Robert Abboud	Director	August 26, 2002
/s/ HOWARD B. BERNICK Howard B. Bernick	Director	August 26, 2002
/s/ JAMES G. BROCKSMITH, JR James G. Brocksmith, Jr	Director	August 26, 2002
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	August 26, 2002
/s/ JAMES E. GOODWIN James E. Goodwin	Director	August 26, 2002
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	August 26, 2002
/s/ JOEL D. SPUNGIN Joel D. Spungin	Director	August 26, 2002

EXHIBIT INDEX

	Index	Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation(1); Amendments thereto dated November 3, 1987(2), October 19, 1988(2), October 16, 1989(24) and November 3, 1999.(25)
		3.2	By-Laws, as amended.(2) Amendment thereto dated April 12, 1994(12), January 13, 1997(22), July 16, 1992(24) and April 11, 2000(26) and May 13, 2002 (filed herewith).
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation and Amendments (see Exhibit 3.1).
		4.2	By-Laws, as amended (See Exhibit 3.2).
4.3
Second Amended and Restated Credit Agreement dated May 27, 1998 between Registrant and Bank of America National Trust and Savings Association as agent (filed herewith), amended December 28, 1998 (filed herewith), February 5, 2002 (filed herewith) and May 23, 2002 (filed herewith).
		4.4	Rights Agreement between the Registrant and the First National Bank of Chicago dated July 8, 1997(17) and amended October 16, 2001.(28)
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
4.7
Second Amended and Restated Credit Agreement dated February 10, 1998, between the Registrant and The First National Bank of Chicago (now know as Bank One, N. A.)(19) amended August 20, 1998 (filed herewith) and January 25, 2002 (filed herewith).
		4.8	Credit Agreement dated November 1, 1997 between the Registrant and The Northern Trust Company.(20)
4.9
Revolving Loan Agreement dated April 11, 2001 between Registrant and LaSalle Bank National Association(29) amended November 30, 2001 (filed herewith), April 22, 2002 (filed herewith) and June 6, 2002 (filed herewith).

		4.10	Note Purchase Agreement dated May 1, 2001 between Registrant and various purchasers, relating to the issuance of debt securities to institutional investors.(29)
		4.11	Revolving Loan Agreement dated October 3, 2001 between Registrant and U. S. Bank National Association (filed herewith) and amended November 30, 2001 (filed herewith).
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1	Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001.(28)
10.2
Death Benefit Agreement dated August 24, 1984 between the Registrant and Ira A. Eichner.(8) Amendments thereto dated August 12, 1988(4), May 25, 1990(24) and October 9, 1996,(24) and his agreement to terminate such Death Benefit Agreement dated May 30, 1999.(24)
10.3
Further Restated and Amended Employment Agreement dated August 1, 1985 between the Registrant and Ira A. Eichner(3). Amendments thereto dated August 12, 1988,(4) May 25, 1990,(16) July 13, 1994,(16) October 9, 1996(21) and October 31, 1997.(21)
		10.4	Trust Agreement dated August 12, 1988 between the Registrant and Ira A. Eichner(4) and amendments thereto dated May 25, 1990(16), February 4, 1994(12), October 9, 1996(24) and May 31, 1999.(24)
		10.5	AAR CORP Directors' Retirement Plan, dated April 14, 1992,(9) amended May 26, 2000(26) and April 10, 2001.(29)
		10.6	AAR CORP. Amended and Restated Supplemental Key Employee Retirement Plan, dated May 4, 2000,(26) amended April 10, 2001(29) and October 10, 2001 (filed herewith).
		10.7	Amended and Restated Employment Agreement dated July 14, 1998 between the Registrant and David P. Storch(26) and amended July 10, 2001.(27)
		10.8	Amended and Restated Severance and Change in Control agreement dated April 11, 2000 between the Registrant and Philip C. Slapke.(26)
		10.9	Amended and Restated Severance and Change in Control agreement dated April 11, 2000 between the Registrant and Howard A. Pulsifer.(26)
		10.10	Amended and Restated Severance and Change in Control agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.(29)

		10.11	Employment and Severance and Change in Control agreement dated June 1, 2001 between the Registrant and Joseph M. Gullion.(29)
		10.12	Amended and Restated Severance and Change in Control agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko.(26)
		10.13	Amended and Restated AAR CORP. Nonemployee Directors' Deferred Compensation Plan, dated April 8, 1997, amended May 26, 2000.(26)
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP.(filed herewith).
23.	Consents of experts and counsel	23.1	Consent of KPMG LLP (filed herewith).
99.	Additional Exhibits	99.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).
		99.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

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

(26)
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

(27)
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2001.

(28)
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2001.

(29)
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS (Dollars in thousands)
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Dollars in thousands, except per share amounts)
  ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per share amounts)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Signatures
EXHIBIT INDEX