Form 10-Q
period 2002-08-31
AAR CORP
filed 2002-10-15
CIK 1750

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6263

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

        $1.00 par value, 31,845,320 shares outstanding as of September 30, 2002

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q
August 31, 2002
Table of Contents

Page
Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statements of Comprehensive Income	6
Notes to Condensed Consolidated Financial Statements	7-12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18
Item 3. Quantitative and Qualitative Disclosure About Market Risk	19
Item 4. Controls and Procedures	19
Part II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Exhibits	20
Reports on Form 8-K	20
Signature Page	21
Certifications	22-23
Exhibit Index	24

PART I, ITEM 1—FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2002 and May 31, 2002

(In thousands)

	August 31, 2002	May 31, 2002
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash and cash equivalents	$35,553	$34,522
Accounts receivable, less allowances of $11,231 and $10,624, respectively	72,104	77,528
Inventories	236,365	238,032
Equipment on or available for short-term lease	38,372	48,556
Deferred tax assets, deposits and other	35,723	38,018

Total current assets	418,117	436,656

Property, plant and equipment, net	101,259	102,591

Other assets:
Investments in leveraged leases	28,671	29,088
Cost in excess of underlying net assets of acquired companies, net	45,927	45,906
Equipment on long-term lease	77,591	42,910
Other	51,379	53,048

	203,568	170,952

	$722,944	$710,199

Liabilities and Stockholders' Equity:
Current liabilities:
Short-term debt	$40,500	$40,500
Current maturities of long-term debt	394	394
Notes payable	1,095	1,631
Accounts payable	54,324	49,529
Accrued liabilities	44,595	54,563
Accrued taxes on income	1,737	3,847

Total current liabilities	142,645	150,464

Long-term debt, less current maturities	213,714	217,699
Non-recourse debt	33,108	—
Deferred tax liabilities	25,717	30,601
Retirement benefit obligation	1,200	1,200

	273,739	249,500

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 33,566 and 33,568 shares, respectively	33,566	33,568
Capital surplus	165,139	165,188
Retained earnings	150,803	156,479
Treasury stock, 1,701 and 1,698 shares at cost, respectively	(27,010)	(26,986)
Unearned restricted stock awards	(1,020)	(1,138)
Accumulated other comprehensive income (loss)—
Cumulative translation adjustments	(8,266)	(10,224)
Minimum pension liability	(6,652)	(6,652)

	306,560	310,235

	$722,944	$710,199

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended August 31, 2002 and 2001

(Unaudited)

(In thousands except per share data)

	Three Months Ended August 31,
	2002	2001
Sales:
Sales from products and leasing	$130,595	$180,392
Sales from services	20,570	22,601

	151,165	202,993
Costs and operating expenses:
Cost of products and leasing	114,603	155,814
Cost of services	18,797	18,039
Selling, general and administrative and other	20,781	23,695

	154,181	197,548
Operating income (loss)	(3,016)	5,445
Interest expense	(4,867)	(5,544)
Interest income	376	747

Income (loss) before provision for income taxes	(7,507)	648
Provision (benefit) for income taxes	(2,628)	162

Net income (loss)	$(4,879)	$486

Earnings (loss) per share of common stock — Basic	$(.15)	$.02
Earnings (loss) per share of common stock — Diluted	$(.15)	$.02
Weighted average common shares outstanding — Basic	31,866	26,945
Weighted average common shares outstanding — Diluted	31,866	27,209
Dividends paid and declared per share of common stock	$.025	$.085

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2002 and 2001

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(4,879)	$486
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	6,983	5,024
Deferred taxes	(2,520)	598
Changes in certain assets and liabilities:
Accounts receivable	3,856	3,104
Inventories	2,406	(10,810)
Equipment on or available for short-term lease	9,954	(8,970)
Equipment on long-term lease	(11)	—
Accounts and trade notes payable	733	(4,732)
Accrued liabilities and taxes on income	(12,066)	(481)
Other, primarily prepaids	340	(10,350)

Net cash provided from (used in) operating activities	4,796	(26,131)

Cash flows from investing activities:
Property, plant and equipment expenditures, net	(2,266)	(3,000)
Business acquisition	—	(13,251)
Investment in leveraged leases	417	(90)
Other	(301)	(1,083)

Net cash used in investing activities	(2,150)	(17,424)

Cash flows from financing activities:
Proceeds from borrowings	—	75,000
Reduction in borrowings	(746)	(81)
Cash dividends	(797)	(2,290)
Other	5	(114)

Net cash provided from (used in) financing activities	(1,538)	72,515

Effect of exchange rate changes on cash	(77)	41

Increase (decrease) in cash and cash equivalents	1,031	29,001
Cash and cash equivalents, beginning of period	34,522	13,809

Cash and cash equivalents, end of period	$35,553	$42,810

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2002 and 2001

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2002	2001
Net income (loss)	$(4,879)	$486
Other comprehensive income —
Foreign currency translation	1,958	1,696

Total comprehensive income (loss)	$(2,921)	$2,182

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2002

(In thousands)

Note A—Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of AAR CORP. and its subsidiaries ("the Company") after elimination of intercompany accounts and transactions.

        These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of May 31, 2002 has been derived from audited financial statements. To prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

        In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2002 and the condensed consolidated results of operations, cash flows and comprehensive income for the three- month periods ended August 31, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B—New Accounting Standards

        In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company intends to adopt the provisions of SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.

Note C—Revenue Recognition

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

Note D—Impairment and Special Charges

        Prior to September 11, 2001 the Company was executing its plan to reduce its investment in support of older generation aircraft in line with the commercial airlines' scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry, which brought about a rapid acceleration of those retirement plans. System-wide capacity was reduced by approximately 20% and many airlines cancelled or deferred new aircraft deliveries. Based on management's assessment of these and other conditions, the Company in the second quarter ended November 30, 2001, reduced the value and provided loss accruals for certain of its inventories and equipment leases which support older generation aircraft by $75,900, of which $57,900 was related to the Inventory and Logistic Services segment and $18,000 was related to the Aircraft and Engine Sales and Leasing segment.

        In addition, the Company recorded special charges of $10,100 during the three-month period ended November 30, 2001 principally related to an increase in the allowance for doubtful accounts to reflect its inability to recover certain accounts receivable.

        A summary of impaired inventory and engines, after giving effect to the impairment charges described above, is as follows:

	November 30, 2001	May 31, 2002	August 31, 2002
Net impaired inventory and engines	$89,600	$77,700	$74,900

        Proceeds from sales of impaired inventory and engines for the six-month period ended May 31, 2002 and the three-month period ended August 31, 2002 were $13,500 and $2,800, respectively.

Note E—Inventory

	August 31, 2002	May 31, 2002
The summary of inventories is as follows:
Raw materials and parts	$54,076	$54,708
Work-in-process	19,307	20,987
Purchased aircraft, parts, engines and components held for sale	162,982	162,337

	$236,365	$238,032

Note F—Investment in Joint Ventures

        At May 31, 2002, the Company owned a 50% equity interest in each of two joint ventures. The remaining 50% equity interest in each joint venture was owned by a major U.S. financial institution. The joint ventures each owned one wide-body aircraft, on lease to a major foreign carrier. Each joint venture financed the purchase of its aircraft primarily with debt that is without recourse to the joint venture and to the joint venture partners. On June 20, 2002, the Company purchased the other 50% equity interest in one of the joint ventures from the joint venture partner for nominal consideration. As a result, the book value of the aircraft and the non-recourse debt were recorded on the Company's balance sheet at August 31, 2002. The book value amounts of the aircraft and non-recourse debt were $35,839 and $33,108 respectively at August 31, 2002.

        The Company's investment in joint ventures at August 31, 2002 and May 31, 2002 was $1,419 and $4,038 respectively, and is included in "Other Assets" on the Condensed Consolidated Balance Sheets.

        Combined summarized financial information for the joint ventures at August 31, 2002 and May 31, 2002 is as follows:

	August 31, 2002	May 31, 2002
Total assets	$41,074	$80,270
Total non-recourse debt	38,236	72,194

Net assets of joint ventures	$2,838	$8,076

AAR CORP.'s 50% equity interest in joint ventures	$1,419	$4,038

Note G—Supplemental Cash Flows Information

	Three Months Ended August 31,
	2002	2001
Supplemental information on cash flows:
Interest paid	$6,102	$2,622
Income taxes paid	2,097	701
Income tax refunds received	218	59

        In addition, see Note F for additional information regarding non-cash activities.

Note H—Common Stock and Earnings Per Share of Common Stock

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2002 and 2001.

	Three Months Ended August 31,
	2002	2001
Basic EPS
Net income (loss)	$(4,879)	$486
Weighted average common shares outstanding	31,866	26,945

Earnings (loss) per share—Basic	$(.15)	$.02

Diluted EPS
Net income (loss)	$(4,879)	$486
Weighted average common shares outstanding	31,866	26,945
Additional shares due to hypothetical exercise of stock options	—	264

Average common shares outstanding—diluted	31,866	27,209

Earnings (loss) per share—Diluted	$(.15)	$.02

Note I—Financing Arrangements

        The Company and two of its lenders completed amendments to two of its unsecured bank credit arrangements, which included waiving the fixed charge coverage ratio as of August 31, 2002. In addition to the waiver, the availability under each of the two agreements was reduced by $10,000 each to reflect lower borrowing requirements.

        During the third and fourth quarters of fiscal 2002 ended February 28, 2002 and May 31, 2002, respectively, the Company completed amendments to certain of its credit agreements. The principal changes were to reduce the term of the agreements and reduce required minimum net worth in the net worth financial covenant. These changes were made to reflect current market terms on similar credit agreements and to provide more flexibility under the covenant calculation, due to the impairment and special charges recorded during the second quarter of fiscal 2002 and operating results of the Company.

Note J—Aviation Equipment Operating Leases

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

        In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed the fair value of such equipment, the Company records an accrual for loss. The scheduled purchase option values amounted to $35,313 at August 31, 2002 and $35,623 at May 31, 2002.

        During the fourth quarter of fiscal 2002 ended May 31, 2002, the Company purchased the equity interest in $31,080 of aviation equipment. As a result, this amount was recorded as an asset on the May 31, 2002 Consolidated Balance Sheet. The lease obligations for these assets, owing to the Lessor, converted to term loans upon the purchase in the amount of $29,737, which was also recorded on the May 31, 2002 Consolidated Balance Sheet.

Note K—Segment Reporting

        The Company is a leading provider of value-added products and services to the global aviation/aerospace industry. The Company reports its activities in four segments: Inventory and Logistic Services; Maintenance, Repair and Overhaul; Manufacturing; and Aircraft and Engine Sales and Leasing.

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

        Revenues in the Manufacturing segment are derived from the manufacture and sale of in-plane cargo loading and handling systems, advanced composite materials and components and a wide array of containers, pallets and shelters.

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

        Selected financial information for each reportable segment is as follows:

	Three Months Ended August 31,
	2002	2001
Sales:
Inventory and Logistic Services	$61,299	$81,186
Maintenance, Repair and Overhaul	46,926	56,687
Manufacturing	27,987	21,955
Aircraft and Engine Sales and Leasing	14,953	43,165

	$151,165	$202,993

Gross profit:
Inventory and Logistic Services	$7,641	$11,191
Maintenance, Repair and Overhaul	5,603	10,287
Manufacturing	3,088	2,061
Aircraft and Engine Sales and Leasing	1,433	5,601

	$17,765	$29,140

PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries
Results of Operations
(In thousands except percent data)

Factors Which May Affect Future Results

        The Company's future operating results and financial position may be adversely affected or fluctuate substantially on a quarterly basis as a result of continuing difficulties in the commercial aviation environment exacerbated by the September 11, 2001 terrorist attacks and the events that followed, the relatively weak worldwide economic climate and other factors, including: (1) decline in demand for the Company's products and services and the ability of the Company's customers to meet their financial obligations to the Company, particularly in light of the poor financial condition of many of the world's commercial airlines; (2) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were approximately 25.5% of total sales in fiscal 2002), will continue at levels previously experienced, since such sales are subject to competitive bidding and government funding; (3) access to the debt and equity capital markets to finance growth, which may be limited in light of industry conditions and Company performance; (4) changes in or noncompliance with laws and regulations that may affect certain of the Company's aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (5) competitors, including original equipment manufacturers, in the highly competitive aviation aftermarket industry that have greater financial resources than the Company; (6) exposure to product liability and property claims that may be in excess of the Company's substantial liability insurance coverage; (7) difficulties in being able to successfully integrate future business acquisitions; (8) fluctuating market values for aviation products and equipment in the current aviation environment; (9) difficulty in re-leasing or selling aircraft and engines that are currently being leased on a long- or short-term basis and (10) the outcome of any pending or future material litigation or environmental proceedings.

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

        Allowance for Doubtful Accounts    The Company's allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected. In determining the required allowance, the Company considers factors such as customer credit history, overall and industry economic conditions and the customer's current and expected future financial performance.

        Inventories    Inventories are valued at the lower of cost or market. Cost is determined by either the specific identification, average cost or first-in, first-out method. Provisions are made for excess and obsolete inventories and inventories which have been impaired as a result of industry conditions. The Company has utilized certain assumptions in determining the recoverability of excess, obsolete and impaired inventories, such as the historical performance of the inventory, existing and expected future aviation usage trends, estimated market values and expected future demand. Principally as a result of the terrorist acts of September 11, 2001, the Company recorded a significant charge for impaired inventories during the quarter ended November 30, 2001 utilizing those assumptions. Further reductions in demand for certain of the Company's inventories or declining market values, as well as differences between actual results and the assumptions utilized by the Company when determining the market value of assets, could result in additional impairment charges in future periods.

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

        Aviation Equipment Operating Leases    The Company from time to time leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases. The Company may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company for up to four years. If the Company elects not to renew a lease, the Company may elect either to (i) direct the lessor to sell the equipment at which time the Company would be required to reimburse the lessor for the shortfall, if any, between the proceeds on the sale and the scheduled purchase option price, or (ii) purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow the Company to purchase the equipment at any time during a lease at its scheduled purchase option price. In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed estimated undiscounted cash inflows related to the equipment, the Company records an accrual for loss. The Company has utilized certain assumptions in estimating future undiscounted cash flows, such as current and future lease rates, residual values, estimated market values and expected future demand. Differences between actual results and the assumptions utilized by the Company when determining undiscounted cash flows could result in provisions for losses on aviation equipment under operating leases in future periods.

AAR CORP. and Subsidiaries
Results of Operations
(In thousands except percent data)

Three-Month Period Ended August 31, 2002
(as compared with the same period of the prior year)

        The Company reports its activities in four business segments: Inventory and Logistic Services; Maintenance, Repair and Overhaul; Manufacturing; and Aircraft and Engine Sales and Leasing. The table below sets forth consolidated sales for the Company's four business segments for the three-month periods ended August 31, 2002 and 2001.

	Three Months Ended August 31,
	2002	2001
Sales:
Inventory and Logistic Services	$61,299	$81,186
Maintenance, Repair and Overhaul	46,926	56,687
Manufacturing	27,987	21,955
Aircraft and Engine Sales and Leasing	14,953	43,165

	$151,165	$202,993

        Consolidated sales for the first quarter of the Company's fiscal year ending May 31, 2003 decreased $51,828 or 25.5% over the same period in the prior year. The decline in first quarter sales was due to reduced demand for many of the Company's products and services from its airline customers reflecting their poor financial condition and reductions in airline industry capacity. This sales decline was partially offset by an increase in demand for the Company's products supporting U.S. Military tactical deployment needs.

        In the Inventory and Logistic Services segment, sales decreased $19,887 or 24.5% compared to the same period in the prior year. The reduction in sales is attributable to reduced engine and airframe parts demand by many of the Company's airline customers reflecting the impact of reduced airline capacity. Sales were also lower in the Company's new parts distribution unit due to a downsizing within the unit and lower demand. Partially offsetting these declines were increased sales to the U.S. Military and its major contractors for spares and logistics support.

        In the Maintenance, Repair and Overhaul segment, sales decreased $9,761 or 17.2% reflecting reduced demand for the Company's landing gear overhaul services and certain aircraft component overhaul services.

        Sales in the Manufacturing segment increased $6,032 or 27.5% primarily as a result of strong demand and the successful launch of new products which support the U.S. Military's tactical deployment requirements.

        In the Aircraft and Engine Sales and Leasing segment, sales decreased $28,212 or 65.4% compared to the prior year. The reduction in sales is principally attributable to the commercial aviation industry-wide reduction in capital asset investment activity reflecting the difficult commercial airline environment, including lack of available financing and fluctuating market values for aircraft and engines.

        Consolidated gross profit decreased $11,375 or 39.0% over the prior year due to lower sales and a reduction in the gross profit margin. The reduction in the consolidated gross profit margin was principally due to margin pressure experienced in the Inventory and Logistic Services, Maintenance, Repair and Overhaul and Aircraft and Engine Sales and Leasing segments as a result of the difficult airline environment, and the impact of reduced volume through many of the Company's facilities. The gross profit margin in the Manufacturing segment increased over the prior year due to increased sales of products supporting the U.S. Military's tactical deployment requirements.

        Operating income decreased $8,461 from the prior year as a result of lower gross profit, partially offset by lower selling, general and administrative expenses. The Company reduced its selling, general and administrative costs by $2,914 or 12.3% compared to the same period in the prior year principally through lower personnel costs as a result of headcount, salary and benefit reductions. Interest expense decreased $677 or 12.2% primarily as a result of lower average borrowings in the current quarter compared to the same period last year. Interest income declined $371 as a result of a decrease in average cash invested during the quarter.

        Consolidated net income decreased $5,365 as a result of the factors discussed above.

Liquidity and Capital Resources at August 31, 2002
(as compared with May 31, 2002)

        Historically, the Company has funded its growth, met its contractual commitments and paid dividends through the generation of cash from operations, augmented by the periodic issuance of common stock and debt to the public and private markets. The Company also relies on its unsecured bank credit arrangements, an accounts receivable securitization program and finances certain aviation equipment with operating leases to provide additional liquidity. Although the Company completed a private placement of long-term debt in the amount of $75,000 in June 2001 and a common stock offering in February 2002 in the amount of $34,334, the Company's ability to issue debt, borrow from its lenders or sell equity securities in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions and Company performance. The Company's ability to use the accounts receivable securitization program and aviation equipment operating leases is also dependent on those factors. The Company's ability to generate cash from operations is influenced primarily by the operating performance of the Company and effective working capital management.

        At August 31, 2002, the Company's liquidity and capital resources included cash of $35,553 and working capital of $275,472. At August 31, 2002, the Company's ratio of long-term debt to capitalization was 44.6%, up from 41.2% at May 31, 2002 and at August 31, 2002, the Company's ratio of total debt to capitalization was 48.5% compared to 45.6% at May 31, 2002. The increase in the long-term debt and total debt to capitalization ratios is primarily attributable to the non-recourse debt of $33,108 recorded when the Company purchased the equity interest in a joint venture (See Note F). The Company continues to maintain its external sources of financing, including unsecured bank credit arrangements and a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

        At August 31, 2002, aggregate committed unsecured bank credit arrangements were $107,214. Of this amount, $105,000 was committed under separate revolving credit and term loan agreements with four domestic banks and $2,214 was committed under credit agreements with one foreign bank. In September 2002, the aggregate committed unsecured credit arrangements with the four domestic banks were reduced to $85,000. The reduction in the amount committed under the unsecured credit arrangements was due to the amendment of two of the unsecured credit arrangements which lowered the availability by $10,000 each due to lower borrowing requirements and waived the fixed charge ratio. Borrowings outstanding under the unsecured credit arrangements were $40,500 at August 31, 2002 and

May 31, 2002, respectively. The commitment amounts for each of the four domestic banks under the unsecured credit arrangements as of August 31, 2002 and subsequent dates are as follows:

Date of Availability	Domestic Bank No. 1	Domestic Bank No. 2	Domestic Bank No. 3	Domestic Bank No. 4	Total
August 31, 2002	$35,000	$35,000	$25,000	$10,000	$105,000
September 30, 2002	25,000	25,000	25,000	10,000	85,000
October 31, 2002	25,000	25,000	25,000	—	75,000
December 31, 2002	25,000	20,000	25,000	—	70,000
April 11, 2003	25,000	—	—	—	25,000
Date of Maturity	2/9/04	4/10/03	4/10/03	10/2/02

        The Company has an accounts receivable securitization program under which the Company may sell an interest in a defined pool of accounts receivable. Cash proceeds from the sale of accounts receivable, net of retained interest, under this arrangement were $19,600 and $20,100, at August 31, 2002 and May 31, 2002 respectively. This resulted in a reduction of accounts receivable in those amounts on the August 31, 2002 and May 31, 2002 Consolidated Balance Sheets. The accounts receivable securitization program expires on August 30, 2004, however, on an annual basis, the financial institution has the option to not renew funding of the program. The financial institution has informed the Company that it does not wish to renew funding of the program effective November 30, 2002. The financial institution has also informed the Company that it would consider a request by the Company for an extension of the facility, to allow ongoing discussions with other financial institutions to continue. The Company is in discussions with other financial institutions regarding funding this program.

        To permit the Company to finance future growth, the Company is actively considering various financing alternatives which, depending on market conditions and the availability of capital, may include the issuance of debt or equity securities.

        During the three-month period ended August 31, 2002, the Company's operations generated $4,796 of cash, principally reflecting reductions in equipment on or available for short-term lease, inventories, and accounts receivable, partially offset by a reduction in accrued liabilities.

        During the three-month period ended August 31, 2002, the Company's investing activities used $2,150 of cash primarily reflecting capital expenditures of $2,266. On September 27, 2002, the Company entered into an agreement to sell its Elk Grove Village, Illinois facility for cash in the amount of $3,125. Closing is scheduled for December 1, 2002.

        During the three-month period ended August 31, 2002, the Company's financing activities used $1,538 of cash primarily reflecting the payment of cash dividends of $797 and reductions in borrowings of $746.

        On October 9, 2002, the Company's Board of Directors voted to suspend the quarterly common stock dividend. This action is consistent with other actions taken by the Company to lower costs and preserve cash.

        A summary of long-term debt, non-cancelable operating lease commitments for aviation equipment, bank borrowings and accounts receivable securitization as of August 31, 2002 is as follows:

	Payments Due by Period
	Total		Within One Year	Within Two Years	Within Three Years	Within Four Years	Within Five Years	Beyond Five Years
On Balance Sheet:
Debt	248,311		1,846	85,598	1,743	20,645	1,209	137,270
Bank Borrowings	40,500	(1)	27,000	13,500	—	—	—	—
Off Balance Sheet:
Aviation Equipment
Operating Leases	40,760		3,248	10,820	9,312	1,680	15,700	—
Accounts Receivable
Securitization Program	19,600	(2)	19,600	—	—	—	—	—

Notes:

(1)
At August 31, 2002, the Company had committed unsecured bank lines of $107,214 of which $40,500 had been drawn and $4,364 utilized for letters of credit, leaving unused available committed bank lines of $62,350. The maturity dates for the lines of credit drawn are October 2, 2002, April 10, 2003 and February 9, 2004.

(2)
The accounts receivable securitization program expires on August 30, 2004; however, on an annual basis, the financial institution has the option to not renew funding of the program. The financial institution has informed the Company that it does not wish to renew funding of the program effective November 30, 2002. The financial institution has also informed the Company that it would consider a request by the Company for an extension of the facility, to allow ongoing discussions with other financial institutions to continue. The Company is in discussions with other financial institutions regarding funding this program.

(3)
The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at August 31, 2002 was approximately $16,770.

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under this Item 2 entitled "Factors Which May Affect Future Results". Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company's control. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I, ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's exposure to market risk includes fluctuating interest rates under its unsecured bank credit agreements, foreign exchange rates and accounts receivable. See Part I, Item 2 for a discussion on accounts receivable exposure. During the first quarter of fiscal 2003 and 2002, the Company did not utilize derivative financial instruments to offset these risks.

        At August 31, 2002, $60,463 was available under credit lines with domestic banks under revolving credit and term loan agreements, and $1,887 was available under credit agreements with foreign banks (credit facilities). Interest on amounts borrowed under the credit facilities is LIBOR based. As of August 31, 2002, the outstanding balance under these agreements was $40,500. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the first quarter of fiscal 2003 would not have had a material impact on the financial position or results of operations of the Company.

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

PART I, ITEM 4—CONTROLS AND PROCEDURES

        Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the chief executive officer and chief financial officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's controls and procedures effectively ensure that the information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

AAR CORP. and Subsidiaries
August 31, 2002

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

        The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

(b)
Reports on Form 8-K for Quarter ended August 31, 2002

  The Company filed a Form 8-K on July 3, 2002 reporting under Item 7 the transcript of conference call held June 27, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP. (Registrant)
Date: October 15, 2002	/s/ Timothy J. Romenesko Timothy J. Romenesko Vice President and Chief Financial Officer (Principal Financial Officer and officer duly authorized to sign on behalf of registrant)
/s/ Michael J. Sharp Michael J. Sharp Vice President—Controller (Principal Accounting Officer)

CERTIFICATION

I, David P. Storch, President and Chief Executive Officer of AAR CORP., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of AAR CORP. (the registrant);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 15, 2002

/s/ DAVID P. STORCH David P. Storch President and Chief Executive Officer

CERTIFICATION

I, Timothy J. Romenesko, Vice President and Chief Financial Officer of AAR CORP., certify that:

1)
I have reviewed this quarterly report on Form 10-Q of AAR CORP. (the registrant);

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 15, 2002

/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko Vice President and Chief Financial Officer

EXHIBIT INDEX

Index		Exhibits
4.	Instruments defining the rights of security holders	4.3
			Amendment No. 4 dated August 31, 2002 to the Second Amended and Restated Credit Agreement dated May 27, 1998 between Registrant and Bank of America National Trust and Savings Association as agent (filed herewith).
		4.7
			Amendment No. 3 dated September 20, 2002 to the Second Amended and Restated Credit Agreement dated February 10, 1998, between the Registrant and The First National Bank of Chicago (now known as Bank One, N. A.) (filed herewith).
99.	Additional Exhibits	99.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).
		99.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

QuickLinks

AAR CORP. and Subsidiaries Quarterly Report on Form 10-Q August 31, 2002 Table of Contents
  PART I, ITEM 1—FINANCIAL STATEMENTS
AAR CORP. and Subsidiaries Condensed Consolidated Balance Sheets As of August 31, 2002 and May 31, 2002 (In thousands)
AAR CORP. and Subsidiaries Condensed Consolidated Statements of Operations For the Three Months Ended August 31, 2002 and 2001 (Unaudited) (In thousands except per share data)
AAR CORP. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Three Months Ended August 31, 2002 and 2001 (Unaudited) (In thousands)
AAR CORP. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income For the Three Months Ended August 31, 2002 and 2001 (Unaudited) (In thousands)
AAR CORP. and Subsidiaries Notes to Condensed Consolidated Financial Statements August 31, 2002 (In thousands)
  PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART I, ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART I, ITEM 4—CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX