Form 10-Q
period 2002-11-30
AAR CORP
filed 2003-01-13
CIK 1750

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6263

AAR CORP.
(Exact name of registrant as specified in its charter)

Delaware	36-2334820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One AAR Place, 1100 N. Wood Dale Road Wood Dale, Illinois (Address of principal executive offices)	60191 (Zip Code)
(630) 227-2000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of December 31, 2002, there were 31,844,196 shares of the registrant's Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q
November 30, 2002

Table of Contents

		Page
Part I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3-4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Cash Flows	6
	Condensed Consolidated Statements of Comprehensive Income	7
	Notes to Condensed Consolidated Financial Statements	8-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21
Item 4.	Controls and Procedures	21
Part II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits and Reports on Form 8-K
	Exhibits	22
	Reports on Form 8-K	22
Signature Page		23
Certifications		24-25
Exhibit Index		26

PART I,    ITEM 1—FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of November 30, 2002 and May 31, 2002
(In thousands)

	November 30, 2002	May 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$39,310	$34,522
Accounts receivable, less allowances of $11,583 and $10,624, respectively	75,249	77,528
Inventories	237,165	238,032
Equipment on or available for short-term lease	46,425	48,556
Deferred tax assets, deposits and other	35,289	38,018

Total current assets	433,438	436,656

Property, plant and equipment, net	96,000	102,591

Other assets:
Investments in leveraged leases	28,251	29,088
Goodwill, net	45,927	45,906
Equipment on long-term lease	73,812	42,910
Other	50,348	53,048

	198,338	170,952

	$727,776	$710,199

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of November 30, 2002 and May 31, 2002
(In thousands)

	November 30, 2002	May 31, 2002
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$39,900	$40,500
Current maturities of long-term debt	51,142	394
Notes payable	730	1,631
Accounts payable	64,396	49,529
Accrued liabilities	41,191	54,563
Accrued taxes on income	—	3,847

Total current liabilities	197,359	150,464

Long-term debt, less current maturities	162,568	217,699
Non-recourse debt, less current maturities	32,700	—
Deferred tax liabilities	28,116	30,601
Retirement benefit obligation	799	1,200

	224,183	249,500

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 33,546 and 33,568 shares, respectively	33,546	33,568
Capital surplus	164,883	165,188
Retained earnings	150,141	156,479
Treasury stock, 1,703 and 1,698 shares at cost, respectively	(27,004)	(26,986)
Unearned restricted stock awards	(727)	(1,138)
Accumulated other comprehensive income (loss)—
Cumulative translation adjustments	(7,953)	(10,224)
Minimum pension liability	(6,652)	(6,652)

	306,234	310,235

	$727,776	$710,199

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended November 30, 2002 and 2001
(Unaudited)
(In thousands except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Sales:
Sales from products and leasing	$131,389	$124,458	$261,984	$304,850
Sales from services	21,662	20,431	42,232	43,032

	153,051	144,889	304,216	347,882
Costs and operating expenses:
Cost of products and leasing	112,084	107,594	226,687	263,408
Cost of services	18,037	16,787	36,834	34,826
Cost of sales-impairment charges	—	75,900	—	75,900
Selling, general and administrative and other	19,443	20,679	40,224	44,374
Special charges	—	10,100	—	10,100

	149,564	231,060	303,745	428,608
Operating income (loss)	3,487	(86,171)	471	(80,726)
Interest expense	(4,883)	(5,426)	(9,750)	(10,970)
Interest income	377	942	753	1,689

Loss before income tax benefit	(1,019)	(90,655)	(8,526)	(90,007)
Income tax benefit	(356)	(36,171)	(2,984)	(36,009)

Net loss	$(663)	$(54,484)	$(5,542)	$(53,998)

Loss per share of common stock—Basic	$(0.02)	$(2.03)	$(0.17)	$(2.01)
Loss per share of common stock—Diluted	$(0.02)	$(2.03)	$(0.17)	$(2.01)
Weighted average common shares outstanding—Basic	31,844	26,877	31,855	26,911
Weighted average common shares outstanding—Diluted	31,844	26,877	31,855	26,911
Dividends paid and declared per share of common stock	$—	$0.025	$0.025	$0.11

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended November 30, 2002 and 2001
(Unaudited)
(In thousands)

	Six Months Ended November 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,542)	$(53,998)
Adjustments to reconcile net loss to net cash provided from (used in) operating activities:
Depreciation and amortization	14,142	10,708
Deferred taxes	(2,361)	893
Impairment and other special charges, net of tax	—	51,686
Changes in certain assets and liabilities:
Accounts receivable	1,064	26,523
Inventories	1,780	(8,661)
Equipment on or available for short-term lease	1,424	(3,239)
Equipment on long-term lease	405	(25,174)
Accounts and trade notes payable	10,759	(4,350)
Accrued liabilities and taxes on income	(14,793)	(3,619)
Other, primarily prepaids	2,261	(7,714)

Net cash provided from (used in) operating activities	9,139	(16,945)

Cash flows from investing activities:
Property, plant and equipment expenditures, net	(4,883)	(6,141)
Business acquisition	—	(13,251)
Proceeds from sale of facility, net	2,969	—
Investment in leveraged leases	837	(191)
Other	2	(928)

Net cash used in investing activities	(1,075)	(20,511)

Cash flows from financing activities:
Proceeds from borrowings	—	145,772
Reduction in borrowings	(2,517)	(65,274)
Cash dividends	(796)	(2,962)
Purchases of treasury stock	—	(205)
Other	9	(580)

Net cash provided from (used in) financing activities	(3,304)	76,751

Effect of exchange rate changes on cash	28	25

Increase in cash and cash equivalents	4,788	39,320
Cash and cash equivalents, beginning of period	34,522	13,809

Cash and cash equivalents, end of period	$39,310	$53,129

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Six Months Ended November 30, 2002 and 2001
(Unaudited)
(In thousands)

	Six Months Ended November 30,
	2002	2001
Net loss	$(5,542)	$(53,998)
Other comprehensive income—
Foreign currency translation	2,271	838

Total comprehensive loss	$(3,271)	$(53,160)

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2002
(Unaudited)
(In thousands)

Note A—Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of AAR CORP. and its subsidiaries ("the Company") after elimination of intercompany accounts and transactions.

        These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of May 31, 2002 has been derived from audited financial statements. To prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in comprehensive financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

        In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2002 and the condensed consolidated results of operations for the three- and six-month periods ended November 30, 2002 and 2001, and the condensed consolidated cash flows and comprehensive income for the six-month periods ended November 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Note C—Revenue Recognition

        Sales and related cost of sales for products are recognized upon shipment to the customer. Service revenues and the related cost of services are generally recognized when customer owned material is shipped to the customer. Sales and related cost of sales on certain long-term manufacturing contracts and on certain large airframe maintenance contracts are recognized by the percentage of completion method, based on the relationship of costs incurred to date to estimated total costs under the respective contracts. Lease revenues are recognized as earned.

Note D—Impairment and Special Charges

        Prior to September 11, 2001 the Company was executing its plan to reduce its investment in support of older generation aircraft in line with the commercial airlines' scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry, which brought about a rapid acceleration of those retirement plans. System-wide capacity was reduced by approximately 20% and many airlines cancelled or deferred new aircraft deliveries. Based on management's assessment of these and other conditions, the Company in the second quarter ended November 30, 2001, reduced the value of and provided loss accruals for certain of its inventories and engine leases which support older generation aircraft by $75,900, of which $57,900 was related to the Inventory and Logistic Services segment and $18,000 was related to the Aircraft and Engine Sales and Leasing segment.

        In addition, the Company recorded special charges of $10,100 during the three-month period ended November 30, 2001 principally related to an increase in the allowance for doubtful accounts to reflect its inability to recover certain accounts receivable.

        A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges as described above, is as follows:

	November 30, 2002	May 31, 2002	November 30, 2001
Net impaired inventory and engines	$67,600	$75,600	$89,600

        Proceeds from sales of impaired inventory and engines for the six-month period ended November 30, 2002 and the six-month period ended May 31, 2002 were $7,200 and $15,600 respectively.

Note E—Inventory

	November 30, 2002	May 31, 2002
The summary of inventories is as follows:
Raw materials and parts	$52,718	$54,708
Work-in-process	20,092	20,987
Purchased aircraft, parts, engines and components held for sale	164,355	162,337

	$237,165	$238,032

Note F—Investment in Joint Ventures

        At May 31, 2002, the Company owned a 50% equity interest in each of two joint ventures. The remaining 50% equity interest in each joint venture was owned by a major U.S. financial institution. Each joint venture owned one wide-body aircraft, on lease to a major foreign carrier. Each joint venture financed the purchase of its aircraft primarily with debt that is without recourse to the joint venture and to the joint venture partners. On June 20, 2002, the Company purchased the other 50% equity interest in one of the joint ventures from the joint venture partner for nominal consideration. As a result, the book value of the aircraft and the non-recourse debt were recorded on the Company's balance sheet at November 30, 2002. The book value of the aircraft and the non-recourse debt recorded on the Company's consolidated balance sheet were $35,611 and $32,938 respectively at November 30, 2002.

        The Company's investment in the remaining joint venture at November 30, 2002 was $1,509 and the Company's investment in the two joint ventures at May 31, 2002 was $4,038. The investment amounts are included in "Other assets" on the Condensed Consolidated Balance Sheets.

        The following table provides combined summarized joint venture financial information at November 30, 2002 and May 31, 2002.

	November 30, 2002	May 31, 2002
Total assets	$40,531	$80,270
Total non-recourse debt	37,514	72,194

Net assets of joint ventures	$3,017	$8,076

AAR CORP.'s 50% equity interest in joint venture(s)	$1,509	$4,038

Note G—Supplemental Cash Flows Information

	Six Months Ended November 30,
	2002	2001
Interest paid	$8,814	$7,990
Income taxes paid	3,087	1,071
Income tax refunds received	325	138

        See Note F for additional information regarding non-cash activities.

Note H—Common Stock and Earnings per Share of Common Stock

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options. The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2002 and 2001.

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Basic EPS:
Net loss	$(663)	$(54,484)	$(5,542)	$(53,998)
Weighted average common shares outstanding	31,844	26,877	31,855	26,911

Loss per share—Basic	$(.02)	$(2.03)	$(.17)	$(2.01)

Diluted EPS:
Net loss	$(663)	$(54,484)	$(5,542)	$(53,998)
Weighted average common shares outstanding	31,844	26,877	31,855	26,911
Additional shares due to hypothetical exercise of stock options	—	—	—	—

	31,844	26,877	31,855	26,911

Loss per share—Diluted	$(.02)	$(2.03)	$(.17)	$(2.01)

Note I—Financing Arrangements

        At November 30, 2002, aggregate committed unsecured bank credit arrangements were $67,233. Of this amount, $65,000 was committed under separate revolving credit and term loan agreements with three domestic banks and $2,233 was committed under credit agreements with one foreign bank. In November 2002, the Company completed amendments to two of its domestic credit arrangements. These amendments lowered the commitment amounts under each arrangement and amended the fixed charge coverage ratio at November 30, 2002. In addition, the maturity date for one of the domestic credit arrangements was changed from February 9, 2004 to June 10, 2003. Borrowings outstanding under the unsecured domestic credit arrangements were $39,900 at November 30, 2002 and $40,500 at May 31, 2002. Cash and cash equivalents were $39,310 at November 30, 2002 and $34,522 at May 31, 2002. The Company is actively considering various financing alternatives to replace the maturing credit arrangements.

        On October 15, 2003, the Company's $49,500 of 7.25% notes mature and therefore have been classified as current on the November 30, 2002 Consolidated Balance Sheet.

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

        In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed the fair value of such equipment, the Company records an accrual for loss. The scheduled purchase option values amounted to $34,803 at November 30, 2002 and $35,623 at May 31, 2002.

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

        Revenues in the Manufacturing segment are derived from the manufacture and sale of in-plane cargo loading and handling systems, advanced composite materials and components and a wide array of containers, pallets and shelters used to support the U.S. Military's tactical deployment requirements.

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

        Selected financial information for each reportable segment is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Sales:
Inventory and Logistic Services	$65,198	$55,882	$126,497	$137,068
Maintenance, Repair and Overhaul	52,388	55,151	99,314	111,838
Manufacturing	29,316	25,482	57,303	47,437
Aircraft and Engine Sales and Leasing	6,149	8,374	21,102	51,539

	$153,051	$144,889	$304,216	$347,882

Gross profit, before consideration of impairment charges:
Inventory and Logistic Services	$9,126	$5,109	$16,767	$16,300
Maintenance, Repair and Overhaul	7,471	7,136	13,074	17,423
Manufacturing	5,058	3,763	8,146	5,824
Aircraft and Engine Sales and Leasing	1,275	4,500	2,708	10,101

	$22,930	$20,508	$40,695	$49,648

PART I, ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(In thousands)

Factors Which May Affect Future Results

        The Company's future operating results and financial position may be adversely affected or fluctuate substantially on a quarterly basis as a result of continuing difficulties in the commercial aviation environment exacerbated by the September 11, 2001 terrorist attacks and the events that followed, the relatively weak worldwide economic climate and other factors, including: (1) decline in demand for the Company's products and services and the ability of the Company's customers to meet their financial obligations to the Company, particularly in light of the poor financial condition of many of the world's commercial airlines; (2) decline in demand from airline customers as a result of international military conflicts, offset by increased defense-related demand due to such conflicts; (3) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were approximately 25.5% of total sales in fiscal 2002), will continue at levels previously experienced, since such sales are subject to competitive bidding and government funding; (4) access to the debt and equity capital markets, which may be limited in light of industry conditions and Company performance; (5) changes in or noncompliance with laws and regulations that may affect certain of the Company's aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (6) competitors, including original equipment manufacturers, in the highly competitive aviation aftermarket industry that have greater financial resources than the Company; (7) exposure to product liability and property claims that may be in excess of the Company's substantial liability insurance coverage; (8) difficulties in being able to successfully integrate business acquisitions; (9) the potential risk for declining market values for aviation products and equipment caused as a result of the United Airlines and US Airways, Inc. bankruptcies, possible future airline bankruptcies and other factors within the airline industry; (10) difficulty in re-leasing or selling aircraft and engines that are currently being leased on a long- or short-term basis and (11) the outcome of any pending or future material litigation or environmental proceedings.

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

        Allowance for Doubtful Accounts    The Company's allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected. In determining the required allowance, the Company considers factors such as general and industry-specific economic conditions, customer credit history, and the customer's current and expected future financial performance.

        Inventories    Inventories are valued at the lower of cost or market. Cost is determined by either the specific identification, average cost or first-in, first-out method. Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions. The Company has utilized certain assumptions when determining the recoverability of excess, obsolete and impaired inventories, such as the historical performance of the inventory, current and expected future aviation usage trends, estimated market values and expected future demand. Principally as a result of the terrorist acts of September 11, 2001, the Company recorded a significant charge for impaired inventories during the quarter ended November 30, 2001 utilizing those assumptions. Further reductions in demand for certain of the Company's inventories or declining market values, as well as differences between actual results and the assumptions utilized by the Company when determining the market value of assets, could result in additional impairment charges in future periods.

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

        Aviation Equipment Operating Leases    The Company from time to time leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases. The Company may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company for up to four years. If the Company elects not to renew a lease, the Company may elect either to (i) direct the lessor to sell the equipment at which time the Company would be required to reimburse the lessor for the shortfall, if any, between the proceeds on the sale and the scheduled purchase option price, or (ii) purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow the Company to purchase the equipment at any time during a lease at its scheduled purchase option price. In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed estimated undiscounted cash flows related to the equipment, the Company records an accrual for loss. The Company has utilized certain assumptions when estimating future undiscounted cash flows, such as current and future lease rates, residual values, estimated market values and expected future demand. Differences between actual results and the assumptions utilized by the Company when determining undiscounted cash flows could result in provisions for losses on aviation equipment under operating leases in future periods.

Results of Operations—Three- and Six-Month Periods Ended November 30, 2002
(as compared with the same periods of the prior year)

        The Company reports its activities in four business segments: Inventory and Logistic Services; Maintenance, Repair and Overhaul; Manufacturing; and Aircraft and Engine Sales and Leasing. The

table below sets forth consolidated sales for the Company's four business segments for the three- and six-month periods ended November 30, 2002 and 2001.

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Sales:
Inventory and Logistic Services	$65,198	$55,882	$126,497	$137,068
Maintenance, Repair and Overhaul	52,388	55,151	99,314	111,838
Manufacturing	29,316	25,482	57,303	47,437
Aircraft and Engine Sales and Leasing	6,149	8,374	21,102	51,539

	$153,051	$144,889	$304,216	$347,882

Three-Month Period Ended November 30, 2002
(as compared with the same period of the prior year)

        Consolidated sales for the second quarter of the Company's fiscal year ending May 31, 2003 increased $8,162 or 5.6% over the same period in the prior year. The increase in sales was principally due to increased demand for the Company's manufactured products which support the U.S. Military's tactical deployment requirements and higher sales to the U.S. Military and its major contractors for spares and logistics support.

        In the Inventory and Logistic Services segment, sales increased $9,316 or 16.7% over the same period in the prior year. The increase in sales is attributable to strong demand from the U.S. Military and certain major contractors for spares and logistics support, as well as higher sales of engine parts to the Company's commercial airline customers.

        In the Maintenance, Repair and Overhaul segment, sales decreased $2,763 or 5.0% reflecting reduced demand for certain aircraft component maintenance services.

        In the Manufacturing segment, sales increased $3,834 or 15.0% primarily as a result of strong demand for products that support the U.S. Military's tactical deployment requirements.

        In the Aircraft and Engine Sales and Leasing segments, sales decreased $2,225 or 26.6% over the same period in the prior year. Prior year sales include the sale of an aircraft that was delivered prior to the events of September 11, 2001. Sales in this segment remain historically low, which is attributable to the commercial aviation industry-wide reduction in capital asset activity due to the lower demand for aircraft and engines.

        Consolidated gross profit increased $2,422 or 11.8% before consideration of asset impairment charges recorded in the second quarter of last year, due to increased sales and an increase in the consolidated gross profit margin from 14.2% last year to 15.0% this year. The increase in the consolidated gross margin was principally due to lower indirect expenses in each of the Company's reportable segments, increased volume through certain of the Company's Manufacturing operations and the favorable mix of products and services sold in the Inventory and Logistic Services and Maintenance, Repair and Overhaul segments.

        Operating income increased by $3,658 over the prior year before consideration of asset impairment and other special charges recorded in the second quarter of last year, due to increased consolidated sales, an improvement in the consolidated gross margin and a reduction in selling, general and administrative expenses. The Company reduced its selling, general and administrative costs by $1,236 or 6.0% compared to the prior year principally through lower personnel costs and other operating expenses, partially offset by substantially higher insurance expense. Interest expense decreased $543 as a result of lower average borrowings during the current quarter compared to last year and interest income decreased $565 as a result of a decrease in average invested cash during the quarter.

        During the second quarter of last fiscal year, principally in response to the events of September 11, 2001, the Company reduced the value of and provided loss accruals for certain inventories and engine leases that support older generation aircraft by $75,900. In addition, the Company recorded special charges of $10,100 during the same quarter, principally related to an increase in the allowance for doubtful accounts reflecting the inability to recover certain accounts receivable.

        Consolidated net loss for the three months ended November 30, 2002 was $663 compared to a net loss of $54,484 last year. The improvement reflects the factors discussed above.

Six-Month Period Ended November 30, 2002
(as compared with the same period of the prior year)

        Consolidated sales for the six-month period ended November 30, 2002 decreased $43,666 or 12.6% over the same period in the prior year. The decline in sales during the six-month period was attributable to reduced demand for certain of the Company's products and services from its airline customers. Partially offsetting the year to date decline was increased demand for the Company's products supporting the U.S. Military and its major contractors.

        Sales in the Inventory and Logistic Services segment decreased $10,571 or 7.7% compared to the same period in the prior year. The decrease in sales is primarily due to lower demand for new airframe parts, as well as a downsizing of the Company's new parts distribution unit. Partially offsetting the decline was increased sales of spares and logistics support to the U.S. Military and its major contractors.

        In the Maintenance, Repair and Overhaul segment, sales decreased $12,524 or 11.2% over the prior year reflecting lower demand for certain of the Company's aircraft component overhaul services and landing gear overhaul services.

        Sales in the Manufacturing segment increased $9,866 or 20.8% due to strong demand for the Company's manufactured products that support the U.S. Military's tactical deployment requirements as well as an increase in sales of composite structure products.

        In the Aircraft and Engine Sales and Leasing segment, sales decreased $30,437 or 59.1% compared to the prior year. The reduction in sales is principally attributable to the commercial aviation industry-wide reduction in capital asset investment activity reflecting the difficult commercial airline environment, including lack of available financing and fluctuating market values for aircraft and engines.

        Consolidated gross profit decreased $8,953 or 18.0% over the prior year before consideration of impairment charges, due to lower sales and a reduction in the gross profit margin to 13.4% in the current year from 14.3% in fiscal 2002. The reduction in the consolidated gross profit margin was attributable to lower margins experienced in the Maintenance, Repair and Overhaul segment principally as a result of lower volume, and in the Aircraft and Engine Sales and Leasing segment principally due to the mix of inventories sold. Partially offsetting this decline was an improvement in gross margin in the Manufacturing segment primarily as a result of increased volume.

        Operating income decreased $4,803 or 91.1% from the prior year before consideration of impairment and other special charges recorded in the second quarter of last year, due to lower gross profit offset by reduced selling, general and administrative costs. The Company reduced its selling, general and administrative costs by $4,150 or 9.4% compared to the same period in the prior year principally through lower personnel costs and other operating expenses, partially offset by substantially higher insurance expense. Interest expense decreased $1,220 primarily as a result of lower average borrowings. Interest income declined $936 as a result of a decrease in average cash invested during the period.

        During the second quarter of last fiscal year, principally in response to the events of September 11, 2001, the Company reduced the value of and provided loss accruals for certain inventories and engine leases that support older generation aircraft by $75,900. In addition, the Company recorded special charges of $10,100 during the same quarter, principally related to an increase in the allowance for doubtful accounts reflecting the inability to recover certain accounts receivable.

        The Company recorded a net loss of $5,542 during the six months ended November 30, 2002 compared to a net loss of $53,998 in the prior year as a result of the factors discussed above.

Financial Condition at November 30, 2002
(as compared with May 31, 2002)

        Historically, the Company has funded its growth, met its contractual commitments and paid dividends through the generation of cash from operations, augmented by the periodic issuance of common stock and debt to the public and private markets. The Company also relies on its unsecured bank credit arrangements, an accounts receivable securitization program and finances certain aviation equipment with operating leases to provide additional liquidity. The Company completed a private placement of long-term debt in the amount of $75,000 in June 2001 and a common stock offering in February 2002 in the amount of $34,334. However, the Company's continuing ability to issue debt, borrow from its lenders or sell equity securities in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions and Company performance. The Company's ability to use the accounts receivable securitization program and aviation equipment operating leases is also dependent on those factors. The Company's ability to generate cash from operations is influenced primarily by the operating performance of the Company and working capital management.

        At November 30, 2002, the Company's liquidity and capital resources included cash of $39,310 and working capital of $236,079. At November 30, 2002, the Company's ratio of long-term debt to capitalization was 38.9%, down from 41.2% at May 31, 2002 and at November 30, 2002, the Company's ratio of total debt to capitalization was 48.4% compared to 45.6% at May 31, 2002. The increase in the total debt to capitalization ratio is primarily attributable to the non-recourse debt of $32,938 recorded when the Company purchased the equity interest in a joint venture (See Note F). The Company continues to maintain its external sources of financing, including unsecured bank credit arrangements and a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

        At November 30, 2002, aggregate committed unsecured bank credit arrangements were $67,233. Of this amount, $65,000 was committed under separate revolving credit and term loan agreements with three domestic banks and $2,233 was committed under credit agreements with one foreign bank. In November 2002, the Company completed amendments to two of its domestic credit arrangements. These amendments lowered the commitment amounts under each of the two arrangements and amended the fixed charge coverage ratio at November 30, 2002. In addition, the maturity date for one of the domestic credit arrangements was changed from February 9, 2004 to June 10, 2003. Borrowings outstanding under the unsecured domestic credit arrangements were $39,900 at November 30, 2002 and

$40,500 at May 31, 2002, respectively. The commitment amounts for each of the three domestic banks under the unsecured credit arrangements as of November 30, 2002 and subsequent dates are as follows:

	Domestic Bank No. 1	Domestic Bank No. 2	Domestic Bank No. 3	Total
Date of Availability:
November 30, 2002	$25,000	$15,000	$25,000	$65,000
December 1, 2002	15,000	15,000	25,000	55,000
December 31, 2002	15,000	10,000	25,000	50,000
March 1, 2003	7,500	10,000	25,000	42,500
April 10, 2003	7,500	—	—	7,500
Date of Maturity	6/10/03	4/10/03	4/10/03

        The Company has an accounts receivable securitization program under which the Company may sell an interest in a defined pool of accounts receivable up to $35,000. In November 2002, the Company completed an amendment to the accounts receivable securitization program in which the commitment amount was reduced to $25,000. Cash proceeds from the sale of accounts receivable, net of retained interest, under this arrangement were $18,300 and $20,100 at November 30, 2002 and May 31, 2002 respectively. This resulted in a reduction of accounts receivable in those amounts on the November 30, 2002 and May 31, 2002 Consolidated Balance Sheets. The accounts receivable securitization program expires on August 30, 2004, however, on an annual basis, the financial institution has the option to not renew funding of the program. The financial institution has informed the Company that it does not wish to renew funding of the program after November 30, 2002. However, the financial institution has extended funding of the program through February 28, 2003 while the Company is in discussions with other financial institutions regarding the replacement of this program.

        On October 15, 2003, the Company's $49,500 of 7.25% notes mature and therefore have been classified as current on the November 30, 2002 Consolidated Balance Sheet. The Company expects to satisfy this obligation, as well as other obligations due under the accounts receivable securitization program and the unsecured credit arrangements with existing cash and cash equivalents, cash generated from operations and asset sales, as well as with a new and expanded accounts receivable facility and other forms of debt financing.

        During the six-month period ended November 30, 2002, the Company's operations generated $9,139 of cash principally reflecting positive earnings before depreciation and amortization of $8,600.

        During the six-month period ended November 30, 2002, the Company's investing activities used $1,075 of cash reflecting capital expenditures of $4,883 partially offset by the net proceeds from the sale of the Company's Elk Grove Village, Illinois facility in the amount $2,969 and cash from leveraged leases of $837.

        During the six-month period ended November 30, 2002, the Company's financing activities used $3,304 of cash primarily reflecting reductions in borrowings of $2,517 and the payment of cash dividends of $796.

        On October 9, 2002, the Company's Board of Directors voted to suspend the quarterly common stock dividend. This action is consistent with other actions taken by the Company to lower costs and preserve cash.

        A summary of long-term debt, bank borrowings, non-cancelable operating lease commitments for aviation equipment and accounts receivable securitization as of November 30, 2002 is as follows:

	Payments Due by Period
	Total		Within One Year	Within Two Years	Within Three Years	Within Four Years	Within Five Years	Beyond Five Years
On Balance Sheet:
Debt	$247,140		$52,984	$34,058	$21,333	$1,245	$297	$137,223
Bank Borrowings	39,900	(1)	39,900	—	—	—	—	—
Off Balance Sheet:
Aviation Equipment
Operating Leases	39,756		3,199	10,574	9,080	1,644	15,259	—
Accounts Receivable
Securitization Program	18,300	(2)	18,300	—	—	—	—	—

(1)
At November 30, 2002, the Company had three committed unsecured bank lines aggregating $67,233 of which $39,900 had been drawn and $4,374 utilized for letters of credit, leaving unused available committed bank lines of $22,959. The maturity dates for the lines of credit drawn are April 10, 2003 and June 10, 2003.

(2)
The accounts receivable securitization program expires on August 30, 2004; however, on an annual basis, the financial institution has the option to not renew funding of the program. The financial institution has informed the Company that it does not wish to renew funding of the program after November 30, 2002. However, the financial institution has also informed the Company that it will extend funding of the program through February 28, 2003 while the Company is in discussions with other financial institutions regarding the replacement of this program.

(3)
The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at November 30, 2002 was approximately $14,026.

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

PART 1, ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's exposure to market risk includes fluctuating interest rates under its unsecured bank credit agreements, foreign exchange rates and accounts receivable. See Part I, Item 2 for a discussion on accounts receivable exposure. During the six-month periods ended November 30, 2002 and 2001, the Company did not utilize derivative financial instruments to offset these risks.

        At November 30, 2002, $21,054 was available under credit lines with domestic banks under revolving credit and term loan agreements, and $1,905 was available under credit agreements with foreign banks (credit facilities). Interest on amounts borrowed under the credit facilities is LIBOR based. As of November 30, 2002, the outstanding balance under these agreements was $39,900. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the six-month period ended November 30, 2002 would not have had a material impact on the financial position or results of operations of the Company.

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

AAR CORP. and Subsidiaries
November 30, 2002

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on October 9, 2002. The following items were acted upon at the meeting:

        1)    Election of three Class III directors to serve until the 2005 Annual Meeting of Stockholders. Three directors were nominated and elected by the stockholders by the requisite vote.

    Directors Nominated and Elected at the Meeting

	Votes For	Votes Withheld
Howard B. Bernick	29,211,711	4,432
Ira A. Eichner	28,376,530	839,523
Ronald R. Fogleman	29,207,682	8,371

    Continuing Directors

    A. Robert Abboud
    James G. Brocksmith, Jr.
    James E. Goodwin
    Edgar D. Jannotta
    Joel D. Spungin
    David P. Storch

        2)    Approval of the AAR CORP. Section 162(m) Performance-Based Annual Cash Bonus Program.

Votes For	Votes Against	Abstentions
27,454,135	2,204,163	55,984

Item 6.    Exhibits and Reports on Form 8-K

        1)    Exhibits

          The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

        2)    Reports on Form 8-K for Quarter ended November 30, 2002

          The Company filed no reports on Form 8-K during the three months ended November 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP. (Registrant)
Date: January 13, 2003	/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko Vice President and Chief Financial Officer (Principal Financial Officer and officer duly authorized to sign on behalf of registrant)
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

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 13, 2003
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

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 13, 2003
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko Vice President and Chief Financial Officer

EXHIBIT INDEX

Index		Exhibits
4.	Instruments defining the rights of the security holders	4.3
			Amendment No. 5 dated November 26, 2002 to the Second Amended and Restated Credit Agreement dated May 27, 1998 between Registrant and Bank of America National Trust and Savings Association as agent (filed herewith).
		4.7
			Amendment No. 4 dated November 30, 2002 to the Second Amended and Restated Credit Agreement dated February 10, 1998, between the Registrant and The First National Bank of Chicago (now known as Bank One, N.A.) (filed herewith).
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
  PART 1, ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART I, ITEM 4—CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX