Form 10-Q
period 2003-02-28
AAR CORP
filed 2003-04-14
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-6263

AAR CORP.

(Exact name of registrant as specified in its charter)

Delaware	36-2334820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One AAR Place, 1100 N. Wood Dale Road Wood Dale, Illinois	60191
(Address of principal executive offices)	(Zip Code)

(630) 227-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

As of March 31, 2003, there were 31,850,254 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

February 28, 2003

PART I, ITEM 1 – FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2003 and May 31, 2002

(In thousands)

	February 28, 2003	May 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$35,572	$34,522
Accounts receivable, less allowances of $9,492 and $10,624, respectively	81,396	77,528
Inventories	231,133	238,032
Equipment on or available for short-term lease	46,975	48,556
Deferred tax assets, deposits and other	36,480	38,018
Total current assets	431,556	436,656

Property, plant and equipment, net	95,548	102,591

Other assets:
Investments in leveraged leases	27,825	29,088
Goodwill, net	45,935	45,906
Equipment on long-term lease (Note F)	71,950	42,910
Other	50,205	53,048
	195,915	170,952
	$723,019	$710,199

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2003 and May 31, 2002

(In thousands)

	February 28, 2003	May 31, 2002
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$36,600	$40,500
Current maturities of long-term debt (Note I)	50,898	394
Non-recourse debt (Note I)	32,832	—
Notes payable	1,459	1,631
Accounts payable	63,951	49,529
Accrued liabilities	37,671	54,563
Accrued taxes on income	—	3,847
Total current liabilities	223,411	150,464

Long-term debt, less current maturities	161,362	217,699
Deferred tax liabilities	28,354	30,601
Retirement benefit obligation	799	1,200
	190,515	249,500

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 33,543 and 33,568 shares, respectively	33,543	33,568
Capital surplus	164,651	165,188
Retained earnings	150,792	156,479
Treasury stock, 1,692 and 1,698 shares at cost, respectively	(26,798)	(26,986)
Unearned restricted stock awards	(592)	(1,138)
Accumulated other comprehensive income (loss) -
Cumulative translation adjustments	(5,851)	(10,224)
Minimum pension liability	(6,652)	(6,652)
	309,093	310,235
	$723,019	$710,199

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 28, 2003 and 2002

(Unaudited)

(In thousands except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Sales:
Sales from products and leasing	$134,384	$123,999	$396,368	$428,849
Sales from services	22,608	19,458	64,840	62,490
	156,992	143,457	461,208	491,339

Costs and operating expenses:
Cost of products and leasing	114,093	107,992	340,780	371,400
Cost of services	18,374	15,954	55,208	50,780
Cost of sales-impairment charges	—	—	—	75,900
Selling, general and administrative and other	19,016	19,468	59,240	63,842
Special charges	—	—	—	10,100
	151,483	143,414	455,228	572,022

Operating income (loss)	5,509	43	5,980	(80,683)

Interest expense	(4,803)	(4,505)	(14,553)	(15,475)
Interest income	296	652	1,049	2,341

Income (loss) before provision for income taxes	1,002	(3,810)	(7,524)	(93,817)

Provision (benefit) for income taxes	351	(1,520)	(2,633)	(37,529)

Net income (loss)	$651	$(2,290)	$(4,891)	$(56,288)

Earnings (loss) per share of common stock - basic	$0.02	$(0.08)	$(0.15)	$(2.08)
Earnings (loss) per share of common stock - diluted	$0.02	$(0.08)	$(0.15)	$(2.08)

Weighted average common shares outstanding - basic	31,846	27,409	31,852	27,075
Weighted average common shares outstanding - diluted	31,849	27,409	31,852	27,075

Dividends paid and declared per share of common stock	$—	$0.025	$0.025	$0.135

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2003 and 2002

(Unaudited)

(In thousands)

	Nine Months Ended February 28,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,891)	$(56,288)
Adjustments to reconcile net loss to net cash provided from (used in) operating activities:
Depreciation and amortization	20,670	16,387
Deferred taxes	(2,123)	1,073
Impairment and other special charges, net of tax	—	51,686
Changes in certain assets and liabilities:
Accounts receivable	(4,275)	34,553
Inventories	8,293	(28,657)
Equipment on or available for short-term lease	1,031	10,591
Equipment on long-term lease	582	(25,280)
Accounts and trade notes payable	9,886	(11,084)
Accrued liabilities and taxes on income	(18,381)	(1,085)
Other, primarily prepaids	1,096	(8,023)
Net cash provided from (used in) operating activities	11,888	(16,127)

Cash flows from investing activities:
Property, plant and equipment expenditures	(7,917)	(8,448)
Proceeds from disposal of assets	113	515
Business acquisition	—	(13,251)
Proceeds from sale of facility	2,969	—
Investment in leveraged leases	1,263	(285)
Other	(263)	(1,542)
Net cash used in investing activities	(3,835)	(23,011)

Cash flows from financing activities:
Proceeds from borrowings	—	95,504
Reduction in borrowings	(6,406)	(65,342)
Proceeds from stock offering	—	34,334
Cash dividends	(796)	(3,633)
Purchases of treasury stock	—	(205)
Other	89	(904)
Net cash provided from (used in) financing activities	(7,113)	59,754
Effect of exchange rate changes on cash	110	29
Increase in cash and cash equivalents	1,050	20,645
Cash and cash equivalents, beginning of period	34,522	13,809
Cash and cash equivalents, end of period	$35,572	$34,454

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 28, 2003 and 2002

(Unaudited)

(In thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002

Net income (loss)	$651	$(2,290)	$(4,891)	$(56,288)

Other comprehensive income (loss) - Foreign currency translation	2,102	(684)	4,373	154

Total comprehensive income (loss)	$2,753	$(2,974)	$(518)	$(56,134)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2003

(Unaudited)

(In thousands)

Note A – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AAR CORP. and its subsidiaries (“the Company”) after elimination of intercompany accounts and transactions.

These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The condensed consolidated balance sheet as of May 31, 2002 has been derived from audited financial statements.  To prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and footnote disclosures, normally included in comprehensive financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2003 and the condensed consolidated results of operations and comprehensive income for the three-month and nine-month periods ended February 28, 2003 and 2002, and the condensed consolidated cash flows for the nine-month periods ended February 28, 2003 and 2002.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B – New Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company has adopted the provisions of SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 also expands the disclosures required to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees it has issued.  The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for interim financial statements ending after December 15, 2002. Adoption of FIN 45 did not have an impact on the Company’s disclosures, because it has previously disclosed and continues to disclose its obligations in the event that it does not renew certain aviation equipment operating leases. (See Note J)

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 addresses the consolidation by business enterprises of variable interest entities and requires enterprises to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, or receive a majority of the entity’s expected return if they occur, or both.  FIN 46 becomes effective for variable interest entities created after January 31, 2003.  Public companies with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  Although the Company continues to evaluate information relating to its future adoption of FIN 46, it does not expect the adoption of FIN 46 will have a material effect on its financial position or results of operations.

Note C – Revenue Recognition

Sales and related cost of sales for products are recognized upon shipment to the customer.  The Company’s standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Service revenues and the related cost of services are generally recognized when customer owned material is shipped to the customer.  The Company has adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as the Company’s service agreements do not require it to provide services at customer sites.  Furthermore, the serviced units are generally shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain long-term manufacturing contracts and for certain large airframe maintenance contracts are recognized by the percentage of completion method, based on the relationship of costs incurred to date to estimated total costs under the respective contracts.  Lease revenues are recognized as earned.  Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement.  However, for leases that provide for variable rents, the Company recognizes lease income on a straight-line basis. In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month.  Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported by the lessee to the Company, which is normally the month following the actual usage.

Note D – Impairment and Special Charges

Prior to September 11, 2001 the Company was executing its plan to reduce its investment in support of older generation aircraft in line with the commercial airlines’ scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry, which brought about a rapid acceleration of those retirement plans.  System-wide capacity was reduced by approximately 20% and many airlines cancelled or deferred new aircraft deliveries.  Based on management’s assessment of these and other conditions, the Company in the second quarter ended November 30, 2001, reduced the value of and provided loss accruals for certain of its inventories and engine leases which support older generation aircraft by $75,900, of which $57,900 was related to the Inventory and Logistic Services segment and $18,000 was related to the Aircraft and Engine Sales and Leasing segment.

The components of the $75,900 impairment charge were as follows:

Engine and airframe parts	$56,000
Whole engines	11,400
Loss accruals for engine operating leases	8,500
$75,900

The writedown for the engine and airframe parts was determined by comparing the carrying value for each part number in inventory that supports older generation aircraft to its net realizable value.  In determining net realizable value, the Company assigned estimated sales prices taking into consideration historical selling prices and demand, as well as anticipated demand.  The $11,400 writedown for whole engines related to assets that are reported in the caption “Equipment on or available for short-term lease” and was determined by comparing the carrying value for each engine to an estimate of its undiscounted future cash flows.  In those instances where there was a shortfall, the impairment was measured by comparing the carrying value to an estimate of the asset’s fair market value.  The loss accruals for engine operating leases were determined by comparing the scheduled purchase option price to the estimated fair value of such equipment.  In those instances where the scheduled purchase option price exceeded the estimated fair value, an accrual for the estimated loss was recorded. (See Note J)

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges as described above, is as follows:

	February 28, 2003	May 31, 2002	November 30, 2001
Net impaired inventory and engines	$64,400	$75,600	$89,600

Proceeds from sales of impaired inventory and engines for the nine-month period ended February 28, 2003 and the six-month period ended May 31, 2002 were $10,000 and $15,600 respectively.

In addition, the Company recorded special charges of $10,100 during the three-month period ended November 30, 2001.  Of the $10,100 special charge, $5,700 related to an increase in the allowance for doubtful accounts to reflect the inability to recover certain receivables.  The $5,700 charge to increase the allowance for doubtful accounts principally related to an updated assessment of the Company’s prior estimates of recoveries from certain bankrupt airlines.  The Company increased the allowance to give effect to the decline in values of aviation equipment that had been expected to be recovered from the bankrupt airlines.  The increase in the allowance was classified as a special charge because the decline in values of the assets was attributable to the events of September 11, 2001.

The remaining balance of the special charge related to a $1,500 severance accrual and a $2,900 other asset impairment charge.  During the second quarter ended November 30, 2001 and in connection with overall cost savings initiatives, the Company reduced its work force by approximately 150 employees.  Affected employees included management and salaried employees, salespersons and hourly employees at certain of the Company’s facilities.  The $2,900 other asset impairment charge relates to an investment in marketable securities, which was written down to fair market value.  In February 2002, the Company liquidated its position in this investment; proceeds received approximated net book value after taking into consideration the impairment charge.

Note E – Inventory

	February 28, 2003	May 31, 2002
The summary of inventories is as follows:
Raw materials and parts	$48,363	$54,708
Work-in-process	21,806	20,987
Purchased aircraft, parts, engines and components held for sale	160,964	162,337
	$231,133	$238,032

Note F – Investment in Joint Ventures

At May 31, 2002, the Company owned a 50% equity interest in each of two joint ventures.  The remaining 50% equity interest in each joint venture was owned by a major U.S. financial institution.  Each joint venture owned one wide-body aircraft, on lease to a major foreign carrier.  Each joint venture financed the purchase of its aircraft primarily with debt that is without recourse to the joint venture and to the joint venture partners.  On June 20, 2002, the Company purchased the other 50% equity interest in one of the joint ventures from the joint venture partner for nominal consideration.  As a result of the consolidation of that entity, the aircraft owned by the joint venture has been recorded in the Company’s accounts in an amount equal to the Company’s historical cost of its investment in the joint venture, plus the nominal consideration paid to the other party, plus the amount of the non-recourse debt that was associated with the aircraft.

The book value of the aircraft and the non-recourse debt recorded on the Company’s consolidated balance sheet were $35,378 and $32,832 respectively at February 28, 2003.

The Company’s investment in the remaining joint venture at February 28, 2003 was $1,576 and the Company’s investment in the two joint ventures at May 31, 2002 was $4,038.  The investment amounts are included in “Other assets” on the Condensed Consolidated Balance Sheets.

The following table provides combined summarized joint venture financial information at February 28, 2003 and May 31, 2002.

	February 28, 2003	May 31, 2002
Total assets of joint venture(s)	$39,930	$80,270
Total non-recourse debt of joint venture(s)	36,778	72,194
Net assets of joint venture(s)	$3,152	$8,076

AAR CORP.’s 50% equity interest in joint venture(s)	$1,576	$4,038

Note G – Supplemental Cash Flows Information

	Nine Months Ended February 28,
	2003	2002
Interest paid	$14,734	$14,391
Income taxes paid	3,248	1,401
Income tax refunds received	350	187

See Note F for additional information regarding non-cash activities.

Note H – Common Stock and Earnings per Share of Common Stock

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options.  The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2003 and 2002.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Basic EPS:
Net income (loss)	$651	$(2,290)	$(4,891)	$(56,288)
Weighted average common shares outstanding	31,846	27,409	31,852	27,075
Earnings (loss) per share-Basic	$0.02	$(0.08)	$(0.15)	$(2.08)

Diluted EPS:
Net income (loss)	$651	$(2,290)	$(4,891)	$(56,288)
Weighted average common shares outstanding	31,846	27,409	31,852	27,075
Additional shares due to hypothetical exercise of stock options	3	—	—	—
	31,849	27,409	31,852	27,075
Earnings (loss) per share-Diluted	$0.02	$(0.08)	$(0.15)	$(2.08)

At February 28, 2003 and 2002 respectively, stock options to purchase 4,611 and 3,577 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares.

Common stock equivalents representing options to purchase 3 shares for the nine-month period ending February 28, 2003 and 2 shares and 115 shares for the three- and nine-month periods ending February 28, 2002, were not included in the computations of diluted earnings per share because to do so would have been antidilutive due to the net loss during the respective periods.

On October 9, 2002, the Company’s Board of Directors voted to suspend the quarterly common stock dividend.

Note I – Financing Arrangements

At February 28, 2003, aggregate committed unsecured bank credit arrangements were $52,419.  Of this amount, $50,000 was committed under separate revolving credit and term loan agreements with three domestic banks and $2,419 was committed under credit agreements with one foreign bank.  In November 2002, the Company completed amendments to two of its domestic credit arrangements.  These amendments lowered the commitment amounts under each arrangement and amended the fixed charge coverage ratio.  In addition, the maturity date for one of the domestic credit arrangements was changed from February 9, 2004 to June 10, 2003.  Borrowings outstanding under the unsecured domestic credit arrangements were $36,600 at February 28, 2003 and $40,500 at May 31, 2002.  Cash and cash equivalents were $35,572 at February 28, 2003 and $34,522 at May 31, 2002.

On October 15, 2003, the Company’s $49,500 of 7.25% Notes mature and therefore have been classified as current on the February 28, 2003 Consolidated Balance Sheet.

In January 2004, the non-recourse notes mature and therefore have been classified as current on the February 28, 2003 Consolidated Balance Sheet.  In the event of non-payment of the notes, the holders do not have any recourse against the Company, but may receive title to the wide-body aircraft that secures the debt.  At February 28, 2003, the Company’s equity interest in this aircraft was $2,546.

The Company is actively considering various financing alternatives to replace the maturing and expiring credit arrangements.

On March 21, 2003, the Company completed a new $35,000 accounts receivable securitization program with LaSalle Business Credit L.L.C. (LaSalle).  The term of the agreement is one year, renewable annually and bears interest at LIBOR plus 300 basis points.  The LaSalle securitization program replaces the previous accounts receivable securitization program and substantially replaced the LaSalle Bank unsecured credit arrangement.

Under the program on each business day certain subsidiaries of the Company sell all new eligible receivables to an entity that is a wholly owned and consolidated subsidiary of the Company.  This entity in turn sells an undivided percentage ownership interest in such eligible receivables to LaSalle.  Certain classes of receivables are not intended for sale to the entity, including, but not limited to, accounts receivable that are not eligible receivables under the program at the time of sale, receivables related to sales to certain foreign entities and receivables generated by sales to governmental entities other than the federal government.  On March 21, 2003, the date of the initial purchase under the program, subsidiaries of the Company sold receivables in the amount of $52,415 to the entity and the entity in turn sold an undivided percentage ownership interest in such receivables to LaSalle for $33,600.

Note J – Aviation Equipment Operating Leases

The Company from time to time leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases.  The Company may also sublease the aviation equipment to a customer on a short-term or long-term basis.  The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company for up to four years.  If the Company elects not to renew a lease, the Company may elect either to (1) direct the lessor to sell the equipment at which time the Company would be required to reimburse the lessor for the shortfall, if any, between the proceeds on the sale and the scheduled purchase option price, or (2) purchase the equipment from the lessor at its scheduled purchase option price.  The terms of the lease agreements also allow the Company to purchase the equipment at any time during a lease at its scheduled purchase option price.

In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed the fair value of such equipment, the Company records an accrual for loss.  The scheduled purchase option values amounted to $34,293 at February 28, 2003 and $35,623 at May 31, 2002.

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

As part of the impairment charge recorded during the three month period ended November 30, 2001, the Company recorded an $8,500 accrual for possible losses for those assets in which the scheduled purchase option price exceeded the estimated fair value of such equipment. (See Note D)  As of February 28, 2003, the loss accrual was $5,800.  The principal reason for the $2,700 reduction in the loss accrual was due to the purchased equity interest in the aviation equipment disclosed above.  These assets were recorded on the May 31, 2002 consolidated balance sheet; net of $2,500 of loss accruals that were established for certain of the assets acquired.

The remainder of the reduction in the loss accrual ($200) is attributable to the buyout of a lease and subsequent sale of the underlying aircraft engine.  Upon the sale of the engine, the Company included the engine-specific loss accrual in the determination of the gain/loss on sale.

Note K – Segment Reporting

The Company is a leading provider of value-added products and services to the global aviation/aerospace industry.  The Company reports its activities in four business segments: Inventory and Logistic Services; Maintenance, Repair and Overhaul; Manufacturing; and Aircraft and Engine Sales and Leasing.

Revenues in the Inventory and Logistic Services segment are derived from the sale of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and military markets, as well as the distribution of new airframe parts purchased from various original equipment manufacturers and sold to commercial and general aviation customers.  Cost of revenues consists principally of the cost of product (primarily aircraft and engine parts) and overhead (primarily indirect labor, facility cost and insurance).

Revenues in the Maintenance, Repair and Overhaul segment are derived from the repair and overhaul of a wide range of commercial and military aircraft engine and airframe parts, landing gear and components; aircraft maintenance and storage; the repair, overhaul and sale of parts for industrial gas and steam turbine operators.  Cost of revenues consists principally of cost of product (primarily replacement aircraft parts), direct labor and overhead.

Revenues in the Manufacturing segment are derived from the manufacture and sale of a wide array of containers, pallets and shelters used to support the U.S. Military’s tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military application and advanced composite materials and components for aerospace and industrial use.  Cost of revenues consists principally of the cost of product, direct labor and overhead.

Revenues in the Aircraft and Engine Sales and Leasing segment are derived from the sale and lease of commercial aircraft and engines; and technical and advisory services.  Cost of revenues consists principally of cost of product (aircraft and engines), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

The accounting policies for the segments are the same as those for the Company.  The chief decision making officer (Chief Executive Officer) of the Company evaluates performance based on the segments.  The expenses and assets related to corporate activities are not allocated to the segments.

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Sales:
Inventory and Logistic Services	$63,654	$59,104	$190,151	$196,172
Maintenance, Repair and Overhaul	52,496	50,395	151,810	162,233
Manufacturing	33,930	26,944	91,233	74,381
Aircraft and Engine Sales and Leasing	6,912	7,014	28,014	58,553
	$156,992	$143,457	$461,208	$491,339

Gross profit, before consideration of impairment charges:
Inventory and Logistic Services	$8,736	$6,576	$25,503	$22,876
Maintenance, Repair and Overhaul	8,221	7,115	21,295	24,538
Manufacturing	6,615	4,070	14,761	9,894
Aircraft and Engine Sales and Leasing	953	1,750	3,661	11,851
	$24,525	$19,511	$65,220	$69,159

PART I, ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Which May Affect Future Results

The Company’s future operating results and financial position may be adversely affected or fluctuate substantially on a quarterly basis as a result of continuing difficulties in the commercial aviation environment exacerbated by the September 11, 2001 terrorist attacks and the events that followed, the relatively weak worldwide economic climate and other factors, including:  (1) decline in demand for the Company’s products and services and the ability of the Company’s customers to meet their financial obligations to the Company, particularly in light of the weakened financial condition of many of the world’s commercial airlines; (2) decline in demand from airline customers as a result of the war in Iraq, offset by increased defense-related demand; (3) the potential risk for declining market values for aviation products and equipment caused by various factors, including the war in Iraq, the bankruptcies of  United Airlines, US Airways, Inc., Air Canada, Avianca, Inc. and Hawaiian Airlines, Inc., possible future airline bankruptcies and other factors within the airline industry; (4) difficulties in re-leasing or selling aircraft and engines that are currently being leased on a long- or short-term basis; (5) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were approximately 25.5% of total sales in fiscal 2002), will continue at levels previously experienced, since such sales are subject to competitive bidding and government funding; (6) access to the debt and equity capital markets, which may be limited in light of industry conditions and Company performance; (7) changes in or noncompliance with laws and regulations that may affect certain of the Company’s aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (8) competition from other companies, including original equipment manufacturers, in the highly competitive aviation aftermarket industry that have greater financial resources than the Company; (9) exposure to product liability and property claims that may be in excess of the Company’s substantial liability insurance coverage; (10) difficulties in being able to successfully integrate business acquisitions and (11) the outcome of any pending or future material litigation or environmental proceedings.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States.  Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare the consolidated financial statements.  The most significant estimates made by management of the Company include adjustments to reduce the value of inventories and equipment on or available for lease, allowance for doubtful accounts and loss accruals for aviation equipment operating leases.  Accordingly, actual results could differ materially from those estimates.  The following is a summary of the accounting policies considered critical by management of the Company.

Allowance for Doubtful Accounts  The Company’s allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected.  In determining the required allowance, the Company considers factors such as general and industry-specific economic conditions, customer credit history, and the customer’s current and expected future financial performance.

Inventories  Inventories are valued at the lower of cost or market.  Cost is determined by either the specific identification, average cost or first-in, first-out method.  Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions.  The Company has utilized certain assumptions when determining the recoverability of excess, obsolete and impaired inventories, such as the historical sales of the inventory, current and expected future aviation usage trends, estimated market values and expected future demand.  Principally as a result of the terrorist acts of September 11, 2001 and the events that followed, the Company recorded a significant charge for impaired inventories during the quarter ended November 30, 2001 utilizing those assumptions.  Further reductions in demand for certain of the Company’s inventories or declining market values, as well as differences between actual results and the assumptions utilized by the Company when determining the market value of assets, could result in additional impairment charges in future periods.

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

Aviation Equipment Operating Leases  The Company from time to time leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases.  The Company may also sublease the aviation equipment to a customer on a short- or long-term basis.  The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company for up to four years.  If the Company elects not to renew a lease, the Company may elect either to (i) direct the lessor to sell the equipment at which time the Company would be required to reimburse the lessor for the shortfall, if any, between the proceeds on the sale and the scheduled purchase option price, or (ii) purchase the equipment from the lessor at its scheduled purchase option price.  The terms of the lease agreements also allow the Company to purchase the equipment at any time during a lease at its scheduled purchase option price.  In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed estimated undiscounted cash flows related to the equipment, the Company records an accrual for loss.  The Company has utilized certain assumptions when estimating future undiscounted cash flows, such as current and future lease rates, residual values, estimated market values and expected future demand.  Differences between actual results and the assumptions utilized by the Company when determining undiscounted cash flows could result in future period provisions for losses on aviation equipment under operating leases.

Results of Operations - Three- and Nine-Month Periods Ended February 28, 2003

(as compared with the same periods of the prior year)

The Company reports its activities in four business segments: Inventory and Logistic Services; Maintenance, Repair and Overhaul; Manufacturing; and Aircraft and Engine Sales and Leasing.

Revenues in the Inventory and Logistic Services segment are derived from the sale of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and military markets, as well as the distribution of new airframe parts purchased from various original equipment manufacturers and sold to commercial and general aviation customers.  Cost of revenues consists principally of the cost of product (primarily aircraft and engine parts) and overhead (primarily indirect labor, facility cost and insurance).

Revenues in the Maintenance, Repair and Overhaul segment are derived from the repair and overhaul of a wide range of commercial and military aircraft engine and airframe parts, landing gear and components; aircraft maintenance and storage; the repair, overhaul and sale of parts for industrial gas and steam turbine operators.  Cost of revenues consists principally of cost of product (primarily replacement aircraft parts), direct labor and overhead.

Revenues in the Manufacturing segment are derived from the manufacture and sale of a wide array of containers, pallets and shelters used to support the U.S. Military’s tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military application and advanced composite materials and components for aerospace and industrial use.  Cost of revenues consists principally of the cost of product, direct labor and overhead.

Revenues in the Aircraft and Engine Sales and Leasing segment are derived from the sale and lease of commercial aircraft and engines; and technical and advisory services.  Cost of revenues consists principally of cost of product (aircraft and engines), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

The table below sets forth consolidated sales for the Company’s four business segments for the three- and nine-month periods ended February 28, 2003 and 2002.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Sales:
Inventory and Logistic Services	$63,654	$59,104	$190,151	$196,172
Maintenance, Repair and Overhaul	52,496	50,395	151,810	162,233
Manufacturing	33,930	26,944	91,233	74,381
Aircraft and Engine Sales and Leasing	6,912	7,014	28,014	58,553
	$156,992	$143,457	$461,208	$491,339

The Company has experienced four sequential quarters of increased sales, the most recent quarter showing the highest sales, gross margins and lowest cost since September 11, 2001.  The Company believes that it is transitioning its business by increasing its investment in newer generation inventory and repair capability, mobility systems manufacturing and aircraft and engine advisory services, while reducing investment in business lines experiencing weakness.

There have been two significant events that have occurred since the end of the third quarter which may effect the Company in future periods.

On March 19, 2003, the United States of America and certain of its allies commenced war operations against Iraq.  Since the start of the war in Iraq, many U.S. and foreign carriers have reported declines in bookings and passenger traffic, and as a result, have announced short-term capacity reductions ranging from 5 to 12 percent.  A prolonged war in Iraq will likely negatively effect the U.S. economy.  A significant long-term reduction in air travel and continued weak economic conditions, particularly in the U.S., can be expected to put additional financial pressure on many of the U.S. airlines.  Very recently, U.S. based and international carriers serving the Asian marketplace have reported a decline in demand due to concerns arising from severe acute respiratory syndrome (SARS).

As a result of continued reduction in demand, certain aircraft that were parked subsequent to September 11, 2001 on a temporary basis, are likely to remain parked on a longer-term or more permanent basis.  Aircraft that do not return to service are likely to be disassembled for parts sooner than previously expected.

Further reductions in airline capacity may interrupt the recovery of the Company’s operating performance and may effect the Company’s ability to realize the carrying basis for certain of its goodwill and certain of its aviation assets.

Three -Month Period Ended February 28, 2003

(as compared with the same period of the prior year)

Consolidated sales for the third quarter ended February 28, 2003 increased $13,535 or 9.4% over the same period in the prior year.  The increase in sales was principally due to record demand for the Company’s manufactured products which support the U.S. military’s tactical deployment requirements, as well as increased sales of used serviceable parts and certain component overhaul services.

In the Inventory and Logistic Services segment, sales increased $4,550 or 7.7% over the same period in the prior year.  The increase is attributable to increased sales of used serviceable parts to certain of the Company’s commercial airlines program customers and higher sales to the U.S. Military for spares and logistics support.  These increases were partially offset by lower sales experienced in the new parts distribution unit principally as a result of lower demand and management’s decision to eliminate most branch locations.

In the Maintenance, Repair and Overhaul segment, sales increased $2,101 or 4.2% principally reflecting higher sales for component overhaul services experienced in Europe, increased sales of the Company’s industrial engine products and services and increased sales for airframe maintenance and landing gear overhaul services, partially offset by reduced sales for component repair services in the U.S.

In the Manufacturing segment, sales increased $6,986 or 25.9% reflecting record demand for the Company’s manufactured products which are supporting the U.S. Military’s current deployment activities and higher sales of non-aviation related composite structure products.

In the Aircraft and Engines Sales and Leasing segment, sales were essentially flat with the prior year as the Company transitions to advisory services rather than asset ownership. Sales in this segment are principally comprised of lease revenue from aircraft and engines on lease to operators.  Sales in this segment remain historically low, reflecting the lack of sales activity caused by the aviation industry-wide reduction in demand for capital assets.

Consolidated gross profit increased $5,014 or 25.7% compared to the third quarter of last year due to increased sales and an improvement in the consolidated gross profit margin from 13.6% last year to 15.6% this year.  The improvement in the consolidated gross profit margin was principally due to the favorable mix of inventory sold in the Inventory and Logistic Services segment and higher margins in the Manufacturing segment which reflect increased volume through each of the Company’s Manufacturing facilities.

Operating income increased $5,466 over the prior year period due to increased consolidated sales, an improvement in the consolidated gross profit margin and a reduction in selling, general and administrative expenses.  The Company reduced its selling, general and administrative expense by $452 or 2.3% principally through lower personnel costs, offset by substantially higher insurance costs.  Interest expense increased $298 or 6.6% primarily as a result of $32,978 of non-recourse debt that was recorded on the Company’s balance sheet in June 2002 (see Note F).  Interest income declined $356 or 54.6% as a result of a decrease in average invested cash during the quarter.

For the three month period ended February 28, 2003, the Company reported consolidated net income of $651 compared with a net loss of $2,290 in the prior year.  This improvement is due to increased sales, improved gross margins and lower selling, general and administrative expenses, partially offset by an increase in net interest expense, when compared to the prior year.

Nine-Month Period Ended February 28, 2003

(as compared with the same period of the prior year)

Consolidated sales for the nine-month period ended February 28, 2003 decreased $30,131 or 6.1% over the same period in the prior year.  The decline in sales during the nine-month period was attributable to reduced demand for many of the Company’s products and services from its airline customers particularly during the first three months of the nine-month period.  Partially offsetting the year to date decline was increased demand for the Company’s products supporting the U.S. Military and its major contractors.

Sales in the Inventory and Logistic Services segment decreased $6,021 or 3.1% compared to the same period in the prior year.  The decrease in sales is primarily due to lower sales of new distribution parts and downsizing of the Company’s new parts distribution unit.  Partially offsetting the decline was increased sales of spares and logistics support to the U.S. Military and its major contractors.

In the Maintenance, Repair and Overhaul segment, sales decreased $10,423 or 6.4% over the prior year reflecting lower demand for the Company’s landing gear and aircraft component businesses.

Sales in the Manufacturing segment increased $16,852 or 22.7% due to record demand for the Company’s manufactured products that support the U.S. Military’s tactical deployment requirements as well as an increase in sales of composite structure products.

In the Aircraft and Engine Sales and Leasing segment, sales decreased $30,539 or 52.2% compared to the prior year.  The reduction in sales is principally attributable to the commercial aviation industry-wide reduction in capital asset investment activity reflecting the continuing difficulties in the commercial airline environment.

Consolidated gross profit decreased $3,939 or 5.7% over the prior year before consideration of impairment charges, as a result of the decline in consolidated sales.  For the nine-month period ended February 28, 2003, the consolidated gross profit margin before consideration of impairment charges remained unchanged at 14.1%.

Operating income increased $663 from the prior year before consideration of impairment and other special charges recorded in the second quarter of last year, due principally to lower selling, general and administrative costs.  The Company reduced its selling, general and administrative costs by $4,602 or 7.2% compared to the same period in the prior year principally through lower personnel costs and other operating expenses, partially offset by substantially higher insurance expense.  Interest expense decreased $922 primarily as a result of lower average borrowings during the nine-month period and interest income declined $1,292 as a result of a decrease in average cash invested during the period.

During the second quarter of last fiscal year, principally in response to the events of September 11, 2001, the Company reduced the value of and provided loss accruals for certain inventories and engine leases that support older generation aircraft by $75,900.  In addition, the Company recorded special charges of $10,100 during the same quarter, related to an increase in the allowance for doubtful accounts ($5,700) reflecting the inability to recover certain accounts receivable and to record severance charges of $1,500 and an other asset impairment charge of $2,900.

The Company recorded a net loss of $4,891 during the nine-months ended February 28, 2003 compared to a net loss of $56,288 in the prior year as a result of the factors discussed above.

Financial Condition at February 28, 2003

(as compared with May 31, 2002)

Historically, the Company has funded its growth, met its contractual commitments and paid dividends through the generation of cash from operations, augmented by the periodic issuance of common stock and debt to the public and private markets.  The Company also relies on its unsecured bank credit arrangements, an accounts receivable securitization program and certain aviation equipment operating leases to provide additional liquidity.  The Company completed a private placement of long-term debt in the amount of $75,000 in June 2001, and a common stock offering in February 2002 in the amount of $34,334.  The Company’s continuing ability to borrow from its lenders, issue debt and equity securities in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions, Company performance and geopolitical events, including the war on terrorism.  The Company’s ability to use its accounts receivable securitization program and aviation equipment operating leases is also dependent on those factors.  The Company’s ability to generate cash from operations is influenced primarily by the operating performance of the Company and working capital management.

At February 28, 2003, the Company’s liquidity and capital resources included cash of $35,572 and working capital of $208,145.  At February 28, 2003, the Company’s ratio of long-term debt to capitalization was 34.3%; down from 41.2% at May 31, 2002, and at February 28, 2003, the Company’s ratio of total debt to capitalization was 47.8% compared to 45.6% at May 31, 2002.  The decrease in the long-term debt to capitalization ratio compared to May 31, 2002 is primarily attributable to the classification of certain debt instruments to current during fiscal 2003.  The increase in the total debt to capitalization ratio is primarily attributable to the non-recourse debt of $32,832 recorded when the Company purchased the equity interest in a joint venture (See Note F).  The Company’s liquidity includes external sources of financing, including bank credit arrangements and a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

At February 28, 2003, aggregate committed unsecured bank credit arrangements were $52,419.  Of this amount, $50,000 was committed under separate revolving credit and term loan agreements with three domestic banks and $2,419 was committed under credit agreements with one foreign bank.  In November 2002, the Company completed amendments to two of its domestic credit arrangements.  These amendments lowered the commitment amounts available under each of the two arrangements and amended the fixed charge coverage ratio at November 30, 2002.  In addition, the expiration date for one of the domestic credit arrangements was changed from February 9, 2004 to June 10, 2003.  Borrowings outstanding under the unsecured domestic credit arrangements were $36,600 at February 28, 2003 and $40,500 at May 31, 2002, respectively.

Borrowings outstanding as of February 28, 2003 and the commitment amounts under the unsecured credit arrangements for each of the three domestic banks as of February 28, 2003 and subsequent dates, as well as their applicable expiration dates, are as follows:

	LaSalle Bank		Bank of America	Bank One	Total
Amount Outstanding:
February 28, 2003	$18,300		$7,300	$11,000	$36,600

Commitment Amount by Date of Availability:
February 28, 2003	$25,000	(1)	$10,000	$15,000	$50,000
April 10, 2003	—		3,000	7,500	10,500
April 30, 2003	—		—	7,500	7,500

Expiration Date	4/10/03		4/10/03	6/10/03

(1)           Replaced with a new $35,000 accounts receivable securitization program.

As of February 28, 2003, the Company maintained an accounts receivable securitization program under which the Company sold an interest in a defined pool of accounts receivable.  In November 2002, the Company completed an amendment to the accounts receivable securitization program in which the commitment amount was reduced to $25,000.  Cash proceeds from the sale of accounts receivable, net of retained interest, under this arrangement were $18,300 and $20,100 at February 28, 2003 and May 31, 2002 respectively.  This resulted in a reduction of accounts receivable in those amounts on the February 28, 2003 and May 31, 2002 Consolidated Balance Sheets.  The accounts receivable securitization program was to have expired on August 30, 2004, however, on an annual basis, the financial institution had the option to not renew funding of the program.  The financial institution informed the Company that it did not wish to renew funding of the program after November 30, 2002.  However, the financial institution extended funding of the program through February 28, 2003, and then again through April 30, 2003, while the Company was in discussions with other financial institutions regarding the replacement of this program.

On March 21, 2003, the Company completed a new $35,000 accounts receivable securitization program with LaSalle.  The term of the agreement is one year, renewable annually and bears interest at LIBOR plus 300 basis points.  The LaSalle securitization program replaces the previous accounts receivable securitization program and substantially replaced the LaSalle Bank unsecured credit arrangement.  The commitment under the LaSalle Bank unsecured credit arrangement was reduced to zero, however continues to provide for a $5,000 letter of credit facility, secured by cash deposits at LaSalle Bank.

On June 10, 2003, the amount outstanding under the Bank One credit arrangement becomes due and the facility expires.  On April 10, 2003, the amount outstanding under the Bank of America credit arrangement was reduced from $7,300 to $3,000, and the expiration date was extended to April 30, 2003.  On October 15, 2003, the Company’s $49,500 of 7.25% Notes, classified as current on the February 28, 2003 Consolidated Balance Sheet, mature.

The Company is currently evaluating a number of replacement financing alternatives on commercially reasonable terms. These alternatives include financing secured by inventory, other assets and real estate, as well as new issuances of private or public debt and equity securities.  The Company’s ability to secure replacement financing, or to secure it on commercially reasonable terms, is dependent upon a number of factors, including obtaining amendments under certain of its existing financing arrangements to permit secured financing, the geopolitical environment, the duration and effect of the war in Iraq, general economic conditions, airline industry conditions, the operating performance of the Company and market conditions in the private and public debt and equity securities markets.  While the Company believes replacement financing is available, it can give no assurances it will be able to secure replacement financing on commercially reasonable terms.  Failure to obtain replacement financing could materially effect the Company’s liquidity.  In the event the Company is not able to secure replacement financing, or the replacement financing is not sufficient for the Company to meet all its maturing debt obligations, the Company intends to raise cash through the sale of assets, including certain of its operating units.

On February 13, 2003, Moody’s Investor Service downgraded the senior unsecured debt rating of the Company to B1 from Baa3.  The Company’s Standard and Poors unsecured debt rating is currently BBB minus, and is under review.  The Company believes that new financings will be available on a secured basis.

In January 2004, the Company’s non-recourse notes mature and therefore have been classified as current on the February 28, 2003 Consolidated Balance Sheet.  In the event of non-payment of the notes, the holders do not have any recourse against the Company, but may receive title to the wide-body aircraft that secure the debt.  At February 28, 2003, the Company’s equity interest in this aircraft was $2,576.

During the nine-month period ended February 28, 2003, the Company generated $11,888 of cash from operations principally reflecting earnings before depreciation and amortization of $15,779 partially offset by a $2,350 increase in use of working capital.

During the nine-month period ended February 28, 2003, the Company’s investing activities used $3,835 of cash reflecting capital expenditures of $7,917 partially offset by the net proceeds from the sale of a building in the amount $2,969 and cash from leveraged leases of $1,263.

During the nine-month period ended February 28, 2003, the Company’s financing activities used $7,113 of cash primarily reflecting reductions in borrowings of $6,406 and the payment of cash dividends of $796.

On October 9, 2002, the Company’s Board of Directors voted to suspend the quarterly common stock dividend.  This action is consistent with other actions taken by the Company to lower costs and preserve cash.

A summary of long-term debt, bank borrowings, non-cancelable operating lease commitments for aviation equipment and accounts receivable securitization as of February 28, 2003 is as follows:

	Payments Due by Period
	Total		Within One Year	Within Two Years	Within Three Years	Within Four Years	Within Five Years	Beyond Five Years
On Balance Sheet:
Debt	$246,551		$85,189	$1,742	$20,990	$1,228	$60,298	$77,104
Bank Borrowings	36,600	(1)	36,600	—	—	—	—	—

Off Balance Sheet:
Aviation Equipment Operating Leases	37,073		4,785	10,607	6,841	14,840	—	—
Accounts Receivable Securitization Program	18,300	(2)	18,300	—	—	—	—	—

Notes:

(1)

At February 28, 2003, the Company had three committed unsecured bank lines aggregating $52,419 of which $36,600 had been drawn and $4,639 utilized for letters of credit, leaving unused available committed bank lines of $11,180.  The maturity dates for the lines of credit drawn are April 30, 2003 and June 10, 2003.

(2)

The accounts receivable securitization program was to have expired on August 30, 2004; however, on an annual basis, the financial institution had the option to not renew funding of the program.  The financial institution informed the Company that it did not wish to renew funding of the program after November 30, 2002.  The financial institution extended funding of the program through February 28, 2003, and then through April 30, 2003 while the Company was in discussions with other financial institutions regarding replacement of this program.  On March 21, 2003, the Company entered into a new $35,000 accounts receivable securitization facility which replaced this program.

(3)

The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business.  These instruments are typically issued in conjunction with insurance contracts or other business requirements.  The total of these instruments outstanding at February 28, 2003 was approximately $12,655.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under this Item 2 entitled “Factors Which May Affect Future Results”.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company’s control.  The Company assumes no obligation to update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I, ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk includes fluctuating interest rates under its unsecured bank credit agreements, foreign exchange rates and accounts receivable securitization program.  See Part I, Item 2 for a discussion on accounts receivable exposure.  During the nine-month periods ended February 28, 2003 and 2002, the Company did not utilize derivative financial instruments to offset these risks.

Interest on amounts borrowed under the bank credit facilities is LIBOR based.  As of February 28, 2003, the outstanding balance under these agreements was $36,600.  A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the nine-month period ended February 28, 2003 would not have had a material impact on the financial position or results of operations of the Company.

Revenues and expenses of the Company’s foreign operations in The Netherlands are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).  A hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have a material impact on the financial position or results of operations of the Company.

PART I, ITEM 4 – CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the chief executive officer and chief financial officer of the Company evaluated the effectiveness of the Company’s disclosure controls and procedures and have concluded that the Company’s controls and procedures effectively ensure that the information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

1)     Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

2)     Reports on Form 8-K for Quarter ended February 28, 2003

The Company filed no reports on Form 8-K during the three months ended February 28, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	April 14, 2003	/s/ Timothy J. Romenesko
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly authorized to sign on behalf of registrant)

/s/ Michael J. Sharp
Michael J. Sharp
Vice President – Controller
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 14, 2003	/s/ David P. Storch
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 14, 2003	/s/ Timothy J. Romenesko
Timothy J. Romenesko
Vice President and Chief Financial Officer

EXHIBIT INDEX

Index			Exhibits

4.	Instruments defining the rights of security holders	4.3

Amendment No. 6 dated April 10, 2003 to the Second Amended and Restated Credit Agreement dated May 27, 1998 between the Registrant and Bank of America National Trust and Savings Association as agent (filed herewith).

		4.9

Amendment No. 4 dated March 10, 2003 and amendment No. 5 dated March 21, 2003 to the Revolving Loan Agreement dated April 11, 2001 between the Registrant and LaSalle Bank National Association (filed herewith).

10.	Material Contracts	10.6	Amendment No. 3 effective October 10, 2002 and amendment No. 4 effective December 18, 2002 to the AAR CORP. Amended and Restated Supplemental Key Employee Retirement Plan (filed herewith).

		10.13	Amendment No. 2 effective December 18, 2002 to the Amended and Restated AAR CORP. Nonemployee Directors’ Deferred Compensation Plan (filed herewith).

		10.14	Severance and Change in Control agreement dated January 14, 2000 between the Registrant and James J. Clark (filed herewith).

		10.15

Purchase and Sale Agreement dated March 21, 2003 between AAR Distribution, Inc., AAR Parts Trading, Inc., AAR Manufacturing, Inc., AAR Engine Services, Inc., AAR Allen Services, Inc., the Registrant as Initial Servicer and AAR Receivables Corporation II (filed herewith).

		10.16

Receivables Purchase Agreement dated March 21, 2003 between AAR Receivables Corporation II, the Registrant individually and as Initial Servicer, the Financial Institutions from time to time Parties hereto and LaSalle Business Credit, LLC (filed herewith).

99.	Additional exhibits	99.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

		99.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).