Form 10-K
period 2003-05-31
AAR CORP
filed 2003-08-18
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003	Commission file number 1-6263

AAR CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2334820
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One AAR Place, 1100 N. Wood Dale Road

Wood Dale, Illinois 60191

(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code (630) 227-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
Chicago Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes ☐   No ☒

At July 31, 2003, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was approximately $234,422,189 (based upon the closing price of the Common Stock at July 31, 2003 as reported on the New York Stock Exchange). The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On July 31, 2003, there were 31,849,811 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the Registrant’s 2003 Annual Meeting of Stockholders, to be held October 8, 2003, are incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.   BUSINESS
(Dollars in thousands)

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR” or “the Company,” unless the context indicates otherwise. The Company was organized in 1955 as the successor to a business founded in 1951 and was reincorporated in Delaware in 1966. The Company is a leading independent provider of value-added products and services to the worldwide aviation industry. The Company also markets and sells certain of its products and services to the U.S. Government, including various branches and agencies within the U.S. Military. The Company conducts its business activities primarily through five principal operating subsidiaries: AAR Parts Trading, Inc., AAR Aircraft & Engine Sales & Leasing, Inc., AAR Distribution, Inc., AAR Manufacturing, Inc., and AAR International, Inc. The Company’s international business activities are conducted primarily through AAR International, Inc.

The Company reports its activities in four business segments: (i) Inventory and Logistic Services, comprised primarily of business activities conducted through AAR Parts Trading, Inc. and AAR Distribution, Inc., (ii) Maintenance, Repair and Overhaul, comprised primarily of business activities conducted through AAR Engine Services, Inc. and AAR Allen Services, Inc., wholly-owned subsidiaries of AAR Parts Trading, Inc. and AAR Distribution, Inc., respectively, (iii) Manufacturing, comprised primarily of business activities conducted through AAR Manufacturing, Inc., and (iv) Aircraft and Engine Sales and Leasing, comprised of business activities primarily conducted through AAR Aircraft & Engine Sales & Leasing, Inc.

The Company’s Inventory and Logistic Services segment activities include the purchase and sale of a wide variety of new, overhauled and repaired engine parts and components and airframe parts and components for the aviation aftermarket and military customers. The Company also provides customized inventory supply and management programs for engine and airframe parts and components in support of customer maintenance activities. The Company is an authorized distributor for more than 150 leading aviation and aerospace product manufacturers. The Company acquires aviation products for the Inventory and Logistic Services segment from domestic and foreign airlines, independent aviation service companies, aircraft leasing companies and original equipment manufacturers. In the Inventory and Logistic Services segment, the majority of the Company’s sales are made pursuant to standard commercial purchase orders. In certain inventory supply and management programs, the Company supplies products and services under agreements reflecting negotiated terms and conditions.

The Company’s Maintenance, Repair and Overhaul segment activities include the overhaul, repair and exchange of a wide variety of airframe and engine parts and components for its commercial and military customers. Repair and overhaul capabilities include most commercial aircraft landing gear, a wide variety of avionics, instruments, electrical, electronic, fuel, hydraulic and pneumatic components and a broad range of internal airframe components. The Company also operates an aircraft maintenance facility providing airframe maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, military, regional, business and general aviation aircraft. AAR also operates an aircraft storage facility. The Company’s repair and overhaul of parts and components also support inventory management activities within the Inventory and Logistic Services segment. AAR also provides turbine engine overhaul and parts supply services to industrial gas and steam turbine operators. In the Maintenance, Repair and Overhaul segment, in addition to sales made under standard commercial purchase orders, a portion of the segment’s sales occur pursuant to contracts under which the Company agrees to maintain, repair and overhaul parts, components and whole aircraft. In the Maintenance, Repair and Overhaul segment, the Company purchases replacement parts which are used in various repair and overhaul operations primarily from original equipment manufacturers and suppliers. The

Company has ongoing arrangements with certain original equipment manufacturers which provide the Company access to parts, repair manuals and service bulletins in support of the original equipment manufacturers’ parts. Although the terms of each arrangement vary, they typically are made on standard original equipment manufacturer terms as to duration, price and delivery. When possible, the Company will obtain replacement parts used in repair and overhaul activities from operating units in the Inventory and Logistic Services segment.

The Company’s Manufacturing segment activities include the design, manufacture and installation of in-plane cargo loading and handling systems for commercial and military aircraft and helicopters. The Company also designs and manufactures advanced composite materials for commercial, business and military aircraft as well as advanced composite structures for the transportation industry. In addition, the Company manufactures and repairs a wide array of containers, pallets and shelters in support of military and humanitarian tactical deployment activities. In the Manufacturing segment, sales are made to customers pursuant to standard commercial purchase orders and contracts. In the Manufacturing segment, the Company purchases aluminum sheets, extrusions and castings and other necessary supplies from a number of vendors.

The Company’s Aircraft and Engine Sales and Leasing segment activities include the sale or lease of used commercial jet aircraft and the sale or lease of a wide variety of new, overhauled and repaired commercial jet engines. In the Aircraft and Engine Sales and Leasing segment, each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties and lease return provisions. The Company’s leases are fixed in regard to term; early termination by the lessee is not permitted except in the event of a breach by the Company. In the Aircraft and Engine Sales and Leasing segment, the Company purchases aircraft and engines from domestic and foreign airlines, aircraft and engine leasing companies and original equipment manufacturers. Within the Aircraft and Engine Sales and Leasing segment, the Company also provides advisory services which consists of records management, storage maintenance and assistance in remarketing aircraft and engines.

The Company has historically been able to obtain raw materials and other items for its inventories for each of its segments at competitive prices, terms and conditions from numerous sources and expects to be able to continue to do so.

In the Inventory and Logistic Services, Maintenance, Repair and Overhaul and Manufacturing segments, the Company generally sells its products under standard 30 day terms. On occasion, certain customers (principally foreign customers) will negotiate extended payment terms (60-90 days). Except for customary warranty provisions, customers do not have the right to return products nor do they have the right to extended financing. In the Aircraft and Engine Sales and Leasing segment, the Company sells its products on a cash due at delivery basis, standard 30 day terms or on an extended term basis.

For each of its reportable segments, the Company furnishes aviation products and services primarily through its own employees. The principal customers for the Company’s products and services in the Inventory and Logistic Services and Maintenance, Repair and Overhaul segments are domestic and foreign commercial airlines, regional and commuter airlines, business and general aviation operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies. In the Manufacturing segment, the Company’s principal customers include domestic and foreign military organizations, domestic and foreign commercial airlines, aviation original equipment manufacturers and other industrial entities. The principal customers in the Aircraft and Engine Sales and Leasing segment include domestic and foreign commercial airlines and aircraft and engine finance and leasing companies. Sales of aviation products and services to commercial airlines are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utili zation (e.g., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft.

The Company has 13 Federal Aviation Administration (FAA) licensed repair stations in the United States and Europe. Of the 13 FAA repair stations, nine are also Joint Aviation Authorities (JAA) licensed repair stations. Such licenses, which are ongoing in duration, are required in order for the Company to perform authorized maintenance, repair and overhaul services for its customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 13 FAA licensed repair stations, one is held in the Inventory and Logistics Services segment, eight are held in the Maintenance, Repair and Overhaul segment, and four are held in the Manufacturing segment. Of the nine JAA licensed repair stations, eight are held in the Maintenance, Repair and Overhaul segment and one is held in the Manufacturing segment. The Company believes that it possesses all licenses and certifications that are material to the conduct of its business.

Competition in the worldwide aviation/aerospace industry is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in both the Inventory and Logistic Services and the Maintenance, Repair and Overhaul segments include original equipment manufacturers (including the service divisions of large commercial airlines) and other independent suppliers of parts and services. In certain activities of the Company’s Aircraft and Engine Sales and Leasing segment, the Company faces competition from financial institutions, syndicators, commercial and specialized leasing companies and other entities that provide financing. AAR’s pallet, container and shelter manufacturing activities in its Manufacturing segment compete with several large and small companies, and its cargo systems competitors include a number of divisions of large corporations. Although certain of the Company’s competitors have substantially greater financial and other resources than the Company, in each of its four reportable segments AAR believes that it has maintained a satisfactory competitive position through its responsiveness to customer needs, its attention to quality and its unique combination of market expertise and technical and financial capabilities.

At May 31, 2003, backlog believed to be firm was approximately $102,700 compared to $93,400 at May 31, 2002. An additional $1,800 of unfunded government options on awarded contracts also existed at May 31, 2003. Approximately $99,100 of this backlog is expected to be filled within the next 12 months. The increase in the Company’s backlog is due to increased orders in the Maintenance, Repair and Overhaul, Manufacturing and Inventory and Logistic Services segments.

At May 31, 2003, the Company employed approximately 2,100 persons worldwide.

Sales to the U.S. Government, its agencies and its contractors were $170,191 (28.1% of total sales), $163,173 (25.5% of total sales), and $139,072 (15.9% of total sales) in fiscal years 2003, 2002 and 2001, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of the Company’s government contracts are for aviation products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high-technology military requirements, these products and services are less likely to be affected by significant changes in defense spending. The Company’s government contracts are subject to termination at the election of the government; in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

For additional information concerning the Company’s business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Segment Information” in Note 14 of Notes to Consolidated Financial Statements.

The Company’s internet address is www.aarcorp.com. The Company makes available free of charge through its web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Sec tion 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to the SEC. Information contained on the Company’s web site is not a part of this report.

ITEM 2.   PROPERTIES

The Company’s principal activities in the Aircraft and Engine Sales and Leasing and Inventory and Logistic Services segments are conducted from a building owned by the Company in Wood Dale, Illinois, subject to a mortgage after July 1, 2003. In addition to warehouse space, this facility includes executive, sales and administrative offices. The Company also leases facilities in Atlanta and Macon, Georgia and Jacksonville, Florida to support activities in the Inventory and Logistic Services segment.

Maintenance, Repair and Overhaul activities are conducted in buildings owned by the Company located in Garden City and Frankfort, New York; Windsor, Connecticut (subject to an industrial revenue bond) and near Schiphol International Airport in The Netherlands. This segment also conducts overhaul and repair activities in buildings leased by the Company in Miami, Florida; London, England; Roswell, New Mexico; and Oklahoma City, Oklahoma.

The Company’s activities in the Manufacturing segment are conducted at facilities owned by the Company in Clearwater, Florida (subject to an industrial revenue bond); and Cadillac and Livonia, Michigan.

The Company believes that its owned and leased facilities are suitable and adequate for its operational requirements.

ITEM 3.   LEGAL PROCEEDINGS

Except as described below, the Company is not a party to any material, pending legal proceeding (including any governmental or environmental proceedings) other than routine litigation incidental to its existing business.

AAR Manufacturing, Inc., a subsidiary of the Company (“subsidiary”) received an Administrative Order for Response Activity (“Order”) dated August 7, 2003, from the Michigan Department of Environmental Quality (“MDEQ”) relating to environmental conditions at and in the vicinity of the subsidiary’s Cadillac, Michigan plant. The Order requires the subsidiary to perform environmental investigatory work, prepare a feasibility study and a remedial action plan, and perform interim response actions. The interim response actions include continuation of the response activities the subsidiary is performing under a 1985 Consent Decree, operation of a soil vapor extraction system the subsidiary had previously installed and operated, determination of the need to provide alternate water supplies to off-site properties (and if it is so determined then to actually provide it), removal of any free phase liquids encountered in the ground, providing notices of groundwater contamination migration to off-site property owners, and other actions determined by the MDEQ or the subsidiary to be appropriate. A letter dated June 14, 2002 from the MDEQ further demands payment of environmental response costs already incurred by the MDEQ in the amount of $525 plus interest plus unspecified costs to be incurred in the future by the MDEQ. The Order and the letter which accompanies the Order threaten the imposition of civil fines up to $25 for each day of violation of the Order plus exemplary damages up to three times the costs incurred by the MDEQ if the subsidiary does not comply with the Order. The Order may require the implementation of the remedial action plan although it is not clear on that point. The Order requires the implementation of emergency response action if a release of hazardous substances, threat of a release, or exacerbation of existing contamination occurs during the pendency of the Order.

The subsidiary is evaluating its defenses to the allegations in the letter and to the Order, including the defense that the 1985 Consent Decree entered into with the State previously resolved most of the claims now asserted by the State and which are the basis for much of the Order. It is not possible at this stage to determine the expenditures that may be required in connection with this matter. The subsidiary has received some funds from an insurance carrier to reimburse it for work done by the subsidiary under the 1985 Consent Decree and will seek further coverage for the matters in the June 14, 2002 MDEQ letter and the Order. The subsidiary, prior to the issuance of the Order, sought a Court order to enforce the 1985 Consent Decree but that relief was denied by the Court, primarily on the basis that the action was premature since the State was not pursuing an enforcement action at the time. The subsidiary has sought leave to appeal that decision to the Michigan Court of Appeals.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning each executive officer of the Company is set forth below:

Name	Age	Present Position with the Company
David P. Storch	50	President and Chief Executive Officer, Director
Howard A. Pulsifer	60	Vice President, General Counsel, Secretary
Timothy J. Romenesko	46	Vice President and Chief Financial Officer
James J. Clark	43	Group Vice President, Maintenance, Repair and Overhaul
Michael J. Sharp	41	Vice President and Controller; Chief Accounting Officer

Mr. Storch has been President of the Company since 1989 and Chief Executive Officer since 1996. Previously, he was Chief Operating Officer from 1989 to 1996 and a Vice President of the Company from 1988 to 1989. Mr. Storch joined the Company in 1979 and was president of a major subsidiary from 1984 to 1988. Mr. Storch has been a director of the Company since 1989. Mr. Storch is Ira A. Eichner’s son-in-law. Mr. Eichner is Chairman of the Board and a Director of the Company.

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

Mr. Clark has been Group Vice President, Maintenance, Repair and Overhaul since 2000. Previously he was General Manager of AAR Aircraft Component Services — Amsterdam from 1995 to 2000 and in various other positions since joining the Company in 1982.

Mr. Sharp has been Vice President and Controller, Chief Accounting Officer since 1999. Previously he served as Controller of the Company from 1996 to 1999. Prior to joining the Company he was with Kraft Foods from 1994 to 1996, and with KPMG LLP from 1984 to 1994, most recently as audit senior manager.

Each executive officer is elected annually by the Board of Directors at the first meeting of the Board held after the annual meeting of stockholders. Executive officers continue to hold office until their successors are duly elected or until their death, resignation, termination or reassignment.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
(Dollars in thousands, except per share amounts)

The Company’s Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 31, 2003 there were approximately 7,500 holders of the Company’s Common Stock, including participants in security position listings.

Certain of the Company’s financing arrangements contain provisions restricting the payment of dividends or repurchase of its shares. See Note 3 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, the Company may not pay dividends (other than stock dividends) or acquire its capital stock if, after giving effect to the aggregate amounts paid on or after June 1, 1995, such amounts exceed the sum of $20,000 plus 50% of Consolidated Net Income (Loss) of the Company after June 1, 1994. The Company is currently prohibited from paying dividends or purchasing its shares pursuant to this provision.

The table below sets forth for each quarter of the fiscal year indicated the reported high and low market prices of the Company’s Common Stock on the New York Stock Exchange and the quarterly dividends declared. The Company suspended payment of dividends in October 2002.

	Fiscal 2003			Fiscal 2002
Per Common Share	Market Prices		Quarterly	Market Prices		Quarterly
Quarter	High	Low	Dividends	High	Low	Dividends
First	$11.15	$6.00	$.025	$17.25	$14.25	$.085
Second	6.11	3.20	.000	17.25	7.15	.025
Third	6.09	4.45	.000	9.85	7.29	.025
Fourth	4.50	3.70	.000	13.65	7.44	.025
			$.025			$.160

ITEM 6.   SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

	For the Year Ended May 31,
	2003	2002		2001	2000	1999
RESULTS OF OPERATIONS
Sales	$606,337	$638,721		$853,659	$957,525	$918,036
Pass through sales[1]	—	—		20,596	66,808	132,572
Total sales	606,337	638,721		874,255	1,024,333	1,050,608
Gross profit	77,058	13,848		136,467	172,853	173,259
Operating income (loss)	(1,787)[3]	(81,289)[3]		40,390	70,658	77,381
Interest expense	19,539	19,798		21,887	23,431	18,567
Income (loss) before provision for income taxes	(19,490)	(98,229)		20,220	49,526	59,786
Net income (loss)	(12,410)	(58,939)		18,531	35,163	41,671
Share data:
Earnings (loss) per share — basic	$(0.39)	$(2.08)		$0.69	$1.30	$1.51
Earnings (loss) per share — diluted	$(0.39)	$(2.08)		$0.69	$1.28	$1.49
Cash dividends per share	$0.03	$0.16		$0.34	$0.34	$0.34
Average common shares outstanding — basic	31,852	28,282	[2]	26,913	27,103	27,549
Average common shares outstanding — diluted	31,852	28,282	[2]	26,985	27,415	28,006
FINANCIAL POSITION
Cash and cash equivalents	$29,154	$34,522		$13,809	$1,241	$8,250
Working capital	192,837	286,192		352,731	345,304	334,418
Total assets	686,621	710,199		701,854	737,977	723,018
Short-term debt	59,729	42,525		13,652	26,314	420
Short-term debt, non-recourse	32,527	—		—	—	—
Long-term debt	164,658	217,699		179,987	180,447	180,939
Total recourse debt	224,387	260,224		193,639	206,761	181,359
Stockholders’ equity	294,988	310,235		340,212	336,494	322,423
Number of share outstanding at end of year	31,850	31,870	[2]	26,937	26,865	27,381
Book value per share of common stock	$9.26	$9.73		$12.63	$12.53	$11.78

Notes:

1                       In connection with certain long-term inventory management programs, the Company purchased factory-new products on behalf of its customers from original equipment manufacturers. These products were purchased from the manufacturer and “passed through” to the Company’s customers at the Company’s cost. In December 2000, these inventory management programs were discontinued.

2                       In February 2002, the Company sold 5,010 shares of common stock for $34,334, net of expenses.

3                       See Note 2 of Notes to Consolidated Financial Statements for a discussion regarding impairment and special charges recorded during fiscal 2003 and fiscal 2002.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

Factors Which May Affect Future Results

The Company’s future operating results and financial position may be adversely affected or fluctuate substantially on a quarterly basis as a result of continuing difficulties in the commercial aviation environment exacerbated by the September 11, 2001 terrorist attacks and the events that followed, the relatively weak worldwide economic climate and other factors, including:  (1) decline in demand for the Company’s products and services and the ability of the Company’s customers to meet their financial obligations to the Company, particularly in light of the weakened financial condition of many of the world’s commercial airlines; (2) the potential risk for declining market values for aviation products and equipment caused by various factors, including the bankruptcies of  United Airlines, US Airways, Inc., Air Canada, Avianca, Inc. and Hawaiian Airlines, Inc., possible future airline bankruptcies and other factors within the airline industry; (3) difficulties in re-leasing or selling aircraft and engines that are currently being leased on a long- or short-term basis; (4) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were 28.1% of total sales in fiscal 2003), will continue at levels previously experienced, since such sales are subject to competitive bidding and government funding; (5) access to the debt and equity capital markets and the ability to draw down under financing agreements, which may be limited in light of industry conditions and Company performance; (6) changes in or noncompliance with laws and regulations that may affect certain of the Company’s aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (7) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than the Company; (8) exposure to product liability and property claims that may be in excess of the Company’s substantial liability insurance coverage; (9) difficulties in being able to successfully integrate business acquisitions and (10) the outcome of any pending or future material litigation or environmental proceedings.

Critical Accounting Policies and Significant Estimates

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the consolidated financial statements. The most significant estimates made by management of the Company include adjustments to reduce the value of inventories and equipment on or available for lease, allowance for doubtful accounts and loss accruals for aviation equipment operating leases. Accordingly, actual results could differ materially from those estimates. The following is a summary of the accounting policies considered critical by management of the Company.

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

Inventories   Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods. Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions. The Company has utilized certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement val ues and expected future demand. Principally as a result of the terrorist attacks of September 11, 2001 and its anticipated impact on the global airline industry’s financial condition, fleet size and aircraft utilization, the Company recorded a significant charge for impaired inventories during the second quarter of fiscal 2002 utilizing those assumptions. During the fourth quarter of fiscal 2003, the Company recorded an additional charge as a result of a further decline in market value for these inventories. Reductions in demand for certain of the Company’s inventories or declining market values, as well as differences between actual results and the assumptions utilized by the Company when determining the market value of its inventories, could result in additional impairment charges in future periods.

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

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company is required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying the provisions of SFAS No. 144 to equipment on or available for lease, the Company has utilized certain assumptions when estimating future undiscounted cash flows, such as current and estimated future lease rates, estimated residual values and expected future demand. Differences between actual results and the assumptions utilized by the Company when determining undiscounted cash flows could result in future impairments of equipment on or available for lease.

Aviation Equipment Operating Leases   The Company from time to time leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases. The Company may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company. If the Company elects not to renew a lease or the lease term expires, the Company will purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow the Company to purchase the equipment at any time during a lease at its scheduled purchase option price. In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed estimated undiscounted cash flows related to the equipment, the Company records an accrual for loss. The Company has utilized certain assumptions when estimating future undiscounted cash flows, such as current and estimated future lease rates, estimated residual values, and expected future demand. Differences between actual results and the assumptions utilized by the Company when determining undiscounted cash flows could result in future provisions for losses on aviation equipment under operating leases.

Results of Operations

The Company reports its activities in four business segments: Inventory and Logistic Services; Maintenance, Repair and Overhaul; Manufacturing; and Aircraft and Engine Sales and Leasing.

Sales in the Inventory and Logistic Services segment are derived from the sale of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and military markets, as well as the distribution of new airframe parts purchased from various original equipment manufacturers and sold to commercial and general aviation customers. Cost of sales consists principally of the cost of product (primarily aircraft and engine parts) and overhead (primarily indirect labor, facility cost and insurance).

Sales in the Maintenance, Repair and Overhaul segment are derived from the repair and overhaul of a wide range of commercial and military aircraft engine and airframe parts, landing gear and components; aircraft maintenance and storage; and the repair, overhaul and sale of parts for industrial gas and steam turbine operators. Cost of sales consists principally of cost of product (primarily replacement aircraft parts), direct labor and overhead.

Sales in the Manufacturing segment are derived from the manufacture and sale of a wide array of containers, pallets and shelters used to support the U.S. Military’s tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military applications and advanced composite materials and components for aerospace and industrial use. Cost of sales consists principally of the cost of product, direct labor and overhead.

Sales in the Aircraft and Engine Sales and Leasing segment are derived from the sale and lease of commercial aircraft and engines and technical and advisory services. Cost of sales consists principally of cost of product (aircraft and engines), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

The table below sets forth consolidated sales for the Company’s four business segments for each of the last three fiscal years ended May 31.

	For the Year Ended May 31,
	2003	2002	2001
Sales:
Inventory and Logistic Services	$246,031	$258,067	$366,562
Maintenance, Repair and Overhaul	205,666	216,727	257,117
Manufacturing	119,871	99,558	97,154
Aircraft and Engine Sales and Leasing	34,769	64,369	132,826
	$606,337	$638,721	$853,659

Three-Year Sales Summary

Over the last three fiscal years, consolidated sales, excluding pass through sales, decreased from $853,659 in fiscal 2001 to $638,721 in fiscal 2002 and to $606,337 in fiscal 2003. Total sales, which include pass through sales, declined from $874,255 in fiscal 2001 to $638,721 in fiscal 2002 and to $606,337 in fiscal 2003. The decline in sales over this three-year period principally reflects the depressed state of the commercial airline environment, partially offset by increased sales to the U.S. Government and their contractors.

As a result of the events of September 11, 2001, which occurred at a time when the worldwide commercial airline environment was already under significant pressure principally due to weak worldwide economic conditions, most of the major U.S. based commercial airlines announced substantial reductions in capacity, some in excess of 20%. Commercial airlines accelerated their older generation aircraft fleet retirement plans. The reduction in industry-capacity and the financial impact of the events of September 11, 2001 on the Company’s commercial airline customers had a significant negative effect on the Company’s fiscal 2002 operating results as demand for the Company’s products and services within the Inventory and Logistic Services, Maintenance Repair and Overhaul and Aircraft and Engine Sales and Leasing segments declined dramatically when compared to fiscal 2001.

During the first three quarters of fiscal 2003, the Company experienced sequential sales growth reflecting increased sales to the U.S. Government, its agencies and its contractors, as well as improved sales to commercial airline customers. The increase in sales to the U.S. Government, its agencies and its contractors was driven by increased demand for manufactured products supporting the U.S. Military’s deployment requirements and other spares and logistics support. Sales to many of the Company’s commercial airline customers improved during the first three quarters of fiscal 2003 as the Company increased its investment in newer generation inventories and developed new repair capabilities. However, during the fourth quarter of fiscal 2003, demand for products and services from certain of the Company’s airline customers declined as a result of the war in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS).

Fiscal 2003 Compared with Fiscal 2002

Consolidated sales for fiscal 2003 were $606,337, which represents a decrease of $32,384 or 5.1% compared to fiscal 2002.

In the Inventory and Logistic Services segment, fiscal 2003 sales declined $12,036 or 4.7% compared to fiscal 2002. The decrease in sales compared to the prior year was attributable to a $16,660 reduction in sales to general aviation customers as a result of management’s decision to reduce its investment in the low-margin general aviation market by eliminating most general aviation branch locations and reducing staff levels. In the Inventory and Logistics Services segment, the Company experienced increased sales to the U.S. Military for spares and logistics support and higher sales of serviceable parts to certain program customers.

In the Maintenance, Repair and Overhaul segment, fiscal 2003 sales declined $11,061 or 5.1% compared to fiscal 2002. The decrease in sales compared to the prior year was attributable to lower sales in the U.S., partially offset by increased component overhaul sales in Europe primarily due to favorable changes in currency translation rates.

In the Manufacturing segment, fiscal 2003 sales increased $20,313 or 20.4% as the Company experienced record demand for the Company’s manufactured products which support the U.S. Military deployment activities. Increased shipments of the Company’s non-aviation related composite structure products also contributed to higher sales within this segment.

In the Aircraft and Engine Sales and Leasing segment, fiscal 2003 sales declined $29,600 or 46.0%. Sales in this segment are principally comprised of lease revenues from aircraft and engines on lease to operators, as well as sales of aircraft and engines. Sales in this segment remain historically low, reflecting the lack of sales activity caused by the aviation industry-wide reduction in demand for capital assets post September 11, 2001.

During the fourth quarter of fiscal 2003, the Company recorded impairment charges related to certain engine and airframe parts and whole engines in the amount of $5,360. The fiscal 2003 impairment charge was based upon an updated assessment of the net realizable values for certain engine and airframe parts and future undiscounted cash flows for whole engines. Of the $5,360 impairment charge recorded during fiscal 2003, $2,360 was related to the Inventory and Logistic Services segment and $3,000 related to the Aircraft and Engine Sales and Leasing segment.

Consolidated gross profit, before consideration of impairment charges in fiscal 2003 and 2002, decreased $7,330 or 8.2% as a result of lower sales and a reduction in the consolidated gross profit margin from 14.1% in fiscal 2002 to 13.6% in fiscal 2003. The reduction in the consolidated gross profit margin was primarily attributable to lower margins experienced in the Maintenance, Repair and Overhaul segment, as well as lower volume through most of the facilities within that segment, partially offset by an increase in the gross profit margin in the Manufacturing segment due principally to increased volume and the mix of products sold. Including the effect of the impairment charges recorded in fiscal 2003 and 2002, consolidated gross profit increased $63,210.

Operating income, before consideration of impairment and other special charges, decreased $1,138 as a result of lower sales and a reduction in the consolidated gross profit margin, partially offset by lower selling, general and administrative expenses. During fiscal 2003, the Company reduced its selling, general and administrative expenses by $6,192 or 7.3% principally as a result of lower personnel costs and reduced discretionary spending. Interest expense decreased $259 compared to the prior year principally due to decreased average borrowings during fiscal 2003. Interest income decreased $1,022 over the prior year due to a decline in average cash invested during the fiscal year and lower interest rates.

The Company’s effective tax benefit rate for fiscal 2003 was 36.3% compared to 40.0% in fiscal 2002. The fiscal 2002 income tax benefit includes a $2,000 reduction in income tax expense representing the reversal of federal income tax liabilities. This adjustment reduced federal and state income tax expense primarily recorded during the fiscal years 1999 through 2001, related to incentives on exports and tax credits. A change in tax law effective in fiscal 2002 regarding the computation of export incentives, combined with previous experience with tax examinations, resulted in the reduction in the tax expense.

The Company recorded a net loss of $12,410 during fiscal 2003 due to the factors discussed above.

Fiscal 2002 Compared with Fiscal 2001

Consolidated sales in fiscal 2002, excluding pass through sales, decreased $214,938 or 25.2% compared to fiscal 2001 as the Company experienced lower sales in three of its four segments.

In the Inventory and Logistic Services segment, fiscal 2002 sales declined $108,495 or 29.6% primarily as a result of lower demand for engine and airframe parts from the Company’s customers due to reduced airline capacity, including the accelerated retirement of older generation aircraft, partially offset by increased sales of spares and logistics support for the U.S. Military and its contractors. The decline in engine parts sales was also due to lower sales to a major program customer for certain engine parts due principally to the impact of the dissolution of the Company’s exclusive engine parts support agreement with this major customer, which occurred in December 2000. The elimination of pass through sales was also attributable to this factor.

In the Maintenance, Repair and Overhaul segment, sales decreased $40,390 or 15.7% primarily due to the reduction in airline capacity, partially offset by the favorable full-year impact of sales of Hermetic, which the Company acquired on September 29, 2000. Fiscal 2002 and 2001 revenues for Hermetic included in consolidated sales were approximately $18,750 and $13,100, respectively.

In the Manufacturing segment, sales increased $2,404 or 2.5% as the Company experienced increased shipments of products supporting the U.S. Military’s tactical deployment requirements, partially offset by lower sales of the Company’s cargo loading systems.

Sales in the Aircraft and Engine Sales and Leasing segment declined $68,457 or 51.5% primarily due to the commercial aviation industry-wide reduction in capital asset investment activity reflecting the difficult commercial airline environment, including lack of available financing and fluctuating market values for aircraft and engines.

Prior to September 11, 2001 the Company was executing its plan to reduce its investment in support of older generation aircraft in line with the commercial airlines’ scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry, which brought about a rapid acceleration of those retirement plans. System-wide capacity had been reduced by approximately 20% and many airlines cancelled or deferred new aircraft deliveries. Based on management’s assessment of these and other conditions, the Company reduced the value and provided loss accruals for certain of its inventories and equipment leases that support older generation aircraft by $75,900 during the three-month period ended November 30, 2001. This charge is reflected on the Consolidated Statement of Operations as “Cost of sales — impairment charges”.

In addition, the Company recorded other charges of $10,100 during the three-month period ended November 30, 2001 principally related to an increase in the allowance for doubtful accounts to reflect its inability to recover certain accounts receivable. This charge is reflected on the Consolidated Statement of Operations as “Special charges”.

Consolidated gross profit before consideration of impairment charges decreased $46,719 or 34.2% as a result of lower sales and a reduction in the consolidated gross profit margin. The reduction in the consolidated gross profit margin was principally due to margin pressure experienced in the Inventory and Logistic Services and Maintenance, Repair and Overhaul segments, as well as lower volume through most of the facilities within those two segments. The Aircraft and Engine Sales and Leasing segment’s gross profit percentage increased over the prior year due to the mix of products sold.

Operating income, before consideration of impairment and other special charges, decreased $35,679 from the prior year as a result of lower gross profit, partially offset by a reduction in selling, general and administrative expenses of $11,040 or 11.5% through lower personnel costs and reduced discretionary spending. Interest expense decreased $2,089 over the prior year principally as a result of lower average short-term borrowings outstanding during the year and interest income increased $1,141 over the prior year primarily as a result of an increase in average cash invested.

The Company’s effective income tax benefit rate for fiscal 2002 was 40.0% and includes a $2,000 reduction in income tax expense representing the reversal of federal income tax liabilities. This adjustment reduced federal and state income tax expense primarily recorded during the fiscal years 1999 through 2001, related to incentives on exports and tax credits. A change in tax law effective in fiscal 2002 regarding the computation of export incentives, combined with previous experience with tax examinations, resulted in the reduction in the tax expense.

The Company recorded a net loss of $58,939 during fiscal 2002 due to the factors discussed above.

Liquidity and Capital Resources

Historically, the Company has funded its growth, met its contractual commitments and paid dividends through the generation of cash from operations, augmented by the periodic issuance of common stock and debt to the public and private markets. The Company also relies on its various secured credit arrangements, which include an accounts receivable securitization program and certain aviation equipment operating leases to provide additional liquidity. The Company’s continuing ability to borrow from its lenders and issue debt and equity securities in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions, Company performance and geopolitical events, including the war on terrorism. The Company’s ability to use its accounts receivable securitization program and aviation equipment operating leases is also dependent on those factors. The Company’s ability to generate cash from operations is influenced primarily by the operating performance of the Company and working capital management.

At May 31, 2003, the Company’s liquidity and capital resources included cash of $29,154 and working capital of $192,837. As of May 31, 2003, $5,250 of cash was restricted to support letters of credit. At May 31, 2003, the Company’s ratio of long-term debt to capitalization was 35.8%; down from 41.2% at May 31, 2002 and at May 31, 2003, the Company’s ratio of total debt to capitalization was 46.6% compared to 45.6% at May 31, 2002. The decrease in the long-term debt to capitalization ratio compared to May 31, 2002 is primarily attributable to the classification of certain debt instruments to current during fiscal 2003. The increase in the total debt to capitalization ratio is primarily attributable to the non-recourse debt recorded when the Company purchased the equity interest in a joint venture (See Note 11 of Notes to Consolidated Financial Statements). The Company also has a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

During the fourth quarter of fiscal 2003, the Company’s unsecured credit arrangements with three domestic banks expired and its previous accounts receivable securitization facility also expired. During the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, the Company completed four financing transactions to replace the expiring bank credit arrangements, improve its liquidity position and to retire a portion of the Company’s 1993 7¼% Notes due October 15, 2003.

On March 21, 2003, the Company completed a new $35,000 accounts receivable securitization program with LaSalle Business Credit L.L.C. (LaSalle). The amount available under this agreement is based on a formula of qualifying accounts receivable. As of May 31, 2003, the amount available to the Company under the agreement was $26,800. The term of the agreement is one year, renewable annually and bears interest at LIBOR plus 300 basis points. The LaSalle securitization program replaced the previous accounts receivable program and substantially replaced the LaSalle Bank unsecured credit arrangement. The amount outstanding under this agreement was $26,800 at May 31, 2003.

On May 30, 2003, the Company completed a new $30,000 secured revolving credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. The amount available under this agreement is also based on a formula of qualifying assets. As of May 31, 2003, the amount available to the Company under the agreement was $24,800. The term of the facility is three years, bears interest at LIBOR plus 300 basis points and carries a one-percent facility fee on the unused portion of the agreement. Proceeds from this transaction were used primarily to pay down expiring bank lines and to repurchase $10,000 of the Company’s 1993 7¼% Notes due October 15, 2003. The amount outstanding under this agreement was $24,000 at May 31, 2003.

On May 30, 2003, the Company completed the repurchase of $10,000 and the exchange for new notes of $16,900 of the Company’s 1993 7¼% Notes due October 15, 2003 in a privately negotiated transaction with a single holder. The $16,900 of new notes bear interest at 8% and are due ratably over three years commencing October 15, 2004. As of May 31, 2003, the balance outstanding under the Company’s 1993 7¼% Notes, after taking into consideration this transaction, was $22,600.

On July 1, 2003, the Company completed an $11,000 financing secured by a mortgage on its Wood Dale, Illinois facility. The term of the financing is five years utilizing a fifteen-year amortization with a LIBOR-based interest rate of no less than 6.25%.

A summary of long-term debt, bank borrowings, non-cancelable operating lease commitments and accounts receivable securitization as of May 31, 2003 is as follows:

	Payments Due by Period
	Total	Due in Fiscal 2004	Due in Fiscal 2005	Due in Fiscal 2006	Due in Fiscal 2007	Due in Fiscal 2008	After Fiscal 2008
On Balance Sheet:
Recourse Debt	$200,387	$35,729	$7,370	$14,018	$5,922	$80,295	$57,053
Non-recourse Debt	32,527	32,527	—	—	—	—	—
Bank Borrowings	24,000	—	—	24,000	—	—	—
Off Balance Sheet:
Aviation Equipment Operating Leases	36,548	4,788	10,516	6,801	14,443	—	—
Facilities and Equipment Operating Leases	18,550	4,836	4,077	3,274	2,968	2,377	1,018
Accounts Receivable Securitization Program	26,800	26,800	—	—	—	—	—

Notes:

1                       The term of the accounts receivable securitization program with LaSalle is one year and therefore has been included in the “Within One Year” column. The Company expects to extend this program subject to approval by LaSalle.

2                       The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2003 was approximately $5,754.

The Company continues to evaluate a number of financing alternatives that would allow the Company to expand its liquidity position and to finance future growth on commercially reasonable terms. The Company’s ability to obtain additional financing is dependent upon a number of factors, including the geopolitical environment, general economic conditions, airline industry conditions, the operating performance of the Company and market conditions in the public and private debt and equity markets.

On April 18, 2003, Standard and Poors downgraded the senior unsecured debt rating to BB minus from BBB minus with an outlook rating of negative. On July 18, 2003, Fitch Ratings downgraded the unsecured debt to BB minus from BB plus and revised the outlook rating to negative from stable. On August 5, 2003, Moody’s Investor Service downgraded the senior unsecured debt rating of the Company to B2 from B1. The Company was removed from credit watch following the downgrade actions by each of the respective rating agencies.

In January 2004, the Company’s non-recourse notes in the amount of $32,527 mature and therefore have been classified as current on the May 31, 2003 Consolidated Balance Sheet. In the event of non-payment of the notes, the holders do not have any recourse against the Company, but may receive title to the wide-body aircraft that secures the debt. At May 31, 2003, the Company’s equity interest in this aircraft was $2.6 million.

During the twelve-month period ended May 31, 2003, the Company’s operations generated $34,733 of cash primarily as a result of effective working capital management. During fiscal 2003,

the Company reduced inventories by $17,755 and accounts receivable by $16,517, which includes $6,700 resulting from the new accounts receivable securitization program.

During the twelve-month period ended May 31, 2003, the Company’s investing activities used $6,684 of cash primarily reflecting capital expenditures of $9,930, partially offset by proceeds from the sale of a facility of $2,969 and cash received on leveraged leases of $1,694.

During the twelve-month period ended May 31, 2003, the Company’s financing activities used $33,350 of cash primarily reflecting the reduction in borrowings of $56,643, partially offset by proceeds from new borrowings of $24,000. The $56,643 reduction in borrowings is comprised of the payoff of short-term debt of $40,500, the retirement of $10,500 of the Company’s 1993 7¼% Notes and the reduction of other debt obligations in the amount of $5,643. The $24,000 of new borrowings represents the amount drawn as of May 31, 2003 on the Merrill Lynch revolving credit facility.

On October 9, 2002, the Company’s Board of Directors voted to suspend the quarterly common stock dividend. This action is consistent with other actions taken by the Company to lower costs and preserve cash.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information available to the Company as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under this Item 7 entitled “Factors Which May Affect Future Results”. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company’s control. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  (Dollars in thousands)

The Company’s exposure to market risk includes fluctuating interest rates under its bank credit agreements, foreign exchange rates and accounts receivable. See Part I, Item 7 for a discussion on accounts receivable exposure. During fiscal 2003 and 2002, the Company did not utilize derivative financial instruments to offset these risks.

At May 31, 2003, $800 was available under its secured revolving credit facility with Merrill Lynch Capital. Interest on amounts borrowed under this credit facility is LIBOR based. As of May 31, 2003, the outstanding balance under this agreement was $24,000. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2003 would have reduced the Company’s pre-tax income by approximately $111 during fiscal 2003.

Revenues and expenses of the Company’s foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). A hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have a material impact on the financial position or results of operations of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois
July 1, 2003

(This page has been left blank intentionally.)

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31,
	2003	2002	2001
	(In thousands except per share data)
Sales:
Sales from products and leasing	$519,370	$557,813	$753,104
Sales from services	86,967	80,908	100,555
Pass through sales	—	—	20,596
	606,337	638,721	874,255
Costs and operating expenses:
Costs of products and leasing	448,705	480,415	636,349
Cost of services	75,214	68,558	80,843
Cost of pass through sales	—	—	20,596
Cost of sales-impairment charges	5,360	75,900	—
Selling, general and administrative and other	78,845	85,037	96,077
Special charges	—	10,100	—
	608,124	720,010	833,865
Operating income (loss)	(1,787)	(81,289)	40,390
Interest expense	(19,539)	(19,798)	(21,887)
Interest income	1,836	2,858	1,717
Income (loss) before provision for income taxes	(19,490)	(98,229)	20,220
Provision (benefit) for income taxes	(7,080)	(39,290)	1,689
Net income (loss)	$(12,410)	$(58,939)	$18,531
Earnings (loss) per share of common stock — basic	$(0.39)	$(2.08)	$0.69
Earnings (loss) per share of common stock — diluted	$(0.39)	$(2.08)	$0.69

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2003	2002
	(In thousands)
Current assets:
Cash and cash equivalents	$29,154	$34,522
Accounts receivable	66,322	77,528
Inventories	219,894	238,032
Equipment on or available for short-term lease	40,060	48,556
Deposits, prepaids and other	13,692	15,357
Deferred tax assets	27,290	22,661
Total current assets	396,412	436,656
Property, plant and equipment, at cost:
Land	6,367	6,595
Buildings and improvements	68,040	70,227
Equipment, furniture and fixtures	124,321	121,403
	198,728	198,225
Accumulated depreciation	(104,699)	(95,634)
	94,029	102,591
Other assets:
Investments in leveraged leases	27,394	29,088
Goodwill, net	45,951	45,906
Equipment on long-term lease	72,732	42,910
Other	50,103	53,048
	196,180	170,952
	$686,621	$710,199

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,
	2003	2002
	(In thousands)
Current liabilities:
Short-term debt	$24,000	$40,500
Current maturities of long-term debt	24,000	394
Non-recourse debt	32,527	—
Notes payable	11,729	1,631
Accounts payable	51,485	49,529
Accrued liabilities	59,834	54,563
Accrued taxes on income	—	3,847
Total current liabilities	203,575	150,464
Long-term debt, less current maturities	164,658	217,699
Deferred tax liabilities	22,601	30,601
Retirement benefit obligation	799	1,200
	188,058	249,500
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 33,543 and 33,568 shares, respectively	33,543	33,568
Capital surplus	164,651	165,188
Retained earnings	143,272	156,479
Treasury stock, 1,692 and 1,698 shares at cost, respectively	(26,798)	(26,986)
Unearned restricted stock awards	(514)	(1,138)
Accumulated other comprehensive income (loss) —
Cumulative translation adjustments	(3,244)	(10,224)
Minimum pension liability	(15,922)	(6,652)
	294,988	310,235
	$686,621	$710,199

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED MAY 31, 2003

					Capital Surplus	Retained Earnings	Unearned Restricted Stock Awards	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, May 31, 2000	29,168	$29,168	2,303	$(37,236)	$146,557	$210,474	$(3,021)	$(9,448)
Net income	—	—	—	—	—	18,531	—	—	$18,531
Cash dividends	—	—	—	—	—	(9,157)	—	—	—
Treasury stock	—	—	131	(1,805)	—	—	—	—	—
Exercise of stock options and stock awards	203	203	—	—	1,759	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	522	—	—
Adjustment for net translation gain (loss)	—	—	—	—	—	—	—	(3,283)	(3,283)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(3,052)	(3,052)
Comprehensive income for fiscal 2001									$12,196
Balance, May 31, 2001	29,371	$29,371	2,434	$(39,041)	$148,316	$219,848	$(2,499)	$(15,783)
Net income	—	—	—	—	—	(58,939)	—	—	$(58,939)
Cash dividends	—	—	—	—	—	(4,430)	—	—	—
Issuance of common stock	4,147	4,147	(863)	13,783	16,404	—	—	—	—
Treasury stock	—	—	127	(1,728)	—	—	—	—	—
Exercise of stock options and stock awards	50	50	—	—	468	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	1,361	—	—
Adjustment for net translation gain (loss)	—	—	—	—	—	—	—	2,507	2,507
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(3,600)	(3,600)
Comprehensive income for fiscal 2002									$(60,032)
Balance, May 31, 2002	33,568	$33,568	1,698	$(26,986)	$165,188	$156,479	$(1,138)	$(16,876)
Net income	—	—	—	—	—	(12,410)	—	—	$(12,410)
Cash dividends	—	—	—	—	—	(797)	—	—	—
Treasury stock	—	—	(6)	188	—	—	—	—	—
Exercise of stock options and stock awards	(25)	(25)	—	—	(537)	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	624	—
Adjustment for net translation gain (loss)	—	—	—	—	—	—	—	6,980	6,980
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(9,270)	(9,270)
Comprehensive income for fiscal 2003									$(14,700)
Balance, May 31, 2003	33,543	$33,543	1,692	$(26,798)	$164,651	$143,272	$(514)	$(19,166)

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(12,410)	$(58,939)	$18,531
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	27,172	22,496	20,639
Deferred taxes	(3,376)	(2,394)	(312)
Impairment and other special charges, net of tax	3,484	51,686	—
Changes in certain assets and liabilities, excluding effects of acquired businesses:
Accounts receivable	16,517	24,363	20,712
Inventories	17,755	(31,749)	17,887
Equipment on or available for short-term lease	5,232	12,229	294
Equipment on long-term lease	(1,796)	(30,025)	—
Accounts and trade notes payable	(2,841)	(25,261)	(35,034)
Accrued liabilities and taxes on income	(14,423)	5,861	79
Other, primarily prepaids	(581)	(2,171)	2,919
Net cash provided from (used in) operating activities	34,733	(33,904)	45,715
Cash flows from investing activities:
Property, plant and equipment expenditures	(9,930)	(12,112)	(13,134)
Proceeds from disposal of assets	113	589	378
Business acquisition	—	(13,251)	(3,200)
Proceeds from sale of business and facility	2,969	2,229	—
Investment in leveraged leases	1,694	(373)	5,446
Other	(1,530)	(1,470)	13,029
Net cash provided from (used in) investing activities	(6,684)	(24,388)	2,519
Cash flows from financing activities:
Proceeds from borrowings	24,000	115,504	—
Reduction in borrowings	(56,643)	(65,411)	(26,364)
Proceeds from stock offering	—	34,334	—
Cash dividends	(797)	(4,430)	(9,157)
Purchases of treasury stock	—	(205)	(211)
Other	90	(897)	116
Net cash provided from (used in) financing activities	(33,350)	78,895	(35,616)
Effect of exchange rate changes on cash	(67)	110	(50)
Increase (decrease) in cash and cash equivalents	(5,368)	20,713	12,568
Cash and cash equivalents, beginning of year	34,522	13,809	1,241
Cash and cash equivalents, end of year	$29,154	$34,522	$13,809

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

Description of Business

AAR CORP. supplies a variety of products and services, primarily to the worldwide aviation/aerospace industry. Products and services are sold primarily to commercial, domestic and foreign airlines; business aircraft operators; aviation original equipment manufacturers; aircraft leasing companies; domestic and foreign military agencies and independent aviation support companies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.

Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer. The Company’s standard terms and conditions provide that title passes to the customer when the product is shipped to the customer. Service revenues and the related cost of services are generally recognized when customer-owned material is shipped to the customer. The Company has adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as the Company’s service agreements do not require it to provide services at customer sites. Furthermore, the serviced units are generally shipped to the customer immediately upon completion of the related services. Sales and related cost of sales for certain long-term manufacturing contracts and for certain large airframe maintenance contracts are recognized by the percentage of completion method, based on the relationship of costs incurred to date to estimated total costs under the respective contracts. Lease revenues are recognized as earned. Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement. However, for leases that provide variable rents, the Company recognizes lease income on a straight-line basis. In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month. Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported by the lessee to the Company, which is normally the month following the actual usage.

Prior to fiscal 2002, in connection with certain long-term inventory management programs, the Company purchased factory-new products on behalf of customers from original equipment manufacturers. These products were purchased from the manufacturer, included in the Company’s inventory, and “passed through” to the customer at the Company’s cost. These sales are reported as “pass through” sales on the Consolidated Statement of Operations. In fiscal 2001, these inventory management programs were discontinued and as a result the Company no longer has pass through sales.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies — (Continued)

Goodwill

Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” goodwill and other intangible assets deemed to have indefinite lives no longer are amortized, but are subject to annual impairment tests. The Company adopted the provisions of SFAS No. 142 in the first quarter of fiscal 2002, and as a result did not record any goodwill amortization for the fiscal years ended May 31, 2003 and 2002.

If goodwill amortization had not been recorded for the fiscal year ended May 31, 2001, net earnings and earnings per share would have been as follows:

For the Year Ended May 31, 2001
Reported net income	$18,531
Elimination of goodwill amortization, net of income taxes	1,409
Pro forma net income	$19,940
Reported earnings per share — basic	$.69
Elimination of goodwill amortization, net of income taxes	.05
Pro forma earnings per share — basic	$.74
Reported earnings per share — diluted	$.69
Elimination of goodwill amortization, net of income taxes	.05
Pro forma earnings per share — diluted	$.74

The amount reported under the caption on the May 31, 2003 consolidated balance sheet “Goodwill, net” is comprised entirely of goodwill associated with acquisitions the Company made, principally since the beginning of fiscal 1998. Each of the acquisitions involved a single business that now comprises or is included in a single operating segment. The Company was not required to allocate goodwill related to specific acquisitions across two or more segments. Upon adoption of SFAS No. 142, and for the fiscal 2003 annual impairment test, the Company compared the fair value of each of its reportable segments to its carrying amount. The fair value of reportable segments was determined utilizing a valuation technique based on a multiple of earnings.

Goodwill by reportable segment is as follows:

	May 31,
	2003	2002
Inventory and Logistic Services	$13,649	$13,649
Maintenance, Repair and Overhaul	14,050	14,005
Manufacturing	18,252	18,252
Aircraft and Engine Sales and Leasing	—	—
	$45,951	$45,906

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies — (Continued)

Stock Options

The Company has employee stock option plans which are more fully described in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost related to the Company’s stock option plans is reflected in net income, as each option granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the Company’s stock option plans.

		For the Year Ended May 31,
		2003	2002	2001
Net income (loss) as reported		$(12,410)	$(58,939)	$18,531
Add (deduct): Stock-based compensation expense (income) included in net income (loss) as reported, net of tax		142	(150)	688
Deduct: Total compensation expense determined under fair value method for all awards, net of tax		(2,758)	(2,810)	(3,218)
Pro forma net income (loss)		$(15,026)	$(61,899)	$16,001
Earnings (loss) per share — basic:	As reported	$(0.39)	$(2.08)	$.69
	Pro forma	$(0.47)	$(2.19)	$.59
Earnings (loss) per share — diluted:	As reported	$(0.39)	$(2.08)	$.69
	Pro forma	$(0.47)	$(2.19)	$.59

The fair value weighted average per share of stock options granted during fiscal 2003, 2002 and 2001 was $3.82, $6.25 and $4.43, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Options Granted In Fiscal Year
	2003	2002	2001
Risk-free interest rate	2.5%	4.5%	4.9%
Expected volatility of common stock	64.0%	54.8%	44.8%
Dividend yield	1.6%	1.9%	1.8%
Expected option term in years	4.0	4.0	4.0

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2003 and 2002, cash equivalents of approximately $4,349 and $0, respectively, represent investments in funds holding high-quality commercial paper. The carrying amount of cash equivalents approximates fair value at May 31, 2003 and 2002, respectively. As of May 31, 2003, $5,250 of cash was restricted to support letters of credit.

Transfer of Financial Assets

During fiscal 2001, the Company adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which requires the Company to recognize the financial and servicing assets it controls and the liabilities it has incurred, and to derecognize financial assets when control has been surrendered.

On March 21, 2003, the Company completed a new $35,000 accounts receivable securitization program with LaSalle Business Credit L.L.C. (LaSalle). The term of the agreement is one year, renewable annually and bears interest at LIBOR plus 300 basis points. Under the program, on each business day certain subsidiaries of the Company sell all new eligible receivables to an entity that is a wholly owned and consolidated subsidiary of the Company. This entity in turn sells an undivided percentage ownership interest in such eligible receivables to LaSalle. Certain classes of receivables are not intended for sale to the entity, including, but not limited to, accounts receivable that are not eligible receivables under the program at the time of sale, receivables related to sales to certain foreign entities and receivables generated by sales to governmental entities other than the federal government.

At May 31, 2003, accounts receivable sold under the program were $44,065 and the cash proceeds from the transaction were $26,800. This resulted in a $26,800 reduction in accounts receivable on the May 31, 2003 consolidated balance sheet. At May 31, 2002, accounts receivable sold under the program were $30,918 and the cash proceeds were $20,100. This resulted in a $20,100 reduction in accounts receivable on the May 31, 2002 consolidated balance sheet. The retained undivided interest of $17,265 and $10,818 as of May 31, 2003 and 2002, respectively, are included in accounts receivable at fair value, which takes into consideration expected credit losses based on the specific identification of uncollectable accounts. Since substantially all accounts receivable sold carry 30-day payment terms, the retained interest is not discounted.

Foreign currency

All balance sheet accounts of foreign subsidiaries transacting business in currencies other than the Company’s functional currency are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies — (Continued)

Financial Instruments and Concentrations of Market or Credit Risk

Financial instruments that potentially subject the Company to concentrations of market or credit risk consist principally of trade receivables. While the Company’s trade receivables are diverse based on the number of entities and geographic regions, the majority are with the U.S. Government, its agencies and contractors and entities in the aviation/aerospace industry. The Company performs evaluations of payment experience, current financial condition and risk analysis. The Company typically requires collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions other than on normal trade terms.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The carrying value of long-term debt bearing a variable interest rate approximates fair market value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods.

The following is a summary of inventories:

	May 31,
	2003	2002
Raw materials and parts	$45,702	$54,708
Work-in-process	22,604	20,987
Purchased aircraft, parts, engines and components held for sale	151,588	162,337
	$219,894	$238,032

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

Equipment on short-term lease consists of aircraft engines and parts on or available for lease to satisfy customers’ immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to twelve months. Equipment on long-term lease consists of aircraft and engines on lease with commercial airlines for more than twelve months.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies — (Continued)

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

Leveraged Leases

The Company is an equity participant in leveraged lease transactions. The equipment cost in excess of equity contribution is financed by third parties in the form of secured debt. Under the lease agreements, the third parties have no recourse against the Company for nonpayment of the obligations. The third-party debt is collateralized by the lessees’ rental obligations and the leased equipment.

The Company has ownership rights to the leased assets and is entitled to the tax deductions for depreciation on the leased assets and for interest on the secured debt financing.

Income taxes

Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Statements of Cash Flows

Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2003	2002	2001
Interest paid	$17,604	$16,817	$21,700
Income taxes paid	3,460	1,960	3,200
Income tax refunds and interest received	865	4,075	6,900

Noncash operating and financing activities:

Assets acquired with assumption of notes payable (see Note 11 for 2003 and Note 8 for 2002)	$36,025	$29,737	$—

Use of Estimates

Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies — (Continued)

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and have been adopted by the Company.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company has adopted the provisions of SFAS No. 146 for any exit or disposal activity initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim financial statements ending after December 15, 2002. Adoption of FIN 45 did not have an impact on the Company’s disclosures, because it has previously disclosed and continues to disclose its obligations in the event that it does not renew certain aviation equipment operating leases (See Note 8).

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses the consolidation by business enterprises of variable interest entities and requires enterprises to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, or receive a majority of the entity’s expected returns if they occur, or both. FIN 46 became effective for variable interest entities created after January 31, 2003. Public companies with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the consolidated financial position of the Company.

Reclassification

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

2.   Impairment and Special Charges

The components of the fiscal 2003 and fiscal 2002 impairment charges were as follows:

	For the Year Ended May 31,
	2003	2002
Engine and airframe parts	$2,360	$56,000
Whole engines	3,000	11,400
Loss accruals for engine operating leases	—	8,500
	$5,360	$75,900

Prior to September 11, 2001 the Company was executing its plan to reduce its investment in support of older generation aircraft in line with the commercial airlines’ scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry, which brought about a rapid acceleration of those retirement plans. System-wide capacity was reduced by approximately 20%, and many airlines cancelled or deferred new aircraft deliveries. Based on management’s assessment of these and other conditions, the Company in the second quarter ended November 30, 2001, reduced the value and provided loss accruals for certain of its inventories and engine leases which support older generation aircraft by $75,900, of which $57,900 was related to the Inventory and Logistic Services segment and $18,000 was related to the Aircraft and Engine Sales and Leasing segment.

The fiscal 2002 writedown for the engine and airframe parts was determined by comparing the carrying value for inventory parts that support older generation aircraft to their net realizable value. In determining net realizable value, the Company assigned estimated sales prices taking into consideration historical selling prices and demand, as well as anticipated demand. The $11,400 writedown during fiscal 2002 for whole engines related to assets that are reported in the caption “Equipment on or available for short-term lease” and was determined by comparing the carrying value for each engine to an estimate of its undiscounted future cash flows. In those instances where there was a shortfall, the impairment was measured by comparing the carrying value to an estimate of the asset’s fair market value. The loss accruals for engine operating leases were determined by comparing the scheduled purchase option prices to the estimated fair value of such equipment. In those instances where the scheduled purchase option price exceeded the estimated fair value, an accrual for the estimated loss was recorded (See Note 8).

During the fourth quarter of fiscal 2003, the Company recorded additional impairment charges related to certain engine and airframe parts and whole engines in the amount of $5,360. The fiscal 2003 impairment charge was based upon an updated assessment of the net realizable values for certain engine and airframe parts and future undiscounted cash flows for whole engines. Of the $5,360 impairment charge recorded during fiscal 2003, $2,360 related to the Inventory and Logistic Services segment and $3,000 related to the Aircraft and Engine Sales and Leasing segment.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

2.   Impairment and Special Charges — (Continued)

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by the Company during fiscal 2003 and fiscal 2002 are as follows:

	May 31, 2003	May 31, 2002	November 30, 2001
Net impaired inventory and engines	$56,240	$75,600	$89,600

Proceeds from sales of impaired inventory and engines for the twelve-month period ended May 31, 2003 and the six-month period ended May 31, 2002 were $12,100 and $15,600 respectively.

In addition, the Company recorded special charges of $10,100 during the three-month period ended November 30, 2001. Of the $10,100 special charge, $5,700 related to an increase in the allowance for doubtful accounts to reflect the inability to recover certain receivables. The $5,700 charge to increase the allowance for doubtful accounts principally related to an assessment of the Company’s prior estimates of recoveries from certain bankrupt airlines. The Company increased the allowance to give effect to the decline in values of aviation equipment that had been expected to be recovered from the bankrupt airlines. The increase in the allowance was classified as a special charge because the decline in values of the assets was attributable to the events of September 11, 2001.

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

3.   Financing Arrangements

Short-term borrowing activity was as follows:

	For the Year Ended May 31,
	2003	2002	2001
Maximum amount borrowed	$41,700	$80,000	$110,500
Average daily borrowings	32,661	36,152	71,917
Average interest rate during the year	3.4%	2.98%	6.7%

During the fourth quarter of fiscal 2003, the Company’s unsecured credit arrangements with three domestic banks expired and its previous accounts receivable securitization facility also expired. During the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, the Company completed four financing transactions to replace the expiring bank credit arrangements, improve its liquidity position and retire a portion of the Company’s 1993 7¼% Notes due October 15, 2003.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

3.   Financing Arrangements — (Continued)

On March 21, 2003, the Company completed a new $35,000 accounts receivable securitization program with LaSalle. The amount available under this agreement is based on a formula of qualifying accounts receivable. As of May 31, 2003, the amount available to the Company under the agreement was $26,800. The term of the agreement is one year, renewable annually and bears interest at LIBOR plus 300 points. The LaSalle securitization program replaced the previous accounts receivable program and substantially replaced the LaSalle Bank unsecured credit arrangement. The amount outstanding under this agreement was $26,800 at May 31, 2003.

On May 30, 2003, the Company completed a new $30,000 secured revolving credit facility with Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, Inc. The amount available under this agreement is also based on a formula of qualifying assets. As of May 31, 2003, the amount available to the Company under the agreement was $24,800. The term of the facility is three years, bears interest at LIBOR plus 300 basis points and carries a one-percent facility fee on the unused portion of the agreement. Proceeds from this transaction were used primarily to pay down expiring bank lines and to repurchase $10,000 of the Company’s 1993 7¼% Notes due October 15, 2003. The amount outstanding under this agreement was $24,000 at May 31, 2003.

On May 30, 2003, the Company also completed the repurchase of $10,000 and the exchange for new notes of $16,900 of the Company’s 1993 7¼% Notes due October 15, 2003 in a privately negotiated transaction with a single holder. The $16,900 of new notes bear interest at 8% and are due ratably over three years commencing October 15, 2004. As of May 31, 2003, the balance outstanding under the Company’s 1993 7¼% Notes, after taking into consideration this transaction, was $22,600.

On July 1, 2003, the Company completed an $11,000 financing secured by a mortgage on its Wood Dale, Illinois facility. The term of the financing is five years utilizing a fifteen-year amortization with a LIBOR-based interest rate of no less than 6.25%.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

3.   Financing Arrangements — (Continued)

Long-term debt was as follows:

	May 31,
	2003	2002
Notes payable due October 15, 2003 with interest of 7.25% payable semi-annually on April 15 and October 15	$22,600	$50,000
Notes payable due December 15, 2007 with interest of 6.875% payable semi-annually on June 15 and December 15	60,000	60,000
Notes payable due May 15, 2008 with interest of 7.98% payable semi-annually on June 1 and December 1	20,000	20,000
Notes payable due May 15, 2011 with interest of 8.39% payable semi-annually on June 1 and December 1	55,000	55,000
Notes payable with interest of 8.0%, due in equal installments on October 15, 2004, 2005 and 2006	16,900	—
Notes payable due June 29, 2005 with interest of 3.81% payable monthly (see Note 8)	21,291	29,737
Non-recourse note payable due January 2004 with interest of 6.0%	32,527	—
Other, primarily industrial revenue bonds, (secured by trust indentures on property, plant and equipment) with weighted average interest of approximately 3.0% to 6.65% at May 31, 2003	4,596	4,987
	232,914	219,724
Current maturities	(68,256)	(2,025)
	$164,658	$217,699

The Company is subject to a number of covenants under its financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of the Company’s shares and other matters. The Company is currently prohibited from paying dividends or purchasing its shares pursuant to its most restrictive financial covenant concerning consolidated retained earnings. The Company is in compliance with all financial covenants under its financing arrangements. The aggregate amount of long-term recourse debt maturing during each of the next five fiscal years is $35,729 in 2004, $7,370 in 2005, $14,018 in 2006, $5,922 in 2007 and $80,295 in 2008. The Company’s long-term debt was estimated to have a fair value of approximately $201,806 at May 31, 2003 and was based on estimates using discounted future cash flows at an assumed rate for borrowings currently prevailing in the marketplace for similar instruments.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

4.   Income Taxes

The provision for income taxes includes the following components:

	For the Year Ended May 31,
	2003	2002	2001
Current:
Federal	$293	$(2,832)	$1,580
State	270	250	421
	563	(2,582)	2,001
Deferred	(7,643)	(36,708)	(312)
	$(7,080)	$(39,290)	$1,689

The deferred tax provision (benefit) results primarily from differences between financial reporting and taxable income arising from alternative minimum tax carryforwards, net operating loss (NOL) carryforwards, foreign tax credit carryforwards, depreciation and leveraged leases.

Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition for transactions between financial reporting and income tax purposes and consist of the following components.

	May 31,
	2003	2002
Deferred tax liabilities attributable to:
Depreciation	$49,750	$49,800
Leveraged leases	13,710	14,730
Other	—	620
Total deferred tax liabilities	$63,460	$65,150
Deferred tax assets — current attributable to:
Inventory costs	$30,594	$24,000
Employee benefits	(3,234)	(1,481)
Other	(70)	142
Total deferred tax assets — current	$27,290	$22,661
Deferred tax assets — noncurrent attributable to:
Postretirement benefits	$9,013	$4,027
Alternative minimum tax carryforwards, NOL carryforwards and foreign tax credit carryforwards	32,785	30,522
Valuation allowance	(939)	—
Total deferred tax assets — noncurrent	$40,859	$34,549
Total deferred tax assets	$68,149	$57,210
Net deferred tax (assets) liabilities	$(4,689)	$7,940

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

4.   Income Taxes — (Continued)

During fiscal 2003, the Company established a deferred tax valuation allowance of $939 related to certain foreign tax credit carryforwards. For the other deferred tax assets, the Company has determined that the realization of the deferred tax assets is more likely than not, and that a valuation allowance is not required based upon the Company’s prior history of operating earnings, the nature of certain of its deferred tax assets, its expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to leveraged leases.

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2003, 2002 and 2001, for the following reasons:

	For the Year Ended May 31,
	2003	2002	2001
Provision (benefit) for income taxes at the federal statutory rate	$(6,820)	$(34,380)	$7,080
Tax benefits on exempt earnings from export sales	(1,220)	(1,460)	(2,700)
State income taxes, net of federal benefit and refunds	176	(1,267)	670
Non-deductible portion of goodwill amortization	—	—	300
Reduction in income tax accrued liabilities	—	(2,000)	(3,300)
Valuation allowance	939	—	—
Other, net	(155)	(183)	(361)
Provision (benefit) for income taxes as reported	$(7,080)	$(39,290)	$1,689
Effective income tax (benefit) rate	(36.3)%	(40.0)%	8.4%

During fiscal 2002 and 2001, the Company recorded reductions in income tax expense of $2,000 and $3,300, respectively. These adjustments represent the reversal of federal and state income tax accruals which were no longer considered required. The fiscal 2001 adjustment in the amount of $3,300 reduced federal and state income tax accruals primarily recorded during the fiscal years 1994 and 1998 related to incentives on exports. The tax returns for all years through fiscal year 1998 closed to assessment during fiscal 2001. The fiscal 2002 adjustment in the amount of $2,000, reduced federal and state income tax expense primarily recorded during the fiscal years 1999 through 2001, related to incentives on exports and tax credits. A change in tax law effective in fiscal 2002 regarding the computation of export incentives, combined with previous experience with tax examinations, resulted in the reduction in the tax expense.

5.   Common Stock and Stock Options

The Company has established stock option plans for officers and key employees of the Company. Stock option awards under the AAR Stock Benefit Plan typically expire ten years from the date of grant or earlier upon termination of employment, become exercisable in five equal increments on successive grant anniversary dates at the New York Stock Exchange closing common stock price on the date of grant and are accompanied by reload features and, for certain individuals, stock rights exercisable in the event of a change in control of the Company.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

5.   Common Stock and Stock Options — (Continued)

A summary of changes in stock options (in thousands) granted to officers, key employees and nonemployee directors under stock option plans for the three years ended May 31, 2003 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 31, 2000 (1,508 exercisable)	3,426	$18.16
Granted	946	12.32
Exercised	(140)	8.83
Surrendered/expired/cancelled	(164)	18.36
Outstanding, May 31, 2001 (2,355 exercisable)	4,068	16.79
Granted	937	14.95
Exercised	(129)	10.15
Surrendered/expired/cancelled	(628)	18.10
Outstanding, May 31, 2002 (2,495 exercisable)	4,248	16.51
Granted	943	8.45
Exercised	—	—
Surrendered/expired/cancelled	(589)	13.28
Outstanding, May 31, 2003 (2,754 exercisable)	4,602	$15.27

The following table provides additional information regarding options (in thousands) outstanding as of May 31, 2003:

Option Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life of Options (Years)	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 6.13 – 12.25	1,668	7.2	541	$11.01
$12.26 – 18.38	1,778	5.4	1,171	$15.39
$18.39 – 24.50	1,122	4.9	1,008	$23.19
$24.51 – 30.63	34	2.6	34	$27.65
	4,602	5.9	2,754	$17.53

The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restriction periods. The number of shares and the restricted period, which varies from three to ten years, are determined by the Compensation Committee of the Board of Directors. At the date of grant, the market value of the award (based on the New York Stock Exchange common stock closing price) is recorded in common stock and capital surplus; an offsetting amount is recorded as a component of stockholders’ equity in unearned restricted stock awards. The number (in thousands) of restricted shares awarded to officers and key employees and the weighted average per share fair value of those shares is as follows:

	For the Year Ended May 31,
	2003	2002	2001
Shares granted	—	10	57
Weighted average per share fair value	—	$8.70	$13.11

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

5.   Common Stock and Stock Options — (Continued)

Compensation cost is included in results of operations over the vesting period. Expense (income) relating to outstanding restricted stock awards for the three-year period ended May 31, 2003 follows:

	For the Year Ended May 31,
	2003	2002	2001
Expense	$330	$571	$1,141
Forfeitures (income)	(111)	(802)	(86)
Net	$219	$(231)	$1,055

The AAR CORP. Employee Stock Purchase Plan is open to employees of the Company (other than officers, directors or participants in other stock option plans of the Company) and permits employees to purchase common stock in periodic offerings through payroll deductions.

All equity compensation plans have been approved by shareholders. The number of options and awards outstanding and available for grant or issuance for each of the Company’s stock plans are as follows (in thousands):

	May 31, 2003
	Outstanding	Available	Total
Stock Benefit Plan (officers, directors and key employees)	4,990	2,019	7,009
Employee Stock Purchase Plan	—	144	144

Pursuant to a shareholder rights plan adopted in 1997, each outstanding share of the Company’s common stock carries with it a Right to purchase one and one half additional shares at a price of $83.33 per share. The Rights become exercisable (and separate from the shares) when certain specified events occur, including the acquisition of 15% or more of the common stock by a person or group (an “Acquiring Person”) or the commencement of a tender or exchange offer for 15% or more of the common stock.

In the event that an Acquiring Person acquires 15% or more of the common stock, or if the Company is the surviving corporation in a merger involving an Acquiring Person or if the Acquiring Person engages in certain types of self-dealing transactions, each Right entitles the holder to purchase for $83.33 per share (or the then-current exercise price), shares of the Company’s common stock having a market value of $166.66 (or two times the exercise price), subject to certain exceptions. Similarly, if the Company is acquired in a merger or other business combination or 50% or more of its assets or earning power is sold, each Right entitles the holder to purchase at the then-current exercise price that number of shares of common stock of the surviving corporation having a market value of two times the exercise price. The Rights do not entitle the holder thereof to vote or to receive dividends. The Rights will expire on August 6, 2007, and may be redeemed by the Company for $.01 per Right under certain circumstances.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

5.   Common Stock and Stock Options — (Continued)

On September 21, 1990, the Board of Directors authorized the Company to purchase up to 1,500,000 shares (adjusted for a three-for-two stock split) of the Company’s common stock on the open market or through privately negotiated transactions. On October 13, 1999, the Board of Directors authorized the Company to purchase up to 1,500,000 additional shares of the Company’s common stock. As of May 31, 2003, the Company had purchased 1,745,000 shares of its common stock on the open market under these programs at an average price of $14.00 per share and has remaining authorization to purchase 1,255,000 shares (See Note 3).

6.   Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is based on the weighted average number of common stock outstanding during the year plus, when their effect is dilutive, potentially issuable common stock consisting of shares subject to stock options.

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2003 (in thousands).

	For the Year Ended May 31,
	2003	2002	2001
Basic:
Net income (loss)	$(12,410)	$(58,939)	$18,531
Average shares of common stock outstanding	31,852	28,282	26,913
Earnings (loss) per share of common stock — basic	$(0.39)	$(2.08)	$0.69
Diluted:
Net income (loss)	$(12,410)	$(58,939)	$18,531
Average shares of common stock outstanding	31,852	28,282	26,913
Additional shares due to hypothetical exercise of stock options	—	—	72
Average shares of common stock outstanding — diluted	31,852	28,282	26,985
Earnings (loss) per share — diluted	$(0.39)	$(2.08)	$0.69

At May 31, 2003 and 2002 respectively, stock options to purchase 4,571 and 3,475 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares.

Common stock equivalents representing options to purchase 31 and 773 shares for the twelve-month periods ended May 31, 2003 and 2002 were not included in the computations of diluted earnings per share because to do so would have been antidilutive due to the net loss during the respective periods.

On October 9, 2002, the Company’s Board of Directors voted to suspend the quarterly common stock dividend.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

7.   Employee Benefit Plans

The Company has defined contribution and defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

Defined Benefit Plans

Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula primarily based on years of service and compensation. Effective January 1, 2000, the Company converted its existing defined benefit plan for substantially all domestic salaried employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The pension benefit for certain union hourly employees is generally based on a fixed amount per year of service. The Company follows the provisions of SFAS No. 87 “Employers’ Accounting for Pensions” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” for all pension and postretirement plans.

The Company’s funding policy for domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. Contributions are intended to provide for benefits attributed to service to date and for benefits expected to be earned in the future. The assets of the pension plans are invested primarily in mutual funds, common stocks, investment grade bonds and U.S. Government obligations.

Certain foreign operations of domestic subsidiaries also have pension plans. In most cases, the plans are defined benefit in nature. Assets of the plans are comprised of insurance contracts.  Benefit formulas are based generally on years of service and compensation. It is the policy of these subsidiaries to fund at least the minimum amounts required by local law and regulation.

The Company provides its outside directors with benefits upon retirement on or after age 65 provided they have completed at lease five years of service as a director. Benefits are paid quarterly in cash in an amount equal to 25% of the annual retainer fee payable by the Company to active outside directors. Payment of benefits commences upon retirement and continues for a period equal to the total number of years of the retired director’s service as a director to a maximum of ten years, or death, whichever occurs first. In the fourth quarter of fiscal 2001, the Company terminated the plan for any new members of the Board of Directors elected after May 31, 2001.

The Company also provides supplemental retirement and profit sharing benefits for current and former executive and key employees to supplement benefits provided by the Company’s other benefit plans. The plans are not funded and may require funding in the event of a change in control of the Company as determined by the Company’s Board of Directors.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

7.   Employee Benefit Plans — (Continued)

The following table sets forth the plans’ funded status, including the change in plan assets, and the amount recognized in the Company’s Consolidated Balance Sheets.

	May 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$67,264	$64,835
Service cost	2,726	2,767
Interest cost	4,458	4,427
Plan participants’ contributions	213	193
Amendments	688	(2,769)
Net actuarial loss	7,184	2,856
Benefits paid	(5,108)	(5,045)
Benefit obligation at end of year	$77,425	$67,264
Change in plan assets:
Fair value of plan assets at beginning of year	$50,067	$49,049
Actual return on plan assets	(564)	(921)
Employer contributions	6,823	6,791
Plan participants’ contributions	213	193
Benefits paid	(5,108)	(5,045)
Fair value of plan assets at end of year	$51,431	$50,067
Funded status	$(25,994)	$(17,197)
Unrecognized actuarial losses	31,800	19,333
Unrecognized prior service cost	2,146	1,819
Unrecognized transitional obligation	151	236
Prepaid pension costs	$8,103	$4,191

The projected benefit obligation for domestic plans is determined using an assumed weighted average discount rate of 6.0% at May 31, 2003 and 7.25% at May 31, 2002, and an assumed average compensation increase of 3.0% and 4.0% at May 31, 2003 and 2002, respectively. The expected long-term rate of return on assets is 8.5% and 9.0% for fiscal 2003 and 2002, respectively. The unrecognized actuarial losses, prior service cost and transition obligation are amortized on a straight-line basis over the estimated average future service period.

The projected benefit obligation for non-domestic plans is determined using an assumed weighted average discount rate of 5.25% and 6.0% at May 31, 2003 and 2002 respectively, and an assumed average compensation increase of 3.25% and 4.0% at May 31, 2003 and 2002, respectively. The expected long-term rate of return on assets is 6.5% for fiscal 2003 and 2002.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

7.   Employee Benefit Plans — (Continued)

Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2003	2002	2001
Service cost	$2,726	$2,767	$2,867
Interest cost	4,458	4,427	4,411
Expected return on plan assets	(4,804)	(4,901)	(4,275)
Amortization of prior service cost	290	393	485
Recognized net actuarial loss	504	112	24
Transitional obligation	92	89	89
Curtailment	—	311	—
	$3,266	$3,198	$3,601

Defined Contribution Plan

The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 15% of their pretax compensation, subject to applicable regulatory limits. The Company may make matching contributions up to 5% of compensation. Participants vest on a pro-rata basis in Company contributions during the first three years of employment. Expense charged to results of operations for Company matching contributions was $457, $1,391 and $1,550 in fiscal 2003, 2002 and 2001, respectively.

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

Postretirement benefit cost for the years ended May 31, 2003, 2002 and 2001 included the following components:

	For the Year Ended May 31,
	2003	2002	2001
Service cost	$—	$—	$—
Interest cost	58	97	105
Amortization of prior service cost	7	16	16
	$65	$113	$121

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

7.   Employee Benefit Plans — (Continued)

The funded status of the plans at May 31, 2003 and 2002 was as follows:

	May 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$1,340	$1,337
Interest cost	58	97
Benefits paid	(116)	(102)
Unrecognized actuarial loss	50	8
Amendment	(485)	—
Plan participants’ contributions	—	—
Benefit obligation at end of year	$847	$1,340
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	116	102
Benefits paid	(116)	(102)
Plan participants’ contributions	—	—
Fair value of plan assets at end of year	$—	$—
Funded status	$(847)	$(1,340)
Unrecognized actuarial gain	(22)	(22)
Unrecognized prior service cost	70	162
Accrued postretirement costs	$(799)	$(1,200)

The assumed discount rate used to measure the accumulated postretirement benefit obligation was 6.0% at May 31, 2003 and 7.25% at May 31, 2002. The assumed rate of future increases in healthcare costs was 9.0% and 10.0% in fiscal 2003 and 2002, respectively, declining to 5.0% by the year 2008 and remaining at that rate thereafter. A one percent increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $23 as of May 31, 2003, and would not result in a significant change to the annual postretirement benefit expense.

8.   Aviation Equipment Operating Leases

The Company from time to time leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases. The Company may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company. If the Company elects not to renew a lease or the lease term expires, the Company will purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow the Company to purchase the equipment at any time during a lease at its scheduled purchase option price.

In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed the fair value of such equipment, the Company records an accrual for loss. The scheduled purchase option values amounted to $33,783 at May 31, 2003 and $35,623 at May 31, 2002.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

8.   Aviation Equipment Operating Leases — (Continued)

During the fourth quarter ended May 31, 2002, the Company purchased the equity interest in $31,080 of aviation equipment. As a result, the amount was recorded as an asset on the May 31, 2002 Consolidated Balance Sheet. The lease obligations for these assets, owing to the lessor, converted to term loans upon the purchase in the amount of $29,737, which was also recorded on the May 31, 2002 Consolidated Balance Sheet.

As part of the impairment charge recorded during the three month period ended November 30, 2001, the Company recorded an $8,500 accrual for possible losses for those assets in which the scheduled purchase option price exceeded the estimated fair value of such equipment (See Note 2). As of May 31, 2003, the loss accrual was $5,800. The principal reason for the $2,700 reduction in the loss accrual was due to the purchased equity interest in the aviation equipment disclosed above. These amounts were recorded on the May 31, 2002 Consolidated Balance Sheet net of $2,500 of loss accruals that were established for certain of the assets acquired.

The remainder of the reduction in the loss accrual ($200) is attributable to the buyout of a lease and subsequent sale of the underlying aircraft engine. Upon the sale of the engine, the Company included the engine-specific loss accrual in the determination of the gain/loss on sale.

9.   Commitments and Contingencies

In addition to aviation equipment operating leases, the Company leases certain facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2011. Future minimum payments and non-cancelable sublease rentals under all operating leases at May 31, 2003 are as follows:

	Future Minimum Payments
Year	Facilities and Equipment	Aviation Equipment	Sublease Rentals
2004	$4,836	$4,788	$2,538
2005	4,077	10,516	2,220
2006	3,274	6,801	2,035
2007	2,968	14,443	—
2008 and thereafter	3,395	—	—

Rental expense during the past three fiscal years was as follows:

	For the Year Ended May 31,
	2003	2002	2001
Facilities and Equipment	$6,597	$7,688	$8,484
Aviation Equipment	3,117	6,558	10,199

The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2003 was approximately $5,754.

The Company is involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business (See Item 3 Legal Proceedings). In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

10.   Investment in Leveraged Leases

Occasionally, the Company acquires aircraft under leases that qualify for leveraged lease accounting treatment. Typically, these are long-term leases of late-model aircraft operated by major carriers where the Company is an equity participant of at least 20% and there is a third-party provider of non-recourse debt for the remaining equipment cost.

During the lease term the Company is required, in accordance with SFAS No. 13, “Accounting for Leases,” to adjust the elements of the investment in leveraged leases to reflect changes in important economic assumptions, such as the renegotiation of the interest rate on the non-recourse debt or changes in income tax rates. The Company’s net investment in leveraged leases is comprised of the following elements:

	May 31,
	2003	2002
Rentals receivable (net of principal and interest on the non-recourse debt)	$7,870	$12,307
Estimated residual value of leased assets	25,573	25,573
Unearned and deferred income	(6,049)	(8,792)
	27,394	29,088
Deferred taxes	(13,710)	(14,730)
Net investment in leveraged leases	$13,684	$14,358

Pretax income from leveraged leases was $2,743, $2,523 and $2,640 in fiscal 2003, 2002 and 2001, respectively.

11.   Investment in Joint Ventures

At May 31, 2002, the Company owned a 50% equity interest in each of two joint ventures. The remaining 50% equity interest in each joint venture was owned by a major U.S. financial institution. Each joint venture owned one wide-body aircraft, on lease to a major foreign carrier. Each joint venture financed the purchase of its aircraft primarily with debt that is without recourse to the joint venture and to the joint venture partners. On June 20, 2002, the Company purchased the other 50% equity interest in one of the joint ventures from the joint venture partner for nominal consideration. As a result of the consolidation of that entity, the aircraft owned by the joint venture has been recorded in the Company’s accounts in an amount equal to the Company’s historical cost of its investment in the joint venture, plus the nominal consideration paid to the other party, plus the amount of the non-recourse debt that was associated with the aircraft. The book value of the aircraft and the non-recourse debt recorded on the Company’s Consolidated Balance Sheet were $35,145 and $32,527, respectively at May 31, 2003. In January 2004, the Company’s non-recourse notes in the amount of $32,527 mature and, therefore, have been classified as current on the May 31, 2003 Consolidated Balance Sheet. In the event of non-payment of the notes, the holders do not have any recourse against the Company, but may receive title to the wide-body aircraft that secures the debt. At May 31, 2003, the Company’s equity interest in this aircraft was $2.6 million.

The Company’s investment in the remaining joint venture at May 31, 2003 was $1,608, and the Company’s investment in the two joint ventures at May 31, 2002 was $4,038. The investment amounts are included in “Other assets” on the Consolidated Balance Sheets.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

11.   Investment in Joint Ventures — ( Continued)

The following table provides combined summarized joint venture financial information at May 31, 2003 and May 31, 2002.

	May 31,
	2003	2002
Total assets	$39,244	$80,270
Total non-recourse debt	36,028	72,194
Net assets of joint venture(s)	$3,216	$8,076
AAR CORP.’s 50% equity interest in joint venture(s)	$1,608	$4,038

12.   Other Noncurrent Assets

At May 31, 2003 and 2002, other noncurrent assets consisted of the following:

	May 31,
	2003	2002
Notes receivable	$10,156	$13,777
Investment in aviation equipment	10,119	11,175
Cash surrender value of life insurance	5,426	4,295
Licenses and rights	3,973	4,136
Investment in joint ventures	1,608	4,038
Debt issuance costs	700	881
Other	18,121	14,746
	$50,103	$53,048

13.   Acquisitions

On September 29, 2000, the Company acquired substantially all the assets and assumed certain liabilities of Hermetic, an aircraft component support company providing repair and distribution services to the North American aftermarket primarily on behalf of European aircraft component manufacturers. The purchase price of $16,451 was paid with a cash payment of $3,200 and a note of $13,251 that was due and paid on June 1, 2001. The transaction was recorded under the purchase method of accounting. The Company has included in its consolidated financial statements the results of Hermetic since the date of acquisition.

If the acquisition occurred as of the beginning of fiscal 2001, the Company’s results of operations would not have been materially different.

14.   Business Segment Information

Segment Reporting

The Company is a leading provider of value-added products and services to the global aviation/aerospace industry. The Company reports its activities in four business segments: Inventory and Logistic Services; Maintenance, Repair and Overhaul; Manufacturing; and Aircraft and Engine Sales and Leasing.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

14.   Business Segment Information — (Continued)

Sales in the Inventory and Logistic Services segment are derived from the sale of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and military markets, as well as the distribution of new airframe parts purchased from various original equipment manufacturers and sold to commercial and general aviation customers. Cost of sales consists principally of the cost of product (primarily aircraft and engine parts) and overhead (primarily indirect labor, facility expenses and insurance).

Sales in the Maintenance, Repair and Overhaul segment are derived from the repair and overhaul of a wide range of commercial and military aircraft engine and airframe parts, landing gear and components; aircraft maintenance and storage; and the repair, overhaul and sale of parts for industrial gas and steam turbine operators. Cost of sales consists principally of cost of product (primarily replacement aircraft parts), direct labor and overhead.

Sales in the Manufacturing segment are derived from the manufacture and sale of a wide array of containers, pallets and shelters used to support the U.S. Military’s tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military applications and advanced composite materials and components for aerospace and industrial use. Cost of sales consists principally of the cost of product, direct labor and overhead.

Sales in the Aircraft and Engine Sales and Leasing segment are derived from the sale and lease of commercial aircraft and engines and technical and advisory services. Cost of sales consists principally of cost of product (aircraft and engines), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

The accounting policies for the segments are the same as those described in Note 1. The chief decision making officer (Chief Executive Officer) of the Company evaluates performance based on the reportable segments. The expenses and assets related to corporate activities are not allocated to the segments.

Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment is as follows:

	For the Year Ended May 31,
	2003	2002	2001
Net sales, excluding pass through sales:
Inventory and Logistic Services	$246,031	$258,067	$366,562
Maintenance, Repair and Overhaul	205,666	216,727	257,117
Manufacturing	119,871	99,558	97,154
Aircraft and Engine Sales and Leasing	34,769	64,369	132,826
	$606,337	$638,721	$853,659

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

14.   Business Segment Information — (Continued)

	For the Year Ended May 31,
	2003	2002	2001
Gross profit, before consideration of impairment charges (See Note 2):
Inventory and Logistic Services	$32,756	$32,135	$53,614
Maintenance, Repair and Overhaul	26,003	32,417	48,819
Manufacturing	18,775	12,799	12,673
Aircraft and Engine Sales and Leasing	4,884	12,397	21,361
	$82,418	$89,748	$136,467

	May 31,
	2003	2002	2001
Total assets:
Inventory and Logistic Services	$190,693	$208,515	$278,614
Maintenance, Repair and Overhaul	191,097	190,438	185,354
Manufacturing	63,044	73,791	84,041
Aircraft and Engine Sales and Leasing	158,103	146,941	86,981
Corporate	83,684	90,514	66,864
	$686,621	$710,199	$701,854

	For the Year Ended May 31,
	2003	2002	2001
Capital expenditures:
Inventory and Logistic Services	$572	$627	$1,616
Maintenance, Repair and Overhaul	6,853	8,316	6,116
Manufacturing	1,764	1,684	2,554
Aircraft and Engine Sales and Leasing	—	2	17
Corporate	741	1,483	2,831
	$9,930	$12,112	$13,134

	For the Year Ended May 31,
	2003	2002	2001
Depreciation and amortization:
Inventory and Logistic Services	$2,446	$2,646	$3,290
Maintenance, Repair and Overhaul	7,568	7,068	6,432
Manufacturing	3,468	4,040	4,082
Aircraft and Engine Sales and Leasing	9,580	4,745	2,165
Corporate	4,110	3,997	4,670
	$27,172	$22,496	$20,639

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

14.   Business Segment Information — (Continued)

The following reconciles segment gross profit to consolidated income (loss) before provision for income taxes:

	For the Year Ended May 31,
	2003	2002	2001
Segment gross profit	$82,418	$89,748	$136,467
Cost of sales-impairment charges	(5,360)	(75,900)	—
Selling, general and administrative and other	(78,845)	(85,037)	(96,077)
Special charges	—	(10,100)	—
Interest expense	(19,539)	(19,798)	(21,887)
Interest income	1,836	2,858	1,717
Income (loss) before provision for income taxes	$(19,490)	$(98,229)	$20,220

Sales to the U.S. Government, its agencies and its contractors were $170,191 (28.1% of total sales), $163,173 (25.5% of total sales), and $139,072 (15.9% of total sales) in fiscal 2003, 2002 and 2001, respectively. No single non-government customer represents 10% or more of total sales in fiscal 2003.

Sales to the U.S. Government, its agencies and its contractors by segment are as follows:

	For the Year Ended May 31,
	2003	2002	2001
Inventory and Logistic Services	$40,925	$28,489	$16,617
Maintenance, Repair and Overhaul	44,163	65,832	67,050
Manufacturing	85,103	66,992	55,405
Aircraft and Engine Sales and Leasing	—	1,860	—
	$170,191	$163,173	$139,072

Geographic Data

	May 31,
	2003	2002
Long-lived assets
United States	$278,551	$263,232
Europe	11,480	10,156
Other	178	155
	$290,209	$273,543

Export sales from the Company’s U.S. operations to unaffiliated customers, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $142,403 (23.5% of total sales), $134,809 (21.1% of total sales) and $213,864 (24.5% of total sales) in fiscal 2003, 2002 and 2001, respectively.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

15.   Selected Quarterly Data (Unaudited)

The unaudited selected quarterly data for fiscal years ended May 31, 2003 and 2002 follows.

	Fiscal 2003
Quarter	Sales	Gross Profit	Net Income (Loss)	Diluted Earnings (Loss) Per Share
First	$151,165	$17,765	$(4,879)	$(0.15)
Second	153,051	22,930	(663)	(0.02)
Third	156,992	24,525	651	0.02
Fourth	145,129	11,838	(7,519)	(0.24)
	$606,337	$77,058	$(12,410)	$(0.39)

	Fiscal 2002
Quarter	Sales	Gross Profit	Net Income (Loss)	Diluted Earnings (Loss) Per Share
First	$202,993	$29,140	$486	$0.02
Second	144,889	(55,392)	(54,484)	(2.03)
Third	143,457	19,511	(2,290)	(0.08)
Fourth	147,382	20,589	(2,651)	(0.08)
	$638,721	$13,848	$(58,939)	$(2.08)

See Note 2 for a description of impairment and special charges recorded during the fourth quarter of fiscal 2003 and the second quarter of fiscal 2002. The sum of diluted earnings (loss) per share for fiscal 2002 quarters does not equal the full year amount due to the impact of changes in average shares outstanding.

16.   Allowance for Doubtful Accounts

	May 31,
	2003	2002	2001
Balance, beginning of year	$10,624	$11,016	$10,080
Provision charged to operations	3,140	2,697	2,141
Special charge (see Note 2)	—	5,700	—
Deductions for accounts written off, net of recoveries	(5,101)	(8,789)	(1,205)
Balance, end of year	$8,663	$10,624	$11,016

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption “Board of Directors” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders.

The information required by this item regarding the Executive Officers of the Company appears under the caption “Executive Officers of the Registrant” in Part I, Item 4 above.

The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation and Other Information” (but excluding the following sections thereof: “Compensation Committee’s Report on Executive Compensation” and “Stockholder Return Performance Graph”); “Employment and Other Agreements” and “Directors’ Compensation” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares (in thousands) to be issued upon exercise and the number of shares remaining available for future issuance under the Company’s equity compensation plans at May 31, 2003 were as follows.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,602	$15.27	2,019
Equity compensation plans not approved by security holders	—	—	—
Total	4,602	$15.27	2,019

The information required by this item is incorporated by reference to the information contained under the caption “Security Ownership of Management and Others” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders.

ITEM 14.   CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Annual Report on Form 10-K, the chief executive officer and chief financial officer of the Company evaluated the effectiveness of the Company’s disclosure controls and procedures and have concluded that the Company’s controls and procedures effectively ensure that the information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Disclosures

Page
Independent Auditors’ Report	19
Financial Statements — AAR CORP. and Subsidiaries:
Consolidated Statements of Operations for the three years ended May 31, 2003	21
Consolidated Balance Sheets as of May 31, 2003 and 2002	22-23
Consolidated Statements of Stockholders’ Equity for the three years ended May 31, 2003	24
Consolidated Statements of Cash Flows for the three years ended May 31, 2003	25
Notes to Consolidated Financial Statements	26-52
Selected quarterly data (unaudited) for the years ended May 31, 2003 and 2002 (Note 15 of Notes to Consolidated Financial Statements)	52

Exhibits

The Exhibits filed as part of this report are set forth in the Exhibit Index contained elsewhere herein. Each of the material contracts identified as Exhibits 10.1 through 10.15 is a management contract or compensatory plan or arrangement.

Reports on Form 8-K

The Company filed no reports on Form 8-K during the three-month period ended May 31, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AAR CORP.
(Registrant)
Date: August 15, 2003
	BY:	/s/ David P. Storch
David P. Storch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ira A. Eichner	Chairman of the Board	August 15, 2003
Ira A. Eichner	Director
/s/ David P. Storch	President and Chief Executive
David P. Storch	Officer; Director (Principal Executive Officer)
/s/ Timothy J. Romenesko	Vice President and Chief Financial
Timothy J. Romenesko	Officer (Principal Financial Officer)
/s/ Michael J. Sharp	Vice President and Controller
Michael J. Sharp	(Principal Accounting Officer)
/s/ A. Robert Abboud	Director
A. Robert Abboud
/s/ James G. Brocksmith, Jr.	Director
James G. Brocksmith, Jr.
/s/ Ronald R. Fogleman	Director
Ronald R. Fogleman
/s/ James E. Goodwin	Director
James E. Goodwin
/s/ Joel D. Spungin	Director
Joel D. Spungin
/s/ Marc J. Walfish	Director
Marc J. Walfish

EXHIBIT INDEX

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation[1]; Amendments thereto dated November 3, 1987,[2] October 19, 1998,[2] October 16, 1989[24] and November 3, 1999.[25]
		3.2	By-Laws as amended.[2] Amendment thereto dated April 12, 1994,[12] January 13, 1997,[22] July 16,1992,[24] April 11, 2000[26] and May 13, 2002.[30]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation and Amendments (see Exhibit 3.1).
		4.2	By-Laws as amended (See Exhibit 3.2).
4.3

Second Amended and Restated Credit Agreement dated May 27, 1998 between Registrant and Bank of America National Trust and Savings Association as agent,[30] amended December 28, 1998,[30] February 5, 2002,[30] May 23, 2002,[30] August 31, 2002,[31] November 26, 2002[32] and April 10, 2003.[33]

		4.4	Rights Agreement between the Registrant and the First National Bank of Chicago dated July 8, 1997[17] and amended October 16, 2001.[28]
4.5

Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[5] First Supplemental Indenture thereto dated August 26, 1991;[6] Second Supplemental Indenture thereto dated December 10, 1997.[18]

		4.6	Officers’ certificates relating to debt securities dated October 24, 1989,[10] October 12, 1993,[10] December 15, 1997 (filed herewith) and May 31, 2002 (filed herewith).
4.7

Second Amended and Restated Credit Agreement dated February 10, 1998, between the Registrant and The First National Bank of Chicago (now known as Bank One, N.A.)[19] amended August 20, 1998,[30] January 25, 2002,[30] September 30, 2002[31] and November 30, 2002.[32]

		4.8	Credit Agreement dated November 1, 1997 between the Registrant and The Northern Trust Company.[20]

	Index		Exhibits
4.9

Revolving Loan Agreement dated April 11, 2001 between Registrant and LaSalle Bank National Association[29] amended November 30, 2001,[30] April 22, 2002,[30] June 6, 2002,[30] March 10, 2003,[33] March 21, 2003,[33] May 9, 2003 (filed herewith) and June 26, 2003 (filed herewith).

		4.10	Note Purchase Agreement dated May 1, 2001 between Registrant and various purchasers, relating to the issuance of debt securities to institutional investors.[29]
		4.11	Revolving Loan Agreement dated October 3, 2001 between Registrant and U.S. Bank National Association[30] and amended November 30, 2001.[30]
		4.12	Credit Agreement dated May 29, 2003 between Registrant and various subsidiaries and Merrill Lynch Capital and various additional lenders from time to time who are parties thereto (filed herewith).
		4.13	Loan and Security Agreement dated July 1, 2003 between Registrant’s subsidiary, AAR Wood Dale LLC and Fremont Investment Loan (filed herewith).
Pursuant to Item 601(b)(4)(iii)(a) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1	Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[28] as amended June 27, 2003 (filed herewith).
10.2

Death Benefit Agreement dated August 24, 1984 between the Registrant and Ira A. Eichner.[8] Amendments thereto dated August 12, 1988,[4] May 25, 1990[24] and October 9, 1996,[24] and his agreement to terminate such Death Benefit Agreement dated May 30, 1999.[24]

10.3

Further Restated and Amended Employment Agreement dated August 1, 1985 between the Registrant and Ira A. Eichner.[3] Amendments thereto dated August 12, 1988,[4] May 25, 1990,[16] July 13, 1994,[16] October 9, 1996[24] and May 31, 1999.[24]

		10.4	Trust Agreement dated August 12, 1988 between the Registrant and Ira A. Eichner[4] and amendments thereto dated May 25, 1990,[16] February 4, 1994,[12] October 9, 1996[24] and May 31, 1999.[24]
		10.5	AAR CORP. Directors’ Retirement Plan, dated April 14, 1992,[9] amended May 26, 2000[26] and April 10, 2001.[29]

	Index		Exhibits
		10.6	AAR CORP. Amended and Restated Supplemental Key Employee Retirement Plan, dated May 4, 2000,[26] amended April 10, 2001,[29] October 10, 2001,[30] October 10, 2002[33] and December 18, 2002.[33]
		10.7	Amended and Restated Employment Agreement dated July 14, 1998 between the Registrant and David P. Storch[26] and amended July 10, 2001.[27]
		10.8	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Howard A. Pulsifer.[26]
		10.9	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[29]
		10.10	Employment and Severance and Change in Control Agreement dated June 1, 2001 between the Registrant and Joseph M. Gullion.[29]
		10.11	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko.[26]
		10.12	Amended and Restated AAR CORP. Nonemployee Directors’ Deferred Compensation Plan, dated April 8, 1997, amended May 26, 2000[26] and December 18, 2002.[33]
		10.13	Severance and Change in Control Agreement dated January 14, 2000 between the Registrant and James J. Clark.[33]
10.14

Purchase and Sale Agreement dated March 21, 2003 between AAR Distribution, Inc., AAR Parts Trading, Inc., AAR Manufacturing, Inc., AAR Engine Services, Inc., AAR Allen Services, Inc., the Registrant as Initial Servicer and AAR Receivables Corporation II.[33]

10.15

Receivables Purchase Agreement dated March 21, 2003 between AAR Receivables Corporation II, the Registrant individually and as Initial Servicer, the Financial Institutions from time to time Parties hereto and LaSalle Business Credit, LLC.[33]

21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).

	Index		Exhibits
23.	Consents of experts and counsel	23.1	Consent of KPMG LLP (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated August 15, 2003 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).
		31.2	Section 302 Certification dated August 15, 2003 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated August 15, 2003 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated August 15, 2003 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

Notes:
[1]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987.
[2]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989.
[3]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1986.
[4]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1988.
[5]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1989.
[6]	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-3 filed August 27, 1991.
[7]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1991.
[8]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1985.
[9]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992.
[10]	Incorporated by reference to Exhibits to the Registrant’s Current Reports on Form 8-K dated October 24, 1989 and October 12, 1993, respectively.
[11]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1993.

[12]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994.
[13]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.
[14]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995.
[15]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
[16]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
[17]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated August 4, 1997.
[18]	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-3 filed December 10, 1997.
[19]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
[20]	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-3 filed May 15, 1998.
[21]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.
[22]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
[23]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998.
[24]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.
[25]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
[26]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000.
[27]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001.
[28]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001.
[29]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001.
[30]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002.
[31]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.
[32]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.
[33]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

(This page has been left blank intentionally.)