Form 10-Q
period 2003-08-31
AAR CORP
filed 2003-10-14
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

As of September 30, 2003, there were 31,847,311 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2003

PART I, ITEM 1 – FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2003 and May 31, 2003

(In thousands)

	August 31, 2003	May 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$31,929	$29,154
Accounts receivable, less allowances of $7,950 and $8,663, respectively	69,438	66,322
Inventories	207,873	219,894
Equipment on or available for short-term lease	35,863	40,060
Deposits, prepaids and other	13,562	13,692
Deferred tax assets	28,476	27,290
Total current assets	387,141	396,412
Property, plant and equipment, net	91,322	94,029
Other assets:
Investments in leveraged leases	25,415	27,394
Goodwill, net	45,935	45,951
Equipment on long-term lease	70,950	72,732
Other	55,582	50,103
	197,882	196,180
	$676,345	$686,621

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2003 and May 31, 2003

(In thousands)

	August 31, 2003	May 31, 2003
	(Unaudited)	(Audited)
LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$9,885	$24,000
Current maturities of long-term debt	24,454	24,000
Non-recourse debt	32,322	32,527
Notes payable	11,729	11,729
Accounts payable	54,359	51,485
Accrued liabilities	55,112	59,834
Total current liabilities	187,861	203,575
Long-term debt, less current maturities	174,735	164,658
Deferred tax liabilities	22,495	22,601
Retirement benefit obligation	799	799
	198,029	188,058
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares;
none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares;
issued 33,543	33,543	33,543
Capital surplus	164,651	164,651
Retained earnings	141,277	143,272
Treasury stock, 1,693 and 1,692 shares at cost, respectively	(26,801)	(26,798)
Unearned restricted stock awards	(459)	(514)
Accumulated other comprehensive income (loss) -
Cumulative translation adjustments	(5,834)	(3,244)
Minimum pension liability	(15,922)	(15,922)
	290,455	294,988
	$676,345	$686,621

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended August 31, 2003 and 2002

(Unaudited)

(In thousands except per share data)

	Three Months Ended August 31,
	2003	2002
Sales:
Sales from products and leasing	$131,038	$130,595
Sales from services	21,076	20,570
	152,114	151,165

Cost and operating expenses:
Cost of products and leasing	113,003	114,603
Cost of services	17,995	18,797
Selling, general and administrative and other	19,648	20,781
	150,646	154,181

Operating income (loss)	1,468	(3,016)

Interest expense	(4,913)	(4,867)
Interest income	375	376

Loss before provision for income tax benefit	(3,070)	(7,507)

Income tax benefit	(1,074)	(2,628)

Net loss	$(1,996)	$(4,879)

Loss per share of common stock - basic	$(0.06)	$(0.15)
Loss per share of common stock - diluted	$(0.06)	$(0.15)

Weighted average common shares outstanding - basic	31,850	31,866
Weighted average common shares outstanding - diluted	31,850	31,866

Dividends paid and declared per share of common stock	$—	$0.025

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2003 and 2002

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,996)	$(4,879)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	6,768	6,983
Deferred taxes	(1,292)	(2,520)
Changes in certain assets and liabilities:
Accounts and trade notes receivable	(7,009)	3,856
Inventories	11,201	2,406
Equipment on or available for short-term lease	4,137	9,954
Equipment on long-term lease	146	(11)
Accounts and trade notes payable	3,265	733
Accrued liabilities and taxes on income	(4,625)	(12,066)
Other, primarily prepaids	(1,560)	340
Net cash provided from operating activities	9,035	4,796

Cash flows from investing activities:
Property, plant and equipment expenditures, net	(1,786)	(2,266)
Proceeds from disposal of assets	20	2
Investment in leveraged leases	944	417
Other	(904)	(303)
Net cash used in investing activities	(1,726)	(2,150)

Cash flows from financing activities:
Proceeds from borrowings	13,959	—
Reduction in borrowings	(17,673)	(746)
Financing costs	(852)	—
Cash dividends	—	(797)
Other	—	5
Net cash used in financing activities	(4,566)	(1,538)

Effect of exchange rate changes on cash	32	(77)

Increase in cash and cash equivalents	2,775	1,031

Cash and cash equivalents, beginning of period	29,154	34,522

Cash and cash equivalents, end of period	$31,929	$35,553

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2003 and 2002

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2003	2002

Net loss	$(1,996)	$(4,879)

Other comprehensive income (loss) - Foreign currency translation	(2,590)	1,958

Total comprehensive loss	$(4,586)	$(2,921)

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2003

(Unaudited)

(In thousands)

Note A – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AAR CORP. and its subsidiaries (“the Company”) after elimination of intercompany accounts and transactions.

These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The condensed consolidated balance sheet as of May 31, 2003 has been derived from audited financial statements.  To prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2003 and the condensed consolidated results of operations, cash flows and comprehensive income for the three-month periods ended August 31, 2003 and 2002.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B – New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the provisions of SFAS No. 150 will have an effect on its consolidated financial statements because the Company has not issued financial instruments with characteristics of both liabilities and equity.

Note C – Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer.  The Company’s standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Service revenues and the related cost of services are generally recognized when customer-owned material is shipped to the customer.  The Company has adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as the Company’s service agreements generally do not require it to provide services at customer sites.  Furthermore, the serviced units are typically shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain long-term manufacturing contracts and for certain large airframe maintenance contracts are recognized by the percentage of completion method, based on the relationship of costs incurred to date to estimated total costs under the respective contracts.  Lease revenues are recognized as earned.  Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement.  However, for leases that provide variable rents, the Company recognizes lease income on a straight-line basis.  In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month.  Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported by the lessee to the Company, which is normally the month following the actual usage.

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

The fiscal 2002 writedown for engine and airframe parts was determined by comparing the carrying value for inventory parts that support older generation aircraft to their net realizable value.  In determining net realizable value, the Company assigned estimated sales prices taking into consideration historical selling prices and demand, as well as anticipated demand.  The $11,400 writedown during fiscal 2002 for whole engines related to assets that are reported in the caption “Equipment on or available for short-term lease” and was determined by comparing the carrying value for each engine to an estimate of its undiscounted future cash flows.  In those instances where there was a shortfall, the impairment was measured by comparing the carrying value to an estimate of the asset’s fair market value.  The loss accruals for engine operating leases were determined by comparing the scheduled purchase option prices to the estimated fair value of such equipment.  In those instances where the scheduled purchase option price exceeded the estimated fair value, an accrual for the estimated loss was recorded (See Note K).

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

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by the Company are as follows:

	August 31, 2003	May 31, 2003	November 30, 2001
Net impaired inventory and engines	$53,900	$56,240	$89,600

Proceeds from sales of impaired inventory and engines for the three-month period ended August 31, 2003 and the twelve-month period ended May 31, 2003 were $2,300 and $12,100, respectively.

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

Note E – Inventory

	August 31, 2003	May 31, 2003
The summary of inventories is as follows:
Raw materials and parts	$45,211	$45,702
Work-in-process	18,656	22,604
Purchased aircraft, parts, engines and components held for sale	144,006	151,588
	$207,873	$219,894

Note F – Investment in Joint Ventures

At May 31, 2002, the Company owned a 50% equity interest in each of two joint ventures.  The remaining 50% equity interest in each joint venture was owned by a major U.S. financial institution.  Each joint venture owned one wide-body aircraft on lease to a major foreign carrier.  Each joint venture financed the purchase of its aircraft primarily with debt that is without recourse to the joint venture and to the joint venture partners.  On June 20, 2002, the Company purchased the other 50% equity interest in one of the joint ventures from the joint venture partner for nominal consideration.  As a result of the consolidation of that entity, the aircraft owned by the joint venture has been recorded in the Company’s accounts in an amount equal to the Company’s historical cost of its investment in the joint venture, plus the nominal consideration paid to the other party, plus the amount of the non-recourse debt that was associated with the aircraft.  The book value of the aircraft and the non-recourse debt recorded on the Company’s Condensed Consolidated Balance Sheet were $34,911 and $32,322, respectively at August 31, 2003.  In January 2004, the Company’s non-recourse notes in the amount of $32,322 mature and, therefore, have been classified as current on the August 31, 2003 Condensed Consolidated Balance Sheet.  If the Company and the lender do not successfully negotiate an extension to the financing, the Company will return the aircraft to the lender and the Company will write-off its equity investment in the aircraft.  As of August 31, 2003, the Company’s equity investment in the aircraft was $2.6 million.

The Company’s investment in the remaining joint venture was $1,506 and $1,608 at August 31, 2003 and May 31, 2003, respectively.  The investment amounts are included in “Other assets” on the Condensed Consolidated Balance Sheets.

The following table provides summarized joint venture financial information at August 31, 2003 and May 31, 2003.

	August 31, 2003	May 31, 2003
Total assets	$38,276	$39,244
Total non-recourse debt	35,264	36,028
Net assets of joint venture	$3,012	$3,216
AAR CORP.’s 50% equity interest in joint venture	$1,506	$1,608

The aircraft in the joint venture is currently on lease scheduled to expire in April 2004.  The joint venture partners are currently seeking a new lessee for the aircraft.  If the joint venture partners are unsuccessful in re-leasing the aircraft, the joint venture will return the aircraft to the lender and the Company will write-off its investment in the joint venture.

Note G – Supplemental Cash Flows Information

	Three Months Ended August 31,
	2003	2002
Interest paid	$5,958	$6,102
Income taxes paid	259	2,097
Income tax refunds received	51	218

Note H – Stock-Based Employee Compensation Plans

The Company accounts for its stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost related to the Company’s stock option plan is reflected in net income, as each option granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the Company’s stock option plan (in thousands, except per share amounts).

		Three Months Ended August 31,
		2003	2002
Net loss as reported		$(1,996)	$(4,879)
Add: Stock-based compensation expense included in net income as reported, net of tax		35	45
Deduct: Total compensation expense determined under fair value method for all awards, net of tax		(717)	(698)
Pro forma net loss		$(2,678)	$(5,532)

Loss per share – basic:	As reported	$(0.06)	$(0.15)
	Pro forma	$(0.08)	$(0.17)
Loss per share – diluted:	As reported	$(0.06)	$(0.15)
	Pro forma	$(0.08)	$(0.17)

The fair value per share of stock options granted during the three-month period ended August 31, 2003 and 2002 was $3.67 and $3.93, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended August 31,
	2003	2002
Risk-free interest rate	3.1%	2.5%
Expected volatility of common stock	66.9%	64.0%
Dividend yield	0.0%	1.6%
Expected option term in years	4.0	4.0

Note I – Common Stock and Earnings per Share of Common Stock

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options.  The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2003 and 2002.

	Three Months Ended August 31,
	2003	2002
Basic:
Net loss	$(1,996)	$(4,879)
Weighted average common shares outstanding	31,850	31,866

Loss per share of common stock – basic	$(0.06)	$(0.15)

Diluted:
Net loss	$(1,996)	$(4,879)
Weighted average common shares outstanding	31,850	31,866
Additional shares due to hypothetical exercise of stock options	—	—
Weighted average common shares outstanding – diluted	31,850	31,866

Loss per share of common stock– diluted	$(0.06)	$(0.15)

At August 31, 2003 and 2002, respectively, stock options to purchase 5,714 and 5,066 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares.

Common stock equivalents representing options to purchase 15 and 1 share(s) for the three-month periods ending August 31, 2003 and 2002, respectively, were not included in the computations of diluted earnings per share because to do so would have been antidilutive due to the net loss during the respective periods.

On October 9, 2002, the Company’s Board of Directors voted to suspend the quarterly common stock dividend.

Note J – Mortgage Financing

On July 1, 2003, the Company completed an $11,000 financing secured by a mortgage on its Wood Dale, Illinois facility.  The term of the financing is five years utilizing a fifteen-year amortization with a LIBOR-based interest rate of no less than 6.25%.  The amount outstanding under this agreement was $10,964 at August 31, 2003.

Note K – Aviation Equipment Operating Leases

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

In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed the fair value of such equipment, the Company records an accrual for loss.  The scheduled purchase option values amounted to $33,273 at August 31, 2003 and $33,783 at May 31, 2003.

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

During the three-month period ended November 30, 2001, the Company recorded an $8,500 accrual for possible losses for those assets in which the scheduled purchase option price exceeded the estimated fair value of such equipment (See Note D).  As of August 31, 2003, the loss accrual was $5,800.  The principal reason for the $2,700 reduction in the loss accrual was due to the purchased equity interest in the aviation equipment disclosed above.  These assets were recorded on the May 31, 2002 Consolidated Balance Sheet net of $2,500 of loss accruals that were established for certain of the assets acquired.

The remainder of the reduction in the loss accrual, $200, is attributable to the buyout of a lease and subsequent sale of the underlying aircraft engine.  Upon the sale of the engine, the Company included the engine-specific loss accrual in the determination of the gain/loss on sale.

Note L – Segment Reporting

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended August 31,
	2003	2002
Sales:

Inventory and Logistic Services	$61,737	$61,299
Maintenance, Repair and Overhaul	53,425	46,926
Manufacturing	25,170	27,987
Aircraft and Engine Sales and Leasing	11,782	14,953
	$152,114	$151,165

	Three Months Ended August 31,
	2003	2002
Gross profit:

Inventory and Logistic Services	$8,462	$7,641
Maintenance, Repair and Overhaul	5,900	5,603
Manufacturing	3,768	3,088
Aircraft and Engine Sales and Leasing	2,986	1,433
	$21,116	$17,765

PART 1, ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries
Results of Operations
(In thousands)

Factors Which May Affect Future Results

The Company’s future operating results and financial position may be adversely affected or fluctuate substantially on a quarterly basis as a result of continuing difficulties in the commercial aviation environment, relatively weak worldwide economic climate and other factors, including:  (1) decline in demand for the Company’s products and services and the ability of the Company’s customers to meet their financial obligations to the Company, particularly in light of the weakened financial condition of many of the world’s commercial airlines; (2) the potential risk for declining market values for aviation products and equipment caused by various factors, including the bankruptcies of  United Airlines, US Airways, Inc., Air Canada, Avianca, Inc. and Hawaiian Airlines, Inc., possible future airline bankruptcies and other factors within the airline industry; (3) difficulties in re-leasing or selling aircraft and engines that are currently being leased on a long- or short-term basis; (4) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were 28.1% of total sales in fiscal 2003), will continue at levels previously experienced, since such sales are subject to competitive bidding and government funding; (5) access to the debt and equity capital markets and the ability to draw down under financing agreements, which may be limited in light of industry conditions and Company performance; (6) changes in or noncompliance with laws and regulations that may affect certain of the Company’s aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (7) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than the Company; (8) exposure to product liability and property claims that may be in excess of the Company’s substantial liability insurance coverage; (9) difficulties in being able to successfully integrate business acquisitions; and (10) the outcome of any pending or future material litigation or environmental proceedings.

Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States.  Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare the condensed consolidated financial statements.  The most significant estimates made by management of the Company include adjustments to reduce the value of inventories and equipment on or available for lease, allowance for doubtful accounts and loss accruals for aviation equipment operating leases.  Actual results could differ materially from these estimates.  The following is a summary of the accounting policies considered critical by management of the Company.

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

Inventories  Inventories are valued at the lower of cost or market.  Cost is determined by the specific identification, average cost or first-in, first-out methods.  Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions.  The Company has applied certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand.  Principally as a result of the terrorist attacks of September 11, 2001 and their impact on the global airline industry’s financial condition, fleet size and aircraft utilization, the Company recorded a significant charge for impaired inventories during the second quarter of fiscal 2002 utilizing those assumptions.  During the fourth quarter of fiscal 2003, the Company recorded an additional charge as a result of a further decline in market value for these inventories.  Reductions in demand for certain of the Company’s inventories or declining market values, as well as differences between actual results and the assumptions utilized by the Company when determining the market value of its inventories, could result in additional impairment charges in future periods.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company is required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows.  When applying the provisions of SFAS No. 144 to equipment on or available for lease, the Company has applied certain assumptions when estimating future undiscounted cash flows, such as current and estimated future lease rates, estimated residual values and expected future demand.  Differences between actual results and the assumptions utilized by the Company when determining undiscounted cash flows could result in future impairments of equipment on or available for lease.

Aviation Equipment Operating Leases  The Company from time to time leases aviation equipment (engines and aircraft) from lessors under arrangements that are classified by the Company as operating leases.  The Company may also sublease the aviation equipment to a customer on a short- or long-term basis.  The terms of the operating leases in which the Company is the lessee are one year with options to renew annually at the election of the Company.  If the Company elects not to renew a lease or the lease term expires, the Company will purchase the equipment from the lessor at its scheduled purchase option price.  The terms of the lease agreements also allow the Company to purchase the equipment at any time during a lease at its scheduled purchase option price.  In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed estimated undiscounted cash flows related to the equipment, the Company records an accrual for loss.  The Company has applied certain assumptions when estimating future undiscounted cash flows, such as current and estimated future lease rates, estimated residual values, and expected future demand.  Differences between actual results and the assumptions utilized by the Company when determining undiscounted cash flows could result in future provisions for losses on aviation equipment under operating leases.

Results of Operations – Three-Month Period Ended August 31, 2003

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

The table below sets forth consolidated sales for the Company’s four business segments for the three-month periods ended August 31, 2003 and 2002.

	Three Months Ended August 31,
	2003	2002
Sales:

Inventory and Logistic Services	$61,737	$61,299
Maintenance, Repair and Overhaul	53,425	46,926
Manufacturing	25,170	27,987
Aircraft and Engine Sales and Leasing	11,782	14,953
	$152,114	$151,165

Consolidated sales for the first quarter of the Company’s fiscal year ending May 31, 2004 increased $949 or 0.6% over the same period in the prior year.  The increase in sales over the prior year period was due principally to strength in parts trading, airframe maintenance and increased sales of products supporting the U.S. Military.

In the Inventory and Logistic Services segment, sales increased $438 or 0.7% compared to the prior year period.  The increase in sales is principally attributable to increased demand for engine parts and higher sales to the U.S. Military for spares and logistics support.  Offsetting these increases were reductions in airframe part sales and lower sales to general aviation customers in the Company’s distribution unit.

Sales in the Maintenance, Repair and Overhaul segment increased $6,499 or 13.8% compared to the same period in the prior year primarily due to higher sales of aircraft maintenance services and industrial turbine engine overhaul and parts supply services.

In the Manufacturing segment, sales decreased $2,817 or 10.1% compared to the prior year period principally due to lower sales of the Company’s non-aviation related composite structure products and cargo loading systems.  The Company continued to experience strong demand for its manufactured products supporting the U.S. Military deployment activities.

In the Aircraft and Engine Sales and Leasing segment, sales decreased $3,171 or 21.2% as a result of lower engine sales partially offset by the sale of a narrow body aircraft.

Consolidated gross profit increased $3,351 or 18.9% over the prior year period due to an increase in the gross profit margin to 13.9% compared to 11.8% in the prior year. The gross margin percentage increased in the Inventory and Logistic Services, Manufacturing and Aircraft and Engine Sales and Leasing segments primarily due to the mix of products and services sold.

Operating income improved by $4,484 from the prior year period as a result of increased gross profit and lower selling, general and administrative expenses.  The Company reduced its selling, general and administrative costs by $1,133 or 5.5% compared to the same period in the prior year primarily as a result of lower personnel costs and reduced discretionary spending.  Interest expense increased $46 or .9% and interest income was essentially unchanged.

The Company’s consolidated net loss decreased by $2,883 to $1,996 as a result of the factors discussed above.

Liquidity and Capital Resources

(as compared with May 31, 2003)

Historically, the Company has funded its growth, met contractual commitments and paid dividends through the generation of cash from operations, augmented by the periodic issuance of common stock and debt to the public and private markets.  The Company also relies on various secured credit arrangements, which currently include an accounts receivable securitization program, a secured revolving credit facility and certain aviation equipment operating leases to provide additional liquidity.  The Company’s continuing ability to borrow from its lenders and issue debt and equity securities in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions, Company performance and geopolitical events, including the war on terrorism.  The Company’s ability to use its accounts receivable securitization program, revolving credit facility and aviation equipment operating leases is also dependent on those factors.  The Company’s ability to generate cash from operations is influenced primarily by the operating performance of the Company and working capital management.

At August 31, 2003, the Company’s liquidity and capital resources included cash of $31,929 and working capital of $199,280.  As of August 31, 2003, $11,250 of cash was restricted to support letters of credit.  At August 31, 2003, the Company had $61,028 of available secured financing of which $37,700 was outstanding.  At August 31, 2003, the Company’s ratio of long-term debt to capitalization was 37.6%; up from 35.8% at May 31, 2003, and the Company’s ratio of total debt to capitalization was 46.6% at August 31, 2003 and May 31, 2003.  The increase in the long-term debt to capitalization ratio compared to May 31, 2003 is primarily attributable to the Company’s $11,000 financing secured by a mortgage on its Wood Dale, Illinois facility.  The mortgage financing was completed on July 1, 2003.  The Company also has a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

During the fourth quarter of fiscal 2003, the Company’s unsecured credit arrangements with three domestic banks expired and its previous accounts receivable securitization facility also expired.  During the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, the Company completed four financing transactions to replace the expiring bank credit arrangements, improve its liquidity position and to retire a portion of the Company’s 7¼% Notes due October 15, 2003.

On March 21, 2003, the Company completed a new $35,000 accounts receivable securitization program with LaSalle Business Credit L.L.C. (LaSalle). The amount available under this agreement is based on a formula of qualifying accounts receivable.  As of August 31, 2003, the amount available to the Company under the agreement was $35,000, of which $30,700 was outstanding.  The term of the agreement is one year, renewable annually and borrowings under the agreement bear interest at LIBOR plus 300 basis points.  The LaSalle securitization program replaced the previous accounts receivable program and substantially replaced the LaSalle Bank unsecured credit arrangement.

On May 30, 2003, the Company completed a $30,000 secured revolving credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.  The amount available under this agreement is also based on a formula of qualifying assets.  As of August 31, 2003, the amount available to the Company under the agreement was $26,028, of which $7,000 was outstanding.  The term of the facility is three years, bears interest at LIBOR plus 300 basis points and carries a one-percent facility fee on the unused portion of the agreement.

On May 30, 2003, the Company completed the repurchase of $10,000 and the exchange for new notes of $16,900 of the Company’s 1993 7¼% Notes due October 15, 2003 in a privately negotiated transaction with a single holder.  The $16,900 of new notes bear interest at 8% and are due ratably over three years commencing October 15, 2004.  As of August 31, 2003, the balance outstanding under the Company’s 7¼% Notes, after taking into consideration this transaction, was $22,600.  The Company plans to pay off the outstanding balance of the 7¼% Notes with internally generated funds and borrowings under its secured revolving credit facility.

On July 1, 2003, the Company completed an $11,000 financing secured by a mortgage on its Wood Dale, Illinois facility.  The term of the financing is five years utilizing a fifteen-year amortization with a LIBOR-based interest rate of no less than 6.25%. The amount outstanding under this agreement was $10,964 at August 31, 2003.

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

On April 18, 2003, Standard and Poor’s downgraded the senior unsecured debt rating to BB minus from BBB minus with an outlook rating of negative.  On July 18, 2003, Fitch Ratings downgraded the unsecured debt rating to BB minus from BB plus and revised the outlook rating to negative from stable.  On August 5, 2003, Moody’s Investors Service downgraded the senior unsecured debt rating of the Company to B2 from B1.  The Company was removed from credit watch following the downgrade actions by each of the respective rating agencies.

In January 2004, the Company’s non-recourse notes of $32,322 mature and therefore have been classified as current on the August 31, 2003 Condensed Consolidated Balance Sheet. If the Company and the lender do not successfully negotiate an extension to the financing, the Company will return the aircraft to the lender and the Company will write-off its equity investment in the aircraft.  As of August 31, 2003, the Company’s equity investment in the aircraft was $2.6 million.

During the three-month period ended August 31, 2003, the Company generated $9,035 of cash from operations primarily due to a reduction in inventory and equipment on or available for short-term lease, partially offset by an increase in accounts receivable as a result of strong sales during the month of August, 2003.

During the three-month period ended August 31, 2003, the Company’s investing activities used $1,726 of cash principally reflecting capital expenditures of $1,786.

During the three-month period ended August 31, 2003, the Company’s financing activities used $4,566 of cash reflecting the $17,000 paydown of the Merrill Lynch secured credit facility and other reductions in borrowings of $673, as well as the payment of financing costs of $852.  Cash proceeds from the Company’s financing activities include the $11,000 financing secured by a mortgage on its Wood Dale, Illinois facility, and additional proceeds from borrowings of $2,959.

On October 9, 2002, the Company’s Board of Directors voted to suspend the quarterly common stock dividend.  This action is consistent with other actions taken by the Company to lower costs and preserve cash.

A summary of long-term debt, bank borrowings, non-cancelable operating lease commitments for aviation equipment and accounts receivable securitization as of August 31, 2003 is as follows:

	Payments Due by Period
	Total	8/31/04	8/31/05	8/31/06	8/31/07	8/31/08	After 8/31/08
On Balance Sheet:
Debt	$210,918	$36,183	$7,725	$14,308	$6,475	$89,252	$56,975

Non-recourse Debt	32,322	32,322	—	—	—	—	—

Bank Borrowings	9,885	2,885	—	7,000	—	—	—

Off Balance Sheet:
Aviation Equipment Operating Leases	35,834	10,750	9,321	15,763	—	—	—

Accounts Receivable Securitization Program	30,700	30,700	—	—	—	—	—

Notes:

(1)       The secured revolving credit facility expires May 28, 2006, and therefore the outstanding balance of $7,000 at August 31, 2003 has been reported as a payment due by 8/31/06 on the Bank Borrowings line.

(2)       The term of the accounts receivable securitization program with LaSalle is one year and therefore has been reported as a payment due by 8/31/04.  The Company expects to extend this program subject to approval by LaSalle.

(3)       The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business.  These instruments are typically issued in conjunction with insurance contracts or other business requirements.  The total of these instruments outstanding at August 31, 2003 was approximately $10,302.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information available to the Company as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under this Item 2 entitled “Factors Which May Affect Future Results”.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company’s control.  The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I, ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk includes fluctuating interest rates under its bank credit agreements and foreign exchange rates.  During the three-month periods ended August 31, 2003 and 2002, the Company did not utilize derivative financial instruments to offset these risks.

At August 31, 2003, $26,028 was available and $7,000 outstanding to the Company under its secured revolving credit facility with Merrill Lynch Capital.  Interest on amounts borrowed under this credit facility is LIBOR based.  A hypothetical 10 percent increase to the average interest rate under this credit facility applied to the average outstanding balance during the three-month period ended August 31, 2003 would not have had a material impact on the financial position or results of operations of the Company.

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

PART I, ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the chief executive officer and chief financial officer of the Company evaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures effectively ensure that the information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

AAR CORP. and Subsidiaries
August 31, 2003

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings

AAR Manufacturing, Inc., a subsidiary of the Company (“subsidiary”) received an Administrative Order for Response Activity (“Order”) dated August 7, 2003, from the Michigan Department of Environmental Quality (“MDEQ”) relating to environmental conditions at and in the vicinity of the subsidiary’s Cadillac, Michigan plant.  The Order requires the subsidiary to perform environmental investigatory work, prepare a feasibility study and a remedial action plan, and perform interim response actions.  The interim response actions include continuation of the response activities the subsidiary is performing under a 1985 Consent Decree, operation of a soil vapor extraction system the subsidiary had previously installed and operated, determination of the need to provide alternate water supplies to off-site properties (and if it is so determined then to actually provide it), removal of any free phase liquids encountered in the ground, providing notices of groundwater contamination migration to off-site property owners, and other actions determined by the MDEQ or the subsidiary to be appropriate.  A letter dated June 14, 2002 from the MDEQ further demands payment of environmental response costs already incurred by the MDEQ in the amount of $525,000 plus interest plus unspecified costs to be incurred in the future by the MDEQ.  The Order and the letter which accompanies the Order threaten the imposition of civil fines up to $25,000 for each day of violation of the Order plus exemplary damages up to three times the costs incurred by the MDEQ if the subsidiary does not comply with the Order.  The Order may require the implementation of the remedial action plan although it is not clear on that point.  The Order requires the implementation of emergency response action if a release of hazardous substances, threat of a release, or exacerbation of existing contamination occurs during the pendency of the Order.

The subsidiary advised the MDEQ that it will perform the requirements of the Order to the extent those requirements apply to the allegation by the MDEQ that a release of hazardous substances occurred after the execution of the 1985 Consent Decree.  The subsidiary declined to perform work which the Order requires which the subsidiary believes is based on claims resolved in the 1985 Consent Decree.  The MDEQ responded to the subsidiary by saying that the MDEQ “will be taking appropriate action to protect public health, safety and welfare and the environment, and gain AAR’s compliance with Part 201.

The subsidiary expects to initially spend approximately $200,000 in performing environmental investigations under the Order.  The subsidiary may conduct work under the Order in addition to the work to be performed as noted in the preceding sentence, but it is not possible at this stage to determine what the costs would be for that additional work.  The subsidiary has received some funds from an insurance carrier to reimburse it for work done by the subsidiary under the 1985 Consent Decree.   The subsidiary sought further coverage for the matters in the June 14, 2002 MDEQ letter and the Order.  The insurance carrier denied coverage and refused to provide a defense on the basis that the work being performed is with respect to an alleged release that occurred after the execution of the 1985 Consent Decree.  The subsidiary is evaluating the option of bringing suit against the insurance carrier for provision of a defense and for coverage.  The subsidiary, prior to the issuance of the Order, sought a Court order to enforce the 1985 Consent Decree, but that relief was denied by the Court, primarily on the basis that the action was premature since the State was not pursuing an enforcement action at the time.  The subsidiary sought leave to appeal that decision to the Michigan Court of Appeals but leave was denied.

Item 6.                   Exhibits and Reports on Form 8-K

1)              Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

2)              Reports on Form 8-K for Quarter ended August 31, 2003

On July 3, 2003, AAR CORP. filed a current report on Form 8-K reporting that it had issued a press release announcing financial results for the fourth fiscal quarter and the fiscal year ended May 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	October 13, 2003	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

10.	Material Contracts	10.6	Amendment No. 5 effective July 1, 2003 to the AAR CORP. Supplemental Key Employee Retirement Plan (filed herewith).

		10.12	Amendment No. 3 effective July 1, 2003 to the AAR CORP. Nonemployee Directors’ Deferred Compensation Plan (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated October 13, 2003 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated October 13, 2003 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated October 13, 2003 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

	.	32.2	Section 906 Certification dated October 13, 2003 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).