Form 10-Q
period 2003-11-30
AAR CORP
filed 2004-01-14
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2003

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

As of December 31, 2003, there were 32,046,273 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2003

PART I, ITEM 1 – FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2003 and May 31, 2003

(In thousands)

	November 30, 2003	May 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$39,198	$29,154
Accounts receivable, less allowances of $7,696 and $8,663, respectively	66,769	66,322
Inventories	200,373	219,894
Equipment on or available for short-term lease	35,938	40,060
Deposits, prepaids and other	14,345	13,692
Deferred tax assets	27,142	27,290
Total current assets	383,765	396,412

Property, plant and equipment, net	83,836	94,029

Other assets:
Investments in leveraged leases	9,386	27,394
Goodwill, net	45,975	45,951
Equipment on long-term lease	86,029	72,732
Other	57,187	50,103
	198,577	196,180
	$666,178	$686,621

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2003 and May 31, 2003

(In thousands except per share amounts)

	November 30, 2003	May 31, 2003
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,940	$24,000
Current maturities of long-term debt	6,374	24,000
Non-recourse debt	32,141	32,527
Notes payable	8,529	11,729
Accounts payable	54,251	51,485
Accrued liabilities	64,064	59,834
Accrued taxes on income	—	—
Total current liabilities	171,299	203,575

Long-term debt, less current maturities	167,499	164,658
Deferred tax liabilities	22,472	22,601
Retirement benefit obligation	799	799
Deferred income and other	9,288	—
	200,058	188,058

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 33,742 and 33,543 shares, respectively	33,742	33,543
Capital surplus	165,823	164,651
Retained earnings	142,192	143,272
Treasury stock, 1,697 and 1,692 shares at cost, respectively	(26,839)	(26,798)
Unearned restricted stock awards	(1,698)	(514)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	(2,477)	(3,244)
Minimum pension liability	(15,922)	(15,922)
	294,821	294,988
	$666,178	$686,621

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended November 30, 2003 and 2002

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Sales:
Sales from products and leasing	$133,918	$131,389	$264,956	$261,984
Sales from services	25,601	21,662	46,677	42,232
	159,519	153,051	311,633	304,216

Costs and operating expenses:
Cost of products and leasing	113,161	112,084	226,164	226,687
Cost of services	21,228	18,037	39,223	36,834
Selling, general and administrative and other	19,502	19,443	39,150	40,224
	153,891	149,564	304,537	303,745

Operating income	5,628	3,487	7,096	471

Interest expense	(4,761)	(4,883)	(9,674)	(9,750)
Interest income	541	377	916	753

Income (loss) before provision for income taxes	1,408	(1,019)	(1,662)	(8,526)

Provision (benefit) for income taxes	492	(356)	(582)	(2,984)

Net income (loss)	$916	$(663)	$(1,080)	$(5,542)

Income (loss) per share of common stock - basic	$0.03	$(0.02)	$(0.03)	$(0.17)
Income (loss) per share of common stock - diluted	$0.03	$(0.02)	$(0.03)	$(0.17)

Weighted average common shares outstanding - basic	31,979	31,844	31,915	31,855
Weighted average common shares outstanding - diluted	32,263	31,844	31,915	31,855

Dividends paid and declared per share of common stock	$—	$—	$—	$0.025

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2003 and 2002

(Unaudited)

(In thousands)

	Six Months Ended November 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,080)	$(5,542)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	13,167	14,142
Deferred taxes	19	(2,361)
Changes in certain assets and liabilities:
Accounts and trade notes receivable	(3,489)	1,064
Inventories	19,692	1,780
Equipment on or available for short-term lease	4,270	1,424
Equipment on long-term lease	480	405
Accounts and trade notes payable	2,732	10,759
Accrued liabilities and taxes on income	(95)	(14,793)
Other, primarily prepaids	(1,522)	2,261
Net cash provided from operating activities	34,174	9,139

Cash flows from investing activities:
Property, plant and equipment expenditures	(4,382)	(4,883)
Proceeds from disposal of assets	27	59
Proceeds from sale of facilities, net	16,922	2,969
Investment in leveraged leases	400	837
Other	(906)	(57)
Net cash provided from (used in) investing activities	12,061	(1,075)

Cash flows from financing activities:
Proceeds from borrowings	13,959	—
Reduction in borrowings	(49,385)	(2,517)
Financing costs	(827)	—
Cash dividends	—	(796)
Other	—	9
Net cash used in financing activities	(36,253)	(3,304)
Effect of exchange rate changes on cash	62	28

Increase in cash and cash equivalents	10,044	4,788
Cash and cash equivalents, beginning of period	29,154	34,522
Cash and cash equivalents, end of period	$39,198	$39,310

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2003 and 2002

(Unaudited)

(In thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net income (loss)	$916	$(663)	$(1,080)	$(5,542)

Other comprehensive income - Foreign currency translation	3,357	313	767	2,271

Total comprehensive income (loss)	$4,273	$(350)	$(313)	$(3,271)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2003

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

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2003 and the condensed consolidated results of operations and comprehensive income for the three- and six-month periods ended November 30, 2003 and 2002, and the condensed consolidated cash flows for the six-month periods ended November 30, 2003 and 2002.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B – Stock-Based Employee Compensation Plans

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost related to the Company’s stock option plans is reflected in net income, as each option granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Accounting Financial Standards (“SFAS”) No. 123 to the Company’s stock option plans (in thousands, except per share amounts).

		Three Months Ended November 30,		Six Months Ended November 30,
		2003	2002	2003	2002
Net income (loss) as reported		$916	$(663)	$(1,080)	$(5,542)
Add: Stock-based compensation expense included in net income (loss) as reported, net of tax		87	20	122	65
Deduct: Total compensation expense determined under fair value method for all awards, net of tax		(676)	(674)	(1,394)	(1,373)
Pro forma net income (loss)		$327	$(1,317)	$(2,352)	$(6,850)
Income (loss) per share – basic:	As reported	$0.03	$(0.02)	$(0.03)	$(0.17)
	Pro forma	$0.01	$(0.04)	$(0.07)	$(0.22)
Income (loss) per share – diluted:	As reported	$0.03	$(0.02)	$(0.03)	$(0.17)
	Pro forma	$0.01	$(0.04)	$(0.07)	$(0.22)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the first six months of 2003 and 2002:

	Six Months Ended November 30,
	2003	2002
Risk-free interest rate	3.1%	2.5%
Expected volatility of common stock	66.9%	64.0%
Dividend yield	0.0%	1.6%
Expected option term in years	4.0	4.0

Note C – New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 have not had an effect on the consolidated financial statements because the Company has not issued financial instruments with characteristics of both liabilities and equity.

Note D – Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer.  The Company’s standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Service revenues and the related cost of services are generally recognized when customer-owned material is shipped back to the customer.  The Company has adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as the Company’s service agreements generally do not require it to provide services at customer sites.  Furthermore, the serviced units are typically shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain long-term manufacturing contracts and for certain large airframe maintenance contracts are recognized by the percentage of completion method, based on the relationship of costs incurred to date to estimated total costs under the respective contracts.  Lease revenues are recognized as earned.  Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement.  However, for leases that provide variable rents, the Company recognizes lease income on a straight-line basis.  In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month.  Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported by the lessee to the Company, which is normally the month following the actual usage.

Note E – Impairment Charges

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

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by the Company are as follows:

	November 30, 2003	May 31, 2003	November 30, 2001
Net impaired inventory and engines	$52,700	$56,240	$89,600

Proceeds from sales of impaired inventory and engines for the six-month period ended November 30, 2003 and the twelve-month period ended May 31, 2003 were $4,100 and $12,100, respectively.

Note F – Inventory

	November 30, 2003	May 31, 2003
The summary of inventories is as follows:
Raw materials and parts	$47,294	$45,702
Work-in-process	18,929	22,604
Purchased aircraft, parts, engines and components held for sale	134,150	151,588
	$200,373	$219,894

Note G – Investment in Joint Ventures

The following table provides summarized joint venture financial information at November 30, 2003 and May 31, 2003.

	November 30, 2003	May 31, 2003
Total assets	$37,338	$39,244
Total non-recourse debt	34,485	36,028
Net assets of joint venture	$2,853	$3,216
AAR CORP.’s 50% equity interest in joint venture	$1,427	$1,608

The aircraft in the joint venture is currently on lease scheduled to expire in April 2004.  The joint venture partners are currently seeking a new lessee for the aircraft, and although lease rates for this type of aircraft have improved, the Company expects the new monthly lease rate to be less than the current monthly lease rate.  If the joint venture partners are unsuccessful in re-leasing the aircraft, the joint venture will return the aircraft to the lender and the Company will write-off its investment in the joint venture.

Note H – Supplemental Cash Flows Information

	Six Months Ended November 30,
	2003	2002
Interest paid	$8,263	$8,814
Income taxes paid	347	3,087
Income tax refunds received	911	325

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Basic:
Net income (loss)	$916	$(663)	$(1,080)	$(5,542)
Weighted average common shares outstanding	31,979	31,844	31,915	31,855
Income (loss) per share of common stock – basic	$0.03	$(0.02)	$(0.03)	$(0.17)

Diluted:
Net income (loss)	$916	$(663)	$(1,080)	$(5,542)
Weighted average common shares outstanding	31,979	31,844	31,915	31,855
Additional shares due to hypothetical exercise of stock options	284	—	—	—
Weighted average common shares outstanding – diluted	32,263	31,844	31,915	31,855
Income (loss) per share of common stock – diluted	$0.03	$(0.02)	$(0.03)	$(0.17)

For the six-month periods ending November 30, 2003 and 2002, respectively, stock options to purchase 5,650 and 4,759 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares.

Common stock equivalents representing options to purchase 89 and 2 shares for the six-month periods ending November 30, 2003 and 2002, respectively, were not included in the computations of diluted earnings per share because to do so would have been antidilutive due to the net loss during the respective periods.

Note J – Mortgage Financing

On July 1, 2003, the Company completed an $11,000 financing secured by a mortgage on its Wood Dale, Illinois facility.  The term of the financing is five years utilizing a fifteen-year amortization with a LIBOR-based interest rate of no less than 6.25%.  The amount outstanding under this agreement was $10,858 at November 30, 2003.

Note K – Sale-Leaseback

On October 3, 2003, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back a facility located in Garden City, New York.  The lease is classified as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”.  Net proceeds from the sale of the facility were $13,991 and the cost and related accumulated depreciation of the facility of $9,472 and $4,595, respectively, have been removed from the balance sheet.  The gain realized of $9,114 on the sale has been deferred and is being amortized over the 20-year lease term in accordance with SFAS No. 13.  The deferred gain is included in the caption “Deferred income and other” on the Condensed Consolidated Balance Sheet.

Note L – Aviation Equipment Operating Leases

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

In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed the fair value of such equipment, the Company records an accrual for loss.  The scheduled purchase option values amounted to $32,763 at November 30, 2003 and $33,783 at May 31, 2003.

Note M – Segment Reporting

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Sales:
Inventory and Logistic Services	$69,257	$65,198	$130,994	$126,497
Maintenance, Repair and Overhaul	53,000	52,388	106,425	99,314
Manufacturing	31,796	29,316	56,966	57,303
Aircraft and Engine Sales and Leasing	5,466	6,149	17,248	21,102
	$159,519	$153,051	$311,633	$304,216

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Gross profit:
Inventory and Logistic Services	$11,693	$9,126	$20,155	$16,767
Maintenance, Repair and Overhaul	6,742	7,471	12,642	13,074
Manufacturing	5,847	5,058	9,615	8,146
Aircraft and Engine Sales and Leasing	848	1,275	3,834	2,708
	$25,130	$22,930	$46,246	$40,695

PART 1, ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries

Results of Operations

(In thousands)

Factors Which May Affect Future Results

The Company’s future operating results and financial position may be adversely affected or fluctuate substantially on a quarterly basis as a result of continuing difficulties in the commercial aviation environment, a relatively weak worldwide economic climate and other factors, including:  (1) a decline in demand for the Company’s products and services and the ability of the Company’s customers to meet their financial obligations to the Company, particularly in light of the weakened financial condition of many of the world’s commercial airlines; (2) the potential risk for declining market values for aviation products and equipment caused by various factors, including airline bankruptcies and other factors within the airline industry; (3) difficulties in re-leasing or selling aircraft and engines that are currently being leased on a long- or short-term basis; (4) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were 28.1% of total sales in fiscal 2003), will continue at levels previously experienced, since such sales are subject to competitive bidding and government funding; (5) access to the debt and equity capital markets and the ability to draw down under financing agreements, which may be limited in light of industry conditions and Company performance; (6) changes in or noncompliance with laws and regulations that may affect certain of the Company’s aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (7) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than the Company; (8) exposure to product liability and property claims that may be in excess of the Company’s substantial liability insurance coverage; (9) difficulties in being able to successfully integrate business acquisitions; and (10) the outcome of any pending or future material litigation or environmental proceedings.

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

Results of Operations – Three- and Six-Month Periods Ended November 30, 2003

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

The table below sets forth consolidated sales for the Company’s four business segments for the three- and six-month periods ended November 30, 2003 and 2002.

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Sales:
Inventory and Logistic Services	$69,257	$65,198	$130,994	$126,497
Maintenance, Repair and Overhaul	53,000	52,388	106,425	99,314
Manufacturing	31,796	29,316	56,966	57,303
Aircraft and Engine Sales and Leasing	5,466	6,149	17,248	21,102
	$159,519	$153,051	$311,633	$304,216

Three-Month Period Ended November 30, 2003

(as compared with the same period of the prior year)

Consolidated sales for the second quarter ended November 30, 2003 increased $6,468 or 4.2% over the same period in the prior year.  The sales increase is primarily concentrated in two reporting segments as the Company experienced increased demand for logistics support services from government customers and higher sales to airline customers in the Inventory and Logistic Services segment and continued strong demand for manufactured products that support the U.S. Military’s tactical deployment requirements in the Company’s Manufacturing segment.  Total sales to the U.S. and foreign governments and their contractors for the three-month period ended November 30, 2003 were $57,345, an increase of 21.8% compared to the prior year and represents 35.9% of consolidated sales for the three-month period ended November 30, 2003.

In the Inventory and Logistic Services segment, sales increased $4,059 or 6.2% compared to the prior year period.  The increase in sales is primarily attributable to continued strong demand for logistics support services from government customers and higher sales of engine parts supporting the Company’s airline customers.  During the second quarter the Company experienced lower new parts distribution sales to its general aviation customers.

Sales in the Maintenance, Repair and Overhaul segment increased $612 or 1.2% compared to prior year driven primarily by increased sales at the Company’s airframe maintenance facility.  The Company experienced lower sales at certain of its component repair facilities due to weak demand for these services.

In the Manufacturing segment, sales increased $2,480 or 8.5% compared to the prior year period principally due to continued strong demand for manufactured products that support the U.S. Military’s tactical deployment requirements and higher sales of cargo systems due to new contract awards.  During the second quarter of this fiscal year, the Company experienced lower sales of its non-aviation composite structure products.

In the Aircraft and Engine Sales and Leasing segment, sales decreased $683 or 11.1% compared to the prior year period primarily due to lower lease revenues of aircraft and engines.

Consolidated gross profit increased $2,200 or 9.6% over the prior year period primarily due to increased sales and an increase in the gross profit margin to 15.8% compared to 15.0% in the prior year. The gross margin percentage increased in the Inventory and Logistic Services and Manufacturing segments primarily due to the mix of products and services sold and increased volume.

Operating income improved by $2,141 or 61.4% over the prior year period as a result of increased gross profit.   The Company’s selling, general and administrative costs were essentially flat compared with the prior year.  Selling, general and administrative and other costs for the three-month period ended November 30, 2003 includes a provision for a customer allowance of $1,335, as well as an $836 gain recorded from the sale of a facility in Holtsville, New York.  Interest expense decreased $122 or 2.5% and interest income increased $164 or 43.5%, primarily as a result of an increase in average cash invested during the three-month period ended November 30, 2003 compared with the prior year period.

The Company reported consolidated net income of $916 compared to a consolidated net loss of $663 in the prior year as a result of the factors discussed above.

Six-Month Period Ended November 30, 2003

(as compared with the same period of the prior year)

Consolidated sales for the six-month period ended November 30, 2003 increased $7,417 or 2.4% over the same period in the prior year.

In the Inventory and Logistic Services segment, sales increased $4,497 or 3.6% compared to the prior year period.  The increase in sales is principally attributable to increased demand for engine parts and higher sales to the U.S. Military for spares and logistics support.  Offsetting these increases were reductions in airframe part sales and lower sales to general aviation customers in the Company’s distribution unit.

Sales in the Maintenance, Repair and Overhaul segment increased $7,111 or 7.2% compared to the same period in the prior year primarily due to higher sales of aircraft maintenance services and industrial turbine engine overhaul and parts supply services, partially offset by lower demand for landing gear overhaul services.

In the Manufacturing segment, sales decreased $337 or 0.6% compared to the prior year period principally due to lower sales of the Company’s non-aviation composite structure products and cargo loading systems.  During the six-month period ended November 30, 2003, the Company experienced increased sales as a result of continued strong demand for its manufactured products supporting the U.S. Military’s tactical deployment activities.

In the Aircraft and Engine Sales and Leasing segment, sales decreased $3,854 or 18.3% as a result of lower engine sales partially offset by increased aircraft sales as a result of a narrow body aircraft sale during the period ended August 31, 2003.

Total sales to the U.S. and foreign governments and their contractors for the six-month period ended November 30, 2003 were $108,125, an increase of 21.5% compared to the prior year and represents 34.7% of consolidated sales for the six-month period ended November 30, 2003.

Consolidated gross profit increased $5,551 or 13.6% over the prior year period primarily due to increased sales and an increase in the gross profit margin to 14.8% compared to 13.4% in the prior year. The gross margin percentage increased in the Inventory and Logistic Services and Manufacturing segments primarily due to the mix of products and services sold and increased volume.

Operating income improved by $6,625 from the prior year period as a result of increased gross profit and lower selling, general and administrative expenses.  The Company reduced its selling, general and administrative costs by $1,074 or 2.7% compared to the same period in the prior year primarily as a result of reduced discretionary spending.  Selling, general and administrative and other costs for the six-month period ended November 30, 2003 includes a provision for a customer allowance of $1,335, as well as an $836 gain recorded from the sale of a facility in Holtsville, New York.  Interest expense decreased $76 or 0.8%; interest income increased $163 or 21.6%, primarily as a result of an increase in average cash invested during the six-month period ended November 30, 2003 compared with the prior year period.

The Company reported consolidated net loss of $1,080 compared to a consolidated net loss of $5,542 in the prior year as a result of the factors discussed above.

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

At November 30, 2003, the Company’s liquidity and capital resources included cash of $39,198 and working capital of $212,466.  As of November 30, 2003, $6,350 of cash was restricted to support letters of credit.  At November 30, 2003, the Company had $35,000 available under its accounts receivable securitization program, all of which was outstanding.  The amount available under this agreement is based on a formula of qualifying accounts receivable. At November 30, 2003, the Company had $26,482 available under its secured revolving credit facility, of which $4,000 was outstanding.  The amount available under the revolving credit facility is also based on a formula of qualifying assets.

At November 30, 2003, the Company’s ratio of long-term debt to capitalization was 36.2%; up slightly from 35.8% at May 31, 2003, and at November 30, 2003 the Company’s ratio of total debt to capitalization was 42.8% compared to 46.6% at May 31, 2003.  The increase in the long-term debt to capitalization ratio compared to May 31, 2003 is primarily attributable to the Company’s $11,000 financing secured by a mortgage on its Wood Dale, Illinois facility. The mortgage financing was completed on July 1, 2003.  The decrease in the total debt to capitalization ratio compared to May 31, 2003 is principally due to the payment of $22,600 to retire the Company’s 7¼% Notes that matured on October 15, 2003.  The Company also has a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

On October 3, 2003, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back a facility in Garden City, New York.  Net proceeds from the sale were $13,991 and were used in part to reduce the Company’s outstanding borrowings (See Note K).

On October 15, 2003, the Company’s 7¼% Notes matured and were retired utilizing proceeds from the sale-leaseback transaction and cash on hand.  The outstanding balance of the Notes at the time of maturity was $22,600.

The Company continues to evaluate a number of financing alternatives that would allow the Company to improve its liquidity position and to finance future growth on commercially reasonable terms.  The Company’s ability to obtain additional financing is dependent upon a number of factors, including the geopolitical environment, general economic conditions, airline industry conditions, the operating performance of the Company and market conditions in the public and private debt and equity markets.

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

In January 2004, the Company’s non-recourse notes of $32,141 mature and therefore have been classified as current on the November 30, 2003 Condensed Consolidated Balance Sheet.  The Company and the lender have signed a letter of intent to extend the maturity date of the non-recourse notes to August 2005.  As of November 30, 2003, the Company's equity investment in this aircraft was $2,537.

During the six-month period ended November 30, 2003, the Company generated $34,174 of cash from operations primarily due to a reduction in working capital and $13,167 of non-cash depreciation and amortization.  The improvement in working capital is principally attributable to a decrease in inventories of $19,692 and equipment on short-term lease of $4,270.

During the six-month period ended November 30, 2003, cash provided from investing activities was $12,061 consisting primarily of proceeds from the sale and leaseback of its Garden City, New York facility in the amount of $13,991 and proceeds from the sale of its Holtsville, New York facility in the amount of $2,931, partially offset by capital expenditures of $4,382.

During the six-month period ended November 30, 2003, the Company’s financing activities used $36,253 of cash reflecting the payment of $22,600 to retire the Company’s 7¼% Notes which matured on October, 15, 2003, the $20,000 paydown of the Merrill Lynch secured credit facility and reductions in other borrowings of $6,785.  Cash proceeds from financing activities include the $11,000 financing secured by a mortgage on the Wood Dale, Illinois facility, and additional proceeds from borrowings of $2,959.

A summary of long-term debt, bank borrowings, non-cancelable operating lease commitments for aviation equipment and accounts receivable securitization as of November 30, 2003 is as follows:

	Payments Due by Period
	Total	11/30/04	11/30/05	11/30/06	11/30/07	11/30/08	After 11/30/08
On Balance Sheet:
Debt	$182,402	$14,899	$15,238	$6,446	$852	$88,014	$56,953

Non-recourse Debt	32,141	32,141	—	—	—	—	—

Bank Borrowings	5,940	1,940	—	4,000	—	—	—

Off Balance Sheet:
Aviation Equipment Operating Leases	32,763	9,521	8,323	14,919	—	—	—

Accounts Receivable Securitization Program	35,000	35,000	—	—	—	—	—

Notes:

(1)          The secured revolving credit facility expires May 28, 2006, and therefore the outstanding balance of $4,000 at November 30, 2003 has been reported as a payment due by 11/30/06 on the Bank Borrowings line.

(2)          The term of the accounts receivable securitization program with LaSalle is one year and therefore has been reported as a payment due by 11/30/04.  The Company expects to extend this program subject to approval by LaSalle.

(3)          The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business.  These instruments are typically issued in conjunction with insurance contracts or other business requirements.  The total of these instruments outstanding at November 30, 2003 was approximately $10,234.

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

PART I, ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk includes fluctuating interest rates under its bank credit agreements and foreign exchange rates.  During the six-month periods ended November 30, 2003 and 2002, the Company did not utilize derivative financial instruments to offset these risks.

At November 30, 2003, $26,482 was available to the Company and $4,000 was outstanding under the secured revolving credit facility with Merrill Lynch Capital.  Interest on amounts borrowed under this credit facility is LIBOR based.  A hypothetical 10 percent increase to the average interest rate under this credit facility applied to the average outstanding balance during the six-month period ended November 30, 2003 would not have had a material impact on the financial position or results of operations of the Company.

Revenues and expenses of the Company’s foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).  A hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have had a material impact on the financial position or results of operations of the Company.

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

AAR CORP. and Subsidiaries

November 30, 2003

PART II – OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on October 8, 2003.  The following item was acted upon at the meeting.

1)              Election of three Class I directors to serve until the 2006 Annual Meeting of Stockholders.  Three directors were nominated and elected by the stockholders by the requisite vote.

Directors Nominated and Elected at the Meeting

	Votes For	Votes Withheld
James G. Brocksmith, Jr.	25,675,760	3,595,958
Joel D. Spungin	25,678,652	3,593,066
David P. Storch	25,677,757	3,593,961

Continuing Directors

A. Robert Abboud
Ira A. Eichner
Ronald R. Fogleman
James E. Goodwin
Marc J. Walfish

Item 6.             Exhibits and Reports on Form 8-K

1)              Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

2)              Reports on Form 8-K for Quarter ended November 30, 2003

On September 17, 2003, AAR CORP. filed a current report on Form 8-K reporting under Item 12 that it had issued a press release announcing financial results for the first fiscal quarter ended August 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	January 14, 2004	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

10.	Material Contracts	10.16	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC (filed herewith).

		10.17

Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC (filed herewith).

31.	Rule 13a- 14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated January 14, 2004 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated January 14, 2004 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated January 14, 2004 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated January 14, 2004 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).