Form 10-Q
period 2004-02-29
AAR CORP
filed 2004-04-08
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004

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

As of March 31, 2004, there were 32,245,128 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 29, 2004

PART I, ITEM 1 – FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of February 29, 2004 and May 31, 2003
(In thousands)

	February 29, 2004	May 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$48,885	$29,154
Accounts receivable, less allowances of $7,491 and $8,663, respectively	110,376	66,322
Inventories	197,898	219,894
Equipment on or available for short-term lease	38,202	40,060
Deposits, prepaids and other	15,466	13,692
Deferred tax assets	26,923	27,290
Total current assets	437,750	396,412

Property, plant and equipment, net	83,188	94,029

Other assets:
Investments in leveraged leases	9,463	27,394
Goodwill, net	46,007	45,951
Equipment on long-term lease	84,691	72,732
Other	60,130	50,103
	200,291	196,180
	$721,229	$686,621

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

	February 29, 2004	May 31, 2003
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,153	$24,000
Current maturities of long-term debt	5,707	35,729
Current maturities of non-recourse long-term debt	726	32,527
Accounts payable	60,159	51,485
Accrued liabilities	64,232	59,834
Accrued taxes on income	—	—
Total current liabilities	131,977	203,575

Long-term debt, less current maturities	229,598	164,658
Non-recourse debt	31,406	—
Deferred tax liabilities	21,458	22,601
Retirement benefit obligation	799	799
Deferred income and other	9,557	—
	292,818	188,058

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 34,516 and 33,543 shares, respectively	34,516	33,543
Capital surplus	172,597	164,651
Retained earnings	144,204	143,272
Treasury stock, 2,271 and 1,692 shares at cost, respectively	(35,910)	(26,798)
Unearned restricted stock awards	(1,542)	(514)
Accumulated other comprehensive income (loss) -
Cumulative translation adjustments	(1,509)	(3,244)
Minimum pension liability	(15,922)	(15,922)
	296,434	294,988
	$721,229	$686,621

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 29, 2004 and February 28, 2003

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2004	2003	2004	2003
Sales:
Sales from products and leasing	$137,807	$134,384	$402,763	$396,368
Sales from services	23,344	22,608	70,021	64,840
	161,151	156,992	472,784	461,208

Costs and operating expenses:
Cost of products and leasing	114,190	114,093	340,354	340,780
Cost of services	20,388	18,374	59,611	55,208
Selling, general and administrative and other	20,772	19,016	59,922	59,240
	155,350	151,483	459,887	455,228

Operating income	5,801	5,509	12,897	5,980

Interest expense	(4,720)	(4,803)	(14,394)	(14,553)
Interest income	284	296	1,200	1,049

Income (loss) before provision for income taxes	1,365	1,002	(297)	(7,524)

Provision (benefit) for income taxes	(647)	351	(1,229)	(2,633)

Net income (loss)	$2,012	$651	$932	$(4,891)

Earnings (loss) per share of common stock - basic	$0.06	$0.02	$0.03	$(0.15)
Earnings (loss) per share of common stock - diluted	$0.06	$0.02	$0.03	$(0.15)

Weighted average common shares outstanding - basic	32,168	31,846	31,999	31,852
Weighted average common shares outstanding - diluted	32,732	31,849	32,246	31,852

Dividends paid and declared per share of common stock	$—	$—	$—	$0.025

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 29, 2004 and February 28, 2003

(Unaudited)

(In thousands)

	Nine Months Ended February 29/28,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$932	$(4,891)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	19,821	20,670
Deferred taxes	(776)	(2,123)
Changes in certain assets and liabilities:
Accounts and trade notes receivable	(46,276)	(4,275)
Inventories	22,534	8,293
Equipment on or available for short-term lease	1,747	1,031
Equipment on long-term lease	663	582
Accounts and trade notes payable	8,312	9,886
Accrued liabilities and taxes on income	(1,745)	(18,381)
Other, primarily prepaids	(3,815)	1,096
Net cash provided from operating activities	1,397	11,888

Cash flows from investing activities:
Property, plant and equipment expenditures	(7,474)	(7,917)
Proceeds from disposal of assets	43	113
Proceeds from sale of facilities, net	16,922	2,969
Investment in leveraged leases	323	1,263
Other	(1,011)	(263)
Net cash provided from (used in) investing activities	8,803	(3,835)

Cash flows from financing activities:
Proceeds from borrowings	88,959	—
Reduction in debt	(76,239)	(6,406)
Financing costs	(3,217)	—
Cash dividends	—	(796)
Other	—	89
Net cash provided from (used in) financing activities	9,503	(7,113)
Effect of exchange rate changes on cash	28	110
Increase in cash and cash equivalents	19,731	1,050
Cash and cash equivalents, beginning of period	29,154	34,522
Cash and cash equivalents, end of period	$48,885	$35,572

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 29, 2004 and February 28, 2003

(Unaudited)

(In thousands)

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2004	2003	2004	2003
Net income (loss)	$2,012	$651	$932	$(4,891)

Other comprehensive income -
Foreign currency translation adjustments	968	2,102	1,735	4,373
Total comprehensive income (loss)	$2,980	$2,753	$2,667	$(518)

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2004

(Unaudited)

(In thousands)

Note A – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of AAR CORP. and its subsidiaries (the “Company”) after elimination of intercompany accounts and transactions.

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

In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 29, 2004 and the condensed consolidated results of operations and comprehensive income for the three- and nine-month periods ended February 29/28, 2004 and 2003, and the condensed consolidated cash flows for the nine-month periods ended February 29/28, 2004 and 2003.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B – Subsequent Event

The Company received an unexpected, unfavorable court ruling on April 5, 2004, dated April 2, 2004, pertaining to a counterclaim for damages filed by the Company for a breach of contract by a lessee of one of its aircraft engines in August 2001.  While the court ruled in favor of the Company as to the lessee’s breach of contract, the Company’s counterclaim for damages was largely rejected.  The Court’s ruling, upon becoming final, will require the Company to return funds the Company had drawn on a letter of credit posted by the lessee, plus interest.  The Company is reviewing the Court’s action and intends to vigorously pursue avenues of appeal that it believes are available.

In accordance with generally accepted accounting principles, the Company is including the effects of the Court’s ruling in its fiscal 2004 third quarter financial statements.  This is a Type 1 subsequent event since it occurred after the end of the third quarter but prior to the filing of the Company’s third quarter Form 10-Q.  Although the Company had reserved for this matter, management’s estimate of the additional financial exposure from this litigation exceeds the reserve.  As a result, the Company recorded a $1,600 pre-tax expense in its third quarter.  This expense changes the Company’s previously announced third quarter results.  Accordingly, net income and earnings per share for the third quarter 2004 have been revised from $3,049 or $0.09 per share to $2,012 or $0.06 per share, respectively.

Note C – Stock-Based Employee Compensation Plans

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to

Employees,” and related interpretations.  No stock-based employee compensation cost related to the Company’s stock option plans is reflected in the consolidated statement of operations, as each option granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company also provides for the grant of restricted stock awards.  Restrictions are released at the end of applicable restriction periods.  The number of shares and the restricted period, which varies from three to ten years, are determined by the Compensation Committee of the Board of Directors.  At the date of grant, the market value of the award (based on the New York Stock Exchange common stock closing price) is recorded in common stock and capital surplus; an offsetting amount is recorded as a component of stockholders’ equity in unearned restricted stock awards.  Compensation expense is included in results of operations over the vesting period.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Accounting Financial Standards (“SFAS”) No. 123 to the Company’s stock option plans (in thousands, except per share amounts).

		Three Months Ended February 29/28,		Nine Months Ended February 29/28,
		2004	2003	2004	2003
Net income (loss) as reported		$2,012	$651	$932	$(4,891)
Add: Stock-based compensation expense included in net income (loss) as reported, net of tax		101	27	223	91
Deduct: Total compensation expense determined under fair value method for all awards, net of tax		(745)	(680)	(2,246)	(2,053)
Pro forma net income (loss)		$1,368	$(2)	$(1,091)	$(6,853)

Earnings (loss) per share – basic:	As reported	$0.06	$0.02	$0.03	$(0.15)
	Pro forma	$0.04	$0.00	$(0.03)	$(0.22)

Earnings (loss) per share – diluted:	As reported	$0.06	$0.02	$0.03	$(0.15)
	Pro forma	$0.04	$0.00	$(0.03)	$(0.22)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the nine months ended February 29/28, 2004 and 2003:

	Nine Months Ended February 29/28
	2004	2003
Risk-free interest rate	3.1%	2.5%
Expected volatility of common stock	67.4%	64.0%
Dividend yield	0.0%	1.6%
Expected option term in years	4.0	4.0

Note D – New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Consistent with the provisions of SFAS No. 150, the Company has classified the convertible notes issued during the third quarter of fiscal 2004 as long-term debt (see Note K).

Note E – Revenue Recognition

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

Note F – Impairment Charges

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

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by the Company are as follows:

	February 29, 2004	May 31, 2003	November 30, 2001
Net impaired inventory and engines	$51,700	$56,240	$89,600

Proceeds from sales of impaired inventory and engines for the nine-month period ended February 29, 2004 and the twelve-month period ended May 31, 2003 were $5,900 and $12,100, respectively.

Note G – Inventory

	February 29, 2004	May 31, 2003
The summary of inventories is as follows:
Raw materials and parts	$49,505	$45,702
Work-in-process	20,085	22,604
Purchased aircraft, parts, engines and components held for sale	128,308	151,588
	$197,898	$219,894

Note H – Investment in Joint Venture

The following table provides summarized joint venture financial information at February 29, 2004 and May 31, 2003.

	February 29, 2004	May 31, 2003
Total assets	$36,386	$39,244
Total non-recourse debt	33,691	36,028
Net assets of joint venture	$2,695	$3,216
AAR CORP.’s 50% equity interest in joint venture	$1,348	$1,608

The aircraft in the joint venture is currently on lease scheduled to expire on April 29, 2004.  The Company expects to re-lease the aircraft to an international airline and although lease rates for this type of aircraft have recently improved, the Company expects the new monthly lease rate to be less than the current monthly lease rate.  However, if the joint venture partners are unsuccessful in re-leasing the aircraft, the joint venture may return the aircraft to the lender and the Company would write-off its investment in the joint venture.

Note I – Supplemental Cash Flows Information

	Nine Months Ended February 29/28,
	2004	2003
Interest paid	$14,731	$14,734
Income taxes paid	552	3,248
Income tax refunds received	962	350

Note J – Common Stock and Earnings per Share of Common Stock

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options.

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 29/28, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended February 29/28		Nine Months Ended February 29/28
	2004	2003	2004	2003
Basic:
Net income (loss)	$2,012	$651	$932	$(4,891)
Weighted average common shares outstanding	32,168	31,846	31,999	31,852
Earnings (loss) per share of common stock - basic	$0.06	$0.02	$0.03	$(0.15)

Diluted:
Net income (loss)	$2,012	$651	$932	$(4,891)
Weighted average common shares outstanding	32,168	31,846	31,999	31,852
Additional shares due to hypothetical exercise of stock options	564	3	247	—
Weighted average common shares outstanding - diluted	32,732	31,849	32,246	31,852
Earnings (loss) per share of common stock - diluted	$0.06	$0.02	$0.03	$(0.15)

For the three- and nine-month periods ending February 29, 2004, respectively, stock options to purchase 2,500 and 3,254 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares.  Shares excluded for both the three- and nine-month periods ended February 28, 2003 were 4,611.

Common stock equivalents representing options to purchase 3 shares for the nine-month period ending February 28, 2003 were not included in the computation of diluted earnings per share because to do so would have been antidilutive due to the net loss during the period.

Diluted earnings per share at February 29, 2004 exclude the effect of 4,034 shares related to convertible debentures.  See Note K for conversion provisions.

Note K – Financing Arrangements

Long-term debt is as follows:

	February 29, 2004	May 31, 2003
Notes payable due October 15, 2003 with interest at 7.25% payable semi-annually on April 15 and October 15	$—	$22,600
Notes payable with interest at 8.0%, due in equal installments on October 15, 2004, 2005 and 2006	—	16,900
Notes payable due June 29, 2005 with interest at 4.6% payable monthly	13,426	21,291
Notes payable due December 15, 2007 with interest at 6.875% payable semi-annually on June 15 and December 15	57,870	60,000
Notes payable due May 15, 2008 with interest at 7.98% payable semi-annually on June 1 and December 1	20,000	20,000
Mortgage due July 1, 2008 with interest at 6.25%	10,744	—
Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	55,000	55,000
Convertible notes payable due February 1, 2024 with interest at 2.875% payable semi-annually on February 1 and August 1	75,000	—
Non-recourse note payable due July 2005 with interest at 5.25%	32,132	32,527
Other, primarily industrial revenue bonds, (secured by trust indentures on property, plant and equipment) with weighted average interest of approximately 4.1% to 6.65% at February 29, 2004	3,265	4,596
	267,437	232,914
Current maturities	(6,433)	(68,256)
	$261,004	$164,658

On February 3, 2004 the Company completed the sale of $75,000 principal amount of convertible senior notes.  The notes are due February 1, 2024 unless earlier redeemed, repurchased or converted, and bear interest at 2.875% payable semiannually on February 1 and August 1.

The notes are convertible into shares of AAR common stock based on a conversion rate of 53.7924 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.59 per share, under the following circumstances: (i) on any business day up to the maturity date, if the closing sale price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the eleventh trading day of any fiscal quarter is greater than 120% of the applicable conversion price on the eleventh trading day of that quarter; (ii) at any time after February 1, 2019, if the closing price of AAR common stock on any trading day after February 1, 2019, is greater than 120% of the then applicable conversion price; (iii) at any time until February 1, 2019, during the five consecutive business day period in which the trading price for a note for each day of that trading period was less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the application conversion rate; (iv) the Company calls the notes for redemption; (v) during any period in which the credit rating assigned to the Company’s long-term senior debt by Moody’s Investor Services is below Caa1 and by Standard & Poor’s Rating Services is below B, the credit rating assigned to the Company’s long-term senior debt is suspended or withdrawn by both such rating agencies, or neither rating agency is rating the Company’s long-term senior debt; or (vi) specified corporate transactions occur.

The Company may redeem for cash all or a portion of the notes at any time on or after February 1, 2008 at specified redemption prices.  Holders of the notes have the right to require the Company to repurchase in cash all or any portion of the notes on February 1, 2010, 2014 and 2019.  In each case, the repurchase price payable will be equal to 100% of the principal amount of the notes to be repurchased, plus accrued interest and unpaid interest and liquidated damages, if any, to, but not including, the date of repurchase.

The notes are senior, unsecured obligations and rank equal in right of payment with all other unsecured and unsubordinated indebtedness.  Costs associated with this transaction were $2,385 and are being amortized over a six-year period.

Net proceeds from this transaction were $72,615 and were used in part to repurchase $35,000 of accounts receivable which had been sold under the Company’s accounts receivable securitization facility, to repay $16,900 of 8.0% notes prior to their maturity and to repay $4,000 outstanding under the Company’s revolving credit facility.  Subsequent to February 29, 2004, the Company used a portion of the net proceeds to retire $13,426 of notes payable due in June 2005 and to retire $3,500 of notes payable due in December 2007.

On July 1, 2003, the Company completed an $11,000 financing secured by a mortgage on its Wood Dale, Illinois facility.  The term of the financing is five years utilizing a fifteen-year amortization with a LIBOR-based interest rate of no less than 6.25%.  The amount outstanding under this agreement was $10,744 at February 29, 2004.

Note L – Sale-Leaseback

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

Note M – Aviation Equipment Operating Leases

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

In those instances in which the Company anticipates that it will purchase aviation equipment and that the scheduled purchase option price will exceed the fair value of such equipment, the Company records an accrual for loss.  The scheduled purchase option values amounted to $30,557 at February 29, 2004 and $33,783 at May 31, 2003.

Note N – Investment in Leveraged Leases

During the second quarter of Fiscal 2004, three of the Company’s leveraged leases expired.  At the time the leveraged leases expired, the Company entered into operating leases with a term of two years with the same carrier for each of the three aircraft.  As a result, the remaining asset values of the aircraft were reclassified on the Condensed Consolidated Balance Sheet from “Investments in leveraged leases” to “Equipment on long-term lease”.

Note O – Segment Reporting

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended February 29/28		Nine Months Ended February 29/28
	2004	2003	2004	2003
Sales:
Inventory and Logistic Services	$61,148	$63,654	$192,142	$190,151
Maintenance, Repair and Overhaul	49,899	52,496	156,324	151,810
Manufacturing	44,246	33,930	101,212	91,233
Aircraft and Engine Sales and Leasing	5,858	6,912	23,106	28,014
	$161,151	$156,992	$472,784	$461,208

	Three Months Ended February 29/28		Nine Months Ended February 29/28
	2004	2003	2004	2003
Gross profit:
Inventory and Logistic Services	$10,639	$8,736	$30,794	$25,503
Maintenance, Repair and Overhaul	5,371	8,221	18,013	21,295
Manufacturing	9,540	6,615	19,155	14,761
Aircraft and Engine Sales and Leasing	1,023	953	4,857	3,661
	$26,573	$24,525	$72,819	$65,220

PART 1, ITEM 2      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries

Results of Operations

(In thousands)

Risk Factors

The Company’s future operating results and financial position may be adversely affected or fluctuate substantially on a quarterly basis as a result of continuing difficulties in the commercial aviation environment, a relatively weak worldwide economic climate and other factors, including:  (1) a decline in demand for the Company’s products and services and the ability of the Company’s customers to meet their financial obligations to the Company, particularly in light of the weakened financial condition of many of the world’s commercial airlines; (2) the potential risk for declining market values for aviation products and equipment caused by various factors, including airline bankruptcies and other factors within the airline industry; (3) difficulties in re-leasing or selling aircraft and engines that are currently being leased on a long- or short-term basis; (4) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were 28.1% of total sales in fiscal 2003), will continue at levels previously experienced, since such sales are subject to competitive bidding and government funding; (5) access to the debt and equity capital markets and the ability to draw down under financing agreements, which may be limited in light of industry conditions and Company performance; (6) non-compliance with restrictive and financial covenants contained in certain of the Company’s loan agreements; (7) changes in or non-compliance with laws and regulations that may affect certain of the Company’s aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (8) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than the Company; (9) exposure to product liability and property claims that may be in excess of the Company’s substantial liability insurance coverage; and (10) the outcome of any pending or future material litigation or environmental proceedings.

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

Results of Operations – Three- and Nine-Month Periods Ended February 29, 2004

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

The table below sets forth consolidated sales for the Company’s four business segments for the three- and nine-month periods ended February 29/28, 2004 and 2003.

	Three Months Ended February 29/28		Nine Months Ended February 29/28
	2004	2003	2004	2003
Sales:
Inventory and Logistic Services	$61,148	$63,654	$192,142	$190,151
Maintenance, Repair and Overhaul	49,899	52,496	156,324	151,810
Manufacturing	44,246	33,930	101,212	91,233
Aircraft and Engine Sales and Leasing	5,858	6,912	23,106	28,014
	$161,151	$156,992	$472,784	$461,208

Three-Month Period Ended February 29, 2004

(as compared with the same period of the prior year)

Consolidated sales for the third quarter ended February 29, 2004 increased $4,159 or 2.6% over the same period in the prior year.  The sales increase is primarily attributable to continued strong demand for the Company's manufactured products and performance-based logistics and supply chain management services supporting the U.S. Military's buildup.  Although it is very difficult to predict the duration of the military buildup and its impact on the Company's near-term results, the Company believes that it is well-positioned with its current products and services and growth plans to benefit from long-term U.S. Military deployment and program-management strategies.  Total sales to the U.S. and foreign governments and their contractors for the three-month period ended February 29, 2004 were $70,268, an increase of 38.4% compared to the prior year and represent 43.6% of consolidated sales for the three-month period ended February 29, 2004.

Sales in the Inventory and Logistic Services segment decreased $2,506 or 3.9% compared to the prior year period.  The decline in sales is principally attributable to the Company’s de-emphasizing of low-margin sales within the new parts distribution business, primarily to general aviation customers.  The decline in new parts distribution sales was partially offset by continued growth in sales of performance-based logistics and supply chain management services to government customers.

Sales in the Maintenance, Repair and Overhaul segment decreased $2,597 or 4.9% compared to prior year as the Company experienced lower sales at certain of its component repair facilities due to weaker demand for these services from the Company’s airline customers.  During the quarter, the Company experienced higher sales at its airframe maintenance facility due to an increase in long-term maintenance contracts with certain customers.

In the Manufacturing segment, sales increased $10,316 or 30.4% compared to the prior year period primarily due to increased shipments of manufactured products that support the U.S. Military’s tactical deployment requirements. Lower sales of the Company’s non-aviation composite structure products and cargo systems partially offset the increases within the segment.

In the Aircraft and Engine Sales and Leasing segment, sales decreased $1,054 or 15.2% compared to the prior year period primarily as a result of lower engine sales.

Consolidated gross profit increased $2,048 or 8.4% over the prior year period primarily due to increased sales and an increase in the gross profit margin to 16.5% compared to 15.6% in the prior year. The gross margin percentage increased in the Inventory and Logistic Services and Manufacturing segments primarily due to the mix of products and services sold and increased volume at the Company’s facilities that manufacture tactical deployment products.

Operating income improved by $292 or 5.3% over the prior year period as a result of increased gross profit.   The Company’s selling, general and administrative and other costs increased $1,756 or 9.2% compared with the prior year and net interest expense decreased $71 or 1.6%.  The increase in selling, general and administrative and other is primarily due to the unfavorable judgement discussed in Note B.  During the third quarter, upon completion of the Company’s fiscal 2003 Federal income tax return, the Company determined that it qualified for additional tax benefits of $604 related primarily to higher than estimated margin on export activities.  This benefit was recorded in the third quarter.  In addition, the Company revised its effective tax rate for fiscal 2004 to reflect increased expected tax benefits related to current year export activities.  As a result of these items, the Company recorded a tax benefit of $647 for the three-month period ended February 29, 2004.

The Company reported consolidated net income of $2,012 compared to $651 in the prior year as a result of the factors discussed above.

Nine-Month Period Ended February 29, 2004

(as compared with the same period of the prior year)

Consolidated sales for the nine-month period ended February 29, 2004 increased $11,576 or 2.5% over the same period in the prior year.   The sales increase is primarily attributable to continued strong demand for the Company's manufactured products and performance-based logistics and supply chain management services supporting the U.S. Military's buildup.  Although it is very difficult to predict the duration of the military buildup and its impact on the Company's near-term results, the Company believes that it is well-positioned with its current products and services and growth plans to benefit from long-term U.S. Military deployment and program-management strategies.  Total sales to the U.S. and foreign governments and their contractors for the nine-month period ended February 29, 2004 were $178,393, an increase of 27.6% compared to the prior year and represent 37.7% of consolidated sales for the nine-month period ended February 29, 2004.

In the Inventory and Logistic Services segment, sales increased $1,991 or 1.0% compared to the prior year period.  The increase in sales is primarily attributable to higher sales to the U.S. Military for spares and logistics support as well as increased engine parts sales.  During the nine-month period, the Company experienced lower sales in its new parts distribution unit due to reduced sales to general aviation customers.

Sales in the Maintenance, Repair and Overhaul segment increased $4,514 or 3.0% compared to the prior year period principally as a result of higher sales at the Company’s aircraft maintenance facility due to an increase in long-term maintenance contracts with certain customers, partially offset by lower sales at certain of its component repair facilities.

In the Manufacturing segment, sales increased $9,979 or 10.9% compared to the prior year period principally due to continued strong demand for its manufactured products supporting the U.S. Military’s tactical deployment activities.  During the nine-month period ended February 29, 2004, the Company experienced lower sales of the Company’s non-aviation composite structure products and cargo loading systems.

In the Aircraft and Engine Sales and Leasing segment, sales decreased $4,908 or 17.5% as a result of lower engine sales partially offset by increased aircraft sales as a result of a narrow body aircraft sale during the period ended August 31, 2003.

Consolidated gross profit increased $7,599 or 11.7% over the prior year period primarily due to increased sales and an increase in the gross profit margin to 15.4% compared to 14.1% in the prior year. The gross margin percentage increased in the Inventory and Logistic Services and Manufacturing segments primarily due to the mix of products and services sold and increased volume at the Company’s facilities that manufacture tactical deployment products.

Operating income improved by $6,917 from the prior year period as a result of increased gross profit.  The Company’s selling, general and administrative and other costs increased by $682 or 1.2% compared to the same period in the prior year primarily as a result of the unfavorable judgement discussed in Note B, partially offset by reduced discretionary spending. Selling, general and administrative and other costs also include a provision for a customer allowance of $1,335 and a $836 gain recorded from the sale of a facility in Holtsville, New York.  Both of these items were recorded during the three-month period ended November 30, 2003.  Interest expense decreased $159 or 1.1% primarily as a result of lower average borrowings outstanding and interest income increased $151 or 14.4%, primarily as a result of an increase in average cash invested during the nine-month period ended February 29, 2004 compared with the prior year period.

During the third quarter, upon completion of the Company’s fiscal 2003 Federal income tax return, the Company determined that it qualified for additional tax benefits of $604 related primarily to higher than estimated margin on export activities.  This benefit was recorded in the third quarter. In addition, the Company revised its effective tax rate for fiscal 2004 to reflect increased expected tax benefits related to current year export activities.  As a result of these items, the Company recorded a tax benefit of $1,229 for the nine-month period ended February 29, 2004.

The Company reported consolidated net income of $932 compared to a consolidated net loss of $4,891 in the prior year as a result of the factors discussed above.

Liquidity and Capital Resources

(as compared with May 31, 2003)

Historically, the Company has funded its operating activities and met its commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt to the public and private markets.  In addition to these cash sources, the Company also relies on secured credit arrangements, which currently include an accounts receivable securitization program, a secured revolving credit facility and certain aviation equipment operating leases to provide additional liquidity.  The Company’s continuing ability to borrow from its lenders and issue debt and equity securities in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions, Company performance and geopolitical events, including the war on terrorism.  The Company’s ability to use its accounts receivable securitization program, revolving credit facility and aviation equipment operating leases is also dependent on those factors.  The Company’s ability to generate cash from operations is influenced primarily by the operating performance of the Company and working capital management. The Company also has a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

At February 29, 2004, the Company’s liquidity and capital resources included cash of $48,885 and working capital of $305,773.  As of February 29, 2004, $6,770 of cash was restricted to support letters of credit.  At February 29, 2004, the Company had $35,000 available under its accounts receivable securitization program; no accounts receivable were securitized as of that date.  The amount available under this agreement is based on a formula of qualifying accounts receivable. At February 29, 2004, the Company had $22,047 available under its secured revolving credit facility; no amounts were outstanding as of that date.  The amount available under the revolving credit facility is also based on a formula of qualifying assets.

On February 3, 2004, the Company issued $75,000 principal amount of 2.875% convertible notes due February 1, 2024.  The Company used a portion of the proceeds to repurchase $35,000 of accounts receivable which had been sold under its accounts receivable securitization facility, to repay $16,900 of 8.0% notes prior to their maturity and to repay $4,000 outstanding under its revolving credit facility. Subsequent to February 29, 2004, the Company used a portion of the net proceeds to retire $13,426 of notes payable due in June 2005 and to retire $3,500 of notes payable due in December 2007.

In January 2004, the Company’s refinanced non-recourse notes of $32,132 with the maturity date extended to July 2005.  Accordingly, a portion of the non-recourse debt has been classified as long-term on the February 29, 2004 Condensed Consolidated Balance Sheet.  As of February 29, 2004, the Company’s equity investment in the aircraft that secures the non-recourse debt was $2,324.

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

During the nine-month period ended February 29, 2004, the Company generated $1,397 of cash from operations primarily due to a reduction in inventories of $22,534 and $19,821 of non-cash depreciation and amortization.  Accounts and trade notes receivables increased however as a result of the repurchase of $26,800 of accounts receivable which had been sold under its accounts receivable securitization facility, and due to an increase in sales.

During the nine-month period ended February 29, 2004, cash provided from investing activities was $8,803 consisting primarily of proceeds from the sale and leaseback of the Company’s Garden City, New York facility in the amount of $13,991 and proceeds from the sale of its Holtsville, New York facility in the amount of $2,931, partially offset by capital expenditures of $7,474.

During the nine-month period ended February 29, 2004, the Company’s financing activities provided $9,503 of cash reflecting proceeds from borrowings of $88,959, which included the issuance of $75,000 2.875% convertible notes and $11,000 of financing secured by a mortgage on the Wood Dale, Illinois facility, as well as additional proceeds from other borrowings of $2,959.  During the nine-month period ended February 29, 2004, the Company retired 7¼% Notes in the amount of $22,600 which matured on October, 15, 2003, repaid $24,000 outstanding under the Merrill Lynch secured credit facility, repaid $16,900 of 8.0% notes prior to their maturity and reduced other borrowings by $12,739.

A summary of long-term debt, bank borrowings, non-cancelable operating lease commitments for aviation equipment and the Garden City facility that was sold and leased back, and accounts receivable securitization as of February 29, 2004 is as follows:

	Payments Due by Period
	Total	2/28/05	2/28/06	2/28/07	2/28/08	2/28/09	After 2/28/09
On Balance Sheet:
Debt	$235,305	$5,707	$9,250	$822	$58,732	$28,969	$131,825

Non-recourse Debt	32,132	726	31,406	—	—	—	—

Bank Borrowings	1,153	1,153	—	—	—	—	—

Off Balance Sheet:
Aviation Equipment Operating Leases	32,423	10,643	6,912	14,868	—	—	—

Garden City Operating Lease	33,471	1,346	1,380	1,414	1,449	1,486	26,396

Accounts Receivable Securitization Program	—	—	—	—	—	—	—

Notes:

(1)          The Company routinely issues letters of credit, performance bonds or credit guarantees in the ordinary course of its business.  These instruments are typically issued in conjunction with insurance contracts or other business requirements.  The total of these instruments outstanding at February 29, 2004 was approximately $10,966.

(2)          In addition to the commitments for operating leases for the aviation equipment and the Garden City facility, the Company also leases other facilities and equipment.  See the May 31, 2003 Form 10-K for the commitments related to these leases.

(3)          Amount outstanding under the Accounts Receivable Securitization Program was $0 at February 29, 2004.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information available to the Company as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under this Item 2 entitled “Risk Factors”.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company’s control.  The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I, ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk includes fluctuating interest rates under its bank credit agreements and foreign exchange rates.  During the nine-month periods ended February 29/28, 2004 and 2003, the Company did not utilize derivative financial instruments to offset these risks.

At February 29, 2004, $22,047 was available to the Company of which none was outstanding under the secured revolving credit facility with Merrill Lynch Capital.  Interest on amounts borrowed under this credit facility is LIBOR based.  A hypothetical 10 percent increase to the average interest rate under this credit facility applied to the average outstanding balance during the nine-month period ended February 29, 2004 would not have had a material impact on the financial position or results of operations of the Company.

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

a)              Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

b)             Reports on Form 8-K for Quarter ended February 29, 2004

On December 10, 2003, AAR CORP. filed a current report on Form 8-K reporting under Item 5 that it had issued a press release announcing increased orders for certain of the Company’s products.

On January 29, 2004, AAR CORP. filed a current report on Form 8-K reporting under Item 5 that it had issued two press releases related to its offering of $75.0 million principal amount of convertible senior notes.

On February 5, 2004, AAR CORP. filed a current report on Form 8-K reporting under Item 5 that it had priced $75.0 million principal amount of 2.875% convertible senior notes due February 1, 2024.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	April 8, 2004	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation(1); Amendments thereto dated November 3, 1987(2), October 19, 1988(2), October 16, 1989(3), and November 3, 1999(4).

		3.2	By-Laws as amended(5). Amendment thereto dated April 12, 1994(6), January 13, 1997(7), July 16, 1992(3), April 11, 2000(8), and May 31, 2002(9).

4.	Instruments defining the rights of security holders	4.14	Form of 2.875% Senior Convertible Note(10).

		4.15	Indenture between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated February 3, 2004(10).

		4.16	Registration Rights Agreement between AAR CORP. and Goldman, Sachs & Co., as representative of the several Purchasers, dated February 3, 2004(10).

10.	Material Contracts	10.18	Consulting Agreement dated June 1, 1999 between the Registrant and Ira A. Eichner amended June 1, 2003 (filed herewith).

		10.19	Severance and Change in Control Agreement dated April 1, 2003 between AAR Manufacturing, Inc. and Mark McDonald (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated April 8, 2004 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated April 8, 2004 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated April 8, 2004 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated April 8, 2004 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

(1)                                      Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

(2)                                      Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

(3)                                      Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

(4)                                      Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.

(5)                                      Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

(6)                                      Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(7)                                      Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

(8)                                      Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

(9)                                      Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

(10)                                Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 3, 2004.