Form 10-K
period 2004-05-31
AAR CORP
filed 2004-07-22
CIK 1750

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2004
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
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (630) 227-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange Chicago Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

        At November 28, 2003, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $301,972,993 (based upon the closing price of the Common Stock at November 28, 2003 as reported on the New York Stock Exchange). The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

        On July 1, 2004, there were 32,243,868 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the definitive proxy statement relating to the Registrant's 2004 Annual Meeting of Stockholders, to be held October 13, 2004, are incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.    BUSINESS (Dollars in thousands)

General

        AAR CORP. and its subsidiaries are referred to herein collectively as "AAR," "Company," "we," "us," and "our" unless the context indicates otherwise. We were founded in 1951, organized in 1955 and were reincorporated in Delaware in 1966. We are a leading independent provider of products and services to the worldwide aviation/aerospace industry. We also market and sell certain of our products and services to the U.S. Government, including various branches and agencies within the U.S. Military and their contractors. We conduct our business activities primarily through five principal operating subsidiaries: AAR Parts Trading, Inc., AAR Aircraft & Engine Sales & Leasing, Inc., AAR Services, Inc., AAR Manufacturing, Inc., and AAR International, Inc. Our international business activities are conducted primarily through AAR International, Inc.

        We report our activities in four business segments: (i) Inventory and Logistic Services, comprised primarily of business activities conducted through AAR Parts Trading, Inc. and AAR Services, Inc., (ii) Maintenance, Repair and Overhaul, comprised primarily of business activities conducted through AAR Engine Services, Inc. and AAR Allen Services, Inc., wholly-owned subsidiaries of AAR Parts Trading, Inc. and AAR Services, Inc., respectively, and AAR International, Inc., (iii) Manufacturing, comprised primarily of business activities conducted through AAR Manufacturing, Inc., and (iv) Aircraft and Engine Sales and Leasing, comprised of business activities primarily conducted through AAR Aircraft & Engine Sales & Leasing, Inc.

Inventory and Logistic Services

        Activities in our Inventory and Logistic Services segment include the purchase and sale of a wide variety of new, overhauled and repaired engine and airframe parts and components for the aviation aftermarket and military customers. We also provide customized inventory supply and management programs for engine and airframe parts and components in support of customer maintenance activities. We are an authorized distributor for more than 125 leading aviation and aerospace product manufacturers. We acquire aviation products for the Inventory and Logistic Services segment from domestic and foreign airlines, independent aviation service companies, aircraft leasing companies and original equipment manufacturers. In the Inventory and Logistic Services segment, the majority of our sales are made pursuant to standard commercial purchase orders. In certain inventory supply and management programs, we supply products and services under agreements reflecting negotiated terms and conditions.

Maintenance, Repair and Overhaul

        Activities in our Maintenance, Repair and Overhaul segment include the maintenance, repair and overhaul and exchange of a wide variety of airframe and engine parts and components for our commercial and military customers. Repair and overhaul capabilities include most commercial aircraft landing gear, a wide variety of avionics, instruments, electrical, electronic, fuel, hydraulic and pneumatic components and a broad range of internal airframe components. We also operate an aircraft maintenance facility providing airframe maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, military, regional, business and general aviation aircraft. We also operate an aircraft storage facility. In June 2004, we entered into a long-term lease to occupy a portion of an airframe maintenance facility in Indianapolis, Indiana, significantly expanding our maintenance and repair capacity and capabilities. The repair and overhaul of parts and components also support inventory management activities within the Inventory and Logistic Services segment. We also provide turbine engine overhaul and parts supply services to industrial gas and steam turbine operators. In this segment, in addition to sales made under standard commercial purchase orders, a portion of the segment's sales occur pursuant to contracts under which we agree to maintain, repair and overhaul parts, components and whole aircraft. In this segment, we purchase replacement parts from original equipment manufacturers and suppliers that are used in various maintenance, repair and overhaul operations. We have ongoing arrangements with original equipment manufacturers (OEM) that provide us access to parts, repair manuals and service bulletins in support of parts manufactured by the OEM. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price and delivery. When possible, we will obtain replacement parts used in repair and overhaul activities from operating units in our Inventory and Logistic Services segment.

Manufacturing

        Activities in our Manufacturing segment include the manufacture and repair of a wide array of containers, pallets and shelters in support of military and humanitarian tactical deployment activities. We also design, manufacture and install in-plane cargo loading and handling systems for commercial and military aircraft and helicopters. We also design and manufacture advanced composite materials for commercial, business and military aircraft as well as advanced composite structures for the transportation industry. In this segment, sales are made to customers pursuant to standard commercial purchase orders and contracts. In this segment, we purchase aluminum sheets, extrusions and castings and other necessary supplies from a number of vendors.

Aircraft and Engine Sales and Leasing

        Activities in our Aircraft and Engine Sales and Leasing segment include the sale or lease of used commercial jet aircraft and the sale or lease of a wide variety of new and overhauled commercial jet engines. In this segment, each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties and lease return provisions. Leases are fixed in regard to term; early termination by the lessee is not permitted except in the event of a breach by us. In this segment, we purchase aircraft and engines from domestic and foreign airlines, aircraft and engine leasing companies and original equipment manufacturers. Activities in the Aircraft and Engine Sales and Leasing segment also include the formation and operation of joint ventures with strategic and financial partners. The primary business of these joint ventures is the ownership and lease of aircraft to commercial airlines. Within this segment, we also provide advisory services which consist of assistance in remarketing aircraft and engines, records management and storage maintenance.

Raw Materials

        We historically have been able to obtain raw materials and other items for our inventories for each of our segments at competitive prices, terms and conditions from numerous sources, and we expect to be able to continue to do so.

Terms of Sale

        In the Inventory and Logistic Services, Maintenance, Repair and Overhaul and Manufacturing segments, we generally sell our products under standard 30-day terms. On occasion, certain customers (principally foreign customers) will negotiate extended payment terms (60-90 days). Except for customary warranty provisions, customers do not have the right to return products nor do they have the right to extended financing. In the Aircraft and Engine Sales and Leasing segment, we sell our products on a cash due at delivery basis, standard 30-day terms or on an extended term basis.

Customers

        For each of our reportable segments, we furnish aviation products and services primarily through our own employees. The principal customers for our products and services in the Inventory and Logistic

Services and Maintenance, Repair and Overhaul segments are domestic and foreign commercial airlines, regional and commuter airlines, business and general aviation operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies. In the Manufacturing segment, our principal customers include domestic and foreign military organizations, domestic and foreign commercial airlines, aviation original equipment manufacturers and other industrial entities. The principal customers in the Aircraft and Engine Sales and Leasing segment include domestic and foreign commercial airlines and aircraft and engine finance and leasing companies. Sales of aviation products and services to commercial airlines are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft.

Licenses

        We have 14 Federal Aviation Administration (FAA) licensed repair stations in the United States and Europe. Of the 14 FAA repair stations, eight are also Joint Aviation Authorities (JAA) licensed repair stations. Such licenses, which are ongoing in duration, are required in order for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 14 FAA licensed repair stations, one is held in the Inventory and Logistic Services segment, nine are held in the Maintenance, Repair and Overhaul segment, and four are held in the Manufacturing segment. Of the eight JAA licensed repair stations, seven are held in the Maintenance, Repair and Overhaul segment and one is held in the Manufacturing segment. We believe that we possess all licenses and certifications that are material to the conduct of our business.

Competition

        Competition in the worldwide aviation/aerospace industry is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in both the Inventory and Logistic Services and the Maintenance, Repair and Overhaul segments include original equipment manufacturers, the service divisions of large commercial airlines and other independent suppliers of parts and services. In our Aircraft and Engine Sales and Leasing segment, we face competition from financial institutions, syndicators, commercial and specialized leasing companies and other entities that provide financing. Our pallet, container and shelter manufacturing activities in our Manufacturing segment compete with several large and small companies, and our cargo systems competitors include a number of divisions of large corporations. Although certain of our competitors have substantially greater financial and other resources than we do, in each of our four reportable segments we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to quality and our unique combination of market expertise and technical and financial capabilities.

Backlog

        At May 31, 2004, backlog believed to be firm was approximately $162,400 compared to $102,700 at May 31, 2003. Approximately $148,200 of this backlog is expected to be filled within the next 12 months. The increase in our backlog reflects orders in our Manufacturing segment for products that support the U.S. Military's rapid deployment needs and cargo systems.

Employees

        At May 31, 2004, we employed approximately 2,300 persons worldwide.

Sales to U.S. Government

        Sales to the U.S. Government, its agencies and its contractors were $222,558 (34.1% of total sales), $170,191 (28.1% of total sales), and $163,173 (25.5% of total sales) in fiscal years 2004, 2003 and 2002, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our government contracts are for aviation products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high-technology military requirements, these products and services are less likely to be affected by significant changes in defense spending. Our government contracts are subject to termination at the election of the government; in the event of such a termination we would be entitled to recover from the government all allowable costs incurred by us through the date of termination.

Additional Information

        For additional information concerning our business segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment Information" in Note 13 of Notes to Consolidated Financial Statements.

        Our internet address is www.aarcorp.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC. Information contained on our web site is not a part of this report.

ITEM 2.    PROPERTIES

        Our principal activities in the Aircraft and Engine Sales and Leasing and Inventory and Logistic Services segments are conducted from a building owned by us in Wood Dale, Illinois, subject to a mortgage. In addition to warehouse space, this facility includes executive, sales and administrative offices. We also lease facilities in Atlanta and Macon, Georgia and Jacksonville, Florida to support activities in the Inventory and Logistic Services segment.

        Maintenance, Repair and Overhaul activities are conducted in buildings owned by us located in Frankfort, New York; Windsor, Connecticut (subject to an industrial revenue bond) and near Schiphol International Airport in The Netherlands. This segment also conducts overhaul and repair activities in buildings leased by the Company in Miami, Florida; Garden City, New York; London, England; Roswell, New Mexico; and Oklahoma City, Oklahoma. In June 2004, we agreed to lease a portion of an aircraft maintenance facility in Indianapolis, Indiana.

        Our activities in the Manufacturing segment are conducted at facilities owned by us in Clearwater, Florida (subject to an industrial revenue bond) and Cadillac and Livonia, Michigan.

        We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.    LEGAL PROCEEDINGS (Dollars in thousands)

        Except as described below, we are not a party to any material, pending legal proceeding (including any governmental or environmental proceedings) other than routine litigation incidental to our existing business.

        AAR Manufacturing, Inc., a subsidiary of the Company ("subsidiary") received an Administrative Order for Response Activity ("Order") dated August 7, 2003, from the Michigan Department of Environmental Quality ("MDEQ") relating to environmental conditions at and in the vicinity of our subsidiary's Cadillac, Michigan plant. The Order requires our subsidiary to perform environmental investigatory work, prepare a feasibility study and a remedial action plan, and perform interim response actions. The interim response actions include continuation of the response activities our subsidiary is performing under a 1985 Consent Decree, operation of a soil vapor extraction system our subsidiary had previously installed and operated, determination of the need to provide alternate water supplies to off-site properties (and if it is so determined then to actually provide it), removal of any free phase liquids encountered in the ground, providing notices of groundwater contamination migration to off-site property owners, and other actions determined by the MDEQ or our subsidiary to be appropriate. A letter dated June 14, 2002 from the MDEQ further demands payment of environmental response costs already incurred by the MDEQ in the amount of $525 plus interest plus unspecified costs to be incurred in the future by the MDEQ. The Order and the letter which accompanies the Order threaten the imposition of civil fines up to $25 for each day of violation of the Order plus exemplary damages up to three times the costs incurred by the MDEQ if our subsidiary does not comply with the Order. The Order may require the implementation of the remedial action plan although it is not clear on that point. The Order requires the implementation of emergency response action if a release of hazardous substances, threat of a release, or exacerbation of existing contamination occurs during the pendency of the Order.

        Our subsidiary advised the MDEQ that it will perform the requirements of the Order to the extent those requirements apply to the allegation by the MDEQ that a release of hazardous substances occurred after the execution of the 1985 Consent Decree. Our subsidiary declined to perform work required under the Order which our subsidiary believes is based on claims resolved in the 1985 Consent Decree. The MDEQ responded to our subsidiary by saying that the MDEQ "will be taking appropriate action to protect public health, safety and welfare and the environment, and gain AAR's compliance with Part 201."

        Our subsidiary has spent approximately $100 in performing environmental investigations under the Order. Our subsidiary may conduct work under the Order in addition to the work to be performed noted above. We believe the work performed by our subsidiary since the issuance of the Order supports the positions previously taken by our subsidiary regarding the movement of groundwater in the vicinity of our subsidiary's plant and the ongoing capture of groundwater for treatment by our subsidiary. However, there continues to be disagreement between our subsidiary and the MDEQ concerning the conclusions to be drawn from the data from that work. No action has been taken by the MDEQ to enforce the Order against our subsidiary, although the MDEQ has retained contractors to perform environmental investigations in the vicinity of our subsidiary's plant.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	51	President and Chief Executive Officer, Director
Howard A. Pulsifer	61	Vice President, General Counsel, Secretary
Timothy J. Romenesko	47	Vice President and Chief Financial Officer
James J. Clark	44	Group Vice President, Maintenance, Repair and Overhaul
J. Mark McDonald	44	Group Vice President, Manufacturing

        Mr. Storch has served as President of the Company since 1989 and Chief Executive Officer since 1996. Previously, he served as Chief Operating Officer from 1989 to 1996 and as a Vice President of the Company from 1988 to 1989. Mr. Storch joined the Company in 1979 and served as president of a major subsidiary from 1984 to 1988. Mr. Storch has been a director of the Company since 1989. Mr. Storch is Ira A. Eichner's son-in-law. Mr. Eichner is Chairman of the Board and a Director of the Company.

        Mr. Pulsifer has served as Vice President, General Counsel and Secretary of the Company since 1990. Previously, he served as Vice President (since 1990) and General Counsel (since 1987). He was previously with United Airlines, Inc. for 14 years, most recently as Senior Counsel.

        Mr. Romenesko has served as Vice President and Chief Financial Officer since 1994. Previously, he served as Controller of the Company from 1991 to 1995 and in various other positions since joining the Company in 1981.

        Mr. Clark has served as Group Vice President, Maintenance, Repair and Overhaul since 2000. Previously, he was General Manager of AAR Aircraft Component Services—Amsterdam from 1995 to 2000 and in various other positions since joining the Company in 1982.

        Mr. McDonald has served as Group Vice President, Manufacturing since 2003. Previously, he served as General Manager of AAR Mobility Systems from 2000 to 2003 and as Vice President of Operations from 1996 to 2003. He was previously with General Electric in various positions from 1984 to 1996.

        Each executive officer is elected annually by the Board of Directors at the first meeting of the Board held after the annual meeting of stockholders. Executive officers continue to hold office until their successors are duly elected or until their death, resignation, termination or reassignment.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except per share amounts)

        Our Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 1, 2004 there were approximately 7,000 holders of Common Stock, including participants in security position listings.

        Certain of our financing arrangements contain provisions restricting the payment of dividends or repurchase of our shares. See Note 3 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, we may not pay dividends (other than stock dividends) or acquire our capital stock if, after giving effect to the aggregate amounts paid on or after June 1, 1995, such amounts exceed the sum of $20,000 plus 50% of Consolidated Net Income (Loss) after June 1, 1994. We are currently prohibited from paying dividends or purchasing our shares pursuant to this provision, and during fiscal 2004 and 2003 we did not purchase any of our equity securities.

        The table below sets forth for each quarter of the fiscal year indicated the reported high and low market prices of our Common Stock on the New York Stock Exchange and the quarterly dividends declared. We suspended payment of dividends in October 2002.

	Fiscal 2004			Fiscal 2003
Per Common Share	Market Prices			Market Prices
			Quarterly Dividends			Quarterly Dividends
Quarter	High	Low		High	Low
First	$8.34	$4.72	$.000	$11.15	$6.00	$.025
Second	11.38	7.30	.000	6.11	3.20	.000
Third	16.37	10.25	.000	6.09	4.45	.000
Fourth	13.09	8.72	.000	4.50	3.70	.000

			$.000			$.025

ITEM 6.    SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

	For the Year Ended May 31,
	2004		2003	2002	2001	2000
RESULTS OF OPERATIONS
Sales	$651,958		$606,337	$638,721	$853,659	$957,525
Pass through sales[1]	—		—	—	20,596	66,808
Total sales	651,958		606,337	638,721	874,255	1,024,333
Gross profit	100,707		77,058	13,848	136,467	172,853
Operating income (loss)	18,778		(1,787)[2]	(81,289)[2]	40,390	70,658
Interest expense	18,819		19,539	19,798	21,887	23,431
Income (loss) before provision for income taxes	1,707		(19,490)	(98,229)	20,220	49,526
Net income (loss)	3,504		(12,410)	(58,939)	18,531	35,163

Share data:
Earnings (loss) per share—basic	$0.11		$(0.39)	$(2.08)	$0.69	$1.30
Earnings (loss) per share—diluted	$0.11		$(0.39)	$(2.08)	$0.69	$1.28
Cash dividends per share	$0.00		$0.03	$0.16	$0.34	$0.34
Weighted average common shares outstanding—basic	32,111		31,852	28,282 [3]	26,913	27,103

Weighted average common shares outstanding—diluted	32,392		31,852	28,282 [3]	26,985	27,415

FINANCIAL POSITION
Cash and cash equivalents	$41,010		$29,154	$34,522	$13,809	$1,241
Working capital	300,943		192,837	286,192	352,731	345,304
Total assets	709,292		686,621	710,199	701,854	737,977
Short-term recourse debt	2,656		59,729	42,525	13,652	26,314
Short-term non-recourse debt	736		32,527	—	—	—
Long-term recourse debt	217,434	[4]	164,658	217,699	179,987	180,447
Long-term non-recourse debt	31,232		—	—	—	—
Total recourse debt	220,090		224,387	260,224	193,639	206,761
Stockholders' equity	301,684		294,988	310,235	340,212	336,494

Number of shares outstanding at end of year	32,245		31,850	31,870 [3]	26,937	26,865

Book value per share of common stock	$9.36		$9.26	$9.73	$12.63	$12.53

Notes:

1
In connection with certain long-term inventory management programs, we purchased factory-new products on behalf of our customers from original equipment manufacturers. These products were purchased from the manufacturer and "passed through" to our customers at our cost. In December 2000, these inventory management programs were discontinued.

2
See Note 2 of notes to our consolidated financial statements for a discussion regarding impairment and special charges recorded during fiscal 2003 and fiscal 2002.

3
In February 2002, we sold 5,010 shares of common stock for $34,334, net of expenses.

4
In February 2004, we sold $75,000 of 2.875% convertible notes due February 1, 2024.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

General Overview

        We report our activities in four business segments: Inventory and Logistic Services; Maintenance, Repair and Overhaul; Manufacturing; and Aircraft and Engine Sales and Leasing.

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

        Sales in the Manufacturing segment are derived from the manufacture and sale of a wide array of containers, pallets and shelters used to support the U.S. Military's tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military applications and advanced composite materials and components for aerospace and industrial use. Cost of sales consists principally of the cost of product, direct labor and overhead.

        Sales in the Aircraft and Engine Sales and Leasing segment are derived from the sale and lease of commercial aircraft and engines and technical and advisory services. Cost of sales consists principally of cost of product (aircraft and engines), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

        The table below sets forth consolidated sales for our four business segments for each of the last three fiscal years ended May 31.

	For the Year Ended May 31,
	2004	2003	2002
Sales:
Inventory and Logistic Services	$253,958	$246,031	$258,067
Maintenance, Repair and Overhaul	216,483	205,666	216,727
Manufacturing	151,310	119,871	99,558
Aircraft and Engine Sales and Leasing	30,207	34,769	64,369

	$651,958	$606,337	$638,721

        As a result of the events of September 11, 2001, which occurred at a time when the worldwide commercial airline environment was already under significant pressure principally due to an economic downturn, most of the major U.S. based commercial airlines announced substantial reductions in capacity, some in excess of 20%. Commercial airlines accelerated their older generation aircraft fleet retirement plans. The reduction in industry-capacity and the financial impact of the events of September 11, 2001 on our customers had a significant negative effect on our fiscal 2002 sales and operating results as demand declined for our products and services within the Inventory and Logistic Services, Maintenance, Repair and Overhaul and Aircraft and Engine Sales and Leasing segments.

        During fiscal 2003, airline traffic began to strengthen and it appeared that the beginning of the airline industry recovery was underway. However, during the third quarter of fiscal 2003, demand for products and services from many of our airline customers weakened as a result of the war in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS). During fiscal 2003, sales of products and services to the U.S. Government, its agencies and its contractors increased primarily due to increased U.S. Military activity.

        During fiscal 2004, sales of our manufactured products and performance-based logistics and supply chain management services continued to increase as a result of the U.S. Military's buildup and increased demand for supply chain management services. Although it is very difficult for us to predict the extent and duration of the military buildup and its impact on our near-term results, we believe that we are well positioned with our current products and services and growth plans to benefit from longer-term U.S. Military deployment and program-management strategies. Total sales to the U.S. Government and its contractors for fiscal 2004 were $222,558, an increase of 30.8% compared to fiscal 2003, and represented 34.1% of fiscal 2004 consolidated sales.

        During fiscal 2004, there have been positive signs the airline industry is improving, such as year-over-year improvement in available seat miles, revenue passenger miles and load factors. However, rising fuel prices and high labor costs continue to threaten the commercial airline industry, and recently certain major U.S. carriers warned they may be forced to file for bankruptcy protection. Low cost carriers with little or no infrastructure to support their maintenance requirements have gained market share from the major U.S. carriers. Certain of these low cost carriers are flying newer aircraft which will generate demand for maintenance in future years. We anticipate a fundamental shift in the way our airline customers manage their business, including intensified focus on cost control and increased use of third-party maintenance providers. We believe we are well positioned with our broad range of products and services as these trends develop.

Factors Which May Affect Future Results

        Our operating results and financial position may be adversely affected or fluctuate on a quarterly basis as a result of general economic conditions, geo-political events, the commercial airline environment and other factors, including: (1) declining demand for our products and services and the ability of our customers to meet their financial obligations; (2) declining market values for aviation products and equipment; (3) difficulties in re-leasing or selling aircraft and engines that are currently being leased; (4) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were 34.1% of total sales in fiscal 2004), will continue at levels previously experienced; (5) access to the debt and equity capital markets and the ability to draw down funds under financing agreements; (6) non-compliance with restrictive and financial covenants contained in certain of our loan agreements; (7) changes in or non-compliance with laws and regulations that may affect certain of our aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (8) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than us; (9) exposure to product liability and property claims that may be in excess of our substantial liability insurance coverage; and (10) the outcome of any pending or future material litigation or environmental proceedings.

Results of Operations

Fiscal 2004 Compared with Fiscal 2003

        Consolidated sales for fiscal 2004 were $651,958, which represents an increase of $45,621 or 7.5% compared to fiscal 2003.

        In the Inventory and Logistic Services segment, fiscal 2004 sales increased $7,927 or 3.2% compared to fiscal 2003. The increase in sales compared to the prior year is primarily attributable to higher sales to the U.S. Military and its contractors for spares and logistics support and increased sales of engine parts. In the Inventory and Logistic Services segment, we experienced lower sales of parts to general aviation customers as a result of our strategic decision to de-emphasize certain lower margin products. Going forward, we will continue our strategy of focusing on the distribution of higher margin products.

        In the Maintenance, Repair and Overhaul segment, fiscal 2004 sales increased $10,817 or 5.3% compared with fiscal 2003. The increase in sales compared to the prior year is primarily attributable to higher sales at our aircraft maintenance facility due to an increase in the number of long-term maintenance contracts with certain customers. At certain of our component repair facilities, demand for component repair from our commercial airline customers has not recovered, and as a result we experienced lower sales compared to the prior year.

        In the Manufacturing segment, fiscal 2004 sales increased $31,439 or 26.2% compared to fiscal 2003. The increase in sales compared to the prior year is due to record shipments of our manufactured products which support the U.S. Military tactical deployment activities. In the Manufacturing segment, we experienced lower sales of our non-aviation composite structure products as a result of the completion of a major contract in May 2003.

        In the Aircraft and Engine Sales and Leasing segment, fiscal 2004 sales decreased $4,562 or 13.1%. Sales in this segment remain at historically low levels.

        Consolidated gross profit increased $23,649 or 30.7% compared with the prior year. The increase in our consolidated gross profit is primarily due to the increase in sales and an increase in our consolidated gross profit margin to 15.4% from 12.7% in the prior year. During the fourth quarter of fiscal 2004, we wrote off an investment in a joint venture (see Note 11) and the associated $1,269 pre-tax charge was recorded in Cost of Sales on the Consolidated Statement of Operations. The gross margin percentage increased in the Inventory and Logistic Services segment primarily due to the mix of inventories sold and in the Manufacturing segment primarily due to increased volume at our facilities that manufacture products supporting the U.S. Military's tactical deployment activities. Fiscal 2003 gross profit included the $5,360 impairment reserve recorded in May 2003.

        Operating income increased $20,565 compared with the prior year primarily due to the increase in gross profit. During fiscal 2004, our selling, general, administrative and other expenses increased by $3,084 compared with fiscal 2003 primarily as a result of a provision for an unfavorable judgement in the amount of $1,600, a provision for a customer allowance of $1,335 and slightly higher personnel costs, partially offset by a $836 gain recorded from the sale of a facility located in Holtsville, New York. Interest expense decreased $720 compared to the prior year primarily due to decreased average borrowings.

        During the third quarter of fiscal 2004, upon completion of our fiscal 2003 Federal income tax return, we determined that we qualified for additional tax benefits of $604 related primarily to higher than estimated margin on export activities. This benefit was recorded in the third quarter. In addition, our effective tax rate for fiscal 2004 reflects increased expected tax benefits related to current year export activities. As a result of these items, we recorded a tax benefit of $1,797 for the fiscal year ended May 31, 2004.

        As a result of the factors discussed above, we reported net income of $3,504 for fiscal 2004.

Fiscal 2003 Compared with Fiscal 2002

        Consolidated sales for fiscal 2003 were $606,337, which represents a decrease of $32,384 or 5.1% compared to fiscal 2002.

        In the Inventory and Logistic Services segment, fiscal 2003 sales declined $12,036 or 4.7% compared to fiscal 2002. The decrease in sales compared to the prior year was attributable to a $16,660 reduction in sales to general aviation customers as a result of management's decision to reduce its investment in the low-margin general aviation market by eliminating most general aviation branch locations and reducing staff levels. In the Inventory and Logistics Services segment, we experienced increased sales to the U.S. Military for spares and logistics support and higher sales of serviceable parts to certain program customers.

        In the Maintenance, Repair and Overhaul segment, fiscal 2003 sales declined $11,061 or 5.1% compared to fiscal 2002. The decrease in sales compared to the prior year was attributable to lower sales in the U.S., partially offset by increased component overhaul sales in Europe primarily due to favorable changes in currency translation rates.

        In the Manufacturing segment, fiscal 2003 sales increased $20,313 or 20.4% as we experienced record demand for our manufactured products which support the U.S. Military deployment activities. Increased shipments of our non-aviation related composite structure products also contributed to higher sales within this segment.

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

        During the fourth quarter of fiscal 2003, we recorded impairment charges related to certain engine and airframe parts and whole engines in the amount of $5,360. The fiscal 2003 impairment charge was based upon an updated assessment of the net realizable values for certain engine and airframe parts and future undiscounted cash flows for whole engines. Of the $5,360 impairment charge recorded during fiscal 2003, $2,360 was related to the Inventory and Logistic Services segment, and $3,000 related to the Aircraft and Engine Sales and Leasing segment.

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

        Operating income, before consideration of impairment and other special charges, decreased $1,138 as a result of lower sales and a reduction in the consolidated gross profit margin, partially offset by lower selling, general and administrative expenses. During fiscal 2003, we reduced our selling, general and administrative expenses by $6,192 or 7.3% principally as a result of lower personnel costs and reduced discretionary spending. Interest expense decreased $259 compared to the prior year principally due to decreased average borrowings during fiscal 2003. Interest income decreased $1,022 over the prior year due to a decline in average cash invested during the fiscal year and lower interest rates.

        Our effective tax benefit rate for fiscal 2003 was 36.3% compared to 40.0% in fiscal 2002. The fiscal 2002 income tax benefit includes a $2,000 reduction in income tax expense representing the reversal of federal income tax liabilities. This adjustment reduced federal and state income tax expense primarily recorded during the fiscal years 1999 through 2001, related to incentives on exports and tax credits. A change in tax law effective in fiscal 2002 regarding the computation of export incentives, combined with previous experience with tax examinations, resulted in the reduction in the tax expense.

        We recorded a net loss of $12,410 during fiscal 2003 due to the factors discussed above.

Liquidity and Capital Resources

        Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets. In addition to these cash sources, we also rely on secured credit arrangements, which currently include an accounts receivable securitization program and a secured revolving credit facility. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions, geo-political events, including the war on terrorism, and our operating performance. Our ability to use our accounts receivable securitization program and revolving credit facility is also dependent on these factors. Our ability to generate cash from operations is influenced primarily by our operating performance and working capital management. We also have a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

        At May 31, 2004, our liquidity and capital resources included cash of $41,010 and working capital of $300,943. As of May 31, 2004, $7,313 of cash was restricted to support letters of credit. At May 31, 2004, we had $35,000 available under our accounts receivable securitization program; no accounts receivable were securitized as of that date. The amount available under this agreement is based on a formula of qualifying accounts receivable. At May 31, 2004, we had $22,449 available under our secured revolving credit facility; no amounts were outstanding as of that date. The amount available under the revolving credit facility is also based on a formula of qualifying assets. As of May 31, 2004, unrestricted cash and amounts available to us under our secured credit arrangement and accounts receivable securitization program totaled $91,146.

        On February 3, 2004, we issued $75,000 principal amount of 2.875% convertible notes due February 1, 2024. We used a portion of the proceeds to repurchase $35,000 of accounts receivable which had been sold under our accounts receivable securitization facility, to repay $16,900 of 8.0% notes prior to their maturity, to repay $4,000 outstanding under our revolving credit facility, to retire $13,426 of notes payable due in June 2005 and to retire $3,500 of notes payable due in December 2007 (see Note 3).

        In January 2004, we refinanced non-recourse notes of $32,132 with the maturity date extended to July 2005. Accordingly, a portion of the non-recourse debt has been classified as long-term on the May 31, 2004 Consolidated Balance Sheet. As of May 31, 2004, our equity investment in the aircraft that secures the non-recourse debt was $2,085.

        On October 3, 2003, we entered into a sale-leaseback transaction whereby we sold and leased back a facility in Garden City, New York. Net proceeds from the sale were $13,991 and were used in part to reduce our outstanding borrowings (see Note 9).

        On July 1, 2003, we completed an $11,000 financing secured by a mortgage on our Wood Dale, Illinois facility. The term of the financing is five years utilizing a fifteen-year amortization with a LIBOR-based interest rate of no less than 6.25%.

        On April 18, 2003, Standard and Poor's downgraded the senior unsecured debt rating to BB minus from BBB minus with an outlook rating of negative. On July 2, 2004, Standard and Poor's upgraded our outlook rating from negative to stable. On July 18, 2003, Fitch Ratings downgraded the unsecured debt rating to BB minus from BB plus and revised the outlook rating to negative from stable. On August 5,

2003, Moody's Investors Service downgraded our senior unsecured debt rating to B2 from B1. We were removed from credit watch following the downgrade actions by each of the respective rating agencies.

        We continue to evaluate financing arrangements on commercially reasonable terms that will allow us to improve our liquidity position and finance future growth. Our ability to obtain additional financing is dependent upon a number of factors, including the geo-political environment, general economic conditions, airline industry conditions, our operating performance and market conditions in the public and private debt and equity markets.

        During the twelve-month period ended May 31, 2004, we generated $14,572 of cash from operations primarily due to a reduction in inventories of $15,602 and $26,680 of non-cash depreciation and amortization. However, accounts and trade notes receivables increased $41,374 as a result of an increase in sales and the repurchase for cash of $26,800 of accounts receivable which had been sold under our accounts receivable securitization facility.

        During the twelve-month period ended May 31, 2004, cash provided from investing activities was $5,626 consisting primarily of proceeds from the sale and leaseback of our Garden City, New York facility in the amount of $13,991 and proceeds from the sale of the Holtsville, New York facility in the amount of $2,931, partially offset by capital expenditures of $10,286. We expect fiscal 2005 capital expenditures to be $13,000 to $15,000, reflecting increased investments in airframe maintenance and higher-margin manufacturing capabilities.

        During the twelve-month period ended May 31, 2004, our financing activities used $8,373 of cash. Proceeds from borrowings during fiscal 2004 were $89,701, which included the issuance of $75,000 of 2.875% convertible notes and $11,000 of financing secured by a mortgage on the Wood Dale, Illinois facility, as well as proceeds from other borrowings of $3,701. Reductions in borrowings during fiscal 2004 were $94,615. During the twelve-month period ended May 31, 2004, we retired 7 1/4% Notes in the amount of $22,600 which matured on October, 15, 2003, repaid $24,000 outstanding under the Merrill Lynch secured credit facility, repaid $16,900 of 8.0% notes prior to their maturity, retired $21,291 of notes payable due in June 2005, retired $5,630 of notes payable due in December 2007 and reduced other borrowings by $4,194.

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual obligations and off-balance sheet arrangements as of May 31, 2004 is as follows:

	Payments Due by Period
	Total	Due in Fiscal 2005	Due in Fiscal 2006	Due in Fiscal 2007	Due in Fiscal 2008	Due in Fiscal 2009	After Fiscal 2009
On Balance Sheet:
Debt	$218,194	$760	$792	$831	$75,241	$8,820	$131,750
Non-recourse Debt	31,968	736	31,232	—	—	—	—
Bank Borrowings	1,896	1,896	—	—	—	—	—
Off Balance Sheet:
Aviation Equipment
Operating Leases	31,696	10,471	6,783	14,442	—	—	—
Facilities and Equipment
Operating Leases	16,925	4,548	3,832	3,376	2,457	2,000	712
Garden City Operating Lease	33,137	1,354	1,388	1,423	1,458	1,495	26,019
Purchase Obligations	47,424	46,030	1,394	—	—	—	—

        We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2004 was approximately $10,952.

Critical Accounting Policies and Significant Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the consolidated financial statements. The most significant estimates made by management include adjustments to reduce the value of inventories and equipment on or available for lease, allowance for doubtful accounts and loss accruals for aviation equipment operating leases. Accordingly, actual results could differ materially from those estimates. The following is a summary of the accounting policies considered critical by management.

        Allowance for Doubtful Accounts    Our allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected. In determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and the customer's current and expected future financial performance.

        Inventories    Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods. Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions. We have utilized certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand. Principally as a result of the terrorist attacks of September 11, 2001 and its anticipated impact on the global airline industry's financial condition, fleet size and aircraft utilization, we recorded a significant charge for impaired inventories during the second quarter of fiscal 2002 utilizing those assumptions. During the fourth quarter of fiscal 2003, we recorded an additional charge as a result of a further decline in market value for these inventories. Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in additional impairment charges in future periods.

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

        In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-lived Assets", we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying the provisions of SFAS No. 144 to equipment on or available for lease, we have utilized certain assumptions when estimating future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of equipment on or available for lease.

        Aviation Equipment Operating Leases    From time to time we lease aviation equipment (engines and aircraft) from lessors under arrangements that are classified by us as operating leases. We may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which we are the lessee are one year with options to renew annually at our election. If we elect not to renew a lease or the lease term expires, we will purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow us to purchase the equipment at any time during a lease at its scheduled purchase option price. In those instances in which we anticipate that we will purchase aviation equipment and that the scheduled purchase option price will exceed estimated undiscounted cash flows related to the equipment, we record an accrual for loss. We have utilized certain assumptions when estimating future undiscounted cash flows, such as current and future lease rates, residual values and market conditions and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future provisions for losses on aviation equipment under operating leases.

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under this Item 7 entitled "Factors Which May Affect Future Results". Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

        Our exposure to market risk includes fluctuating interest rates under our credit agreements, foreign exchange rates and accounts receivable. See Part II, Item 8 for a discussion on accounts receivable exposure. During fiscal 2004 and 2003, we did not utilize derivative financial instruments to offset these risks.

        At May 31, 2004, $22,449 was available under our secured revolving credit facility with Merrill Lynch Capital. Interest on amounts borrowed under this credit facility is LIBOR based. As of May 31, 2004, the outstanding balance under this agreement was $0. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2004 would have reduced our pre-tax income by approximately $31 during fiscal 2004.

        Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). A hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have a material impact on our financial position or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                      KPMG LLP

Chicago, Illinois
June 28, 2004

(This page has been left blank intentionally.)

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31,
	2004	2003	2002
	(In thousands except per share data)
Sales:
Sales from products and leasing	$554,079	$519,370	$557,813
Sales from services	97,879	86,967	80,908

	651,958	606,337	638,721

Costs and operating expenses:
Costs of products and leasing	469,930	448,705	480,415
Cost of services	81,321	75,214	68,558
Cost of sales-impairment charge	—	5,360	75,900
Selling, general and administrative and other	81,929	78,845	85,037
Special charges	—	—	10,100

	633,180	608,124	720,010
Operating income (loss)	18,778	(1,787)	(81,289)
Interest expense	(18,819)	(19,539)	(19,798)
Interest income	1,748	1,836	2,858

Income (loss) before provision for income taxes	1,707	(19,490)	(98,229)
Income tax benefit	(1,797)	(7,080)	(39,290)

Net income (loss)	$3,504	$(12,410)	$(58,939)

Earnings (loss) per share of common stock — basic	$0.11	$(0.39)	$(2.08)

Earnings (loss) per share of common stock — diluted	$0.11	$(0.39)	$(2.08)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2004	2003
	(In thousands)
Current assets:
Cash and cash equivalents	$41,010	$29,154
Accounts receivable	104,661	66,322
Inventories	206,899	219,894
Equipment on or available for short-term lease	40,346	40,060
Deposits, prepaids and other	11,714	13,692
Deferred tax assets	27,574	27,290

Total current assets	432,204	396,412

Property, plant and equipment, at cost:
Land	5,542	6,367
Buildings and improvements	58,868	68,040
Equipment, furniture and fixtures	129,793	124,321

	194,203	198,728
Accumulated depreciation	(112,337)	(104,699)

	81,866	94,029

Other assets:
Investments in leveraged leases	9,541	27,394
Goodwill, net	44,421	45,951
Equipment on long-term lease	84,271	72,732
Other	56,989	50,103

	195,222	196,180

	$709,292	$686,621

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	May 31,
	2004	2003
	(In thousands)
Current liabilities:
Short-term debt	$1,896	$24,000
Current maturities of long-term debt	760	35,729
Current maturities of non-recourse long-term debt	736	32,527
Accounts payable	57,582	51,485
Accrued liabilities	70,287	59,834

Total current liabilities	131,261	203,575

Long-term debt, less current maturities	217,434	164,658
Non-recourse debt	31,232	—
Deferred tax liabilities	17,628	22,601
Retirement benefit obligation	683	799
Deferred income and other	9,370	—

	276,347	188,058

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 34,525 and 33,543 shares, respectively	34,525	33,543
Capital surplus	172,681	164,651
Retained earnings	146,776	143,272
Treasury stock, 2,280 and 1,692 shares at cost, respectively	(36,030)	(26,798)
Unearned restricted stock awards	(1,376)	(514)
Accumulated other comprehensive income (loss)—
Cumulative translation adjustments	(1,647)	(3,244)
Minimum pension liability	(13,245)	(15,922)

	301,684	294,988

	$709,292	$686,621

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED MAY 31, 2004

	Common Stock		Treasury Stock				Unearned Restricted Stock Awards	Accumulated Other Comprehensive Income (Loss)
					Capital Surplus	Retained Earnings			Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, May 31, 2001	29,371	$29,371	2,434	$(39,041)	$148,316	$219,848	$(2,499)	$(15,783)
Net income	—	—	—	—	—	(58,939)	—	—	$(58,939)
Cash dividends	—	—	—	—	—	(4,430)	—	—	—
Issuance of common stock	4,147	4,147	(863)	13,783	16,404	—	—	—	—
Treasury stock	—	—	127	(1,728)	—	—	—	—	—
Exercise of stock options and stock awards	50	50	—	—	468	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	1,361	—	—
Adjustment for net translation gain (loss)	—	—	—	—	—	—	—	2,507	2,507
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(3,600)	(3,600)
Comprehensive income for fiscal 2002									$(60,032)

Balance, May 31, 2002	33,568	$33,568	1,698	$(26,986)	$165,188	$156,479	$(1,138)	$(16,876)
Net income	—	—	—	—	—	(12,410)	—	—	$(12,410)
Cash dividends	—	—	—	—	—	(797)	—	—	—
Treasury stock	—	—	(6)	188	—	—	—	—	—
Exercise of stock options and stock awards	(25)	(25)	—	—	(537)	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	624	—	—
Adjustment for net translation gain (loss)	—	—	—	—	—	—	—	6,980	6,980
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(9,270)	(9,270)
Comprehensive income for fiscal 2003									$(14,700)

Balance, May 31, 2003	33,543	$33,543	1,692	$(26,798)	$164,651	$143,272	$(514)	$(19,166)
Net income	—	—	—	—	—	3,504	—	—	$3,504
Cash dividends	—	—	—	—	—	—	—	—	—
Treasury stock	—	—	588	(9,232)	—	—	—	—	—
Exercise of stock options and stock awards	982	982	—	—	8,030	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	(862)	—	—
Adjustment for net translation gain (loss)	—	—	—	—	—	—	—	1,597	1,597
Minimum pension liability, net of tax	—	—	—	—	—	—	—	2,677	2,677
Comprehensive income for fiscal 2004									$7,778

Balance, May 31, 2004	34,525	$34,525	2,280	$(36,030)	$172,681	$146,776	$(1,376)	$(14,892)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,504	$(12,410)	$(58,939)
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	26,680	27,172	22,496
Deferred taxes	(5,116)	(3,376)	(2,394)
Impairment and other special charges, net of tax	—	3,484	51,686
Changes in certain assets and liabilities, excluding effects of acquired businesses:
Accounts receivable	(41,374)	16,517	24,363
Inventories	15,602	17,755	(31,749)
Equipment on or available for short-term lease	(3,233)	5,232	12,229
Equipment on long-term lease	(218)	(1,796)	(30,025)
Accounts and trade notes payable	6,642	(2,841)	(25,261)
Accrued liabilities and taxes on income	13,143	(14,423)	5,861
Other, primarily prepaids	(1,058)	(581)	(2,171)

Net cash provided from (used in) operating activities	14,572	34,733	(33,904)

Cash flows from investing activities:
Property, plant and equipment expenditures	(10,286)	(9,930)	(12,112)
Proceeds from disposal of assets	92	113	589
Business acquisition	—	—	(13,251)
Proceeds from sale of business and facility	16,922	2,969	2,229
Investment in leveraged leases	245	1,694	(373)
Other	(1,347)	(815)	(986)

Net cash provided from (used in) investing activities	5,626	(5,969)	(23,904)

Cash flows from financing activities:
Proceeds from borrowings	89,701	24,000	115,504
Reduction in borrowings	(94,615)	(56,643)	(65,411)
Financing costs	(3,459)	(715)	(484)
Proceeds from stock offering	—	—	34,334
Cash dividends	—	(797)	(4,430)
Purchases of treasury stock	—	—	(205)
Other	—	90	(897)

Net cash provided from (used in) financing activities	(8,373)	(34,065)	78,411

Effect of exchange rate changes on cash	31	(67)	110

Increase (decrease) in cash and cash equivalents	11,856	(5,368)	20,713
Cash and cash equivalents, beginning of year	29,154	34,522	13,809

Cash and cash equivalents, end of year	$41,010	$29,154	$34,522

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

Description of Business

        AAR CORP. supplies a variety of products and services to the worldwide aviation/aerospace industry. We also market and sell certain of our products to the U.S. and foreign governments. Products and services are sold primarily to domestic and foreign commercial airlines, business aircraft operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military agencies and independent aviation support companies.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.

Revenue Recognition

        Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer. Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer. Service revenues and the related cost of services are generally recognized when customer-owned material is shipped back to the customer. We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites. Furthermore, the serviced units are typically shipped to the customer immediately upon completion of the related services. Sales and related cost of sales for certain long-term manufacturing contracts and for certain large airframe maintenance contracts are recognized by the percentage of completion method, based on the relationship of costs incurred to date to estimated total costs under the respective contracts. Lease revenues are recognized as earned. Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement. However, for leases that provide variable rents, we recognize lease income on a straight-line basis. In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month. Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

Goodwill

        Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. We adopted the provisions of SFAS No. 142 in the first quarter of fiscal 2002, and as a result did not record any goodwill amortization for the fiscal years ended May 31, 2004, 2003 and 2002.

        The amount reported under the caption on the May 31, 2004 and 2003 consolidated balance sheets "Goodwill, net" is comprised entirely of goodwill associated with acquisitions we made, principally since the beginning of fiscal 1998. Each of the acquisitions involved a single business that now comprises or is included in a single operating segment. We were not required to allocate goodwill related to specific acquisitions across two or more segments. Upon adoption of SFAS No. 142, and for the fiscal 2004 annual impairment test, we compared an estimate for the fair value of each of our reportable segments to its carrying amount. The estimated fair value of each reportable segment was determined utilizing a valuation technique based on a multiple of earnings.

        Goodwill by reportable segment is as follows:

	May 31,
	2004	2003
Inventory and Logistic Services	$12,444	$13,649
Maintenance, Repair and Overhaul	13,764	14,050
Manufacturing	18,213	18,252
Aircraft and Engine Sales and Leasing	—	—

	$44,421	$45,951

        During fiscal year 2004, we reduced goodwill by $1,583 to reflect purchase accounting adjustments to establish deferred taxes primarily for accounts receivable and inventories, for acquisitions made in prior fiscal years.

Stock Options

        We have an employee stock option plan which is more fully described in Note 5. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost related to our stock option plan is reflected in net income, as each option granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plan.

	For the Year Ended May 31,
	2004	2003	2002
Net income (loss) as reported	$3,504	$(12,410)	$(58,939)
Add (deduct): Stock-based compensation expense (income) included in net income (loss) as reported, net of tax	323	142	(150)
Deduct: Total compensation expense determined under fair value method for all awards, net of tax	(2,188)	(2,758)	(2,810)

Pro forma net income (loss)	$1,639	$(15,026)	$(61,899)

Earnings (loss) per share-basic:	As reported	$0.11	$(0.39)	$(2.08)
	Pro forma	$0.05	$(0.47)	$(2.19)
Earnings (loss) per share-diluted:	As reported	$0.11	$(0.39)	$(2.08)
	Pro forma	$0.05	$(0.47)	$(2.19)

        The fair value weighted average per share of stock options granted during fiscal 2004, 2003 and 2002 was $4.93, $3.82 and $6.25, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Options Granted In Fiscal Year
	2004	2003	2002
Risk-free interest rate	3.1%	2.5%	4.5%
Expected volatility of common stock	67.2%	64.0%	54.8%
Dividend yield	0.0%	1.6%	1.9%
Expected option term in years	4.0	4.0	4.0

Cash and Cash Equivalents

        We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2004 and 2003 cash equivalents of approximately $11,317 and $4,349, respectively, represent investments in funds holding high-quality commercial paper. The carrying amount of cash equivalents approximates fair value at May 31, 2004 and 2003, respectively. As of May 31, 2004, $7,313 of cash was restricted to support letters of credit.

Transfer of Financial Assets

        During fiscal 2001, we adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which requires us to recognize the financial and servicing assets we control and the liabilities we have incurred, and to derecognize financial assets when control has been surrendered.

        On March 21, 2003, we completed a $35,000 accounts receivable securitization program with LaSalle Business Credit L.L.C. (LaSalle). The term of the agreement is one year, renewable annually and bears interest at LIBOR plus 300 basis points. Under the program, on each business day certain of our subsidiaries sell all new eligible receivables to an entity that is a wholly owned and consolidated subsidiary of the Company. This entity in turn sells an undivided percentage ownership interest in such eligible receivables to LaSalle. Certain classes of receivables are not intended for sale to the entity, including, but not limited to, accounts receivable that are not eligible receivables under the program at the time of sale, receivables related to sales to certain foreign entities and receivables generated by sales to governmental entities other than the U.S. government. Costs related to this arrangement are included in interest expense.

        At May 31, 2004, accounts receivable sold under the program were $0. At May 31, 2003, accounts receivable sold under the program were $44,065 and the cash proceeds were $26,800. This resulted in a $26,800 reduction in accounts receivable on the May 31, 2003 consolidated balance sheet. The retained undivided interest of $17,265 as of May 31, 2003 is included in accounts receivable at fair value, which takes into consideration expected credit losses based on the specific identification of uncollectable accounts. Because substantially all accounts receivable sold carry 30-day payment terms, the retained interest at May 31, 2003 was not discounted.

Foreign Currency

        All balance sheet accounts of foreign subsidiaries transacting business in currencies other than the U.S. dollar are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss).

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse based on the number of entities and geographic regions, the majority are with the U.S. Government, its agencies and contractors and entities in the aviation/aerospace industry. We perform evaluations of payment experience, current financial condition and risk analysis. We typically require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions other than on normal trade terms.

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The carrying value of long-term debt bearing a variable interest rate approximates fair market value.

        Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods.

        The following is a summary of inventories:

	May 31,
	2004	2003
Raw materials and parts	$45,823	$45,702
Work-in-process	20,419	22,604
Purchased aircraft, parts, engines and components held for sale	140,657	151,588

	$206,899	$219,894

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

        Our aircraft and engine portfolio includes 8 narrow-body and 2 wide-body aircraft and several types of engines, certain of which were acquired prior to September 11, 2001. Demand and lease rates for many of these assets have not returned to pre-September 11, 2001 levels. In accordance with SFAS No. 144, we are required to test for impairment of these assets and previously adjusted the carrying value for certain of these assets (see Note 2). When applying the provisions of SFAS No. 144 to our aircraft and engine portfolio, we have utilized certain assumptions when estimating future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Unfavorable differences between actual results and expected results could result in future impairments in our aircraft and engine lease portfolio.

        Each of the aircraft in our portfolio are on lease and we expect to re-lease these aircraft as the current lease expires. Future rent due to us under non-cancelable leases for aircraft and engines during each of the next four fiscal years is $12,182 in 2005, $7,329 in 2006, $1,693 in 2007 and $358 in 2008.

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

Leveraged Leases

        We are an equity participant in leveraged lease transactions. The equipment cost in excess of equity contribution is financed by third parties in the form of secured debt. Under the lease agreements, the third parties have no recourse against us for nonpayment of the obligations. The third-party debt is collateralized by the lessees' rental obligations and the leased equipment.

        We have ownership rights to the leased assets and are entitled to the tax deductions for depreciation on the leased assets and for interest on the secured debt financing.

Income taxes

        Income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes".

Statements of Cash Flows

        Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2004	2003	2002
Interest paid	$15,246	$17,604	$16,817
Income taxes paid	740	3,460	1,960
Income tax refunds and interest received	1,026	865	4,075
Noncash operating and financing activities:
Assets acquired with assumption of notes payable	$—	$36,025	$29,737

        During fiscal 2003, we purchased for nominal consideration our partner's 50% equity interest in a joint venture that owned a wide-body aircraft subject to non-recourse debt. As a result of the consolidation of the joint venture, the aircraft owned by the joint venture was recorded in our accounts for $36,025, which represented an amount equal to the historical cost of our investment in the joint venture, plus the nominal consideration paid to the other party, plus the amount of the non-recourse debt that was associated with the aircraft. See Note 8 for information concerning the assumption of notes payable in fiscal 2002.

Use of Estimates

        We have made estimates and utilized certain assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

New Accounting Standards

        In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft of Proposed Statement of Financial Accounting Standards, Share-Based Payment, an amendment of FASB Statement No. 123. This proposed Statement addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the service period, which would normally be the vesting period.

        If the proposed statement were adopted by us as currently proposed, it would require that compensation expense be recorded for employee stock options vesting or granted subsequent to May 31, 2005. The ultimate impact on diluted earnings per share of expensing stock options will be dependent upon the final pronouncement issued by the FASB, the method to be used for valuation of stock options determined by us and the amount of future stock option grants.

        Also in March 2004, the FASB issued Proposed FASB Staff Position No. FAS 106-b ("FSP"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor post-retirement health care plans that provide prescription drug benefits. The FSP will not have a material effect on us because we offer prescription drug benefits to approximately 40 retirees at May 31, 2004.

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

        Prior to September 11, 2001 we were executing our plan to reduce our investment in support of older generation aircraft in line with the commercial airlines' scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry, which brought about a rapid acceleration of those retirement plans. System-wide capacity was reduced by approximately 20%, and many airlines cancelled or deferred new aircraft deliveries. Based on management's assessment of these and other conditions, in the second quarter ended November 30, 2001, we reduced the value and provided loss accruals for certain of our inventories and engine leases which support older generation aircraft by $75,900, of which $57,900 was related to the Inventory and Logistic Services segment and $18,000 was related to the Aircraft and Engine Sales and Leasing segment.

        The fiscal 2002 writedown for the engine and airframe parts was determined by comparing the carrying value for inventory parts that support older generation aircraft to their net realizable value. In determining net realizable value, we assigned estimated sales prices taking into consideration historical selling prices and demand, as well as anticipated demand. The $11,400 writedown during fiscal 2002 for whole engines related to assets that are reported in the caption "Equipment on or available for short-term lease" and was determined by comparing the carrying value for each engine to an estimate of its undiscounted future cash flows. In those instances where there was a shortfall, the impairment was measured by comparing the carrying value to an estimate of the asset's fair market value. The loss accruals for engine operating leases were determined by comparing the scheduled purchase option prices to the estimated fair value of such equipment. In those instances where the scheduled purchase option price exceeded the estimated fair value, an accrual for the estimated loss was recorded (see Note 8).

        During the fourth quarter of fiscal 2003, we recorded additional impairment charges related to certain engine and airframe parts and whole engines in the amount of $5,360. The fiscal 2003 impairment charge was based upon an updated assessment of the net realizable values for certain engine and airframe parts and future undiscounted cash flows for whole engines. Of the $5,360 impairment charge recorded during fiscal 2003, $2,360 related to the Inventory and Logistic Services segment and $3,000 related to the Aircraft and Engine Sales and Leasing segment.

        A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by us during fiscal 2003 and fiscal 2002 are as follows:

	May 31, 2004	May 31, 2003	May 31, 2002	November 30, 2001
Net impaired inventory and engines	$51,500	$56,240	$75,600	$89,600

        Proceeds from sales of impaired inventory and engines for the twelve-month periods ended May 31, 2004 and 2003 were $7,300 and $12,100, respectively, and $15,600 for the six-month period ended May 31, 2002.

        In addition, we recorded special charges of $10,100 during the three-month period ended November 30, 2001. Of the $10,100 special charge, $5,700 related to an increase in the allowance for doubtful accounts to reflect the inability to recover certain receivables. The $5,700 charge to increase the allowance for doubtful accounts principally related to our assessment of prior estimates of recoveries from certain bankrupt airlines. We increased the allowance to give effect to the decline in values of aviation equipment that had been expected to be recovered from the bankrupt airlines. The increase in the allowance was classified as a special charge because the decline in values of the assets was attributable to the events of September 11, 2001.

        The remaining balance of the special charge related to a $1,500 severance accrual and a $2,900 other asset impairment charge. During the second quarter ended November 30, 2001 and in connection with overall cost savings initiatives, we reduced our work force by approximately 150 employees. Affected employees included management and salaried employees, salespersons and hourly employees at certain of our facilities. The $2,900 other asset impairment charge relates to an investment in marketable securities, which was written down to fair market value. In February 2002, we liquidated our position in this investment; proceeds received approximated net book value after taking into consideration the impairment charge.

3.    Financing Arrangements

  Short-Term Borrowings

        Our short-term borrowings at May 31, 2004 and 2003 were as follows:

	May 31,
	2004	2003
Short-term debt	$1,896	$24,000
Current maturities of long-term debt	760	35,729
Current maturities of non-recourse debt	736	32,527

	$3,392	$92,256

        During the fourth quarter of fiscal 2003, we entered into a secured revolving credit facility with Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, Inc. This facility replaced, in part, previous unsecured credit arrangements with three domestic banks which expired during the fourth quarter of fiscal 2003. The maximum amount available to us under this agreement is $30,000 and as of May 31, 2004 and 2003, the amount available was $22,449 and $24,800, respectively. This availability is based on a formula of qualifying assets and is secured by substantially all of our inventories and certain other assets. The term of the facility is three years, bears interest at LIBOR plus 300 basis points and carries a one-percent facility fee on the unused portion of the agreement. The amount outstanding under this agreement was $0 and $24,000 at May 31, 2004 and 2003, respectively.

        Short-term borrowing activity under our revolving credit facilities was as follows:

	For the Year Ended May 31,
	2004	2003	2002
Maximum amount borrowed	$24,008	$41,700	$80,000
Average daily borrowings	7,878	32,661	36,152
Average interest rate during the year	3.98%	3.4%	2.98%

        A summary of our recourse and non-recourse long-term debt was as follows:

	May 31,
	2004	2003
Recourse debt:
Notes payable due October 15, 2003 with interest at 7.25% payable semi-annually on April 15 and October 15	$—	$22,600
Notes payable with interest at 8.0%, due in equal installments on October 15, 2004, 2005 and 2006	—	16,900
Notes payable due June 29, 2005 with interest at 4.6% payable monthly	—	21,291
Notes payable due December 15, 2007 with interest at 6.875% payable semi-annually on June 15 and December 15	54,370	60,000
Notes payable due May 15, 2008 with interest at 7.98% payable semi-annually on June 1 and December 1	20,000	20,000
Mortgage due July 1, 2008 with interest at 6.25%	10,627	—
Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	55,000	55,000
Convertible notes payable due February 1, 2024 with interest at 2.875% payable semi-annually on February 1 and August 1	75,000	—
Other, primarily industrial revenue bonds, (secured by trust indentures on property, plant and equipment) with weighted average interest of approximately 1.25% to 6.65% at May 31, 2004	3,197	4,596

Total recourse debt	218,194	200,387
Current maturities of recourse debt	(760)	(35,729)

Long-term recourse debt	$217,434	$164,658

Non-recourse debt:
Non-recourse note payable due July 2005 with interest at 5.25%	$31,968	$32,527
Current maturities of non-recourse debt	(736)	(32,527)

Long-term non-recourse debt	$31,232	$—

        On July 1, 2003, we completed an $11,000 financing secured by a mortgage on our Wood Dale, Illinois facility. The term of the financing is five years utilizing a fifteen-year amortization with a LIBOR-based interest rate of no less than 6.25%. At May 31, 2004, the net book value of our Wood Dale, Illinois facility is $15,580.

        On February 3, 2004 we completed the sale of $75,000 principal amount of convertible senior notes. The notes are due February 1, 2024 unless earlier redeemed, repurchased or converted, and bear interest at 2.875% payable semiannually on February 1 and August 1.

        The notes are convertible into shares of AAR common stock based on a conversion rate of 53.7924 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.59 per share, under the following circumstances: (i) on any business day up to the maturity date, if the closing sale price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the eleventh trading day of any fiscal quarter is greater than

120% of the applicable conversion price on the eleventh trading day of that quarter; (ii) at any time after February 1, 2019, if the closing price of AAR common stock on any trading day after February 1, 2019, is greater than 120% of the then applicable conversion price; (iii) at any time until February 1, 2019, during the five consecutive business day period in which the trading price for a note for each day of that trading period was less than 98% of the closing sale price of our common stock on such corresponding trading day multiplied by the application conversion rate; (iv) we call the notes for redemption; (v) during any period in which the credit rating assigned to our long-term senior debt by Moody's Investor Services is below Caa1 and by Standard & Poor's Rating Services is below B, the credit rating assigned to our long-term senior debt is suspended or withdrawn by both such rating agencies, or neither rating agency is rating our long-term senior debt; or (vi) specified corporate transactions occur.

        We may redeem for cash all or a portion of the notes at any time on or after February 1, 2008 at specified redemption prices. Holders of the notes have the right to require us to repurchase in cash all or any portion of the notes on February 1, 2010, 2014 and 2019. In each case, the repurchase price payable will be equal to 100% of the principal amount of the notes to be repurchased, plus accrued interest and unpaid interest and liquidated damages, if any, to, but not including, the date of repurchase.

        The notes are senior, unsecured obligations and rank equal in right of payment with all other unsecured and unsubordinated indebtedness. Costs associated with this transaction were $2,585 and are being amortized over a six-year period.

        Net proceeds from this transaction were $72,415 and were used in part to repurchase $35,000 of accounts receivable which had been sold under our accounts receivable securitization facility, to repay $16,900 of 8.0% notes prior to their maturity, to repay $4,000 outstanding under our revolving credit facility, to retire $13,426 of notes payable due in June 2005 and to retire $3,500 of notes payable due in December 2007.

        We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters. We are currently prohibited from paying dividends or purchasing our shares pursuant to the most restrictive financial covenant concerning consolidated retained earnings. We are in compliance with all financial covenants under our financing arrangements. The aggregate amount of long-term recourse debt maturing during each of the next five fiscal years is $760 in 2005, $792 in 2006, $831 in 2007, $75,241 in 2008 and $8,820 in 2009. Our long-term recourse debt was estimated to have a fair value of approximately $208,200 at May 31, 2004. The fair value was determined using available market information.

4.    Income Taxes

        The provision for income taxes includes the following components:

	For the Year Ended May 31,
	2004	2003	2002
Current:
Federal	$1,329	$293	$(2,832)
State	270	270	250

	1,599	563	(2,582)
Deferred	(3,396)	(7,643)	(36,708)

	$(1,797)	$(7,080)	$(39,290)

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

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition for transactions between financial reporting and income tax purposes and consist of the following components:

	May 31,
	2004	2003
Deferred tax assets-current attributable to:
Inventory costs	$31,129	$30,594
Employee benefits (accruals)	(5,109)	(3,234)
Other	1,554	(70)

Total deferred tax assets-current	$27,574	$27,290

Deferred tax assets-noncurrent attributable to:
Postretirement benefits (liabilities)	$7,572	$9,013
Alternative minimum tax carryforwards, NOL carryforwards and foreign tax credit carryforwards	34,859	32,785
Valuation allowance	(1,576)	(939)

Total deferred tax assets-noncurrent	$40,855	$40,859

Total deferred tax assets	$68,429	$68,149

Deferred tax liabilities attributable to:
Depreciation	$(50,612)	$(49,750)
Leveraged leases	(7,871)	(13,710)

Total deferred tax liabilities	$(58,483)	$(63,460)

Net deferred tax assets	$9,946	$4,689

        During fiscal 2004 and 2003, we established deferred tax valuation allowances of $637 and $939, respectively, related to certain foreign tax credit carryforwards. For the other deferred tax assets, we have determined that the realization of the deferred tax assets is more likely than not, and that a valuation allowance is not required based upon our prior history of operating earnings, the nature of certain of our deferred tax assets, our expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to depreciation.

        The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2004, 2003 and 2002, for the following reasons:

	For the Year Ended May 31,
	2004	2003	2002
Provision (benefit) for income taxes at the federal statutory rate	$597	$(6,820)	$(34,380)
Tax benefits on exempt earnings from export sales	(2,625)	(1,220)	(1,460)
State income taxes, net of federal benefit and refunds	175	176	(1,267)
Reduction in income tax accrued liabilities	(350)	—	(2,000)
Valuation allowance	637	939	—
Other, net	(231)	(155)	(183)

Provision (benefit) for income taxes as reported	$(1,797)	$(7,080)	$(39,290)

        During fiscal 2004 and 2002, we recorded reductions in income tax expense of $350 and $2,000, respectively. These adjustments represent the reversal of federal and state income tax accruals which were no longer considered required. The fiscal 2002 adjustment pertains primarily to amounts recorded during the fiscal years 1999 through 2001 related to incentives on exports and tax credits. A change in tax law effective in fiscal 2002 regarding the computation of export incentives, combined with previous experience with tax examinations, resulted in the reduction in the tax expense.

5.    Common Stock and Stock Options

        We have established stock option plans for our officers and key employees. Stock option awards under the AAR Stock Benefit Plan typically expire ten years from the date of grant or earlier upon termination of employment, become exercisable in five equal increments on successive grant anniversary dates at the New York Stock Exchange closing common stock price on the date of grant and are accompanied by reload features and, for certain individuals, stock rights exercisable in the event of a change in control of the Company.

        A summary of changes in stock options (in thousands) granted to officers, key employees and nonemployee directors under stock option plans for the three years ended May 31, 2004 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 31, 2001 (2,355 exercisable)	4,068	$16.79
Granted	937	14.95
Exercised	(129)	10.15
Surrendered/expired/cancelled	(628)	18.10

Outstanding, May 31, 2002 (2,495 exercisable)	4,248	16.51
Granted	943	8.45
Exercised	—	—
Surrendered/expired/cancelled	(589)	13.28

Outstanding, May 31, 2003 (2,754 exercisable)	4,602	15.27
Granted	1,524	9.32
Exercised	(785)	9.75
Surrendered/expired/cancelled	(187)	15.31

Outstanding, May 31, 2004 (3,390 exercisable)	5,154	$14.35

        The following table provides additional information regarding stock options (in thousands) outstanding as of May 31, 2004:

Option Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life of Options (Years)	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$3.06 – 12.25	2,090	7.5	731	$10.55
$12.26 – 18.38	1,958	5.1	1,607	$15.58
$18.39 – 24.50	1,079	4.0	1,025	$23.19
$24.51 – 30.63	27	2.0	27	$27.56

	5,154	5.8	3,390	$16.90

        The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restriction periods. The number of shares and the restricted period, which varies from three to ten years, are determined by the Compensation Committee of the Board of Directors. At the date of grant, the market value of the award (based on the New York Stock Exchange common stock closing price) is recorded in common stock and capital surplus; an offsetting amount is recorded as a component of stockholders' equity in unearned restricted stock awards. The number (in thousands) of restricted shares awarded to officers and key employees and the weighted average per share fair value of those shares are as follows:

	For the Year Ended May 31,
	2004	2003	2002
Shares of restricted stock granted	202	—	10
Weighted average per share fair value	$6.96	—	$8.70

        Compensation cost is included in results of operations over the vesting period. Expense (income) relating to outstanding restricted stock awards for the three-year period ended May 31, 2004 follows:

	For the Year Ended May 31,
	2004	2003	2002
Expense	$516	$330	$571
Forfeitures (income)	(17)	(111)	(802)

Net	$499	$219	$(231)

        The AAR CORP. Employee Stock Purchase Plan is open to our employees (other than officers, directors or participants in our other stock option plans) and permits employees to purchase common stock in periodic offerings through payroll deductions.

        All equity compensation plans have been approved by shareholders. The number of options and awards outstanding and available for grant or issuance for each of our stock plans are as follows (in thousands):

	May 31, 2004
	Outstanding	Available	Total
Stock Benefit Plan (officers, directors and key employees)	5,718	1,719	7,437
Employee Stock Purchase Plan	—	144	144

        Pursuant to a shareholder rights plan adopted in 1997, each outstanding share of our common stock carries with it a Right to purchase one and one half additional shares at a price of $83.33 per share. The Rights become exercisable (and separate from the shares) when certain specified events occur, including the acquisition of 15% or more of the common stock by a person or group (an "Acquiring Person") or the commencement of a tender or exchange offer for 15% or more of the common stock.

        In the event that an Acquiring Person acquires 15% or more of the common stock, or if we are the surviving corporation in a merger involving an Acquiring Person or if the Acquiring Person engages in certain types of self-dealing transactions, each Right entitles the holder to purchase for $83.33 per share (or the then-current exercise price), shares of our common stock having a market value of $166.66 (or two times the exercise price), subject to certain exceptions. Similarly, if we are acquired in a merger or other business combination or 50% or more of our assets or earning power is sold, each Right entitles the holder to purchase at the then-current exercise price that number of shares of common stock of the surviving corporation having a market value of two times the exercise price. The Rights do not entitle the holder thereof to vote or to receive dividends. The Rights will expire on August 6, 2007, and may be redeemed by us for $.01 per Right under certain circumstances.

        On September 21, 1990, the Board of Directors authorized us to purchase up to 1,500,000 shares (adjusted for a three-for-two stock split) of our common stock on the open market or through privately negotiated transactions. On October 13, 1999, the Board of Directors authorized us to purchase up to 1,500,000 additional shares of our common stock. As of May 31, 2004, we had purchased 1,745,000 shares of our common stock on the open market under these programs at an average price of $14.00 per share and have remaining authorization to purchase 1,255,000 shares (see Note 3).

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

        The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2004 (in thousands).

	For the Year Ended May 31,
	2004	2003	2002
Basic:
Net income (loss)	$3,504	$(12,410)	$(58,939)
Average shares of common stock outstanding	32,111	31,852	28,282
Earnings (loss) per share of common stock-basic	$0.11	$(0.39)	$(2.08)

Diluted:
Net income (loss)	$3,504	$(12,410)	$(58,939)
Average shares of common stock outstanding	32,111	31,852	28,282
Additional shares due to hypothetical exercise of stock options	281	—	—

Average shares of common stock outstanding-diluted	32,392	31,852	28,282
Earnings (loss) per share-diluted	$0.11	$(0.39)	$(2.08)

        At May 31, 2004 and 2003 respectively, stock options to purchase 3,234,000 and 4,571,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares.

        Common stock equivalents representing options to purchase 31,000 shares for year ended May 31, 2003 were not included in the computation of diluted earnings per share because to do so would have been antidilutive due to the net loss during the period.

7.    Employee Benefit Plans

        We have defined contribution and defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands. In addition, we provide postretirement health and life insurance benefits to eligible domestic employees.

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our existing defined benefit plan for substantially all domestic salaried employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

        Certain foreign operations of domestic subsidiaries also have a pension plan which is a defined benefit plan. Benefit formulas are based generally on years of service and compensation. It is the policy of these subsidiaries to fund at least the minimum amounts required by local laws and regulations.

        We provide our outside directors with benefits upon retirement on or after age 65 provided they have completed at least five years of service as a director. Benefits are paid quarterly in cash equal to 25% of the annual retainer fee payable to active outside directors. Payment of benefits commence upon retirement and continues for a period equal to the total number of years of the retired director's service up to a maximum of ten years, or death, whichever occurs first. In the fourth quarter of fiscal 2001, we terminated the plan for any new members of the Board of Directors elected after May 31, 2001.

        We also provide supplemental retirement and profit sharing benefits for current and former executives and key employees to supplement benefits provided by our other benefit plans. The plans are not funded and may require funding in the event of a change in control of the Company as determined by our Board of Directors.

        The following table sets forth the change in projected benefit obligations for all of our pension plans:

	May 31,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$77,425	$67,264
Service cost	2,834	2,726
Interest cost	4,483	4,458
Plan participants' contributions	223	213
Amendments	—	688
Net actuarial (gain) loss	(3,795)	7,184
Benefits paid	(4,126)	(5,108)

Benefit obligation at end of year	$77,044	$77,425

        The projected benefit obligation is measured at May 31 of each year using the following weighted average assumptions:

	May 31,
	2004	2003
Domestic plans:
Discount rate	6.50%	6.00%
Compensation increase rate	3.00	3.00
Non-domestic plans:
Discount rate	5.50%	5.25%
Compensation increase rate	3.25	3.25

        The following table sets forth the change in fair value of plan assets:

	May 31,
	2004	2003
Change in plan assets:
Fair value of plan assets at beginning of year	$51,431	$50,067
Actual return on plan assets	6,407	(564)
Employer contributions	6,899	6,823
Plan participants' contributions	223	213
Benefits paid	(4,126)	(5,108)

Fair value of plan assets at end of year	$60,834	$51,431

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2004	2003
Equity securities	65%	48%	45 – 65%
Fixed income securities	29	52	25 – 55%
Other (fund-of funds hedge fund)	6	—	0 – 20%

	100%	100%

        The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974 (ERISA). The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk and maintain a broad diversification across asset classes and among investment managers. Direct investments in our securities and the use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds and individual common stocks and in fiscal 2004, included an investment in a fund-of funds hedge fund.

        The assets of the non-domestic plan are invested in compliance with local laws and regulations and are comprised of insurance contracts and equity and fixed income mutual funds.

        To develop our expected long-term rate of return assumption on domestic plans, we use long-term historical return information for our targeted asset mix and current market conditions. The expected long-term rate of return assumption used in computing fiscal 2004 net periodic pension expense was 8.5% for the domestic plans and 6.5% for the non-domestic plan.

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing $4,000 to $7,000 during fiscal 2005.

        The following table sets forth all of the defined benefit plan's funded status and the amount recognized in our Consolidated Balance Sheets:

	May 31,
	2004	2003
Funded status	$(16,210)	$(25,994)
Unrecognized actuarial losses	25,886	31,800
Unrecognized prior service cost	1,773	2,146
Unrecognized transitional obligation	67	151

Prepaid pension costs	$11,516	$8,103

        A minimum pension liability adjustment is required when the actuarial present value of accumulated plan benefits exceeds plan assets and accrued pension liabilities. During fiscal 2003, we recorded a $14,334 increase to the minimum pension liability, and $9,270, net of tax, was reported as a component of comprehensive income (loss). During fiscal 2004, we reduced the minimum pension liability by $3,909, and $2,677, net of tax, was reported as a component of comprehensive income.

        Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2004	2003	2002
Service cost	$2,834	$2,726	$2,767
Interest cost	4,483	4,458	4,427
Expected return on plan assets	(4,886)	(4,804)	(4,901)
Amortization of prior service cost	298	290	393
Recognized net actuarial loss	1,392	504	112
Transitional obligation	89	92	89
Curtailment	—	—	311

	$4,210	$3,266	$3,198

        A summary of the weighted average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2004	2003	2002
Domestic plans:
Discount rate	6.00%	7.25%	7.75%
Rate of compensation increase	3.00	4.00	4.50
Expected long-term return on plan assets	8.50	9.00	10.00
Non-domestic plans:
Discount rate	5.25%	6.00%	6.00%
Rate of compensation increase	3.25	4.00	4.00
Expected long-term return on plan assets	6.50	6.50	6.50

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 50% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation. Company contributions vest on a pro-rata basis during the first three years of employment. During fiscal 2003, Company matching contributions to our defined contribution plan were suspended due to the operating performance of the Company. Expense charged to results of operations for Company matching contributions was $0, $457 and $1,391 in fiscal 2004, 2003 and 2002, respectively.

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible employees and retirees. The postretirement plans are unfunded, and we have the right to modify or terminate any of these plans in the future, in certain cases, subject to union bargaining agreements. In fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees.

        Postretirement benefit expense for the years ended May 31, 2004, 2003 and 2002 included the following components:

	For the Year Ended May 31,
	2004	2003	2002
Interest cost	$47	$58	$97
Amortization of prior service cost	8	7	16

	$55	$65	$113

        The funded status of the plans at May 31, 2004 and 2003 was as follows:

	May 31,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$847	$1,340
Interest cost	47	58
Benefits paid	(120)	(116)
Unrecognized actuarial loss	476	50
Amendment	—	(485)
Plan participants' contributions	—	—

Benefit obligation at end of year	$1,250	$847

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	120	116
Benefits paid	(120)	(116)
Plan participants' contributions	—	—

Fair value of plan assets at end of year	$—	$—

Funded status	$(1,250)	$(847)
Unrecognized actuarial gain (loss)	504	(22)
Unrecognized prior service cost	63	70

Accrued postretirement costs	$(683)	$(799)

        The assumed discount rate used to measure the accumulated postretirement benefit obligation was 6.5% at May 31, 2004 and 6.0% at May 31, 2003. The assumed rate of future increases in healthcare costs was 10.0% and 9.0% in fiscal 2004 and 2003, respectively, declining to 5.0% by the year 2010 and remaining at that rate thereafter. A one percent increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $46 as of May 31, 2004, and would not result in a significant change to the annual postretirement benefit expense.

8.    Aviation Equipment Operating Leases

        From time to time we lease aviation equipment (engines and aircraft) from lessors under arrangements that are classified as operating leases. We may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which we are the lessee are one year with options to renew annually at our election. If we elect not to renew a lease or the lease term expires, we will purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow us to purchase the equipment at any time during a lease at its scheduled purchase option price. The scheduled purchase option values were $30,097 and $33,783 at May 31, 2004 and 2003.

        In those instances in which we anticipate that we will purchase aviation equipment and the scheduled purchase option price will exceed the fair value of such equipment, we record an accrual for loss. The accrual for loss was $5,800 at May 31, 2004 and 2003.

        During the fourth quarter of fiscal 2002, we purchased the equity interest in $31,080 of aviation equipment which we previously accounted for as operating leases. As a result, the amount was recorded as an asset on the May 31, 2002 Consolidated Balance Sheet. The lease obligations for these assets, owing to the lessor, converted to a term loan upon the purchase in the amount of $29,737, which was also recorded on the May 31, 2002 Consolidated Balance Sheet. During fiscal 2004, this term loan was retired.

9.    Commitments and Contingencies

        On October 3, 2003, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases". Net proceeds from the sale of the facility were $13,991 and the cost and related accumulated depreciation of the facility of $9,472 and $4,595, respectively, were removed from the balance sheet. The gain realized of $9,114 on the sale has been deferred and is being amortized over the 20-year lease term in accordance with SFAS No. 13. The deferred gain is included in the caption "Deferred income and other" on the Consolidated Balance Sheet.

        In addition to the aviation equipment operating leases and the Garden City lease, we lease other facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2023. Future minimum payments under all operating leases at May 31, 2004 are as follows:

	Future Minimum Payments
Year	Facilities and Equipment	Aviation Equipment
2005	$5,902	$10,471
2006	5,220	6,783
2007	4,799	14,442
2008	3,915	—
2009 and thereafter	30,226	—

        Rental expense during the past three fiscal years was as follows:

	For the Year Ended May 31,
	2004	2003	2002
Facilities and Equipment	$8,193	$6,597	$7,688
Aviation Equipment	3,051	3,117	6,558

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2004 was approximately $10,952.

        We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business (see Item 3 Legal Proceedings). In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

10.    Investment in Leveraged Leases

        Occasionally, we acquire aircraft under leases that qualify for leveraged lease accounting treatment. Typically, these are long-term leases of late-model aircraft operated by major carriers where we are an equity participant of at least 20% and there is a third-party provider of non-recourse debt for the remaining equipment cost.

        During the lease term we are required, in accordance with SFAS No. 13, "Accounting for Leases", to adjust the elements of the investment in leveraged leases to reflect changes in important economic assumptions, such as the renegotiation of the interest rate on the non-recourse debt or changes in income tax rates.

        During the second quarter of fiscal 2004, three of our leveraged leases expired. At that time, we entered into operating leases with a term of two years with the same carrier for each of the three aircraft. As a result, the remaining asset values of the aircraft were reclassified on the Consolidated Balance Sheet from "Investment in leveraged leases" to "Equipment on long-term lease".

        Our net investment in leveraged leases is comprised of the following elements:

	May 31,
	2004	2003
Rentals receivable (net of principal and interest on the non-recourse debt)	$5,344	$7,870
Estimated residual value of leased assets	9,000	25,573
Unearned and deferred income	(4,803)	(6,049)

	9,541	27,394
Deferred taxes	(7,871)	(13,710)

Net investment in leveraged leases	$1,670	$13,684

        Pretax income from leveraged leases was $1,246, $2,743 and $2,523 in fiscal 2004, 2003 and 2002, respectively.

11.    Joint Ventures

        Since fiscal 2002, we have owned a 50% equity interest in a joint venture. The remaining 50% equity interest was owned by a major U.S. financial institution. The joint venture owned one wide-body aircraft on lease to a major foreign carrier and financed the purchase of the aircraft primarily with debt that was without recourse to the joint venture and to the joint venture partners. The joint venture was accounted for under the equity method of accounting.

        In May 2004, the lease with the carrier expired. Although the joint venture was successful in re-leasing the aircraft to a different carrier, we agreed to assign our rights to the aircraft to the non-recourse debt holder. Accordingly, we recorded a $1,269 pre-tax charge in May 2004 representing the write-off of our equity investment in the joint venture.

        The following table provides summarized joint venture financial information at May 31, 2004 and May 31, 2003.

	May 31,
	2004	2003
Total assets	$—	$39,244
Total non-recourse debt	—	36,028

Net assets of joint venture	$—	$3,216

AAR CORP.'s 50% equity interest in joint venture	$—	$1,608

        In June 2004, we entered into an agreement with a global financial institution establishing a limited liability company. Our equity interest in this limited liability company is 50% and the primary business of this venture is the acquisition, ownership, lease and disposition of commercial aircraft.

12.    Other Noncurrent Assets

        At May 31, 2004 and 2003, other noncurrent assets consisted of the following:

	May 31,
	2004	2003
Notes receivable	$13,259	$10,156
Investment in aviation equipment	9,123	10,119
Cash surrender value of life insurance	6,146	5,426
Debt issuance costs	4,022	1,491
Licenses and rights	3,349	3,973
Investment in joint ventures	—	1,608
Other	21,090	17,330

	$56,989	$50,103

13.    Business Segment Information

Segment Reporting

        We are a leading provider of value-added products and services to the global aviation/aerospace industry. We report our activities in four business segments: Inventory and Logistic Services; Maintenance, Repair and Overhaul; Manufacturing; and Aircraft and Engine Sales and Leasing.

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

        Sales in the Maintenance, Repair and Overhaul segment are derived from the repair and overhaul of a wide range of commercial and military aircraft engine and airframe parts, landing gear and components, aircraft maintenance and storage, and the repair, overhaul and sale of parts for industrial gas and steam turbine operators. Cost of sales consists principally of cost of product (primarily replacement aircraft parts), direct labor and overhead.

        Sales in the Manufacturing segment are derived from the manufacture and sale of a wide array of containers, pallets and shelters used to support the U.S. Military's tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military applications and advanced composite materials and components for aerospace and industrial use. Cost of sales consists principally of the cost of product, direct labor and overhead.

        Sales in the Aircraft and Engine Sales and Leasing segment are derived from the sale and lease of commercial aircraft and engines and technical and advisory services. Cost of sales consists principally of cost of product (aircraft and engines), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

        The accounting policies for the segments are the same as those described in Note 1. Our chief decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments. The expenses and assets related to corporate activities are not allocated to the segments.

        Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment is as follows:

	For the Year Ended May 31,
	2004	2003	2002
Net sales:
Inventory and Logistic Services	$253,958	$246,031	$258,067
Maintenance, Repair and Overhaul	216,483	205,666	216,727
Manufacturing	151,310	119,871	99,558
Aircraft and Engine Sales and Leasing	30,207	34,769	64,369

	$651,958	$606,337	$638,721

	For the Year Ended May 31,
	2004	2003	2002
Gross profit, before consideration of impairment charges (see Note 2):
Inventory and Logistic Services	$41,577	$32,756	$32,135
Maintenance, Repair and Overhaul	24,980	26,003	32,417
Manufacturing	29,390	18,775	12,799
Aircraft and Engine Sales and Leasing	4,760	4,884	12,397

	$100,707	$82,418	$89,748

	May 31,
	2004	2003	2002
Total assets:
Inventory and Logistic Services	$162,608	$190,693	$208,515
Maintenance, Repair and Overhaul	172,114	191,097	190,438
Manufacturing	86,313	63,044	73,791
Aircraft and Engine Sales and Leasing	165,098	158,103	146,941
Corporate	123,159	83,684	90,514

	$709,292	$686,621	$710,199

	For the Year Ended May 31,
	2004	2003	2002
Capital expenditures:
Inventory and Logistic Services	$1,394	$572	$627
Maintenance, Repair and Overhaul	4,557	6,853	8,316
Manufacturing	3,855	1,764	1,684
Aircraft and Engine Sales and Leasing	32	—	2
Corporate	448	741	1,483

	$10,286	$9,930	$12,112

	For the Year Ended May 31,
	2004	2003	2002
Depreciation and amortization:
Inventory and Logistic Services	$2,508	$2,446	$2,646
Maintenance, Repair and Overhaul	7,306	7,568	7,068
Manufacturing	3,594	3,468	4,040
Aircraft and Engine Sales and Leasing	8,756	9,580	4,745
Corporate	4,516	4,110	3,997

	$26,680	$27,172	$22,496

        The following table reconciles segment gross profit to consolidated income (loss) before provision for income taxes.

	For the Year Ended May 31,
	2004	2003	2002
Segment gross profit	$100,707	$82,418	$89,748
Cost of sales-impairment charges	—	(5,360)	(75,900)
Selling, general and administrative and other	(81,929)	(78,845)	(85,037)
Special charges	—	—	(10,100)
Interest expense	(18,819)	(19,539)	(19,798)
Interest income	1,748	1,836	2,858

Income (loss) before provision for income taxes	$1,707	$(19,490)	$(98,229)

        No single non-government customer represents 10% or more of total sales in any of the last three fiscal years. Sales to the U.S. Government, its agencies and its contractors by segment are as follows:

	For the Year Ended May 31,
	2004	2003	2002
Inventory and Logistic Services	$60,468	$40,925	$28,489
Maintenance, Repair and Overhaul	37,031	44,163	65,832
Manufacturing	125,059	85,103	66,992
Aircraft and Engine Sales and Leasing	—	—	1,860

	$222,558	$170,191	$163,173

Percentage of total sales	34.1%	28.1%	25.5%

Geographic Data

	May 31,
	2004	2003
Long-lived assets:
United States	$264,987	$278,551
Europe	11,932	11,480
Other	169	178

	$277,088	$290,209

        Export sales from our U.S. operations to unaffiliated customers, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $111,902 (17.2% of total sales), $142,403 (23.5% of total sales) and $134,809 (21.1% of total sales) in fiscal 2004, 2003 and 2002, respectively.

14.    Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2004 and 2003 follows.

	Fiscal 2004
Quarter			Net Income (Loss)	Diluted Earnings (Loss) Per Share
	Sales	Gross Profit
First	$152,114	$21,116	$(1,996)	$(0.06)
Second	159,519	25,130	916	0.03
Third	161,151	26,573	2,012	0.06
Fourth	179,174	27,888	2,572	0.08

	$651,958	$100,707	$3,504	$0.11

	Fiscal 2003
Quarter			Net Income (Loss)	Diluted Earnings (Loss) Per Share
	Sales	Gross Profit
First	$151,165	$17,765	$(4,879)	$(0.15)
Second	153,051	22,930	(663)	(0.02)
Third	156,992	24,525	651	0.02
Fourth	145,129	11,838	(7,519)	(0.24)

	$606,337	$77,058	$(12,410)	$(0.39)

        See Note 2 for a description of impairment charges recorded during the fourth quarter of fiscal 2003.

15.    Allowance for Doubtful Accounts

	May 31,
	2004	2003	2002
Balance, beginning of year	$8,663	$10,624	$11,016
Provision charged to operations	2,771	3,140	2,697
Special charge (see Note 2)	—	—	5,700
Deductions for accounts written off, net of recoveries	(5,124)	(5,101)	(8,789)

Balance, end of year	$6,310	$8,663	$10,624

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of May 31, 2004, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner.

        There were no changes to internal control over financial reporting during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption "Board of Directors" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

        Information regarding the identification of the Audit Committee as a separately-designated standing committee of the Board is set forth in our definitive proxy statement in the section entitled "Board Committees," and information regarding the status of one or more members of the Audit Committee being an "audit committee financial expert" is set forth in our definitive proxy statement in the section entitled "Board Committees," which information is incorporated herein by reference.

        Information regarding our Code of Business Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance Information" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the captions "Executive Compensation and Other Information" (but excluding the following sections thereof: "Compensation Committee's Report on Executive Compensation" and "Stockholder Return Performance Graph"); "Employment and Other Agreements" and "Directors' Compensation" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The number of shares (in thousands) to be issued upon exercise and the number of shares remaining available for future issuance under our equity compensation plans at May 31, 2004 were as follows:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,154	$14.35	1,719
Equity compensation plans not approved by security holders	—	—	—

Total	5,154	$14.35	1,719

        The information required by this item is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Principal Accountant Fees and Services" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Disclosures

Page
Report of Independent Registered Public Accounting Firm	19
Financial Statements—AAR CORP. and Subsidiaries:
Consolidated Statements of Operations for the three years ended May 31, 2004	21
Consolidated Balance Sheets as of May 31, 2004 and 2003	22-23
Consolidated Statements of Stockholders' Equity for the three years ended May 31, 2004	24
Consolidated Statements of Cash Flows for the three years ended May 31, 2004	25
Notes to Consolidated Financial Statements	26-53
Selected quarterly data (unaudited) for the years ended May 31, 2004 and 2003 (Note 14 of Notes to Consolidated Financial Statements)	53

Exhibits

        The Exhibits filed as part of this report are set forth in the Exhibit Index contained elsewhere herein. Management contracts and compensatory arrangements have been marked with an asterisk (*) on the Exhibit Index.

Reports on Form 8-K

        On March 17, 2004, we filed a current report on Form 8-K reporting under Item 12 that we had issued a press release announcing financial results for the third fiscal quarter ended February 29, 2004.

        On April 12, 2004, we filed a current report on Form 8-K reporting under Item 12 that we had issued a press release announcing that in conjunction with the filing of our Form 10-Q for the quarter ended February 29, 2004, we recorded an additional expense resulting from an unfavorable Court ruling relating to an engine lease transaction.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AAR CORP. (Registrant)
Date: July 21, 2004
	By:	/s/ DAVID P. STORCH David P. Storch President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRA A. EICHNER Ira A. Eichner	Chairman of the Board Director	July 21, 2004
/s/ DAVID P. STORCH David P. Storch	President and Chief Executive Officer; Director (Principal Executive Officer)	July 21, 2004
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	Vice President and Chief Financial Officer (Principal Financial Officer)	July 21, 2004
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President and Controller (Principal Accounting Officer)	July 21, 2004
/s/ A. ROBERT ABBOUD A. Robert Abboud	Director	July 21, 2004
/s/ JAMES G. BROCKSMITH, JR. James G. Brocksmith, Jr.	Director	July 21, 2004
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	July 21, 2004
/s/ JAMES E. GOODWIN James E. Goodwin	Director	July 21, 2004
/s/ JOEL D. SPUNGIN Joel D. Spungin	Director	July 21, 2004
/s/ MARC J. WALFISH Marc J. Walfish	Director	July 21, 2004

EXHIBIT INDEX

	Index		Exhibits

3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation; Amendments thereto dated November 3, 1987, October 19, 1988, October 16, 1989 and November 3, 1999 (filed herewith).
		3.2	By-Laws as amended. Amendment thereto dated April 12, 1994, January 13, 1997, July 16, 1992, April 11, 2000 and May 13, 2002 (filed herewith).
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation and Amendments (see Exhibit 3.1).
		4.2	By-Laws as amended (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and the First National Bank of Chicago dated July 8, 1997[10] and amended October 16, 2001.[15]
4.4
Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[3] First Supplemental Indenture thereto dated August 26, 1991;[4] Second Supplemental Indenture thereto dated December 10, 1997.[11]
		4.5	Officers' certificates relating to debt securities dated October 24, 1989,[7] October 12, 1993,[7] December 15, 1997[19] and May 31, 2002.[19]
4.6
Revolving Loan Agreement dated April 11, 2001 between Registrant and LaSalle Bank National Association[16] amended November 30, 2001,[17] April 22, 2002,[17] June 6, 2002,[17] March 10, 2003,[18] March 21, 2003,[18] May 9, 2003,[19] June 26, 2003[19] and March 2, 2004 (filed herewith).
		4.7	Note Purchase Agreement dated May 1, 2001 between Registrant and various purchasers, relating to the issuance of debt securities to institutional investors.[16]
4.8
Credit Agreement dated May 29, 2003 between Registrant and various subsidiaries and Merrill Lynch Capital and various additional lenders from time to time who are parties thereto,[19] as amended January 23, 2004 (filed herewith).
		4.9	Loan and Security Agreement dated July 1, 2003 between Registrant's subsidiary, AAR Wood Dale LLC and Fremont Investment Loan.[19]
		4.10	Form of 2.875% Senior Convertible Note.[22]
		4.11	Indenture between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated February 3, 2004.[22]

		4.12	Registration Rights Agreement between AAR CORP. and Goldman, Sachs & Co., as representative of the several Purchasers, dated February 3, 2004.[22]
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*	Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[15] as amended June 27, 2003.[19]
10.2*
Death Benefit Agreement dated August 24, 1984 between the Registrant and Ira A. Eichner.[5] Amendments thereto dated August 12, 1988,[2] May 25, 1990[12] and October 9, 1996,[12] and his agreement to terminate such Death Benefit Agreement dated May 30, 1999.[12]
10.3*
Further Restated and Amended Employment Agreement dated August 1, 1985 between the Registrant and Ira A. Eichner.[1] Amendments thereto dated August 12, 1988,[2] May 25, 1990,[9] July 13, 1994, [9] October 9, 1996[12] and May 31, 1999.[12]
		10.4*	Trust Agreement dated August 12, 1988 between the Registrant and Ira A. Eichner[2] and amendments thereto dated May 25, 1990,[9] February 4, 1994,[8] October 9, 1996[12] and May 31, 1999.[12]
		10.5*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[6] amended May 26, 2000[13] and April 10, 2001.[16]
		10.6*	AAR CORP. Amended and Restated Supplemental Key Employee Retirement Plan, dated May 4, 2000,[13] amended April 10, 2001,[16] October 10, 2001,[17] October 10, 2002,[18] December 18, 2002[18] and July 1, 2003.[20]
		10.7*	Amended and Restated Employment Agreement dated July 14, 1998 between the Registrant and David P. Storch[13] and amended July 10, 2001.[14]
		10.8*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Howard A. Pulsifer.[13]
		10.9*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[16]
		10.10*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko.[13]
		10.11*	Amended and Restated AAR CORP. Nonemployee Directors' Deferred Compensation Plan, dated April 8, 1997, amended May 26, 2000,[13] December 18, 2002[18] and July 1, 2003.[20]

		10.12*	Severance and Change in Control Agreement dated January 14, 2000 between the Registrant and James J. Clark.[18]
		10.13
			Purchase and Sale Agreement dated March 21, 2003 between AAR Distribution, Inc., AAR Parts Trading, Inc., AAR Manufacturing, Inc., AAR Engine Services, Inc., AAR Allen Services, Inc., the Registrant as Initial Servicer and AAR Receivables Corporation II.[18]
		10.14
			Receivables Purchase Agreement dated March 21, 2003 between AAR Receivables Corporation II, the Registrant individually and as Initial Servicer, the Financial Institutions from time to time Parties hereto and LaSalle Business Credit, LLC, [18] amended November 30, 2003 and February 27, 2004 (filed herewith).
		10.15	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[21]
		10.16
			Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[21]
		10.17*	Consulting Agreement dated June 1, 1999 between the Registrant and Ira A. Eichner amended June 1, 2003.[23]
		10.18*	Severance and Change in Control Agreement dated April 1, 2003 between AAR Manufacturing, Inc. and Mark McDonald.[23]
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 21, 2004 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).
		31.2	Section 302 Certification dated July 21, 2004 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 21, 2004 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 21, 2004 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

Notes:

  1
  Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1986.

  2
  Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

  3
  Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1989.

  4
  Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3 filed August 27, 1991.

  5
  Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1985.

  6
  Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

  7
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

  10
  Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 4, 1997.

  11
  Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3 filed December 10, 1997.

  12
  Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

  13
  Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

  14
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

  17
  Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

  18
  Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

  19
  Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

  20
  Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2003.

  21
  Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

  22
  Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 3, 2004.

  23
  Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS (Dollars in thousands)
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS (Dollars in thousands)
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Dollars in thousands, except per share amounts)
  ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per share amounts)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX