Form 10-Q
period 2004-08-31
AAR CORP
filed 2004-10-01
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2004

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

As of September 24, 2004, there were 32,246,173 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended August 31, 2004
Table of Contents

PART I, ITEM 1 – FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of August 31, 2004 and May 31, 2004
(In thousands)

	August 31, 2004	May 31, 2004
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash and cash equivalents	$26,802	$41,010
Accounts receivable, less allowances of $6,082 and $6,310, respectively	97,306	104,661
Inventories	209,052	206,899
Equipment on or available for short-term lease	39,611	40,346
Deposits, prepaids and other	14,858	11,714
Deferred tax assets	27,574	27,574
Total current assets	415,203	432,204
Property, plant and equipment, net	81,473	81,866
Other assets:
Investments in leveraged leases	9,193	9,541
Goodwill, net	44,408	44,421
Equipment on long-term lease	89,515	84,271
Other	59,512	56,989
	202,628	195,222
	$699,304	$709,292

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of August 31, 2004 and May 31, 2004
(In thousands)

	August 31, 2004	May 31, 2004
	(Unaudited)	(Audited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$1,896	$1,896
Current maturities of long-term debt	1,872	760
Current maturities of non-recourse long-term debt	31,834	736
Accounts payable	59,078	57,582
Accrued liabilities	63,795	70,287
Total current liabilities	158,475	131,261
Long-term debt, less current maturities	207,708	217,434
Non-recourse debt	—	31,232
Deferred tax liabilities	17,331	17,628
Retirement benefit obligation	683	683
Deferred income and other	11,905	9,370
	237,627	276,347
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 34,528 and 34,525 shares, respectively	34,528	34,525
Capital surplus	172,674	172,681
Retained earnings	149,063	146,776
Treasury stock, 2,285 and 2,280 shares at cost, respectively	(36,087)	(36,030)
Unearned restricted stock awards	(1,230)	(1,376)
Accumulated other comprehensive income (loss) -
Cumulative translation adjustments	(2,501)	(1,647)
Minimum pension liability	(13,245)	(13,245)
	303,202	301,684
	$699,304	$709,292

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended August 31, 2004 and 2003
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31,
	2004	2003
Sales:
Sales from products and leasing	$146,094	$131,038
Sales from services	19,959	21,076
	166,053	152,114

Cost and operating expenses:
Cost of products and leasing	123,849	113,003
Cost of services	15,589	17,995
Selling, general and administrative and other	20,447	19,648
	159,885	150,646

Operating income	6,168	1,468

Interest expense	(3,500)	(4,913)
Interest income	283	375

Income (loss) before provision for income taxes	2,951	(3,070)

Provision (benefit) for income taxes	665	(1,074)

Net income (loss)	$2,286	$(1,996)

Earnings (loss) per share of common stock - basic	$0.07	$(0.06)
Earnings (loss) per share of common stock - diluted	$0.07	$(0.06)

Weighted average common shares outstanding - basic	32,243	31,850
Weighted average common shares outstanding - diluted	32,594	31,850

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended August 31, 2004 and 2003
(Unaudited)
(In thousands)

	Three Months Ended August 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,286	$(1,996)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	6,785	6,768
Deferred taxes	(297)	(1,292)
Changes in certain assets and liabilities:
Accounts receivable	9,195	(7,009)
Inventories	(2,615)	11,201
Equipment on or available for short-term lease	(303)	4,137
Equipment on long-term lease	2,361	146
Accounts payable	1,567	3,265
Accrued liabilities and taxes on income	(6,509)	(4,625)
Other, primarily prepaids	(6,918)	(1,560)
Net cash provided from operating activities	5,552	9,035

Cash flows from investing activities:
Property, plant and equipment expenditures	(3,604)	(1,786)
Proceeds from disposal of assets	4	20
Leveraged leases	348	944
Other	(2,248)	(904)
Net cash used in investing activities	(5,500)	(1,726)

Cash flows from financing activities:
Proceeds from borrowings	—	13,959
Reduction in borrowings	(14,248)	(17,673)
Financing costs	(3)	(852)
Net cash used in financing activities	(14,251)	(4,566)

Effect of exchange rate changes on cash	(9)	32

Increase (decrease) in cash and cash equivalents	(14,208)	2,775

Cash and cash equivalents, beginning of period	41,010	29,154

Cash and cash equivalents, end of period	$26,802	$31,929

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended August 31, 2004 and 2003
(Unaudited)
(In thousands)

	Three Months Ended August 31,
	2004	2003

Net income (loss)	$2,286	$(1,996)

Other comprehensive income (loss) - Foreign currency translation	(854)	(2,590)

Total comprehensive income (loss)	$1,432	$(4,586)

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2004
(Unaudited)
(In thousands)

Note A – Basis of Presentation

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise.  The accompanying condensed consolidated financial statements include the accounts of AAR and its subsidiaries after elimination of intercompany accounts and transactions.

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The condensed consolidated balance sheet as of May 31, 2004 has been derived from audited financial statements.  To prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2004 and the condensed consolidated results of operations, cash flows and comprehensive income for the three-month periods ended August 31, 2004 and 2003.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B – Stock-Based Employee Compensation Plans

We have an employee stock option plan which we account for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost related to our stock option plan is reflected in net income, as each option granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Accounting Financial Standards (“SFAS”) No. 123 to the Company’s stock option plans (in thousands, except per share amounts).

		Three Months Ended August 31,
		2004	2003
Net income (loss) as reported		$2,286	$(1,996)
Add: Stock-based compensation expense included in net income as reported, net of tax		62	35
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax		(674)	(717)
Pro forma net income (loss)		$1,674	$(2,678)

Earnings (loss) per share – basic:	As reported	$0.07	$(0.06)
	Pro forma	$0.05	$(0.08)
Earnings (loss) per share – diluted:	As reported	$0.07	$(0.06)
	Pro forma	$0.05	$(0.08)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three months ended August 31, 2004 and 2003:

	Three Months Ended August 31,
	2004	2003
Risk-free interest rate	3.8%	3.1%
Expected volatility of common stock	63.9%	66.9%
Dividend yield	0.0%	0.0%
Expected option term in years	4.0	4.0

Note C – New Accounting Standards

In June 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a tentative conclusion with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.”  The tentative conclusion requires companies to account for contingently convertible debt using the “if converted” method set forth in SFAS No. 128 “Earnings Per Share,” for calculating diluted earnings per share.  Contingently convertible debt would be included in diluted earnings per share as if the debt had been converted into common stock.  If adopted in its current form, the application of this standard may result in a reduction of diluted earnings per share.

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

Note E – Interest Expense

During the first quarter, we retired $6,890 of 6.875% notes payable due in December 2007 and $8,000 of 2.875% convertible notes due in February 2024.  The notes were repurchased for $13,638, and we charged $257 of related capitalized financing costs to operations, resulting in a net gain of $995.

In April 2004, we received an unfavorable court ruling pertaining to a counterclaim for damages filed by us for a breach of contract by the lessee of one of our aircraft engines.  The court’s ruling obligated us to return funds we had drawn on a letter of credit posted by the lessee, plus interest.  As a result of the court’s ruling, we increased our reserve for this matter by $1,600 during the third quarter of fiscal 2004.  In August 2004, the court issued its ruling with respect to the interest component of the award.  As a result we increased our reserve by $500 for additional interest expense during the first quarter of fiscal 2005.

The net effect of the net gain on the repurchase of the notes for $995 and the $500 additional interest expense pertaining to the judgment was a reduction to interest expense of $495 during the first quarter of fiscal 2005.

Note F – Inventory

The summary of inventories is as follows:

	August 31, 2004	May 31, 2004
Raw materials and parts	$45,133	$45,823
Work-in-process	21,459	20,419
Purchased aircraft, parts, engines and components held for sale	142,460	140,657
	$209,052	$206,899

Note G –Joint Ventures

During the first quarter of fiscal 2005, we entered into a limited liability company and a joint venture with separate partners.  Our investment in the limited liability company is accounted for under the equity method of accounting.  We consolidate the financial position and results of operations of the joint venture.

In June 2004, we entered into an agreement with a global financial institution establishing a limited liability company.  Our equity interest in this limited liability company is 50% and the primary business of this company is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft.  Aircraft that are acquired by the company are purchased with cash contributions by the members of the company, and debt financing which is non-recourse to the members of the company.  Our investment in this company is accounted for under the equity method of accounting.

During the first quarter, the limited liability company acquired one aircraft on lease to a foreign carrier.  The total assets and debt of the company at August 31, 2004 were $8,007 and $5,204, respectively.  Our equity investment in this company is $1,401 at August 31, 2004.

In addition to the aforementioned limited liability company, during the first quarter of fiscal 2005, we, along with a different partner, formed a joint venture company which owns an aircraft on lease to a foreign carrier.  This aircraft is subject to a note payable to a major financial institution which is guaranteed by AAR.  Our equity interest in this joint venture company is 50%.  As a result of our guarantee of the debt, we consolidate the financial position and results of operations of this company.

Non-cash operating and financing activities relating to the consolidation of the joint venture company were as follows during the quarter ended August 31, 2004:

Assets consolidated	$8,494
Debt guaranteed and consolidated	6,464

Note H – Supplemental Cash Flows Information

	Three Months Ended August 31,
	2004	2003
Interest paid	$6,605	$5,958
Income taxes paid	335	259
Income tax refunds received	95	51

Note I – Common Stock and Earnings per Share of Common Stock

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options.  The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2004 and 2003.

	Three Months Ended August 31,
	2004	2003
Basic:
Net income (loss)	$2,286	$(1,996)
Weighted average common shares outstanding	32,243	31,850
Earnings (loss) per share of common stock – basic	$0.07	$(0.06)

Diluted:
Net income (loss)	$2,286	$(1,996)
Weighted average common shares outstanding	32,243	31,850
Additional shares due to hypothetical exercise of stock options	351	—
Weighted average common shares outstanding – diluted	32,594	31,850
Earnings (loss) per share of common stock– diluted	$0.07	$(0.06)

At August 31, 2004 and 2003, respectively, stock options to purchase 3,221 and 5,714 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares.

For the three-month period ending August 31, 2003, common stock equivalents representing options to purchase 15 shares were not included in the computations of diluted earnings per share because to do so would have been antidilutive due to the net loss during the period.

As of August 31, 2004, we had $67,000 of convertible senior notes outstanding.  The notes were issued in February 2004 and are due February 1, 2024 unless earlier redeemed, repurchased or converted, and bear interest at 2.875% payable semiannually on February 1 and August 1.

The notes are convertible into shares of AAR common stock based on a conversion rate of 53.7924 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.59 per share, under the following circumstances: (i) on any business day up to the maturity date, if the closing sale price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the eleventh trading day of any fiscal quarter is greater than 120% of the applicable conversion price on the eleventh trading day of that quarter; (ii) at any time after February 1, 2019, if the closing price of AAR common stock on any trading day after February 1, 2019, is greater than 120% of the then applicable conversion price; (iii) at any time until February 1, 2019, during the five consecutive business day period in which the trading price for a note for each day of that trading period was less than 98% of the closing sale price of our common stock on such corresponding trading day multiplied by the application conversion rate; (iv) we call the notes for redemption; (v) during any period in which the credit rating assigned to our long-term senior debt by Moody’s Investor Services is below Caa1 and by Standard & Poor’s Rating Services is below B, the credit rating assigned to our long-term senior debt is suspended or withdrawn by both such rating agencies, or neither rating agency is rating our long-term senior debt; or (vi) specified corporate transactions occur.

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

The numbers of shares potentially convertible is 3,604, and are not included in diluted earnings per share as of August 31, 2004, as they have not met the requirements of conversion.

Note J – Impairment Charges

The components of the fiscal 2003 and fiscal 2002 impairment charges were as follows:

	For the Year Ended May 31,
	2004	2003	2002

Engine and airframe parts	$—	$2,360	$56,000
Whole engines	—	3,000	11,400
Loss accruals for engine operating leases	—	—	8,500
	$—	$5,360	$75,900

Prior to September 11, 2001 we were executing our plan to reduce our investment in support of older generation aircraft in line with the commercial airlines’ scheduled retirement plans for these aircraft.  The events of September 11 caused a severe and sudden disruption in the commercial airline industry, which brought about a rapid acceleration of those retirement plans.  System-wide capacity was reduced by approximately 20%, and many airlines cancelled or deferred new aircraft deliveries.  Based on management’s assessment of these and other conditions, in the second quarter ended November 30, 2001, we reduced the value and provided loss accruals for certain of our inventories and engine leases which support older generation aircraft by $75,900, of which $57,900 was related to the Inventory and Logistic Services segment and $18,000 was related to the Aircraft and Engine Sales and Leasing segment.

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

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by us are as follows:

	August 31, 2004	May 31, 2004	November 30, 2001
Net impaired inventory and engines	$49,600	$51,500	$89,600

Proceeds from sales of impaired inventory and engines for the three-month period ended August 31, 2004 and the twelve-month period ended May 31, 2004 were $1,800 and $7,300, respectively.

Note K – Aviation Equipment Operating Leases

From time to time we lease aviation equipment (engines and aircraft) from lessors under arrangements that are classified as operating leases.  We may also sublease the aviation equipment to a customer on a short- or long-term basis.  The terms of the operating leases in which we are the lessee are typically one year with options to renew annually at our election.  If we elect not to renew a lease or the lease term expires, we will purchase the equipment from the lessor at its scheduled purchase option price.  The terms of the lease agreements also allow us to purchase the equipment at any time during a lease at its scheduled purchase option price. During the first quarter of fiscal 2005, we exercised our purchase option on three engines. The acquisition price was $6,012 and the engines are reflected in inventories on the August 31, 2004 Condensed Consolidated Balance Sheet. The scheduled purchase option values of currently leased aviation equipment were $23,626 at August 31, 2004 and $30,097 at May 31, 2004.

In those instances in which we anticipate that we will purchase aviation equipment and the scheduled purchase option price will exceed the fair value of such equipment, we record an accrual for loss.  The accrual for loss was $5,800 at August 31, 2004 and May 31, 2004.

Note L – Segment Reporting

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

The accounting policies for the segments are the same as those for the Company.  Our chief decision making officer evaluates performance based on the reportable segments.  The expenses and assets related to corporate activities are not allocated to the segments.

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended August 31,
	2004	2003
Sales:
Inventory and Logistic Services	$62,592	$61,737
Maintenance, Repair and Overhaul	46,650	53,425
Manufacturing	43,789	25,170
Aircraft and Engine Sales and Leasing	13,022	11,782
	$166,053	$152,114

	Three Months Ended August 31,
	2004	2003
Gross profit:
Inventory and Logistic Services	$11,032	$8,462
Maintenance, Repair and Overhaul	5,084	5,900
Manufacturing	8,229	3,768
Aircraft and Engine Sales and Leasing	2,270	2,986
	$26,615	$21,116

AAR CORP. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
August 31, 2004
(In thousands)

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

The table below sets forth consolidated sales for our four business segments for the three-month periods ended August 31, 2004 and 2003.

	Three Months Ended August 31,
	2004	2003
Sales:
Inventory and Logistic Services	$62,592	$61,737
Maintenance, Repair and Overhaul	46,650	53,425
Manufacturing	43,789	25,170
Aircraft and Engine Sales and Leasing	13,022	11,782
	$166,053	$152,114

During fiscal 2004, positive signs such as year-over-year improvement in available seat miles, revenue passenger miles and load factors began to develop suggesting the U.S. airline industry was improving.  However, low yields, rising fuel prices and high labor costs continue to threaten the economic viability of certain airlines.  Recently, U.S. Airways filed for bankruptcy protection and Delta Airlines has warned that it may also file for bankruptcy protection.

We continue to closely monitor our accounts receivable exposure to airline customers experiencing financial difficulty.

Low cost carriers with little or no infrastructure to support their maintenance requirements have gained market share from the major U.S. carriers.  Certain of these low cost carriers are flying newer aircraft which will generate increasing demand for maintenance in future years.  We anticipate a fundamental shift in the way our airline customers manage their businesses, including intensified focus on cost control and increased use of third-party maintenance providers.  We believe we are well positioned with our broad range of products and services as these trends develop.

Results of Operations – Three-Month Period Ended August 31, 2004

(as compared with the same period of the prior year)

Consolidated sales for the first quarter of our fiscal year ending May 31, 2005 increased $13,939 or 9.2% over the same period in the prior year.  The increase in sales was primarily due to continued strong demand for our products supporting the U.S. Military’s tactical deployment requirements as a result of U.S. Military activity and increased demand in our traditional parts business supporting commercial airlines.  Although it is very difficult to predict the duration of U.S. Military activity and its impact on our near-term results, we believe we are well positioned with our products and services to benefit from longer-term U.S. Military deployment and program management strategies.

In the Inventory and Logistic Services segment, sales increased $855 or 1.4% compared to the prior year period.  We experienced double-digit sales growth in our traditional engine and airframe parts supply business supporting commercial airlines, while sales for our new parts distribution business declined as we continued to de-emphasize offerings of lower margin products, mostly to general aviation customers.

Sales in the Maintenance, Repair and Overhaul segment decreased $6,775 or 12.7% compared to the same period in the prior year primarily due to decreased demand for industrial gas turbine services and lower levels of activity at our airframe maintenance facility as a result of the timing of airframe maintenance due to heavy summer aircraft utilization of a major customer.

In the Manufacturing segment, sales increased $18,619 or 74.0% compared to the prior year period as we experienced increased sales at all of our business units within this segment.  The increase in sales is principally due to strong sales to the U.S. Military for products supporting tactical deployment requirements as well as increased sales of cargo systems and composite structures to airline customers.

In the Aircraft and Engine Sales and Leasing segment, sales increased $1,240 or 10.5% as a result of increased aircraft sales in the quarter.

Consolidated gross profit increased $5,499 or 26.0% over the prior year period due to an increase in the gross profit margin to 16.0% compared to 13.9% in the prior year. The gross profit margin percentage increased primarily due to the mix of products sold within the Inventory and Logistic Services segment and the impact of operating efficiencies within the Manufacturing segment.

Operating income improved by $4,700 from the prior year period as a result of increased sales and an improvement in the gross profit margin, partially offset by slightly higher selling, general and administrative expenses.  Our selling, general and administrative costs increased by $799 or 4.1% compared to the same period in the prior year principally due to higher selling expenses resulting from increased personnel related costs.  Net interest expense decreased $1,321 or 29.1% due to lower overall outstanding borrowings, lower weighted average interest rates and a $995 gain recorded on the early retirement of debt, partially offset by $500 of additional interest expense associated with outstanding litigation.

As a result of the factors discussed above, our consolidated net income was $2,286 compared to a loss of $1,996 in the prior year.

Factors Which May Affect Future Results

Our operating results and financial position may be adversely affected or fluctuate on a quarterly basis as a result of general economic conditions, geo-political events, the commercial airline environment and other factors, including:  (1) declining demand for our products and services and the ability of our customers to meet their financial obligations; (2) declining market values for aviation products and equipment; (3) difficulties in re-leasing or selling aircraft and engines that are currently being leased; (4) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were 34.1% of total sales in fiscal 2004 and 33.5% in the first quarter of fiscal 2005), will continue at levels previously experienced; (5) access to the debt and equity capital markets and the ability to draw down funds under financing agreements; (6) inability to comply with restrictive and financial covenants contained in certain of our loan agreements; (7) changes in or inability to comply with laws and regulations that may affect certain of our aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (8) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than us; (9) exposure to product liability and property claims that may be in excess of our substantial liability insurance coverage; and (10) the outcome of any pending or future material litigation or environmental proceedings.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets.  In addition to these cash sources, our capital resources include secured credit arrangements, which include an accounts receivable securitization program and a secured revolving credit facility. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions, geo-political events, including the war on terrorism, and our operating performance.  Our ability to use our accounts receivable securitization program and revolving credit facility is also dependent on these factors.  Our ability to generate cash from operations is influenced primarily by our operating performance and working capital management. We also have a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

At August 31, 2004, our liquidity and capital resources included cash of $26,802 and working capital of $256,728.  As of August 31, 2004, $8,553 of cash was restricted to support letters of credit.  At August 31, 2004, we had $35,000 available under our accounts receivable securitization program; no accounts receivable were securitized as of that date.  The amount available under this agreement is based on a formula of qualifying accounts receivable. At August 31, 2004, we had $24,620 available under our secured revolving credit facility; no amounts were outstanding as of that date.  The amount available under the revolving credit facility is also based on a formula of qualifying assets.  As of August 31, 2004, unrestricted cash and amounts available to us under our secured credit arrangement and accounts receivable securitization program totaled $77,869.

We continue to evaluate other financing arrangements on commercially reasonable terms that would allow us to improve our liquidity position and finance future growth.  Our ability to obtain additional financing is dependent upon a number of factors, including the geo-political environment, general economic conditions, airline industry conditions, our operating performance and market conditions in the public and private debt and equity markets.

During the first quarter, we retired $6,890 of 6.875% notes payable due in December 2007 and $8,000 of 2.875% convertible notes due in February 2024.  The notes were repurchased for $13,638, and we charged $257 of related capitalized financing costs to operations.

In July 2005, non-recourse notes of $31,834 mature and therefore have been classified as current on the August 31, 2004 Condensed Consolidated Balance Sheet. If we do not successfully negotiate an extension to the financing with the lender, we will return the aircraft that secures the notes to the lender and write-off our equity investment in the aircraft.  As of August 31, 2004, our equity investment in the aircraft was $1,720.

During the three-month period ended August 31, 2004, we generated $5,552 of cash from operations primarily due to a reduction in accounts receivable of $9,195 and $6,785 of non-cash depreciation and amortization, partially offset by a decrease in accrued liabilities of $6,509 and an increase of $6,918 in other assets consisting primarily of deposits and prepaids.

During the three-month period ended August 31, 2004, our investing activities used $5,500 of cash principally reflecting capital expenditures of $3,604 and an investment in a joint venture of $1,401.

During the three-month period ended August 31, 2004, our financing activities used $14,251 of cash primarily due to the early retirement of notes for $13,638 and other scheduled principal payments.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of August 31, 2004 is as follows:

	Payments Due by Period
	Total	8/31/05	8/31/06	8/31/07	8/31/08	8/31/09	After 8/31/09
On Balance Sheet:
Debt	$209,580	$1,872	$1,996	$2,130	$79,606	$303	$123,673

Non-recourse Debt	31,834	31,834	—	—	—	—	—

Bank Borrowings	1,896	1,896	—	—	—	—	—

Off Balance Sheet:
Aviation Equipment
Operating Leases	25,053	9,308	15,745	—	—	—	—

Garden City Operating Lease	32,804	1,363	1,397	1,432	1,467	1,504	25,641

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

Inventories  Inventories are valued at the lower of cost or market.  Cost is determined by the specific identification, average cost or first-in, first-out methods.  Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions.  We have utilized certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand.  Principally as a result of the terrorist attacks of September 11, 2001 and its anticipated impact on the global airline industry’s financial condition, fleet size and aircraft utilization, we recorded a significant charge for impaired inventories during the second quarter of fiscal 2002 utilizing those assumptions.  During the fourth quarter of fiscal 2003, we recorded an additional charge as a result of a further decline in market value for these inventories.  Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in additional impairment charges in future periods.

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

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-lived Assets”, we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows.  When applying the provisions of SFAS No. 144 to equipment on or available for lease, we have utilized certain assumptions when estimating future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand.  Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of equipment on or available for lease.

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

AAR CORP. and Subsidiaries
August 31, 2004

PART I, ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes fluctuating interest rates under our credit agreements, foreign exchange rates and accounts receivable.  See Part I, Item 1 for a discussion on accounts receivable exposure.  During the three-month periods ended August 31, 2004 and 2003, we did not utilize derivative financial instruments to offset these risks.

At August 31, 2004, $24,620 was available under our secured revolving credit facility with Merrill Lynch Capital.  Interest on amounts borrowed under this credit facility is LIBOR based.  As of August 31, 2004, the outstanding balance under this agreement was $0.  A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three-month period ended August 31, 2004 would not have had a material impact on our financial position or results of operations.

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

PART I, ITEM 4 – CONTROLS AND PROCEDURES

As of August 31, 2004, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner.

There were no changes to internal control over financial reporting during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.             Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	October 1, 2004	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation; Amendments thereto dated November 3, 1987, October 19, 1988, October 16, 1989 and November 3, 1999.(2)

		3.2	By-Laws as amended. Amendment thereto dated April 12, 1994, January 13, 1997, July 16, 1992, April 11, 2000 and May 13, 2002.(2)

4.	Instruments defining the rights of security holders	4.8

Credit Agreement dated May 29, 2003 between Registrant and various subsidiaries and Merrill Lynch Capital and various additional lenders from time to time who are parties thereto,(1) as amended January 23, 2004(2) and August 24, 2004 (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated October 1, 2004 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated October 1, 2004 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated October 1, 2004 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated October 1, 2004 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

(1)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

(2)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004.