Form 10-Q
period 2004-11-30
AAR CORP
filed 2005-01-05
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2004

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

As of December 31, 2004, there were 32,253,512 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2004

PART I, ITEM 1 – FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2004 and May 31, 2004

(In thousands)

	November 30, 2004	May 31, 2004

	(Unaudited)	(Audited)
Assets:
Current assets:
Cash and cash equivalents	$19,667	$41,010
Accounts receivable, less allowances of $6,279 and $6,310, respectively	107,968	104,661
Inventories	212,867	206,899
Equipment on or available for short-term lease	39,494	40,346
Deposits, prepaids and other	18,869	11,714
Deferred tax assets	27,574	27,574
Total current assets	426,439	432,204

Property, plant and equipment, net	81,540	81,866

Other assets:
Investments in leveraged leases	9,260	9,541
Goodwill, net	44,440	44,421
Equipment on long-term lease	86,824	84,271
Other	62,424	56,989
	202,948	195,222
	$710,927	$709,292

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2004 and May 31, 2004

(In thousands)

	November 30, 2004	May 31, 2004

	(Unaudited)	(Audited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$1,372	$1,896
Current maturities of long-term debt	1,906	760
Current maturities of non-recourse long-term debt	31,666	736
Accounts payable	59,621	57,582
Accrued liabilities	66,094	70,287
Total current liabilities	160,659	131,261

Long-term debt, less current maturities	207,219	217,434
Non-recourse debt	—	31,232
Deferred tax liabilities	19,084	17,628
Retirement benefit obligation	683	683
Deferred income and other	12,153	9,370
	239,139	276,347

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 34,563 and 34,525 shares, respectively	34,563	34,525
Capital surplus	172,917	172,681
Retained earnings	153,902	146,776
Treasury stock, 2,315 and 2,280 shares at cost, respectively	(36,449)	(36,030)
Unearned restricted stock awards	(1,104)	(1,376)
Accumulated other comprehensive income (loss) -
Cumulative translation adjustments	545	(1,647)
Minimum pension liability	(13,245)	(13,245)
	311,129	301,684
	$710,927	$709,292

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended November 30, 2004 and 2003

(Unaudited)

(In thousands except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,

	2004	2003	2004	2003
Sales:
Sales from products and leasing	$154,776	$133,918	$300,870	$264,956
Sales from services	23,879	25,601	43,838	46,677
	178,655	159,519	344,708	311,633

Costs and operating expenses:
Cost of products and leasing	130,871	113,161	254,720	226,164
Cost of services	19,206	21,228	34,795	39,223
Selling, general and administrative and other	20,625	19,502	41,072	39,150
	170,702	153,891	330,587	304,537

Operating income	7,953	5,628	14,121	7,096

Interest expense	(4,259)	(4,761)	(7,759)	(9,674)
Interest income	382	541	665	916

Income (loss) before provision for income taxes	4,076	1,408	7,027	(1,662)

Provision (benefit) for income taxes	(763)	492	(98)	(582)

Net income (loss)	$4,839	$916	$7,125	$(1,080)

Earnings (loss) per share of common stock - basic	$0.15	$0.03	$0.22	$(0.03)
Earnings (loss) per share of common stock - diluted	$0.15	$0.03	$0.22	$(0.03)

Weighted average common shares outstanding - basic	32,246	31,979	32,244	31,915
Weighted average common shares outstanding - diluted	32,808	32,263	32,706	31,915

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2004 and 2003

(Unaudited)

(In thousands)

	Six Months Ended November 30,

	2004	2003
Cash flows from operating activities:
Net income (loss)	$7,125	$(1,080)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	13,691	13,167
Deferred taxes	(2,062)	19
Changes in certain assets and liabilities:
Accounts receivable	(9)	(3,489)
Inventories	(5,604)	19,692
Equipment on or available for short-term lease	(201)	4,270
Equipment on long-term lease	3,630	480
Accounts payable	1,687	2,732
Accrued liabilities and taxes on income	(1,009)	(95)
Other, primarily prepaids	(8,677)	(1,522)
Net cash provided from operating activities	8,571	34,174

Cash flows from investing activities:
Property, plant and equipment expenditures	(6,700)	(4,382)
Proceeds from disposal of assets	7	27
Proceeds from sale of facilities, net	—	16,922
Investment in leveraged leases	281	400
Other	(7,932)	(906)
Net cash provided from (used in) investing activities	(14,344)	12,061

Cash flows from financing activities:
Proceeds from borrowings	—	13,959
Reduction in borrowings	(15,530)	(49,385)
Financing costs	(29)	(827)
Net cash used in financing activities	(15,559)	(36,253)

Effect of exchange rate changes on cash	(11)	62

Increase in cash and cash equivalents	(21,343)	10,044
Cash and cash equivalents, beginning of period	41,010	29,154
Cash and cash equivalents, end of period	$19,667	$39,198

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2004 and 2003

(Unaudited)

(In thousands)

	Three Months Ended November 30,		Six Months Ended November 30,

	2004	2003	2004	2003
Net income (loss)	$4,839	$916	$7,125	$(1,080)

Other comprehensive income -
Foreign currency translation	3,046	3,357	2,192	767
Total comprehensive income (loss)	$7,885	$4,273	$9,317	$(313)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2004

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2004 and the condensed consolidated results of operations and comprehensive income for the three- and six-month periods ended November 30, 2004 and 2003, and the condensed consolidated cash flows for the six-month periods ended November 30, 2004 and 2003.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B – Income Taxes

During the second quarter of fiscal 2005 ending November 30, 2004, we recorded a favorable federal income tax adjustment of $1,575 or $0.05 per share.  In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law.  The Act included a number of federal income tax reforms, including an extension of the foreign tax credit carryforward period from five years to ten years.  In previous fiscal years, we had established a deferred tax valuation allowance of $1,575 against foreign tax credits expiring in fiscal year 2006.  As a result of the new ten-year carryforward period established by the Act, we now expect to utilize the foreign tax credits and recorded a $1,575 credit to the provision for income taxes during the second quarter of fiscal 2005.

Note C – Stock-Based Employee Compensation Plans

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

		Three Months Ended November 30,		Six Months Ended November 30,

		2004	2003	2004	2003
Net income (loss) as reported		$4,839	$916	$7,125	$(1,080)
Add: Stock-based compensation expense included in net income (loss) as reported, net of tax		82	87	144	122
Deduct: Total compensation expense determined under fair value method for all awards, net of tax		(700)	(676)	(1,379)	(1,394)
Pro forma net income (loss)		$4,221	$327	$5,890	$(2,352)
Earnings (loss) per share – basic:	As reported	$0.15	$0.03	$0.22	$(0.03)
	Pro forma	$0.13	$0.01	$0.18	$(0.07)
Earnings (loss) per share – diluted:	As reported	$0.15	$0.03	$0.22	$(0.03)
	Pro forma	$0.13	$0.01	$0.18	$(0.07)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the six months ended November 30, 2004 and 2003:

	Six Months Ended November 30,

	2004	2003
Risk-free interest rate	3.7%	3.1%
Expected volatility of common stock	66.3%	66.9%
Dividend yield	0.0%	0.0%
Expected option term in years	4.0	4.0

Note D – New Accounting Standards

In November 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a conclusion with respect to Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.”  EITF 04-8 requires companies to account for contingently convertible debt using the “if converted” method set forth in SFAS No. 128 “Earnings per Share,” for calculating diluted earnings per share.  Contingently convertible debt is to be included in diluted earnings per share as if the debt had been converted into common stock.  The provisions of EITF 04-08 are required to be applied to reporting periods ending after December 15, 2004.  Based on the provisions of EITF 04-8, the inclusion of shares related to our contingently convertible debt would not have had an effect on diluted earnings per share for the second quarter of fiscal 2005 and is not expected to have a material effect on earnings per share during the third and fourth quarters of fiscal 2005.  Based on our current capital structure, earnings of approximately $0.18 per share per quarter are required before the inclusion of shares related to our contingently convertible debt would negatively impact diluted earnings per share by $0.01.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services.  It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services.  For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments.  That cost will be recognized as compensation expense over the service period, which would normally be the vesting period.  SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005.  We will adopt the provisions of SFAS 123(R) in the second quarter of fiscal 2006 and anticipate that adoption of the standard will result in approximately $1,500 of pre-tax compensation expense in fiscal 2006 for current unvested stock options.

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

Note F – Inventory

The summary of inventories is as follows:

	November 30, 2004	May 31, 2004

Raw materials and parts	$45,590	$45,823
Work-in-process	23,731	20,419
Purchased aircraft, parts, engines and components held for sale	143,546	140,657
	$212,867	$206,899

Note G –Joint Ventures

During the first quarter of fiscal 2005 ending August 31, 2004, we invested in a limited liability company, which is accounted for under the equity method of accounting.  Our investment in the limited liability company was made under an agreement with a global financial institution.  Our membership interest in this limited liability company is 50% and the primary business of this company is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft.  Aircraft that are acquired by the company are purchased with cash contributions by the members of the company, and debt financing which is non-recourse to the members of the company.  Our investment in this company is accounted for under the equity method of accounting.  Total assets and debt of the limited liability company at November 30, 2004 were $7,794 and $4,992, respectively.  Our equity investment in this company is $1,401 at November 30, 2004.

During the first quarter of fiscal 2005 ending August 31, 2004, we also invested in a joint venture company with a different party.  The joint venture company owns an aircraft on lease to a foreign carrier.  This aircraft is subject to a note payable to a major financial institution that is guaranteed by AAR.  Our equity interest in this joint venture company is 50%.  As a result of our guarantee of the debt, we consolidate the financial position and results of operations of this company.  The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at November 30, 2004.

Note H – Supplemental Cash Flows Information

	Six Months Ended November 30,

	2004	2003
Interest paid	$7,115	$8,263
Income taxes paid	414	347
Income tax refunds received	1,135	911

Non-cash operating and financing activities relating to the consolidation of the joint venture company were as follows during the six-month period ended November 30, 2004:

Assets consolidated	$8,494
Debt guaranteed and consolidated	6,464

Note I – Common Stock and Earnings per Share of Common Stock

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options.  The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2004 and 2003.

	Three Months Ended November 30,		Six Months Ended November 30,

	2004	2003	2004	2003
Basic:
Net income (loss)	$4,839	$916	$7,125	$(1,080)
Weighted average common shares outstanding	32,246	31,979	32,244	31,915
Earnings (loss) per share of common stock – basic	$0.15	$0.03	$0.22	$(0.03)
Diluted:
Net income (loss)	$4,839	$916	$7,125	$(1,080)
Weighted average common shares outstanding	32,246	31,979	32,244	31,915
Additional shares due to hypothetical exercise of stock options	562	284	462	—
Weighted average common shares outstanding – diluted	32,808	32,263	32,706	31,915
Earnings (loss) per share of common stock – diluted	$0.15	$0.03	$0.22	$(0.03)

At November 30, 2004 and 2003, respectively, stock options to purchase 3,139 and 5,650 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

For the six-month period ending November 30, 2003, common stock equivalents representing options to purchase 89 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive due to the net loss during the period.

As of November 30, 2004, we had $67,000 of convertible senior notes outstanding.  The notes were issued in February 2004 and are due February 1, 2024 unless earlier redeemed, repurchased or converted, and bear interest at 2.875% payable semiannually on February 1 and August 1.

The notes are convertible into shares of AAR common stock based on a conversion rate of 53.7924 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.59 per share, under the following circumstances: (i) on any business day up to the maturity date, if the closing sale price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the eleventh trading day of any fiscal quarter is greater than 120% of the applicable conversion price on the eleventh trading day of that quarter; (ii) at any time after February 1, 2019, if the closing price of AAR common stock on any trading day after February 1, 2019, is greater than 120% of the then applicable conversion price; (iii) at any time until February 1, 2019, during the five consecutive business day period in which the trading price for a note for each day of that trading period was less than 98% of the closing sale price of our common stock on such corresponding trading day multiplied by the applicable conversion rate; (iv) we call the notes for redemption; (v) during any period in which the credit rating assigned to our long-term senior debt by Moody’s Investor Services is below Caa1 and by Standard & Poor’s Rating Services is below B, the credit rating assigned to our long-term senior debt is suspended or withdrawn by both such rating agencies, or neither rating agency is rating our long-term senior debt; or (vi) specified corporate transactions occur.

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

The numbers of shares potentially convertible is 3,604, and are not included in diluted earnings per share as of November 30, 2004, as they have not met the requirements of conversion (see Note D).

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

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by us are as follows:

	November 30, 2004	May 31, 2004	November 30, 2001

Net impaired inventory and engines	$47,800	$51,500	$89,600

Proceeds from sales of impaired inventory and engines for the six-month periods ended November 30, 2004 and 2003 were $3,600 and $4,100, respectively.  Proceeds for the twelve-month period ended May 31, 2004 were $7,300.

Note K – Aviation Equipment Operating Leases

From time to time we lease aviation equipment (engines and aircraft) from lessors under arrangements that are classified as operating leases.  We may also sublease the aviation equipment to a customer on a short- or long-term basis.  The terms of the operating leases in which we are the lessee are typically one year with options to renew annually at our election.  If we elect not to renew a lease or the lease term expires, we generally will purchase the equipment from the lessor at its scheduled purchase option price.  The terms of the lease agreements also allow us to purchase the equipment at any time during a lease at its scheduled purchase option price.   During the first quarter of fiscal 2005 ending August 31, 2004, we exercised our purchase option on three engines.  The acquisition price was $6,012 and the engines were reflected in Inventories on the Condensed Consolidated Balance Sheet.  The scheduled purchase option values of currently leased aviation equipment were $23,241 at November 30, 2004 and $30,097 at May 31, 2004.

In those instances in which we anticipate that we will purchase aviation equipment and the scheduled purchase option price will exceed the fair value of such equipment, we record an accrual for loss.  The accrual for loss was $5,800 at November 30, 2004 and May 31, 2004.

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,

	2004	2003	2004	2003
Sales:
Inventory and Logistic Services	$66,226	$69,257	$128,818	$130,994
Maintenance, Repair and Overhaul	53,679	53,000	100,329	106,425
Manufacturing	47,521	31,796	91,310	56,966
Aircraft and Engine Sales and Leasing	11,229	5,466	24,251	17,248
	$178,655	$159,519	$344,708	$311,633

	Three Months Ended November 30,		Six Months Ended November 30,

	2004	2003	2004	2003
Gross profit:
Inventory and Logistic Services	$12,569	$11,693	$23,601	$20,155
Maintenance, Repair and Overhaul	5,765	6,742	10,849	12,642
Manufacturing	9,279	5,847	17,508	9,615
Aircraft and Engine Sales and Leasing	965	848	3,235	3,834
	$28,578	$25,130	$55,193	$46,246

AAR CORP. and Subsidiaries

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

November 30, 2004

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

The table below sets forth consolidated sales for our four business segments for the three- and six-month periods ended November 30, 2004 and 2003.

	Three Months Ended November 30,		Six Months Ended November 30,

	2004	2003	2004	2003
Sales:
Inventory and Logistic Services	$66,226	$69,257	$128,818	$130,994
Maintenance, Repair and Overhaul	53,679	53,000	100,329	106,425
Manufacturing	47,521	31,796	91,310	56,966
Aircraft and Engine Sales and Leasing	11,229	5,466	24,251	17,248
	$178,655	$159,519	$344,708	$311,633

During fiscal 2004, positive signs such as year-over-year improvement in available seat miles, revenue passenger miles and load factors began to develop, suggesting the U.S. airline industry was improving. However, low yields, high labor costs and historically high fuel prices continue to threaten the economic viability of certain airlines. We continue to closely monitor our accounts receivable exposure to airline customers experiencing financial difficulty.

Low cost carriers with little or no infrastructure to support their maintenance requirements have gained market share from the major U.S. carriers.  Certain of these low cost carriers are flying newer aircraft which are expected to generate increasing demand for maintenance in future years.  We anticipate a fundamental shift in the way our airline customers manage their businesses, including intensified focus on cost control and increased use of third-party maintenance providers.  We believe we are well positioned with our broad range of products and services as these trends develop.

Results of Operations

Three-Month Period Ended November 30, 2004

(as compared with the same period of the prior year)

Consolidated sales for the second quarter of our fiscal year ending May 31, 2005 increased $19,136 or 12.0% over the same period in the prior year.  The increase in sales was primarily attributable to continued strong demand for our products supporting U.S. defense efforts and increased sales of parts and services to commercial aviation customers.  Although it is very difficult to predict the duration of U.S. Military activity and its impact on our near-term results, we believe we are well positioned with our products and services to benefit from both near-term and longer-term U.S. Military deployment and program management strategies.

In the Inventory and Logistic Services segment, sales decreased $3,031 or 4.4% compared to the prior year period.  The decrease was principally due to lower sales to the U.S. Military and its contractors for spares and logistics support compared to record sales from a year ago, as well as a decline in sales to general aviation customers as we continue to exit low margin product lines in the new parts distribution unit.  Increased sales of engine and airframe parts to commercial airline customers partially offset the sales reductions within the segment.

Sales in the Maintenance, Repair and Overhaul segment increased $679 or 1.3% compared to the same period in the prior year primarily due to increased sales of landing gear and component repair services, partially offset by lower sales at our aircraft maintenance facility.

In the Manufacturing segment, sales increased $15,725 or 49.6% compared to the prior year period as we experienced continued strong demand for our manufactured products supporting U.S. Military tactical deployment activities.  Our composites manufacturing facility also experienced increased sales during the quarter reflecting increased demand from commercial aviation customers.

In the Aircraft and Engine Sales and Leasing segment, sales increased $5,763 or more than double the level of sales in the prior year period.  The increase was a result of the sale of four aircraft during the second quarter of fiscal 2005.

Consolidated gross profit increased $3,448 or 13.7% over the prior year period due to an increase in the gross profit margin to 16.0% compared to 15.8% in the prior year. The gross profit margin percentage increased primarily due a favorable product mix largely due to the general aviation downsizing and operational improvements within the Inventory and Logistic Services segment and the impact of higher volumes within the Manufacturing segment.

Operating income increased by $2,325 from the prior year period as a result of increased sales and an improvement in the gross profit margin, partially offset by slightly higher selling, general and administrative expenses.  Our selling, general and administrative costs increased by $1,123 or 5.8%

compared to the same period in the prior year principally due to higher selling expenses resulting from increased personnel related costs.  As a percentage of sales, selling, general and administrative costs declined from 12.2% to 11.5%.  Net interest expense decreased $343 or 8.2% due to lower overall outstanding borrowings and lower weighted average interest rates.

During the second quarter of fiscal 2005 ending November 30, 2004, we recorded a favorable federal income tax adjustment of $1,575 or $0.05 per share.  In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law.  The Act included a number of federal income tax reforms, including an extension of the foreign tax credit carryforward period from five years to ten years.  In previous fiscal years, we had established a deferred tax valuation allowance of $1,575 against foreign tax credits expiring in fiscal year 2006.  As a result of the new ten-year carryforward period established by the Act, we now expect to utilize the foreign tax credits and recorded a $1,575 credit to the provision for income taxes during the second quarter of fiscal 2005.

As a result of the factors discussed above, our consolidated net income was $4,839 compared to $916 in the prior year.

Six-Month Period Ended November 30, 2004

(as compared with the same period of the prior year)

Consolidated sales for the six-month period ending November 30, 2004 increased $33,075 or 10.6% over the same period in the prior year.  The increase in sales was primarily attributable to continued strong demand for our products supporting U.S. defense efforts and increased sales of parts and services to commercial aviation customers.  Although it is very difficult to predict the duration of U.S. Military activity and its impact on our near-term results, we believe we are well positioned with our products and services to benefit from both near-term and longer-term U.S. Military deployment and program management strategies.

Sales in the Inventory and Logistic Services segment decreased $2,176 or 1.7% compared to the prior year due to lower sales to general aviation customers as we continue to de-emphasize certain lower margin products and lower sales of logistics support to our defense customers compared with record sales in the prior year.  Sales of engine and airframe parts increased due to higher demand from commercial aviation customers.

In the Maintenance, Repair and Overhaul segment, sales decreased $6,096 or 5.7% as we experienced decreased demand for industrial gas turbine overhaul services and lower sales at our aircraft maintenance facility.  Increased demand for landing gear repairs and engine component repair services partially offset the reductions within the segment.

In the Manufacturing segment, sales increased $34,344 or 60.3% compared to the prior year period as we experienced increased sales at all of our business units within the segment.  We continue to experience strong sales to the U.S. Military for products supporting defense efforts and expect this trend to continue into future quarters.  We also experienced increased demand of cargo systems and composite structures to airline customers within the segment.

Sales in the Aircraft and Engine Sales and Leasing segment increased $7,003 or 40.6% as a result of several aircraft sales in the current year.

Consolidated gross profit increased $8,947 or 19.3% compared with the prior year.  The increase in our gross profit is primarily attributable to the increase in sales and an increase in the gross profit margin to 16.0% from 14.8% in the prior year.  The gross profit percentage increased primarily due to the mix of products sold within the Inventory and Logistics Services segment largely due to general aviation downsizing and operational efficiencies obtained within the Manufacturing segment.

Operating income increased $7,025 compared with the prior year primarily due to the increase in gross profit, partially offset by higher selling, general and administrative costs.  During the six month period ended November 30, 2004, our selling, general and administrative costs increased $1,922 or 4.9% primarily due to added resources to support company-wide growth.  As a percentage of sales, selling, general and administrative costs declined from 12.6% to 11.9%.  Net interest expense decreased $1,664 or 19.0% due to lower overall outstanding borrowings, lower weighted average interest rates and a first quarter $995 gain recorded on the early retirement of debt, partially offset by $500 of additional interest expense associated with outstanding litigation.

During the second quarter of fiscal 2005 ending November 30, 2004, we recorded a favorable federal income tax adjustment of $1,575 or $0.05 per share.  In October 2004 American Jobs Creation Act of 2004 (the “Act”) was signed into law.  The Act included a number of federal income tax reforms, including an extension of the foreign tax credit carryforward period from five years to ten years.  In previous fiscal years, we had established a deferred tax valuation allowance of $1,575 against foreign tax credits expiring in fiscal year 2006.  As a result of the new ten-year carryforward period established by the Act, we now expect to utilize the foreign tax credits and recorded a $1,575 credit to the provision for income taxes during the second quarter of fiscal 2005.

As a result of the factors discussed above, our consolidated net income was $7,125 compared to a loss of  $1,080 in the prior year.

Factors Which May Affect Future Results

Our operating results and financial position may be adversely affected or fluctuate on a quarterly basis as a result of general economic conditions, geo-political events, the commercial airline environment and other factors, including:  (1) declining demand for our products and services and the ability of our customers to meet their financial obligations; (2) declining market values for aviation products and equipment; (3) difficulties in re-leasing or selling aircraft and engines that are currently being leased; (4) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were 34.1% of total sales in fiscal 2004 and the first six months of fiscal 2005), will continue at levels previously experienced; (5) access to the debt and equity capital markets and the ability to draw down funds under financing agreements; (6) inability to comply with restrictive and financial covenants contained in certain of our loan agreements; (7) changes in or inability to comply with laws and regulations that may affect certain of our aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (8) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than us; (9) exposure to product liability and property claims that may be in excess of our substantial liability insurance coverage; and (10) the outcome of any pending or future material litigation or environmental proceedings.

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

At November 30, 2004, our liquidity and capital resources included cash of $19,667 and working capital of $265,780.  As of November 30, 2004, $9,248 of cash was restricted to support letters of credit.  At November 30, 2004, we had $50,000 available under our accounts receivable securitization program; no accounts receivable were securitized as of that date.  The amount available under this agreement is based on a formula of qualifying accounts receivable. At November 30, 2004, we had $26,207 available under our secured revolving credit facility; no amounts were outstanding as of that date.  The amount available under the revolving credit facility is also based on a formula of qualifying assets.  As of November 30, 2004, unrestricted cash and amounts available to us under our secured credit arrangement and accounts receivable securitization program totaled $86,626.

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

In July 2005, non-recourse notes of $31,666 mature and therefore have been classified as current on the November 30, 2004 Condensed Consolidated Balance Sheet.  If we do not successfully negotiate an extension to the financing with the lender, we expect to return the aircraft that secures the notes to the lender and write-off our equity investment in the aircraft.  As of November 30, 2004, our equity investment in the aircraft was $1,388.

During the six-month period ended November 30, 2004, we generated $8,571 of cash from operations primarily due to $13,691 of non-cash depreciation and amortization and a decrease in equipment on or available for long-term lease of $3,630, partially offset by an increase in inventories of $5,604 and $5,324 of pension contributions.

During the six-month period ended November 30, 2004, our investing activities used $14,344 of cash principally reflecting capital expenditures of $6,700 and the acquisition of an aircraft for $7,287 which will be contributed to a joint venture during the third quarter of fiscal 2005.

During the six-month period ended November 30, 2004, our financing activities used $15,559 of cash primarily due to the early retirement of notes for $13,638 and other scheduled principal payments.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of November 30, 2004 is as follows:

	Payments Due by Period
							After 11/30/09
	Total	11/30/05	11/30/06	11/30/07	11/30/08	11/30/09
On Balance Sheet:
Debt	$209,125	$1,906	$2,029	$4,705	$76,588	$305	$123,592

Non-recourse Debt	31,666	31,666	—	—	—	—	—

Bank Borrowings	1,372	1,372	—	—	—	—	—

Off Balance Sheet:
Aviation Equipment Operating Leases	24,635	9,261	15,374	—	—	—	—

Garden City Operating Lease	32,466	1,371	1,405	1,440	1,476	1,513	25,261

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

November 30, 2004

PART I, ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes fluctuating interest rates under our credit agreements, foreign exchange rates and accounts receivable.  See Part I, Item 1 for a discussion on accounts receivable exposure.  During the three- and six-month periods ended November 30, 2004 and 2003, we did not utilize derivative financial instruments to offset these risks.

At November 30, 2004, $26,207 was available under our secured revolving credit facility with Merrill Lynch Capital.  Interest on amounts borrowed under this credit facility is LIBOR based.  As of November 30, 2004, the outstanding balance under this agreement was $0.  A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three-month period ended November 30, 2004 would not have had a material impact on our financial position or results of operations.

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

PART I, ITEM 4 – CONTROLS AND PROCEDURES

As of November 30, 2004, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner.

There were no changes to internal control over financial reporting during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on October 13, 2004.  The following item was acted upon at the meeting.

1)   Election of two Class II directors to serve until the 2007 Annual Meeting of Stockholders. Two directors were nominated and elected by the stockholders by the requisite vote.

Directors Nominated and Elected at the Meeting

	Votes For	Votes Withheld
James E. Goodwin	28,173,201	2,002,136
Marc J. Walfish	29,733,976	441,361

Continuing Directors
James G. Brocksmith, Jr.
Ira A. Eichner
Ronald R. Fogleman
Joel D. Spungin
David P. Storch
Ronald B. Woodard

Item 6.  Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	January 5, 2005	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation; Amendments thereto dated November 3, 1987, October 19, 1988, October 16, 1989 and November 3, 1999.(1)

		3.2	By-Laws as amended. Amendment thereto dated April 12, 1994, January 13, 1997, July 16, 1992, April 11, 2000, May 13, 2002, and October 13, 2004 (filed herewith).

10.	Material Contracts	10.14

Amendment No. 2 dated October 21, 2004 to the Receivables Purchase Agreement dated March 21, 2003 between AAR Receivables Corporation II, the Registrant individually and as Initial Servicer, the Financial Institutions from time to time Parties thereto and LaSalle Business Credit, LLC.(2)

		10.14

Amendment No. 3 dated November 30, 2004 to the Receivables Purchase Agreement dated March 21, 2003 between AAR Receivables Corporation II, the Registrant individually and as Initial Servicer, the Financial Institutions from time to time Parties thereto and LaSalle Business Credit, LLC.(3)

		10.14

Amendment No. 4 dated December 20, 2004 to the Receivables Purchase Agreement dated March 21, 2003 between AAR Receivables Corporation II, the Registrant individually and as Initial Servicer, the Financial Institutions from time to time Parties thereto and LaSalle Business Credit, LLC.(4)

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated January 5, 2005 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated January 5, 2005 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated January 5, 2005 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated January 5, 2005 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

(1)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004.
(2)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 22, 2004.
(3)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated December 2, 2004.
(4)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated December 22, 2004.