Form 10-Q
period 2005-02-28
AAR CORP
filed 2005-04-06
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2005

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

As of March 31, 2005 there were 32,437,968 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended February 28, 2005
Table of Contents

PART I, ITEM 1 – FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of February 28, 2005 and May 31, 2004
(In thousands)

	February 28, 2005	May 31, 2004
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash and cash equivalents	$32,091	$41,010
Accounts receivable, less allowances of $6,564 and $6,310, respectively	120,082	104,661
Inventories	199,279	206,899
Equipment on or available for short-term lease	47,215	40,346
Deposits, prepaids and other	13,877	11,714
Deferred tax assets	28,621	27,574
Total current assets	441,165	432,204

Property, plant and equipment, net	72,380	81,866

Other assets:
Investments in leveraged leases	9,336	9,541
Goodwill, net	44,443	44,421
Equipment on long-term lease	70,605	84,271
Investment in aircraft joint ventures	10,811	—
Other	58,727	56,989
	193,922	195,222
	$707,467	$709,292

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of February 28, 2005 and May 31, 2004
(In thousands)

	February 28, 2005	May 31, 2004
	(Unaudited)	(Audited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$1,606	$1,896
Current maturities of long-term debt	703	760
Current maturities of non-recourse long-term debt	31,496	736
Accounts payable	65,349	57,582
Accrued liabilities	60,720	70,287
Total current liabilities	159,874	131,261

Long-term debt, less current maturities	200,204	217,434
Non-recourse debt	—	31,232
Deferred tax liabilities	19,270	17,628
Retirement benefit obligation	683	683
Deferred income and other	12,027	9,370
	232,184	276,347

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 34,647 and 34,525 shares, respectively	34,647	34,525
Capital surplus	175,338	172,681
Retained earnings	156,496	146,776
Treasury stock, 2,386 and 2,280 shares at cost, respectively	(37,336)	(36,030)
Unearned restricted stock awards	(978)	(1,376)
Accumulated other comprehensive income (loss) -
Cumulative translation adjustments	487	(1,647)
Minimum pension liability	(13,245)	(13,245)
	315,409	301,684
	$707,467	$709,292

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended February 28/29, 2005 and 2004
(Unaudited)
(In thousands except per share data)

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2005	2004	2005	2004
Sales:
Sales from products	$168,474	$132,053	$455,944	$378,860
Sales from services	23,747	22,133	64,823	66,882
Sales from leasing	5,480	5,047	17,155	21,892
	197,701	159,233	537,922	467,634

Costs and operating expenses:
Cost of products	143,734	109,299	386,504	321,636
Cost of services	18,019	19,131	50,085	55,937
Cost of leasing	5,213	4,247	15,601	16,877
Selling, general and administrative and other	21,182	20,429	61,460	58,890
Equity in earnings of aircraft joint ventures	198	—	206	—
	187,950	153,106	513,444	453,340

Operating income	9,751	6,127	24,478	14,294
Interest expense	(4,163)	(4,688)	(11,860)	(14,297)
Interest income	438	284	1,103	1,200
Income before provision for income taxes	6,026	1,723	13,721	1,197
Provision (benefit) for income taxes	841	(522)	977	(706)
Income from continuing operations	5,185	2,245	12,744	1,903
Discontinued operations, net of tax:
Operating loss	(364)	(233)	(798)	(971)
Loss on disposal	(2,226)	—	(2,226)	—
Loss from discontinued operations	(2,590)	(233)	(3,024)	(971)
Net income	$2,595	$2,012	$9,720	$932
Earnings (loss) per share-basic:
Earnings from continuing operations	$0.16	$0.07	$0.39	$0.06
Loss from discontinued operations	(0.08)	(0.01)	(0.09)	(0.03)
Earnings per share - basic	$0.08	$0.06	$0.30	$0.03
Earnings (loss) per share-diluted:
Earnings from continuing operations	$0.15	$0.07	$0.37	$0.06
Loss from discontinued operations	(0.07)	(0.01)	(0.08)	(0.03)
Earnings per share - diluted	$0.08	$0.06	$0.29	$0.03
Weighted average common shares outstanding - basic	32,258	32,168	32,249	31,999
Weighted average common shares outstanding - diluted	36,417	34,077	36,334	32,694

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended February 28/29, 2005 and 2004
(Unaudited)
(In thousands)

	Nine Months Ended February 28/29,
	2005	2004
Cash flows from operating activities:
Net income	$9,720	$932
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	21,112	19,821
Deferred taxes	(596)	(776)
Loss on sale of business, net of tax	2,226	—
Changes in specific assets and liabilities:
Accounts receivable	(10,229)	(46,276)
Inventories	(5,479)	22,534
Equipment on or available for short-term lease	1,489	1,747
Equipment on long-term lease	18,431	663
Accounts payable	7,009	8,312
Accrued liabilities and taxes on income	(5,135)	(1,745)
Other, primarily pension contributions and prepaids	(10,519)	(3,815)
Net cash provided from operating activities	28,029	1,397

Cash flows from investing activities:
Property, plant and equipment expenditures	(9,463)	(7,474)
Proceeds from disposal of assets	7	43
Proceeds from sale of business	7,700	—
Proceeds from sale of facilities, net	—	16,922
Investment in leveraged leases	205	323
Other, primarily investment in aircraft joint ventures	(11,657)	(1,011)
Net cash provided from (used in) investing activities	(13,208)	8,803

Cash flows from financing activities:
Proceeds from borrowings	—	88,959
Reduction in borrowings	(23,706)	(76,239)
Financing costs	(34)	(3,217)
Other	2	—
Net cash provided from (used in) financing activities	(23,738)	9,503
Effect of exchange rate changes on cash	(2)	28
Increase (decrease) in cash and cash equivalents	(8,919)	19,731
Cash and cash equivalents, beginning of period	41,010	29,154
Cash and cash equivalents, end of period	$32,091	$48,885

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended February 28/29, 2005 and 2004
(Unaudited)
(In thousands)

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2005	2004	2005	2004
Net income	$2,595	$2,012	$9,720	$932

Other comprehensive income - Foreign currency translation	(58)	968	2,134	1,735
Total comprehensive income	$2,537	$2,980	$11,854	$2,667

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
February 28, 2005
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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2005 and the condensed consolidated results of operations and comprehensive income for the three- and nine-month periods ended February 28/29, 2005 and 2004, and the condensed consolidated cash flows for the nine-month periods ended February 28/29, 2005 and 2004. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B – Discontinued Operations

On February 17, 2005, we sold substantially all of the assets and certain liabilities of our engine component repair business, located in Windsor, Connecticut. The engine component repair business was a unit within the Maintenance, Repair and Overhaul segment. We received as consideration cash of $7,700 and acquired inventory having a value of approximately $1,200, subject to certain adjustments. As a result of the transaction, we recorded a pre-tax charge of $3,505 ($2,226 after-tax), in the third quarter ended February 28, 2005 representing the loss on disposal. Of the $3,505 pre-tax charge, severance charges were $287 and closing costs related to the transactions were $473. The remaining portion of the charge of $2,745 represents the difference between proceeds and the net book value of the assets sold.

Revenues, pre-tax operating loss and pre-tax loss on disposal for the three- and nine-month periods ended February 28/29, 2005 and 2004 for the discontinued operation are summarized as follows:

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2005	2004	2005	2004
Revenues	$1,411	$1,918	$5,898	$5,150
Pre-tax operating loss	(562)	(358)	(1,229)	(523)
Pre-tax loss on disposal	(3,505)	—	(3,505)	—

Note C – Income Taxes

During the third quarter of fiscal 2005 ended February 28, 2005, we recorded a favorable federal income tax adjustment of $496. The benefit is a result of the completion of the fiscal 2004 federal tax return in February 2005, upon which we determined that we qualified for additional tax benefits related to export activities. Similarly, we recorded a $604 federal income tax benefit during the third quarter of last year which primarily related to additional tax benefits from export activities in fiscal 2003.

During the second quarter of fiscal 2005 ended November 30, 2004, we recorded a favorable federal income tax adjustment of $1,575. In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act included a number of federal income tax reforms, including an extension of the foreign tax credit carryforward period from five years to ten years. In previous fiscal years, we had established a deferred tax valuation allowance of $1,575 against foreign tax credits expiring in fiscal year 2006. As a result of the new ten-year carryforward period established by the Act, we now expect to utilize the foreign tax credits and recorded a $1,575 credit to the provision for income taxes during the second quarter of fiscal 2005.

Note D – Stock-Based Employee Compensation Plans

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

		Three Months Ended February 28/29,		Nine Months Ended February 28/29,
		2005	2004	2005	2004
Net income as reported		$2,595	$2,012	$9,720	$932
Add: Stock-based compensation expense included in net income as reported, net of tax		82	101	226	223
Deduct: Total compensation expense determined under fair value method for all awards, net of tax		(704)	(680)	(2,091)	(2,246)
Pro forma net income (loss)		$1,973	$(2)	$7,855	$(1,091)
Earnings (loss) per share – basic:	As reported	$0.08	$0.02	$0.30	$0.03
	Pro forma	$0.06	$—	$0.24	$(0.03)
Earnings (loss) per share – diluted:	As reported	$0.08	$0.02	$0.29	$0.03
	Pro forma	$0.06	$—	$0.24	$(0.03)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the nine months ended February 28/29, 2005 and 2004:

	Nine Months Ended February 28/29,
	2005	2004
Risk-free interest rate	3.7%	3.1%
Expected volatility of common stock	66.0%	67.4%
Dividend yield	0.0%	0.0%
Expected option term in years	4.0	4.0

Note E – New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured based on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. We will adopt the provisions of SFAS No. 123(R) in the second quarter of fiscal 2006 ending November 30, 2005 and anticipate that adoption of the standard will result in approximately $1,500 of pre-tax compensation expense in fiscal 2006 for current unvested stock options.

Note F – Revenue Recognition

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

Note G – Inventory

The summary of inventories is as follows:

	February 28, 2005	May 31, 2004
Raw materials and parts	$43,529	$45,823
Work-in-process	23,267	20,419
Purchased aircraft, parts, engines and components held for sale	132,483	140,657
	$199,279	$206,899

Note H –Joint Ventures

During the first quarter of fiscal 2005 ended August 31, 2004, we invested in a limited liability company, which is accounted for under the equity method of accounting. Our investment in the limited liability company was made under an agreement with a global financial institution. Our membership interest in this limited liability company is 50% and the primary business of this company is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft. Aircraft that are acquired by the company are purchased with cash contributions by the members of the company, and debt financing which is non-recourse to the members of the company. Total assets and debt of the limited liability company at February 28, 2005 were $41,674 and $23,485, respectively. Our equity investment in this company is $10,811 at February 28, 2005.

During the first quarter of fiscal 2005 ended August 31, 2004, we also invested in a joint venture company with a different party. The joint venture company owns an aircraft on lease to a foreign carrier. This aircraft was subject to a note payable to a major financial institution that was guaranteed by AAR; during the third quarter of fiscal 2005, we paid the debt of $6,022 in full. We consolidate the financial position and results of operations of this joint venture. The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at February 28, 2005. The minority interest in the joint venture was $957 at February 28, 2005.

Note I – Supplemental Cash Flows Information

	Nine Months Ended February 28/29,
	2005	2004
Interest paid	$13,323	$14,731
Income taxes paid	440	552
Income tax refunds received	1,071	962

Non-cash operating and financing activities are excluded from the consolidated statement of cash flows. During the nine-month period ended February 28, 2005, non-cash operating and financing activities related to the consolidation of the joint venture company were as follows:

Assets consolidated	$8,494
Debt guaranteed and consolidated	6,464

Note J – Common Stock and Earnings per Share of Common Stock

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and shares issued upon conversion of convertible debt.

In the third quarter of fiscal 2005 ended February 28, 2005, we adopted the provisions of Emerging Issues Task Force Issue No. 04-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-08”) which requires companies to account for contingently convertible debt using the “if converted” method set forth in SFAS No. 128 “Earnings Per Share” for calculating diluted earnings per share. Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted to equity at the beginning of the period and is added to outstanding common shares. For comparative purposes, diluted earnings per share information for all periods since the convertible debt securities were issued in February 2004 have been restated as required by EITF No. 04-08.

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28/29, 2005 and 2004.

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2005	2004	2005	2004
Income from continuing operations	$5,185	$2,245	$12,744	$1,903
Loss from discontinued operations, net of tax	(2,590)	(233)	(3,024)	(971)
Net income	$2,595	$2,012	$9,720	$932

Basic shares:
Weighted average common shares outstanding	32,258	32,168	32,249	31,999

Earnings (loss) per share – basic:
Earnings from continuing operations	$0.16	$0.07	$0.39	$0.06
Loss from discontinued operations, net of tax	(0.08)	(0.01)	(0.09)	(0.03)
Earnings per share - basic	$0.08	$0.06	$0.30	$0.03

Net income	$2,595	$2,012	$9,720	$932
Add: After-tax interest on convertible debt	306	114	924	114
Net income for diluted EPS calculation	$2,901	$2,126	$10,644	$1,046

Diluted shares:
Weighted average common shares outstanding	32,258	32,168	32,249	31,999
Additional shares from the assumed exercise of stock options	555	564	481	247
Additional shares from the assumed conversion of convertible debt	3,604	1,345	3,604	448
Weighted average common shares outstanding – diluted	36,417	34,077	36,334	32,694

Earnings (loss) per share – diluted:
Earnings from continuing operations	$0.15	$0.07	$0.37	$0.06
Loss from discontinued operations, net of tax	(0.07)	(0.01)	(0.08)	(0.03)
Earnings per share - diluted	$0.08	$0.06	$0.29	$0.03

At February 28/29, 2005 and 2004, respectively, stock options to purchase 3,094 and 3,254 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

As of February 28, 2005, we had $67,000 of convertible senior notes outstanding. The notes were issued in February 2004 and are due February 1, 2024 unless earlier redeemed, repurchased or converted, and bear interest at 2.875% payable semiannually on February 1 and August 1.

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

Note K – Impairment Charges

The components of the fiscal 2003 and fiscal 2002 impairment charges were as follows:

	For the Year Ended May 31,
	2004	2003	2002

Engine and airframe parts	$—	$2,360	$56,000
Whole engines	—	3,000	11,400
Loss accruals for engine operating leases	—	—	8,500
	$—	$5,360	$75,900

Prior to September 11, 2001 we were executing our plan to reduce our investment in support of older generation aircraft in line with the commercial airlines’ scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry, which brought about a rapid acceleration of those retirement plans. System-wide capacity was reduced by approximately 20%, and many airlines cancelled or deferred new aircraft deliveries. Based on management’s assessment of these and other conditions, in the second quarter ended November 30, 2001 of fiscal 2002, we reduced the value and provided loss accruals for certain of our inventories and engine leases which support older generation aircraft by $75,900, of which $57,900 was related to the Inventory and Logistic Services segment and $18,000 was related to the Aircraft and Engine Sales and Leasing segment.

The fiscal 2002 writedown for the engine and airframe parts was determined by comparing the carrying value for inventory parts that support older generation aircraft to their net realizable value. In determining net realizable value, we assigned estimated sales prices taking into consideration historical selling prices and demand, as well as anticipated demand. The $11,400 writedown during fiscal 2002 for whole engines related to assets that are reported in the caption “Equipment on or available for short-term lease” and was determined by comparing the carrying value for each engine to an estimate of its undiscounted future cash flows. In those instances where there was a shortfall, the impairment was measured by comparing the carrying value to an estimate of the asset’s fair market value. The loss accruals for engine operating leases were determined by comparing the scheduled purchase option prices to the estimated fair value of such equipment. In those instances where the scheduled purchase option price exceeded the estimated fair value, an accrual for the estimated loss was recorded (see Note L).

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

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by us are as follows:

	February 28, 2005	May 31, 2004	November 30, 2001
Net impaired inventory and engines	$45,600	$51,500	$89,600

Proceeds from sales of impaired inventory and engines for the nine-month periods ended February 28/29, 2005 and 2004 were $5,900 in each period. Proceeds for the twelve-month period ended May 31, 2004 were $7,300.

Note L – Aviation Equipment Operating Leases

From time to time we lease aviation equipment (engines and aircraft) from lessors under arrangements that are classified as operating leases. We may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which we are the lessee are typically one year with options to renew annually at our election. If we elect not to renew a lease or the lease term expires, we generally will purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow us to purchase the equipment at any time during a lease at its scheduled purchase option price.                                       During the nine-month period ended February 28, 2005, we exercised our purchase option on four engines. The acquisition price was $8,021 and the engines were reflected in Inventories and Equipment on or available for short-term lease on the Condensed Consolidated Balance Sheet. The scheduled purchase option values of currently leased aviation equipment were $20,847 at February 28, 2005 and $30,097 at May 31, 2004.

In those instances in which we anticipate that we will purchase aviation equipment and the scheduled purchase option price will exceed the fair value of such equipment, we record an accrual for loss. The accrual for loss was $2,107 and $5,800 at February 28, 2005 and May 31, 2004, respectively. The reduction in loss accrual is attributable to the buyout of leases and the subsequent sale of the underlying aircraft engines.

Note M – Segment Reporting

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

Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment is as follows:

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2005	2004	2005	2004
Sales:
Inventory and Logistic Services	$72,010	$61,148	$200,828	$192,142
Maintenance, Repair and Overhaul	53,179	47,981	149,021	151,174
Manufacturing	51,759	44,246	143,069	101,212
Aircraft and Engine Sales and Leasing	20,753	5,858	45,004	23,106
	$197,701	$159,233	$537,922	$467,634

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2005	2004	2005	2004
Gross profit:
Inventory and Logistic Services	$14,250	$10,639	$37,851	$30,794
Maintenance, Repair and Overhaul	6,962	5,354	17,623	18,378
Manufacturing	9,591	9,540	27,099	19,155
Aircraft and Engine Sales and Leasing	(68)	1,023	3,159	4,857
	$30,735	$26,556	$85,732	$73,184

PART I, ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
February 28, 2005
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

The table below sets forth consolidated sales for our four business segments for the three- and nine-month periods ended February 28/29, 2005 and 2004.

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2005	2004	2005	2004
Sales:
Inventory and Logistic Services	$72,010	$61,148	$200,828	$192,142
Maintenance, Repair and Overhaul	53,179	47,981	149,021	151,174
Manufacturing	51,759	44,246	143,069	101,212
Aircraft and Engine Sales and Leasing	20,753	5,858	45,004	23,106
	$197,701	$159,233	$537,922	$467,634

During fiscal 2004 and the first nine months of fiscal 2005, the worldwide airline industry experienced an increase in available seat miles and revenue passenger miles, and improved load factors. Although U.S. carriers have made progress reducing their non-fuel costs, the impact from historically high fuel costs and a highly competitive pricing environment, coupled with weak balance sheets, may cause further U.S. airline restructurings, which may have a negative impact on our operating environment.

Results of Operations

Three-Month Period Ended February 28, 2005

(as compared with the same period of the prior year)

Consolidated sales for the third quarter ended February 28, 2005 increased $38,468 or 24.2% over the third quarter of last year. The increase in sales over the prior year was attributable to sales increases in each of the Company’s four reportable segments driven primarily by a 40.8% increase in sales to commercial airline customers. The increase in sales to commercial airline customers reflects improved demand for parts support due to increased passenger traffic as well as successful sales and marketing efforts.

In the Inventory and Logistic Services segment, sales increased $10,862 or 17.8% over the prior year period reflecting increased demand for engine and airframe parts, principally from European and Asian customers.

In the Maintenance, Repair and Overhaul segment, sales increased $5,198 or 10.8% over the prior year representing increased demand for aircraft maintenance, landing gear repair and component overhaul.

In the Manufacturing segment, sales increased $7,513 or 17.0% due to continued strong demand for specialized mobility products supporting defense customers and increased sales of cargo systems and composite structures primarily due to successful marketing efforts.

Sales in the Aircraft and Engine Sales and Leasing segment were $20,753, an increase of $14,895 over the prior year period reflecting the sale of the Company’s interest in certain aircraft for approximately $15 million at essentially book value.

Consolidated gross profit was $30,735 which represents a $4,179 increase over the prior year period reflecting the increase in consolidated sales, as well as an improvement in the gross profit margin within the Inventory and Logistic Services and Maintenance, Repair and Overhaul segments as a result of favorable product mix and increased volume.

Operating income increased $3,624 from the prior year as a result of increased sales, partially offset by higher selling, general and administrative expenses. Our selling, general and administrative expenses increased $753 or 3.7% compared to the same period in the prior year principally due to higher selling expenses from increased personnel costs. As a percentage of sales, selling, general and administrative expenses declined from 12.8% to 10.7%. Net interest expense declined $679 or 15.4% due to lower overall outstanding borrowings.

During the third quarter of fiscal 2005, upon completion of our fiscal 2004 Federal income tax return, we determined the Company qualified for additional tax benefits of $496 related to higher than estimated margin on fiscal 2004 export activities. Similarly, we recorded a $604 benefit during the third quarter of last year which primarily related to additional tax benefits from fiscal 2003 export activities.

Income from continuing operations was $5,185 or more than double the prior year due to the factors discussed above.

During the third quarter of fiscal 2005, we sold our engine component repair business which is classified as discontinued operations in the Consolidated Statement of Operations. During the third quarter of fiscal 2005, the loss from discontinued operations was $2,590, or $0.07 per share and is comprised of the operating loss, net of tax, of $364 and the loss on disposal, net of tax, of $2,226.

Net income was $2,595 for the third quarter of fiscal 2005 compared to $2,012 in the prior year.

Nine-Month Period Ended February 28, 2005

(as compared with the same period of the prior year)

Consolidated sales for the nine-month period ending February 28, 2005 increased $70,288 or 15.0% over the prior year period. The increase in sales was primarily attributable to continued strong demand for our specialized mobility products supporting defense customers as well as a 22.8% increase in sales to commercial airline customers. The increase to commercial airline customers reflects improved demand for parts support due to increased passenger traffic and successful sales and marketing efforts.

Sales in the Inventory and Logistic Services segment increased $8,686 or 4.5% compared to the prior year period primarily due to higher demand for engine and airframe parts, principally in the Asian and European markets. Lower sales to general aviation customers as we de-emphasized certain lower margin products and lower sales of logistics support to our defense customers compared with record sales in the prior year period partially offset the engine and airframe parts increase.

In the Maintenance, Repair and Overhaul segment, sales decreased $2,153 or 1.4% as we experienced decreased demand for industrial gas turbine overhaul services and lower sales at our aircraft maintenance facility on a year to date basis. Increased demand for landing gear repairs and component repair services partially offset the reductions within the segment.

In the Manufacturing segment, sales increased $41,857 or 41.4% compared to the prior year period as we experienced increased sales at all of our business units within the segment. We continue to experience strong sales to the U.S. Military for products supporting defense efforts and expect this trend to continue into future quarters. We also experienced increased demand for cargo systems and composite structures to airline customers within the segment primarily due to successful marketing efforts.

Sales in the Aircraft and Engine Sales and Leasing segment increased $21,898 or 94.8%, which was primarily driven by the sale of our interest in certain aircraft for approximately $15 million at essentially book value.

Consolidated gross profit increased $12,548 or 17.1% compared with the prior year. The increase in our gross profit is primarily attributable to the increase in sales and a slight increase in the gross profit margin to 15.9% from 15.6% in the prior year. The gross profit percentage increased primarily due to the mix of products sold within the Inventory and Logistics Services segment largely due to reduced levels of low margin sales in the general aviation market and operational efficiencies obtained within the Manufacturing segment.

Operating income increased $10,184 compared with the prior year primarily due to the increased sales, partially offset by higher selling, general and administrative costs. During the nine-month period ended February 28, 2005, our selling, general and administrative costs increased $2,570 or 4.4% primarily due to added resources to support company-wide growth. As a percentage of sales, selling, general and administrative costs declined from 12.6% to 11.4%. Net interest expense decreased $2,340 or 17.9% due to lower overall outstanding borrowings, lower weighted average interest rates and a first quarter $995 gain recorded on the early retirement of debt, partially offset by $500 of additional interest expense associated with outstanding litigation.

During the third quarter of fiscal 2005, upon completion of our fiscal 2004 Federal income tax return, we determined the Company qualified for additional tax benefits of $496 related to higher than estimated margin on fiscal 2004 export activities. Similarly, we recorded a $604 benefit during the third quarter of last year which primarily related to additional tax benefits from fiscal 2003 export activities.

During the second quarter of fiscal 2005 ended November 30, 2004, we recorded a favorable federal income tax adjustment of $1,575 or $0.05 per share. In October 2004 American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act included a number of federal income tax reforms, including an extension of the foreign tax credit carryforward period from five years to ten years. In previous fiscal years, we had established a deferred tax valuation allowance of $1,575 against foreign tax credits expiring in fiscal year 2006. As a result of the new ten-year carryforward period established by the Act, we now expect to utilize the foreign tax credits and recorded a $1,575 credit to the provision for income taxes during the second quarter of fiscal 2005.

Income from continuing operations was $12,744 or an increase of $10,841 over the prior year due to the factors discussed above.

During the third quarter of fiscal 2005, we sold our engine component repair business which is classified as discontinued operations in the Consolidated Statement of Operations. During the nine-month period ended February 28, 2005, the loss from discontinued operations was $3,024 or $0.08 per diluted share and is comprised of the operating loss, net of tax, of $798 and the loss on disposal, net of tax, of $2,226.

Net income was $9,720 for the nine-month period ended February 28, 2005 compared to $932 in the prior year.

Factors Which May Affect Future Results

Our operating results and financial position may be adversely affected or fluctuate on a quarterly basis as a result of general economic conditions, geo-political events, the commercial airline environment and other factors, including: (1) possible declines in demand for our products and services and the ability of our customers to meet their financial obligations; (2) possible declines in market values for aviation products and equipment; (3) difficulties in re-leasing or selling aircraft and engines that are currently being leased; (4) lack of assurance that sales to the U.S. Government, its agencies and its contractors (which were 34.6% and 33.8% of total sales for the nine month periods ended February 28, 2005 and February 29, 2004, respectively), will continue at levels previously experienced; (5) access to the debt and equity capital markets and the ability to draw down funds under financing agreements; (6) inability to comply with restrictive and financial covenants contained in certain of our loan agreements; (7) changes in or inability to comply with laws and regulations that may affect certain of our aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (8) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than us; (9) exposure to product liability and property claims that may be in excess of our substantial liability insurance coverage; and (10) the outcome of any pending or future material litigation or environmental proceedings.

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

At February 28, 2005, our liquidity and capital resources included cash of $32,091 and working capital of $281,291. As of February 28, 2005, $11,600 of cash was restricted to support letters of credit. At February 28, 2005, we had $50,000 available under our accounts receivable securitization program; no accounts receivable were securitized as of that date. The amount available under this agreement is based on a formula of qualifying accounts receivable. At February 28, 2005, we had $26,207 available under our secured revolving credit facility; no amounts were outstanding as of that date. The amount available under the revolving credit facility is also based on a formula of qualifying assets. As of February 28, 2005, unrestricted cash and amounts available to us under our secured credit arrangement and accounts receivable securitization program totaled $98,135.

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

In July 2005, non-recourse notes of $31,496 mature and therefore have been classified as current on the February 28, 2005 Condensed Consolidated Balance Sheet. We expect to renew the lease agreement on the aircraft that secures the notes and to refinance the existing non-recourse notes with the lender on terms more favorable than those contained in the current lease and note agreements. As of February 28, 2005, our equity investment in the aircraft was $1,058.

During the nine-month period ended February 28, 2005, we generated $28,029 of cash from operations, primarily due to $21,112 of non-cash depreciation and amortization and approximately $15 million received from the sale of our interest in certain aircraft, partially offset by an increase in accounts receivable and inventory and cash contributions to our pension plan.

During the nine-month period ended February 28, 2005, our investing activities used $13,208 principally reflecting capital expenditures of $9,463 and investments made in aircraft joint ventures of $10,811, partially offset by proceeds from the sale of the engine component repair business of $7,700.

During the nine-month period ended February 28, 2005, our financing activities used $23,738 of cash primarily due to the early retirement of notes for $19,660 and other scheduled principal payments.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of February 28, 2005 is as follows:

	Payments Due by Period
							After
	Total	2/28/06	2/28/07	2/28/08	2/28/09	2/28/10	2/28/10
On Balance Sheet:
Debt	$200,907	$702	$734	$48,249	$28,866	$200	$122,156
Non-recourse Debt	31,496	31,496	—	—	—	—	—
Bank Borrowings	1,606	1,606	—	—	—	—	—

Off Balance Sheet:
Aviation Equipment Operating Leases	22,083	7,147	14,936	—	—	—	—
Garden City Operating Lease	32,125	1,380	1,414	1,449	1,486	1,523	24,873

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

PART I, ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes fluctuating interest rates under our credit agreements, foreign exchange rates and accounts receivable. During the three- and nine-month periods ended February 28/29, 2005 and 2004, we did not utilize derivative financial instruments to offset these risks.

At February 28, 2005, $26,207 was available under our secured revolving credit facility with Merrill Lynch Capital. Interest on amounts borrowed under this credit facility is LIBOR based. As of February 28, 2005, the outstanding balance under this agreement was $0. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three-month period ended February 28, 2005 would not have had a material impact on our financial position or results of operations.

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

PART I, ITEM 4 – CONTROLS AND PROCEDURES

As of February 28, 2005, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner.

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

AAR CORP.
(Registrant)

Date:	April 6, 2005	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

4.	Instruments defining the rights of security holders	4.6

Revolving Loan Agreement dated April 11, 2001 between Registrant and LaSalle Bank National Association(1) amended November 30, 2001,(2) April 22, 2002,(2) June 6, 2002,(2) March 10, 2003,(3) March 21, 2003,(3) May 9, 2003,(4) June 26, 2003,(4) March 2, 2004,(5) and March 29, 2005.(6)

		4.8

Credit Agreement dated May 29, 2003 between Registrant and various subsidiaries and Merrill Lynch Capital and various additional lenders from time to time who are parties thereto,(4) as amended January 23, 2004(5) and March 29, 2005.(6)

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated April 6, 2005 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated April 6, 2005 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated April 6, 2005 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated April 6, 2005 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

(1)           Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

(2)           Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

(3)           Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

(4)           Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

(5)           Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

(6)           Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated March 31, 2005.