Form 10-K
period 2005-05-31
AAR CORP
filed 2005-07-22
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2005
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
Registrant’s telephone number, including area code: (630) 227-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
Chicago Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

At November 30, 2004, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was approximately $430,884,264 (based upon the closing price of the Common Stock at November 30, 2004 as reported on the New York Stock Exchange). The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On July 18, 2005, there were 32,591,478 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the Registrant’s 2005 Annual Meeting of Stockholders, to be held October 19, 2005 are incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.                BUSINESS
(Dollars in thousands)

General

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise. AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966. We are a diversified provider of products and services to the worldwide aviation/aerospace and defense industries. We conduct our business activities primarily through six principal operating subsidiaries: AAR Parts Trading, Inc., AAR Aircraft & Engine Sales & Leasing, Inc., AAR Services, Inc., AAR Aircraft Services, Inc., AAR Manufacturing, Inc., and AAR International, Inc. Our international business activities are conducted primarily through AAR International, Inc.

In connection with filing this Form 10-K, we have re-named our reportable segments and have changed the composition of some of the businesses within these segments. The Inventory and Logistic Services segment is now part of the Aviation Supply Chain segment; the Maintenance, Repair and Overhaul segment name has not changed, however, we have changed the composition of the businesses within the segment; the Manufacturing segment is now called the Structures and Systems segment; and the Aircraft and Engine Sales and Leasing segment is now called the Aircraft Sales and Leasing segment.

Results for our aircraft component repair business, which were previously reported in the Maintenance, Repair and Overhaul segment, are now reported in the Aviation Supply Chain segment. Results for our industrial gas turbine business, which also were previously reported in the Maintenance, Repair and Overhaul segment, are now reported in the Structures and Systems segment. Results for our engine sales and leasing business, which were previously reported in the Aircraft and Engine Sales and Leasing segment, are now reported in the Aviation Supply Chain segment.

The changes to our reportable segments were necessary to align our reportable segments consistent with the way our Chief Executive Officer now evaluates performance and the way we are internally organized. We believe these changes will provide enhanced transparency to our airframe maintenance activities, which are becoming a more material part of AAR as a result of our occupancy of an airframe maintenance facility in Indianapolis, Indiana. Further, it combines the performance of our aircraft component repair business with our parts distribution, program and logistics businesses, which is consistent with how we present these products and services to the marketplace. We changed the name of our Manufacturing segment to Structures and Systems, which better defines the products and services offered by this segment of our Company.

Our four business segments are: (i) Aviation Supply Chain, comprised primarily of business activities conducted through AAR Parts Trading, Inc., AAR Services, Inc., AAR Allen Services, Inc., a wholly-owned subsidiary of AAR Parts Trading, Inc. and AAR Services, Inc., respectively, and AAR International, Inc. (ii) Maintenance, Repair and Overhaul, comprised primarily of business activities conducted through AAR Services, Inc., AAR Allen Services, Inc. and AAR Aircraft Services, Inc. (iii) Structures and Systems, comprised primarily of business activities conducted through AAR Manufacturing, Inc., and (iv) Aircraft Sales and Leasing, comprised of business activities primarily conducted through AAR Aircraft & Engine Sales & Leasing, Inc.

Aviation Supply Chain

Activities in our Aviation Supply Chain segment include the purchase and sale of a wide variety of new, overhauled and repaired engine and airframe parts and components for our aviation and defense customers. We also repair and overhaul a wide variety of avionics, instruments, electrical, electronic, fuel, hydraulic and pneumatic components and a broad range of internal airframe components for the same customer categories. We provide customized inventory supply and management programs for engine and airframe parts and components in support of customer maintenance activities. We are an authorized distributor for more than 125 leading aviation and aerospace product manufacturers. In addition, we sell and lease commercial jet engines. We acquire aviation products for the Aviation Supply Chain segment from domestic and foreign airlines, independent aviation service companies, aircraft leasing companies and original equipment manufacturers. In the Aviation Supply Chain segment, the majority of our sales are made pursuant to standard commercial purchase orders. In certain inventory supply and management programs, we supply products and services under agreements reflecting negotiated terms and conditions.

Maintenance, Repair and Overhaul

Activities in our Maintenance, Repair and Overhaul segment include airframe maintenance services and the repair and overhaul of most types of landing gear for commercial and defense customers. In June 2004, we entered into a long-term agreement to occupy a portion of an airframe maintenance facility in Indianapolis, Indiana (the Indianapolis Maintenance Center or IMC), which is owned by the Indianapolis Aircraft Authority (IAA). The IMC is comprised of 12 airframe maintenance bays, backshop space to support airframe maintenance activities, warehouse and office space. We currently occupy and are performing maintenance activities in three bays and occupy certain office space within the IMC. We have options for seven additional bays and additional office space under a lease which expires in December 2014, with a ten-year renewal option. The lease agreement contains early termination rights for AAR and the IAA, which may be exercised in specified circumstances. We believe the IMC is one of the most efficient and state-of-the-art airframe maintenance facilities in the world and our occupancy of the IMC significantly expands our maintenance and repair capacity and capabilities. In addition to the IMC, we operate an aircraft maintenance facility located in Oklahoma City, Oklahoma providing airframe maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, defense, regional, business and general aviation aircraft. We also operate an aircraft storage facility in Roswell, New Mexico. In this segment, we purchase replacement parts from original equipment manufacturers and suppliers that are used in maintenance, repair and overhaul operations. We have ongoing arrangements with original equipment manufacturers (OEMs) that provide us access to parts, repair manuals and service bulletins in support of parts manufactured by the OEM. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price and delivery. When possible, we will obtain replacement parts used in repair and overhaul activities from operating units in our Aviation Supply Chain segment.

Structures and Systems

Activities in our Structures and Systems segment include the manufacture and repair of a wide array of containers, pallets and shelters in support of military and humanitarian tactical deployment activities. We design, manufacture and install in-plane cargo loading and handling systems for commercial and military aircraft and helicopters. We also design and manufacture advanced composite materials for commercial, business and military aircraft as well as advanced composite structures for the transportation industry. We provide turbine engine overhaul and parts supply services to industrial gas and steam turbine operators and for certain military engines. In this segment, sales are made to customers pursuant to standard commercial purchase orders and contracts. In this segment, we purchase aluminum sheets, extrusions and castings and other necessary supplies from a number of vendors.

Aircraft Sales and Leasing

Activities in our Aircraft Sales and Leasing segment include the sale or lease of used commercial jet aircraft. In this segment, each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties and lease return provisions. Leases are fixed in regard to term; early termination by the lessee is not permitted except in the event of a breach by us. In this segment, we purchase aircraft from domestic and foreign airlines and aircraft leasing companies. Activities in the Aircraft Sales and Leasing segment also include the formation and operation of joint ventures with strategic and financial partners. The primary business of these joint ventures is the ownership and lease of aircraft to commercial airlines. Within this segment, we also provide advisory services which consist of assistance in remarketing aircraft, records management and storage maintenance.

Raw Materials

We historically have been able to obtain raw materials and other items for our inventories for each of our segments at competitive prices, terms and conditions from numerous sources, and we expect to be able to continue to do so.

Terms of Sale

In the Aviation Supply Chain, Maintenance, Repair and Overhaul and Structures and Systems segments, we generally sell our products under standard 30-day terms. On occasion, certain customers (principally foreign customers) will negotiate extended payment terms (60-90 days). Except for customary warranty provisions, customers do not have the right to return products nor do they have the right to extended financing. In the Aircraft Sales and Leasing segment, we sell our products on a cash due at delivery basis, standard 30-day terms or on an extended term basis and aircraft purchasers do not have the right to return the aircraft.

Customers

For each of our reportable segments, we market and sell aviation products and services primarily through our own employees. In certain regions of the world, we rely on foreign sales representatives to market and sell our products and services. The principal customers for our products and services in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments are domestic and foreign commercial airlines, regional and commuter airlines, business and general aviation operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies. In the Structures and Systems segment, our principal customers include domestic and foreign military organizations, domestic and foreign commercial airlines, aviation original equipment manufacturers and other industrial entities. The principal customers in the Aircraft Sales and Leasing segment include domestic and foreign commercial airlines and aircraft finance and leasing companies. Sales of aviation products and services to commercial airlines are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft.

Licenses

We have 14 Federal Aviation Administration (FAA) licensed repair stations in the United States and Europe. Of the 14 FAA repair stations, eight are also European Aviation Safety Agency (EASA) licensed repair stations. Such licenses, which are ongoing in duration, are required in order for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 14 FAA licensed repair stations, five are in the Aviation Supply Chain segment, four are in the Maintenance, Repair and Overhaul segment, and five are in the Structures and Systems segment. Of the eight EASA licensed repair stations, three are in the Aviation Supply Chain segment, three are in the Maintenance, Repair and Overhaul segment and two are in the Structures and Systems segment. We believe that we possess all licenses and certifications that are material to the conduct of our business.

Competition

Competition in the worldwide aviation/aerospace industry is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in both the Aviation Supply Chain and the Maintenance, Repair and Overhaul segments include original equipment manufacturers, the service divisions of large commercial airlines and other independent suppliers of parts and services. In our Aircraft Sales and Leasing segment, we face competition from financial institutions, syndicators, commercial and specialized leasing companies and other entities that provide financing. Our pallet, container and shelter manufacturing activities in our Structures and Systems segment compete with several large and small companies, and our cargo systems and composite structures competitors include a number of divisions of large corporations and small companies. Although certain of our competitors have substantially greater financial and other resources than we do, in each of our four reportable segments we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to quality and our unique combination of market expertise and technical and financial capabilities.

Backlog

At May 31, 2005, backlog believed to be firm was approximately $160,400 compared to $162,400 at May 31, 2004. Approximately $151,800 of this backlog is expected to be filled within the next 12 months.

On June 16, 2005, we announced that our Cargo Systems operating unit was selected to provide cargo handling systems for the new A400M Military Transport Aircraft. We are teaming with Pfalz Flugzeugwerke GmbH of Speyer, Germany on the program. Initial sales of the cargo systems together with estimated revenue from spare parts sales and service are scheduled to begin in fiscal 2007. Our portion of revenue to be generated from the program is expected to exceed $300,000 through fiscal 2015, based on sales projections for the A400M. Airbus Military currently has orders for 188 A400M’s from eight governments, including France and Germany, with deliveries scheduled to begin in 2008. This contract is not included in our May 31, 2005 backlog.

Employees

At May 31, 2005, we employed approximately 2,600 persons worldwide.

Sales to U.S. Government

Sales to the U.S. Government, its agencies and its contractors were $252,168 (33.7% of total sales), $222,558 (34.5% of total sales), and $170,191 (28.4% of total sales) in fiscal years 2005, 2004 and 2003, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our government contracts are for products and services used for ongoing routine military logistic support activities; unlike weapons systems and other high-technology military requirements, these products and services are less likely to be affected by significant changes in defense spending. Our government contracts are subject to termination at the election of the government; in the event of such a termination we would be entitled to recover from the government all allowable costs incurred by us through the date of termination.

Additional Information

For additional information concerning our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Segment Information” in

Note 13 of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” below.

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

ITEM 2.                PROPERTIES

Our principal activities in the Aircraft Sales and Leasing segment and parts distribution activities in the Aviation Supply Chain segment are conducted from a building in Wood Dale, Illinois, which is owned by us subject to a mortgage. In addition to warehouse space, this facility includes executive, sales and administrative offices. We also lease facilities in Atlanta and Macon, Georgia, Jacksonville, Florida, Garden City, New York and London, England and we own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Supply Chain segment.

Maintenance, Repair and Overhaul activities are conducted at facilities leased by us located in Indianapolis, Indiana, Oklahoma City, Oklahoma, Miami, Florida and Roswell, New Mexico.

Our activities in the Structures and Systems segment are conducted at facilities owned by us in Clearwater, Florida (subject to an industrial revenue bond), Cadillac and Livonia, Michigan and Frankfort, New York.

We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.                LEGAL PROCEEDINGS
(Dollars in thousands)

Except as described below, we are not a party to any material, pending legal proceeding (including any governmental or environmental proceedings) other than routine litigation incidental to our existing business.

AAR Manufacturing, Inc., a subsidiary of the Company (“subsidiary”) received an Administrative Order for Response Activity (“Order”) dated August 7, 2003, from the Michigan Department of Environmental Quality (“MDEQ”) relating to environmental conditions at and in the vicinity of the subsidiary’s Cadillac, Michigan plant. The Order requires the subsidiary to perform environmental investigatory work, prepare a feasibility study and a remedial action plan, and perform interim response actions. The interim response actions include continuation of the response activities the subsidiary is performing under a 1985 Consent Decree, operation of a soil vapor extraction system the subsidiary had previously installed and operated, determination of the need to provide alternate water supplies to off-site properties (and if it is so determined then to actually provide it), removal of any free phase liquids encountered in the ground, provision of notices of groundwater contamination migration to off-site property owners, and other actions determined by the MDEQ or the subsidiary to be appropriate. A letter dated June 14, 2002 from the MDEQ further demands payment of environmental response costs already incurred by the MDEQ in the amount of $525 plus interest plus unspecified costs to be incurred in the future by the MDEQ. The Order and the letter which accompanied the Order threaten the imposition of civil fines up to $25 for each day of violation of the Order plus exemplary damages up to three times the costs incurred by the MDEQ if the subsidiary does not comply with the Order. The Order may require the implementation of the remedial action plan although it is not clear on that point. The Order requires the implementation of emergency response action if a release of hazardous substances, threat of a release, or exacerbation of existing contamination occurs during the pendency of the Order.

The subsidiary advised the MDEQ that it will perform the requirements of the Order to the extent those requirements apply to the allegation by the MDEQ that a release of hazardous substances occurred after the execution of the 1985 Consent Decree. The subsidiary declined to perform work which the Order requires which the subsidiary believes is based on claims previously resolved in the 1985 Consent Decree. The MDEQ responded to the subsidiary by saying that the MDEQ “will be taking appropriate action to protect public health, safety and welfare and the environment, and gain AAR’s compliance with Part 201 (the Michigan “cleanup law”)”.

The subsidiary has charged to operations approximately $200 in expenses incurred related to the performance of environmental investigations under the Order. The subsidiary conducted work under the Order in addition to the work required to be performed as noted above. The subsidiary has received some funds from an insurance carrier to reimburse it for work done by the subsidiary under the 1985 Consent Decree. The subsidiary sought further coverage for the matters in the June 14, 2002 MDEQ letter and the Order. The insurance carrier denied coverage and refused to provide a defense on the basis that the work being performed is with respect to an alleged release that occurred after the execution of the 1985 Consent Decree. The subsidiary is evaluating the option of bringing suit against the insurance carrier for provision of a defense and for coverage. The subsidiary, prior to the issuance of the Order, sought a Court order to enforce the 1985 Consent Decree, but that relief was denied by the Court, primarily on the basis that the action was premature since the State was not pursuing an enforcement action at the time. The subsidiary sought leave to appeal that decision to the Michigan Court of Appeals but leave was denied.

On March 31, 2005 a complaint was filed by the MDEQ in Cadillac, Michigan with the Wexford County Circuit Court. The case is Michigan Department of Environmental Quality v AAR Cadillac Manufacturing, a division of AAR Manufacturing Group, Inc., an Illinois corporation, and AAR Corp., a Delaware corporation, File No. 05-18853-CE. In its complaint the MDEQ seeks to enforce the Order against the subsidiary and seeks to have the Court impose civil fines and exemplary damages upon the subsidiary for the alleged failure to comply with the Order. The MDEQ seeks to recover its costs incurred in performing response activities (approximately $1,800) from both the subsidiary and the Company and seeks a declaratory judgment that they are both liable for all future costs incurred by the State at the facility. The MDEQ also seeks civil fines from the subsidiary for alleged violations of a particular section of a Michigan environmental law.

The Company and the subsidiary filed their Answer, including Affirmative Defenses, and intend on vigorously defending the complaint filed by the MDEQ. On June 17, 2005, the subsidiary also filed a Petition for Reimbursement of its costs in the amount of $200 incurred in complying with the Order from the State of Michigan cleanup and redevelopment fund established under Michigan law, plus costs and attorney’s fees.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	52	President and Chief Executive Officer, Director
Howard A. Pulsifer	62	Vice President, General Counsel, Secretary
Timothy J. Romenesko	48	Vice President and Chief Financial Officer
James J. Clark	45	Group Vice President, Aviation Supply Chain
J. Mark McDonald	45	Group Vice President, Structures and Systems; Maintenance, Repair and Overhaul

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

On January 12, 2005, we announced that Chairman Ira A. Eichner will retire from our Board of Directors effective October 19, 2005. The Board of Directors has expressed its intent to elect Mr. Storch as Chairman of the Board upon Mr. Eichner’s retirement.

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

Mr. Clark has served as Group Vice President, Aviation Supply Chain since 2005. Previously, he served in various Group Vice President roles from 2000 to 2005, and previous to that he served as General Manager of AAR Aircraft Component Services—Amsterdam from 1995 to 2000 and in various other positions since joining the Company in 1982.

Mr. McDonald has served as Group Vice President, Structures and Systems; Maintenance, Repair and Overhaul since 2005. Previously, he served as Group Vice President, Manufacturing from 2003 to 2005, and previous to that he served as General Manager of AAR Mobility Systems from 2000 to 2003 and as Vice President of Operations from 1996 to 2003. Prior to AAR, he was with General Electric in various positions from 1984 to 1996.

Each executive officer is elected annually by the Board of Directors at the first meeting of the Board held after the annual meeting of stockholders. Executive officers continue to hold office until their successors are duly elected or until their death, resignation, termination or reassignment.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except per share amounts)

Our Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 1, 2005 there were approximately 7,000 holders of Common Stock, including participants in security position listings.

Certain of our financing arrangements contain provisions restricting the payment of dividends or repurchase of our shares. See Note 2 of Notes to Consolidated Financial Statements included herein. Under the most restrictive of these provisions, we may not pay dividends (other than stock dividends) or acquire our capital stock if, after giving effect to the aggregate amounts paid on or after June 1, 1995, such amounts exceed the sum of $20,000 plus 50% of Consolidated Net Income (Loss) after June 1, 1994. We are currently prohibited from paying dividends or purchasing our shares pursuant to this provision, and during fiscal 2005 and 2004 we did not purchase any of our equity securities.

The table below sets forth for each quarter of the past two fiscal years the reported high and low market prices of our Common Stock on the New York Stock Exchange.

	Fiscal 2005		Fiscal 2004
Per Common Share	Market Prices		Market Prices
Quarter	High	Low	High	Low
First	$11.35	$8.96	$8.34	$4.72
Second	13.67	10.85	11.38	7.30
Third	14.53	10.81	16.37	10.25
Fourth	16.04	11.59	13.09	8.72

ITEM 6.                SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

	For the Year Ended May 31,
	2005	2004	2003	2002	2001
RESULTS OF OPERATIONS
Sales from continuing operations	$747,848	$644,469	$599,842	$629,783	$837,563
Pass through sales[1]	—	—	—	—	20,596
Total sales	747,848	644,469	599,842	629,783	858,159
Gross profit	120,826	100,618	77,700 [2]	14,664 [2]	135,870
Operating income (loss)	33,492	20,281	908 [2]	(78,607)[2]	41,705
Gain on extinguishment of debt	3,562	—	—	—	—
Interest expense	16,917	18,691	19,416	19,679	21,767
Income (loss) from continuing operations[5]	18,572	4,565	(10,578)	(57,119)	19,464
Loss from discontinued operations[5]	(3,119)	(1,061)	(1,832)	(1,820)	(933)
Net income (loss)	15,453	3,504	(12,410)	(58,939)	18,531
Share data:
Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$0.58	$0.14	$(0.33)	$(2.02)	$0.72
Loss from discontinued operations	(0.10)	(0.03)	(0.06)	(0.06)	(0.03)
Earnings (loss) per share—basic	$0.48	$0.11	$(0.39)	$(2.08)	$0.69
Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$0.55	$0.14	$(0.33)	$(2.02)	$0.72
Loss from discontinued operations	(0.09)	(0.03)	(0.06)	(0.06)	(0.03)
Earnings (loss) per share—diluted	$0.46	$0.11	$(0.39)	$(2.08)	$0.69
Cash dividends per share	$0.00	$0.00	$0.03	$0.16	$0.34
Weighted average common shares outstanding—basic	32,297	32,111	31,852	28,282 [3]	26,913
Weighted average common
shares outstanding—diluted	36,205	32,392	31,852	28,282 [3]	26,985
FINANCIAL POSITION
Total cash and cash equivalents	$50,338	$41,010	$29,154	$34,522	$13,809
Working capital	314,517	300,943	192,837	286,192	352,731
Total assets	732,230	709,292	686,621	710,199	701,854
Short-term recourse debt	2,123	2,656	59,729	42,525	13,652
Short-term non-recourse debt	1,622	736	32,527	—	—
Long-term recourse debt	199,919	217,434 [4]	164,658	217,699	179,987
Long-term non-recourse debt	27,240	31,232	—	—	—
Total recourse debt	202,042	220,090	224,387	260,224	193,639
Stockholders’ equity	314,744	301,684	294,988	310,235	340,212
Number of shares outstanding at end of year	32,586	32,245	31,850	31,870 [3]	26,937
Book value per share of common stock	$9.66	$9.36	$9.26	$9.73	$12.63

Notes:

1                       In connection with certain long-term inventory management programs, we purchased factory-new products on behalf of our customers from original equipment manufacturers. These products were purchased from the manufacturer and “passed through” to our customers at our cost. In December 2000, these inventory management programs were discontinued.

2                       During fiscal 2003 and 2002, we recorded $5,360 and $75,900, respectively, of impairment charges related to engines and engine and airframe parts. During fiscal 2002, we recorded special charges of $10,100.

3                       In February 2002, we sold 5,010 shares of common stock for $34,334, net of expenses.

4                       In February 2004, we sold $75,000 of 2.875% convertible notes due February 1, 2024.

5                       In February 2005, we sold our engine component repair business located in Windsor, Connecticut. The operating results and the loss on disposal are classified as discontinued operations. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

General Overview

We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.

Sales in the Aviation Supply Chain segment are derived from the sale of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft airframe parts. Sales also include the sales and lease of commercial jet engines. Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

Sales in the Maintenance, Repair and Overhaul segment are derived from the repair and overhaul of most commercial landing gear types and aircraft maintenance and storage. Cost of sales consists principally of cost of product (primarily replacement aircraft parts), direct labor and overhead.

Sales in the Structures and Systems segment are derived from the manufacture and sale of a wide array of containers, pallets and shelters used to support the U.S. military’s tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military applications and advanced composite materials and components for aerospace and industrial use. Sales in this segment are also derived from the repair, overhaul and sale of parts for industrial gas and steam turbine operators and certain military engines. Cost of sales consists principally of the cost of product, direct labor and overhead.

Sales in the Aircraft Sales and Leasing segment are derived from the sale and lease of commercial aircraft and technical and advisory services. Cost of sales consists principally of cost of product (aircraft), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

The table below sets forth consolidated sales for our four business segments for each of the last three fiscal years ended May 31.

	For the Year Ended May 31,
	2005	2004	2003
Sales:
Aviation Supply Chain	$390,060	$349,527	$358,412
Maintenance, Repair and Overhaul	111,932	106,416	93,415
Structures and Systems	200,717	163,557	130,628
Aircraft Sales and Leasing	45,139	24,969	17,387
	$747,848	$644,469	$599,842

Business Environment and Trends

During fiscal 2004 and 2005, the worldwide airline industry experienced an increase in air traffic as available seat miles, revenue passenger miles and load factors all improved. This improvement in air traffic has been driven primarily by worldwide economic growth and is measured against the depressed levels in fiscal 2002 and 2003, which were negatively affected by terrorism, war and disease outbreaks in Asia.

Although air traffic has improved and most air carriers have been successful in reducing their cost structures, many large U.S. airlines continue to report substantial losses due to historically high fuel prices and a highly competitive pricing environment. These losses, coupled with weak balance sheets, may cause further U.S. airline restructurings, which may have a negative impact on future operating results.

Lower cost carriers have been successful in gaining market share from the major U.S. carriers and several of them are reporting profits. Low cost carriers generally have little to no infrastructure to support their maintenance requirements, which we believe will create additional opportunities for third-party maintenance providers.

Over the last three years, sales of our manufactured products and performance-based logistics and supply chain management services to the U.S. defense department and its contractors increased to $252,168 in fiscal 2005, from $222,558 and $170,191 in fiscal 2004 and 2003, respectively. The increase in sales was driven by the U.S. military’s buildup and increased demand for supply chain management services. Although it remains difficult for us to predict the extent and duration of the military buildup and the impact on our operating results, we believe that we are well positioned with our current products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Factors Which May Affect Future Results

Our operating results and financial position may be adversely affected or fluctuate on a quarterly basis as a result of general economic conditions, geo-political events, the commercial airline environment and other factors, including: (1) declining demand for our products and services and the ability of our customers to meet their financial obligations; (2) relatively high fuel prices and its impact on our commercial customers’ financial position; (3) declining market values for aviation products and equipment; (4) difficulties in re-leasing or selling aircraft and engines that are currently being leased; (5) inability of our Indianapolis airframe maintenance business to capture market share in the highly competitive airframe maintenance market; (6) lack of assurance that sales to the U.S. defense department, its agencies and its contractors (which were 33.7% of total sales in fiscal 2005), will continue at levels previously experienced, including the mix of products sold; (7) access to the debt and equity capital markets and the ability to draw down funds under financing agreements; (8) non-compliance with restrictive and financial covenants contained in certain of our loan agreements; (9) changes in or non-compliance with laws and regulations that may affect certain of our aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (10) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than us; (11) exposure to product liability and property claims that may be in excess of our substantial liability insurance coverage; and (12) the outcome of any pending or future material litigation or environmental proceedings.

Results of Operations

Fiscal 2005 Compared with Fiscal 2004

Consolidated sales for fiscal 2005 were $747,848, which represents an increase of $103,379 or 16.0% compared to fiscal 2004.

In the Aviation Supply Chain segment, fiscal 2005 sales increased $40,533 or 11.6% compared to fiscal 2004. The sales increase reflects increased demand for engine and airframe parts support as a result of improved conditions in the worldwide commercial aviation industry as well as increased market penetration in Europe and Asia.

In the Maintenance, Repair and Overhaul segment, sales increased $5,516 or 5.2% compared to fiscal 2004. The sales increase is attributable to operations at our Indianapolis airframe maintenance facility which commenced operations in January 2005.

In the Structures and Systems segment, sales increased $37,160 or 22.7% compared to fiscal 2004. We continue to experience strong sales to the U.S. defense department for products supporting deployment activities and expect this strong performance to continue into future quarters, although not likely at the level experienced during fiscal 2005. We also experienced increased demand for cargo systems and composite structures primarily due to successful sales and marketing efforts.

In the Aircraft Sales and Leasing segment, sales increased $20,170 or 80.8% compared to fiscal 2004. The increase in sales was principally driven by the sale of our interest in certain aircraft for approximately $15,000 at essentially book value.

Consolidated gross profit increased $20,208 or 20.1% compared with the prior fiscal year. The increase in gross profit is primarily attributable to the increase in sales and an increase in the gross profit margin to 16.2% from 15.6% in the prior year. The gross profit margin percentage increased primarily due to a change in the mix of inventories sold within the Aviation Supply Chain segment, partially offset by a $900 pre-tax charge recorded during the fourth quarter of fiscal 2005 related to the write-down of an aircraft as a result of a renegotiated lease with an airline customer operating under bankruptcy protection.

Operating income increased $13,211 or 65.1% compared with the prior fiscal year due to the increase in gross profit, partially offset by an increase in selling, general and administrative expenses. During fiscal 2005, selling, general and administrative expenses increased $7,350 or 9.1% primarily due to increased resources to support our growth and a $667 pension curtailment expense recorded during the fourth quarter of fiscal 2005 as a result of a change to our cash balance pension plan. As a percentage of sales, selling, general and administrative expenses declined from 12.5% to 11.8%.

During the first quarter of fiscal 2005, we retired $6,890 of 6.875% notes payable due in December 2007 and $8,000 of 2.875% convertible notes due in February 2024. The notes were repurchased for $13,638, and we charged $257 of related capitalized financing costs, resulting in a net gain of $995. During the fourth quarter of fiscal 2005, the term of a non-recourse note payable was extended to November 1, 2009 and the outstanding principal balance was reduced by the lender in the amount of $2,567. The reduction in the outstanding principal balance of $2,567 and the $995 net gain on the early extinguishment of the 6.875% and 2.875% notes are reflected in “Gain on extinguishment of debt”.

Interest expense declined $1,774 or 9.5% due to lower overall outstanding borrowings, partially offset by $500 of additional interest expense recorded during the first quarter of fiscal 2005 associated with a litigation settlement.

During the second quarter of fiscal 2005, we recorded a favorable federal income tax adjustment of $1,575. In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and included a number of federal income tax reforms, including an extension of the foreign tax credit carryforward period from five years to ten years. In previous fiscal years, we had established a deferred tax valuation allowance of $1,575 against foreign tax credits expiring in fiscal year 2006. As a result of the new ten-year carryforward period established by the Act, we now expect to utilize the foreign tax credits and recorded a $1,575 credit to the provision for income taxes during the second quarter of fiscal 2005.

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

Income from continuing operations was $18,572 for fiscal 2005 or an increase of $14,007 over the prior year due to the factors discussed above.

During the third quarter of fiscal 2005, we sold our engine component repair business located in Windsor, Connecticut, and have classified its results as discontinued operations. During the fiscal year ended May 31, 2005, the loss from discontinued operations was $3,119 or $0.09 per diluted share and is comprised of the operating loss, net of tax, of $798 and the loss on disposal, net of tax, of $2,321.

Net income was $15,453 for fiscal 2005 compared to $3,504 in the prior year.

Fiscal 2004 Compared with Fiscal 2003

Consolidated sales for fiscal 2004 were $644,469, which represents an increase of $44,627 or 7.4% compared to fiscal 2003.

In the Aviation Supply Chain segment, fiscal 2004 sales decreased $8,885 or 2.5% compared to fiscal 2003. At certain of our component repair facilities, demand for component repairs from our commercial airline customers had not recovered, and as a result we experienced lower sales compared to the prior year. We also experienced lower sales of parts to general aviation customers as a result of our strategic decision to de-emphasize certain lower margin products. Within this segment, sales increased to the U.S. military and its contractors for spares and logistics support as well as to commercial customers for engine parts.

In the Maintenance, Repair and Overhaul segment, fiscal 2004 sales increased $13,001 or 13.9% compared with fiscal 2003. The increase in sales compared to the prior year was primarily attributable to higher sales at our aircraft maintenance facility due to an increase in the number of long-term maintenance contracts with certain customers.

In the Structures and Systems segment, fiscal 2004 sales increased $32,929 or 25.2% compared to fiscal 2003. The increase in sales compared to the prior year was due to record shipments of our manufactured products which support the U.S. military deployment activities. In the Structures and Systems segment, we experienced lower sales of our non-aviation composite structure products as a result of the completion of a major contract in May 2003.

In the Aircraft Sales and Leasing segment, fiscal 2004 sales increased $7,582 or 43.6% primarily as a result of increased demand for advisory services.

Consolidated gross profit increased $22,918 or 29.5% compared with the prior year. The increase in our consolidated gross profit was primarily due to the increase in sales and an increase in our consolidated gross profit margin to 15.6% from 13.0% in the prior year. During the fourth quarter of fiscal 2004, we wrote off an investment in a joint venture and the associated $1,269 pre-tax charge was recorded in cost of sales. The gross margin percentage increased in the engine parts business within the Aviation Supply Chain segment primarily due to the mix of inventories sold and in the Structures and Systems segment primarily due to increased volume at our facilities that manufacture products supporting the U.S. Military’s tactical deployment activities. Fiscal 2003 gross profit included the $5,360 impairment charge recorded in May 2003.

Operating income increased $19,373 compared with the prior year primarily due to the increase in gross profit. During fiscal 2004, our selling, general, administrative and other expenses increased by $3,259 compared with fiscal 2003 primarily as a result of a provision for an unfavorable judgement in the amount of $1,600, a provision for a customer allowance of $1,335 and slightly higher personnel costs, partially offset by a $836 gain recorded from the sale of a facility located in Holtsville, New York. Interest expense decreased $725 compared to the prior year primarily due to decreased average borrowings.

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

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets. In addition to these cash sources, our capital resources include secured credit arrangements, which include an accounts receivable securitization program and a secured revolving credit facility. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions, geo-political events, including the war on terrorism, and our operating performance. Our ability to use our accounts receivable securitization program and revolving credit facility also may be negatively affected by these factors. Our ability to generate cash from operations is influenced primarily by our operating performance and working capital management. We also have a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

At May 31, 2005, our liquidity and capital resources included cash of $50,338 and working capital of $314,517. As of May 31, 2005, $9,830 of cash was restricted to support letters of credit. At May 31, 2005, we had $50,000 available under our accounts receivable securitization program; no accounts receivable were securitized as of that date. The amount available under this agreement is based on a formula of qualifying accounts receivable. At May 31, 2005, we had $26,207 available under our secured revolving credit facility; no amounts were outstanding as of that date. The amount available under the revolving credit facility is also based on a formula of qualifying assets as well as outstanding letters of credit. As of May 31, 2005, unrestricted cash and amounts available to us under our secured credit arrangement and accounts receivable securitization program totaled $118,280.

We continually evaluate various financing arrangements on commercially reasonable terms that would allow us to improve our liquidity position and finance future growth. Our ability to obtain additional financing is dependent upon a number of factors, including the geo-political environment, general economic conditions, airline industry conditions, our operating performance and market conditions in the public and private debt and equity markets.

During the year ended May 31, 2005, we generated $50,938 of cash from operations primarily due to net income and depreciation and amortization of $43,403; a reduction in equipment on lease of $19,956 principally reflecting $15,000 received from the sale of our interest in certain aircraft; and an increase in accounts payable of $19,244 reflecting increased inventory levels and timing of cash disbursements, partially offset by an increase in accounts receivable of $17,596 reflecting increased sales during the fourth quarter as well as an increase to inventories of $12,013 reflecting investments made in support of new programs.

During the year ended May 31, 2005, our investing activities used $17,584 principally reflecting capital expenditures of $13,033 and investments made in aircraft joint ventures of $12,380, partially offset by proceeds from the sale of the engine component repair business of $7,700. We expect fiscal 2006 capital expenditures to be $15,000 to $20,000, principally reflecting increased investments in manufacturing capabilities to support recently awarded contracts and other growth initiatives. We expect to make additional investments in joint ventures during fiscal 2006.

During the year ended May 31, 2005, our financing activities used $24,037 of cash primarily due to a reduction in borrowings of $24,055 reflecting the early retirement of notes for $19,660 and other scheduled principal payments.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of May 31, 2005 is as follows:

	Payments Due by Period
		Due in	Due in	Due in	Due in	Due in	After
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2006	2007	2008	2009	2010	2010
On Balance Sheet:
Debt	$200,632	$713	$743	$68,157	$8,716	$200	$122,103
Non-recourse Debt	28,862	1,622	1,928	2,047	2,173	21,092	—
Bank Borrowings	1,410	1,410	—	—	—	—	—
Off Balance Sheet:
Aviation Equipment
Operating Leases	38,149	10,887	18,302	3,840	3,840	1,280	—
Facilities and Equipment
Operating Leases	25,408	6,521	6,293	5,223	3,995	3,205	171
Garden City Operating Lease	31,783	1,388	1,423	1,458	1,495	1,532	24,487
Purchase Obligations	75,555	71,085	3,657	718	42	37	16

We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2005 was approximately $13,175.

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

Aviation Equipment Operating Leases   From time to time we lease aviation equipment (engines and aircraft) from lessors under arrangements that are classified by us as operating leases. We may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which we are the lessee are one year with options to renew annually at our election. If we elect not to renew a lease or the lease term expires, we may purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow us to purchase the equipment at any time during a lease at its scheduled purchase option price. In those instances in which we anticipate that we will purchase aviation equipment and that the scheduled purchase option price will exceed estimated undiscounted cash flows related to the equipment, we record an accrual for loss. We have utilized certain assumptions when estimating future undiscounted cash flows, such as current and future lease rates, residual values and market conditions and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future provisions for losses on aviation equipment under operating leases.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

Our exposure to market risk includes fluctuating interest rates under our credit agreements, foreign exchange rates and accounts receivable. See Part II, Item 8 for a discussion on accounts receivable exposure. During fiscal 2005 and 2004, we did not utilize derivative financial instruments to offset these risks.

At May 31, 2005, $26,207 was available under our secured revolving credit facility with Merrill Lynch Capital. Interest on amounts borrowed under this credit facility is LIBOR based. As of May 31, 2005, the outstanding balance under this agreement was $0. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2005 would have reduced our pre-tax income by approximately $32 during fiscal 2005.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 20, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Chicago, Illinois July 20, 2005

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31,
	2005	2004	2003
	(In thousands except per share data)
Sales:
Sales from products	$632,132	$524,061	$494,984
Sales from services	94,364	93,236	82,617
Sales from leasing	21,352	27,172	22,241
	747,848	644,469	599,842
Costs and operating expenses:
Cost of products	535,164	444,846	434,910
Cost of services	72,709	76,301	69,592
Cost of leasing	19,149	22,704	17,640
Selling, general and administrative and other	87,902	80,552	77,293
	714,924	624,403	599,435
Equity in earnings of aircraft joint ventures	568	215	501
Operating income	33,492	20,281	908
Gain on extinguishment of debt	3,562	—	—
Interest expense	(16,917)	(18,691)	(19,416)
Interest income	1,502	1,748	1,836
Income (loss) before provision for income taxes	21,639	3,338	(16,672)
Provision (benefit) for income taxes	3,067	(1,227)	(6,094)
Income (loss) from continuing operations	18,572	4,565	(10,578)
Discontinued operations, net of tax:
Operating loss	(798)	(1,061)	(1,832)
Loss on disposal	(2,321)	—	—
Loss from discontinued operations	(3,119)	(1,061)	(1,832)
Net income (loss)	$15,453	$3,504	$(12,410)
Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$0.58	$0.14	$(0.33)
Loss from discontinued operations	(0.10)	(0.03)	(0.06)
Earnings (loss) per share—basic	$0.48	$0.11	$(0.39)
Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$0.55	$0.14	$(0.33)
Loss from discontinued operations	(0.09)	(0.03)	(0.06)
Earnings (loss) per share—diluted	$0.46	$0.11	$(0.39)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2005	2004
	(In thousands)
Current assets:
Cash and cash equivalents	$40,508	$33,697
Restricted cash	9,830	7,313
Accounts receivable	127,121	104,661
Inventories.	204,990	206,899
Equipment on or available for short-term lease	50,487	40,346
Deposits, prepaids and other	13,934	11,714
Deferred tax assets	27,672	27,574
Total current assets	474,542	432,204
Property, plant and equipment, at cost:
Land	4,828	5,542
Buildings and improvements	53,921	58,868
Equipment, furniture and fixtures	128,792	129,793
	187,541	194,203
Accumulated depreciation	(116,067)	(112,337)
	71,474	81,866
Other assets:
Goodwill, net	44,416	44,421
Equipment on long-term lease	67,663	84,271
Investment in aircraft joint venture	11,234	—
Other	62,901	66,530
	186,214	195,222
	$732,230	$709,292

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,
	2005	2004
	(In thousands)
Current liabilities:
Short-term debt	$1,410	$1,896
Current maturities of long-term debt	713	760
Current maturities of non-recourse long-term debt	1,622	736
Accounts payable	77,015	57,582
Accrued liabilities	79,265	70,287
Total current liabilities	160,025	131,261
Long-term debt, less current maturities	199,919	217,434
Non-recourse debt.	27,240	31,232
Deferred tax liabilities	18,089	17,628
Retirement benefit obligation	653	683
Deferred income and other	11,560	9,370
	257,461	276,347
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 35,853 and 34,525 shares, respectively	35,853	34,525
Capital surplus	189,617	172,681
Retained earnings	162,229	146,776
Treasury stock, 3,267 and 2,280 shares at cost, respectively	(50,497)	(36,030)
Unearned restricted stock awards	(2,679)	(1,376)
Accumulated other comprehensive loss—
Cumulative translation adjustments	(1,797)	(1,647)
Minimum pension liability	(17,982)	(13,245)
	314,744	301,684
	$732,230	$709,292

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED MAY 31, 2005

							Unearned	Accumulated
							Restricted	Other
	Common Stock		Treasury Stock		Capital	Retained	Stock	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Awards	Income (Loss)	Income (Loss)
	(In thousands)
Balance, May 31, 2002	33,568	$ 33,568	1,698	$ (26,986)	$ 165,188	$ 156,479	$ (1,138)	$ (16,876)
Net loss	—	—	—	—	—	(12,410)	—	—	$ (12,410)
Cash dividends	—	—	—	—	—	(797)	—	—	—
Treasury stock	—	—	(6)	188	—	—	—	—	—
Exercise of stock options and stock awards	(25)	(25)	—	—	(537)	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	624	—	—
Adjustment for net translation gain	—	—	—	—	—	—	—	6,980	6,980
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(9,270)	(9,270)
Comprehensive loss									$ (14,700)
Balance, May 31, 2003	33,543	$ 33,543	1,692	$ (26,798)	$ 164,651	$ 143,272	$ (514)	$ (19,166)
Net income	—	—	—	—	—	3,504	—	—	$ 3,504
Treasury stock	—	—	588	(9,232)	—	—	—	—	—
Exercise of stock options and stock awards	982	982	—	—	8,030	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	(862)	—	—
Adjustment for net translation gain	—	—	—	—	—	—	—	1,597	1,597
Minimum pension liability, net of tax	—	—	—	—	—	—	—	2,677	2,677
Comprehensive income									$ 7,778
Balance, May 31, 2004	34,525	$ 34,525	2,280	$ (36,030)	$ 172,681	$ 146,776	$ (1,376)	$ (14,892)
Net income	—	—	—	—	—	15,453	—	—	$ 15,453
Treasury stock	—	—	987	(14,467)	—	—	—	—	—
Exercise of stock options and stock awards	1,328	1,328	—	—	16,936	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	(1,303)	—	—
Adjustment for net translation loss	—	—	—	—	—	—	—	(150)	(150)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(4,737)	(4,737)
Comprehensive income									$ 10,566
Balance, May 31, 2005	35,853	$ 35,853	3,267	$ (50,497)	$ 189,617	$ 162,229	$ (2,679)	$ (19,779)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$15,453	$3,504	$(12,410)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	27,950	26,680	27,172
Deferred tax provision (benefit)—continuing operations	1,613	(2,826)	(6,657)
Loss on disposal of business, net of tax	2,321	—	—
Impairment charges	—	—	5,360
Changes in certain assets and liabilities:
Accounts receivable	(17,596)	(41,374)	16,517
Inventories	(12,013)	15,602	17,755
Equipment on or available for short-term lease	(3,154)	(3,233)	5,232
Equipment on long-term lease	19,956	(218)	(1,796)
Accounts payable	19,244	6,642	(2,841)
Accrued liabilities and taxes on income	5,907	13,143	(14,423)
Other, primarily pension contributions and prepaids	(8,743)	(3,348)	824
Net cash provided from operating activities	50,938	14,572	34,733
Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(13,033)	(10,286)	(9,930)
Proceeds from disposal of assets	7	92	113
Proceeds from disposal of business	7,700	—	—
Proceeds from sale of facilities, net	—	16,922	2,969
Investment in leveraged leases	122	245	1,694
Other, primarily investment in aircraft joint ventures	(12,380)	(1,347)	(815)
Net cash provided from (used in) investing activities	(17,584)	5,626	(5,969)
Cash flows used in financing activities:
Proceeds from borrowings	—	89,701	24,000
Reduction in borrowings	(24,005)	(94,615)	(56,643)
Financing costs	(34)	(3,459)	(715)
Other	2	—	(707)
Net cash used in financing activities	(24,037)	(8,373)	(34,065)
Effect of exchange rate changes on cash	11	31	(67)
Increase (decrease) in cash and cash equivalents.	9,328	11,856	(5,368)
Cash and cash equivalents, beginning of year	41,010	29,154	34,522
Cash and cash equivalents, end of year	$50,338	$41,010	$29,154

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

Description of Business

AAR CORP. is a diversified provider of products and services to the worldwide aviation/aerospace and defense industries. Products and services include: aviation supply chain and parts support programs; maintenance, repair and overhaul of aircraft and landing gear; design and manufacture of composite structures and specialized mobility and cargo systems; and aircraft sales and leasing. We serve commercial and governmental aircraft fleet operators, original equipment manufacturers and independent service providers around the world.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. The equity method of accounting is used for investments in other companies in which we have significant influence; generally this represents common stock ownership of at least 20% and not more than 50% (see Note 7).

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

Goodwill

Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests.

The amount reported under the caption “Goodwill, net” is comprised entirely of goodwill associated with acquisitions we made, principally since the beginning of fiscal 1998. Each of the acquisitions involved a single business that now comprises or is included in a single operating segment. We were not required to allocate goodwill related to specific acquisitions across two or more segments. For the annual impairment

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

test, we compare an estimate of the fair value of each of our reportable segments to its carrying amount. The estimated fair value of each reportable segment was determined utilizing a valuation technique based on a multiple of earnings.

Goodwill by reportable segment is as follows:

	May 31,
	2005	2004
Aviation Supply Chain	$20,094	$20,099
Maintenance, Repair and Overhaul	5,838	5,838
Structures and Systems	18,484	18,484
	$44,416	$44,421

Stock Options

We have an employee stock option plan which is more fully described in Note 4. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plan.

	For the Year Ended May 31,
	2005	2004	2003
Net income (loss) as reported	$15,453	$3,504	$(12,410)
Add: Stock-based compensation expense included in net income (loss) as reported, net of tax	2,370	323	142
Deduct: Total compensation expense determined under fair value method for all awards, net of tax	(5,315)	(2,188)	(2,758)
Pro forma net income (loss)	$12,508	$1,639	$(15,026)
Earnings (loss) per share—basic:
As reported	$0.48	$0.11	$(0.39)
Pro forma	$0.39	$0.05	$(0.47)
Earnings (loss) per share—diluted:
As reported	$0.46	$0.11	$(0.39)
Pro forma	$0.38	$0.05	$(0.47)

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

The fair value weighted average per share of stock options granted during fiscal 2005, 2004 and 2003 was $7.73, $4.93 and $3.82, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Options Granted In Fiscal Year
	2005	2004	2003
Risk-free interest rate	4.1%	3.1%	2.5%
Expected volatility of common stock	65.0%	67.2%	64.0%
Dividend yield	0.0%	0.0%	1.6%
Expected option term in years	4.0	4.0	4.0

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2005 and 2004 cash equivalents of approximately $9,830 and $11,317, respectively, represents investments in funds holding high-quality commercial paper. The carrying amount of cash equivalents approximates fair value at May 31, 2005 and 2004, respectively. As of May 31, 2005 and 2004, $9,830 and $7,313, respectively,  of cash was restricted to support letters of credit.

Transfer of Financial Assets

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, requires us to recognize the financial and servicing assets we control and the liabilities we have incurred, and to derecognize financial assets when control has been surrendered.

On March 21, 2003, we completed a $35,000 accounts receivable securitization program with LaSalle Business Credit L.L.C. (LaSalle). On November 30, 2004, the agreement with LaSalle was amended and the facility was increased to $50,000. The current facility expires in March 2006 and bears interest at LIBOR plus 300 basis points. Under the program, on each business day certain of our subsidiaries sell all new eligible receivables to an entity that is a wholly owned and consolidated subsidiary of the Company. This entity in turn sells an undivided percentage ownership interest in such eligible receivables to LaSalle. Certain classes of receivables are not intended for sale to the entity, including, but not limited to, accounts receivable that are not eligible receivables under the program at the time of sale, receivables related to sales to certain foreign entities and receivables generated by sales to governmental entities other than the U.S. government. Costs related to this arrangement are included in interest expense. At May 31, 2005 and 2004, accounts receivable sold under the program were $0.

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

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

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

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The carrying value of long-term debt bearing a variable interest rate approximates fair market value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods.

The following is a summary of inventories:

	May 31,
	2005	2004
Raw materials and parts	$43,576	$45,823
Work-in-process	30,528	20,419
Purchased aircraft, parts, engines and components held for sale	130,886	140,657
	$204,990	$206,899

Government Grants

In connection with our occupancy of the Indianapolis Maintenance Center (IMC), the State of Indiana and the City of Indianapolis committed $7,000 of government grants to assist with the initial mobilization and start-up of the facility, as well as to assist us with the purchase of certain capital equipment. During fiscal 2005, we received $3,700 of grants for mobilization and other start-up related costs and have offset the receipt of these grants against applicable mobilization and other start-up related costs incurred by us.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

Equipment under Operating Leases

Lease revenue is recognized as earned. The cost of the asset under lease is original purchase price plus overhaul costs. Depreciation for aircraft is computed on a straight-line method over the estimated service life of the equipment. The balance sheet classification is based on the lease term, with fixed-term leases less than twelve months classified as short-term and all others classified as long-term.

Equipment on short-term lease consists of aircraft engines and parts on or available for lease to satisfy customers’ immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to twelve months. Equipment on long-term lease consists of aircraft and engines on lease with commercial airlines for more than twelve months.

Our aircraft and engine portfolio includes five narrow-body and three wide-body aircraft and several types of engines, certain of which were acquired prior to September 11, 2001. Demand and lease rates for many of these assets have not returned to pre-September 11, 2001 levels. In accordance with SFAS No. 144, we are required to test for impairment of these assets and previously adjusted the carrying value for certain of these assets (see Note 11). During the fourth quarter of fiscal 2005, we recorded a $900 charge related to the write-down of an aircraft as a result of a renegotiated lease with an airline customer operating under bankruptcy protection. When applying the provisions of SFAS No. 144 to our aircraft and engine portfolio, we utilized certain assumptions when estimating future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Unfavorable differences between actual results and expected results could result in future impairments in our aircraft and engine lease portfolio.

All but one aircraft in our aircraft portfolio is currently on lease and we expect to lease that aircraft upon completion of maintenance activities. Future rent due to us under non-cancelable leases for aircraft and engines during each of the next five fiscal years is $19,417 in 2006, $12,780 in 2007, $9,437 in 2008, $7,567 in 2009 and $2,833 in 2010.

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

Leveraged Lease

We are an equity participant in a leveraged lease transaction. The equipment cost in excess of equity contribution is financed by a third party in the form of secured debt. Under the lease agreement, the third party has no recourse against us for nonpayment of the obligation. The third-party debt is collateralized by the lessees’ rental obligation and the leased equipment.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

We have ownership rights to the leased asset and are entitled to the tax deduction for depreciation on the leased asset and for interest on the secured debt financing.

Income taxes

Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes”.

Supplemental Information on Cash Flows

Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2005	2004	2003
Interest paid	$13,764	$15,246	$17,604
Income taxes paid	591	740	3,460
Income tax refunds and interest received	1,138	1,026	865

In fiscal 2003, we purchased for nominal consideration our partner’s 50% equity interest in a joint venture that owned a wide-body aircraft subject to non-recourse debt. As a result of the consolidation of the joint venture, the aircraft owned by the joint venture was recorded in our accounts for $36,025, which represented an amount equal to the historical cost of our investment in the joint venture, plus the nominal consideration paid to the other party, plus the amount of the non-recourse debt that was associated with the aircraft.

During fiscal 2005 and 2004, treasury stock increased $14,467 and $9,232, respectively, principally reflecting the cashless exercise of stock options.

Use of Estimates

We have made estimates and utilized certain assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

New Accounting Standards

SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”) was issued in December 2004. SFAS No. 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured based on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. On April 15, 2005, the Securities and Exchange Commission (SEC) adopted a rule that delays required stock option and other share plan expensing under SFAS No. 123(R). Under the SEC’s rule, public companies will be required to implement SFAS No. 123(R) at the beginning of their first fiscal year that begins after June 15, 2005. We will adopt the provisions of SFAS No. 123(R) in the first quarter of fiscal 2007, and anticipate that adoption of the standard will result in approximately $1,100 of pre-tax compensation expense in fiscal 2007 for current unvested stock options.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

Reclassification

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

2.   Financing Arrangements

Revolving Credit Facility

We maintain a secured revolving credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Merrill Lynch). The maximum amount available to us under this agreement is $30,000 and as of May 31, 2005 and 2004, the amount available was $26,207 and $22,449, respectively. Availability is based on a formula of qualifying assets as well as outstanding letters of credit, and borrowings are secured by substantially all of our inventories and certain other assets. The facility expires on June 1, 2007, however, Merrill Lynch may terminate the facility in the event of an adverse change to our business. The facility bears interest at LIBOR plus 250 basis points and carries a one-percent facility fee on the unused portion of the agreement. The amount outstanding under this agreement was $0 at May 31, 2005 and 2004, respectively.

Short-term borrowing activity under our revolving credit facilities was as follows:

	For the Year Ended May 31,
	2005	2004	2003
Maximum amount borrowed	$21,000	$24,008	$41,700
Average daily borrowings	5,248	7,878	32,661
Average interest rate during the year	5.47%	3.98%	3.4%

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

2.   Financing Arrangements (Continued)

A summary of our recourse and non-recourse long-term debt was as follows:

	May 31,
	2005	2004
Recourse debt
Notes payable due December 15, 2007 with interest at 6.875% payable semi-annually on June 15 and December 15	$47,380	$54,370
Notes payable due May 15, 2008 with interest at 7.98% payable semi-annually on June 1 and December 1	20,000	20,000
Mortgage loan due July 1, 2008 with interest at 6.25%	10,144	10,627
Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	55,000	55,000
Convertible notes payable due February 1, 2024 with interest at 2.875% payable semi-annually on February 1 and August 1	67,000	75,000
Other, primarily industrial revenue bonds, (secured by trust indentures on property, plant and equipment) with a weighted average interest of approximately 3.12% at May 31, 2005	1,108	3,197
Total recourse debt	200,632	218,194
Current maturities of recourse debt	(713)	(760)
Long-term recourse debt	$199,919	$217,434
Non-recourse debt
Non-recourse note payable due November 2009 with interest at 6.00%	$28,862	$31,968
Current maturities of non-recourse debt	(1,622)	(736)
Long-term non-recourse debt	$27,240	$31,232

On July 15, 2005, we refinanced the mortgage loan with Principal Commercial Funding, LLC. Proceeds from the new loan were $11,000 and the term of the financing is 10 years with a fixed rate of 5.01%. Under the terms of the new loan, interest payments are due monthly with a balloon payment of $11,000 due August 1, 2015. The new loan payable is secured by our Wood Dale, Illinois facility. At May 31, 2005, the net book value of our Wood Dale, Illinois facility is $15,104.

On February 3, 2004 we completed the sale of $75,000 principal amount of convertible senior notes. The notes are due February 1, 2024 unless earlier redeemed, repurchased or converted, and bear interest at 2.875% payable semi-annually on February 1 and August 1.

The notes are convertible into shares of AAR common stock at an initial conversion price of approximately $18.59 per share, under the following circumstances: (i) on any business day up to the maturity date, if the closing sale price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the eleventh trading day of any fiscal quarter is greater than 120% of the applicable conversion price on the eleventh trading day of that quarter; (ii) at any time after February 1, 2019, if the closing price of AAR common stock on any trading day after February 1, 2019, is

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

2.   Financing Arrangements (Continued)

greater than 120% of the then applicable conversion price; (iii) at any time until February 1, 2019, during the five consecutive business day period in which the trading price for a note for each day of that trading period was less than 98% of the closing sale price of our common stock on such corresponding trading day multiplied by the application conversion rate; (iv) we call the notes for redemption; (v) during any period in which the credit rating assigned to our long-term senior debt by Moody’s Investor Services is below Caa1 and by Standard & Poor’s Rating Services is below B, the credit rating assigned to our long-term senior debt is suspended or withdrawn by both such rating agencies, or neither rating agency is rating our long-term senior debt; or (vi) specified corporate transactions occur.

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

During the first quarter of fiscal 2005, we retired $6,890 of 6.875% notes payable due in December 2007 and $8,000 of 2.875% convertible notes due in February 2024. The notes were repurchased for $13,638, and we recorded charges of $257 to write-off capitalized financing costs, resulting in a net gain of $995.

During the fourth quarter of fiscal 2005, the term of the non-recourse note payable was extended to November 1, 2009 and the outstanding principal balance was reduced by the lender in the amount of $2,567. The reduction in the outstanding principal balance of $2,567 and the $995 net gain on the early extinguishment of the 6.875% and 2.875% notes are presented as gain on extinguishment of debt.

We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters. We are currently prohibited from paying dividends or purchasing our shares pursuant to the most restrictive financial covenant concerning consolidated retained earnings. We are in compliance with all financial covenants under our financing arrangements. The aggregate amount of long-term recourse debt maturing during each of the next five fiscal years is $713 in 2006, $743 in 2007, $68,157 in 2008, $8,716 in 2009 and $200 in 2010. Our long-term recourse debt was estimated to have a fair value of approximately $205,800 at May 31, 2005. The fair value was determined using available market information.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

2.   Financing Arrangements (Continued)

Guarantees

On February 28, 2005, we sold an interest in certain aircraft to a customer (“purchaser”) for $15,000 cash proceeds. The cash proceeds approximated the net book value of the aircraft. The purchaser borrowed $12,000 from a third party lender to finance the purchase. We agreed to unconditionally guarantee to the lender the purchaser’s payment of principal and interest when due under the loan up to an amount not to exceed $11,250 (the “Aggregate Guaranteed Amount”). However, the Aggregate Guaranteed Amount shall be reduced by the unpaid principal portion of the loan related to an aircraft on the later of (A) the date the lender obtains a first priority perfected security interest in such aircraft, and (B) the date on which a new lease has been entered into for such aircraft. In addition, we shall be unconditionally released from our obligations under the guaranty at the earlier of (A) March 2, 2006, and (B) the later of (x) the date the lender obtains a first priority perfected security interest in the aircraft and (y) the date on which new leases have been entered into for the aircraft. The maximum potential amount of future payments that we may be required to make under the guaranty is $11,250. However, we have the right (in lieu of making a payment under the guarantee) to purchase from the third party lender all of the lender’s right, title and interest in, to and under the loan documents, including, without limitation, all of the lender’s rights and interest in and to the aircraft and the other assets securing the loan, for a purchase price equal to the unpaid principal and interest due under the loan.

3.   Income Taxes

The provision (benefit) for income taxes on continuing operations includes the following components:

	For the Year Ended May 31,
	2005	2004	2003
Current:
Federal	$1,034	$1,329	$293
State	420	270	270
	1,454	1,599	563
Deferred	1,613	(2,826)	(6,657)
	$3,067	$(1,227)	$(6,094)

The deferred tax benefit results primarily from differences between financial reporting and taxable income arising from alternative minimum tax carryforwards, net operating loss (NOL) carryforwards, foreign tax credit carryforwards, depreciation and leveraged leases.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3.   Income Taxes (Continued)

The provision (benefit) for income taxes on continuing operations differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2005, 2004 and 2003, for the following reasons:

	For the Year Ended May 31,
	2005	2004	2003
Provision (benefit) for income taxes at the federal statutory rate	$7,574	$1,168	$(5,835)
Tax benefits on exempt earnings from export sales	(3,430)	(2,625)	(1,220)
State income taxes, net of federal benefit and refunds	270	175	176
Changes in valuation allowance	(1,575)	637	938
Reduction in income tax accrued liabilities	—	(350)	—
Other, net	228	(232)	(153)
Provision (benefit) for income taxes on continuing operations	3,067	(1,227)	(6,094)

During the third quarter of fiscal 2005, we recorded a favorable federal income tax adjustment of $496. Upon completion of the fiscal 2004 federal tax return in February 2005, we determined that we qualified for additional tax benefits related to export activities. Similarly, we recorded a $604 federal income tax benefit during the third quarter of fiscal 2004 which primarily related to additional tax benefits from export activities in fiscal 2003.

In previous fiscal years, we had established a deferred tax valuation allowance of $1,575 against foreign tax credits expiring in fiscal year 2006. As a result of the new ten-year carryforward period (formerly five years) established by the American Jobs Creation Act of 2004, we now expect to utilize the foreign tax credits and recorded a $1,575 credit to the provision for income taxes during the second quarter of fiscal 2005.

During fiscal 2004, we recorded a reduction in income tax expense of $350. This adjustment represents the reversal of federal and state income tax accruals which were no longer considered required.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3.   Income Taxes (Continued)

Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition for transactions between financial reporting and income tax purposes and consist of the following components:

	May 31,
	2005	2004
Deferred tax assets-current attributable to:
Inventory costs	$29,977	$31,129
Employee benefits (accruals)	(4,061)	(5,109)
Other	1,756	1,554
Total deferred tax assets-current	$27,672	$27,574
Deferred tax assets-noncurrent attributable to:
Postretirement benefits (liabilities)	$10,122	$7,572
Alternative minimum tax carryforwards, NOL carryforwards and foreign tax credit carryforwards	24,682	34,858
Valuation allowance	—	(1,575)
Total deferred tax assets-noncurrent	$34,804	$40,855
Total deferred tax assets	$62,476	$68,429
Deferred tax liabilities attributable to:
Depreciation	$(45,424)	$(50,612)
Leveraged leases	(7,469)	(7,871)
Total deferred tax liabilities	$(52,893)	$(58,483)
Net deferred tax assets	$9,583	$9,946

As of May 31, 2005, we have determined that the realization of our deferred tax assets is more likely than not, and that a valuation allowance is not required based upon our prior history of operating earnings, the nature of certain of our deferred tax assets, our expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to depreciation. At May 31, 2005, we had federal net operating loss carryforwards of approximately $60,703 of which $34,990 will expire after fiscal 2022, $12,561 will expire after fiscal 2023 and $13,152 will expire after fiscal 2024.

4.   Common Stock and Stock Options

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

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

4.   Common Stock and Stock Options (Continued)

A summary of changes in stock options (in thousands) granted to officers, key employees and nonemployee directors under stock option plans for the three years ended May 31, 2005 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 31, 2002 (2,495 exercisable)	4,248	$16.51
Granted	943	8.45
Exercised	—	—
Surrendered/expired/cancelled	(589)	13.28
Outstanding, May 31, 2003 (2,754 exercisable)	4,602	15.27
Granted	1,524	9.32
Exercised	(785)	9.75
Surrendered/expired/cancelled	(187)	15.31
Outstanding, May 31, 2004 (3,390 exercisable)	5,154	14.35
Granted	845	14.66
Exercised	(1,186)	11.03
Surrendered/expired/cancelled	(206)	16.37
Outstanding, May 31, 2005 (3,414 exercisable)	4,607	$15.17

The following table provides additional information regarding stock options (in thousands) outstanding as of May 31, 2005:

Option Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life of Options (Years)	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 3.06 – 12.25	1,224	7.6	215	$8.38
$12.26 – 18.38	2,328	4.4	2,144	$15.53
$18.39 – 24.50	1,034	3.0	1,034	$23.18
$24.51 – 30.63	21	1.9	21	$27.40
	4,607	4.9	3,414	$17.48

The AAR CORP. Stock Benefit Plan also provides for the grant of restricted stock awards. Restrictions are released at the end of applicable restriction periods. The number of shares and the restricted period, which varies from three to ten years, are determined by the Compensation Committee of the Board of Directors. At the date of grant, the market value of the award (based on the New York Stock Exchange common stock closing price) is recorded in common stock and capital surplus; an offsetting amount is recorded as a component of stockholders’ equity in unearned restricted stock awards. The

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

4.   Common Stock and Stock Options (Continued) (Continued)

number (in thousands) of restricted shares awarded to officers and key employees and the weighted average per share fair value of those shares are as follows:

	For the Year Ended May 31,
	2005	2004	2003
Shares of restricted stock granted	150	202	—
Weighted average per share fair value	$16.04	$6.96	—

Compensation cost is included in results of operations over the vesting period. Expense (income) relating to outstanding restricted stock awards for the three-year period ended May 31, 2005 follows:

	For the Year Ended May 31,
	2005	2004	2003
Expense	$1,295	$516	$330
Forfeitures (income)	(32)	(17)	(111)
Net	$1,263	$499	$219

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

All equity compensation plans have been approved by shareholders. The number of options and awards outstanding and available for grant or issuance for each of our stock plans are as follows (in thousands):

	May 31, 2005
	Outstanding	Available	Total
Stock Benefit Plan (officers, directors and key employees)	5,301	3,205	8,506
Employee Stock Purchase Plan	—	144	144

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

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

4.   Common Stock and Stock Options (Continued)

On September 21, 1990, the Board of Directors authorized us to purchase up to 1,500,000 shares (adjusted for a three-for-two stock split) of our common stock on the open market or through privately negotiated transactions. On October 13, 1999, the Board of Directors authorized us to purchase up to 1,500,000 additional shares of our common stock. As of May 31, 2005, we had purchased 1,745,000 shares of our common stock on the open market under these programs at an average price of $14.00 per share and have remaining authorization to purchase 1,255,000 shares (see Note 2).

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

In the third quarter of fiscal 2005 we adopted the provisions of Emerging Issues Task Force Issue No. 04-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-08”) which requires companies to account for contingently convertible debt using the “if converted” method set forth in SFAS No. 128 “Earnings Per Share” for calculating diluted earnings per share. Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted to equity at the beginning of the period and is added to outstanding common shares. For comparative purposes, diluted earnings per share information for all quarters in fiscal 2005 give effect to the adoption of EITF No. 04-08. Diluted earnings per share information for fiscal 2004 quarters ended subsequent to the February 2004 issuance of our convertible debt securities do not give effect to the provisions of EITF No. 04-08 because the effect is anti-dilutive.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

5.   Earnings Per Share (Continued)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2005 (shares in thousands).

	For the Year Ended May 31,
	2005	2004	2003
Income (loss) from continuing operations	$18,572	$4,565	$(10,578)
Loss from discontinued operations, net of tax	(3,119)	(1,061)	(1,832)
Net income (loss)	$15,453	$3,504	$(12,410)
Basic shares:
Weighted average common shares outstanding	32,297	32,111	31,852
Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$0.58	$0.14	$(0.33)
Loss from discontinued operations, net of tax	(0.10)	(0.03)	(0.06)
Earnings (loss) per share—basic	$0.48	$0.11	$(0.39)
Net income (loss)	$15,453	$3,504	$(12,410)
Add: After-tax interest on convertible debt	1,230	—	—
Net income (loss) for diluted EPS calculation	$16,683	$3,504	$(12,410)
Diluted shares:
Weighted average common shares outstanding	32,297	32,111	31,852
Additional shares from the assumed exercise of stock options	304	281	—
Additional shares from the assumed conversion of
convertible debt	3,604	—	—
Weighted average common shares outstanding—diluted	36,205	32,392	31,852
Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$0.55	$0.14	$(0.33)
Loss from discontinued operations, net of tax	(0.09)	(0.03)	(0.06)
Earnings (loss) per share—diluted	$0.46	$0.11	$(0.39)

At May 31, 2005 and 2004, respectively, options to purchase 3.4 milion and 3.2 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans

We have defined contribution and defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands. In addition, we provide postretirement health and life insurance benefits to eligible domestic retirees.

Defined Benefit Plans

Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our existing defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. During the fourth quarter of fiscal 2005, we recorded a $667 curtailment loss associated with this change to the cash balance plan. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per years of service.

Certain foreign operations of domestic subsidiaries also have a pension plan which is a defined benefit plan. Benefit formulas are based generally on years of service and compensation. It is the policy of these subsidiaries to fund at least the minimum amounts required by local laws and regulations.

We provide eligible outside directors with benefits upon retirement on or after age 65 provided they have completed at least five years of service as a director. Benefits are paid quarterly in cash equal to 25% of the annual retainer fee payable to active outside directors. Payment of benefits commence upon retirement and continues for a period equal to the total number of years of the retired director’s service up to a maximum of ten years, or death, whichever occurs first. In the fourth quarter of fiscal 2001, we terminated the plan for any new members of the Board of Directors elected after May 31, 2001.

We also provide supplemental retirement and profit sharing benefits for current and former executives and key employees to supplement benefits provided by our other benefit plans. The plans are not funded and may require funding in the event of a change in control of the Company as determined by our Board of Directors.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

The following table sets forth the change in projected benefit obligations for all of our pension plans:

	May 31,
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$77,044	$77,425
Service cost	2,841	2,834
Interest cost	4,899	4,483
Plan participants’ contributions	228	223
Amendments	(3,754)	—
Net actuarial loss (gain)	14,313	(3,795)
Benefits paid	(4,742)	(4,126)
Benefit obligation at end of year	$90,829	$77,044

The projected benefit obligation is measured at May 31 of each year using the following weighted average assumptions:

	May 31,
	2005	2004
Domestic plans:
Discount rate	5.40%	6.50%
Compensation increase rate	3.00	3.00
Non-domestic plans:
Discount rate	4.25%	5.50%
Compensation increase rate	3.00	3.25

The following table sets forth the change in fair value of plan assets:

	May 31,
	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$60,834	$51,431
Actual return on plan assets	6,925	6,407
Employer contributions	6,614	6,899
Plan participants’ contributions	228	223
Benefits paid	(4,742)	(4,126)
Fair value of plan assets at end of year	$69,859	$60,834

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,		Target Asset
	2005	2004	Allocation
Equity securities	61%	65%	45 - 65%
Fixed income securities	32	29	25 - 55%
Other (fund-of funds hedge fund)	7	6	0 - 20%
	100%	100%

The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974 (ERISA). The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk and maintain a broad diversification across asset classes and among investment managers. Direct investments in our securities and the use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds and individual common stocks and in fiscal 2005 and 2004 included an investment in a fund-of funds hedge fund.

The assets of the non-domestic plan are invested in compliance with local laws and regulations and are comprised of insurance contracts and equity and fixed income mutual funds.

To develop our expected long-term rate of return assumption on domestic plans, we use long-term historical return information for our targeted asset mix and current market conditions. Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing $5,000 to $7,000 during fiscal 2006.

The following table sets forth all of the defined benefit plan’s funded status and the amount recognized in our Consolidated Balance Sheets:

	May 31,
	2005	2004
Funded status	$(20,970)	$(16,210)
Unrecognized actuarial losses	34,050	25,886
Unrecognized prior service cost	1,005	1,773
Unrecognized transitional obligation	—	67
Prepaid pension costs	$14,085	$11,516

A minimum pension liability adjustment is required when the actuarial present value of accumulated plan benefits exceeds plan assets and accrued pension liabilities. During fiscal 2004, we reduced the minimum pension liability by $3,909, and $2,677, net of tax, was reported as a component of comprehensive income (loss). During fiscal 2005, we increased the minimum pension liability by $6,475, and $4,737, net of tax, was reported as a component of comprehensive income (loss). The accumulated benefit obligation for all pension plans was $88,600 and $72,905 as of May 31, 2005 and 2004, respectively.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	May 31,
	2005	2004
Projected benefit obligation	$90,829	$77,044
Accumulated benefit obligation	88,600	72,905
Fair value of plan assets	69,859	60,834

Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2005	2004	2003
Service cost	$2,841	$2,834	$2,726
Interest cost	4,899	4,483	4,458
Expected return on plan assets	(5,701)	(4,886)	(4,804)
Amortization of prior service cost	295	298	290
Recognized net actuarial loss	1,155	1,392	504
Transitional obligation	68	89	92
Curtailment	667	—	—
	$4,224	$4,210	$3,266

The following table summarizes our estimated future pension benefits by fiscal year:

	2006	2007	2008	2009	2010	2011 to 2015
Estimated pension benefits	$8,090	$5,162	$7,399	$6,283	$5,891	$31,134

A summary of the weighted average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2005	2004	2003
Domestic plans:
Discount rate	6.50%	6.00%	7.25%
Rate of compensation increase	3.00	3.00	4.00
Expected long-term return on plan assets	8.50	8.50	9.00
Non-domestic plans:
Discount rate	5.50%	5.25%	6.00%
Rate of compensation increase	3.25	3.25	4.00
Expected long-term return on plan assets	6.50	6.50	6.50

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

Defined Contribution Plan

The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 50% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation. Company contributions vest on a pro-rata basis during the first three years of employment. During fiscal 2003, Company matching contributions to our defined contribution plan were suspended due to the operating performance of the Company. Expense charged to results of operations for Company matching contributions was $0 in fiscal 2005 and 2004 and $457 in fiscal 2003.

Postretirement Benefits Other Than Pensions

We provide health and life insurance benefits for certain eligible retirees. The postretirement plans are unfunded, and we have the right to modify or terminate any of these plans in the future, in certain cases, subject to union bargaining agreements. In fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees.

Postretirement benefit expense for the years ended May 31, 2005, 2004 and 2003 included the following components:

	For the Year Ended May 31,
	2005	2004	2003
Interest cost	$76	$47	$58
Amortization of prior service cost	8	8	7
Amortization of unrecognized loss	47	—	—
	$131	$55	$65

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

The funded status of the plans at May 31, 2005 and 2004 was as follows:

	May 31,
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$1,250	$847
Interest cost	76	47
Benefits paid	(161)	(120)
Unrecognized actuarial loss	189	476
Benefit obligation at end of year	$1,354	$1,250
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	161	120
Benefits paid	(161)	(120)
Fair value of plan assets at end of year	$—	$—
Funded status	$(1,354)	$(1,250)
Unrecognized actuarial loss	646	504
Unrecognized prior service cost	55	63
Accrued postretirement costs	$(653)	$(683)

We estimate that our annual postretirement benefit payments will be approximately $200 in each of the next five fiscal years and will be funded with Company contributions. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 5.4% at May 31, 2005 and 6.5% at May 31, 2004. The assumed rate of future increases in healthcare costs was 9.0% in fiscal 2005 and 10.0% in fiscal 2004, declining to 5.0% by the year 2011 and remaining at that rate thereafter. A one percent increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $50 as of May 31, 2005, and would not result in a significant change to the annual postretirement benefit expense.

7.   Aircraft Joint Venture

During the first quarter of fiscal 2005, we invested in a limited liability company, which is accounted for under the equity method of accounting. Our investment in the limited liability company was made under an agreement with a global financial institution. Our membership interest in this limited liability company is 50% and the primary business of this company is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft. Aircraft that are acquired by the company are purchased with cash contributions by the members of the company, and debt financing which is non-recourse to the members of the company. The associated income tax benefit or expense is recorded by the member companies.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

7.   Aircraft Joint Venture (Continued)

Summarized financial information for this limited liability company is as follows:

For the Year Ended May 31, 2005
Statement of operations information:
Sales	$11,249
Income before provision for income taxes	1,136
May 31, 2005
Balance sheet information:
Assets	$47,309
Debt	23,431
Members’ capital	21,885

During the first quarter of fiscal 2005, we also invested in a joint venture company with a different party. The joint venture company owns an aircraft on lease to a foreign carrier. This aircraft was subject to a note payable to a major financial institution that was guaranteed by AAR; during the third quarter of fiscal 2005, we paid the debt of $6,022 in full. We consolidate the financial position and results of operations of this joint venture. The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at May 31, 2005.

8.   Aviation Equipment Operating Leases

From time to time we lease aviation equipment (engines and aircraft) from lessors under arrangements that are classified as operating leases. We may also sublease the aviation equipment to a customer on a short- or long-term basis. The terms of the operating leases in which we are the lessee are one year with options to renew annually at our election. If we elect not to renew a lease or the lease term expires, we may purchase the equipment from the lessor at its scheduled purchase option price. The terms of the lease agreements also allow us to purchase the equipment at any time during a lease at its scheduled purchase option price. The scheduled purchase option values were $20,492 and $30,097 at May 31, 2005 and 2004.

In those instances in which we anticipate that we will purchase aviation equipment and the scheduled purchase option price will exceed the fair value of such equipment, we record an accrual for loss. The accrual for loss was $2,107 and $5,800 at May 31, 2005 and 2004. The reduction in loss accrual is attributable to the buyout of leases and the subsequent sale of the underlying aircraft engines during fiscal 2005.

9.   Commitments and Contingencies

On October 3, 2003, we entered into a sale-leaseback transaction whereby the Company sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease in accordance with SFAS No. 13 “Accounting for Leases”. Net proceeds from the sale of the facility were $13,991 and the cost and related accumulated depreciation of the facility of $9,472 and $4,595, respectively, were removed from the balance sheet. The gain realized of $9,114 on the sale has been deferred and is

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

9.   Commitments and Contingencies (Continued)

being amortized over the 20-year lease term in accordance with SFAS No. 13. The unamortized balance of the deferred gain as of May 31, 2005 is $8,455 and is included in the caption “Deferred income and other” on the Consolidated Balance Sheet.

In June 2004, we signed an agreement to occupy a portion of the Indianapolis Maintenance Center (IMC). In December 2004, we commenced airframe maintenance operations at the IMC and currently occupy three bays and certain office space, with options to occupy up to seven additional bays. In connection with the lease, we are entitled to receive rent credits as we increase the number of bays we occupy. During fiscal 2005, we received $350 of such rent credits and in accordance with SFAS No. 13 are treating the rent credits as lease incentives and are amortizing the rent credits over the term of the lease.

In addition to the aviation equipment operating leases and the Garden City and IMC leases, we lease other facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2023. Future minimum payments under all operating leases at May 31, 2005 are as follows:

	Future Minimum Payments
Year	Facilities and Equipment	Aviation Equipment
2006	$7,909	$10,887
2007	7,716	18,302
2008	6,681	3,840
2009	5,490	3,840
2010 and thereafter	29,395	1,280

Rental expense during the past three fiscal years was as follows:

	For the Year Ended May 31,
	2005	2004	2003
Facilities and Equipment	$9,445	$8,193	$6,597
Aviation Equipment	2,629	3,051	3,117

We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2005 was approximately $13,175.

We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business (see Item 3 Legal Proceedings). In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

10.   Discontinued Operations

On February 17, 2005, we sold substantially all of the assets, subject to certain liabilities of our engine component repair business, located in Windsor, Connecticut. The engine component repair business was a unit within the Aviation Supply Chain segment. We received as consideration cash of $7,700 and acquired inventory having a value of approximately $1,200, subject to certain adjustments. As a result of the transaction, we recorded a pre-tax charge of $3,651 ($2,321 after-tax), representing the loss on disposal. Of the $3,651 pre-tax charge, severance charges were $287 and closing costs related to the transactions were $619. The remaining portion of the charge of $2,745 represents the difference between the consideration received and the net book value of the assets sold.

Revenues and the pre-tax operating loss for the three-year period ended May 31, 2005 for the discontinued operations are summarized as follows:

	For the Year Ended May 31,
	2005	2004	2003
Revenues	$5,898	$7,488	$6,496
Pre-tax operating loss	(1,229)	(1,631)	(2,819)

11.   Impairment Charges

Prior to September 11, 2001 we were executing our plan to reduce our investment in support of older generation aircraft in line with the commercial airlines’ scheduled retirement plans for these aircraft. The events of September 11 caused a severe and sudden disruption in the commercial airline industry, which brought about a rapid acceleration of those retirement plans. System-wide capacity was reduced by approximately 20%, and many airlines cancelled or deferred new aircraft deliveries. Based on management’s assessment of these and other conditions, in the second quarter ended November 30, 2001, we reduced the value and provided loss accruals for certain of our inventories and engine leases which support older generation aircraft by $75,900.

The writedown for engine and airframe parts was determined by comparing the carrying value for inventory parts that support older generation aircraft to their net realizable value. In determining net realizable value, we assigned estimated sales prices taking into consideration historical selling prices and demand, as well as anticipated demand. The writedown for whole engines related to assets that are reported in the caption “Equipment on or available for short-term lease” and was determined by comparing the carrying value for each engine to an estimate of its undiscounted future cash flows. In those instances where there was a shortfall, the impairment was measured by comparing the carrying value to an estimate of the asset’s fair market value. The loss accruals for engine operating leases were determined by comparing the scheduled purchase option prices to the estimated fair value of such equipment. In those instances where the scheduled purchase option price exceeded the estimated fair value, an accrual for the estimated loss was recorded.

During the fourth quarter of fiscal 2003, we recorded additional impairment charges related to certain engine and airframe parts and whole engines in the amount of $5,360. The fiscal 2003 impairment charge was based upon an updated assessment of the net realizable values for certain engine and airframe parts and future undiscounted cash flows for whole engines.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

11.   Impairment Charges (Continued)

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by us during fiscal 2003 and fiscal 2002 are as follows:

	May 31, 2005	May 31, 2004	May 31, 2003	November 30, 2001
Net impaired inventory and engines	$43,200	$51,500	$56,200	$89,600

Proceeds from sales of impaired inventory and engines for the twelve-month periods ended May 31, 2005, 2004, and 2003 were $7,900, $7,300, and $12,100, respectively, and $15,600 for the six-month period ended May 31, 2002.

12.   Other Noncurrent Assets

At May 31, 2005 and 2004, other noncurrent assets consisted of the following:

	May 31,
	2005	2004
Notes receivable	$10,679	$13,259
Investment in leveraged lease	9,419	9,541
Investment in aviation equipment	8,498	9,123
Cash surrender value of life insurance	7,091	6,146
Debt issuance costs	2,878	4,022
Licenses and rights	2,837	3,349
Other	21,499	21,090
	$62,901	$66,530

13.   Business Segment Information

Segment Reporting

We are a diversified provider of products and services to the global aviation/aerospace industry. We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.

Sales in the Aviation Supply Chain segment are derived from the sale of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft airframe parts. Sales also include the sales and lease of commercial jet engines. Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

Sales in the Maintenance, Repair and Overhaul segment are derived from the repair and overhaul of most commercial landing gear types and aircraft maintenance and storage. Cost of sales consists principally of cost of product (primarily replacement aircraft parts), direct labor and overhead.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

13.   Business Segment Information (Continued)

Sales in the Structures and Systems segment are derived from the manufacture and sale of a wide array of containers, pallets and shelters used to support the U.S. military’s tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military applications and advanced composite materials and components for aerospace and industrial use. Sales in this segment are also derived from the repair, overhaul and sale of parts for industrial gas and steam turbine operators and certain military engines. Cost of sales consists principally of the cost of product, direct labor and overhead.

Sales in the Aircraft Sales and Leasing segment are derived from the sale and lease of commercial aircraft and technical and advisory services. Cost of sales consists principally of cost of product (aircraft), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

The accounting policies for the segments are the same as those described in Note 1. Our chief decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments. The expenses and assets related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around differences in products and services.

Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment has been re-stated to conform with current year presentation and is as follows:

	For the Year Ended May 31,
	2005	2004	2003
Net sales:
Aviation Supply Chain	$390,060	$349,527	$358,412
Maintenance, Repair and Overhaul	111,932	106,416	93,415
Structures and Systems	200,717	163,557	130,628
Aircraft Sales and Leasing	45,139	24,969	17,387
	$747,848	$644,469	$599,842

	For the Year Ended May 31,
	2005	2004	2003
Gross profit:
Aviation Supply Chain	$67,672	$51,972	$42,686
Maintenance, Repair and Overhaul	14,414	14,351	11,600
Structures and Systems	35,435	29,621	18,895
Aircraft Sales and Leasing	3,305	4,674	4,519
	$120,826	$100,618	$77,700

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

13.   Business Segment Information (Continued)

	May 31,
	2005	2004	2003
Total assets:
Aviation Supply Chain	$298,477	$287,434	$329,050
Maintenance, Repair and Overhaul	86,271	69,145	75,066
Structures and Systems	97,780	93,956	70,060
Aircraft Sales and Leasing	119,581	135,598	128,761
Corporate	130,121	123,159	83,684
	$732,230	$709,292	$686,621

	For the Year Ended May 31,
	2005	2004	2003
Capital expenditures:
Aviation Supply Chain	$3,777	$3,944	$5,004
Maintenance, Repair and Overhaul	2,817	1,650	2,176
Structures and Systems	5,222	4,237	2,009
Aircraft Sales and Leasing	48	7	—
Corporate	1,169	448	741
	$13,033	$10,286	$9,930

	For the Year Ended May 31,
	2005	2004	2003
Depreciation and amortization:
Aviation Supply Chain	$10,768	$9,764	$9,609
Maintenance, Repair and Overhaul	2,534	2,474	1,978
Structures and Systems	4,481	4,001	4,017
Aircraft Sales and Leasing	6,087	5,925	7,458
Corporate	4,080	4,516	4,110
	$27,950	$26,680	$27,172

The following table reconciles segment gross profit to consolidated income (loss) before provision for income taxes.

	For the Year Ended May 31,
	2005	2004	2003
Segment gross profit	$120,826	$100,618	$77,700
Selling, general and administrative and other	(87,902)	(80,552)	(77,293)
Equity in earnings of aircraft joint ventures	568	215	501
Gain on extinguishment of debt	3,562	—	—
Interest expense	(16,917)	(18,691)	(19,416)
Interest income	1,502	1,748	1,836
Income (loss) before provision for income taxes	$21,639	$3,338	$(16,672)

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

13.   Business Segment Information (Continued)

No single non-government customer represents 10% or more of total sales in any of the last three fiscal years. Sales to the U.S. Government, its agencies and its contractors by segment are as follows:

	For the Year Ended May 31,
	2005	2004	2003
Aviation Supply Chain	$69,027	$66,137	$51,535
Maintenance, Repair and Overhaul	25,976	27,370	30,953
Structures and Systems	157,165	129,051	87,703
	$252,168	$222,558	$170,191
Percentage of total sales	33.7%	34.5%	28.4%

Geographic Data

	May 31,
	2005	2004
Long-lived assets:
United States	$246,120	$264,987
Europe	11,378	11,932
Other	190	169
	$257,688	$277,088

Export sales from our U.S. operations to unaffiliated customers, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $178,211 (23.8% of total sales), $111,902 (17.2% of total sales) and $142,403 (23.5% of total sales) in fiscal 2005, 2004 and 2003, respectively.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

14.   Selected Quarterly Data (Unaudited)

The unaudited selected quarterly data for fiscal years ended May 31, 2005 and 2004 follows.

	Fiscal 2005			Diluted Earnings
Quarter	Sales	Gross Profit	Net Income	Per Share
First	$163,773	$26,525	$2,286	$0.07
Second	176,448	28,471	4,839	0.14
Third	197,701	30,735	2,595	0.08
Fourth	209,926	35,095	5,733	0.17
	$747,848	$120,826	$15,453	$0.46

See Note 2 for information regarding gains on extinguishment of debt and Note 10 for information regarding discontinued operations.

	Fiscal 2004		Net Income	Diluted Earnings
Quarter	Sales	Gross Profit	(Loss)	(Loss) Per Share
First	$150,570	$21,389	$(1,996)	$(0.06)
Second	157,831	25,239	916	0.03
Third	159,233	26,476	2,012	0.06
Fourth	176,835	27,514	2,572	0.08
	$644,469	$100,618	$3,504	$0.11

15.   Allowance for Doubtful Accounts

	May 31,
	2005	2004	2003
Balance, beginning of year	$6,310	$8,663	$10,624
Provision charged to operations	2,391	2,771	3,140
Deductions for accounts written off, net of recoveries	(2,838)	(5,124)	(5,101)
Balance, end of year	$5,863	$6,310	$8,663

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) of the Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2005. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2005, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the fourth quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of AAR CORP. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems which are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of its internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2005. Our assessment of the effectiveness of our internal control over financial reporting as of May 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that AAR CORP. and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2005 and our report dated July 20, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois
July 20, 2005

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding the Directors of the Company is incorporated by reference to the information contained under the caption, “Board of Directors” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

The information required by this item regarding the Executive Officers of the Company appears under the caption, “Executive Officers of the Registrant” in Part I, Item 4 above.

The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board is incorporated by reference to the information contained under the caption, “Board Committees” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders, and information required by this item regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” is incorporated by reference to the information contained under the caption, “Board Committees” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption, “Corporate Governance Information” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation and Other Information” (but excluding the following sections thereof: “Compensation Committee’s Report on Executive Compensation” and “Stockholder Return Performance Graph”); “Employment and Other Agreements” and “Directors’ Compensation” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of May 31, 2005 with respect to the Company’s compensation plans under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,607	$15.17	3,205
Equity compensation plans not approved by security holders	—	—	—
Total	4,607	$15.17	3,205

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption “Security Ownership of Management and Others” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Financial Statement Disclosures

The following financial statements are filed as a part of this report under “Item 8—Financial Statements And Supplementary Data”

Page
Report of Independent Registered Public Accounting Firm	20
Financial Statements—AAR CORP. and Subsidiaries:
Consolidated Statements of Operations for the three years ended May 31, 2005	21
Consolidated Balance Sheets as of May 31, 2005 and 2004	22-23
Consolidated Statements of Stockholders’ Equity for the three years ended May 31, 2005	24
Consolidated Statements of Cash Flows for the three years ended May 31, 2005	25
Notes to Consolidated Financial Statements	26-55
Selected quarterly data (unaudited) for the years ended May 31, 2005 and 2004
(Note 14 of Notes to Consolidated Financial Statements)	55

(a)(3) Exhibits

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
Date: July 22, 2005
	BY:	/s/ DAVID P. STORCH
David P. Storch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRA A. EICHNER	Chairman of the Board	July 22, 2005
Ira A. Eichner	Director
/s/ DAVID P. STORCH	President and Chief Executive Officer;
David P. Storch	Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO	Vice President and Chief Financial
Timothy J. Romenesko	Officer (Principal Financial Officer)
/s/ MICHAEL J. SHARP	Vice President and Controller
Michael J. Sharp	(Principal Accounting Officer)
/s/ JAMES G. BROCKSMITH, JR.	Director
James G. Brocksmith, Jr.
/s/ Ronald R. Fogleman	Director
Ronald R. Fogleman
/s/ JAMES E. GOODWIN	Director
James E. Goodwin
/s/ MARC J. WALFISH	Director
Marc J. Walfish
/s/ RONALD B. WOODARD	Director
Ronald B. Woodard

EXHIBIT INDEX

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation; Amendments thereto dated November 3, 1987, October 19, 1988, October 16, 1989 and November 3, 1999.[24]
		3.2	By-Laws as amended. Amendment thereto dated April 12, 1994, January 13, 1997, July 16,1992, April 11, 2000, May 13, 2002 and October 13, 2004 (filed herewith).
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation and Amendments (see Exhibit 3.1).
		4.2	By-Laws as amended (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and the First National Bank of Chicago dated July 8, 1997[10] and amended October 16, 2001.[15]
4.4

Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[3] First Supplemental Indenture thereto dated August 26, 1991;[4] Second Supplemental Indenture thereto dated December 10, 1997.[11]

		4.5	Officers’ certificates relating to debt securities dated October 24, 1989,[7] October 12, 1993,[7] December 15, 1997[19] and May 31, 2002.[19]
4.6

Revolving Loan Agreement dated April 11, 2001 between Registrant and LaSalle Bank National Association[16] amended November 30, 2001,[17] April 22, 2002,[17] June 6, 2002,[17] March 10, 2003,[18] March 21, 2003,[18] May 9, 2003,[19] June 26, 2003,[19] March 2, 2004,[24] and March 29, 2005.[29]

		4.7	Note Purchase Agreement dated May 1, 2001 between Registrant and various purchasers, relating to the issuance of debt securities to institutional investors.[16]
4.8

Credit Agreement dated May 29, 2003 between Registrant and various subsidiaries and Merrill Lynch Capital and various additional lenders from time to time who are parties thereto,[19] as amended January 23, 2004,[24] August 24, 2004,[25] and March 29, 2005.[29]

		4.9	Loan and Security Agreement dated July 1, 2003 between Registrant’s subsidiary, AAR Wood Dale LLC and Fremont Investment Loan.[19]
		4.10	Form of 2.875% Senior Convertible Note.[22]
		4.11	Indenture between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated February 3, 2004.[22]

		4.12	Registration Rights Agreement between AAR CORP. and Goldman, Sachs & Co., as representative of the several Purchasers, dated February 3, 2004.[22]
		4.13	Loan Agreement dated July 15, 2005 between Registrant’s Subsidiary, AAR Wood Dale LLC and Principal Commercial Funding, LLC.[30]
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*	Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[15] as amended June 27, 2003,[19] as amended May 5, 2005 (filed herewith).
10.2*

Death Benefit Agreement dated August 24, 1984 between the Registrant and Ira A. Eichner.[5] Amendments thereto dated August 12, 1988,[2] May 25, 1990[12] and October 9, 1996,[12] and his agreement to terminate such Death Benefit Agreement dated May 30, 1999.[12]

10.3*

Further Restated and Amended Employment Agreement dated August 1, 1985 between the Registrant and Ira A. Eichner.[1] Amendments thereto dated August 12, 1988,[2] May 25, 1990,[9] July 13, 1994[9] and October 9, 1996.[12]

		10.4*	Trust Agreement dated August 12, 1988 between the Registrant and Ira A. Eichner[2] and amendments thereto dated May 25, 1990,[9] February 4, 1994,[8] October 9, 1996[12] and May 30, 1999.[12]
		10.5*	AAR CORP. Directors’ Retirement Plan, dated April 14, 1992,[6] amended May 26, 2000[13] and April 10, 2001.[16]
		10.6*	AAR CORP. Amended and Restated Supplemental Key Employee Retirement Plan, dated May 4, 2000,[13] amended April 10, 2001,[16] October 10, 2001,[17] October 10, 2002,[18] December 18, 2002[18] and July 1, 2003.[20]
		10.7*	Amended and Restated Employment Agreement dated July 14, 1998 between the Registrant and David P. Storch[13] and amended July 10, 2001.[14]
		10.8*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Howard A. Pulsifer.[13]
		10.9*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[16]
		10.10*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko.[13]

		10.11*	Amended and Restated AAR CORP. Nonemployee Directors’ Deferred Compensation Plan, dated April 8, 1997, amended May 26, 2000,[13] December 18, 2002[18] and July 1, 2003.[20]
		10.12*	Severance and Change in Control Agreement dated January 14, 2000 between the Registrant and James J. Clark.[18]
10.13

Purchase and Sale Agreement dated March 21, 2003 between AAR Distribution, Inc., AAR Parts Trading, Inc., AAR Manufacturing, Inc., AAR Engine Services, Inc., AAR Allen Services, Inc., the Registrant as Initial Servicer and AAR Receivables Corporation II.[18]

10.14

Receivables Purchase Agreement dated March 21, 2003 between AAR Receivables Corporation II, the Registrant individually and as Initial Servicer, the Financial Institutions from time to time Parties hereto and LaSalle Business Credit, LLC,[18] amended November 30, 2003,[24] February 27, 2004,[24] October 21, 2004,[26] November 30, 2004[27] and December 20, 2004.[28]

		10.15	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[21]
10.16

Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[21]

		10.17*	Consulting Agreement dated June 1, 1999 between the Registrant and Ira A. Eichner amended June 1, 2003.[23]
		10.18*	Severance and Change in Control Agreement dated April 1, 2003 between AAR Manufacturing, Inc. and Mark McDonald.[23]
		10.19	Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of June 14, 2004, as amended January 21, 2005 (filed herewith).
		10.20*	Form of Non-Qualified Stock Option Agreement (filed herewith).
		10.21*	Form of Restricted Stock Agreement (filed herewith).
		10.22*	Form of Performance Restricted Stock Agreement (filed herewith).
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 22, 2005 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated July 22, 2005 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 22, 2005 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 22, 2005 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

Notes:

      1                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1986.

      2                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

      3                 Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1989.

      4                 Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-3 filed August 27, 1991.

      5                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1985.

      6                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

      7                 Incorporated by reference to Exhibits to the Registrant’s Current Reports on Form 8-K dated October 24, 1989 and October 12, 1993, respectively.

      8                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

      9                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

  10                 Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated August 4, 1997.

  11                 Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-3 filed December 10, 1997.

  12                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

  13                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

  14                 Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001.

  15                 Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001.

  16                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

  17                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

  18                 Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

  19                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

  20                 Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2003.

  21                 Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

  22                 Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 3, 2004.

  23                 Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.

  24                 Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

  25                 Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004.

  26                 Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

  27                 Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated November 30, 2004.

  28                 Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated December 20, 2004.

  29                 Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated March 29, 2005.

  30                 Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated July 15, 2005.