Form 10-Q
period 2005-08-31
AAR CORP
filed 2005-10-05
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of September 30, 2005, there were 33,024,312 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2005

PART I, ITEM 1 – FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2005 and May 31, 2005

(In thousands)

	August 31,	May 31,
	2005	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$14,445	$40,508
Restricted cash	9,966	9,830
Accounts receivable, less allowances of $6,060 and $5,863, respectively	119,771	127,121
Inventories	227,164	204,990
Equipment on or available for short-term lease	50,068	50,487
Deposits, prepaids and other	13,440	13,934
Deferred tax assets	27,672	27,672
Total current assets	462,526	474,542

Property, plant and equipment, net	72,565	71,474

Other assets:
Goodwill, net	44,408	44,416
Equipment on long-term lease	102,906	67,663
Investment in aircraft joint ventures	11,136	11,234
Other	64,285	62,901
	222,735	186,214
	$757,826	$732,230

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

	August 31,	May 31,
	2005	2005
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$237	$1,410
Current maturities of long-term debt	200	713
Current maturities of non-recourse long-term debt	1,843	1,622
Accounts payable	94,426	77,015
Accrued liabilities	69,692	79,265
Total current liabilities	166,398	160,025

Long-term debt, less current maturities	201,287	199,919
Non-recourse debt	26,770	27,240
Deferred tax liabilities	21,408	18,089
Other liabilities and deferred income	21,407	11,560
Retirement benefit obligation	654	653
	271,526	257,461

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 36,522 and 35,853 shares, respectively	36,522	35,853
Capital surplus	197,809	189,617
Retained earnings	167,487	162,229
Treasury stock, 3,518 and 3,267 shares at cost, respectively	(54,949)	(50,497)
Unearned restricted stock awards	(6,717)	(2,679)
Accumulated other comprehensive income (loss) -
Cumulative translation adjustments	(2,268)	(1,797)
Minimum pension liability	(17,982)	(17,982)
	319,902	314,744
	$757,826	$732,230

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended August 31, 2005 and 2004

(Unaudited)

(In thousands, except per share data)

	Three Months Ended August 31,
	2005	2004
Sales:
Sales from products	$165,562	$140,053
Sales from services	29,740	18,579
Sales from leasing	4,286	5,141
	199,588	163,773

Costs and operating expenses:
Cost of products	138,903	118,302
Cost of services	22,549	14,216
Cost of leasing	3,454	4,730
Selling, general and administrative and other	23,901	20,040
	188,807	157,288

Equity in earnings of aircraft joint ventures	205	—

Operating income	10,986	6,485

Gain on extinguishment of debt	—	995

Interest expense	(4,122)	(4,463)
Interest income	459	283

Income before provision for income taxes	7,323	3,300

Provision for income taxes	2,065	787

Income from continuing operations	5,258	2,513

Discontinued operations:
Operating loss, net of tax	—	(227)

Net income	$5,258	$2,286

Earnings per share-basic:
Earnings from continuing operations	$0.16	$0.08
Loss from discontinued operations	—	(0.01)
Earnings per share - basic	$0.16	$0.07

Earnings per share-diluted:
Earnings from continuing operations	$0.15	$0.08
Loss from discontinued operations	—	(0.01)
Earnings per share - diluted	$0.15	$0.07

Weighted average common shares outstanding - basic	32,961	32,243
Weighted average common shares outstanding - diluted	37,040	36,198

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2005 and 2004

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2005	2004
Cash flows from operating activities:
Net income.	$5,258	$2,286
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	6,091	6,785
Deferred tax provision (benefit) - continuing operations	3,319	(297)
Changes in certain assets and liabilities:
Accounts receivable	6,223	9,195
Inventories	(23,893)	(2,615)
Equipment on or available for short-term lease	(343)	(303)
Equipment on long-term lease	(36,577)	2,361
Accounts payable	17,515	1,567
Accrued liabilities and taxes on income	(10,435)	(6,509)
Long-term liabilities	9,589	—
Other, primarily pension contributions and prepaids	1,555	(6,918)
Net cash provided from (used in) operating activities	(21,698)	5,552

Cash flows from investing activities:
Property, plant and equipment expenditures	(4,695)	(3,604)
Proceeds from disposal of assets	10	4
Investment in leveraged leases	435	348
Other, primarily investment in aircraft joint ventures	161	(2,248)
Net cash used in investing activities	(4,089)	(5,500)

Cash flows from financing activities:
Proceeds from borrowings	11,000	—
Reduction in borrowings	(11,540)	(14,248)
Financing costs	(133)	(3)
Other	545	—
Net cash used in financing activities	(128)	(14,251)

Effect of exchange rate changes on cash	(12)	(9)

Decrease in cash and cash equivalents	(25,927)	(14,208)
Cash and cash equivalents, beginning of period	50,338	41,010
Cash and cash equivalents, end of period	$24,411	$26,802

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2005 and 2004

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2005	2004
Net income	$5,258	$2,286

Other comprehensive income (loss) - Foreign currency translation	(471)	(854)
Total comprehensive income	$4,787	$1,432

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2005

(Unaudited)

(In thousands, except per share amounts)

Note A – Basis of Presentation

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise.  The accompanying condensed consolidated financial statements include the accounts of AAR and its subsidiaries after elimination of intercompany accounts and transactions.

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The condensed consolidated balance sheet as of May 31, 2005 has been derived from audited financial statements.  To prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2005 and the condensed consolidated results of operations, cash flows and comprehensive income for the three-month periods ended August 31, 2005 and 2004.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B – Stock-Based Employee Compensation Plans

We have an employee stock option plan which we account for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost related to our stock option plan is reflected in net income, as each option granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  No stock options were granted during the three-month period ended August 31, 2005 other than reload options, which resulted from the exercise of original stock options granted in prior years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 to the Company’s stock option plans.

		Three Months Ended August 31,
		2005	2004
	Net income as reported	$5,258	$2,286
	Add: Stock-based compensation expense included in net income as reported, net of tax	433	62
	Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,401)	(674)
	Pro forma net income	$4,290	$1,674

Earnings per share – basic:	As reported	$0.16	$0.07
	Pro forma	$0.13	$0.05
Earnings per share – diluted:	As reported	$0.15	$0.07
	Pro forma	$0.12	$0.05

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three months ended August 31, 2005 and 2004:

	Three Months Ended August 31,
	2005	2004
Risk-free interest rate	4.1%	3.8%
Expected volatility of common stock	58.0%	63.9%
Dividend yield	0.0%	0.0%
Expected option term in years	4.0	4.0

Note C – Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer.  Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer.  We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites.  Furthermore, the serviced units are typically shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain long-term manufacturing contracts and for certain large airframe maintenance contracts are recognized by the percentage of completion method, based on the relationship of costs incurred to date to estimated total costs under the respective contracts.

Certain supply chain management programs we provide our customers contain multiple elements or deliverables, such as program and warehouse management, parts distribution and maintenance and repair services.  We recognize revenue for each element or deliverable that can be identified as a separate unit of accounting at the time of delivery based upon the relative fair value for the products and services.  Lease revenues are recognized as earned.  Income from monthly or quarterly lease payments is recorded in the pertinent period according to the lease agreement.  However, for leases that provide variable rents, we recognize lease income on a straight-line basis.  In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month.  Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

Note D – Inventory

The summary of inventories is as follows:

	August 31, 2005	May 31, 2005
Raw materials and parts	$56,018	$43,576
Work-in-process	32,698	30,528
Purchased aircraft, parts, engines and components held for sale	138,448	130,886
	$227,164	$204,990

Note E – Equipment on Long-Term Lease

In August 2005, we entered into a ten-year agreement with a customer to provide supply chain services for their fleet of CRJ 700/900 and ERJ 145 regional jets.  As part of the agreement, we purchased from the customer approximately $36,500 of equipment to support the program.  The equipment was purchased with an initial cash payment of $22,750, with the remaining balance of approximately $13,750 due in installments in August 2006, 2007 and 2008.  The equipment is included in equipment on long-term lease on the consolidated balance sheet and is being depreciated on a straight-line basis over 10 years to a 30% residual value. The current portion of the deferred payments is included in accounts payable and the long-term portion is included in other liabilities and deferred income on the consolidated balance sheet.  As the customer’s fleet of CRJ 700/900 and ERJ 145 increases, we expect to invest an additional $6,000 in equipment to support this program.

We also signed a similar supply chain services agreement with this same customer to support their fleet of CRJ 200 regional jets.  Under the terms of the agreement, which is expected to close at the end of November 2005, we will purchase approximately $21,000 of equipment to support the program; of which approximately $16,000 will be paid in November, with the remaining balance due in installments in 2006 and 2009.

Note F – Supplemental Cash Flows Information

	Three Months Ended August 31,
	2005	2004
Interest paid	$6,005	$6,605
Income taxes paid	198	335
Income tax refunds received	1,136	95

Note G – Financing Arrangements

On July 15, 2005, we refinanced a mortgage loan with Principal Commercial Funding, LLC.  Proceeds from the new loan were $11,000 and the term of the financing is 10 years with a fixed rate of 5.01%.  Under the terms of the new loan, interest payments are due monthly with a balloon payment of $11,000 due August 1, 2015.  The new loan payable is secured by our Wood Dale, Illinois facility.  At August 31, 2005, the net book value of our Wood Dale, Illinois facility is $14,991.

Note H – Earnings per Share

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

In the third quarter of fiscal 2005 ended February 28, 2005, we adopted the provisions of Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-08”), which requires companies to account for contingently convertible debt using the “if converted” method set forth in SFAS No. 128, “Earnings Per Share,” for calculating diluted earnings per share.  Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.  For comparative purposes, diluted earnings per share information for all periods since the convertible debt securities were issued in February 2004 have been restated as required by EITF No. 04-08.

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2005 and 2004.

	Three Months Ended August 31,
	2005	2004
Income from continuing operations	$5,258	$2,513
Loss from discontinued operations, net of tax	—	(227)
Net income	$5,258	$2,286

Basic shares:
Weighted average common shares outstanding	32,961	32,243

Earnings (loss) per share – basic:
Earnings from continuing operations	$0.16	$0.08
Loss from discontinued operations, net of tax	—	(0.01)
Earnings per share – basic	$0.16	$0.07

Net income	$5,258	$2,286
Add: After-tax interest on convertible debt	306	313
Net income for diluted EPS calculation	$5,564	$2,599

Diluted shares:
Weighted average common shares outstanding	32,961	32,243
Additional shares from the assumed exercise of stock options	475	351
Additional shares from the assumed conversion of convertible debt	3,604	3,604
Weighted average common shares outstanding – diluted	37,040	36,198

Earnings (loss) per share – diluted:
Earnings from continuing operations	$0.15	$0.08
Loss from discontinued operations, net of tax	—	(0.01)
Earnings per share – diluted	$0.15	$0.07

At August 31, 2005 and 2004, respectively, stock options to purchase 1.5 million and 3.2 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

Note I – Aircraft Joint Venture

During the first quarter of fiscal 2005, we invested in a limited liability company, which is accounted for under the equity method of accounting.  Our investment in the limited liability company was made under an agreement with a global financial institution.  Our membership interest in this limited liability company is 50% and the primary business of this company is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft.  Aircraft that are acquired by the company are purchased with cash contributions by the members of the company, and the proceeds of debt financing which is non-recourse to the members of the company.  The income tax benefit or expense related to the operations of the venture is recorded by the member companies.

Summarized financial information for this limited liability company is as follows:

	Three Months Ended August 31,
	2005	2004
Statement of operations information:
Sales	$9,580	$55
Income before provision for income taxes	541	32

	August 31, 2005	May 31, 2005
Balance sheet information:
Assets	$44,286	$47,309
Debt	21,382	23,431
Members’ capital	22,272	21,885

During the first quarter of fiscal 2005, we also invested in a joint venture company with a different party.  The joint venture company owns an aircraft on lease to a foreign carrier.  This aircraft was subject to a note payable to a major financial institution that was guaranteed by AAR; during the third quarter of fiscal 2005, we paid the debt of $6,022 in full.  We consolidate the financial position and results of operations of this joint venture.  The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at August 31, 2005.

Note J – Aviation Equipment Operating Leases

From time to time we lease aviation equipment (engines and aircraft) from lessors under arrangements that are classified as operating leases.  We may also sublease the aviation equipment to a customer on a short- or long-term basis.  The terms of the operating leases in which we are the lessee are typically one year with options to renew annually at our election.  If we elect not to renew a lease or the lease term expires, we may purchase the equipment from the lessor at its scheduled purchase option price.  The terms of the lease agreements also allow us to purchase the equipment at any time during a lease at its scheduled purchase option price.  During the first quarter of fiscal 2006, we exercised our purchase option on two engines.  The acquisition price was $4,954 and the engines are reflected in Equipment on short-term lease on the August 31, 2005 Condensed Consolidated Balance Sheet.  The scheduled purchase option values of currently leased aviation equipment were $15,183 at August 31, 2005 and $20,492 at May 31, 2005.

In those instances in which we anticipate that we will purchase aviation equipment and the scheduled purchase option price will exceed the fair value of such equipment, we record an accrual for loss.  The accrual for loss was $2,107 at August 31, 2005 and May 31, 2005.  We have utilized certain assumptions when estimating future undiscounted cash flows, such as current and future lease rates, residual values and market conditions and trends impacting future demand.  Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future provisions for losses on aviation equipment under operating leases.

Note K – Impairment Charges

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

The write-down for engine and airframe parts was determined by comparing the carrying value for inventory parts that support older generation aircraft to their net realizable value.  In determining net realizable value, we assigned estimated sales prices taking into consideration historical selling prices and demand, as well as anticipated demand.  The write-down for whole engines related to assets that are reported in the caption “Equipment on or available for short-term lease” and was determined by comparing the carrying value for each engine to an estimate of its undiscounted future cash flows.  In those instances where there was a shortfall, the impairment was measured by comparing the carrying value to an estimate of the asset’s fair market value.  The loss accruals for engine operating leases were determined by comparing the scheduled purchase option prices to the estimated fair value of such equipment.  In those instances where the scheduled purchase option price exceeded the estimated fair value, an accrual for the estimated loss was recorded.

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

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by us during fiscal 2003 and fiscal 2002 are as follows:

	August 31, 2005	May 31, 2005	November 30, 2001
Net impaired inventory and engines	$41,100	$43,200	$89,600

Proceeds from sales of impaired inventory and engines for the three-month period ended August 31, 2005 and the twelve-month period ended May 31, 2005 were $2,100 and $7,900, respectively.

Note L – Business Segment Information

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

The accounting policies for the segments are the same as those described in Note 1 of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended May 31, 2005.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments.  The expenses and assets related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment has been reclassified to conform with current year presentation and is as follows:

	Three Months Ended August 31,
	2005	2004

Sales:
Aviation Supply Chain	$107,111	$85,846
Maintenance, Repair and Overhaul	37,972	21,281
Structures and Systems	51,360	44,948
Aircraft Sales and Leasing	3,145	11,698
	$199,588	$163,773

	Three Months Ended August 31,
	2005	2004

Gross profit:
Aviation Supply Chain	$19,710	$13,709
Maintenance, Repair and Overhaul	5,742	2,337
Structures and Systems	8,337	8,177
Aircraft Sales and Leasing	893	2,302
	$34,682	$26,525

AAR CORP. and Subsidiaries

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

August 31, 2005

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

The table below sets forth consolidated sales for our four business segments for the three-month periods ended August 31, 2005 and 2004.

	Three Months Ended August 31,
	2005	2004

Sales:
Aviation Supply Chain	$107,111	$85,846
Maintenance, Repair and Overhaul	37,972	21,281
Structures and Systems	51,360	44,948
Aircraft Sales and Leasing	3,145	11,698
	$199,588	$163,773

Published reports by both Boeing and Airbus project an increase in the world’s fleet of commercial aircraft.  As more aircraft enter the system, demand for maintenance support will increase.  Most major carriers in the U.S. are outsourcing more of their maintenance requirements to third parties as a way to reduce costs and improve their competitive position.  In addition, low-cost carriers continue to gain market share.  Certain of these low-cost carriers are flying newer aircraft which will also result in increasing demand for maintenance in future years.  We believe we are well positioned with our broad range of products and services as these trends continue to develop.

The current airline environment has been negatively impacted by historically high fuel costs. If fuel prices remain at these historically high levels, the industry may experience a reduction in capacity. Delta Air Lines and Northwest Airlines recently filed for bankruptcy protection and announced a reduction in aircraft servicing North America. At this time, we are unable to predict what impact, if any, fleet reductions would have on aircraft values, lease rates and demand for maintenance, repair and overhaul services.

Results of Operations – Three-Month Period Ended August 31, 2005

(as compared with the same period of the prior year)

Consolidated sales for the first quarter ended August 31, 2005 increased $35,815 or 21.9% over the first quarter of last year.  The increase in sales over the prior year was attributable to sales increases in the Aviation Supply Chain; Maintenance, Repair and Overhaul and Structures and Systems segments primarily due to a 24.7% increase in sales to commercial airline customers and a 15.9% increase in sales to defense customers.  The increase in sales to commercial airline customers principally reflects improved demand for engine and airframe parts support due to increased passenger traffic, improved sourcing and program execution and the commencement of operations of the Indianapolis maintenance facility.  The increase in sales to defense customers was driven by continued strong demand and new supply chain management programs.

In the Aviation Supply Chain segment, sales increased $21,265 or 24.8% over the prior year.  The sales increase reflects increased sales to engine program customers resulting from improved sourcing and program execution, increased outsourcing of component repair management by major carriers, and a continuation toward greater utilization of performance-based logistics programs by the Department of Defense.

In the Maintenance, Repair and Overhaul segment, sales increased $16,691 or 78.4% over the prior year.  The sales increase is attributable to the opening of our Indianapolis airframe maintenance facility which commenced operations in January 2005, as well as increased sales at our Oklahoma airframe maintenance facility.

In the Structures and Systems segment, sales increased $6,412 or 14.3% over the prior year.  The increase in sales was primarily due to increased demand for cargo systems and composite structure products primarily due to successful sales and marketing efforts, as well as increased sales of products supporting our defense customer’s deployment activities due to continued strong demand and new product development

In the Aircraft Sales and Leasing segment, sales decreased $8,553 or 73.1% compared with the prior year.  The decrease in sales is principally due to the fact that the majority of aircraft activity is conducted through unconsolidated joint ventures (see Note I).

Consolidated gross profit increased $8,157 or 30.8% over the prior year.  The increase in gross profit was attributable to the consolidated sales increase, as well as an improvement in the consolidated gross margin percentage to 17.4% from 16.2% in the prior year.  The gross profit margin percentage increased due to the favorable mix of inventories sold in the Aviation Supply Chain segment and increased volumes and operational efficiencies at many of our business units in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments.  The gross profit margin percentage declined in the Structures and Systems segment due to the unfavorable mix of inventories sold supporting our defense customers deployment needs.

Operating income increased $4,501 or 69.4% compared with the prior year due to increased gross profit, partially offset by an increase in selling, general and administrative expenses.  During the first quarter, our selling, general and administrative expenses increased $3,861 or 19.3% primarily due to increased resources to support our growth.  As a percentage of sales, selling, general and administrative expenses declined from 12.2% to 12.0%.  Net interest expense declined $517 or 12.4% due to lower overall outstanding borrowings.

Our effective income tax rate for the first quarter was 28% compared to 23.3% last year.  The increase in our effective income tax rate reflects higher pre-tax income and the phase-out of certain tax benefits associated with export activities.

Income from continuing operations was $5,258 for the first quarter of fiscal 2006 compared to $2,513 in the prior year due to the factors discussed above.

Factors Which May Affect Future Results

Our operating results and financial position may be adversely affected or fluctuate on a quarterly basis as a result of general economic conditions, geo-political events, the commercial airline environment and other factors, including:  (1) declining demand for our products and services and the ability of certain of our customers to meet their financial obligations due to their precarious financial position; (2) relatively high fuel prices and its impact on our commercial customers’ financial position; (3) declining market values for aviation products and equipment; (4) difficulties in re-leasing or selling aircraft and engines that are currently being leased;  (5) inability of our Indianapolis airframe maintenance business to capture market share in the highly competitive airframe maintenance market; (6) lack of assurance that sales to the U.S. defense department, its agencies and its contractors (which were 33.7% of total sales in fiscal 2005), will continue at levels previously experienced, including the mix of products sold; (7) access to the debt and equity capital markets and the ability to draw down funds under financing agreements; (8) non-compliance with restrictive and financial covenants contained in certain of our loan agreements; (9) changes in or non-compliance with laws and regulations that may affect certain of our aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (10) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than us; (11) exposure to product liability and property claims that may be in excess of our substantial liability insurance coverage; and (12) the outcome of any pending or future material litigation or environmental proceedings.

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

At August 31, 2005, our liquidity and capital resources included cash of $24,411 and working capital of $296,128.  As of August 31, 2005, $9,966 of cash was restricted to support letters of credit.  At August 31, 2005, we had $50,000 available under our accounts receivable securitization program; no accounts receivable were securitized as of that date.  The amount available under this agreement is based on a formula of qualifying accounts receivable. At August 31, 2005, we had $28,786 available under our secured revolving credit facility; no amounts were outstanding as of that date.  The amount available under the revolving credit facility is also based on a formula of qualifying assets as well as outstanding letters of credit.  At August 31, 2005, we had $2,473 available under a foreign line of credit.  As of August 31, 2005, unrestricted cash and amounts available to us under our secured credit arrangement and accounts receivable securitization program totaled $95,704.

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

During the three-month period ended August 31, 2005, we used $21,698 of cash from operations primarily due to a cash investment in equipment on long-term lease of $22,750 to support a new supply chain program and a $23,893 increase to inventories reflecting investments made to support other supply chain programs and growth of our operations, partially offset by an increase in accounts payable of $17,515 reflecting increased inventory levels as well as net income and depreciation and amortization of $11,349.

During the three-month period ended August 31, 2005, our investing activities used $4,089 of cash principally reflecting capital expenditures of $4,695.

During the three-month period ended August 31, 2005, our financing activities used $128 of cash as a result of a reduction in borrowings of $11,540 which includes scheduled principal reductions as well as the $10,143 payoff of the note payable secured by a mortgage, offset by proceeds of $11,000 on the new note payable secured by a mortgage on our Wood Dale, Illinois building (see Note G).

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of August 31, 2005 is as follows:

	Payments Due by Period
							After
	Total	8/31/06	8/31/07	8/31/08	8/31/09	8/31/10	8/31/10
On Balance Sheet:
Debt	$201,487	$200	$200	$67,580	$200	$200	$133,107

Non-recourse Debt	28,613	1,843	1,958	2,077	2,206	20,529	—

Bank Borrowings	237	237	—	—	—	—	—

Off Balance Sheet:
Aviation Equipment Operating Leases	15,989	15,989	—	—	—	—	—

Garden City Operating Lease	31,442	1,397	1,432	1,467	1,504	1,542	24,100

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

PART I, ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes fluctuating interest rates under our credit agreements, foreign exchange rates and accounts receivable.  See Part I, Item 1 for a discussion on accounts receivable exposure.  During the three-month periods ended August 31, 2005 and 2004, we did not utilize derivative financial instruments to offset these risks.

At August 31, 2005, $28,786 was available under our secured revolving credit facility with Merrill Lynch Capital.  Interest on amounts borrowed under this credit facility is LIBOR based.  As of August 31, 2005, the outstanding balance under this agreement was $0.  A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three-month period ended August 31, 2005 would not have had a material impact on our financial position or results of operations.

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

PART I, ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) of the Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2005.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2005, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.    Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	October 5, 2005	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

4.	Instruments defining the rights of security holders	4.13	Loan Agreement dated July 15, 2005 between Registrant’s Subsidiary, AAR Wood Dale LLC and Principal Commercial Funding, LLC.(1)

10.	Material Contracts	10.22	Form of Performance Restricted Stock Agreement (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated October 5, 2005 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated October 5, 2005 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated October 5, 2005 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated October 5, 2005 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

Notes:

(1)                 Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated July 15, 2005.