Form 10-Q
period 2005-11-30
AAR CORP
filed 2006-01-06
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2005

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

As of December 31, 2005, there were 33,498,488 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended November 30, 2005
Table of Contents

Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Condensed Consolidated Statements of Comprehensive Income
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II – OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

Signature Page
Exhibit Index

PART I, ITEM 1 – FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2005 and May 31, 2005

(In thousands)

	November 30,	May 31,
	2005	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$13,805	$40,508
Restricted cash	9,276	9,830
Accounts receivable, less allowances of $6,919 and $5,863, respectively	120,728	127,121
Inventories	230,663	204,990
Equipment on or available for short-term lease	50,919	50,487
Deposits, prepaids and other	18,472	13,934
Deferred tax assets	27,672	27,672
Total current assets	471,535	474,542

Property, plant and equipment, net	72,665	71,474

Other assets:
Goodwill, net	44,392	44,416
Equipment on long-term lease	125,438	67,663
Investment in aircraft joint ventures	19,466	11,234
Other	65,285	62,901
	254,581	186,214
	$798,781	$732,230

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2005 and May 31, 2005

(In thousands)

	November 30,	May 31,
	2005	2005
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$16,539	$1,410
Current maturities of long-term debt	200	713
Current maturities of non-recourse long-term debt	1,871	1,622
Accounts payable	97,668	77,015
Accrued liabilities	83,336	79,265
Total current liabilities	199,614	160,025

Long-term debt, less current maturities	197,228	199,919
Non-recourse debt	26,291	27,240
Deferred tax liabilities	24,268	18,089
Other liabilities and deferred income	22,392	11,560
Retirement benefit obligation	654	653
	270,833	257,461

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 36,664 and 35,853 shares, respectively	36,664	35,853
Capital surplus	199,431	189,617
Retained earnings	175,364	162,229
Treasury stock, 3,572 and 3,267 shares at cost, respectively	(55,902)	(50,497)
Unearned restricted stock awards	(5,925)	(2,679)
Accumulated other comprehensive loss -
Cumulative translation adjustments	(3,316)	(1,797)
Minimum pension liability	(17,982)	(17,982)
	328,334	314,744
	$798,781	$732,230

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended November 30, 2005 and 2004

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Sales:
Sales from products	$179,817	$147,417	$345,379	$287,470
Sales from services	32,371	22,497	62,111	41,076
Sales from leasing	6,042	6,534	10,328	11,675
	218,230	176,448	417,818	340,221

Costs and operating expenses:
Cost of products	149,206	124,461	288,109	242,763
Cost of services	26,770	17,849	49,319	32,065
Cost of leasing	4,264	5,666	7,718	10,396
Selling, general and administrative and other	23,621	20,240	47,522	40,279
	203,861	168,216	392,668	325,503

Equity in earnings of aircraft joint ventures	593	8	798	8
Operating income	14,962	8,240	25,948	14,726
Gain on extinguishment of debt	—	—	—	995
Interest expense	(4,507)	(4,227)	(8,629)	(8,691)
Interest income	503	382	962	665
Income before provision for income taxes	10,958	4,395	18,281	7,695
Provision (benefit) for income taxes	3,082	(651)	5,147	136
Income from continuing operations	7,876	5,046	13,134	7,559

Discontinued operations:
Operating loss, net of tax	—	(207)	—	(434)
Net income	$7,876	$4,839	$13,134	$7,125

Earnings per share-basic:
Earnings from continuing operations	$0.24	$0.16	$0.40	$0.23
Loss from discontinued operations	—	(0.01)	—	(0.01)
Earnings per share - basic	$0.24	$0.15	$0.40	$0.22

Earnings per share-diluted:
Earnings from continuing operations	$0.22	$0.15	$0.37	$0.22
Loss from discontinued operations	—	(0.01)	—	(0.01)
Earnings per share - diluted	$0.22	$0.14	$0.37	$0.21

Weighted average common shares outstanding - basic	33,048	32,246	33,005	32,244
Weighted average common shares outstanding - diluted	37,137	36,412	37,073	36,311

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2005 and 2004

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,
	2005	2004
Cash flows from operating activities:
Net income	$13,134	$7,125
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	13,916	14,305
Deferred tax provision (benefit) - continuing operations	6,180	(2,062)
Changes in certain assets and liabilities:
Accounts receivable	5,081	(9)
Inventories	(30,013)	(5,604)
Equipment on or available for short-term lease	(2,197)	(201)
Equipment on long-term lease	(58,445)	3,016
Accounts payable	20,960	1,687
Accrued liabilities and taxes on income	1,495	(1,009)
Long-term liabilities	10,383	—
Other, primarily deposits and pension contributions	(3,810)	(8,677)
Net cash provided from (used in) operating activities	(23,316)	8,571

Cash flows from investing activities:
Property, plant and equipment expenditures	(8,806)	(6,700)
Proceeds from disposal of assets	14	7
Investment in leveraged leases	360	281
Other, primarily investment in aircraft joint ventures	(8,294)	(7,932)
Net cash used in investing activities	(16,726)	(14,344)

Cash flows from financing activities:
Proceeds from borrowings	27,303	—
Reduction in borrowings	(16,007)	(15,530)
Financing costs	(133)	(29)
Other	1,650	—
Net cash provided from (used in) financing activities	12,813	(15,559)

Effect of exchange rate changes on cash	(28)	(11)

Decrease in cash and cash equivalents	(27,257)	(21,343)
Cash and cash equivalents, beginning of period	50,338	41,010
Cash and cash equivalents, end of period	$23,081	$19,667

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2005 and 2004

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Net income	$7,876	$4,839	$13,134	$7,125

Other comprehensive income (loss) -
Foreign currency translation	(1,048)	3,046	(1,519)	2,192
Total comprehensive income	$6,828	$7,885	$11,615	$9,317

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2005

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2005 and the condensed consolidated results of operations and comprehensive income for the three- and six-month periods ended November 30, 2005 and 2004, and the condensed consolidated cash flows for the six-month periods ended November 30, 2005 and 2004.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B – Stock-Based Employee Compensation Plans

We have an employee stock option plan which we account for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost related to our stock option plan is reflected in net income, as each option granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  No stock options were granted during the three- and six-month periods ended November 30, 2005 other than reload options, which resulted from the exercise of original stock options granted in prior years.  Effective May 1, 2006, the reload provision will be eliminated from substantially all outstanding stock option arrangements.

Restricted stock awards are measured at grant date fair value and amortized to compensation cost over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 to the Company’s stock option plans.

		Three Months Ended		Six Months Ended
		November 30,		November 30,
		2005	2004	2005	2004
Net income as reported		$7,876	$4,839	$13,134	$7,125
Add: Stock-based compensation expense included in net income as reported, net of tax		407	82	840	144
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax		(1,384)	(700)	(2,755)	(1,379)
Pro forma net income		$6,899	$4,221	$11,219	$5,890

Earnings per share – basic:	As reported	$0.24	$0.15	$0.40	$0.22
	Pro forma	$0.21	$0.13	$0.34	$0.18
Earnings per share – diluted:	As reported	$0.22	$0.14	$0.37	$0.21
	Pro forma	$0.19	$0.12	$0.32	$0.18

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the six months ended November 30, 2005 and 2004:

	Six Months Ended
	November 30,
	2005	2004
Risk-free interest rate	3.8%	3.7%
Expected volatility of common stock	38.4%	66.3%
Dividend yield	0.0%	0.0%
Expected option term in years	1.0	4.0

Note C – Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer.  Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title and transfer of risk of loss.  Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer.  We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites.  Furthermore, the serviced units are typically shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain long-term manufacturing contracts and for certain large airframe maintenance contracts are recognized by the percentage of completion method, based on the relationship of costs incurred to date to estimated total costs under the respective contracts.

Certain supply chain management programs we provide our customers contain multiple elements or deliverables, such as program and warehouse management, parts distribution and maintenance and repair services.  We recognize revenue for each element or deliverable that can be identified as a separate unit of accounting at the time of delivery based upon the relative fair value of the products and services.  Lease revenues are recognized as earned.  Income from monthly or quarterly lease payments is recorded in the pertinent period according to the lease agreement.  However, for leases that provide variable rents, we recognize lease income on a straight-line basis.  In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month.  Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

Note D – Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2005	2005
Raw materials and parts	$54,918	$43,576
Work-in-process	31,112	30,528
Purchased aircraft, parts, engines and components held for sale	144,633	130,886
	$230,663	$204,990

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

In November 2005, we signed a similar supply chain services agreement with this same customer to support their fleet of CRJ 200 regional jets.  Under the terms of the agreement, we purchased from the customer approximately $21,900 of equipment to support the program.  The equipment was purchased with an initial cash payment of $16,750, with the remaining balance of approximately $5,150 due in installments in 2006 and 2009. As the customer’s fleet of CRJ 200/700/900 and ERJ 145 increases, we expect to invest an additional $6,000 in equipment to support these programs.

Note F – Supplemental Cash Flows Information

	Six Months Ended
	November 30,
	2005	2004
Interest paid	$6,669	$7,115
Income taxes paid	235	414
Income tax refunds received	1,137	1,135

Note G – Financing Arrangements

On July 15, 2005, we refinanced a mortgage loan with Principal Commercial Funding, LLC.  Proceeds from the new loan were $11,000 and the term of the financing is 10 years with a fixed rate of 5.01%.  Under the terms of the new loan, interest payments are due monthly with a balloon payment of $11,000 due August 1, 2015.  The new loan payable is secured by our Wood Dale, Illinois facility.  At November 30, 2005, the net book value of our Wood Dale, Illinois facility is $14,868.

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

In the third quarter of fiscal 2005, we adopted the provisions of Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-08”), which requires companies to account for contingently convertible debt using the “if converted” method set forth in SFAS No. 128, “Earnings Per Share,” for calculating diluted earnings per share.  Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.  For comparative purposes, diluted earnings per share information for all periods since the convertible debt securities were issued in February 2004 have been restated as required by EITF No. 04-08.

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Income from continuing operations	$7,876	$5,046	$13,134	$7,559
Loss from discontinued operations, net of tax	—	(207)	—	(434)
Net income	$7,876	$4,839	$13,134	$7,125

Basic shares:
Weighted average common shares outstanding	33,048	32,246	33,005	32,244

Earnings per share – basic:
Earnings from continuing operations	$0.24	$0.16	$0.40	$0.23
Loss from discontinued operations	—	(0.01)	—	(0.01)
Earnings per share - basic	$0.24	$0.15	$0.40	$0.22

Net income	$7,876	$4,839	$13,134	$7,125
Add: After-tax interest on convertible debt	306	306	612	618
Net income for diluted EPS calculation	$8,182	$5,145	$13,746	$7,743

Diluted shares:
Weighted average common shares outstanding	33,048	32,246	33,005	32,244
Additional shares from the assumed exercise of stock options	485	562	464	463
Additional shares from the assumed conversion of convertible debt	3,604	3,604	3,604	3,604
Weighted average common shares outstanding – diluted	37,137	36,412	37,073	36,311

Earnings per share – diluted:
Earnings from continuing operations	$0.22	$0.15	$0.37	$0.22
Loss from discontinued operations	—	(0.01)	—	(0.01)
Earnings per share - diluted	$0.22	$0.14	$0.37	$0.21

At November 30, 2005 and 2004, respectively, stock options to purchase 1.5 million and 3.1 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

Note I –Aircraft Joint Venture

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

Summarized financial information for this limited liability company is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Statement of operations information:
Sales	$10,846	$330	$20,426	$385
Income before provision for income taxes	1,330	48	1,870	80

	November 30,	May 31,
	2005	2005
Balance sheet information:
Assets	$78,676	$47,309
Debt	38,063	23,431
Members’ capital	38,932	21,885

During the first quarter of fiscal 2005, we also invested in a joint venture company with a different party.  The joint venture company owns an aircraft on lease to a foreign carrier.  This aircraft was subject to a note payable to a major financial institution that was guaranteed by AAR; during the third quarter of fiscal 2005, we paid the debt of $6,022 in full.  We consolidate the financial position and results of operations of this joint venture.  The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at November 30, 2005.

Note J – Aviation Equipment Operating Leases

From time to time we lease aviation equipment (engines and aircraft) from lessors under arrangements that are classified as operating leases.  We may also sublease the aviation equipment to a customer on a short- or long-term basis.  The terms of the operating leases in which we are the lessee are typically one year with options to renew annually at our election.  If we elect not to renew a lease or the lease term expires, we may purchase the equipment from the lessor at its scheduled purchase option price.  The terms of the lease agreements also allow us to purchase the equipment at any time during a lease at its scheduled purchase option price.  During the first quarter of fiscal 2006, we exercised our purchase option on two engines.  The acquisition price was $4,954 and the engines are reflected in Equipment on short-term lease on the November 30, 2005 Condensed Consolidated Balance Sheet.  The scheduled purchase option value of remaining leased equipment was $14,918 at November 30, 2005.

In those instances in which we anticipate that we will purchase aviation equipment and the scheduled purchase option price will exceed the fair value of such equipment, we record an accrual for loss.  The accrual for loss was $2,107 at November 30, 2005 and is related to the two engines acquired during the first quarter of fiscal 2006.  We have utilized certain assumptions when estimating future undiscounted cash flows, such as current and future lease rates, residual values and market conditions and trends impacting future demand.  Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future provisions for losses on aviation equipment under operating leases.

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

The write-down for engine and airframe parts was determined by comparing the carrying value for inventory parts that support older generation aircraft to their net realizable value.  In determining net realizable value, we estimated sales prices taking into consideration historical selling prices and demand, as well as anticipated demand.  The write-down for whole engines related to assets that are reported in the caption “Equipment on or available for short-term lease” was determined by comparing the carrying value for each engine to an estimate of its undiscounted future cash flows.  In those instances where there was a shortfall, the impairment was measured by comparing the carrying value to an estimate of the asset’s fair market value.  The loss accruals for engine operating leases were determined by comparing the scheduled purchase option prices to the estimated fair value of such equipment.  In those instances where the scheduled purchase option price exceeded the estimated fair value, an accrual for the estimated loss was recorded.

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

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by us during fiscal 2003 and fiscal 2002 are as follows:

	November 30,	May 31,	November 30,
	2005	2005	2001
Net impaired inventory and engines	$39,700	$43,200	$89,600

Proceeds from sales of impaired inventory and engines for the six-month period ended November 30, 2005 and the twelve-month period ended May 31, 2005 were $3,800 and $7,900, respectively.

Note L – Business Segment Information

We are a diversified provider of products and services to the global aviation/aerospace industry. We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.

Sales in the Aviation Supply Chain segment are derived from the sale of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft airframe parts.  Sales also include the sale and lease of commercial jet engines.  Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

Sales in the Maintenance, Repair and Overhaul segment are derived from aircraft maintenance and storage and the repair and overhaul of most commercial landing gear types.  Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

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

Sales in the Aircraft Sales and Leasing segment are derived from the sale and lease of commercial aircraft and technical and advisory services.  Cost of sales consists principally of the cost of product (aircraft), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment has been reclassified to conform with current year presentation and is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Sales:
Aviation Supply Chain	$107,993	$92,323	$215,104	$178,169
Maintenance, Repair and Overhaul	43,257	25,022	81,229	46,303
Structures and Systems	63,817	49,194	115,177	94,142
Aircraft Sales and Leasing	3,163	9,909	6,308	21,607
	$218,230	$176,448	$417,818	$340,221

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Gross profit:
Aviation Supply Chain	$22,576	$15,467	$42,286	$29,176
Maintenance, Repair and Overhaul	4,963	2,774	10,705	5,111
Structures and Systems	9,828	9,200	18,165	17,377
Aircraft Sales and Leasing	623	1,031	1,516	3,333
	$37,990	$28,472	$72,672	$54,997

PART I, ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

November 30, 2005

(In thousands)

General Overview

We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.

Sales in the Aviation Supply Chain segment are derived from the sale of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft airframe parts.  Sales also include the sale and lease of commercial jet engines.  Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

Sales in the Maintenance, Repair and Overhaul segment are derived from aircraft maintenance and storage and the repair and overhaul of most commercial landing gear types.  Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

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

Sales in the Aircraft Sales and Leasing segment are derived from the sale and lease of commercial aircraft and technical and advisory services.  Cost of sales consists principally of the cost of product (aircraft), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

The table below sets forth consolidated sales for our four business segments for the three- and six-month periods ended November 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Sales:
Aviation Supply Chain	$107,993	$92,323	$215,104	$178,169
Maintenance, Repair and Overhaul	43,257	25,022	81,229	46,303
Structures and Systems	63,817	49,194	115,177	94,142
Aircraft Sales and Leasing	3,163	9,909	6,308	21,607
	$218,230	$176,448	$417,818	$340,221

Published reports by both Boeing and Airbus project an increase in the world’s fleet of commercial aircraft. As more aircraft enter the system, demand for maintenance support will increase. Many major carriers in the U.S. are outsourcing more of their maintenance requirements to third parties as a way to reduce costs and improve their competitive position.  In addition, low-cost carriers continue to expand their presence around the world. Certain of these low-cost carriers are flying newer aircraft which will also result in increasing demand for maintenance in future years. We believe we are well positioned with our broad range of products and services as these trends continue to develop.

The current airline environment has been negatively impacted by historically high fuel costs. If fuel prices remain at these historically high levels, the industry may experience a reduction in capacity. Delta Air Lines and Northwest Airlines filed for bankruptcy protection and announced a reduction in aircraft servicing North America. At this time, we are unable to predict what impact, if any, fleet reductions would have on aircraft values, lease rates and demand for maintenance, repair and overhaul services.

Results of Operations

Three-Month Period Ended November 30, 2005

(as compared with the same period of the prior year)

Consolidated sales for the second quarter ended November 30, 2005 increased $41,782 or 23.7% over the second quarter of last year.  Sales increased in the Aviation Supply Chain; Maintenance, Repair and Overhaul and Structures and Systems segments with sales to commercial customers increasing 19.6% and sales to defense customers up 32.0% compared to the prior year.  The sales increase to commercial airline customers reflects new supply chain management programs, higher engine parts sales from existing program customers and increased airframe maintenance sales, primarily attributable to the commencement of operations at our Indianapolis-based maintenance facility.  Sales to defense customers increased as we continue to experience strong demand for performance-based logistics programs along with specialized mobility products.

Sales in the Aviation Supply Chain segment increased $15,670 or 17.0% over the prior year.  The sales increase reflects strong demand for engine and airframe parts from commercial customers due to improved sourcing and program execution as well as the implementation of new supply chain programs.  The increase in sales to defense customers was driven by continued strong demand for parts support from existing and new performance-based logistics programs.

In the Maintenance, Repair and Overhaul segment, sales increased $18,235 or 72.9% from the same quarter last year.  The increase is primarily attributable to sales at our Indianapolis-based maintenance facility, which commenced operations in January 2005, as well as increased sales at our Oklahoma City airframe maintenance facility.

In the Structures and Systems segment, sales increased $14,623 or 29.7% over the prior year.  The increase in sales was primarily due to increased sales of products supporting our defense customer’s deployment activities due to continued strong demand and new product development and increased demand for cargo systems.

In the Aircraft Sales and Leasing segment, sales decreased $6,746 or 68.1% compared with the prior year.  The decrease in sales is principally due to the fact that the majority of aircraft activity is conducted through unconsolidated joint ventures, whose revenues are not included in our consolidated net sales.  Our aircraft strategy post September 11, 2001 has been to participate in aircraft sales and leasing transactions principally through joint ventures.  During the second quarter, one of our joint ventures purchased five aircraft and sold one aircraft, bringing the total number of aircraft held in joint ventures to ten.  We also own seven aircraft outside of the joint ventures (see Note I of Notes to Condensed Consolidated Financial Statements).

Consolidated gross profit increased $9,518 or 33.4% over the prior year.  The increase in gross profit was attributable to the consolidated sales increase, as well as an improvement in the consolidated gross margin percentage to 17.4% from 16.1% in the prior year’s quarter.  The gross profit margin percentage increased primarily due to increased volumes in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments, partially offset by lower margins in our Structures and Systems segment due to the unfavorable mix of inventory sold.  In addition, during the second quarter of fiscal 2006, the gross profit margin in the Maintenance, Repair and Overhaul segment was adversely impacted by a three-week power interruption caused by Hurricane Wilma at our Miami-based landing gear facility, as well as a considerable ramp-up in training costs associated with the integration of approximately 225 new employees at our Indianapolis maintenance facility.  We estimate these items impacted second quarter gross profit by approximately $1,000.  The Miami landing gear facility was fully operational by the end of November, and we expect increased training costs to continue for the balance of the fiscal year.

Operating income increased $6,722 or 81.6% compared with the prior year due to increased gross profit, partially offset by an increase in selling, general and administrative expenses.  During the second quarter, our selling, general and administrative expenses increased $3,381 or 16.7% primarily due to increased resources to support our growth. As a percentage of sales, selling, general and administrative expenses declined from 11.5% to 10.8%. Net interest expense declined $159 or 4.1% due to lower overall outstanding borrowings.

Our effective income tax rate for the second quarter was 28.1% compared to a 14.8% income tax benefit recorded in the prior year.  In the second quarter of last year, we recorded a favorable federal income tax adjustment of $1,575 or $0.05 per diluted share related to an adjustment in the deferred tax asset valuation allowance.

Income from continuing operations was $7,876 for the second quarter of fiscal 2006 compared to $5,046 in the prior year due to the factors discussed above.

Six-Month Period Ended November 30, 2005

(as compared with the same period of the prior year)

Consolidated sales for the six-month period ended November 30, 2005 increased $77,597 or 22.8% over the prior year.  The increase in sales over the prior year was attributable to sales increases in the Aviation Supply Chain; Maintenance, Repair and Overhaul and Structures and Systems segments due to a 22.1% increase in sales to commercial airline customers and a 24.5% increase in sales to defense customers.  The increase in sales to commercial airline customers principally reflects improved demand for engine and airframe parts support due to increased passenger traffic, improved sourcing and program execution and the commencement of operations of the Indianapolis maintenance facility.  The increase in sales to defense customers was driven by continued strong demand for specialized mobility products and new supply chain management programs.

Sales in the Aviation Supply Chain segment increased $36,935 or 20.7% compared to the prior year.  The sales increase reflects increased sales of engine and airframe parts to commercial customers as well as an increase in sales to program customers using our supply chain management programs.  The increase in sales to defense customers was driven by continued strong demand for parts support from existing and new performance-based logistics programs.

In the Maintenance, Repair and Overhaul segment, sales increased $34,926 or 75.4% over the prior year.  The sales increase is attributable to the opening of our Indianapolis airframe maintenance facility which commenced operations in January 2005, as well as increased sales at our Oklahoma City airframe maintenance facility.

In the Structures and Systems segment, sales increased $21,035 or 22.3% over the prior year as we experienced increased sales at all of our business units within the segment.  The increase was primarily attributable to increased sales of products supporting our defense customer’s deployment activities due to continued strong demand and new product development and increased demand for cargo systems and composite structure products primarily due to successful sales and marketing efforts.

In the Aircraft Sales and Leasing segment, sales decreased $15,299 or 70.8% compared with the prior year.  The decrease in sales is principally due to the fact that the majority of aircraft activity is conducted through unconsolidated joint ventures, which excludes revenues from our consolidated net sales.  Our aircraft strategy post September 11 has been to participate in aircraft transactions principally through joint ventures.  During the second quarter, one of our joint ventures purchased five aircraft and sold one aircraft, bringing the total number of aircraft held in joint ventures to ten.  We also own seven aircraft outside of the joint ventures (see Note I of Notes to Condensed Consolidated Financial Statements).

Consolidated gross profit increased $17,675 or 32.1% over the prior year.  The increase in gross profit was attributable to the consolidated sales increase, as well as an improvement in the consolidated gross margin percentage to 17.4% from 16.2% in the prior year.  The gross profit margin percentage increased due to the favorable mix of inventories sold in the Aviation Supply Chain segment and increased volumes and operational efficiencies at many of our business units in the Aviation Supply Chain, Maintenance, Repair and Overhaul and Structures and Systems segments. During the second quarter of fiscal 2006, the gross profit margin in the Maintenance, Repair and Overhaul segment was impacted by the three-week power interruption, caused by Hurricane Wilma, at our Miami-based landing gear facility as well as a considerable ramp-up in training costs associated with the integration of approximately 225 new employees at our Indianapolis maintenance facility.  We estimate these items impacted second quarter gross profit by approximately $1,000.  The Miami landing gear facility was fully operational by the end of November, and we expect elevated training costs to continue for the balance of the fiscal year.

Operating income increased $11,222 or 76.2% compared with the prior year due to increased gross profit, partially offset by an increase in selling, general and administrative expenses.  During the six-month period ended November 30, 2005, our selling, general and administrative expenses increased $7,243 or 18.0% primarily due to increased resources to support our growth. As a percentage of sales, selling, general and administrative expenses declined slightly from 11.8% to 11.4%.  Net interest expense declined $359 or 4.5% due to lower overall outstanding borrowings.

Our effective income tax rate for the six-month period ended November 30, 2005 was 28.1% compared to 1.8% last year. In the second quarter of last year, we recorded a favorable federal income tax adjustment of $1,575 or $0.05 per diluted share related to an adjustment in the deferred tax asset valuation allowance.

Income from continuing operations was $13,134 compared to $7,559 in the prior year due to the factors discussed above.

Factors Which May Affect Future Results

Our operating results and financial position may be adversely affected or fluctuate on a quarterly basis as a result of general economic conditions, geo-political events, the commercial airline environment and other factors, including:  (1) declining demand for our products and services and the ability of certain of our airline customers to meet their financial obligations due to their precarious financial position; (2) relatively high fuel prices and its impact on our commercial customers’ financial position; (3) declining market values for aviation products and equipment; (4) difficulties in re-leasing or selling aircraft and engines that are currently being leased;  (5) inability of our Indianapolis airframe maintenance business to capture market share in the highly competitive airframe maintenance market; (6) lack of assurance that sales to the U.S. defense department, its agencies and its contractors (which were 33.7% of total sales in fiscal 2005), will continue at levels previously experienced, including the mix of products sold; (7) access to the debt and equity capital markets and the ability to draw down funds under financing agreements; (8) non-compliance with restrictive and financial covenants contained in certain of our loan agreements; (9) changes in or non-compliance with laws and regulations that may affect certain of our aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (10) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than we do; (11) exposure to product liability and property claims that may be in excess of our substantial liability insurance coverage; and (12) the outcome of any pending or future material litigation or environmental proceedings.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets.  In addition to these cash sources, our capital resources include secured credit arrangements, which include an accounts receivable securitization program and a secured revolving credit facility. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions, geo-political events, including the war on terrorism, and our operating performance.  Our ability to use our accounts receivable securitization program and revolving credit facility also may be negatively affected by these factors.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. We have a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

At November 30, 2005, our liquidity and capital resources included cash of $23,081 and working capital of $271,921.  As of November 30, 2005, $9,276 of cash was restricted to support letters of credit.  At November 30, 2005, we had an accounts receivable securitization program which supports the sale of up to $50,000 in qualifying accounts receivable.  The amount available under this agreement at any point in time is based on a formula of qualifying accounts receivable.  At November 30, 2005, $50,000 was available and $15,000 was outstanding under this program. At November 30, 2005, we had $28,786 available under our secured revolving credit facility, of which $15,000 was outstanding.  The amount available under the revolving credit facility is also based on a formula of qualifying assets as well as outstanding letters of credit.  At November 30, 2005, we had $1,108 available under a foreign line of credit.  As of November 30, 2005, unrestricted cash and amounts available to us under our secured credit arrangement and accounts receivable securitization program totaled $63,699.

We continually evaluate various financing arrangements, including the issuance of common stock or debt, on commercially reasonable terms that would allow us to improve our liquidity position and finance future growth.  Our ability to obtain additional financing is dependent upon a number of factors, including the geo-political environment, general economic conditions, airline industry conditions, our operating performance and market conditions in the public and private debt and equity markets.

During the six-month period ended November 30, 2005, we used $23,316 of cash from operations primarily due to a cash investment in equipment on long-term lease of $39,500 to support a new supply chain management program (see Note E of Notes to Condensed Consolidated Financial Statements) and a $30,013 increase to inventories reflecting investments made to support other supply chain management programs and the growth of our operations, partially offset by an increase in accounts payable of $20,960 reflecting increased inventory levels as well as net income and depreciation and amortization of $27,050.  Accounts and trade notes receivable decreased $5,081 as a result of the sale of $15,000 of accounts receivable under our accounts receivable securitization program, partially offset by increased receivables due to increased sales.

During the six-month period ended November 30, 2005, our investing activities used $16,726 of cash principally reflecting capital expenditures of $8,806 and investments made in aircraft joint ventures of $8,294.

During the six-month period ended November 30, 2005, our financing activities provided $12,813 of cash as a result of proceeds from borrowings on our secured revolving credit facility of $15,000 and $11,000 of proceeds on the new note payable secured by a mortgage on our Wood Dale, Illinois building (see Note G of Notes to Condensed Consolidated Financial Statements), offset by a reduction in borrowings of $16,007 which includes the $10,143 payoff of the note payable secured by a mortgage and the early retirement of 6.875% Notes due December 15, 2007 for $3,960, as well as scheduled principal reductions.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of November 30, 2005 is as follows:

	Payments Due by Period
							After
	Total	11/30/06	11/30/07	11/30/08	11/30/09	11/30/10	11/30/10
On Balance Sheet:
Debt	$197,428	$200	$200	$63,620	$200	$208	$133,000
Non-recourse Debt	28,162	1,871	1,986	2,110	22,195	—	—
Bank Borrowings	16,539	16,539	—	—	—	—	—

Off Balance Sheet:
Aviation Equipment Operating Leases	15,576	15,576	—	—	—	—	—
Garden City Operating Lease	31,095	1,405	1,440	1,476	1,513	1,551	23,710
Accounts Receivable Securitization Program	15,000	15,000	—	—	—	—	—

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

Revenue Recognition

Certain supply chain management programs we provide to our customers contain multiple elements or deliverables, such as program and warehouse management, parts distribution and maintenance and repair services.  We recognize revenue for each element or deliverable that can be identified as a separate unit of accounting at the time of delivery based upon the relative fair value of the products and services.  In connection with these programs, we are required to make certain judgements and estimates concerning the overall profitability of the program, and the relative fair value of each element of the arrangement.  Differences may occur between the judgements and estimates made by management and actual program results.

Equipment on or Available for Lease

The cost of assets under lease is original purchase price plus overhaul costs.  Depreciation is computed using the straight-line method over the estimated service life of the equipment, and maintenance costs are expensed as incurred.

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

New Accounting Standards

SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”) was issued in December 2004.  SFAS No. 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services.  It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services.  For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured based on the grant-date fair value of those instruments.  That cost will be recognized as compensation expense over the service period, which would normally be the vesting period.  On April 15, 2005, the Securities and Exchange Commission (SEC) adopted a rule that delays required stock option and other share plan expensing under SFAS No. 123(R).  Under the SEC’s rule, public companies will be required to implement SFAS No. 123(R) at the beginning of their first fiscal year that begins after June 15, 2005.  We will adopt the provisions of SFAS No. 123(R) in the first quarter of fiscal 2007, and anticipate that adoption of the standard will result in approximately $1,000 of pre-tax compensation expense in fiscal 2007 for current unvested stock options.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information available to the Company as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under this Item 2 under the heading “Factors Which May Affect Future Results”.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company’s control.  The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I, ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates and credit risk on accounts receivable.  See Part I, Item 1 for a discussion on accounts receivable exposure.  During the three- and six-month periods ended November 30, 2005 and 2004, we did not utilize derivative financial instruments to offset these risks.

At November 30, 2005, $28,786 was available under our secured revolving credit facility with Merrill Lynch Capital.  Interest on amounts borrowed under this credit facility is LIBOR based.  As of November 30, 2005, the outstanding balance under this agreement was $15,000.  A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three-month period ended November 30, 2005 would not have had a material impact on our financial position or results of operations.

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

PART I, ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) of the Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2005.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2005, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II, ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 19, 2005.  The following items were acted upon at the meeting.

1)              Election of two Class III directors to serve until the 2008 Annual Meeting of Stockholders.  Two directors were nominated and elected by the stockholders by the requisite vote.

Directors Nominated and Elected at the Meeting

	Votes	Votes
	For	Withheld
Ronald R. Fogleman	29,397,362	1,499,866
Ronald B. Woodard	29,624,774	1,272,724

Continuing Directors
Michael R. Boyce
James G. Brocksmith, Jr.
James E. Goodwin
David P. Storch
Marc J. Walfish

2)              Ratify appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending May 31, 2006.

Votes For	30,651,390
Votes Against	236,148
Abstained	9,960

3)              Amendment to the AAR CORP. Stock Benefit Plan to permit awards of restricted stock to non-employee directors.

Votes For	16,458,450
Votes Against	11,067,375
Abstained	27,300

PART II, ITEM 6 – EXHIBITS

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	January 6, 2006	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

10.	Material Contracts	10.17	Consulting Agreement dated October 19, 2005 between Ira A. Eichner and AAR CORP.(1)

		10.23	Form of Non-Employee Director Non-Qualified Stock Option Agreement (filed herewith).

31.	Rule 13a-14(a)/15(d)- 14(a) Certifications	31.1	Section 302 Certification dated January 6, 2006 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated January 6, 2006 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated January 6, 2006 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated January 6, 2006 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

Notes:

(1)                                  Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 24, 2005.