Form 10-Q
period 2006-02-28
AAR CORP
filed 2006-04-06
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2006

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of March 31, 2006, there were 36,461,146 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2006

PART I, ITEM 1 – FINANCIAL STATEMENTS

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2006 and May 31, 2005

(In thousands)

	February 28,	May 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$104,813	$40,508
Restricted cash	—	9,830
Accounts receivable, less allowances of $7,904 and $5,863, respectively	153,035	127,121
Inventories	238,819	204,990
Equipment on or available for short-term lease	53,191	50,487
Deposits, prepaids and other	15,345	13,934
Deferred tax assets	27,672	27,672
Total current assets	592,875	474,542

Property, plant and equipment, net	71,567	71,474

Other assets:
Goodwill, net	44,397	44,416
Equipment on long-term lease	140,420	67,663
Investment in joint ventures	27,781	11,234
Other	61,111	62,901
	273,709	186,214
	$938,151	$732,230

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

	February 28,	May 31,
	2006	2005
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$—	$1,410
Current maturities of long-term debt	200	713
Current maturities of non-recourse long-term debt	1,899	1,622
Accounts payable	91,960	77,015
Accrued liabilities	83,042	79,265
Total current liabilities	177,101	160,025

Long-term debt, less current maturities	296,534	199,919
Non-recourse debt	25,805	27,240
Deferred tax liabilities	20,718	18,089
Other liabilities and deferred income	24,140	11,560
Retirement benefit obligation	654	653
	367,851	257,461

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 40,426 and 35,853 shares, respectively	40,426	35,853
Capital surplus	265,034	189,617
Retained earnings	184,493	162,229
Treasury stock, 4,078 and 3,267 shares at cost, respectively	(68,100)	(50,497)
Unearned restricted stock awards	(7,727)	(2,679)
Accumulated other comprehensive loss
Cumulative translation adjustments	(2,945)	(1,797)
Minimum pension liability	(17,982)	(17,982)
	393,199	314,744
	$938,151	$732,230

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 28, 2006 and 2005

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Sales:
Sales from products	$185,473	$168,474	$530,852	$455,944
Sales from services	33,372	23,747	95,483	64,823
Sales from leasing	7,141	5,480	17,469	17,155
	225,986	197,701	643,804	537,922
Costs and operating expenses:
Cost of products	149,869	143,734	437,977	386,504
Cost of services	28,354	18,019	77,674	50,085
Cost of leasing	4,304	5,213	12,022	15,601
Selling, general and administrative and other	25,795	21,182	73,317	61,460
	208,322	188,148	600,990	513,650
Equity in earnings of joint ventures	262	198	1,060	206
Operating income	17,926	9,751	43,874	24,478
Gain (loss) on extinguishment of debt	(3,893)	—	(3,893)	995
Interest expense	(4,804)	(4,163)	(13,433)	(12,855)
Interest income	849	438	1,811	1,103
Income before provision for income taxes	10,078	6,026	28,359	13,721
Provision for income taxes	948	841	6,095	977
Income from continuing operations	9,130	5,185	22,264	12,744
Discontinued operations:
Operating loss, net of tax	—	(364)	—	(798)
Loss on disposal, net of tax	—	(2,226)	—	(2,226)
Loss from discontinued operations	—	(2,590)	—	(3,024)
Net income	$9,130	$2,595	$22,264	$9,720
Earnings per share-basic:
Earnings from continuing operations	$0.27	$0.16	$0.68	$0.39
Loss from discontinued operations	—	(0.08)	—	(0.09)
Earnings per share - basic	$0.27	$0.08	$0.68	$0.30
Earnings per share-diluted:
Earnings from continuing operations	$0.24	$0.15	$0.62	$0.37
Loss from discontinued operations	—	(0.07)	—	(0.08)
Earnings per share - diluted	$0.24	$0.08	$0.62	$0.29
Weighted average common shares outstanding - basic	33,709	32,258	32,723	32,249
Weighted average common shares outstanding - diluted	39,150	36,417	37,397	36,334

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2006 and 2005

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended
	February 28,
	2006	2005
Cash flows from operating activities:
Net income	$22,264	$9,720
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	21,556	22,033
Deferred tax provision (benefit) - continuing operations	6,578	(596)
Loss on disposal of business, net of tax	—	2,226
Changes in certain assets and liabilities:
Accounts receivable	(26,980)	(10,229)
Inventories	(37,618)	(5,479)
Equipment on or available for short-term lease	(1,851)	1,489
Equipment on long-term lease	(72,990)	17,510
Accounts payable	15,183	7,009
Accrued liabilities and taxes on income	697	(5,135)
Long-term liabilities	10,383	—
Other, primarily deposits and pension contributions	703	(10,519)
Net cash provided from (used in) operating activities	(62,075)	28,029

Cash flows from investing activities:
Property, plant and equipment expenditures	(11,812)	(9,463)
Proceeds from disposal of assets	24	7
Proceeds from sale of business	—	7,700
Investment in leveraged leases	275	205
Other, primarily investment in aircraft joint ventures	(16,076)	(11,657)
Net cash used in investing activities	(27,589)	(13,208)

Cash flows from financing activities:
Proceeds from borrowings	161,000	—
Reduction in borrowings	(16,782)	(23,706)
Financing costs	(5,166)	(34)
Other, primarily stock option exercises	5,124	2
Net cash provided from (used in) financing activities	144,176	(23,738)

Effect of exchange rate changes on cash	(37)	(2)

Increase (decrease) in cash and cash equivalents	54,475	(8,919)
Cash and cash equivalents, beginning of period	50,338	41,010
Cash and cash equivalents, end of period	$104,813	$32,091

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 28, 2006 and 2005

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Net income	$9,130	$2,595	$22,264	$9,720

Other comprehensive income (loss) - Foreign currency translation	371	(58)	(1,148)	2,134

Total comprehensive income	$9,501	$2,537	$21,116	$11,854

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2006

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of May 31, 2005 has been derived from audited financial statements. To prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest annual report on Form 10-K. Certain amounts in the prior years’ condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2006, and the condensed consolidated results of operations and comprehensive income for the three- and nine-month periods ended February 28, 2006 and 2005, and the condensed consolidated cash flows for the nine-month periods ended February 28, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note B – Income Taxes

During the third quarter of fiscal 2006, upon completion of our fiscal 2005 Federal income tax return, we determined that the Company qualified for additional tax benefits of $1,606 related to higher than estimated margin on fiscal 2005 export activities. Similarly, we recorded a $496 benefit during the third quarter of last year which primarily related to additional tax benefits from fiscal 2004 export activities.

Note C – Stock-Based Employee Compensation Plans

We have an employee stock option plan which we account for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost related to our stock option plan is reflected in net income, as each option granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the three- and nine-month periods ended February 28, 2006 other than reload options, which resulted from the exercise of original stock options granted in prior years. Effective May 1, 2006, the reload provision will be eliminated from substantially all outstanding stock option arrangements.

Restricted stock awards are measured at grant date fair value and amortized to compensation cost over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 to the Company’s stock option plans.

		Three Months Ended		Nine Months Ended
		February 28,		February 28,
		2006	2005	2006	2005
Net income as reported		$9,130	$2,595	$22,264	$9,720
Add: Stock-based compensation expense included in net income as reported, net of tax		677	82	1,517	226
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax		(2,151)	(704)	(4,842)	(2,091)
Pro forma net income		$7,656	$1,973	$18,939	$7,855
Earnings per share – basic:	As reported	$0.27	$0.08	$0.68	$0.30
	Pro forma	$0.23	$0.06	$0.58	$0.24
Earnings per share – diluted:	As reported	$0.24	$0.08	$0.62	$0.29
	Pro forma	$0.20	$0.06	$0.53	$0.24

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the nine months ended February 28, 2006 and 2005:

	Nine Months Ended
	February 28,
	2006	2005
Risk-free interest rate	4.2%	3.7%
Expected volatility of common stock	37.8%	66.0%
Dividend yield	0.0%	0.0%
Expected option term in years	1.0	4.0

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

Note E – Inventory

The summary of inventories is as follows:

	February 28,	May 31,
	2006	2005
Raw materials and parts	$57,461	$43,576
Work-in-process	29,817	30,528
Purchased aircraft, parts, engines and components held for sale	151,541	130,886
	$238,819	$204,990

Note F – Equipment on Long-Term Lease

                                                In August 2005, we entered into a ten-year agreement with a customer to provide supply chain services for their fleet of CRJ 700/900 and ERJ 145 regional jets. As part of the agreement, we purchased from the customer approximately $36,500 of equipment to support the program. The equipment was purchased with an initial cash payment of $22,750, with the remaining balance of approximately $13,750 due in installments in August 2006, 2007 and 2008. The equipment is included in equipment on long-term lease on the condensed consolidated balance sheet and is being depreciated on a straight-line basis over 10 years to a 30% residual value. The current portion of the deferred payments is included in accounts payable and the long-term portion is included in other liabilities and deferred income on the condensed consolidated balance sheet.

                                                In November 2005, we signed a similar supply chain services agreement with this same customer to support their fleet of CRJ 200 regional jets. Under the terms of the agreement, we purchased from the customer approximately $21,900 of equipment to support the program. The equipment was purchased with an initial cash payment of $16,750, with the remaining balance of approximately $5,150 due in installments in November 2006 and 2009. As the customer’s fleet of CRJ 200/700/900 and ERJ 145 increases, we expect to invest an additional $6,000 in equipment to support these programs.

Note G – Supplemental Cash Flows Information

	Nine Months Ended
	February 28,
	2006	2005
Interest paid	$13,231	$13,323
Income taxes paid	556	440
Income tax refunds received	1,137	1,071

During the three-month period ended February 28, 2006, we acquired $50,645 aggregate principal amount of our 2.875% Convertible Senior Notes due 2024, or approximately 76% of the previously outstanding principal amount, in exchange for an aggregate 2,724 newly issued shares of common stock, in privately negotiated transactions exempt from the registration requirements under the Securities Act of 1933, as amended. The number of shares issued was equivalent to the number into which the notes were convertible under the original terms of the notes. We recorded a $3,893 pre-tax expense on the exchange of the notes into stock in advance of the call date of the notes; this expense was comprised of interest that the note holders would otherwise have been entitled to as well as an incentive payment for the exchange. As a result of these transactions, our long-term debt decreased by $50,645 and stockholders’ equity increased by $46,600. The 2,724 newly issued shares did not impact diluted earnings per share because the equivalent shares are already included in the diluted earnings per share calculation.

As of February 28, 2006, the outstanding balance of the 2.875% Convertible Senior Notes due 2024 was $16,355 and as of March 15, 2006, these notes can be converted into shares of common stock at the option of the note holder.

Note H – Financing Arrangements

On February 1, 2006, we completed the sale of $150,000 principal amount of convertible senior notes. The notes are due on February 1, 2026 unless earlier redeemed, repurchased or converted, and bear interest at 1.75% payable semiannually on February 1 and August 1, beginning August 1, 2006.

A holder may convert the notes into shares of common stock based on a conversion rate of 33.9789 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $29.43 per share, under the following circumstances: (i) during any calendar quarter beginning after March 31, 2006 (and only during such calendar quarter), if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion price per share of common stock on the last day of such preceding calendar quarter; (ii) during the five business day period after any five consecutive trading day period in which the “trading price” per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) upon a redemption notice; (iv) if a designated event or similar change of control transaction occurs; (v) upon specified corporate transactions; or (vi) during the ten trading day period ending at the close of business on the business day immediately preceding the stated maturity date on the notes. Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of common stock, at our option, in an amount per note equal to the applicable conversion note multiplied by the applicable stock price.

We may redeem for cash all or a portion of the notes at any time on or after February 6, 2013 at specified redemption prices. Holders of the notes have the right to purchase for cash all or any portion of the notes on February 1, 2013, 2016 and 2021 at a price equal to 100% of the principal amount of the notes plus accrued interest and unpaid interest, if any, to the purchase date.

The notes are senior, unsecured obligations and rank equal in right of payment with all other unsecured and unsubordinated indebtedness. Costs associated with this transaction of approximately $4,875 are being amortized over a seven-year period.

Net proceeds from this transaction were $145,125 and were used in part to repurchase $25,000 of accounts receivable which had been sold under our accounts receivable securitization facility, to repay $25,000 outstanding under our secured revolving credit facility and to purchase for $11,232 aviation equipment which was subject to an operating lease.

During the third quarter of fiscal 2005, we sold an interest in certain aircraft to a customer (“purchaser”) for $15,000 cash proceeds. The cash proceeds approximated the net book value of the aircraft. The purchaser borrowed $12,000 from a third party lender to finance the purchase. We agreed to unconditionally guarantee to the lender the purchaser’s payment of principal and interest when due under the loan up to an amount not to exceed $11,250. On March 7, 2006, we were unconditionally released from our obligations under the guaranty.

On July 15, 2005, we refinanced a mortgage loan with Principal Commercial Funding, LLC. Proceeds from the new loan were $11,000 and the term of the financing is 10 years with a fixed rate of 5.01%. Under the terms of the new loan, interest payments are due monthly with a balloon payment of $11,000 due August 1, 2015. The new loan payable is secured by our Wood Dale, Illinois facility. At February 28, 2006, the net book value of our Wood Dale, Illinois facility is $14,972.

Note I – Earnings per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of restricted stock awards and shares issued upon conversion of convertible debt.

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Income from continuing operations	$9,130	$5,185	$22,264	$12,744
Loss from discontinued operations, net of tax	—	(2,590)	—	(3,024)
Net income	$9,130	$2,595	$22,264	$9,720

Basic shares:
Weighted average common shares outstanding	33,709	32,258	32,723	32,249

Earnings per share – basic:
Earnings from continuing operations	$0.27	$0.16	$0.68	$0.39
Loss from discontinued operations	—	(0.08)	—	(0.09)
Earnings per share - basic	$0.27	$0.08	$0.68	$0.30

Net income	$9,130	$2,595	$22,264	$9,720
Add: After-tax interest on convertible debt	358	306	969	924
Net income for diluted EPS calculation	$9,488	$2,901	$23,233	$10,644

Diluted shares:
Weighted average common shares outstanding	33,709	32,258	32,723	32,249
Additional shares from the assumed exercise of stock options	696	555	468	481
Additional shares from the assumed vesting of restricted stock	458	—	374	—
Additional shares from the assumed conversion of convertible debt	4,287	3,604	3,832	3,604
Weighted average common shares outstanding – diluted	39,150	36,417	37,397	36,334

Earnings per share – diluted:
Earnings from continuing operations	$0.24	$0.15	$0.62	$0.37
Loss from discontinued operations	—	(0.07)	—	(0.08)
Earnings per share - diluted	$0.24	$0.08	$0.62	$0.29

At February 28, 2006 and 2005, respectively, stock options to purchase 1.3 million and 3.1 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

Note J –Aircraft Joint Ventures

We have invested in limited liability companies which are accounted for under the equity method of accounting. Our membership interest in these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft. Aircraft that are acquired by the companies are purchased with cash contributions by the members of the companies, and the proceeds of debt financing which is non-recourse to the members of the companies. The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Statement of operations information:
Sales	$3,146	$895	$23,572	$1,280
Income before provision for income taxes	633	152	2,503	709

	February 28,	May 31,
	2006	2005
Balance sheet information:
Assets	$118,312	$47,309
Debt	61,371	23,431
Members’ capital	54,156	21,885

We also have an investment in a joint venture company which we consolidate. The joint venture company owns an aircraft on lease to a foreign carrier. This aircraft was subject to a note payable to a major financial institution that was guaranteed by AAR. During the third quarter of fiscal 2005, we paid the debt of $6,022 in full. We consolidate the financial position and results of operations of this joint venture because we are the primary beneficiary of the joint venture. The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at February 28, 2006.

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

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by us during fiscal 2003 and fiscal 2002 are as follows:

	February 28,	May 31,	November 30,
	2006	2005	2001
Net impaired inventory and engines	$37,700	$43,200	$89,600

Proceeds from sales of impaired inventory and engines for the nine-month period ended February 28, 2006 and the twelve-month period ended May 31, 2005 were $5,500 and $7,900, respectively.

Note L – Business Segment Information

We are a diversified provider of products and services to the global aviation/aerospace industry. We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.

Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft airframe parts. We also provide customized inventory supply and management programs for engine and airframe parts and components. Sales also include the sale and lease of commercial jet engines. Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance and storage and the repair and overhaul of most commercial landing gear types. Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

Sales in the Structures and Systems segment are derived from the manufacture and sale of containers, pallets and shelters used to support the U.S. military’s tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military applications and composite products for aerospace and industrial use. Sales in this segment are also derived from the repair, overhaul and sale of parts for industrial gas and steam turbine operators and certain military engines. Cost of sales consists principally of the cost of product, direct labor and overhead.

Sales in the Aircraft Sales and Leasing segment are derived from the sale and lease of commercial aircraft and technical and advisory services. Cost of sales consists principally of the cost of product (aircraft), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

The accounting policies for the segments are the same as those described in Note 1 of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended May 31, 2005. Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure. The expenses and assets related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around differences in products and services. All prior period segment information has been restated to conform with the current composition of the Company’s reportable segments, which was adopted effective May 31, 2005.

Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment has been reclassified to conform with the current period presentation and is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Sales:
Aviation Supply Chain	$117,170	$96,472	$332,274	$274,641
Maintenance, Repair and Overhaul	43,591	28,949	124,820	75,252
Structures and Systems	61,864	53,272	177,041	147,414
Aircraft Sales and Leasing	3,361	19,008	9,669	40,615
	$225,986	$197,701	$643,804	$537,922

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Gross profit:
Aviation Supply Chain	$27,776	$16,993	$70,062	$46,169
Maintenance, Repair and Overhaul	6,008	4,139	16,713	9,250
Structures and Systems	8,604	9,513	26,769	26,890
Aircraft Sales and Leasing	1,071	90	2,587	3,423
	$43,459	$30,735	$116,131	$85,732

PART I, ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AAR CORP. and Subsidiaries

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

February 28, 2006

(In thousands)

General Overview

We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.

Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft airframe parts. We also provide customized inventory supply and management programs for engine and airframe parts and components. Sales also include the sale and lease of commercial jet engines. Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance and storage and the repair and overhaul of most commercial landing gear types. Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

Sales in the Structures and Systems segment are derived from the manufacture and sale of containers, pallets and shelters used to support the U.S. military’s tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military applications and composite products for aerospace and industrial use. Sales in this segment are also derived from the repair, overhaul and sale of parts for industrial gas and steam turbine operators and certain military engines. Cost of sales consists principally of the cost of product, direct labor and overhead.

Sales in the Aircraft Sales and Leasing segment are derived from the sale and lease of commercial aircraft and technical and advisory services. Cost of sales consists principally of the cost of product (aircraft), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

The table below sets forth consolidated sales and gross profit for our four business segments for the three- and nine-month periods ended February 28, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Sales:
Aviation Supply Chain	$117,170	$96,472	$332,274	$274,641
Maintenance, Repair and Overhaul	43,591	28,949	124,820	75,252
Structures and Systems	61,864	53,272	177,041	147,414
Aircraft Sales and Leasing	3,361	19,008	9,669	40,615
	$225,986	$197,701	$643,804	$537,922

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Gross profit:
Aviation Supply Chain	$27,776	$16,993	$70,062	$46,169
Maintenance, Repair and Overhaul	6,008	4,139	16,713	9,250
Structures and Systems	8,604	9,513	26,769	26,890
Aircraft Sales and Leasing	1,071	90	2,587	3,423
	$43,459	$30,735	$116,131	$85,732

Published reports by both Boeing and Airbus project an increase in the world’s fleet of commercial aircraft. As more aircraft enter the system, demand for maintenance support is expected to increase. Many major carriers in the U.S. are outsourcing more of their maintenance requirements to third parties as a way to reduce costs and improve their competitive position. In addition, low-cost carriers continue to expand their presence around the world. Certain of these low-cost carriers are flying newer aircraft which will also result in increasing demand for maintenance in future years. We believe we are well positioned with our broad range of products and services if these trends continue to develop.

The airline environment continues to be negatively impacted by historically high fuel costs. If fuel prices remain at these historically high levels, the industry may experience a reduction in capacity. Delta Air Lines and Northwest Airlines filed for bankruptcy protection and announced a reduction in aircraft servicing North America. At this time, we are unable to predict what impact, if any, fleet reductions would have on aircraft values, lease rates and demand for parts support and maintenance, repair and overhaul services.

Results of Operations

Three-Month Period Ended February 28, 2006

(as compared with the same period of the prior year)

Consolidated sales for the third quarter ended February 28, 2006 increased $28,285 or 14.3% over the third quarter of last year. Sales increased in the Aviation Supply Chain; Maintenance, Repair and Overhaul and Structures and Systems segments with sales to commercial customers increasing 11.0%

and sales to defense customers up 22.3% compared to the prior year. The sales increase to commercial airline customers reflects new supply chain management programs, higher engine parts sales from existing program customers and increased airframe maintenance sales, primarily attributable to the commencement of operations at our Indianapolis-based maintenance facility. Sales to defense customers increased as we continue to experience strong demand for performance-based logistics programs and specialized mobility products. Consolidated gross profit increased $12,724 or 41.4% over the prior year. The increase in gross profit was attributable to the consolidated sales increase, as well as an improvement in the consolidated gross margin percentage to 19.2% from 15.5% in the prior year’s quarter.

Sales in the Aviation Supply Chain segment increased $20,698 or 21.5% over the prior year’s quarter. The sales increase reflects strong demand for engine and airframe parts from commercial customers due to improved sourcing and program execution as well as the implementation of new supply chain programs. The increase in sales to defense customers was driven by continued strong demand for parts support from existing and new performance-based logistics programs. Gross profit in the Aviation Supply Chain segment increased $10,783 or 63.5% over the prior year primarily due to increased sales volume as well as an improvement in the gross profit margin percentage to 23.7% from 17.6% in the prior year. The improvement in the gross profit margin percentage was attributable to increased volume, effective purchasing and favorable mix of inventories sold.

In the Maintenance, Repair and Overhaul segment, sales increased $14,642 or 50.6% from the same quarter last year. The increase is primarily attributable to increased sales at our Indianapolis-based maintenance facility, which commenced operations in January 2005, as well as increased sales at our landing gear maintenance facility in Miami, Florida. Gross profit in the Maintenance, Repair and Overhaul segment increased $1,869 or 45.2% over the prior year, but the gross profit margin percentage declined slightly to 13.8% from 14.3% due primarily to start-up activities at our Indianapolis-based maintenance facility.

In the Structures and Systems segment, sales increased $8,592 or 16.1% over the prior year. The increase in sales was primarily due to increased sales of products supporting our defense customers’ deployment activities due to continued strong demand and new product development, as well as increased demand for cargo systems and composite structures. Gross profit in the Structures and Systems segment declined $909 or 9.6% compared to the prior year as the gross profit margin percentage decreased from 17.9% to 13.9% due to the unfavorable mix of inventories sold.

In the Aircraft Sales and Leasing segment, sales decreased $15,647 or 82.3% compared with the prior year. The decrease in sales is principally due to the fact that the majority of current period aircraft activity is conducted through unconsolidated joint ventures, whose revenues are not included in our consolidated net sales. Sales in the third quarter last year included the sale of the Company’s interest in certain aircraft for approximately $15 million at approximately book value. Our aircraft strategy post September 11, 2001 has been to participate in aircraft sales and leasing transactions principally through joint ventures. During the third quarter, our joint ventures purchased five aircraft bringing the total number of aircraft held in joint ventures to 15 (see Note J of Notes to Condensed Consolidated Financial Statements). We also own seven aircraft outside of the joint ventures. Of the seven aircraft owned by us outside the aircraft joint ventures, six were acquired prior to September 11, 2001. Current lease rates for aircraft are generally less than pre-September 11 levels. We may consider disposing of these aircraft if the aircraft sales environment improves. Gross profit in the Aircraft Sales and Leasing segment increased $981 over the prior year principally due to higher margins on aircraft leases.

Operating income increased $8,175 or 83.8% compared with the prior year’s quarter due to increased gross profit, partially offset by an increase in selling, general and administrative expenses. During the third quarter, our selling, general and administrative expenses increased $4,613 or 21.8% over the prior year primarily due to increased resources to support our growth. Net interest expense increased $230 or 6.2% primarily due to an increase in average borrowings outstanding during the period.

During the three-month period ended February 28, 2006, we acquired $50,645 aggregate principal amount of our 2.875% Convertible Senior Notes due 2024, or approximately 76% of the previously outstanding principal amount, in exchange for an aggregate 2,724 newly issued shares of common stock, in privately negotiated transactions exempt from the registration requirements under the Securities Act of 1933, as amended. The number of shares issued was equivalent to the number into which the notes were convertible under the original terms of the notes. We recorded a $3,893 pre-tax expense on the exchange of the notes into stock in advance of the call date which was comprised of interest that the note holders would otherwise have been entitled to as well as an incentive.

During the third quarter of fiscal 2006, upon completion of our fiscal 2005 Federal income tax return, we determined that the Company qualified for additional tax benefits of $1,606 related to higher than estimated margin on fiscal 2005 export activities. Similarly, we recorded a $496 benefit during the third quarter of last year which primarily related to additional tax benefits from fiscal 2004 export activities. Our effective income tax rate for the third quarter was 9.4% compared to 14.0% in the prior year primarily as a result of the larger fiscal 2006 third-quarter benefit.

Income from continuing operations was $9,130 for the third quarter of fiscal 2006 compared to $5,185 in the prior year due to the factors discussed above.

During the third quarter of fiscal 2005, we sold our engine component repair business which is classified as discontinued operations in the condensed consolidated Statement of Operations. During the third quarter of fiscal 2005, the loss from discontinued operations was $2,590 or $0.07 per diluted share and is comprised of the operating loss, net of tax, of $364 and the loss on disposal, net of tax, of $2,226.

Nine-Month Period Ended February 28, 2006

(as compared with the same period of the prior year)

Consolidated sales for the nine-month period ended February 28, 2006 increased $105,882 or 19.7% over the prior year. The increase in sales over the prior year was attributable to sales increases in the Aviation Supply Chain; Maintenance, Repair and Overhaul and Structures and Systems segments due to a 18.1% increase in sales to commercial airline customers and a 23.7% increase in sales to defense customers. The increase in sales to commercial airline customers principally reflects improved demand for engine and airframe parts support due to increased passenger traffic, improved sourcing and program execution and the commencement of operations of the Indianapolis maintenance facility. The increase in sales to defense customers was driven by continued strong demand for specialized mobility products and new performance-based logistics programs. Consolidated gross profit increased $30,399 or 35.5% over the prior year. The increase in gross profit was attributable to the consolidated sales increase, as well as an improvement in the consolidated gross margin percentage to 18.0% from 15.9% in the prior year.

Sales in the Aviation Supply Chain segment increased $57,633 or 21.0% compared to the prior year. The sales increase reflects increased sales of engine and airframe parts to commercial customers as well as an increase in sales to program customers using our supply chain management programs. The increase in sales to defense customers was driven by continued strong demand for parts support from existing and new performance-based logistics programs. Gross profit in the Aviation Supply Chain segment increased $23,893 or 51.8% over the prior year primarily due to increased sales volume as well as an improvement in the gross profit margin percentage to 21.1% from 16.8% in the prior year. The improvement in the gross profit margin percentage was attributable to effective purchasing and favorable mix of inventories sold.

In the Maintenance, Repair and Overhaul segment, sales increased $49,568 or 65.9% over the prior year. The sales increase is attributable to the opening of our Indianapolis airframe maintenance facility which commenced operations in January 2005, as well as increased sales at our Oklahoma City airframe maintenance facility. Gross profit in the Maintenance, Repair and Overhaul segment increased $7,463 or 80.7% over the prior year and the gross profit margin percentage improved from 12.3% to 13.4% primarily due to improvements at our Oklahoma City-based airframe maintenance facility.

In the Structures and Systems segment, sales increased $29,627 or 20.1% over the prior year as we experienced increased sales at all of our business units within the segment. The increase was primarily attributable to increased sales of products supporting our defense customers’ deployment activities due to continued strong demand and new product development, and increased demand for cargo systems and composite structure products primarily due to successful sales and marketing efforts. Gross profit in the Structures and Systems segment declined $121 or 0.4% compared to the prior year as the gross profit margin percentage decreased from 18.2% to 15.1% primarily due to the unfavorable mix of inventories sold.

In the Aircraft Sales and Leasing segment, sales decreased $30,946 or 76.2% compared with the prior year. The decrease in sales is principally due to the fact that the majority of current period aircraft activity is conducted through unconsolidated joint ventures, which excludes revenues from our consolidated net sales. Our aircraft strategy post September 11 has been to participate in aircraft transactions principally through joint ventures. During the third quarter, our joint ventures purchased five aircraft bringing the total number of aircraft held in joint ventures to 15 (see Note J of Notes to Condensed Consolidated Financial Statements). We also own seven aircraft outside of the joint ventures. Of the seven aircraft owned by us outside the aircraft joint ventures, six were acquired prior to September 11, 2001. Current lease rates for aircraft are generally less than pre-September 11 levels. We may consider disposing of these aircraft if the aircraft sales environment improves. Gross profit in the Aircraft Sales and Leasing segment decreased $836 or 24.4% compared to the prior year.

Operating income increased $19,396 or 79.2% compared with the prior year due to increased gross profit, partially offset by an increase in selling, general and administrative expenses. During the nine-month period ended February 28, 2006, our selling, general and administrative expenses increased $11,857 or 19.3% primarily due to increased resources to support our growth. Net interest expense declined $130 compared to the prior year.

During the third quarter of fiscal 2006, we acquired $50,645 aggregate principal amount of our 2.875% Convertible Senior Notes due 2024, or approximately 76% of the previously outstanding principal amount, in exchange for an aggregate 2,724 newly issued shares of common stock, in privately negotiated transactions exempt from the registration requirements under the Securities Act of 1933, as amended. The number of shares issued was equivalent to the number into which the notes were convertible under the original terms of the notes. We recorded a $3,893 pre-tax expense on the exchange of the notes into stock in advance of the call date which was comprised of interest that the note holders would otherwise have been entitled to as well as an incentive. During the first quarter of fiscal 2005, we recorded a $995 net gain on the early retirement of debt.

During the third quarter of fiscal 2006, upon completion of our fiscal 2005 Federal income tax return, we determined that the Company qualified for additional tax benefits of $1,606 related to higher than estimated margin on fiscal 2005 export activities. Similarly, we recorded a $496 benefit during the third quarter of last year which primarily related to additional tax benefits from fiscal 2004 export activities.

Our effective income tax rate for the nine-months ended February 28, 2006 was 21.5% compared to 7.1% in the prior year.

Income from continuing operations was $22,264 compared to $12,744 in the prior year due to the factors discussed above.

During the third quarter of fiscal 2005, we sold our engine component repair business which is classified as discontinued operations in the condensed consolidated Statement of Operations. During the nine-months ended February 28, 2005, the loss from discontinued operations was $3,024 or $0.08 per diluted share and is comprised of the operating loss, net of tax, of $798 and the loss on disposal, net of tax, of $2,226.

Factors Which May Affect Future Results

Our operating results and financial position may be adversely affected or fluctuate on a quarterly basis as a result of general economic conditions, geo-political events, the commercial airline environment and other factors, including:  (1) declining demand for our products and services and the ability of certain of our airline customers to meet their financial obligations due to their precarious financial position; (2) relatively high fuel prices and its impact on our commercial customers’ financial position; (3) declining market values for aviation products and equipment; (4) difficulties in re-leasing or selling aircraft and engines that are currently being leased;  (5) inability of our Indianapolis airframe maintenance business to capture market share in the highly competitive airframe maintenance market; (6) lack of assurance that sales to the U.S. defense department, its agencies and its contractors (which were 33.7% of total sales in fiscal 2005), will continue at levels previously experienced, including the mix of products sold; (7) access to the debt and equity capital markets and the ability to draw down funds under financing agreements; (8) non-compliance with restrictive and financial covenants contained in certain of our loan agreements; (9) changes in or non-compliance with laws and regulations that may affect certain of our aviation related activities that are subject to licensing, certification and other regulatory requirements imposed by the FAA and other regulatory agencies, both domestic and foreign; (10) competition from other companies, including original equipment manufacturers, some of which have greater financial resources than we do; (11) exposure to product liability and property claims that may be in excess of our substantial liability insurance coverage; (12) the outcome of any pending or future material litigation or environmental proceedings; (13) inability to effectively integrate acquisitions; (14) expansion into international markets which may increase credit and other risks; (15) skilled labor shortage; and (16) cost overruns and losses on fixed-price contracts.

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

At February 28, 2006, our liquidity and capital resources included cash of $104,813 and working capital of $415,774. At February 28, 2006 we had $50,000 available under our accounts receivable securitization program; no accounts receivable were sold under this program as of that date. The amount available under this agreement is based on a formula of qualifying accounts receivable. At February 28, 2006, we had $28,786 available under our secured revolving credit facility; no amounts were outstanding as of this date. The amount available under the revolving credit facility is also based on a formula of qualifying assets as well as outstanding letters of credit. In addition to our domestic facilities, we also have $2,679 available under a foreign line of credit. As of February 28, 2006, our cash and amounts available to us under our secured credit arrangement and accounts receivable securitization program totaled $186,278.

We continually evaluate various financing arrangements, including the issuance of common stock or debt, that would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our ability to obtain additional financing is dependent upon a number of factors, including the geo-political environment, general economic conditions, airline industry conditions, our operating performance and market conditions in the public and private debt and equity markets.

During the nine-month period ended February 28, 2006, we used $62,075 of cash from operations primarily due to an increase in investment in equipment on long-term lease of $72,990 to support a new supply chain management program (see Note F of Notes to Condensed Consolidated Financial Statements) and the $11,232 purchase of aviation equipment previously on operating lease. During the nine-month period ended February 28, 2006, there was a use of cash from inventories of $37,618 reflecting investments made to support other supply chain management programs and the growth of our operations, and there was a use of cash from accounts receivable of $26,980 primarily due to the 20% increase in fiscal 2006 sales. During fiscal 2006, cash flow from operations benefited from an increase in accounts payable and long-term liabilities of $25,566 primarily as a result of increased inventory levels and long-term payables associated with supply chain management programs, as well as net income and depreciation and amortization of $43,820.

During the nine-month period ended February 28, 2006, our investing activities used $27,589  of cash principally reflecting capital expenditures of $11,812 and investments made in aircraft joint ventures of $15,841.

During the nine-month period ended February 28, 2006, our financing activities provided $144,176 of cash as a result of proceeds from the issuance of the $150,000 1.75% convertible notes and $11,000 of proceeds on the new note payable secured by a mortgage on our Wood Dale, Illinois building (see Note H of Notes to Condensed Consolidated Financial Statements), offset by a reduction in borrowings of $16,782 which includes the $10,143 payoff of the note payable secured by a mortgage, the early retirement of 6.875% Notes due December 15, 2007 for $3,960, as well as other scheduled principal reductions.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of February 28, 2006 is as follows:

	Payments Due by Period
							After
	Total	2/28/07	2/28/08	2/28/09	2/28/10	2/28/11	2/28/11
On Balance Sheet:
Debt	$296,734	$200	$43,620	$20,200	$200	$158	$232,356

Non-recourse Debt	27,704	1,899	2,016	2,141	21,648	—	—

Interest	108,071	14,951	14,781	10,607	9,215	8,261	50,256

Off Balance Sheet:
Garden City Operating Lease	30,745	1,414	1,449	1,486	1,523	1,561	23,312

Critical Accounting Policies and Significant Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the consolidated financial statements. The most significant estimates made by management include adjustments to reduce the value of inventories and equipment on or available for lease, allowance for doubtful accounts and revenue recognition. Accordingly, actual results could differ materially from those estimates. The following is a summary of the accounting policies considered critical by management.

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

Revenue Recognition

Certain supply chain management programs that we provide to our customers contain multiple elements or deliverables, such as program and warehouse management, parts distribution and maintenance and repair services. We recognize revenue for each element or deliverable that can be identified as a separate unit of accounting at the time of delivery based upon the relative fair value of the products and services. In connection with these programs, we are required to make certain judgments and estimates concerning the overall profitability of the program, and the relative fair value of each element of the arrangement. Differences may occur between the judgments and estimates made by management and actual program results.

Equipment on or Available for Lease

The cost of assets under lease is original purchase price plus overhaul costs. Depreciation is computed using the straight-line method over the estimated service life of the equipment, and maintenance costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”, we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying the provisions of SFAS No. 144 to equipment on or available for lease, we have utilized certain assumptions when estimating future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of equipment on or available for lease.

New Accounting Standards

SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”) “Share-Based Payment” was issued in December 2004. SFAS No. 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured based on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. On April 15, 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that delays the effective date of SFAS No. 123(R). Under the SEC’s rule, public companies will be required to implement SFAS No. 123(R) at the beginning of their first fiscal year that begins after June 15, 2005. We will adopt the provisions of SFAS No. 123(R) in the first quarter of fiscal 2007, and anticipate that adoption of the standard will result in approximately $850 of pre-tax compensation expense in fiscal 2007 for current unvested stock options.

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

PART I, ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates and credit risk on accounts receivable. During the three- and nine-month periods ended February 28, 2006 and 2005, we did not utilize derivative financial instruments to offset these risks.

At February 28, 2006, $28,786 was available under our secured revolving credit facility with Merrill Lynch Capital. Interest on amounts borrowed under this credit facility is LIBOR based. As of February 28, 2006, no amounts were outstanding under this agreement. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three-month period ended February 28, 2006 would not have had a material impact on our financial position or results of operations.

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

PART I, ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2006. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2006, ensuring that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the third quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II, ITEM 6 – EXHIBITS

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	April 6, 2006	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

4.	Instruments defining the rights of security holders	4.6	Amendment No. 10 dated February 27, 2006 to the Revolving Loan Agreement dated April 11, 2001 between Registrant and LaSalle Bank National Association(1).

		4.14	Form of 1.75% Convertible Senior Note due 2026(2).

		4.15	Indenture between AAR CORP. and U.S. Bank, National Association, as trustee, dated February 1, 2006(2).

		4.16	Registration Rights Agreement between AAR CORP. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers, dated February 1, 2006(2).

10.	Material contracts	10.1	Amendment No. 3 dated July 12, 2005 to the Amended and Restated AAR CORP. Stock Benefit Plan (filed herewith).

		10.14

Amendment No. 5 dated January 27, 2006 to the Receivables Purchase Agreement dated March 21, 2003 between AAR Receivables Corporation II, the Registrant individually and as Initial Servicer, the Financial Institutions from time to time Parties thereto and LaSalle Business Credit, LLC(3).

		10.23	Form of Director Restricted Stock Agreement (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated April 6, 2006 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated April 6, 2006 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated April 6, 2006 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated April 6, 2006 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

Notes:

(1)                                  Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 27, 2006.

(2)                                  Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 1, 2006.

(3)                                  Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated January 27, 2006.