Form 10-K
period 2006-05-31
AAR CORP
filed 2006-07-17
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒         Accelerated filer ☐         Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At November 30, 2005, the aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $677,255,091 (based upon the closing price of the Common Stock at November 30, 2005 as reported on the New York Stock Exchange).

On June 30, 2006, there were 36,663,149 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant’s 2006 Annual Meeting of Stockholders, to be held October 18, 2006 are incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.        BUSINESS
(Dollars in thousands)

General

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise. AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966. We are a diversified provider of products and services to the worldwide aviation and aerospace and defense industries. We conduct our business activities primarily through six principal operating subsidiaries: AAR Parts Trading, Inc., AAR Aircraft & Engine Sales & Leasing, Inc., AAR Services, Inc., AAR Aircraft Services, Inc., AAR Manufacturing, Inc., and AAR International, Inc. Our international business activities are conducted primarily through AAR International, Inc.

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

Aviation Supply Chain

Activities in our Aviation Supply Chain segment include the purchase and sale of a wide variety of new, overhauled and repaired engine and airframe parts and components for our airline and defense customers. We also repair and overhaul a wide variety of avionics, electrical, electronic, fuel, hydraulic and pneumatic components and instruments and a broad range of internal airframe components for the same customer categories. We provide customized inventory supply and management programs and performance-based logistics programs for engine and airframe parts and components in support of airline and defense customer’s maintenance activities. The types of services provided under these programs include program and warehouse management, parts replenishment and parts repair and overhaul. We are an authorized distributor for more than 125 leading aviation and aerospace product manufacturers. In addition, we sell and lease commercial jet engines. We acquire aviation parts and components for the Aviation Supply Chain segment from domestic and foreign airlines, original equipment manufacturers, independent aviation service companies and aircraft leasing companies. In the Aviation Supply Chain segment, the majority of our sales are made pursuant to standard commercial purchase orders. In certain inventory supply and management programs and performance-based logistics programs, we supply products and services under agreements reflecting negotiated terms and conditions.

Maintenance, Repair and Overhaul

Activities in our Maintenance, Repair and Overhaul segment include airframe maintenance services and the repair and overhaul of most types of landing gear for our airline and defense customers. In June 2004, we entered into a long-term agreement to occupy a portion of an airframe maintenance facility in Indianapolis, Indiana (the Indianapolis Maintenance Center or IMC), which is owned by the Indianapolis Airport Authority (IAA). The IMC is comprised of 12 airframe maintenance bays, backshop space to support airframe maintenance activities, warehouse and office space. We currently occupy and are performing maintenance activities in five bays and occupy certain office space within the IMC. We have options for five additional bays and additional office space under a lease which expires in December 2014, with a ten-year renewal option. The lease agreement contains early termination rights for AAR and the IAA, which may be exercised in specified circumstances. We believe the IMC is one of the most efficient and state-of-the-art airframe maintenance facilities in the world and our occupancy of the IMC significantly expands our maintenance and repair capacity and capabilities. In addition to the IMC, we operate an aircraft maintenance facility located in Oklahoma City, Oklahoma providing airframe maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, defense, regional, business and general aviation aircraft. We also operate an aircraft storage facility in Roswell, New Mexico. In this segment, we purchase replacement parts from original equipment manufacturers and suppliers that are used in our maintenance, repair and overhaul operations. We have ongoing arrangements with original equipment manufacturers (OEMs) that provide us access to parts, repair manuals and service bulletins in support of parts manufactured by the OEM. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price and delivery. When possible, we obtain replacement parts used in repair and overhaul activities from operating units in our Aviation Supply Chain segment.

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

Aircraft Sales and Leasing

Activities in our Aircraft Sales and Leasing segment include the sale or lease of used commercial jet aircraft. In this segment, each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties and lease return provisions. Leases have fixed terms; early termination by either party is not permitted except in the event of a breach. In this segment, we purchase aircraft from domestic and foreign airlines and aircraft leasing companies. Activities in the Aircraft Sales and Leasing segment also include the formation and operation of joint ventures with strategic and financial partners. The primary business of these joint ventures is the ownership and lease of aircraft to commercial airlines. Since September 11, 2001, most of the aircraft transactions we have entered into have been with joint venture partners who provide equity capital equal to our equity capital contribution. Debt is provided on a limited recourse basis by various financial institutions. At May 31, 2006, the total number of aircraft held in these joint ventures was 16. We also own seven aircraft outside of the joint ventures. Within this segment, we also provide advisory services which consist of assistance in remarketing aircraft, records management and storage maintenance.

Raw Materials

We historically have been able to obtain raw materials and other items for our inventories for each of our segments at competitive prices, terms and conditions from numerous sources, and we expect to be able to continue to do so.

Terms of Sale

In the Aviation Supply Chain, Maintenance, Repair and Overhaul, and Structures and Systems segments, we generally sell our products under standard 30-day terms. On occasion, certain customers (principally foreign customers) will negotiate extended payment terms (60-90 days). Except for customary warranty provisions, customers do not have the right to return products nor do they have the right to extended financing. In the Aircraft Sales and Leasing segment, we sell our products on a cash due at delivery basis, standard 30-day terms or on an extended term basis and aircraft purchasers do not have the right to return the aircraft.

Customers

For each of our reportable segments, we market and sell products and services primarily through our own employees. In certain regions of the world, we rely on foreign sales representatives to market and sell our products and services. The principal customers for our products and services in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments are domestic and foreign commercial airlines, regional and commuter airlines, business and general aviation operators, aviation original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies. In the Structures and Systems segment, our principal customers include domestic and foreign military organizations, domestic and foreign commercial airlines, aviation original equipment manufacturers and other industrial entities. The principal customers in the Aircraft Sales and Leasing segment include domestic and foreign commercial airlines and aircraft finance and leasing companies. Sales of aviation products and services to our airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g. frequency of schedules), the number of airline operators and the level of sales of new and used aircraft.

Licenses

We have 11 Federal Aviation Administration (FAA) licensed repair stations in the United States and Europe. Of the 11 FAA repair stations, six are also European Aviation Safety Agency (EASA) licensed repair stations. Such licenses, which are ongoing in duration, are required in order for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 11 FAA licensed repair stations, four are in the Aviation Supply Chain segment, four are in the Maintenance, Repair and Overhaul segment, and three are in the Structures and Systems segment. Of the six EASA licensed repair stations, two are in the Aviation Supply Chain segment, three are in the Maintenance, Repair and Overhaul segment and one is in the Structures and Systems segment. We believe that we possess all licenses and certifications that are material to the conduct of our business.

Competition

Competition in the worldwide aviation and aerospace industry is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in both the Aviation Supply Chain and the Maintenance, Repair and Overhaul segments include original equipment manufacturers, the service divisions of large commercial airlines and other independent suppliers of parts and services. Our pallet, container and shelter manufacturing activities in our Structures and Systems segment compete with several large and small companies, and our cargo systems and composite structures competitors include a number of divisions of large corporations and small companies. In our Aircraft Sales and Leasing segment, we face competition from financial institutions, syndicators, hedge funds, commercial and specialized leasing companies and other entities that provide financing. Although certain of our competitors have substantially greater financial and other resources than we do, in each of our four reportable segments we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to quality and our unique combination of market expertise and technical and financial capabilities.

Backlog

At May 31, 2006, backlog believed to be firm was approximately $243,200 compared to $160,400 at May 31, 2005. Approximately $224,900 of this backlog is expected to be filled within the next 12 months. The increase in our backlog is primarily due to increased orders for products supporting our defense customers’ tactical deployment activities and increased backlog in our Maintenance, Repair and Overhaul segment.

On June 16, 2005, we announced that our Cargo Systems operating unit was selected to provide cargo handling systems for the new A400M Military Transport Aircraft (A400M). We are teaming with Pfalz Flugzeugwerke GmbH of Speyer, Germany on the program. Initial sales of the cargo systems together with estimated revenue from spare parts sales and service are scheduled to begin toward the end of fiscal 2007. Our portion of revenue to be generated from the program is expected to exceed $300,000 through fiscal 2015, based on sales projections for the A400M. This contract is not included in our May 31, 2006 backlog.

Employees

At May 31, 2006, we employed approximately 3,300 persons worldwide. We also retain approximately 500 contract workers, the majority of which are located at our airframe maintenance facilities.

Sales to U.S. Department of Defense

Sales to the U.S. Department of Defense and its contractors were $300,238 (33.5% of total sales), $252,168 (33.7% of total sales), and $222,558 (34.5% of total sales) in fiscal years 2006, 2005 and 2004, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our government contracts are for products and services used for ongoing military logistic support activities and are subject to changes in defense spending. Our government contracts are subject to termination at the election of the government; in the event of such a termination we would be entitled to recover from the government all allowable costs incurred by us through the date of termination.

Additional Information

For additional information concerning our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Segment Information” in Note 13 of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”, below.

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

ITEM 1A.        RISK FACTORS

The following is a description of some of the principal risks inherent in our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future.

We may be affected by continuing problems in the aviation industry.

As a provider of products and services to the aviation industry, we are greatly affected by the overall economic condition of that industry. The aviation industry is historically cyclical. Early in calendar year 2001, the commercial aviation industry began to experience the negative effects of a worldwide economic downturn. The events of September 11, 2001 exacerbated that condition, resulting in a significant decline in air travel and reduced capacity by most of the major U.S.-based airlines. Since September 11, 2001, the aviation industry has also been negatively affected by historically high fuel prices, the war on terrorism and the outbreak of Severe Acute Respiratory Syndrome, or SARS. As a result of these and other events, certain customers filed for bankruptcy protection, including Air Canada, Aloha Airlines, Delta Air Lines, Mesaba Airlines, Northwest Airlines, U.S. Airways, United Airlines and Varig.

Our business, financial condition and results of operations may be adversely impacted by the following:

•       continued historically high fuel costs;

•       future terrorist attacks and the ongoing war on terrorism;

•       deterioration in the financial condition of some of our existing and potential customers, as well as airlines currently in bankruptcy;

•       reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support;

•       retirement of older generation aircraft, resulting in lower prices for spare parts and services for those aircraft;

•       reductions in demand for used aircraft and engines; and

•       future outbreaks of SARS or similar communicable diseases.

The economic and other factors affecting the aviation industry may have an adverse impact on our results of operations and financial condition.

Our customers may not be able to meet their financial obligations to us, which would adversely affect our financial condition and results of operations.

A number of our existing and prospective worldwide airline customers continue to suffer from the problems affecting the aviation industry, and some have filed for bankruptcy protection or are only recently emerging from bankruptcy. As a result, certain of these customers continue to pose credit risks to us. Our inability to collect receivables from one or more important customers could adversely affect our results of operations and financial condition.

The market value for our aviation products fluctuates.

We have used a number of assumptions when determining the recoverability of inventories and aircraft and engines which are on lease or available for lease. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. Principally as a result of the events of September 11, 2001 and its impact on the global airline industry’s financial condition, fleet size and aircraft utilization, we recorded a significant charge for impaired inventories and engines during the second quarter of fiscal 2002 utilizing those assumptions. During the fourth quarter of fiscal 2003, we recorded an additional charge as a result of a further decline in market value for certain of these inventories, aircraft and engines. Reductions in demand for our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our inventories, aircraft and engines, could result in additional impairment charges in future periods. We can give no assurance that future impairment charges for our inventories, aircraft and engines will not occur.

Our government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

Our sales to the U.S. Department of Defense and its contractors were approximately $300 million (33.5% of consolidated sales) in fiscal year 2006. The majority of our government contracts are for aviation products and services used for ongoing military logistic support activities and for products which support the U.S. Military’s deployment strategy. Our contracts with the U.S. Department of Defense and its contractors are typically firm agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the U.S. Department of Defense. Because these sales are subject to competitive bidding, government funding and requirements generated by world events, sales to our government customers may not continue at levels previously experienced, which could have an adverse effect on our results of operations and financial condition.

We may be unable to re-lease or sell currently leased aircraft and engines.

We purchase and lease aircraft and engines to our customers on an operating lease basis. Our ability to re-lease or sell these assets on acceptable terms is subject to a number of factors which drive industry capacity, including new aircraft deliveries, availability of used aircraft and engines in the marketplace, competition, financial condition of our customers, overall health of the airline industry and general economic conditions. Our inability to re-lease or sell aircraft and engines that are currently on lease could adversely affect our results of operations and financial condition.

Our Indianapolis Maintenance Center (“IMC”) is still in the start-up phase and may not be able to capture market share from the competition.

In June 2004, we entered into a long-term agreement to occupy a significant portion of an airframe maintenance facility in Indianapolis, Indiana. The IMC is comprised of 12 airframe maintenance bays (10 of which are available to us), as well as backshop, warehouse and office space. Revenues at the IMC will fluctuate based on the demand for maintenance driven by the number of aircraft operating and potential outsourcing of maintenance activities by airlines. Furthermore, we may not be able to capture market share in the highly competitive airframe maintenance market at the IMC, or we may not be able to hire and retain the required amount of qualified licensed aircraft mechanics. As a result, we may not be able to execute our operational and financial plan at the IMC, which could adversely affect our results of operations and financial condition.

We operate in a highly competitive industry, and competitive pressures may adversely affect us.

The aviation industry and the markets for our products and services are highly competitive, and we face competition from a number of sources. Our competitors include aircraft manufacturers, aircraft parts manufacturers, airline and aircraft service companies, other companies providing maintenance, repair and overhaul services, and other aircraft spare parts distributors and redistributors. Some of our competitors have substantially greater financial and other resources than we have. We can give no assurance that competitive pressures will not adversely affect our results of operations and financial condition.

We are dependent upon continued availability of financing to manage our business and to execute our business strategy, and additional financing may not be available on terms acceptable to us.

Our ability to manage our business and to execute our business strategy is dependent, in part, on the continuing availability of debt and equity capital. Access to the debt and equity capital markets may be limited by various factors, including general economic conditions, the state of the aviation industry, our financial performance and current credit ratings. Debt and equity capital may not continue to be available to us on favorable terms, or at all. Our inability to obtain financing on favorable terms could adversely affect our results of operations and financial condition.

Our existing debt includes restrictive and financial covenants.

Certain of our loan agreements require us to comply with various restrictive covenants. These covenants include restrictions that limit our ability to incur additional debt, pay dividends, or redeem or repurchase our capital stock; create liens or negative pledges with respect to our assets; and to merge, consolidate or sell our assets. In addition, some of our loan agreements contain financial covenants that require us to comply with specified financial ratios and tests relating to fixed charge coverage and minimum working capital and tangible net worth levels. Total outstanding obligations subject to these covenants was $75,000 at May 31, 2006. Our failure to meet these financial covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. The effect of these covenants, or our failure to comply with them, could adversely affect our results of operations and financial condition.

We are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent governmental regulation.

The aviation industry is highly regulated by the FAA in the United States and the equivalent regulatory agencies in other countries. Before we sell any of our products that are to be installed in an aircraft, such as engines, engine parts and components, and airframe and accessory parts and components, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. We also operate repair stations that are licensed by the FAA and in some cases the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Although we believe we comply with all applicable regulatory standards, these standards may change in the future, requiring our inventory to be modified or scrapped. New and more stringent governmental regulations may be adopted in the future that, if enacted, may have an adverse impact on us. If material licenses, authorizations or approvals were revoked or suspended by the FAA and in some cases the equivalent regulatory agencies in other countries, our results of operations and financial condition may be adversely affected.

Acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquisitions.

We explore and have discussions with third parties regarding possible acquisitions. Acquisitions involve risks including difficulties in integrating the operations and personnel of the acquired business, the potential amortization of acquired intangible assets, the potential impairment of goodwill and the potential loss of key employees of the acquired business. If we acquire one or more businesses, we may not be able to execute our operational, financial or integration plan of the acquired businesses, which could adversely affect our results of operations and profitability.

Our industry is susceptible to product liability claims, and claims not adequately covered by insurance may adversely affect our financial condition.

Our business exposes us to possible claims for property damage and personal injury or death which may result if an engine, engine part or component, airframe part or accessory or any other aviation product which we have sold, manufactured or repaired fails or if an aircraft in which our products are installed crashes and the cause cannot be determined. We carry substantial liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, claims may arise in the future, and our insurance coverage may not be adequate to protect us in all circumstances. Additionally, we can give no assurance that we will be able to maintain adequate insurance coverage in the future at an acceptable cost. Any product liability claim not covered by adequate insurance could adversely affect our results of operations and financial condition.

We must comply with extensive environmental requirements, and any exposure to environmental liabilities may adversely affect us.

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and may continue to have an impact on our manufacturing operations. Compliance with environmental requirements and resolution of environmental claims have, in the past, been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. Management believes that our expenditures for environmental capital investment and any remediation necessary to comply with present regulations governing environmental protection, and other expenditures for the resolution of environmental claims, will not have a material adverse effect on our business, financial condition or results of operation. Management cannot assess the possible effect of compliance with future environmental requirements or of future environmental claims for which we may not have adequate indemnification or insurance coverage. If we were required to pay the expenses related to any future environmental claims for which neither indemnification nor insurance coverage were available, these expenses could have an adverse impact on our results of operations and financial condition. Additional information on environmental matters, including an administrative proceeding against one of our subsidiaries by the Michigan Department of Environmental Quality, is contained under Item 3 of this Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

We may need to make significant capital expenditures to keep pace with technological developments in our industry.

The aviation industry is constantly undergoing development and change, and it is likely that new products, equipment and methods of repair and overhaul services will be introduced in the future. We may need to make significant capital expenditures to purchase new equipment and to train our employees to keep pace with any new technological developments. These capital expenditures could adversely affect our results of operations and financial condition.

Our operations would be adversely affected by a shortage of skilled personnel.

Because of the complex nature of many of our products and services, we are generally dependent on an educated and highly skilled workforce. Our ability to operate successfully and meet our customers’ demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel to conduct our business, and may adversely affect our results of operations and profitability.

We face risks of cost overruns and losses on fixed-price contracts.

We sell certain of our products and services under firm, fixed-price contracts providing for fixed prices for the products and services, regardless of costs incurred by us. The cost of producing products or providing services may be adversely affected by increases in the cost of labor, materials, fuel, overhead and other factors, including manufacturing inefficiencies. Increased costs may result in cost overruns and losses on such contracts which could adversely affect our results of operations and financial condition.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our principal activities in the Aircraft Sales and Leasing segment and parts distribution activities in the Aviation Supply Chain segment are conducted from a building in Wood Dale, Illinois, which is owned by us subject to a mortgage. In addition to warehouse space, this facility includes executive, sales and administrative offices. We also lease facilities in Atlanta and Macon, Georgia; Jacksonville, Florida; Garden City, New York and London, England, and we own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Supply Chain segment.

Our principal activities in the Maintenance, Repair and Overhaul segment are conducted at facilities leased by us located in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida and Roswell, New Mexico.

Our principal activities in the Structures and Systems segment are conducted at facilities owned by us in Clearwater, Florida (subject to an industrial revenue bond); Cadillac and Livonia, Michigan and Frankfort, New York.

We also operate sales offices which support all our activities and are leased in London, England; Melbourne, Australia; Paris, France; Rio de Janeiro, Brazil; Shanghai, China; Singapore, Republic of Singapore and Tokyo, Japan.

We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.        LEGAL PROCEEDINGS
(Dollars in thousands)

Except as described below, we are not a party to any material, pending legal proceeding (including any governmental or environmental proceedings) other than routine litigation incidental to our business.

AAR Manufacturing, Inc., a subsidiary of the Company (“subsidiary”) received an Administrative Order for Response Activity (“Order”) dated August 7, 2003, from the Michigan Department of Environmental Quality (“MDEQ”) relating to environmental conditions at and in the vicinity of the subsidiary’s Cadillac, Michigan plant. The Order requires the subsidiary to perform environmental investigatory work, prepare a feasibility study and a remedial action plan, and perform interim response actions. The interim response actions include continuation of the response activities the subsidiary is performing under a 1985 Consent Decree, operation of a soil vapor extraction system the subsidiary had previously installed and operated, determination of the need to provide alternate water supplies to off-site properties (and if it is so determined then to actually provide them), removal of any free phase liquids encountered in the ground, providing notices of groundwater contamination migration to off-site property owners, and other actions determined by the MDEQ or the subsidiary to be appropriate. A letter dated June 14, 2002 from the MDEQ further demands payment of environmental response costs already incurred by the MDEQ in the amount of $525 plus interest, and reimbursement of unspecified costs to be incurred in the future by the MDEQ. The Order and the letter accompanying it threaten the imposition of civil fines up to $25 for each day of violation of the Order, plus exemplary damages up to three times the costs incurred by the MDEQ if the subsidiary does not comply with the Order. The Order may require the implementation of the remedial action plan, although it is not clear on that point. The Order requires the implementation of emergency response action if a release of hazardous substances, threat of a release, or exacerbation of existing contamination occurs during the pendency of the Order.

The subsidiary advised the MDEQ that it would perform the requirements of the Order to the extent those requirements apply to the allegation by the MDEQ that a release of hazardous substances occurred after the execution of the 1985 Consent Decree. The subsidiary declined to perform certain work required by the Order that the subsidiary believes is based on claims resolved in the 1985 Consent Decree. The MDEQ responded to the subsidiary by saying that the MDEQ “will be taking appropriate action to protect public health, safety and welfare and the environment, and gain AAR’s compliance with Part 201” (the Michigan “cleanup law”).

The work performed under the Order is in addition to the work requested to be performed as outlined above. The subsidiary has received funds from an insurance carrier to reimburse it for a portion of the cost of work done under the 1985 Consent Decree. The subsidiary sought further coverage for the matters in the June 14, 2002 MDEQ letter and the Order. The insurance carrier denied coverage and refused to provide a defense on the basis that the work being performed is with respect to an alleged release that occurred after the execution of the 1985 Consent Decree. The subsidiary has filed suit against that insurance carrier for breach of contract and other relief.

Prior to the issuance of the Order, the subsidiary sought a Court order to enforce the 1985 Consent Decree, but that relief was denied by the Court, primarily on the basis that the action was premature since the State was not pursuing an enforcement action at the time. The subsidiary sought leave to appeal that decision to the Michigan Court of Appeals, but leave was denied. The subsidiary placed another insurance carrier on notice and that carrier is currently paying defense costs.

The work performed and data gathered by the subsidiary since the issuance of the Order appears to support the positions previously taken by the subsidiary regarding the movement of groundwater in the vicinity of the subsidiary’s plant and the ongoing capture of groundwater for treatment by the subsidiary. There is disagreement with the MDEQ regarding the conclusions to be drawn from the data developed from that work. The MDEQ has retained contractors to perform environmental investigations in the vicinity of the plant.

On March 31, 2005, a complaint was filed by the MDEQ in Cadillac, Michigan with the Wexford County Circuit Court. The case is Michigan Department of Environmental Quality v AAR Cadillac Manufacturing, a division of AAR Manufacturing Group, Inc., an Illinois corporation, and AAR Corp., a Delaware corporation, File No. 05-18853-CE. In its complaint, the MDEQ seeks to enforce the Order against the subsidiary and to have the Court impose civil fines and exemplary damages upon the subsidiary for the alleged failure to comply with the Order. The MDEQ seeks to recover its costs incurred in performing response activities (approximately $2,200) from both the subsidiary and the Company and seeks a declaratory judgment that both are liable for all future costs incurred by the State at the facility. The MDEQ also seeks civil fines from the subsidiary for alleged violations of a particular section of a Michigan environmental law. The subsidiary and the Company are engaged with the State in mediation regarding these matters.

The Company and the subsidiary filed their Answer, including Affirmative Defenses, and intend on vigorously defending the complaint filed by the MDEQ. On June 17, 2005, the subsidiary also filed a Petition for Reimbursement of its costs in the amount of $200 incurred in complying with the Order from the State of Michigan cleanup and redevelopment fund established under Michigan law, plus costs and attorney fees. As of May 31, 2006, the subsidiary has charged to operations approximately $1,275 related to this matter.

On January 31, 2006, the MDEQ issued a letter of violation to the subsidiary alleging that the subsidiary failed to timely complete testing of capture and destruction efficiency of emissions at its Cadillac, Michigan plant. The subsidiary negotiated a proposed administrative consent order with the

MDEQ Air Quality Division to resolve the matter. Additional testing data was subsequently obtained by the subsidiary and the MDEQ indicating possible additional violations. Because of that newly discovered additional data, the MDEQ withdrew the proposed administrative consent order. The MDEQ has stated that it will demand that the subsidiary pay a larger settlement amount (than the $15 under the proposed administrative consent order) but has not yet specified how much larger that amount will be.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	53	Chairman, President and Chief Executive Officer, Director
Timothy J. Romenesko	49	Vice President and Chief Financial Officer
Howard A. Pulsifer	63	Vice President, General Counsel, Secretary
James J. Clark	46	Group Vice President, Aviation Supply Chain
J. Mark McDonald	46	Group Vice President, Structures and Systems; Maintenance, Repair and Overhaul
Michael J. Sharp	44	Vice President and Controller, Chief Accounting Officer

Mr. Storch was elected Chairman of the Board, President and Chief Executive Officer in October 2005. Previously, he served as President and Chief Executive Officer from 1996 to 2005 and Chief Operating Officer from 1989 to 1996. Prior to that, he served as a Vice President of the Company from 1988 to 1989. Mr. Storch joined the Company in 1979 and also served as president of a major subsidiary from 1984 to 1988. Mr. Storch has been a director of the Company since 1989.

Mr. Romenesko has served as Vice President and Chief Financial Officer since 1994. Previously, he served as Controller of the Company from 1991 to 1995, and in various other positions since joining the Company in 1981.

Mr. Pulsifer has served as Vice President, General Counsel and Secretary of the Company since 1990. Previously, he served as Vice President (since 1990) and General Counsel (since 1987). Prior to joining AAR, he was with United Airlines, Inc. for 14 years, most recently as Senior Counsel.

Mr. Clark has served as Group Vice President, Aviation Supply Chain since 2005. Previously, he served in various Group Vice President roles from 2000 to 2005, and previous to that he served as General Manager of AAR Aircraft Component Services—Amsterdam from 1995 to 2000, and in various other positions since joining the Company in 1982.

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

Mr. Sharp has served as Vice President and Controller, Chief Accounting Officer since 1999. Previously, he served as Controller of the Company from 1996 to 1999. Prior to joining the Company he was with Kraft Foods from 1994 to 1996, and with KPMG LLP from 1984 to 1994, most recently as senior audit manager.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except per share amounts)

Our Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 1, 2006 there were approximately 7,000 holders of Common Stock, including participants in security position listings.

The table below sets forth for each quarter of the past two fiscal years the reported high and low closing market prices of our Common Stock on the New York Stock Exchange.

	Fiscal 2006		Fiscal 2005
Per Common Share	Market Prices		Market Prices
Quarter	High	Low	High	Low
First	$17.97	$14.94	$11.35	$8.96
Second	20.94	15.10	13.67	10.85
Third	26.42	20.50	14.53	10.81
Fourth	29.00	24.05	16.04	11.59

ITEM 6.                SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

	For the Year Ended May 31,
	2006		2005	2004	2003	2002
RESULTS OF OPERATIONS
Sales from continuing operations[4]	$ 897,284		$ 747,848	$ 644,469	$ 599,842	$ 629,783
Gross profit	163,981		120,826	100,618	77,700 [1]	14,664 [1]
Operating income (loss)	64,157		33,492	20,281	908 [1]	(78,607)[1]
Gain (loss) on extinguishment of debt	(3,893)		3,562	—	—	—
Interest expense	18,004		16,917	18,691	19,416	19,679
Income (loss) from continuing operations[4]	35,163		18,572	4,565	(10,578)	(57,119)
Loss from discontinued operations[4]	—		(3,119)	(1,061)	(1,832)	(1,820)
Net income (loss)	35,163		15,453	3,504	(12,410)	(58,939)
Share data:
Earnings (loss) per share—basic:
Earnings (loss) from continuing operations	$ 1.05		$ 0.58	$ 0.14	$ (0.33)	$ (2.02)
Loss from discontinued operations	—		(0.10)	(0.03)	(0.06)	(0.06)
Earnings (loss) per share-basic	$ 1.05		$ 0.48	$ 0.11	$ (0.39)	$ (2.08)
Earnings (loss) per share—diluted:
Earnings (loss) from continuing operations	$ 0.94		$ 0.55	$ 0.14	$ (0.33)	$ (2.02)
Loss from discontinued operations	—		(0.09)	(0.03)	(0.06)	(0.06)
Earnings (loss) per share—diluted	$ 0.94		$ 0.46	$ 0.11	$ (0.39)	$ (2.08)
Cash dividends per share	$ 0.00		$ 0.00	$ 0.00	$ 0.03	$ 0.16
Weighted average common shares outstanding—basic	33,530		32,297	32,111	31,852	28,282 [2]
Weighted average common shares outstanding—diluted	38,852		36,205	32,392	31,852	28,282 [2]
FINANCIAL POSITION
Total cash and cash equivalents	$ 121,738		$ 50,338	$ 41,010	$ 29,154	$ 34,522
Working capital	436,666		314,517	300,943	192,837	286,192
Total assets	978,819		732,230	709,292	686,621	710,199
Short-term recourse debt	361		2,123	2,656	59,729	42,525
Short-term non-recourse debt	1,928		1,622	736	32,527	—
Long-term recourse debt	293,263	[5,6]	199,919	217,434 [3]	164,658	217,699
Long-term non-recourse debt	25,313		27,240	31,232	—	—
Total recourse debt	293,624		202,042	220,090	224,387	260,224
Stockholders’ equity	422,717	[6]	314,744	301,684	294,988	310,235
Number of shares outstanding at end of year	36,654		32,586	32,245	31,850	31,870 [2]
Book value per share of common stock	$ 11.53		$ 9.66	$ 9.36	$ 9.26	$ 9.73

Notes:

1            During fiscal 2003 and 2002, we recorded $5,360 and $75,900, respectively, of impairment charges related to engines and engine and airframe parts. During fiscal 2002, we recorded special charges of $10,100.

2            In February 2002, we sold 5,010 shares of common stock for $34,334, net of expenses.

3            In February 2004, we sold $75,000 of 2.875% convertible notes due February 1, 2024.

4            In February 2005, we sold our engine component repair business located in Windsor, Connecticut. The operating results and the loss on disposal are classified as discontinued operations. See Note 10 of Notes to Consolidated Financial Statements.

5            In February 2006, we sold $150,000 of 1.75% convertible notes due February 1, 2026. See Note 2 of Notes to Consolidated Financial Statements.

6            In January and February 2006, we acquired approximately $50,645 aggregate principal amount of our 2.875% Convertible Senior Notes due February 1, 2024 in exchange for an aggregate 2,724 shares of our common stock plus $3,893 in cash. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands)

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Item 1A, “Risk Factors”. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General Overview

We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing. In connection with filing our fiscal year 2005 Form 10-K, we re-named our reportable segments and changed the composition of some of the businesses within these segments. The changes to our reportable segments were necessary to align our reportable segments consistent with the way our Chief Executive Officer evaluates performance and the way we are internally organized. We believe these changes provide enhanced transparency to our airframe maintenance activities, which are becoming a more significant part of our business as a result of our occupancy of an airframe maintenance facility in Indianapolis, Indiana. Further, it combines the performance of our aircraft component repair business with our parts distribution, program and logistics businesses, which is consistent with how we present these products and services to the marketplace. We changed the name of our Manufacturing segment to Structures and Systems, which better defines the products and services offered by this segment of our Company. All prior segment information has been restated to conform with the current composition of our reportable segments, which was adopted effective May 31, 2005.

Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft airframe parts. We also provide customized inventory supply and management programs and performance-based logistics programs for engine and airframe parts and components. Sales also include the sale and lease of commercial jet engines. Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

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

Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure. The tables below set forth consolidated sales and gross profit for our four business segments for each of the last three fiscal years ended May 31.

	For the Year Ended May 31,
	2006	2005	2004
Sales:
Aviation Supply Chain	$461,166	$390,060	$349,527
Maintenance, Repair and Overhaul	182,258	111,932	106,416
Structures and Systems	240,513	200,717	163,557
Aircraft Sales and Leasing	13,347	45,139	24,969
	$897,284	$747,848	$644,469

	For the Year Ended May 31,
	2006	2005	2004
Gross Profit:
Aviation Supply Chain	$99,255	$67,672	$51,972
Maintenance, Repair and Overhaul	25,914	14,414	14,351
Structures and Systems	34,471	35,435	29,621
Aircraft Sales and Leasing	4,341	3,305	4,674
	$163,981	$120,826	$100,618

Business Environment and Trends

During 2006 and 2005, the worldwide airline industry continued to experience improvement in air traffic as available seat miles, revenue passenger miles and load factors all consistently improved. The increase in air traffic has been driven by the recovery in the airline industry from the depressed levels experienced during fiscal 2002 and 2003, and worldwide economic growth. The worldwide airline industry however, continues to be negatively affected by historically high crude oil prices. Many large carriers, particularly in the United States, continue to report substantial operating losses as the surge in jet fuel prices has out-paced fair hikes and the favorable impact of cost reductions.

We expect that many carriers will continue to aggressively seek ways to reduce their cost structure, including outsourcing more of their maintenance and support functions to third parties. Further, low-cost carriers continue to expand their presence around the world. Many of these low-cost carriers are flying newer aircraft which will result in increasing demand for maintenance and parts support in future years. We believe we remain well positioned to respond to the market with our broad range of products and services if these trends continue to develop.

Sales to the U.S. Department of Defense and its contractors increased to $300,238 in fiscal 2006, from $252,168 and $222,558 in fiscal 2005 and 2004, respectively. The increase in sales was driven by growing demand for performance-based logistic services and increased shipments of specialized mobility products supporting our defense customers’ deployment activities. Although it remains difficult for us to predict future demand levels for these types of products and services, we believe we remain well positioned with our current products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Fiscal 2006 Compared with Fiscal 2005

Consolidated sales for fiscal 2006 increased $149,436 or 20.0% over the prior year. The increase in sales over the prior year was attributable to sales increases in the Aviation Supply Chain; Maintenance, Repair and Overhaul and Structures and Systems segments due to a 18.8% increase in sales to commercial airline customers and a 24.0% increase in sales to defense customers. The increase in sales to commercial airline customers principally reflects improved demand for engine and airframe parts support due to increased passenger traffic, improved sourcing and program execution. Sales to commercial customers also increased as a result of a full year of revenue during fiscal 2006 at the Indianapolis airframe maintenance facility, compared to only four full months during fiscal 2005, as that facility commenced operations in January 2005. The increase in sales to defense customers was principally driven by continued strong demand for specialized mobility products and new performance-based logistics programs. Consolidated gross profit increased $43,155 or 35.7% over the prior year. The increase in gross profit was attributable to the consolidated sales increase, as well as an improvement in the consolidated gross margin percentage to 18.3% from 16.2% in the prior year.

Sales in the Aviation Supply Chain segment increased $71,106 or 18.2% compared to the prior year. The sales increase reflects increased demand for engine and airframe parts to commercial customers as well as an increase in sales to program customers using our supply chain management programs. The increase in sales to defense customers served by this segment was driven by continued strong demand for parts support from existing and new performance-based logistics programs. Gross profit in the Aviation Supply Chain segment increased $31,583 or 46.7% over the prior year primarily due to increased sales volume as well as an improvement in the gross profit margin percentage to 21.5% from 17.3% in the prior year. The improvement in the gross profit margin percentage was attributable to effective purchasing and favorable mix of products sold.

In the Maintenance, Repair and Overhaul segment, sales increased $70,326 or 62.8% over the prior year. The increase in sales was primarily attributable to a full year of revenue at our Indianapolis airframe maintenance facility during fiscal 2006, compared with only four full months of sales during fiscal 2005, as that facility commenced operations in January 2005. Sales also increased over the prior year at our Oklahoma City airframe maintenance facility and landing gear overhaul center reflecting stronger demand. Gross profit in the Maintenance, Repair and Overhaul segment increased $11,500 or 79.8% over the prior year and the gross profit margin percentage improved from 12.9% to 14.2%, primarily due to improvements at our Oklahoma City-based airframe maintenance facility and the favorable impact of a full year of operations at the Indianapolis airframe maintenance facility.

In the Structures and Systems segment, sales increased $39,796 or 19.8% over the prior year as we experienced increased sales at all of our business units within the segment. The increase was primarily attributable to increased sales of products supporting our defense customers’ deployment activities due to continued strong demand and new product development, and increased demand for cargo systems and composite structure products primarily due to successful sales and marketing efforts. Gross profit in the Structures and Systems segment declined $964 or 2.7% compared to the prior year as the gross profit margin percentage decreased from 17.7% to 14.3% primarily due to the unfavorable mix of products sold.

In the Aircraft Sales and Leasing segment, sales decreased $31,792 or 70.4% compared with the prior year. The decrease in sales is principally due to the fact that the majority of current year aircraft activity is conducted through unconsolidated joint ventures, which excludes revenues from consolidated net sales. Since September 11, 2001, most of the aircraft transactions we have entered into have been with joint venture partners who provide equity capital equal to our equity capital contribution. Debt is provided on a limited recourse basis by various financial institutions. During fiscal 2006, our joint ventures purchased 12 aircraft bringing the total number of aircraft held in joint ventures to 16 (see Note 7 of Notes to Consolidated Financial Statements). We also own seven aircraft directly outside of the joint ventures. Of the seven aircraft owned by us outside the aircraft joint ventures, six were acquired prior to September 11, 2001. All of these aircraft are on lease at lease rates lower than pre-September 11 levels. Gross profit in the Aircraft Sales and Leasing segment increased $1,036 or 31.3% compared to the prior year.

Operating income increased $30,665 or 91.6% compared with the prior year due to increased gross profit, partially offset by an increase in selling, general and administrative expenses. During fiscal 2006, selling, general and administrative expenses increased $13,424 or 15.3% primarily due to increased resources to support our growth. Net interest expense declined $647 compared to the prior year primarily due to increased interest income as a result of higher average invested cash balances during fiscal 2006 compared with the prior year.

During the third quarter of fiscal 2006, we acquired $50,645 aggregate principal amount of our 2.875% Convertible Senior Notes due 2024, or approximately 76% of the previously outstanding principal amount, in exchange for an aggregate 2,724 newly issued shares of common stock plus $3,893 in cash, in privately negotiated transactions exempt from the registration requirements under the Securities Act of 1933, as amended. The number of shares issued was equivalent to the number into which the notes were convertible under the original terms of the notes. We recorded $3,893 of pre-tax expense on the exchange of the notes into stock in advance of the call date which was comprised of interest that the note holders would otherwise have been entitled to receive as well as an incentive payment made as part of the exchange.

Also during the third quarter of fiscal 2006, upon completion of our fiscal 2005 Federal income tax return, we determined that the Company qualified for additional tax benefits of $1,606 related to higher than estimated margin on fiscal 2005 export activities. We recorded a benefit of $496 related to fiscal 2004 export activity in the third quarter of last year. Our effective income tax rate for fiscal 2006 was 22.7% compared to 14.2% in the prior year.

In October of 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and included a number of Federal income tax reforms, including the phase-out of tax benefits on earnings from export sales. Although increases in earnings from export sales has offset the on-going phase-out of this benefit for fiscal 2006 and fiscal 2005, the benefit is eliminated effective December 31, 2006 and as a result, we expect our effective income tax rate will increase in fiscal 2007.

Income from continuing operations increased to $35,163 compared to $18,572 in the prior year due to the factors discussed above.

During the third quarter of fiscal 2005, we sold our engine component repair business located in Windsor, Connecticut, and have classified its results as discontinued operations. During the fiscal year ended May 31, 2005, the loss from discontinued operations was $3,119 or $0.09 per diluted share, and is comprised of the operating loss, net of tax, of $798 and the loss on disposal, net of tax, of $2,321.

Net income increased to $35,163 for fiscal 2006 compared to $15,453 in the prior year due to the factors discussed above.

Legal Matters

AAR Manufacturing, Inc., a subsidiary of the Company (“subsidiary”) received an Administrative Order for Response Activity (“Order”) dated August 7, 2003, from the Michigan Department of Environmental Quality (“MDEQ”) relating to environmental conditions at and in the vicinity of the subsidiary’s Cadillac, Michigan plant. The Order requires the subsidiary to perform environmental investigatory work, prepare a feasibility study and a remedial action plan, and perform interim response actions. The interim response actions include continuation of the response activities the subsidiary is performing under a 1985 Consent Decree, operation of a soil vapor extraction system the subsidiary had previously installed and operated, determination of the need to provide alternate water supplies to off-site properties (and if it is so determined then to actually provide them), removal of any free phase liquids encountered in the ground, providing notices of groundwater contamination migration to off-site property owners, and other actions determined by the MDEQ or the subsidiary to be appropriate. A letter dated June 14, 2002 from the MDEQ further demands payment of environmental response costs already incurred by the MDEQ in the amount of $525 plus interest, and reimbursement of unspecified costs to be incurred in the future by the MDEQ. The Order and the letter accompanying it threaten the imposition of civil fines up to $25 for each day of violation of the Order, plus exemplary damages up to three times the costs incurred by the MDEQ if the subsidiary does not comply with the Order. The Order may require the implementation of the remedial action plan, although it is not clear on that point. The Order requires the implementation of emergency response action if a release of hazardous substances, threat of a release, or exacerbation of existing contamination occurs during the pendency of the Order.

The subsidiary advised the MDEQ that it would perform the requirements of the Order to the extent those requirements apply to the allegation by the MDEQ that a release of hazardous substances occurred after the execution of the 1985 Consent Decree. The subsidiary declined to perform certain work required by the Order that the subsidiary believes is based on claims resolved in the 1985 Consent Decree. The MDEQ responded to the subsidiary by saying that the MDEQ “will be taking appropriate action to protect public health, safety and welfare and the environment, and gain AAR’s compliance with Part 201” (the Michigan “cleanup law”).

The work performed under the Order is in addition to the work requested to be performed as outlined above. The subsidiary has received funds from an insurance carrier to reimburse it for a portion of the cost of work done under the 1985 Consent Decree. The subsidiary sought further coverage for the matters in the June 14, 2002 MDEQ letter and the Order. The insurance carrier denied coverage and refused to provide a defense on the basis that the work being performed is with respect to an alleged release that occurred after the execution of the 1985 Consent Decree. The subsidiary has filed suit against that insurance carrier for breach of contract and other relief.

Prior to the issuance of the Order, the subsidiary sought a Court order to enforce the 1985 Consent Decree, but that relief was denied by the Court, primarily on the basis that the action was premature since the State was not pursuing an enforcement action at the time. The subsidiary sought leave to appeal that decision to the Michigan Court of Appeals, but leave was denied. The subsidiary placed another insurance carrier on notice and that carrier is currently paying defense costs.

The work performed and data gathered by the subsidiary since the issuance of the Order appears to support the positions previously taken by the subsidiary regarding the movement of groundwater in the vicinity of the subsidiary’s plant and the ongoing capture of groundwater for treatment by the subsidiary. There is disagreement with the MDEQ regarding the conclusions to be drawn from the data developed from that work. The MDEQ has retained contractors to perform environmental investigations in the vicinity of the plant.

On March 31, 2005, a complaint was filed by the MDEQ in Cadillac, Michigan with the Wexford County Circuit Court. The case is Michigan Department of Environmental Quality v AAR Cadillac Manufacturing, a division of AAR Manufacturing Group, Inc., an Illinois corporation, and AAR Corp., a Delaware corporation, File No. 05-18853-CE. In its complaint, the MDEQ seeks to enforce the Order against the subsidiary and to have the Court impose civil fines and exemplary damages upon the subsidiary for the alleged failure to comply with the Order. The MDEQ seeks to recover its costs incurred in performing response activities (approximately $2,200) from both the subsidiary and the Company and seeks a declaratory judgment that both are liable for all future costs incurred by the State at the facility. The MDEQ also seeks civil fines from the subsidiary for alleged violations of a particular section of a Michigan environmental law. The subsidiary and the Company are engaged with the State in mediation regarding these matters.

The Company and the subsidiary filed their Answer, including Affirmative Defenses, and intend on vigorously defending the complaint filed by the MDEQ. On June 17, 2005, the subsidiary also filed a Petition for Reimbursement of its costs in the amount of $200 incurred in complying with the Order from the State of Michigan cleanup and redevelopment fund established under Michigan law, plus costs and attorney fees. As of May 31, 2006, the subsidiary has charged to operations approximately $1,275 related to this matter.

On January 31, 2006, the MDEQ issued a letter of violation to the subsidiary alleging that the subsidiary failed to timely complete testing of capture and destruction efficiency of emissions at its Cadillac, Michigan plant. The subsidiary negotiated a proposed administrative consent order with the MDEQ Air Quality Division to resolve the matter. Additional testing data was subsequently obtained by the subsidiary and the MDEQ indicating possible additional violations. Because of that newly discovered additional data, the MDEQ withdrew the proposed administrative consent order. The MDEQ has stated that it will demand that the subsidiary pay a larger settlement amount (than the $15 under the proposed administrative consent order) but has not yet specified how much larger that amount will be.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

Fiscal 2005 Compared with Fiscal 2004

Consolidated sales for fiscal 2005 were $747,848, which represents an increase of $103,379 or 16.0% compared to fiscal 2004.

In the Aviation Supply Chain segment, fiscal 2005 sales increased $40,533 or 11.6% compared to fiscal 2004. The sales increase reflects increased demand for engine and airframe parts support as a result of improved conditions in the worldwide commercial aviation industry as well as increased market penetration in Europe and Asia. Gross profit in the Aviation Supply Chain segment increased $15,700 or 30.2% over the prior year due to increased sales volume as well as an improvement in the gross profit margin percentage to 17.3% from 14.9% in the prior year. The improvement in the gross profit margin percentage was attributable to the favorable mix of products sold.

In the Maintenance, Repair and Overhaul segment, sales increased $5,516 or 5.2% compared to fiscal 2004. The sales increase is attributable to our Indianapolis airframe maintenance facility which commenced operations in January 2005. Gross profit in the Maintenance, Repair and Overhaul segment was essentially flat compared with the prior year. The gross profit margin percentage declined slightly from the prior year primarily due to start up activities at the Indianapolis airframe maintenance facility.

In the Structures and Systems segment, sales increased $37,160 or 22.7% compared to fiscal 2004. We experienced strong sales to the U.S. Department of Defense for products supporting deployment activities. We also experienced increased demand for cargo systems and composite structures primarily due to successful sales and marketing efforts. Gross profit in the Structures and Systems segment increased $5,814 or 19.6% over the prior year due to increased sales volume. The gross profit margin percentage declined slightly primarily as a result of mix of products sold.

In the Aircraft Sales and Leasing segment, sales increased $20,170 or 80.8% compared to fiscal 2004. The increase in sales was principally driven by the sale of our interest in certain aircraft for approximately $15,000 which was essentially equal to their book value. Gross profit in the Aircraft Sales and Leasing segment decreased $1,369 or 29.3% over the prior year primarily as a result of a $900 pre-tax charge recorded during the fourth quarter of fiscal 2005 related to the write-down of an aircraft as a result of a renegotiated lease with an airline customer operating under bankruptcy protection.

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

During the first quarter of fiscal 2005, we retired $6,890 of 6.875% notes payable due in December 2007 and $8,000 of 2.875% convertible notes due in February 2024. The notes were repurchased for $13,638, and we charged-off $257 of related capitalized financing costs, resulting in a net gain of $995. During the fourth quarter of fiscal 2005, the term of a non-recourse note payable was extended to November 1, 2009 and the outstanding principal balance was reduced by the lender in the amount of $2,567. The reduction in the outstanding principal balance of $2,567 and the $995 net gain on the early extinguishment of the 6.875% and 2.875% notes are reflected in “Gain (loss) on extinguishment of debt”.

Interest expense declined $1,774 or 9.5% due to lower overall outstanding borrowings, partially offset by $500 of additional interest expense recorded during the first quarter of fiscal 2005 associated with a litigation settlement.

During the second quarter of fiscal 2005, we recorded a favorable federal income tax adjustment of $1,575, as a result of the Act, which included an extension of the foreign tax credit carryforward period from five years to ten years. In previous fiscal years, we had established a deferred tax asset valuation allowance of $1,575 against foreign tax credits expiring in fiscal year 2006. As a result of the new ten-year carryforward period established by the Act, we now expect to utilize the foreign tax credits and recorded a $1,575 credit to the provision for income taxes during the second quarter of fiscal 2005.

During the third quarter of fiscal 2005, upon completion of our fiscal 2004 Federal income tax return, we determined the Company qualified for additional tax benefits of $496 related to higher than estimated margin on fiscal 2004 export activities. Similarly, we recorded a $604 benefit during the third quarter of fiscal 2004 which primarily related to additional tax benefits from fiscal 2003 export activities.

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

Net income increased to $15,453 for fiscal 2005 compared to $3,504 in the prior year due to the factors discussed above.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets. In addition to these cash sources, our capital resources include secured credit arrangements, including a secured revolving credit facility and an accounts receivable securitization program. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions, geo-political events, including the war on terrorism, and our operating performance. Our ability to use our accounts receivable securitization program and revolving credit facility also may be negatively affected by these factors. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. We have a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

At May 31, 2006, our liquidity and capital resources included cash of $121,738 and working capital of $436,666. At May 31, 2006 we had $50,000 available under our accounts receivable securitization program; no accounts receivable were sold under this program as of that date. The amount available under this agreement is based on a formula of qualifying accounts receivable. At May 31, 2006, we had $30,000 available under our secured revolving credit facility; no amounts were outstanding as of this date. The amount available under the revolving credit facility is also based on a formula of qualifying assets as well as outstanding letters of credit. In addition to our domestic facilities, we also have $2,885 available under a foreign line of credit. As of May 31, 2006, the total amount of our cash and amounts available to us under our secured credit arrangements and accounts receivable securitization program totaled $204,623.

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

During the year ended May 31, 2006, we used $40,482 of cash from operations primarily due to an increase in our investment in equipment on long-term lease of $76,156 which reflects investments made to support a new supply chain management program (see Note 8 of Notes to Consolidated Financial Statements) and the purchase of aviation equipment that was previously subject to an operating lease. During fiscal 2006, there was a use of cash from inventories of $58,297 and equipment on or available for short-term lease of $12,892 as we made substantial investments to support other supply chain management programs in the Aviation Supply Chain segment and to meet growing demand for our products and services. There also was a use of cash for accounts receivable of $9,324 primarily due to the increase in fiscal 2006 sales. During fiscal 2006, cash flow from operations benefited from an increase in accounts payable, accrued liabilities and long-term liabilities of $42,510 primarily as a result of increased inventory levels and long-term payables associated with purchases to support a new supply chain management program, as well as net income and depreciation and amortization of $64,385.

During the year ended May 31, 2006, our investing activities used $32,625 of cash principally reflecting capital expenditures of $16,296 and investments made in aircraft joint ventures of $16,717. We expect fiscal 2007 capital expenditures to be $20,000 to $25,000, principally reflecting increased investments across our Aviation Supply Chain; Maintenance Repair and Overhaul and Structures and Systems segments to support our growth initiatives. We also expect to make additional investments in joint ventures during fiscal 2007.

During the year ended May 31, 2006, our financing activities provided $144,655 of cash as a result of proceeds from the issuance of the $150,000 1.75% convertible notes and $11,000 of proceeds on the new note payable secured by a mortgage on our Wood Dale, Illinois building (see Note 2 of Notes to Consolidated Financial Statements). Cash flows from financing activities also benefited from the receipt of $9,402 of cash received upon the exercise of employee stock options. During fiscal 2006, we reduced borrowings by $20,376 which includes the $10,143 payoff of the note payable secured by a mortgage, the early retirement of 6.875% Notes due December 15, 2007 for $7,180, and other scheduled principal reductions, as well as the payment of financing costs of $5,371.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of May 31, 2006 is as follows:

	Payments Due by Period
		Due in	Due in	Due in	Due in	Due in	After
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2007	2008	2009	2010	2011	2011
On Balance Sheet:
Debt	$293,463	$200	$60,460	$200	$200	$55,108	$177,295
Non-recourse Debt	27,241	1,928	2,047	2,173	21,093	—	—
Bank Borrowings	161	161	—	—	—	—	—
Interest	101,384	14,716	13,106	9,848	8,893	8,069	46,752
Off Balance Sheet:
Aviation Equipment
Operating Leases	12,800	3,840	3,840	3,840	1,280	—	—
Facilities and Equipment
Operating Leases	29,445	7,375	5,875	4,838	3,683	3,111	4,563
Garden City Operating Lease	30,512	1,420	1,455	1,492	1,529	1,567	23,049
Purchase Obligations	78,450	72,595	5,832	23	—	—	—

Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2006 was approximately $7,209.

Critical Accounting Policies and Significant Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the consolidated financial statements. The most significant estimates made by management include adjustments to reduce the value of inventories and equipment on or available for lease, allowance for doubtful accounts, revenue recognition, loss accruals for aviation equipment operating leases and assumptions used in determining pension plan obligations. Accordingly, actual results could differ materially from those estimates. The following is a summary of the accounting policies considered critical by management.

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

Revenue Recognition

Certain supply chain management programs that we provide to our customers contain multiple elements or deliverables, such as program and warehouse management, parts distribution and maintenance and repair services. We recognize revenue for each element or deliverable that can be identified as a separate unit of accounting at the time of delivery based upon the relative fair value of the products and services. In connection with these programs, we are required to make certain judgments and estimates concerning the overall profitability of the program and the relative fair value of each element of the arrangement. Differences may occur between the judgments and estimates made by management and actual program results.

Equipment on or Available for Lease

The cost of assets under lease is original purchase price plus overhaul costs. Depreciation is computed using the straight-line method over the estimated service life of the equipment, and maintenance costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”, we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying the provisions of SFAS No. 144 to equipment on or available for lease, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of aircraft and engines which are currently being leased or are available for lease.

Pension Plans

The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term return on plan assets.

Our discount rate is determined based on a review of long-term, high quality corporate bonds as of May 31, 2006 and models that match projected benefit payments to coupons and maturities from the high quality bonds. The assumption for the expected long-term return on plan assets is developed through analysis of historical asset returns by investment category, our fund’s actual return experience and current market conditions. Changes in the discount rate and differences between expected and actual return on plan assets will impact the amount of net periodic pension expense recognized in our Consolidated Statement of Operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

Our exposure to market risk includes fluctuating interest rates under our credit agreements, foreign exchange rates and accounts receivable. See Part II, Item 8 for a discussion on accounts receivable exposure. During fiscal 2006 and 2005, we did not utilize derivative financial instruments to offset these risks.

At May 31, 2006, $30,000 was available under our secured revolving credit facility with Merrill Lynch Capital. Interest on amounts borrowed under this credit facility is LIBOR based. As of May 31, 2006, the outstanding balance under this agreement was $0. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2006 would not have had a material impact on our results of operations.

Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). A hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have a material impact on our financial position or results of operations.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois
July 14, 2006

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31,
	2006	2005	2004
	(In thousands except per share data)
Sales:
Sales from products	$733,408	$632,132	$524,061
Sales from services	139,448	94,364	93,236
Sales from leasing	24,428	21,352	27,172
	897,284	747,848	644,469
Costs and operating expenses:
Costs of products	604,036	535,164	444,846
Cost of services	113,322	72,709	76,301
Cost of leasing	15,945	19,149	22,704
Selling, general and administrative and other	101,326	87,902	80,552
	834,629	714,924	624,403
Equity in earnings of joint ventures	1,502	568	215
Operating income	64,157	33,492	20,281
Gain (loss) on extinguishment of debt	(3,893)	3,562	—
Interest expense	(18,004)	(16,917)	(18,691)
Interest income	3,236	1,502	1,748
Income before provision for income taxes	45,496	21,639	3,338
Provision (benefit) for income taxes	10,333	3,067	(1,227)
Income from continuing operations	35,163	18,572	4,565
Discontinued operations, net of tax:
Operating loss	—	(798)	(1,061)
Loss on disposal	—	(2,321)	—
Loss from discontinued operations	—	(3,119)	(1,061)
Net income	$35,163	$15,453	$3,504
Earnings per share—basic:
Earnings from continuing operations	$1.05	$0.58	$0.14
Loss from discontinued operations	—	(0.10)	(0.03)
Earnings per share—basic	$1.05	$0.48	$0.11
Earnings per share—diluted:
Earnings from continuing operations	$0.94	$0.55	$0.14
Loss from discontinued operations	—	(0.09)	(0.03)
Earnings per share—diluted	$0.94	$0.46	$0.11

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2006	2005
	(In thousands)
Current assets:
Cash and cash equivalents	$121,738	$40,508
Restricted cash	—	9,830
Accounts receivable	136,272	127,121
Inventories	259,570	204,990
Equipment on or available for short-term lease	64,022	50,487
Deposits, prepaids and other	12,986	13,934
Deferred tax assets	29,866	27,672
Total current assets	624,454	474,542
Property, plant and equipment, at cost:
Land	4,828	4,828
Buildings and improvements	57,842	53,921
Equipment, furniture and fixtures	139,863	128,792
	202,533	187,541
Accumulated depreciation	(129,896)	(116,067)
	72,637	71,474
Other assets:
Goodwill, net	44,432	44,416
Equipment on long-term lease	140,743	67,663
Investment in joint ventures	28,498	11,234
Other	68,055	62,901
	281,728	186,214
	$978,819	$732,230

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,
	2006	2005
	(In thousands)
Current liabilities:
Short-term debt	$161	$1,410
Current maturities of long-term debt	200	713
Current maturities of non-recourse long-term debt	1,928	1,622
Accounts payable	97,002	77,015
Accrued liabilities	88,497	79,265
Total current liabilities	187,788	160,025
Long-term debt, less current maturities	293,263	199,919
Non-recourse debt	25,313	27,240
Deferred tax liabilities	25,357	18,089
Other liabilities and deferred income	24,381	12,213
	368,314	257,461
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 40,789 and 35,853 shares, respectively	40,789	35,853
Capital surplus	274,211	189,617
Retained earnings	197,392	162,229
Treasury stock, 4,135 and 3,267 shares at cost, respectively	(69,664)	(50,497)
Unearned restricted stock awards	(6,169)	(2,679)
Accumulated other comprehensive loss—
Cumulative translation adjustments	(739)	(1,797)
Minimum pension liability	(13,103)	(17,982)
	422,717	314,744
	$978,819	$732,230

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED MAY 31, 2006

							Unearned	Accumulated
							Restricted	Other
	Common Stock		Treasury Stock		Capital	Retained	Stock	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Awards	Income (Loss)	Income
	(In thousands)
Balance, May 31, 2003	33,543	$33,543	1,692	$(26,798)	$164,651	$143,272	$(514)	$(19,166)
Net income	—	—	—	—	—	3,504	—	—	$3,504
Exercise of stock options and stock awards	982	982	588	(9,232)	8,030	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	(862)	—	—
Adjustment for net translation gain	—	—	—	—	—	—	—	1,597	1,597
Minimum pension liability, net of tax	—	—	—	—	—	—	—	2,677	2,677
Comprehensive income									$7,778
Balance, May 31, 2004	34,525	$34,525	2,280	$(36,030)	$172,681	$146,776	$(1,376)	$(14,892)
Net income	—	—	—	—	—	15,453	—	—	$15,453
Exercise of stock options and stock awards	1,328	1,328	987	(14,467)	16,936	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	(1,303)	—	—
Adjustment for net translation loss	—	—	—	—	—	—	—	(150)	(150)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(4,737)	(4,737)
Comprehensive income									$10,566
Balance, May 31, 2005	35,853	$35,853	3,267	$(50,497)	$189,617	$162,229	$(2,679)	$(19,779)
Net income	—	—	—	—	—	35,163	—	—	$35,163
Exercise of stock options and stock awards	2,212	2,212	868	(19,167)	37,876	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	(3,490)	—	—
Common stock issued in debt for equity transaction	2,724	2,724	—	—	46,718	—	—	—	—
Adjustment for net translation gain	—	—	—	—	—	—	—	1,058	1,058
Minimum pension liability, net of tax	—	—	—	—	—	—	—	4,879	4,879
Comprehensive income									$41,100
Balance, May 31, 2006	40,789	$40,789	4,135	$(69,664)	$274,211	$197,392	$(6,169)	$(13,842)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2006	2005	2004
	(In thousands)
Cash flows provided from (used in) operating activities:
Net income	$35,163	$15,453	$3,504
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	29,222	29,178	26,680
Deferred tax provision (benefit)—continuing operations	8,078	1,613	(2,826)
Loss on disposal of business, net of tax	—	2,321	—
Changes in certain assets and liabilities:
Accounts receivable	(9,324)	(19,696)	(41,000)
Inventories	(58,297)	(12,013)	15,602
Equipment on or available for short-term lease	(12,892)	(3,154)	(3,233)
Equipment on long-term lease	(76,156)	18,728	(218)
Accounts payable	19,735	19,244	5,868
Accrued liabilities and taxes on income	12,282	6,469	13,143
Long-term liabilities	10,493	1,538	400
Other, primarily deposits and pension contributions	1,214	(8,743)	(3,348)
Net cash provided from (used in) operating activities	(40,482)	50,938	14,572
Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(16,296)	(13,033)	(10,286)
Proceeds from disposal of assets	205	7	92
Proceeds from disposal of business	—	7,700	—
Proceeds from sale of facilities, net	—	—	16,922
Investment in leveraged leases	183	122	245
Other, primarily investment in aircraft joint ventures	(16,717)	(12,380)	(1,347)
Net cash provided from (used in) investing activities	(32,625)	(17,584)	5,626
Cash flows provided from (used in) financing activities:
Proceeds from borrowings	161,000	—	89,701
Reduction in borrowings	(20,376)	(24,005)	(94,615)
Financing costs	(5,371)	(34)	(3,459)
Other, primarily stock option exercises	9,402	2	—
Net cash provided from (used in) financing activities	144,655	(24,037)	(8,373)
Effect of exchange rate changes on cash	(148)	11	31
Increase in cash and cash equivalents	71,400	9,328	11,856
Cash and cash equivalents, beginning of year	50,338	41,010	29,154
Cash and cash equivalents, end of year	$121,738	$50,338	$41,010

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

Description of Business

AAR CORP. is a diversified provider of products and services to the worldwide aviation and aerospace and defense industries. Products and services include: aviation supply chain and parts support programs; maintenance, repair and overhaul of aircraft and landing gear; design and manufacture of specialized mobility and cargo systems and composite structures; and aircraft sales and leasing. We serve commercial and governmental aircraft fleet operators, original equipment manufacturers and independent service providers around the world.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. The equity method of accounting is used for investments in other companies in which we have significant influence; generally this represents common stock ownership of at least 20% and not more than 50% (see Note 7 for a discussion of aircraft joint ventures).

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

The amount reported under the caption “Goodwill, net” is comprised entirely of goodwill associated with acquisitions we made, principally since the beginning of fiscal 1998. Each of the acquisitions involved a single business that now comprises or is included in a single operating segment. We were not required to allocate goodwill related to specific acquisitions across two or more segments. For the annual impairment test, we compare an estimate of the fair value of each of our reportable segments to its carrying amount. The estimated fair value of each reportable segment was determined utilizing a valuation technique based on a multiple of earnings.

Goodwill by reportable segment is as follows:

	May 31,
	2006	2005
Aviation Supply Chain	$20,110	$20,094
Maintenance, Repair and Overhaul	5,838	5,838
Structures and Systems	18,484	18,484
	$44,432	$44,416

Stock Options

We have an employee stock option plan which is more fully described in Note 4. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock options were granted during fiscal 2006 other than reload options, which resulted from the exercise of original stock options granted in prior years. Effective May 1, 2006, the reload provision was eliminated from substantially all outstanding stock option arrangements.

On April 11, 2006, our Board of Directors approved the acceleration of the vesting of all unvested stock options granted in fiscal 2003 and 2004 to employees of the Company and subsidiaries, including executive officers, and members of the Board of Directors. As a result of this action, approximately 679,400 employee stock options that were scheduled to vest in fiscal 2007, 2008 and 2009 became fully exercisable effective May 1, 2006.

The accelerated vesting enabled us to reduce the amount of future compensation expense that would otherwise be required to be recognized in our consolidated statements of operations with respect to these options upon the adoption of SFAS No. 123(R), “Share-Based Payment” which becomes effective for the Company June 1, 2006. The aggregate future expense that was eliminated as a result of the acceleration is approximately $1,800. The acceleration resulted in a non-cash, one-time pre-tax stock compensation expense of $362 in the fourth quarter of fiscal 2006.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plan. Pro forma net income and

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

earnings per share amounts for the years ended May 31, 2005 and 2004 have been revised from prior years’ presentation to reflect more accurate assumptions used in estimating the fair value of options granted in those years and the vesting period of options granted.

	For the Year Ended May 31,
	2006	2005	2004
Net income as reported	$35,163	$15,453	$3,504
Add: Stock-based compensation expense included in net income as reported, net of tax	2,634	1,540	323
Deduct: Total compensation expense determined under fair value method for all awards, net of tax	(6,464)	(5,170)	(3,810)
Pro forma net income	$31,333	$11,823	$17
Earnings per share—basic:
As reported	$1.05	$0.48	$0.11
Pro forma	$0.94	$0.37	$0.00
Earnings per share—diluted:
As reported	$0.94	$0.46	$0.11
Pro forma	$0.84	$0.36	$0.00

The weighted average fair value per share of stock options granted during fiscal 2006, 2005 and 2004 was $3.71, $2.87 and $3.46, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Options Granted In Fiscal Year
	2006	2005	2004
Risk-free interest rate	4.3%	3.3%	2.9%
Expected volatility of common stock	34.1%	45.6%	45.0%
Dividend yield	0.0%	0.0%	0.0%
Expected option term in years	1.0	1.1	3.2

Cash and Cash Equivalents

At May 31, 2006 and 2005, cash equivalents of approximately $40,535 and $9,830, respectively, represents investments in funds holding high-quality commercial paper. The carrying amount of cash equivalents approximates fair value at May 31, 2006 and 2005, respectively. As of May 31, 2006, no cash was restricted to support letters of credit.

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

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

On March 21, 2003, we entered into a $35,000 accounts receivable securitization program with LaSalle Business Credit L.L.C. (LaSalle). On November 30, 2004, the agreement with LaSalle was amended and the facility was increased to $50,000. The current facility expires in March 2009 and bears interest at LIBOR plus 200 basis points. Under the program, on each business day certain of our subsidiaries sell all new eligible receivables to an entity that is a wholly owned and consolidated subsidiary of the Company. This entity in turn sells an undivided percentage ownership interest in such eligible receivables to LaSalle. Accounts receivable sold under this program are removed from the consolidated balance sheet, net of the retained interest. The retained interest is included in accounts receivable at fair value, which takes into consideration expected credit losses based on the specific identification of uncollected accounts. Since accounts receivable sold under the program carry 30 day terms, the retained interest is not discounted. Certain classes of receivables are not intended for sale to the entity, including, but not limited to, accounts receivable that are not eligible receivables under the program at the time of sale, receivables related to sales to certain foreign entities and receivables generated by sales to governmental entities other than the U.S. government. Costs related to this arrangement are included in interest expense. At May 31, 2006 and 2005, accounts receivable sold under the program were $0.

Foreign Currency

All balance sheet accounts of foreign subsidiaries transacting business in currencies other than the U.S. dollar are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.

Financial Instruments and Concentrations of Market or Credit Risk

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation and aerospace industry. Accounts receivable due from the U.S. Department of Defense were $16,347 and $13,037 at May 31, 2006 and 2005, respectively. We perform regular evaluations of customer payment experience, current financial condition and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

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

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods. We also purchase aircraft and engines for disassembly to individual parts and components. Costs are assigned to these individual parts and components based on list prices from original equipment manufacturers and recent sales history.

The following is a summary of inventories:

	May 31,
	2006	2005
Raw materials and parts	$58,421	$43,576
Work-in-process	30,651	30,528
Purchased aircraft, parts, engines and components held for sale	170,498	130,886
	$259,570	$204,990

Government Grants

In connection with our occupancy of the Indianapolis Maintenance Center (IMC), the State of Indiana and the City of Indianapolis committed $7,000 of government grants to assist with the initial mobilization and start-up of the facility, as well as to assist us with the purchase of certain capital equipment. During fiscal 2006 and 2005, we received $300 and $3,700 respectively, of grants for mobilization, training and other start-up related costs and have offset the receipt of these grants against applicable mobilization and other start-up related costs incurred by us.

Equipment under Operating Leases

Lease revenue is recognized as earned. The cost of the asset under lease is original purchase price plus overhaul costs. Depreciation for aircraft is computed on a straight-line method over the estimated service life of the equipment. The balance sheet classification is generally based on lease term, with fixed-term leases less than twelve months generally classified as short-term and all others generally classified as long-term.

Equipment on short-term lease consists of aircraft engines and parts on or available for lease to satisfy customers’ immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to twelve months. Equipment on long-term lease consists of aircraft and engines on lease with commercial airlines for more than twelve months (see Note 8).

Our aircraft and engine portfolio recorded on our consolidated balance sheet includes five narrow-body and two wide-body aircraft and several types of engines. Of the seven aircraft owned by us outside of aircraft joint ventures, six were acquired prior to September 11, 2001. Several engines also were acquired prior to September 11, 2001. Demand and lease rates for many of these assets have not returned to pre-September 11, 2001 levels. In accordance with SFAS No. 144, we are required to test for impairment of these assets and previously adjusted the carrying value for certain of these assets (see Note 11). During the fourth quarter of fiscal 2005, we recorded a $900 charge related to the write-down of an aircraft as a result of a renegotiated lease with an airline customer operating under bankruptcy protection. When applying the

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

provisions of SFAS No. 144 to our aircraft and engine portfolio, we utilized certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Unfavorable differences between actual results and expected results could result in future impairments in our aircraft and engine lease portfolio.

All of the aircraft in our aircraft portfolio are currently on lease. Future rent due to us under non-cancelable leases for aircraft and engines during each of the next five fiscal years is $22,372 in 2007, $14,793 in 2008, $12,724 in 2009, $6,104 in 2010 and $2,664 in 2011.

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

Supplemental Information on Cash Flows

Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2006	2005	2004
Interest paid	$13,588	$13,764	$15,246
Income taxes paid	1,303	591	740
Income tax refunds and interest received	1,137	1,138	1,026

During the third quarter of fiscal 2006, we acquired $50,645 aggregate principal amount of our 2.875% Convertible Senior Notes due 2024, or approximately 76% of the previously outstanding principal

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

amount, in exchange for an aggregate 2,724 newly issued shares of common stock plus $3,893 in cash, in privately negotiated transactions exempt from the registration requirements under the Securities Act of 1933, as amended. The number of shares issued was equivalent to the number into which the notes were convertible under the original terms of the notes. We recorded a $3,893 pre-tax loss on the exchange of the notes into stock in advance of the call date of the notes; this loss was comprised of interest that the note holders would otherwise have been entitled to receive as well as an incentive payment for the exchange. As a result of these transactions, our long-term debt decreased by $50,645 and stockholders’ equity increased by $46,600. The 2,724 newly issued shares did not impact diluted earnings per share because the equivalent shares are already included in the diluted earnings per share calculation.

As of May 31, 2006, the outstanding balance of the 2.875% Convertible Senior Notes due 2024 was $16,355 and as of March 15, 2006, these notes can be converted into shares of common stock at the option of the note holder.

During fiscal 2006, 2005 and 2004, treasury stock increased $19,167, $14,467 and $9,232, respectively, principally reflecting the impact from the exercise of stock options.

Use of Estimates

We have made estimates and utilized certain assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

New Accounting Standards

SFAS No. 123(R) was issued in December 2004. SFAS No. 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured based on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. On April 15, 2005, the Securities and Exchange Commission (SEC) adopted a rule that delays required stock option and other share plan expensing under SFAS No. 123(R). Under the SEC’s rule, public companies are required to implement SFAS No. 123(R) at the beginning of their first fiscal year that begins after June 15, 2005. During the fourth quarter of fiscal 2006, we eliminated the re-load provision from substantially all stock option agreements and accelerated the vesting for all unvested stock options effective May 1, 2006. As a result of these actions, the adoption of SFAS No. 123(R) is not expected to have a material impact on our results of operations.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

Reclassification

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

2.   Financing Arrangements

Revolving Credit Facility

We maintain a secured revolving credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Merrill Lynch). The maximum amount available to us under this agreement is $30,000 and as of May 31, 2006 and 2005, the amount available was $30,000 and $26,207, respectively. Availability is based on a formula of qualifying assets as well as outstanding letters of credit, and borrowings are secured by substantially all of our inventories and certain other assets. The facility expires on June 1, 2007, however, Merrill Lynch may terminate the facility in the event of an adverse change to our business. The facility bears interest at LIBOR plus 250 basis points and carries a one-percent facility fee on the unused portion of the agreement. The amount outstanding under this agreement was $0 at May 31, 2006 and 2005, respectively.

Short-term borrowing activity under our revolving credit facilities was as follows:

	For the Year Ended May 31,
	2006	2005	2004
Maximum amount borrowed	$25,000	$21,000	$24,008
Average daily borrowings	7,216	5,248	7,878
Average interest rate during the year	6.76%	5.47%	3.98%

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

2.   Financing Arrangements (Continued)

A summary of our recourse and non-recourse long-term debt was as follows:

	May 31,
	2006	2005
Recourse debt
Notes payable due December 15, 2007 with interest at 6.875% payable semi-annually on June 15 and December 15	$40,200	$47,380
Notes payable due May 15, 2008 with interest at 7.98% payable semi-annually on June 1 and December 1	20,000	20,000
Mortgage loan due July 1, 2008 with interest at 6.25%	—	10,144
Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	55,000	55,000
Mortgage loan due August 1, 2015 with interest at 5.01%	11,000	—
Convertible notes payable due February 1, 2024 with interest at 2.875% payable semi-annually on February 1 and August 1	16,355	67,000
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	150,000	—
Industrial revenue bond, (secured by trust indenture on property, plant and equipment) due December 1, 2010 with floating interest rate, payable quarterly—interest 3.63% at May 31, 2006	908	1,108
Total recourse debt	293,463	200,632
Current maturities of recourse debt	(200)	(713)
Long-term recourse debt	$293,263	$199,919
Non-recourse debt
Non-recourse note payable due November 2009 with interest at 6.00%	$27,241	$28,862
Current maturities of non-recourse debt	(1,928)	(1,622)
Long-term non-recourse debt	$25,313	$27,240

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

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

2.   Financing Arrangements (Continued)

(iii) upon a redemption notice; (iv) if a designated event or similar change of control transaction occurs; (v) upon specified corporate transactions; or (vi) during the ten trading day period ending at the close of business on the business day immediately preceding the stated maturity date on the notes. Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of common stock, at our option, in an amount per note equal to the applicable conversion rate multiplied by the applicable stock price.

We may redeem for cash all or a portion of the notes at any time on or after February 6, 2013 at specified redemption prices. Holders of the notes have the right to require us to purchase for cash all or any portion of the notes on February 1, 2013, 2016 and 2021 at a price equal to 100% of the principal amount of the notes plus accrued interest and unpaid interest, if any, to the purchase date. The notes are senior, unsecured obligations and rank equal in right of payment with all other unsecured and unsubordinated indebtedness. Costs associated with this transaction of approximately $4,875 are being amortized over a seven-year period. Net proceeds from this transaction were $145,125 and were used in part to repurchase $25,000 of accounts receivable which had been sold under our accounts receivable securitization facility, to repay $25,000 outstanding under our secured revolving credit facility and to purchase aviation equipment for $11,232 which was subject to an operating lease.

On July 15, 2005, we refinanced a mortgage loan with Principal Commercial Funding, LLC. Proceeds from the new loan were $11,000 and the term of the financing is 10 years with a fixed rate of 5.01%. Under the terms of the new loan, interest payments are due monthly with a balloon payment of $11,000 due August 1, 2015. The new loan payable is secured by our Wood Dale, Illinois facility. At May 31, 2006, the net book value of our Wood Dale, Illinois facility is $14,985.

During fiscal 2006, we retired $7,180 of 6.875% notes payable due in December 2007. During the first quarter of fiscal 2005, we retired $6,890 of 6.875% notes payable due in December 2007 and $8,000 of 2.875% convertible notes due in February 2024. The notes were repurchased for $13,638, and we recorded charges of $257 to write-off capitalized financing costs, resulting in a net gain of $995. During the fourth quarter of fiscal 2005, the term of the non-recourse note payable was extended to November 1, 2009 and the outstanding principal balance was reduced by the lender in the amount of $2,567. The reduction in the outstanding principal balance of $2,567 and the $995 net gain on the early extinguishment of the 6.875% and 2.875% notes are presented as gain (loss) on extinguishment of debt.

We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters. We are in compliance with all financial covenants under our financing arrangements. The aggregate amount of long-term recourse debt maturing during each of the next five fiscal years is $200 in 2007, $60,460 in 2008, $200 in 2009, $200 in 2010 and $55,108 in 2011. Our long-term recourse debt was estimated to have a fair value of approximately $305,754 at May 31, 2006. The fair value was determined using available market information.

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

3.   Income Taxes

The provision (benefit) for income taxes on continuing operations includes the following components:

	For the Year Ended May 31,
	2006	2005	2004
Current:
Federal	$1,355	$1,034	$1,329
State	900	420	270
	2,255	1,454	1,599
Deferred	8,078	1,613	(2,826)
	$10,333	$3,067	$(1,227)

The deferred tax provision (benefit) results primarily from differences between financial reporting and taxable income arising from alternative minimum tax carryforwards, net operating loss (NOL) carryforwards, foreign tax credit carryforwards, depreciation and leveraged leases.

The provision (benefit) for income taxes on continuing operations differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2006, 2005 and 2004, for the following reasons:

	For the Year Ended May 31,
	2006	2005	2004
Provision for income taxes at the federal statutory rate	$15,924	$7,574	$1,168
Tax benefits on exempt earnings from export sales	(5,806)	(3,430)	(2,625)
State income taxes, net of federal benefit and refunds	585	270	175
Changes in valuation allowance	—	(1,575)	637
Reduction in income tax accrued liabilities and other	(370)	228	(582)
Provision (benefit) for income taxes on continuing operations	$10,333	$3,067	$(1,227)

During the third quarter of fiscal 2006, upon completion of our fiscal 2005 Federal income tax return, we determined that the Company qualified for additional tax benefits of $1,606 related to higher than estimated margin on fiscal 2005 export activities. Similarly, we recorded a $496 benefit during the third quarter of fiscal 2005 which primarily related to additional tax benefits from fiscal 2004 export activities.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3.   Income Taxes (Continued)

In previous fiscal years, we had established a deferred tax valuation allowance of $1,575 against foreign tax credits expiring in fiscal year 2006. As a result of the ten-year carryforward period (formerly five years) established by the American Jobs Creation Act of 2004, we expect to utilize the foreign tax credits and recorded a $1,575 credit to the provision for income taxes during the second quarter of fiscal 2005.

Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes and consist of the following components:

	May 31,
	2006	2005
Deferred tax assets-current attributable to:
Inventory costs	$26,099	$29,977
Employee benefits (accruals)	(175)	(4,061)
Allowance for doubtful accounts	1,473	1,756
Advanced billings and other	2,469	—
Total deferred tax assets-current	$29,866	$27,672
Deferred tax assets-noncurrent attributable to:
Postretirement benefits (liabilities)	$7,495	$10,122
Alternative minimum tax carryforwards, NOL carryforwards and foreign tax credit carryforwards	16,545	24,682
Total deferred tax assets-noncurrent	$24,040	$34,804
Total deferred tax assets	$53,906	$62,476
Deferred tax liabilities attributable to:
Depreciation	$(42,345)	$(45,424)
Leveraged leases	(7,052)	(7,469)
Total deferred tax liabilities	$(49,397)	$(52,893)
Net deferred tax assets	$4,509	$9,583

As of May 31, 2006, we have determined that the realization of our deferred tax assets is more likely than not, and that a valuation allowance is not required based upon our prior history of operating earnings, the nature of certain of our deferred tax assets, our expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to depreciation. At May 31, 2006, we had federal net operating loss carryforwards of approximately $39,028 of which $13,315 will expire after fiscal 2022, $12,561 will expire after fiscal 2023 and $13,152 will expire after fiscal 2024.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

4.   Common Stock and Stock Options

We have established stock option plans for our officers and key employees. Stock option awards under the AAR Stock Benefit Plan typically expire ten years from the date of grant or earlier upon termination of employment, become exercisable in five equal increments on successive grant anniversary dates at the New York Stock Exchange closing common stock price on the date of grant and, for certain individuals, stock rights exercisable in the event of a change in control of the Company.

A summary of changes in stock options (in thousands) granted to officers, key employees and nonemployee directors under stock option plans for the three years ended May 31, 2006 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 31, 2003 (2,754 exercisable)	4,602	$15.27
Granted	1,524	9.32
Exercised	(785)	9.75
Surrendered/expired/cancelled	(187)	15.31
Outstanding, May 31, 2004 (3,390 exercisable)	5,154	14.35
Granted	845	14.66
Exercised	(1,186)	11.03
Surrendered/expired/cancelled	(206)	16.37
Outstanding, May 31, 2005 (3,414 exercisable)	4,607	15.17
Granted	364	22.28
Exercised	(1,818)	13.70
Surrendered/expired/cancelled	(73)	15.19
Outstanding, May 31, 2006 (3,080 exercisable)	3,080	$16.88

The following table provides additional information regarding stock options (in thousands) outstanding as of May 31, 2006:

Option		Weighted Average	Number of	Weighted Average
Exercise	Options	Remaining Contractual	Options	Exercise Price of
Price Range	Outstanding	Life of Options (Years)	Exercisable	Options Exercisable
$3.06—12.25	737	7.1	737	$7.18
$12.26—18.38	1,089	4.4	1,089	$15.99
$18.39—24.50	1,145	2.5	1,145	$23.06
$24.51—30.63	109	3.7	109	$26.34
	3,080	4.3	3,080	$16.88

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

	For the Year Ended May 31,
	2006	2005	2004
Shares of restricted stock granted	438	150	202
Weighted average per share fair value	$18.24	$16.04	$6.96

Compensation cost is included in results of operations over the vesting period. Expense (income) relating to restricted stock awards for the three-year period ended May 31, 2006 was as follows:

	For the Year Ended May 31,
	2006	2005	2004
Expense	$3,728	$1,295	$516
Forfeitures (income)	(38)	(32)	(17)
Net	$3,690	$1,263	$499

All equity compensation plans have been approved by shareholders. The number of options and awards outstanding and available for grant or issuance for each of our stock plans are as follows (in thousands):

	May 31, 2006
	Outstanding	Available	Total
Stock Benefit Plan (officers, directors and key employees)	4,039	3,505	7,544
Employee Stock Purchase Plan	—	144	144

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

On June 20, 2006 our Board of Directors authorized us to purchase up to 1,500,000 shares of our common stock on the market. This action superseded our previous stock repurchase plan which had remaining authorization to purchase 1,255,000 shares.

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

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

5.   Earnings Per Share (Continued)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2006 (shares in thousands).

	For the Year Ended May 31,
	2006	2005	2004
Income from continuing operations	$35,163	$18,572	$4,565
Loss from discontinued operations, net of tax	—	(3,119)	(1,061)
Net income	$35,163	$15,453	$3,504
Basic shares:
Weighted average common shares outstanding	33,530	32,297	32,111
Earnings per share—basic:
Earnings from continuing operations	$1.05	$0.58	$0.14
Loss from discontinued operations, net of tax	—	(0.10)	(0.03)
Earnings per share—basic	$1.05	$0.48	$0.11
Net income	$35,163	$15,453	$3,504
Add: After-tax interest on convertible debt	1,461	1,230	—
Net income for diluted EPS calculation	$36,624	$16,683	$3,504
Diluted shares:
Weighted average common shares outstanding	33,530	32,297	32,111
Additional shares from the assumed exercise of stock options	487	304	281
Additional shares from the assumed vesting of restricted stock	473	—	—
Additional shares from the assumed conversion of convertible debt	4,362	3,604	—
Weighted average common shares outstanding—diluted	38,852	36,205	32,392
Earnings per share—diluted:
Earnings from continuing operations	$0.94	$0.55	$0.14
Loss from discontinued operations, net of tax	—	(0.09)	(0.03)
Earnings per share—diluted	$0.94	$0.46	$0.11

At May 31, 2006 and 2005, respectively, options to purchase 1.2 million and 3.4 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans

We have defined contribution and defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

Defined Benefit Plans

Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2006 was 4.6%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. During the fourth quarter of fiscal 2005, we recorded a $667 curtailment loss associated with this change to the cash balance plan. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

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

We also provide supplemental retirement and profit sharing benefits for current and former executives and key employees to supplement benefits provided by our other benefit plans. The defined benefit portion of these plans is not funded and may require funding in the event of a change in control of the Company as determined by our Board of Directors.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

The following table sets forth the change in projected benefit obligations for all of our pension plans:

	May 31,
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$90,829	$77,044
Service cost	1,567	2,841
Interest cost	4,717	4,899
Plan participants’ contributions	252	228
Amendments	104	(3,754)
Net actuarial loss (gain)	(7,141)	14,313
Benefits paid	(5,901)	(4,742)
Benefit obligation at end of year	$84,427	$90,829

The projected benefit obligation is measured at May 31 of each year using the following weighted average assumptions:

	May 31,
	2006	2005
Domestic plans:
Discount rate	6.40%	5.40%
Compensation increase rate	3.50	3.00
Non-domestic plans:
Discount rate	4.75%	4.25%
Compensation increase rate	3.00	3.00

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. Constraints were applied with respect to callability, and credit quality. In addition, 3% of the bonds were deemed outliers due to questionable pricing information and consequently were excluded from consideration.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

The following table sets forth the change in fair value of plan assets:

	May 31,
	2006	2005
Change in plan assets:
Fair value of plan assets at beginning of year	$69,859	$60,834
Actual return on plan assets	6,731	6,925
Employer contributions	4,180	6,614
Plan participants’ contributions	252	228
Benefits paid	(5,901)	(4,742)
Fair value of plan assets at end of year	$75,121	$69,859

The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,		Target Asset
	2006	2005	Allocation
Equity securities	65%	61%	45 - 65%
Fixed income securities	27	32	25 - 55%
Other (fund-of funds hedge fund)	8	7	0 - 20%
	100%	100%

The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974 (ERISA). The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. Direct investments in our securities and the use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds and individual common stocks and in fiscal 2006 and 2005 included an investment in a fund-of funds hedge fund.

The assets of the non-domestic plan are invested in compliance with local laws and regulations and are comprised of insurance contracts and equity and fixed income mutual funds.

To develop our expected long-term rate of return assumption on domestic plans, we use long-term historical return information for our targeted asset mix and current market conditions. Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing $2,000 to $4,000 during fiscal 2007.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

The following table sets forth all of the defined benefit plan’s funded status and the amount recognized in our consolidated balance sheets:

	May 31,
	2006	2005
Funded status	$(9,306)	$(20,970)
Unrecognized actuarial losses	24,416	34,050
Unrecognized prior service cost	1,021	1,005
Prepaid pension costs	$16,131	$14,085

A minimum pension liability adjustment is required when the actuarial present value of accumulated plan benefits exceeds plan assets and accrued pension liabilities. During fiscal 2006, we reduced the minimum pension liability by $7,555, and $4,879, net of tax, was reported as a component of comprehensive income. During fiscal 2005, we increased the minimum pension liability by $6,475, and $4,737, net of tax, was reported as a component of comprehensive income. The accumulated benefit obligation for all pension plans was $82,077 and $88,600 as of May 31, 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	May 31,
	2006	2005
Projected benefit obligation	$63,963	$90,829
Accumulated benefit obligation	63,077	88,600
Fair value of plan assets	53,307	69,859

Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2006	2005	2004
Service cost	$1,567	$2,841	$2,834
Interest cost	4,717	4,899	4,483
Expected return on plan assets	(5,764)	(5,701)	(4,886)
Amortization of prior service cost	112	295	298
Recognized net actuarial loss	1,052	1,155	1,392
Transitional obligation	—	68	89
Curtailment	—	667	—
Settlement charge	156	—	—
	$1,840	$4,224	$4,210

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

The following table summarizes our estimated future pension benefits by fiscal year:

	Fiscal Year
	2007	2008	2009	2010	2011	2012 to 2016
Estimated pension benefits	$5,596	$7,635	$5,067	$4,562	$4,644	$24,694

A summary of the weighted average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2006	2005	2004
Domestic plans:
Discount rate	5.40%	6.50%	6.00%
Rate of compensation increase	3.00	3.00	3.00
Expected long-term return on plan assets	8.50	8.50	8.50
Non-domestic plans:
Discount rate	4.25%	5.50%	5.25%
Rate of compensation increase	3.00	3.25	3.25
Expected long-term return on plan assets	6.50	6.50	6.50

Defined Contribution Plan

The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Company contributions vest on a pro-rata basis during the first three years of employment. Expense charged to results of operations for Company matching contributions, including profit sharing contributions, was $4,216 in fiscal 2006, $897 in fiscal 2005 and $331 in 2004.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

7.   Aircraft Joint Ventures

We have invested in limited liability companies that are accounted for under the equity method of accounting. Our membership interest in these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft. Acquired aircraft are purchased with cash contributions by the members of the companies and debt financing provided on a limited recourse basis. Under the terms of a servicing agreement with the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process, records management and lease and bank negotiations. We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies. During fiscal 2006 and 2005, we were paid $574 and $229, respectively, for such services. The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Summarized financial information for these limited liability companies is as follows:

	For the Year Ended May 31,
	2006	2005
Statement of operations information:
Sales	$28,857	$11,249
Income before provision for income taxes	3,314	1,136

	May 31,
	2006	2005
Balance sheet information:
Assets	$123,177	$47,309
Debt	64,934	23,431
Members’ capital	54,949	21,885

We also have an investment in an aircraft joint venture company that we consolidate. The joint venture company owns an aircraft on lease to a foreign carrier. This aircraft was subject to a note payable to a major financial institution that was guaranteed by AAR. During the third quarter of fiscal 2005, we paid the debt of $6,022 in full. We consolidate the financial position and results of operations of this joint venture because we are the primary beneficiary of the joint venture. The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at May 31, 2006.

8.   Equipment on Long-Term Lease

In August 2005, we entered into a ten-year agreement with a customer to provide supply chain services for their fleet of CRJ 700/900 and ERJ 145 regional jets. As part of the agreement, we purchased from the customer approximately $36,500 of equipment to support the program. The equipment was purchased with an initial cash payment of $22,750, with the remaining balance of approximately $13,750 due in installments in August 2006, 2007 and 2008. The equipment is included in equipment on long-term lease on the consolidated balance sheet and is being depreciated on a straight-line basis over 10 years to a

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

8.   Equipment on Long-Term Lease (Continued)

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

9.   Commitments and Contingencies

On October 3, 2003, we entered into a sale-leaseback transaction whereby the Company sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease in accordance with SFAS No. 13 “Accounting for Leases”. Net proceeds from the sale of the facility were $13,991 and the cost and related accumulated depreciation of the facility of $9,472 and $4,595, respectively, were removed from the consolidated balance sheet. The gain realized on the sale of $9,114 has been deferred and is being amortized over the 20-year lease term in accordance with SFAS No. 13. The unamortized balance of the deferred gain as of May 31, 2006 is $7,994 and is included in Other liabilities and deferred income on the consolidated balance sheet.

In June 2004, we signed an agreement to occupy a portion of the Indianapolis Maintenance Center (IMC). In fiscal 2005, we commenced airframe maintenance operations at the IMC and currently occupy five bays and certain office space, with options to occupy up to five additional bays. In connection with the lease, we are entitled to receive rent credits as we increase the number of bays we occupy. During fiscal 2006 and 2005, we received $1,700 and $350, respectively of such rent credits and in accordance with SFAS No. 13 are treating the rent credits as lease incentives, which are being amortized over the term of the lease.

In addition to the Garden City and IMC leases, we lease other facilities, equipment and aviation equipment under agreements that are classified as operating leases that expire at various dates through 2023. Future minimum payments under all operating leases at May 31, 2006 are as follows:

	Future Minimum Payments
	Facilities and	Aviation
Year	Equipment	Equipment
2007	$8,795	$3,840
2008	7,330	3,840
2009	6,330	3,840
2010	5,212	1,280
2011	4,678	—
2012 and thereafter	27,612	—

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

9.   Commitments and Contingencies (Continued)

Rental expense during the past three fiscal years was as follows:

	For the Year Ended May 31,
	2006	2005	2004
Facilities and Equipment	$12,514	$9,445	$8,193
Aviation Equipment	1,538	2,629	3,051

We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2006 was approximately $7,209.

We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business (see Item 3 Legal Proceedings). In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

10.   Discontinued Operations

On February 17, 2005, we sold substantially all of the assets, subject to certain liabilities, of our engine component repair business, located in Windsor, Connecticut. The engine component repair business was a unit within the Aviation Supply Chain segment. We received as consideration cash of $7,700 and acquired inventory having a value of approximately $1,200, subject to certain adjustments. As a result of the transaction, we recorded a pre-tax charge of $3,651 ($2,321 after-tax), representing the loss on disposal. Of the $3,651 pre-tax charge, severance charges were $287 and closing costs related to the transactions were $619. The remaining portion of the charge of $2,745 represents the difference between the consideration received and the net book value of the assets sold.

Revenues and the pre-tax operating loss for fiscal years 2005 and 2004 for the discontinued operations are summarized as follows:

	For the Year Ended May 31,
	2005	2004
Revenues	$5,898	$7,488
Pre-tax operating loss	(1,229)	(1,631)

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

A summary of the carrying value of impaired inventory and engines, after giving effect to the impairment charges recorded by us during fiscal 2003 and fiscal 2002 are as follows:

	May 31,	May 31,	May 31,	November 30,
	2006	2005	2004	2001
Net impaired inventory and engines	$36,000	$43,200	$51,500	$89,600

Proceeds from sales of impaired inventory and engines for the twelve-month periods ended May 31, 2006, 2005, and 2004 were $7,300, $7,900, and $7,300, respectively.

12.   Other Noncurrent Assets

At May 31, 2006 and 2005, other noncurrent assets consisted of the following:

	May 31,
	2006	2005
Notes receivable	$11,026	$10,679
Investment in leveraged lease	9,236	9,419
Investment in aviation equipment	—	8,498
Cash surrender value of life insurance	8,444	7,091
Debt issuance costs	5,956	2,878
Licenses and rights	2,357	2,837
Other	31,036	21,499
	$68,055	$62,901

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

13.   Business Segment Information

Segment Reporting

We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing. In connection with filing our fiscal year 2005 Form 10-K, we re-named our reportable segments and changed the composition of some of the businesses within these segments. The changes to our reportable segments were necessary to align our reportable segments consistent with the way our Chief Executive Officer evaluates performance and the way we are internally organized. We believe these changes provide enhanced transparency to our airframe maintenance activities, which are becoming a more material part of our business as a result of our occupancy of an airframe maintenance facility in Indianapolis, Indiana. Further, it combines the performance of our aircraft component repair business with our parts distribution, program and logistics businesses, which is consistent with how we present these products and services to the marketplace. We changed the name of our Manufacturing segment to Structures and Systems, which better defines the products and services offered by this segment of our Company. All prior segment information has been restated to conform with the current composition of our reportable segments, which was adopted effective May 31, 2005.

Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft airframe parts. We also provide customized inventory supply and management and performance-based logistics programs for engine and airframe parts and components. Sales also include the sale and lease of commercial jet engines. Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

13.   Business Segment Information (Continued)

Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment is as follows:

	For the Year Ended May 31,
	2006	2005	2004
Net sales:
Aviation Supply Chain	$461,166	$390,060	$349,527
Maintenance, Repair and Overhaul	182,258	111,932	106,416
Structures and Systems	240,513	200,717	163,557
Aircraft Sales and Leasing	13,347	45,139	24,969
	$897,284	$747,848	$644,469

	For the Year Ended May 31,
	2006	2005	2004
Gross profit:
Aviation Supply Chain	$99,255	$67,672	$51,972
Maintenance, Repair and Overhaul	25,914	14,414	14,351
Structures and Systems	34,471	35,435	29,621
Aircraft Sales and Leasing	4,341	3,305	4,674
	$163,981	$120,826	$100,618

	May 31,
	2006	2005	2004
Total assets:
Aviation Supply Chain	$422,519	$298,477	$287,434
Maintenance, Repair and Overhaul	91,332	86,271	69,145
Structures and Systems	113,189	97,780	93,956
Aircraft Sales and Leasing	141,158	119,581	135,598
Corporate	210,621	130,121	123,159
	$978,819	$732,230	$709,292

	For the Year Ended May 31,
	2006	2005	2004
Capital expenditures:
Aviation Supply Chain	$5,093	$3,777	$3,944
Maintenance, Repair and Overhaul	2,556	2,817	1,650
Structures and Systems	6,806	5,222	4,237
Aircraft Sales and Leasing	—	48	7
Corporate	1,841	1,169	448
	$16,296	$13,033	$10,286

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

13.   Business Segment Information (Continued)

	For the Year Ended May 31,
	2006	2005	2004
Depreciation and amortization:
Aviation Supply Chain	$11,849	$10,768	$9,764
Maintenance, Repair and Overhaul	2,834	2,534	2,474
Structures and Systems	4,929	4,481	4,001
Aircraft Sales and Leasing	6,553	7,315	5,925
Corporate	3,057	4,080	4,516
	$29,222	$29,178	$26,680

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	For the Year Ended May 31,
	2006	2005	2004
Segment gross profit	$163,981	$120,826	$100,618
Selling, general and administrative and other	(101,326)	(87,902)	(80,552)
Equity in earnings of joint ventures	1,502	568	215
Gain (loss) on extinguishment of debt	(3,893)	3,562	—
Interest expense	(18,004)	(16,917)	(18,691)
Interest income	3,236	1,502	1,748
Income before provision for income taxes	$45,496	$21,639	$3,338

No single non-government customer represents 10% or more of total sales in any of the last three fiscal years. Sales to the U.S. Department of Defense and its contractors by segment are as follows:

	For the Year Ended May 31,
	2006	2005	2004
Aviation Supply Chain	$77,340	$69,027	$66,137
Maintenance, Repair and Overhaul	31,089	25,976	27,370
Structures and Systems	191,809	157,165	129,051
	$300,238	$252,168	$222,558
Percentage of total sales	33.5%	33.7%	34.5%

Geographic Data

	May 31,
	2006	2005
Long-lived assets:
United States	$343,121	$246,120
Europe	11,090	11,378
Other	154	190
	$354,365	$257,688

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

13.   Business Segment Information (Continued)

Export sales from our U.S. operations to unaffiliated customers, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $181,676 (20.2% of total sales), $178,211 (23.8% of total sales) and $111,902 (17.4% of total sales) in fiscal 2006, 2005 and 2004, respectively.

14.   Selected Quarterly Data (Unaudited)

The unaudited selected quarterly data for fiscal years ended May 31, 2006 and 2005 follows.

	Fiscal 2006			Diluted Earnings
Quarter	Sales	Gross Profit	Net Income	Per Share
First	$199,588	$34,682	$5,258	$0.15
Second	218,230	37,990	7,876	0.22
Third	225,986	43,459	9,130	0.24
Fourth	253,480	47,850	12,899	0.31
	$897,284	$163,981	$35,163	$0.94

	Fiscal 2005			Diluted Earnings
Quarter	Sales	Gross Profit	Net Income	Per Share
First	$163,773	$26,525	$2,286	$0.07
Second	176,448	28,471	4,839	0.14
Third	197,701	30,735	2,595	0.08
Fourth	209,926	35,095	5,733	0.17
	$747,848	$120,826	$15,453	$0.46

15.   Allowance for Doubtful Accounts

	May 31,
	2006	2005	2004
Balance, beginning of year	$5,863	$6,310	$8,663
Provision charged to operations	2,580	2,391	2,771
Deductions for accounts written off, net of recoveries	(1,977)	(2,838)	(5,124)
Balance, end of year	$6,466	$5,863	$6,310

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) of the Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2006. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2006, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “AIR”. On November 14, 2005, our Chief Executive Officer certified to the NYSE pursuant to Rule 303A.12(a) that, as of the date of that certification, he was not aware of any violation by the Company of the NYSE’s Corporate Governance listings standards.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of AAR CORP. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems which are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of its internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2006. Our assessment of the effectiveness of our internal control over financial reporting as of May 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that AAR CORP. and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2006, and our report dated July 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois
July 14, 2006

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption, “Board of Directors” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

The information required by this item regarding the Executive Officers of the Company appears under the caption, “Executive Officers of the Registrant” in Part I, Item 4 above.

The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board is incorporated by reference to the information contained under the caption, “Board Committees” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders, and information required by this item regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” is incorporated by reference to the information contained under the caption, “Board Committees” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption, “Corporate Governance Information” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation and Other Information” (but excluding the following sections thereof: “Compensation Committee’s Report on Executive Compensation” and “Stockholder Return Performance Graph”); “Employment and Other Agreements” and “Directors’ Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption “Security Ownership of Management and Others” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Financial Statement Disclosures

The following financial statements are filed as a part of this report under “Item 8—Financial Statements And Supplementary Data”

Page
Report of Independent Registered Public Accounting Firm	26
Financial Statements—AAR CORP. and Subsidiaries:
Consolidated Statements of Operations for the three years ended May 31, 2006	27
Consolidated Balance Sheets as of May 31, 2006 and 2005	28-29
Consolidated Statements of Stockholders’ Equity for the three years ended May 31, 2006	30
Consolidated Statements of Cash Flows for the three years ended May 31, 2006	31
Notes to Consolidated Financial Statements	32-60
Selected quarterly data (unaudited) for the years ended May 31, 2006 and 2005
(Note 14 of Notes to Consolidated Financial Statements)	60

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

AAR CORP.
(Registrant)
Date: July 14, 2006
	BY:	/s/ DAVID P. STORCH
David P. Storch
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID P. STORCH	Chairman, President and Chief Executive	July 14, 2006
David P. Storch	Officer; Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO	Vice President and Chief Financial
Timothy J. Romenesko	Officer (Principal Financial Officer)
/s/ MICHAEL J. SHARP	Vice President and Controller
Michael J. Sharp	(Principal Accounting Officer)
/s/ MICHAEL R. BOYCE	Director
Michael R. Boyce
/s/ JAMES G. BROCKSMITH, JR.	Director
James G. Brocksmith, Jr.
/s/ GERALD F. FITZGERALD, JR.	Director
Gerald F. Fitzgerald, Jr.
/s/ RONALD R. FOGLEMAN	Director
Ronald R. Fogleman
/s/ JAMES E. GOODWIN	Director
James E. Goodwin
/s/ MARC J. WALFISH	Director
Marc J. Walfish
/s/ RONALD B. WOODARD	Director
Ronald B. Woodard

EXHIBIT INDEX

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation; Amendments thereto dated November 3, 1987, October 19, 1988, October 16, 1989 and November 3, 1999.[21]

		3.2	By-Laws as amended. Amendment thereto dated April 12, 1994, January 13, 1997, July 16,1992, April 11, 2000, May 13, 2002 and October 13, 2004.[27]

4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation and Amendments (see Exhibit 3.1).

		4.2	By-Laws as amended (See Exhibit 3.2).

		4.3	Rights Agreement between the Registrant and the First National Bank of Chicago dated July 8, 1997[9] and amended October 16, 2001.[14]

4.4

Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[3] First Supplemental Indenture thereto dated August 26, 1991;[4] Second Supplemental Indenture thereto dated December 10, 1997.[10]

		4.5	Officers’ certificates relating to debt securities dated October 24, 1989,[6] October 12, 1993,[6] December 15, 1997,[17]and May 30, 2003.[17]

4.6

Revolving Loan Agreement dated April 11, 2001 between Registrant and LaSalle Bank National Association[13] amended November 30, 2001,[15] April 22, 2002,[15] June 6, 2002,[15] March 10, 2003,[16] March 21, 2003,[16] May 9, 2003,[17] June 26, 2003,[17] March 2, 2004,[21] March 29, 2005,[26] and February 27, 2006.[35]

		4.7	Note Purchase Agreement dated May 1, 2001 between Registrant and various purchasers, relating to the issuance of debt securities to institutional investors.[13]

4.8

Credit Agreement dated May 29, 2003 between Registrant and various subsidiaries and Merrill Lynch Capital and various additional lenders from time to time who are parties thereto,[17] as amended January 23, 2004,[21] August 24, 2004,[22] March 29, 2005,[26] and June 20,2006.[39]

		4.9	Form of 2.875% Senior Convertible Note.[19]

	Index		Exhibits

		4.10	Indenture between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated February 3, 2004.[19]

		4.11	Registration Rights Agreement between AAR CORP. and Goldman, Sachs & Co., as representative of the several Purchasers, dated February 3, 2004.[19]

		4.12	Loan Agreement dated July 15, 2005 between Registrant’s Subsidiary, AAR Wood Dale LLC and Principal Commercial Funding, LLC.[28]

		4.13	Purchase Agreement between AAR CORP. and Merrill Lynch & Co., for itself and as representative of the other Initial Purchasers, dated January 26, 2006.[32]

		4.14	Form of 1.75% Senior Convertible Note.[34]

		4.15	Indenture between AAR CORP. and U.S. Bank, National Association, as trustee, dated February 1, 2006.[34]

		4.16	Registration Rights Agreement between AAR CORP. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers, dated February 1, 2006.[34]

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.

10.	Material Contracts	10.1*	Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[14] as amended June 27, 2003,[17] May 5, 2005,[27] and July 12, 2005.[36]

10.2*

Death Benefit Agreement dated August 24, 1984 between the Registrant and Ira A. Eichner.[1] Amendments thereto dated August 12, 1988,[2] May 25, 1990[11] and October 9, 1996,[11] and his agreement to terminate such Death Benefit Agreement dated May 30, 1999.[11]

		10.3*	Trust Agreement dated August 12, 1988 between the Registrant and Ira A. Eichner[2] and amendments thereto dated May 25, 1990,[8] February 4, 1994,[7] October 9, 1996[11] and May 30, 1999.[11]

		10.4*	AAR CORP. Directors’ Retirement Plan, dated April 14, 1992,[5] amended May 26, 2000[12] and April 10, 2001.[13]

Index		Exhibits

	10.5*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005.[38]

	10.6*	Amended and Restated Employment Agreement dated May 31, 2006 between the Registrant and David P. Storch.[37]

	10.7*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Howard A. Pulsifer.[12]

	10.8*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[13]

	10.9*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko.[12]

	10.10*	AAR CORP. Nonemployee Directors’ Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed herewith).

	10.11*	Severance and Change in Control Agreement dated January 14, 2000 between the Registrant and James J. Clark.[16]

10.12

Purchase and Sale Agreement dated March 21, 2003 between AAR Distribution, Inc., AAR Parts Trading, Inc., AAR Manufacturing, Inc., AAR Engine Services, Inc., AAR Allen Services, Inc., the Registrant as Initial Servicer and AAR Receivables Corporation II.[16]

10.13

Receivables Purchase Agreement dated March 21, 2003 between AAR Receivables Corporation II, the Registrant individually and as Initial Servicer, the Financial Institutions from time to time Parties hereto and LaSalle Business Credit, LLC,[16] amended November 30, 2003,[21] February 27, 2004,[21] October 21, 2004,[23] November 30, 2004,[24] December 20, 2004[25] and January 27, 2006.[33]

	10.14	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[18]

10.15

Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[18]

	Index		Exhibits

		10.16*	Consulting Agreement dated October 19, 2005 between the Registrant and Ira A. Eichner.[30]

		10.17*	Severance and Change in Control Agreement dated April 1, 2003 between AAR Manufacturing, Inc. and Mark McDonald.[20]

		10.18	Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of June 14, 2004, as amended January 21, 2005[27] and May 19, 2006 (filed herewith).

		10.19*	Form of Non-Qualified Stock Option Agreement.[27]

		10.20*	Form of Restricted Stock Agreement.[27]

		10.21*	Form of Performance Restricted Stock Agreement.[29]

		10.22*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[31]

		10.23*	Form of Director Restricted Stock Agreement.[36]

		10.24*	Form of Split Dollar Insurance Agreement (filed herewith).

		10.25*	Form of Management Incentive Plan (filed herewith).

21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).

23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 14, 2006 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated July 14, 2006 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 14, 2006 of David P. Storch, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated July 14, 2006 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

Notes:

[1]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1985.
[2]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1988.
[3]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1989.
[4]	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-3 filed August 27, 1991.
[7]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992.
[8]	Incorporated by reference to Exhibits to the Registrant’s Current Reports on Form 8-K dated October 24, 1989 and October 12, 1993, respectively.
[7]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994.
[8]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
[9]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated August 4, 1997.
[10]	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-3 filed December 10, 1997.
[11]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.
[12]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000.
[13]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001.
[14]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001.
[15]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002.
[16]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.
[17]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

[18]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
[19]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 3, 2004.
[20]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.
[21]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004.
[22]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004.
[23]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 21, 2004.
[24]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated November 30, 2004.
[25]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated December 20, 2004.
[26]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated March 29, 2005.
[27]	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005.
[28]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated July 15, 2005.
[29]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.
[30]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 24, 2005.
[31]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.
[32]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated January 26, 2006.
[33]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated January 27, 2006.
[34]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 1, 2006.
[35]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 27, 2006.

[36]	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.
[37]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated May 31, 2006.
[38]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated June 9, 2006.
[39]	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated June 20, 2006.