Form 10-Q
period 2006-08-31
AAR CORP
filed 2006-10-05
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 1-6263

AAR CORP.

(Exact name of registrant as specified in its charter)

Delaware	36-2334820
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

One AAR Place, 1100 N. Wood Dale Road
Wood Dale, Illinois	60191
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐   No  ☒

As of September 30, 2006, there were 36,740,357 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2006

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2006 and May 31, 2006

(In thousands)

	August 31,	May 31,
	2006	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$119,131	$121,738
Accounts receivable, less allowances of $6,202 and $6,466, respectively	142,442	136,272
Inventories	245,880	259,570
Equipment on or available for short-term lease	84,897	64,022
Deposits, prepaids and other	12,506	12,986
Deferred tax assets	29,489	29,866
Total current assets	634,345	624,454

Property, plant and equipment, net of accumulated depreciation of $133,167 and $129,896, respectively	74,541	72,637

Other assets:
Goodwill	44,440	44,432
Equipment on long-term lease	134,425	140,743
Investment in joint ventures	26,874	28,498
Other	64,178	68,055
	269,917	281,728
	$978,803	$978,819

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2006 and May 31, 2006

(In thousands)

	August 31,	May 31,
	2006	2006
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$1,814	$161
Current maturities of long-term debt	200	200
Current maturities of non-recourse long-term debt	30,934	1,928
Accounts payable	95,034	97,002
Accrued liabilities	75,679	88,497
Total current liabilities	203,661	187,788

Long-term debt, less current maturities	292,609	293,263
Non-recourse debt	—	25,313
Deferred tax liabilities	29,384	25,357
Other liabilities and deferred income	18,587	24,381
	340,580	368,314

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 40,877 and 40,789 shares, respectively	40,877	40,789
Capital surplus	269,323	274,211
Retained earnings	209,177	197,392
Treasury stock, 4,186 and 4,135 shares at cost, respectively	(70,859)	(69,664)
Unearned restricted stock awards	—	(6,169)
Accumulated other comprehensive loss -
Cumulative translation adjustments	(853)	(739)
Minimum pension liability	(13,103)	(13,103)
	434,562	422,717
	$978,803	$978,819

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended August 31, 2006 and 2005

(Unaudited)

(In thousands, except per share data)

	Three Months Ended August 31,
	2006	2005
Sales:
Sales from products	$197,383	$165,562
Sales from services	37,812	29,740
Sales from leasing	7,003	4,286
	242,198	199,588

Costs and operating expenses:
Cost of products	162,397	138,903
Cost of services	32,439	22,549
Cost of leasing	4,618	3,454
Cost of sales-impairment charges	7,652	—
Selling, general and administrative and other	25,981	23,901
	233,087	188,807

Gain on sale of product line	5,358	—
Equity in earnings of joint ventures	3,041	205
Operating income	17,510	10,986

Gain on extinguishment of debt	2,927	—

Interest expense	(4,666)	(4,122)
Interest income	1,339	459
Income before provision for income taxes	17,110	7,323

Provision for income taxes	5,164	2,065
Income from continuing operations	11,946	5,258

Discontinued operations:
Operating loss, net of tax	(162)	—
Net income	$11,784	$5,258

Earnings per share-basic:
Earnings from continuing operations	$0.33	$0.16
Loss from discontinued operations	—	—
Earnings per share - basic	$0.33	$0.16

Earnings per share-diluted:
Earnings from continuing operations	$0.29	$0.15
Loss from discontinued operations	—	—
Earnings per share - diluted	$0.29	$0.15

Weighted average common shares outstanding - basic	36,076	32,961
Weighted average common shares outstanding - diluted	42,893	37,040

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2006 and 2005

(Unaudited)

(In thousands, except per share data)

	Three Months Ended August 31,
	2006	2005
Cash flows from operating activities:
Net income	$11,784	$5,258
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	8,299	6,091
Deferred tax provision	4,405	3,319
Gain on sale of product line	(5,358)	—
Impairment charges	7,652	—
Gain on extinguishment of debt	(2,927)	—
Equity in earnings of joint ventures	(3,041)	—
Changes in certain assets and liabilities:
Accounts and trade notes receivable	581	6,223
Inventories	4,319	(23,893)
Equipment on or available for short-term lease	(1,410)	(343)
Equipment on long-term lease	(3,156)	(36,577)
Accounts payable	(1,671)	17,515
Accrued liabilities and taxes on income	(14,604)	(10,435)
Other liabilities	(5,356)	9,589
Other	(1,368)	1,555
Net cash used in operating activities	(1,851)	(21,698)

Cash flows from investing activities:
Property, plant and equipment expenditures	(5,995)	(4,695)
Proceeds from disposal of assets	—	10
Proceeds from sale of product line	6,567	—
Investment in leveraged leases	428	435
Other, primarily investment in aircraft joint ventures	(9,096)	161
Net cash used in investing activities	(8,096)	(4,089)

Cash flows from financing activities:
Proceeds from borrowings	8,916	11,000
Reduction in borrowings	(1,305)	(11,540)
Financing costs	(830)	(133)
Other, primarily stock option exercises	667	545
Net cash provided from (used in) financing activities	7,448	(128)
Effect of exchange rate changes on cash	(108)	(12)
Decrease in cash and cash equivalents	(2,607)	(25,927)
Cash and cash equivalents, beginning of period	121,738	50,338
Cash and cash equivalents, end of period	$119,131	$24,411

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2006 and 2005

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2006	2005
Net income	$11,784	$5,258

Other comprehensive loss -
Foreign currency translation	(114)	(471)
Total comprehensive income	$11,670	$4,787

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2006

(Unaudited)

(In thousands, except per share amounts)

Note 1 – Basis of Presentation

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise.  The accompanying condensed consolidated financial statements include the accounts of AAR and its subsidiaries after elimination of intercompany accounts and transactions.

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The condensed consolidated balance sheet as of May 31, 2006 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2006, and the condensed consolidated results of operations, cash flows and comprehensive income for the three-month periods ended August 31, 2006 and 2005.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Effective June 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method.  Under this method, compensation expense is recognized beginning in fiscal year 2007 for new stock option grants and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R), if any.  We recognize compensation expense on a straight-line basis over the vesting period.  In accordance with the modified prospective method of transition, the financial statements for prior periods have not been restated.  See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of the adoption of SFAS 123(R) and the impact on the first quarter of fiscal year 2007.

Note 2 – Accounting for Stock-Based Compensation

We provide stock-based awards under the AAR CORP. Stock Benefit Plan (“Stock Benefit Plan”) which has been approved by our stockholders.  Under this plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant.  Generally, stock options awarded under the plan expire ten years from the date of grant and are exercisable in either four or five equal annual increments commencing one year after the date of grant.  We issue new common stock upon the exercise of stock options.  In addition to stock options, the Stock Benefit Plan also provides for the issuance of restricted stock awards and performance based restricted stock awards, as well as for the granting of stock appreciation units; however, to date, no stock appreciation units have been granted.

Restricted stock grants are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build their career with the Company. Restricted stock typically vests over periods of three to ten years from date of grant. Restricted stock grants may be performance-based with vesting to occur over periods of one to ten years after the grant is earned. All restricted stock which has not vested carries full dividend and voting rights.

Typically, stock options and restricted stock are subject to forfeiture prior to vesting if the employee terminates employment for any reason other than death, retirement or disability or we terminate employment for cause. As of August 31, 2006, awards representing 3,533 shares were available for future grant under the Stock Benefit Plan and a total of 4,630 shares have been granted under the Stock Benefit Plan since its inception.

Effective June 1, 2006, we adopted SFAS No. 123(R), using the modified prospective method. Under SFAS No. 123(R) compensation expense is recognized for new stock option grants made after May 31, 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R), if any. Compensation cost is recognized on a straight line basis over the vesting period.

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB 25, no compensation expense was recognized for stock option grants, and accordingly share-based compensation related to stock options granted prior to June 1, 2006 was included as pro forma disclosure in the consolidated financial statements.

On April 11, 2006, our Board of Directors approved the acceleration of the vesting of all unvested stock options. As a result of this action, stock options representing approximately 679 shares that were scheduled to vest in fiscal 2007, 2008 and 2009 became fully exercisable effective May 1, 2006. The accelerated vesting enabled us to reduce the amount of compensation expense that would otherwise be required to be recognized in our consolidated statements of operations with respect to these options upon the adoption of SFAS No. 123(R). The aggregate expense that was eliminated as a result of the acceleration was approximately $1,800. The acceleration resulted in a non-cash, one-time pre-tax stock compensation expense of $362 in the fourth quarter of fiscal 2006.

On June 1, 2006, we granted stock options representing 100 shares to a select group of key leadership track employees. No executive officers were included in the group that received stock option grants. No stock options were granted during the three-month period ended August 31, 2005 other than reload options, which resulted from the exercise of original stock options granted in prior years. Effective May 1, 2006, the reload provision was eliminated from substantially all outstanding stock option arrangements.

The weighted average fair value of stock options granted during the three-month periods ended August 31, 2006 and 2005 was $11.93 and $8.51, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	August 31,
	2006	2005
Risk-free interest rate	5.0%	4.1%
Expected volatility of common stock	58.7%	58.0%
Dividend yield	0.0%	0.0%
Expected option term in years	4.0	4.0

The risk-free interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant.  The expected volatility is based on historical volatility of our common stock and the expected option term represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends.  The dividend yield represents our anticipated cash dividends over the expected option term.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plan for the three-month period ended August 31, 2005:

		Three Months Ended
		August 31, 2005
Net income as reported		$5,258
Add: Stock-based compensation expense included in net income as reported, net of tax		433
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax		(1,401)
Pro forma net income		$4,290
Earnings per share – basic:	As reported	$0.16
	Pro forma	$0.13
Earnings per share – diluted:	As reported	$0.15
	Pro forma	$0.12

The adoption of SFAS No. 123(R) on June 1, 2006 reduced our income from continuing operations for the three-month period ended August 31, 2006 by $60 and had no impact on basic and diluted earnings per share.

The following table summarizes stock option activity for the three-month period ended August 31, 2006:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (years)	(in thousands)

Outstanding at May 31, 2006	3,080	$16.88
Granted	100	$24.08
Exercised	(56)	$9.23
Cancelled	(6)	$14.86
Outstanding at August 31, 2006	3,118	$17.25	4.2	$15,958
Exercisable at August 31, 2006	3,018	$17.02	4.0	$15,958

The total fair value of stock options that vested during the three-month periods ended August 31, 2006 and 2005 was $0 and $1,628, respectively.  The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2006 and 2005 was $748 and $248, respectively.  The tax benefit realized from stock options exercised during the three-month periods ended August 31, 2006 and 2005 was $0.  As of August 31, 2006, we had $1,133 of unearned compensation related to stock options that will be amortized over an average period of five years.

The fair value of restricted shares is the market value of our common stock on the date of grant.  Amortization expense related to restricted shares during the three-month periods ended August 31, 2006 and 2005 was $687 and $667, respectively.

Restricted share activity during the three-month period ended August 31, 2006 is as follows:

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2006	785	$15.06
Granted	21	$22.68
Vested	(194)	$14.16
Forfeited	(1)	$15.88
Nonvested at August 31, 2006	611	$15.62

During the three-month period ended August 31, 2006, we granted a total of 21 restricted shares to members of the Board of Directors and one non-executive employee. As of May 31, 2006, the unamortized balance of restricted shares was included in unearned restricted stock awards, a separate component of stockholders’ equity.  Upon the adoption of SFAS No. 123(R), the balance was reclassified to Capital Surplus.  As of August 31, 2006 we had $6,010 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.4 years.

Note 3 – Revenue Recognition

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

Note 4 – Gain on Sale of Product Line

During the three-month period ended August 31, 2006, we sold substantially all assets, subject to certain liabilities, of a product line within our Structures and Systems segment.  In conjunction with the asset purchase and sale agreement, we entered into a transition services agreement with the buyer whereby we will continue to support the product line, and provide other administrative and operational services as defined, until such time as the purchaser has commenced manufacturing at its facility.  Proceeds from the sale were $6,567 and the net carrying value of the assets sold was $1,209, resulting in a gain on sale of product line of $5,358.  The gain on this transaction has been classified as a component of operating income in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Note 5 – Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2006	2006
Raw materials and parts	$60,451	$58,421
Work-in-process	30,010	30,651
Purchased aircraft, parts, engines and components held for sale	155,419	170,498
	$245,880	$259,570

Note 6 – Supplemental Cash Flow Information

	Three Months Ended August 31,
	2006	2005
Interest paid	$6,519	$6,005
Income taxes paid	762	198
Income tax refunds received	377	1,136

Note 7 – Financing Arrangements

On August 31, 2006, we entered into a $140,000 unsecured revolving credit facility with LaSalle Bank National Association and various other lenders.  Under certain circumstances, we may request an increase to the revolving commitment in an aggregate amount of up to $35,000, not to exceed $175,000 in total.  The credit facility expires on August 31, 2010 and borrowings under the facility bear interest at LIBOR plus 125 to 200 basis points based on certain financial measurements.  The credit facility also includes a non-use fee which is currently equal to 30 basis points on the unused portion of the facility.  There were no borrowings outstanding under this facility at August 31, 2006.

In conjunction with entering into the new credit facility, we terminated our secured revolving credit agreement with Merrill Lynch Capital during the first quarter of fiscal 2007 and our accounts receivable securitization program during the second quarter of fiscal 2007.  No borrowings were outstanding and no accounts receivable were sold at the date of termination. No material termination penalties or fees resulted from these terminations.

Note 8 – Earnings per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of restricted stock awards and shares to be issued upon conversion of convertible debt.

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2006 and 2005.

	Three Months Ended August 31,
	2006	2005
Income from continuing operations	$11,946	$5,258
Loss from discontinued operations, net of tax	(162)	—
Net income	$11,784	$5,258

Basic shares:
Weighted average common shares outstanding	36,076	32,961

Earnings per share – basic:
Earnings from continuing operations	$0.33	$0.16
Loss from discontinued operations	—	—
Earnings per share - basic	$0.33	$0.16

Net income	$11,784	$5,258
Add: After-tax interest on convertible debt	491	306
Net income for diluted EPS calculation	$12,275	$5,564

Diluted shares:
Weighted average common shares outstanding	36,076	32,961
Additional shares from the assumed exercise of stock options	499	475
Additional shares from the assumed vesting of restricted stock	341	—
Additional shares from the assumed conversion of convertible debt	5,977	3,604
Weighted average common shares outstanding – diluted	42,893	37,040

Earnings per share – diluted:
Earnings from continuing operations	$0.29	$0.15
Loss from discontinued operations	—	—
Earnings per share - diluted	$0.29	$0.15

At August 31, 2006 and 2005, respectively, stock options to purchase 1,200 and 1,500 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

Note 9 –Aircraft Joint Ventures

We have invested in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft.  Acquired aircraft are purchased with cash contributions by the members of the companies and debt financing provided on a limited recourse basis.  Under the terms of a servicing agreement with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process, records management and lease and bank negotiations.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the three-month periods ended August 31, 2006 and 2005, we were paid $438 and $132, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended August 31,
	2006	2005
Statement of operations information:
Sales	$31,775	$9,580
Income before provision for income taxes	6,213	541

	August 31,	May 31,
	2006	2006
Balance sheet information:
Assets	$132,762	$123,177
Debt	75,225	64,934
Members’ capital	53,995	54,949

We also have an investment in an aircraft joint venture company that we consolidate.  We consolidate the financial position and results of operations of this joint venture because we are the primary beneficiary of the joint venture.  The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at August 31, 2006.

Note 10 – Impairment Charges

During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750.  These parts were acquired prior to September 11, 2001, and were subject to impairment charges recorded in prior years.  The fiscal 2007 impairment charge was triggered by our decision to aggressively pursue the liquidation of this inventory.  We made this decision to recognize the impact of persistently high fuel costs and fewer operators on demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment.

A summary of the carrying value of impaired inventory and engines, after giving effect to all impairment charges recorded by us are as follows:

	August 31,	May 31,	November 30,
	2006	2006	2001
Net impaired inventory and engines	$30,100	$36,000	$89,600

Proceeds from sales of impaired inventory and engines for the three-month period ended August 31, 2006 and the twelve-month period ended May 31, 2006 were $900 and $7,300, respectively.

Other Impairment and Gain on Extinguishment of Debt

During the first quarter of fiscal 2007, we restructured the lease and non-recourse debt on a wide-body aircraft.  This aircraft was originally purchased prior to September 11, 2001.  As a result of the restructuring of the lease and debt, we recorded a $2,927 gain on extinguishment of debt.  Further, we decided to offer this aircraft for sale and recorded a $2,902 impairment charge to reduce the carrying value of the aircraft to its estimated net realizable value.  The asset and related debt have been reclassified to current from long term.

Note 11 – Business Segment Information

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

The accounting policies for the segments are the same as those described in Note 1 of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended May 31, 2006.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  The expenses and assets related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended August 31,
	2006	2005
Sales:
Aviation Supply Chain	$127,516	$107,111
Maintenance, Repair and Overhaul	49,595	37,972
Structures and Systems	60,363	51,360
Aircraft Sales and Leasing	4,724	3,145
	$242,198	$199,588

	Three Months Ended August 31,
	2006	2005
Gross profit:
Aviation Supply Chain	$22,255	$19,710
Maintenance, Repair and Overhaul	7,157	5,742
Structures and Systems	7,071	8,337
Aircraft Sales and Leasing	(1,391)	893
	$35,092	$34,682

AAR CORP. and Subsidiaries

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

August 31, 2006

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

The table below sets forth consolidated sales and gross profit for our four business segments for the three-month periods ended August 31, 2006 and 2005.

	Three Months Ended August 31,
	2006	2005
Sales:
Aviation Supply Chain	$127,516	$107,111
Maintenance, Repair and Overhaul	49,595	37,972
Structures and Systems	60,363	51,360
Aircraft Sales and Leasing	4,724	3,145
	$242,198	$199,588

	Three Months Ended August 31,
	2006	2005
Gross profit:
Aviation Supply Chain	$22,255	$19,710
Maintenance, Repair and Overhaul	7,157	5,742
Structures and Systems	7,071	8,337
Aircraft Sales and Leasing	(1,391)	893
	$35,092	$34,682

During 2006 and 2005, the worldwide airline industry continued to experience improvement in air traffic as available seat miles, revenue passenger miles and load factors improved. The increase in air traffic has been driven by the recovery in the airline industry from the depressed levels experienced during fiscal 2002 and 2003, and worldwide economic growth. The worldwide airline industry however, continues to be negatively affected by historically high crude oil prices. We expect that many carriers will continue to aggressively seek ways to reduce their cost structure, including outsourcing more of their maintenance and support functions to third parties. Further, low-cost carriers continue to expand their presence around the world. Many of these low-cost carriers are flying newer aircraft which will result in increasing demand for maintenance and parts support in future years. We believe we remain well positioned to respond to the market with our broad range of products and services if these trends continue to develop.

Sales to defense customers increased 21.6% during the first quarter of fiscal 2007. The increase in sales has been driven by growing demand for performance-based logistic services and increased shipments of specialized mobility products supporting our defense customers’ deployment activities. Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we remain well positioned with our current products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Three-Month Period Ended August 31, 2006

(as compared with the same period of the prior year)

Consolidated sales for the first quarter ended August 31, 2006 increased $42,610 or 21.3% over the first quarter of last year.  Each reporting segment experienced double digit sales growth with sales to commercial customers increasing 21.2% and sales to defense customers up 21.6% compared to the prior year.  The sales increase to commercial airline customers reflects our expanded presence in global markets and growth in supply chain programs, as well as increased demand for airframe maintenance and landing gear repair by commercial and regional customers.   Sales to defense customers increased as we continue to experience strong demand for performance-based logistics programs and specialized mobility products.

Sales in the Aviation Supply Chain segment increased $20,405 or 19.1% over the prior year.  The sales increase reflects strong demand for engine and airframe parts from commercial customers due to improved sourcing and program execution as well as the implementation of new supply chain programs.  The increase in sales to defense customers was driven by continued strong demand for parts support from performance-based logistics programs.  Gross profit in the Aviation Supply Chain segment increased $2,545 or 12.9% over the prior year primarily due to increased sales volume, partially offset by an impairment charge recorded in this segment of $4,750 (see Note 10 of Notes to Condensed Consolidated Financial Statements).  The gross profit margin percentage decreased to 17.5% from 18.4% in the prior year due to the impairment charge.

In the Maintenance, Repair and Overhaul segment, sales increased $11,623 or 30.6% from the same quarter last year.  The increase in sales is primarily attributable to increased demand for airframe maintenance at our Oklahoma and Indianapolis facilities and for landing gear repair and overhaul services.  Gross profit in the Maintenance, Repair and Overhaul segment increased $1,415 or 24.6% over the prior year, but the gross profit margin percentage declined slightly to 14.4% from 15.1% due primarily to lower margins at our Indianapolis-based maintenance facility reflecting lower labor utilization.

In the Structures and Systems segment, sales increased $9,003 or 17.5% over the prior year.  The increase in sales was primarily due to increased deliveries of mobility products to the U.S. Department of Defense.  Subsequent to the close of the quarter, we announced the receipt of a $68,000 order to supply mobility products to the U.S. Air Force.  Deliveries will begin in the third quarter of this fiscal year.  Gross profit in the Structures and Systems segment declined $1,266 or 15.2% compared to the prior year as the gross profit margin percentage decreased from 16.2% to 11.7% due to the unfavorable mix of products sold.

In the Aircraft Sales and Leasing segment, sales increased $1,579 or 50.2% compared with the prior year, principally due to the sale of an aircraft previously on lease.  Our strategy is to build an aircraft portfolio through participation in joint ventures and for our own account.  During the first quarter, our joint ventures purchased four aircraft and sold three bringing the total number of aircraft held in joint ventures to 17 (see Note 9 of Notes to Condensed Consolidated Financial Statements).  The increase in equity in earnings of joint ventures compared to the prior year is due to the sale of these three aircraft.  We also own eight aircraft outside of the joint ventures, purchasing two in the quarter and selling one.  Of the eight aircraft owned by us outside the aircraft joint ventures, five were acquired prior to September

11, 2001. Current lease rates for aircraft are less than pre-September 11 levels. Gross profit in the Aircraft Sales and Leasing segment decreased $2,284 compared to the prior year principally due to the impairment charge of $2,902 taken on an aircraft made available for sale (see Note 10 of Notes to Condensed Consolidated Financial Statements).

During the first quarter of fiscal 2007, we recorded impairment charges of $7,652 related to certain inventory acquired prior to September 11, 2001, as well as an aircraft that we decided to offer for sale. An impairment charge of $4,750 was recorded for engine parts that were acquired prior to September 11, 2001, and were subject to impairment charges recorded in prior years. The fiscal 2007 impairment charge was triggered by our decision to aggressively pursue the liquidation of this inventory. We made this decision to recognize the impact of persistently high fuel costs and fewer operators on demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment (see Note 10 of Notes to Condensed Consolidated Financial Statements). In the Aircraft Sales and Leasing segment, we recorded an impairment charge of $2,902 on a wide-body aircraft originally purchased prior to September 11, 2001. The lease and non-recourse debt on the aircraft were restructured during the quarter, and we made the decision to offer the aircraft for sale and recorded the impairment charge to reduce the carrying value of the aircraft to estimated net realizable value. As part of the restructuring, the lender of the non-recourse debt reduced the outstanding principal balance by $2,927 which resulted in a gain on extinguishment of the same amount.

During the first quarter of fiscal 2007, we sold substantially all assets, subject to certain liabilities, of a product line within our Structures and Systems segment. Proceeds from the sale of the product line were $6,567 and the net carrying value of the assets sold was $1,209, resulting in a gain on sale of product line of $5,358. The gain on this transaction has been classified as a component of operating income in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.

Operating income increased $6,524 or 59.4% compared with the prior year’s quarter due to increased sales, equity in earnings of joint ventures and gain on sale of product line partially offset by impairment charges and an increase in selling, general and administrative expenses. During the first quarter, our selling, general and administrative expenses increased $2,080 or 8.7% over the prior year primarily due to increased resources to support our growth. Selling, general and administrative expenses as a percentage of sales decreased to 10.7% compared to 12.0% in the prior year. Net interest expense decreased $336 or 9.2% primarily due to an increase in interest income on higher average invested cash during the period. Our effective income tax rate increased to 30% compared with 28% in the prior year due to lower anticipated tax benefits on export activities.

Income from continuing operations was $11,946 for the first quarter of fiscal 2007 compared to $5,258 in the prior year due to the factors discussed above.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets. In addition to these cash sources, our current capital resources include our unsecured credit facility. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions, geo-political events, including the war on terrorism, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. We have a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

At August 31, 2006, our liquidity and capital resources included cash of $119,131 and working capital of $430,684.  On August 31, 2006, we entered into a credit agreement with various financial institutions, as lenders and LaSalle Bank National Association, as administrative agent for the lenders (the “LaSalle Credit Agreement”).  The LaSalle Credit Agreement creates a $140,000 unsecured revolving credit facility that we can draw upon for general corporate purposes.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $35,000, not to exceed $175,000 in total.   The LaSalle Credit Agreement expires on August 31, 2010.  Borrowings under the LaSalle Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 to 200 basis points based on certain financial measurements.  There were no borrowings outstanding under this facility at August 31, 2006.  On August 31, 2006, we terminated our secured revolving credit agreement with Merrill Lynch Capital (the “Merrill Credit Agreement”) and during the second quarter of fiscal 2007, we terminated our accounts receivable securitization program.  No borrowings were outstanding and no accounts receivable were sold at the date of these terminations. In addition, no material termination penalties or fees resulted from the terminations.  In addition to our domestic facilities, we also have $2,058 available under a foreign line of credit.

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

During the three-month period ended August 31, 2006, we used $1,851 of cash from operations primarily due to a reduction in accrued liabilities of $19,960 principally reflecting a payment due in the first quarter for equipment acquired during fiscal 2006 to support a supply chain program, as well as interest and incentive compensation payments.  Also during the first quarter of fiscal 2007, there was a use of cash from accounts payable of $1,671 and other assets of $1,368.  During the three-month period ended August 31, 2006, cash flow from operations benefited from net income and depreciation and amortization of $20,083.

During the three-month period ended August 31, 2006, our investing activities used $8,096 of cash, principally as a result of capital expenditures of $5,995 and investments made in aircraft for joint ventures of $8,204, partially offset by proceeds of $6,567 from the sale of a product line.

During the three-month period ended August 31, 2006, cash provided from financing activities was $7,448, comprised principally of proceeds from borrowings of $8,916, partially offset by a reduction in borrowings of $1,305.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of August 31, 2006 is as follows:

	Payments Due by Period
							After
	Total	8/31/07	8/31/08	8/31/09	8/31/10	8/31/11	8/31/11
On Balance Sheet:
Debt	$292,809	$200	$59,796	$200	$200	$55,058	$177,355
Non-recourse Debt	30,934	9,220	21,714	—	—	—	—
Bank Borrowings	1,814	1,814	—	—	—	—	—
Interest	94,814	14,390	12,003	8,681	8,681	8,056	43,003

Off Balance Sheet:
Garden City Operating Lease	30,162	1,429	1,464	1,501	1,538	1,577	22,653

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

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the specific identification, average cost or first-in, first-out methods.  Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions.  We have utilized certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand.  During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750.  These parts were acquired prior to September 11, 2001, and were subject to impairment charges recorded in fiscal 2002 and 2003.  The fiscal 2007 impairment charge was triggered by the Company’s decision to aggressively pursue the liquidation of this inventory.  The

Company made this decision to recognize the impact of persistently high fuel costs and fewer operators on demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment.  Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in additional impairment charges in future periods.

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The provisions of SFAS No. 158 are effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt SFAS No. 158 no later than the beginning of fiscal year 2008. We are currently evaluating the impact the adoption of SFAS No. 158 will have on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN No. 48 no later than the beginning of fiscal year 2008. We are currently evaluating the impact the adoption of FIN No. 48 will have on our consolidated financial statements.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information available to the Company as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Part II Item 1A under the heading “Risk Factors”. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company’s control. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk set forth in our Annual Report on Form 10-K for the year ended May 31, 2006.

Item 4 – Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2006.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2006, ensuring that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

AAR CORP. and Subsidiaries

August 31, 2006

Item 1A – Risk Factors

There have been no material changes to our risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2006, except as follows:

We may not be successful in executing our relocation and transition plan to Goldsboro, North Carolina

During the fourth quarter of fiscal 2006, we acquired a facility in Goldsboro, North Carolina to manufacture cargo handling systems for the new A400M military transport aircraft.  During the first quarter of fiscal 2007, we made the decision to transfer all production of our cargo systems division located in Livonia, Michigan to the new facility.  Once complete, the new facility will be approximately 185,000 square feet and will include manufacturing and administrative office space.  The transition and relocation of cargo handling system manufacturing, and related activities, includes many different elements, including the completion of bargaining with the union at the Livonia, Michigan facility.  We have developed a comprehensive transition plan which addresses all requirements of the move.  However, we may not be successful in executing our relocation and transition plan, which could adversely affect our results of operations and financial condition.

Item 6 – Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	October 5, 2006	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005 (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated October 5, 2006 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated October 5, 2006 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated October 5, 2006 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated October 5, 2006 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).