Form 10-Q
period 2006-11-30
AAR CORP
filed 2007-01-09
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2006

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

Yes   ☒No   ☐

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

Yes   ☐No   ☒

As of December 31, 2006, there were 36,976,403 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2006

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2006 and May 31, 2006

(In thousands)

	November 30,	May 31,
	2006	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$117,192	$121,738
Accounts receivable, less allowances of $6,047 and $6,466, respectively	148,885	136,272
Inventories	262,000	259,570
Equipment on or available for short-term lease	85,979	64,022
Deposits, prepaids and other	11,512	12,986
Deferred tax assets	29,489	29,866
Total current assets	655,057	624,454

Property, plant and equipment, net of accumulated depreciation of $137,479 and $129,896, respectively	78,910	72,637

Other assets:
Goodwill	44,453	44,432
Equipment on long-term lease	126,421	140,743
Investment in joint ventures	27,773	28,498
Other	68,417	68,055
	267,064	281,728
	$1,001,031	$978,819

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2006 and May 31, 2006

(In thousands)

	November 30,	May 31,
	2006	2006
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$—	$161
Current maturities of long-term debt	200	200
Current maturities of non-recourse long-term debt	30,419	1,928
Accounts payable	95,090	97,002
Accrued liabilities	81,119	88,497
Total current liabilities	206,828	187,788

Long-term debt, less current maturities	289,154	293,263
Non-recourse debt	—	25,313
Deferred tax liabilities	35,430	25,357
Other liabilities and deferred income	18,368	24,381
	342,952	368,314

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 41,186 and 40,789 shares, respectively	41,186	40,789
Capital surplus	273,330	274,211
Retained earnings	222,944	197,392
Treasury stock, 4,273 and 4,135 shares at cost, respectively	(72,977)	(69,664)
Unearned restricted stock awards	—	(6,169)
Accumulated other comprehensive loss—
Cumulative translation adjustments	(129)	(739)
Minimum pension liability	(13,103)	(13,103)
	451,251	422,717
	$1,001,031	$978,819

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended November 30, 2006 and 2005
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Sales:
Sales from products	$205,476	$179,817	$402,859	$345,379
Sales from services	33,822	32,371	71,634	62,111
Sales from leasing	6,769	6,042	13,772	10,328
	246,067	218,230	488,265	417,818
Costs and operating expenses:
Cost of products	167,424	149,206	329,822	288,109
Cost of services	28,716	26,770	61,155	49,319
Cost of leasing	4,068	4,264	8,685	7,718
Cost of sales-impairment charges	—	—	7,652	—
Selling, general and administrative and other	26,198	23,621	52,179	47,522
	226,406	203,861	459,493	392,668
Gain on sale of product line	—	—	5,358	—
Earnings from aircraft joint ventures	3,761	593	6,802	798
Operating income	23,422	14,962	40,932	25,948
Gain on extinguishment of debt	—	—	2,927	—
Interest expense	(4,737)	(4,507)	(9,403)	(8,629)
Interest income	1,300	503	2,639	962
Income before provision for income taxes	19,985	10,958	37,095	18,281
Provision for income taxes	6,217	3,082	11,381	5,147
Income from continuing operations	13,768	7,876	25,714	13,134
Discontinued operations:
Operating loss, net of tax	—	—	(162)	—
Net income	$13,768	$7,876	$25,552	$13,134
Earnings per share-basic:
Earnings from continuing operations	$0.38	$0.24	$0.71	$0.40
Loss from discontinued operations	—	—	—	—
Earnings per share - basic	$0.38	$0.24	$0.71	$0.40
Earnings per share-diluted:
Earnings from continuing operations	$0.33	$0.22	$0.62	$0.37
Loss from discontinued operations	—	—	—	—
Earnings per share - diluted	$0.33	$0.22	$0.62	$0.37
Weighted average common shares outstanding - basic	36,250	33,048	36,161	33,005
Weighted average common shares outstanding - diluted	43,145	37,137	42,969	37,073

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended November 30, 2006 and 2005
(Unaudited)
(In thousands, except per share data)

	Six Months Ended
	November 30,
	2006	2005
Cash flows from operating activities:
Net income	$25,552	$13,134
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	16,160	13,916
Deferred tax provision	10,450	6,180
Gain on sale of product line	(5,358)	—
Impairment charges	7,652	—
Gain on extinguishment of debt	(2,927)	—
Earnings from aircraft joint ventures	(6,802)	—
Changes in certain assets and liabilities:
Accounts and trade notes receivable	(5,417)	5,081
Inventories	3,552	(30,013)
Equipment on or available for short-term lease	(3,061)	(2,197)
Equipment on long-term lease	(13,495)	(58,445)
Accounts payable	(1,780)	20,960
Accrued liabilities and taxes on income	(10,067)	1,495
Other liabilities	(4,993)	10,383
Other	(5,061)	(3,810)
Net cash provided from (used in) operating activities	4,405	(23,316)
Cash flows from investing activities:
Property, plant and equipment expenditures	(13,987)	(8,806)
Proceeds from disposal of assets	1	14
Proceeds from sale of product line	6,567	—
Investment in aircraft joint ventures	(4,934)	(8,455)
Investment in leveraged leases	342	360
Other	(729)	161
Net cash used in investing activities	(12,740)	(16,726)
Cash flows from financing activities:
Proceeds from borrowings	8,916	27,303
Reduction in borrowings	(7,080)	(16,007)
Financing costs	(860)	(133)
Other, primarily stock option exercises	2,937	1,650
Net cash provided from financing activities	3,913	12,813
Effect of exchange rate changes on cash	(124)	(28)
Decrease in cash and cash equivalents	(4,546)	(27,257)
Cash and cash equivalents, beginning of period	121,738	50,338
Cash and cash equivalents, end of period	$117,192	$23,081

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended November 30, 2006 and 2005
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Net income	$13,768	$7,876	$25,552	$13,134

Other comprehensive income (loss) -
Foreign currency translation	724	(1,048)	610	(1,519)
Total comprehensive income	$14,492	$6,828	$26,162	$11,615

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2006
(Unaudited)
(In thousands, except per share amounts)

Note 1 — Basis of Presentation

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2006, and the condensed consolidated results of operations, cash flows and comprehensive income for the three- and six-month periods ended November 30, 2006 and 2005.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Effective June 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method.  Under this method, compensation expense is recognized beginning in fiscal year 2007 for stock option grants made after May 31, 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R).  We measure compensation cost based on the fair value of the award and recognize the expense on a straight-line basis over the vesting period.  In accordance with the modified prospective method of transition, the financial statements for prior periods have not been restated.  See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of the adoption of SFAS 123(R) and the impact on the first six months of fiscal year 2007 ending November 30, 2006.

Note 2 — Accounting for Stock-Based Compensation

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

Typically, stock options and restricted stock are subject to forfeiture prior to vesting if the employee terminates employment for any reason other than death, retirement or disability or we terminate employment for cause.  Since its inception, a total of 4,635 shares have been granted under the Stock Benefit Plan and as of November 30, 2006, awards representing 3,140 shares were available for future grant under the Stock Benefit Plan.

Effective June 1, 2006, we adopted SFAS No. 123(R), using the modified prospective method.  Under SFAS No. 123(R) compensation expense is recognized for new stock option grants made after May 31, 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R), if any.  Compensation cost is measured based on the fair value of the award and recognized on a straight line basis over the vesting period.

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

On June 1, 2006, we granted stock options representing 100 shares to a select group of key leadership track employees.  No executive officers were included in the group that received stock option grants.  No stock options were granted during the six-month period ended November 30, 2005 other than reload options, which resulted from the exercise of original stock options granted in prior years.  Effective May 1, 2006, the reload provision was eliminated from substantially all outstanding stock option arrangements.

The weighted average fair value of stock options granted during the six-month periods ended November 30, 2006 and 2005 was $11.93 and $8.51, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	November 30,
	2006	2005
Risk-free interest rate	5.0%	3.8%
Expected volatility of common stock	58.7%	38.4%
Dividend yield	0.0%	0.0%
Expected option term in years	4.0	1.0

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plan for the three- and six-month periods ended November 30, 2005:

		Three Months	Six Months
		Ended	Ended
		November 30, 2005	November 30, 2005
Net income as reported		$7,876	$13,134

Add: Stock-based compensation expense included in net income as reported, net of tax		407	840
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax		(1,384)	(2,755)
Pro forma net income		$6,899	$11,219

Earnings per share — basic:	As reported	$0.24	$0.40
	Pro forma	$0.21	$0.34
Earnings per share — diluted:	As reported	$0.22	$0.37
	Pro forma	$0.19	$0.32

The adoption of SFAS No. 123(R) on June 1, 2006 reduced our income from continuing operations for the three- and six-month periods ended November 30, 2006 by $60 and $120, respectively, and had no impact on basic and diluted earnings per share.

The following table summarizes stock option activity for the six-month period ended November 30, 2006:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (years)	(in thousands)
Outstanding at May 31, 2006	3,080	$16.88
Granted	100	$24.08
Exercised	(363)	$11.10
Cancelled	(29)	$17.39
Outstanding at November 30, 2006	2,788	$17.84	3.9	$24,402
Exercisable at November 30, 2006	2,691	$17.61	3.7	$24,158

The total fair value of stock options that vested during the six-month periods ended November 30, 2006 and 2005 was $0 and $1,628, respectively.  The total intrinsic value of stock options exercised during the three-month periods ended November 30, 2006 and 2005 was $2,341 and $720, respectively.  During the six-month periods ended November 30, 2006 and 2005, the total intrinsic value of stock options exercised was $3,089 and $968, respectively.  The tax benefit realized from stock options exercised during the six-month periods ended November 30, 2006 and 2005 was $0.  As of November 30, 2006, we had $1,073 of unearned compensation related to stock options that will be amortized over an average period of five years.

The fair value of restricted shares is the market value of our common stock on the date of grant.  Amortization expense related to restricted shares during the three-month periods ended November 30, 2006 and 2005 was $925 and $626, respectively.  Amortization expense related to restricted shares during the six-month periods ended November 30, 2006 and 2005 was $1,612 and $1,293, respectively.

Restricted share activity during the six-month period ended November 30, 2006 is as follows:

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2006	785	$15.06
Granted	21	$22.68
Vested	(195)	$14.20
Forfeited	(3)	$15.88
Nonvested at November 30, 2006	608	$15.62

During the three-month period ended August 31, 2006, we granted a total of 21 restricted shares to members of the Board of Directors and one non-executive employee. As of May 31, 2006, the unamortized balance of restricted shares was included in unearned restricted stock awards, a separate component of stockholders’ equity.  Upon the adoption of SFAS No. 123(R), the balance was reclassified to Capital Surplus.  As of November 30, 2006 we had $5,298 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.2 years.

Note 3 — Revenue Recognition

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

Note 4 — Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2006	2006
Raw materials and parts	$49,276	$58,421
Work-in-process	33,688	30,651
Purchased aircraft, parts, engines and components held for sale	179,036	170,498
	$262,000	$259,570

Note 5 — Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2006	2005
Interest paid	$6,923	$6,669
Income taxes paid	1,685	235
Income tax refunds received	803	1,137

Note 6 — Financing Arrangements

On August 31, 2006, we entered into a $140,000 unsecured revolving credit facility with LaSalle Bank National Association and various other lenders.  Under certain circumstances, we may request an increase to the revolving commitment in an aggregate amount of up to $35,000, not to exceed $175,000 in total.  The credit facility expires on August 31, 2010 and borrowings under the facility bear interest at LIBOR plus 125 to 200 basis points based on certain financial measurements.  The credit facility also includes a non-use fee which is currently equal to 30 basis points on the unused portion of the facility.  There were no borrowings outstanding under this facility at November 30, 2006.

In conjunction with entering into the new credit facility, we terminated our secured revolving credit agreement with Merrill Lynch Capital during the first quarter of fiscal 2007 and our accounts receivable securitization program during the second quarter of fiscal 2007.  No borrowings were outstanding and no accounts receivable were sold at the date of termination. No material penalties or fees resulted from the termination of these arrangements.

Note 7 — Earnings per Share

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Income from continuing operations	$13,768	$7,876	$25,714	$13,134
Loss from discontinued operations, net of tax	—	—	(162)	—
Net income	$13,768	$7,876	$25,552	$13,134

Basic shares:
Weighted average common shares outstanding	36,250	33,048	36,161	33,005

Earnings per share — basic:
Earnings from continuing operations	$0.38	$0.24	$0.71	$0.40
Loss from discontinued operations	—	—	—	—
Earnings per share - basic	$0.38	$0.24	$0.71	$0.40

Net income	$13,768	$7,876	$25,552	$13,134
Add: After-tax interest on convertible debt	491	306	983	612
Net income for diluted EPS calculation	$14,259	$8,182	$26,535	$13,746

Diluted shares:
Weighted average common shares outstanding	36,250	33,048	36,161	33,005
Additional shares from the assumed exercise of stock options	523	485	449	464
Additional shares from the assumed vesting of restricted stock	395	—	382	—
Additional shares from the assumed conversion of convertible debt	5,977	3,604	5,977	3,604
Weighted average common shares outstanding — diluted	43,145	37,137	42,969	37,073

Earnings per share — diluted:
Earnings from continuing operations	$0.33	$0.22	$0.62	$0.37
Loss from discontinued operations	—	—	—	—
Earnings per share - diluted	$0.33	$0.22	$0.62	$0.37

At November 30, 2006 and 2005, respectively, stock options to purchase 200 and 1,500 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

Note 8 —Aircraft Joint Ventures

We have invested in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft.  Acquired aircraft are purchased with cash contributions by the members of the companies and debt financing provided on a limited recourse basis.  Under the terms of a servicing agreement with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process, records management and lease and bank negotiations.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the six-month periods ended November 30, 2006 and 2005, we were paid $438 and $274, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Statement of operations information:
Sales	$6,593	$10,846	$38,368	$20,426
Income before provision for income taxes	1,998	1,330	8,211	1,870

	November 30,	May 31,
	2006	2006
Balance sheet information:
Assets	$161,609	$123,177
Debt	104,301	64,934
Members’ capital	53,379	54,949

During the three-month period ended November 30, 2006, we sold our interest in two aircraft owned by an aircraft joint venture.  The pre-tax gain on that sale was $2,853 and is recorded in earnings from aircraft joint ventures on the Condensed Consolidated Statements of Operations.

We also have an investment in an aircraft joint venture company that we consolidate.  We consolidate the financial position and results of operations of this joint venture because we are the primary beneficiary of the joint venture.  The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at November 30, 2006.

Note 9 — Gain on Sale of Product Line

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

Note 10 — Impairment Charges

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

A summary of the carrying value of impaired inventory and engines, after giving effect to all impairment charges recorded by us is as follows:

	November 30,	May 31,	November 30,
	2006	2006	2001
Net impaired inventory and engines	$28,400	$36,000	$89,600

Proceeds from sales of impaired inventory and engines for the six-month period ended November 30, 2006 and the twelve-month period ended May 31, 2006 were $2,000 and $7,300, respectively.

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

Note 11 — Business Segment Information

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Sales:
Aviation Supply Chain	$133,904	$107,993	$261,420	$215,104
Maintenance, Repair and Overhaul	44,477	43,257	94,072	81,229
Structures and Systems	64,268	63,817	124,631	115,177
Aircraft Sales and Leasing	3,418	3,163	8,142	6,308
	$246,067	$218,230	$488,265	$417,818

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Gross profit (loss):
Aviation Supply Chain	$29,896	$22,576	$52,151	$42,286
Maintenance, Repair and Overhaul	6,147	4,963	13,304	10,705
Structures and Systems	8,847	9,828	15,918	18,165
Aircraft Sales and Leasing	969	623	(422)	1,516
	$45,859	$37,990	$80,951	$72,672

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

AAR CORP. and Subsidiaries

November 30, 2006

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

The table below sets forth consolidated sales for our four business segments for the three- and six-month periods ended November 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Sales:
Aviation Supply Chain	$133,904	$107,993	$261,420	$215,104
Maintenance, Repair and Overhaul	44,477	43,257	94,072	81,229
Structures and Systems	64,268	63,817	124,631	115,177
Aircraft Sales and Leasing	3,418	3,163	8,142	6,308
	$246,067	$218,230	$488,265	$417,818

During calendar year 2006, many of the domestic commercial airlines reported improved financial results reflecting their ability to implement fare increases to partially offset the relative continued high cost of fuel.  The improvement has also been driven by the airlines’ continued focus on controlling non-fuel related expenses and the implementation of operational efficiencies.  We expect certain carriers will continue to aggressively seek ways to reduce their cost structure; including outsourcing more of their maintenance and support functions to third parties.  Further, low-cost carriers continue to expand their presence around the world.  Many of these low-cost carriers are flying newer aircraft which will result in increasing demand for maintenance and parts support in future years.  We believe we remain well positioned to respond to the market with our broad range of products and services as these trends continue to develop.

We continue to experience growing demand for performance-based logistic services and strong shipments of specialized mobility products supporting our defense customers’ deployment activities.  Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we remain well positioned with our current products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

AAR CORP. and Subsidiaries

November 30, 2006

(In thousands)

Results of Operations

Three-Month Period Ended November 30, 2006

(as compared with the same period of the prior year)

Consolidated sales for the second quarter ended November 30, 2006 increased $27,837 or 12.8% over the second quarter of last year, primarily due to increased sales to commercial and defense customers in our Aviation Supply Chain segment.  Sales in the Aviation Supply Chain segment increased $25,911 or 24.0% over the prior year.  The sales increase reflects strong demand for engine and airframe parts from commercial customers due to improved sourcing and program execution, the implementation of new supply chain programs and the improved commercial airline environment.  The increase in sales to defense customers was driven by continued strong demand for parts support from performance-based logistics programs.  Gross profit in the Aviation Supply Chain segment increased $7,320 or 32.4% over the prior year primarily due to increased sales volume.  The gross profit margin percentage increased to 22.3% from 20.9% in the prior year due to effective purchasing and favorable mix of products sold.

In the Maintenance, Repair and Overhaul segment, sales increased $1,220 or 2.8% from the same quarter last year.  The increase in sales is primarily attributable to increased demand for our landing gear overhaul services, partially offset by lower sales at our Indianapolis maintenance facility due principally to fewer scheduled maintenance visits from a major airline customer.  Gross profit in the Maintenance, Repair and Overhaul segment increased $1,184 or 23.9% over the prior year as our landing gear and Oklahoma City airframe maintenance businesses improved their gross profit during the quarter, reflecting increased sales for these services and operational efficiencies.

In the Structures and Systems segment, sales remained relatively flat increasing $451 or 0.7% over the prior year.  Sales increased at our Mobility Systems business as demand for mobility products remained strong.  Sales of cargo systems declined compared to the prior year as we began relocating production to a new manufacturing facility in North Carolina.  Gross profit in the Structures and Systems segment declined $981 or 10.0% compared to the prior year as the gross profit margin percentage decreased from 15.4% to 13.8% due to the unfavorable mix of products sold.

In the Aircraft Sales and Leasing segment, sales increased $255 or 8.1% compared with the prior year.  Our strategy is to build an aircraft portfolio through participation in joint ventures and for our own account.  During the second quarter, we sold our interest in two aircraft and acquired two aircraft through a joint venture keeping the total number of aircraft held in joint ventures at 17 (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The increase in earnings from aircraft joint ventures compared to the prior year is primarily due to the sale of our interest in the two aircraft.  We also own eight aircraft outside of the joint ventures.  Of the eight aircraft owned by us outside the aircraft joint ventures, five were acquired prior to September 11, 2001.  Current lease rates for many commercial aircraft are less than pre-September 11 levels.  Gross profit in the Aircraft Sales and Leasing segment increased $346 compared to the prior year.

Operating income increased $8,460 or 56.5% compared with the prior year’s quarter due to increased sales and earnings from aircraft joint ventures partially offset by an increase in selling, general and administrative expenses.  During the second quarter, our selling, general and administrative expenses increased $2,577 or 10.9% over the prior year primarily due to increased resources to support our growth.  Selling, general and administrative expenses as a percentage of sales decreased to 10.6% compared to 10.8% in the prior year.  Net interest expense decreased $567 or 14.2% primarily due to an increase in interest income on higher average invested cash during the period.  Our effective income tax rate increased to 31.1% compared with 28.1% in the prior year due to lower anticipated tax benefits on export activities.

Income from continuing operations was $13,768 for the second quarter of fiscal 2007 compared to $7,876 in the prior year due to the factors discussed above.

Six-Month Period Ended November 30, 2006

(as compared with the same period of the prior year)

Consolidated sales for the six-months ended November 30, 2006 increased $70,447 or 16.9% over the same period last year.  Each reporting segment experienced sales growth with sales to commercial customers increasing 19.4% and sales to defense customers up 12.7% compared to the prior year.  The sales increase to commercial airline customers reflects the improved commercial airline environment, our expanded presence in global markets, growth in supply chain programs, and increased demand for airframe maintenance and landing gear repair overhaul services.   Sales to defense customers increased as we continue to experience strong demand for performance-based logistics programs and specialized mobility products.

Sales in the Aviation Supply Chain segment increased $46,316 or 21.5% over the prior year.  The sales increase reflects strong demand for engine and airframe parts from commercial customers due to improved sourcing and program execution as well as the implementation of new supply chain programs.  The increase in sales to defense customers was driven by continued strong demand for parts support from performance-based logistics programs.  Gross profit in the Aviation Supply Chain segment increased $9,865 or 23.3% over the prior year primarily due to increased sales volume, partially offset by an impairment charge of $4,750 recorded in this segment during the first quarter of fiscal 2007 (see Note 10 of Notes to Condensed Consolidated Financial Statements).  The gross profit margin percentage increased slightly to 19.9% from 19.7% in the prior year due to effective purchasing and favorable mix of products sold, offset by the aforementioned impairment charge.

In the Maintenance, Repair and Overhaul segment, sales increased $12,843 or 15.8% over the prior year.  The increase in sales is primarily attributable to increased demand for landing gear overhaul services as well as airframe maintenance at our Oklahoma and Indianapolis airframe maintenance facilities.  Gross profit in the Maintenance, Repair and Overhaul segment increased $2,599 or 24.3% over the prior year and the gross profit margin percentage increased to 14.1% from 13.2% as our landing gear and Oklahoma City businesses improved their gross profit, reflecting robust demand for these services and increased operational efficiencies, partially offset by lower margins at our Indianapolis-based maintenance facility reflecting lower labor utilization.

In the Structures and Systems segment, sales increased $9,454 or 8.2% over the prior year.  The increase in sales was primarily due to increased deliveries of mobility products to the U.S. Department of Defense.  Sales of our cargo systems were lower as we began relocating production to a new manufacturing facility in North Carolina.  Gross profit in the Structures and Systems segment declined $2,247 or 12.4% compared to the prior year as the gross profit margin percentage decreased from 15.8% to 12.8% due to the unfavorable mix of products sold.

In the Aircraft Sales and Leasing segment, sales increased $1,834 or 29.1% compared with the prior year.  Our strategy in the Aircraft Sales and Leasing segment is to build an aircraft portfolio through participation in joint ventures and for our own account.  During the first six months of fiscal 2007, our joint ventures purchased six aircraft and sold five bringing the total number of aircraft held in joint ventures to 17 (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The increase in earnings from aircraft joint ventures compared to the prior year is primarily due to the sale of these five aircraft.  We also own eight aircraft outside of the joint ventures.  Of the eight aircraft owned by us outside the aircraft joint ventures, five were acquired prior to September 11, 2001.  Current lease rates for aircraft are less than pre-September 11 levels.  Gross profit in the Aircraft Sales and Leasing segment decreased $1,938 compared to the prior year principally due to the impairment charge of $2,902 recorded during the first quarter of fiscal 2007 (see Note 10 of Notes to Condensed Consolidated Financial Statements).

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

Operating income increased $14,984 or 57.7% compared with the prior year’s period due to increased sales, earnings from aircraft joint ventures and gain on sale of product line partially offset by impairment charges and an increase in selling, general and administrative expenses.  During the first six months of fiscal 2007, our selling, general and administrative expenses increased $4,657 or 9.8% over the prior year primarily due to increased resources to support our growth.  Selling, general and administrative expenses as a percentage of sales decreased to 10.7% compared to 11.4% in the prior year.  Net interest expense decreased $903 or 11.8% primarily due to an increase in interest income on higher average invested cash during the period.  Our effective income tax rate increased to 30.7% compared with 28.2% in the prior year due to lower anticipated tax benefits on export activities.

Income from continuing operations was $25,714 compared to $13,134 in the prior year due to the factors discussed above.

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

At November 30, 2006, our liquidity and capital resources included cash of $117,192 and working capital of $448,229.  On August 31, 2006, we entered into a credit agreement with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders (the “LaSalle Credit Agreement”).  The LaSalle Credit Agreement created a $140,000 unsecured revolving credit facility that we can draw upon for general corporate purposes.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $35,000, not to exceed $175,000 in total.   The LaSalle Credit Agreement expires on August 31, 2010.  Borrowings under the LaSalle Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 to 200 basis points based on certain financial measurements.  There were no borrowings outstanding under this facility at November 30, 2006.  On August 31, 2006, we terminated our secured revolving credit agreement with Merrill Lynch Capital and during the second quarter of fiscal 2007, we terminated our accounts receivable securitization program.  No borrowings were outstanding and no accounts receivable were sold at the date of these terminations. In addition, no material penalties or fees resulted from the terminations.  We also have $2,961 available under a foreign line of credit and there were no borrowings outstanding under this facility at November 30, 2006.

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

During the six-month period ended November 30, 2006, we generated $4,405 of cash from operations primarily due to net income and depreciation and amortization of $41,712, partially offset by a reduction in accrued and other liabilities of $15,060 principally reflecting a payment for equipment acquired during fiscal 2006 to support a supply chain program, as well as incentive compensation payments.  Also during the six-month period ended November 30, 2006, there was a use of cash from operations for equipment on both short- and long-term lease of $16,556, principally reflecting the acquisition of several engines for placement on lease.

During the six-month period ended November 30, 2006, our investing activities used $12,740 of cash, principally as a result of capital expenditures of $13,987 and cash invested in aircraft for joint ventures of $4,934, partially offset by proceeds from the sale of a product line of $6,567.

During the six-month period ended November 30, 2006, cash provided from financing activities was $3,913, comprised principally of proceeds from borrowings of $8,916 and proceeds from stock option exercises of $2,937, partially offset by a reduction in borrowings of $7,080 which includes $4,009 for the early retirement of 6.875% Notes due December 15, 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of November 30, 2006 is as follows:

	Payments Due by Period
							After
	Total	11/30/07	11/30/08	11/30/09	11/30/10	11/30/11	11/30/11
On Balance Sheet:
Debt	$289,354	$200	$56,391	$200	$208	$55,000	$177,355
Non-recourse Debt	30,419	30,419	-	-	-	-	-
Interest	96,160	14,124	10,519	8,681	8,681	8,056	46,099

Off Balance Sheet:
Garden City Operating Lease	29,809	1,437	1,473	1,510	1,548	1,587	22,254

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results from operations or financial position.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  Accordingly, we will adopt FIN No. 48 no later than the beginning of fiscal year 2008.  We are currently evaluating the impact the adoption of FIN No. 48 will have on our consolidated financial statements.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information available to the Company as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Part II, Item 1A under the heading “Risk Factors”.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company’s control.  The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk as set forth in our Annual Report on Form 10-K for the year ended May 31, 2006.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2006.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2006, ensuring that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2006, except as follows:

We may not be successful in executing our relocation and transition plan to Goldsboro, North Carolina

During the fourth quarter of fiscal 2006, we acquired a facility in Goldsboro, North Carolina to manufacture cargo handling systems for the new A400M military transport aircraft.  During the first quarter of fiscal 2007, we made the decision to transfer all production of our cargo systems division located in Livonia, Michigan to the new facility.  Once complete, the new facility will be approximately 185,000 square feet and will include manufacturing and administrative office space.  We have developed a comprehensive transition plan which addresses all requirements of the move.  We expect third quarter fiscal 2007 operating results, and possibly fourth quarter fiscal 2007 operating results, to be negatively impacted by the relocation of our cargo handling systems manufacturing business to North Carolina.

Item 4 — Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on October 18, 2006.  The following items were acted upon at the meeting.

1)              Election of three Class I directors to serve until the 2009 Annual Meeting of Stockholders. Three directors were nominated and elected by the stockholders by the requisite vote.

Directors Nominated and Elected at the Meeting

	Votes	Votes
	For	Withheld
Michael R. Boyce	33,740,468	265,739
James G. Brocksmith, Jr.	32,649,385	1,356,822
David P. Storch	33,179,832	826,375

Continuing Directors
Gerald F. Fitzgerald, Jr.
Ronald R. Fogleman
James E. Goodwin
Patrick J. Kelly
Marc J. Walfish
Ronald B. Woodard

2)              Ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending May 31, 2007.

Votes For	33,792,271
Votes Against	197,292
Abstained	16,664

3)              Approval of the performance goals under the AAR CORP. Section 162(m) Incentive Goal Program.

Votes For	32,466,443
Votes Against	1,466,906
Abstained	72,857

Item 6 — Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	January 8, 2007	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President — Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated January 8, 2007 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated January 8, 2007 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated January 8, 2007 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated January 8, 2007 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).