Form 10-Q
period 2007-02-28
AAR CORP
filed 2007-04-04
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2007

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

Yes ☐     No ☒

As of March 31, 2007, there were 37,293,937 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2007

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2007 and May 31, 2006

(In thousands)

	February 28,	May 31,
	2007	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$105,111	$121,738
Accounts receivable, less allowances of $5,310 and $6,466, respectively	158,499	136,272
Inventories	246,052	259,570
Equipment on or available for short-term lease	92,628	64,022
Deposits, prepaids and other	18,704	12,986
Deferred tax assets	24,489	29,866
Total current assets	645,483	624,454

Property, plant and equipment, net of accumulated depreciation of $141,224 and $129,896, respectively	81,816	72,637

Other assets:
Goodwill	55,528	44,432
Equipment on long-term lease	126,288	140,743
Investment in joint ventures	23,583	28,498
Other	78,151	68,055
	283,550	281,728
	$1,010,849	$978,819

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2007 and May 31, 2006

(In thousands)

	February 28,	May 31,
	2007	2006
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$64	$161
Current maturities of long-term debt	31,366	200
Current maturities of non-recourse long-term debt	22,794	1,928
Accounts payable	91,869	97,002
Accrued liabilities	86,916	88,497
Total current liabilities	233,009	187,788

Long-term debt, less current maturities	252,913	293,263
Non-recourse debt	—	25,313
Deferred tax liabilities	37,637	25,357
Other liabilities and deferred income	17,589	24,381
	308,139	368,314

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 41,729 and 40,789 shares, respectively	41,729	40,789
Capital surplus	282,932	274,211
Retained earnings	238,206	197,392
Treasury stock, 4,501 and 4,135 shares at cost, respectively	(79,813)	(69,664)
Unearned restricted stock awards	—	(6,169)
Accumulated other comprehensive loss	(13,353)	(13,842)
	469,701	422,717
	$1,010,849	$978,819

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 28, 2007 and 2006

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Sales:
Sales from products	$226,216	$185,473	$629,072	$530,267
Sales from services	37,860	30,783	105,746	87,966
Sales from leasing	6,902	7,142	20,674	17,632
	270,978	223,398	755,492	635,865
Costs and operating expenses:
Cost of products	186,330	149,870	516,150	437,524
Cost of services	32,705	26,117	89,787	71,075
Cost of leasing	4,668	4,305	13,354	12,121
Cost of sales-impairment charges	—	—	7,652	—
Selling, general and administrative and other	24,770	25,340	76,509	72,007
	248,473	205,632	703,452	592,727
Gain on sale of product line	—	—	5,358	—
Earnings from aircraft joint ventures	2,983	262	9,785	1,060
Operating income	25,488	18,028	67,183	44,198
Gain (loss) on extinguishment of debt	—	(3,893)	2,927	(3,893)
Interest expense	(3,568)	(4,806)	(12,970)	(13,434)
Interest income	1,293	849	3,932	1,811
Income before provision for income taxes	23,213	10,178	61,072	28,682
Provision for income taxes	7,694	983	19,342	6,208
Income from continuing operations	15,519	9,195	41,730	22,474
Discontinued operations:
Operating loss, net of tax	(258)	(65)	(917)	(210)
Net income	$15,261	$9,130	$40,813	$22,264
Earnings per share-basic:
Earnings from continuing operations	$0.43	$0.27	$1.15	$0.69
Loss from discontinued operations	(0.01)	—	(0.03)	(0.01)
Earnings per share - basic	$0.42	$0.27	$1.12	$0.68
Earnings per share-diluted:
Earnings from continuing operations	$0.37	$0.24	$1.00	$0.63
Loss from discontinued operations	(0.01)	—	(0.02)	(0.01)
Earnings per share - diluted	$0.36	$0.24	$0.98	$0.62
Weighted average common shares outstanding - basic	36,534	33,709	36,285	32,723
Weighted average common shares outstanding - diluted	43,496	39,150	43,092	37,397

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2007 and 2006

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended
	February 28,
	2007	2006
Cash flows from operating activities:
Net income	$40,813	$22,264
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	24,089	21,556
Deferred tax provision	17,657	6,578
Gain on sale of product line	(5,358)	—
Impairment charges	7,652	—
Loss (gain) on extinguishment of debt	(2,927)	3,893
Earnings from aircraft joint ventures	(9,785)	—
Changes in certain assets and liabilities:
Accounts and trade notes receivable	(18,027)	(26,980)
Inventories	3,622	(37,618)
Equipment on or available for short-term lease	(10,496)	(1,851)
Equipment on long-term lease	(16,336)	(72,990)
Accounts payable	(4,973)	15,183
Accrued liabilities and taxes on income	(10,863)	697
Other liabilities	(4,723)	10,383
Other	(9,445)	(3,190)
Net cash provided from (used in) operating activities	900	(62,075)
Cash flows from investing activities:
Property, plant and equipment expenditures	(20,524)	(11,812)
Proceeds from disposal of assets	51	24
Proceeds from sale of product line	6,567	—
Company acquired	(11,800)	—
Investment in aircraft joint ventures	16,393	(16,214)
Investment in leveraged leases	245	275
Other	(3,136)	138
Net cash used in investing activities	(12,204)	(27,589)
Cash flows from financing activities:
Proceeds from borrowings	8,980	161,000
Reduction in borrowings	(19,782)	(16,782)
Financing costs	(864)	(5,166)
Other, primarily stock option exercises	6,562	5,124
Net cash provided from (used in) financing activities	(5,104)	144,176
Effect of exchange rate changes on cash	(219)	(37)
Increase (decrease) in cash and cash equivalents	(16,627)	54,475
Cash and cash equivalents, beginning of period	121,738	50,338
Cash and cash equivalents, end of period	$105,111	$104,813

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 28, 2007 and 2006

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net income	$15,261	$9,130	$40,813	$22,264

Other comprehensive income (loss) -
Cumulative translation adjustments	(57)	371	553	(1,148)
Unrealized loss on investment	(64)	—	(64)	—
Total comprehensive income	$15,140	$9,501	$41,302	$21,116

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2007
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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2007, and the condensed consolidated statements of operations, cash flows and comprehensive income for the three- and nine-month periods ended February 28, 2007 and 2006.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Effective June 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method.  Under this method, compensation expense is recognized beginning in fiscal year 2007 for stock option grants made after May 31, 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R).  We measure compensation cost based on the fair value of the award and recognize the expense on a straight-line basis over the vesting period.  In accordance with the modified prospective method of transition, the financial statements for prior periods have not been restated.  See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the adoption of SFAS 123(R) and the impact on the period ended February 28, 2007.

Note 2 — Discontinued Operations

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business based in Frankfort, New York.  The industrial turbine business is a unit within the Structures and Systems segment and is expected to be sold within 12 months.  Net assets of the business were approximately $4,200 at February 28, 2007 and consisted of $1,350 of accounts receivable, $1,150 of inventory, $2,100 of net property, plant and equipment and $400 of accounts payable.

Revenues and pre-tax operating loss for the three- and nine-month periods ended February 28, 2007 and 2006 for the discontinued operation are summarized as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenues	$1,644	$2,589	$5,395	$7,939
Pre-tax operating loss	(397)	(101)	(1,160)	(323)

Note 3 — Acquisitions

On January 12, 2007, we acquired substantially all the assets of Reebaire Aircraft, Inc. (“Reebaire”), a regional airframe maintenance and repair overhaul facility located in Hot Springs, Arkansas.  This acquisition increases our regional MRO capacity in North America.  The purchase price was approximately $11,800 and was paid in cash.  The results of operations since the date of acquisition are not material and are included in our Maintenance, Repair and Overhaul segment.

Our cost to acquire Reebaire has been preliminarily allocated to the assets acquired according to estimated fair values.  The allocation is subject to adjustment when additional information concerning asset valuations is finalized.  We have preliminarily allocated $11,075 to acquired goodwill, representing the excess of the purchase price over the estimated fair value of assets acquired.  We anticipate that the asset valuation will be completed in the first quarter of fiscal 2008.

Subsequent Event

On April 2, 2007, we acquired Brown International Corporation (“Brown”), a privately held defense contractor that provides engineering, design, manufacturing and systems integration services. Brown will operate as part of our Structures and Systems segment. The purchase price was approximately $23,750 and was paid in cash. The purchase price is subject to a working capital adjustment based on the balance sheet as of April 2, 2007.

Note 4 — Marketable Securities

As of February 28, 2007, we have invested $5,400 in equity securities which are classified as available for sale and included in deposits, prepaids and other in the Condensed Consolidated Balance Sheets.  During the third quarter of fiscal 2007, the unrealized loss on investment in equity securities was $64 and was recorded in Other Comprehensive Income.

Note 5 — Accounting for Stock-Based Compensation

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

Restricted stock grants are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build a career with the Company.  Restricted stock typically vests over periods of three to ten years from date of grant.  Restricted stock grants may be performance-based with vesting to occur over periods of one to ten years after the grant is earned.  All restricted stock which has not vested carries full dividend and voting rights.

Typically, stock options and restricted stock are subject to forfeiture prior to vesting if the employee terminates employment for any reason other than death, retirement or disability or if we terminate employment for cause.  A total of 4,635 shares have been granted under the Stock Benefit Plan since its inception and as of February 28, 2007, awards representing 3,363 shares were available for future grant under the Stock Benefit Plan.

Effective June 1, 2006, we adopted SFAS No. 123(R), using the modified prospective method of transition.  Under SFAS No. 123(R) compensation expense is recognized for stock option grants made after May 31, 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R).  Compensation cost is measured based on the fair value of the award and recognized on a straight line basis over the vesting period.

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

On June 1, 2006, we granted stock options representing 100 shares to a select group of key leadership track employees.  No executive officers were included in the group that received stock option grants.  No stock options were granted during the nine-month period ended February 28, 2006 other than reload options, which resulted from the exercise of original stock options granted in prior years.  Effective May 1, 2006, the reload provision was eliminated from substantially all outstanding stock option arrangements.

The weighted average fair value of stock options granted during the nine-month periods ended February 28, 2007 and 2006 was $11.93 and $3.64, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	February 28,
	2007	2006
Risk-free interest rate	5.0%	4.2%
Expected volatility of common stock	58.7%	37.8%
Dividend yield	0.0%	0.0%
Expected option term in years	4.0	1.0

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plan for the three- and nine-month periods ended February 28, 2006:

		Three Months	Nine Months
		Ended	Ended
		February 28, 2006	February 28, 2006
Net income as reported		$9,130	$22,264
Add: Stock-based compensation expense included in net income as reported, net of tax		677	1,517
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax		(2,151)	(4,842)
Pro forma net income		$7,656	$18,939

Earnings per share — basic:	As reported	$0.27	$0.68
	Pro forma	$0.23	$0.58
Earnings per share — diluted:	As reported	$0.24	$0.62
	Pro forma	$0.20	$0.53

The adoption of SFAS No. 123(R) on June 1, 2006 reduced our income from continuing operations for the three- and nine-month periods ended February 28, 2007 by $60 and $180, respectively, and had no impact on basic and diluted earnings per share.

The following table summarizes stock option activity for the nine-month period ended February 28, 2007:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (years)	(in thousands)
Outstanding at May 31, 2006	3,080	$16.88
Granted	100	$24.08
Exercised	(908)	$17.41
Cancelled	(25)	$17.30
Outstanding at February 28, 2007	2,247	$18.28	3.7	$24,269
Exercisable at February 28, 2007	2,150	$18.02	3.5	$23,221

The total fair value of stock options that vested during the nine-month periods ended February 28, 2007 and 2006 was $0 and $1,628, respectively.  The total intrinsic value of stock options exercised during the three-month periods ended February 28, 2007 and 2006 was $2,953 and $2,084, respectively.  During the nine-month periods ended February 28, 2007 and 2006, the total intrinsic value of stock options exercised was $6,044 and $3,052, respectively.  The tax benefit realized from stock options exercised during the nine month periods ended February 28, 2007 and 2006 was $0.  As of February 28, 2007, we had $1,013 of unearned compensation related to stock options that will be amortized over an average period of five years.

The fair value of restricted shares is the market value of our common stock on the date of grant.  Amortization expense related to restricted shares during the three-month periods ended February 28, 2007 and 2006 was $1,012 and $1,041, respectively.  Amortization expense related to restricted shares during the nine-month periods ended February 28, 2007 and 2006 was $2,624 and $2,334, respectively.

Restricted share activity during the nine-month period ended February 28, 2007 is as follows:

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2006	785	$15.06
Granted	21	$22.68
Vested	(195)	$14.20
Forfeited	(3)	$15.88
Nonvested at February 28, 2007	608	$15.62

During the nine-month period ended February 28, 2007, we granted a total of 21 restricted shares to members of the Board of Directors and one non-executive employee. As of May 31, 2006, the unamortized balance of restricted shares was included in unearned restricted stock awards, a separate component of stockholders’ equity.  Upon the adoption of SFAS No. 123(R), the balance was reclassified to Capital Surplus.  As of February 28, 2007 we had $4,581 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 1.9 years.

Note 6 — Revenue Recognition

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

Note 7 — Inventory

The summary of inventories is as follows:

	February 28,	May 31,
	2007	2006
Raw materials and parts	$48,526	$58,421
Work-in-process	31,320	30,651
Purchased aircraft, parts, engines and components held for sale	166,206	170,498
	$246,052	$259,570

Note 8 — Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2007	2006
Interest paid	$13,083	$13,231
Income taxes paid	1,816	556
Income tax refunds received	1,197	1,137

Note 9 — Financing Arrangements

On August 31, 2006, we entered into a $140,000 unsecured revolving credit facility with LaSalle Bank National Association and various other lenders.  Under certain circumstances, we may request an increase to the revolving commitment in an aggregate amount of up to $35,000, not to exceed $175,000 in total.  The credit facility expires on August 31, 2010 and borrowings under the facility bear interest at LIBOR plus 125 to 200 basis points based on certain financial measurements.  The credit facility also includes a non-use fee which is currently equal to 30 basis points on the unused portion of the facility.  There were no borrowings outstanding under this facility at February 28, 2007.

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

Note 10 — Earnings per Share

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2007 and 2006.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Income from continuing operations	$15,519	$9,195	$41,730	$22,474
Loss from discontinued operations, net of tax	(258)	(65)	(917)	(210)
Net income	$15,261	$9,130	$40,813	$22,264

Basic shares:
Weighted average common shares outstanding	36,534	33,709	36,285	32,723

Earnings per share — basic:
Earnings from continuing operations	$0.43	$0.27	$1.15	$0.69
Loss from discontinued operations	(0.01)	—	(0.03)	(0.01)
Earnings per share - basic	$0.42	$0.27	$1.12	$0.68

Net income	$15,261	$9,130	$40,813	$22,264
Add: After-tax interest on convertible debt	491	358	1,474	969
Net income for diluted EPS calculation	$15,752	$9,488	$42,287	$23,233

Diluted shares:
Weighted average common shares outstanding	36,534	33,709	36,285	32,723
Additional shares from the assumed exercise of stock options	536	696	405	468
Additional shares from the assumed vesting of restricted stock	449	458	425	374
Additional shares from the assumed conversion of convertible debt	5,977	4,287	5,977	3,832
Weighted average common shares outstanding — diluted	43,496	39,150	43,092	37,397

Earnings per share — diluted:
Earnings from continuing operations	$0.37	$0.24	$1.00	$0.63
Loss from discontinued operations	(0.01)	—	(0.02)	(0.01)
Earnings per share - diluted	$0.36	$0.24	$0.98	$0.62

At February 28, 2007 and 2006, respectively, stock options to purchase 87 and 1,300 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

Note 11 —Aircraft Joint Ventures

We have invested in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft.  Acquired aircraft are purchased with cash contributions by the members of the companies and debt financing provided on a limited recourse basis.  The total number of aircraft held in joint ventures is 15.  Under the terms of a servicing agreement with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process, records management and lease and bank negotiations.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the nine-month periods ended February 28, 2007 and 2006, we were paid $816 and $393, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Statement of operations information:
Sales	$6,625	$3,146	$44,993	$23,572
Income before provision for income taxes	1,935	633	10,146	2,503

	February 28,	May 31,
	2007	2006
Balance sheet information:
Assets	$145,479	$123,177
Debt	96,115	64,934
Members’ capital	43,363	54,949

We also have an investment in an aircraft joint venture company that we consolidate.  We consolidate the financial position and results of operations of this joint venture because we are the primary beneficiary of the joint venture.  The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at February 28, 2007.

Note 12 — Gain on Sale of Product Line

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

Note 13 — Impairment Charges

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

A summary of the carrying value of impaired inventory and engines, after giving effect to all impairment charges recorded by us is as follows:

	February 28,	May 31,	November 30,
	2007	2006	2001
Net impaired inventory and engines	$27,900	$36,000	$89,600

Proceeds from sales of impaired inventory and engines for the nine-month period ended February 28, 2007 and the twelve-month period ended May 31, 2006 were $2,600 and $7,300, respectively.

Other Impairment and Gain on Extinguishment of Debt

During the first quarter of fiscal 2007, we restructured the lease and non-recourse debt on a wholly-owned wide-body aircraft.  This aircraft was originally purchased prior to September 11, 2001.  As a result of the restructuring of the lease and debt, we recorded a $2,927 gain on extinguishment of debt.  Further, we decided to offer this aircraft for sale and recorded a $2,902 impairment charge to reduce the carrying value of the aircraft to its estimated net realizable value.  The asset and related debt have been reclassified to current from long term.

Note 14 — Business Segment Information

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Sales:
Aviation Supply Chain	$135,687	$117,170	$397,107	$332,274
Maintenance, Repair and Overhaul	52,265	43,591	146,337	124,820
Structures and Systems	62,992	59,276	183,872	169,102
Aircraft Sales and Leasing	20,034	3,361	28,176	9,669
	$270,978	$223,398	$755,492	$635,865

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Gross profit:
Aviation Supply Chain	$29,862	$27,776	$82,013	$70,062
Maintenance, Repair and Overhaul	7,260	6,008	20,564	16,713
Structures and Systems	8,921	8,251	25,162	25,783
Aircraft Sales and Leasing	1,232	1,071	810	2,587
	$47,275	$43,106	$128,549	$115,145

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

AAR CORP. and Subsidiaries
February 28, 2007
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

The table below sets forth consolidated sales for our four business segments for the three- and nine-month periods ended February 28, 2007 and 2006.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Sales:
Aviation Supply Chain	$135,687	$117,170	$397,107	$332,274
Maintenance, Repair and Overhaul	52,265	43,591	146,337	124,820
Structures and Systems	62,992	59,276	183,872	169,102
Aircraft Sales and Leasing	20,034	3,361	28,176	9,669
	$270,978	$223,398	$755,492	$635,865

During calendar year 2006, many of the domestic commercial airlines reported improved financial results reflecting their ability to implement fare increases to partially offset the relative continued high cost of fuel.  The improvement has also been driven by the airlines’ continued focus on controlling non-fuel related expenses, the implementation of operational efficiencies and relatively high load factors.  We expect certain carriers will continue to aggressively seek ways to reduce their cost structure; including outsourcing more of their maintenance and support functions to third parties.  Further, low-cost carriers continue to expand their presence around the world.  Many of these low-cost carriers are flying newer aircraft which will result in increasing demand for maintenance and parts support in future years.  We believe we remain well positioned to respond to the market with our broad range of products and services as these trends continue to develop.

We continue to experience growing demand for performance-based logistic services and strong shipments of specialized mobility products supporting our defense customers’ deployment activities.  Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we remain well positioned with our current products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.  We continue to monitor the debate between the current Administration and the U.S. Congress regarding the troop withdrawal from Iraq and its impact on demand for our products and services.

Results of Operations

Three-Month Period Ended February 28, 2007
(as compared with the same period of the prior year)

Consolidated sales for the third quarter ended February 28, 2007 increased $47,580 or 21.3% over the third quarter of last year as all four of our reportable segments experienced an increase in sales. Sales in the Aviation Supply Chain segment increased $18,517 or 15.8% over the prior year. This sales increase reflects strong demand for engine and airframe parts and component repairs from commercial customers due to improved sourcing and program execution, the implementation of new supply chain programs and the improved commercial airline environment. Gross profit in the Aviation Supply Chain segment increased $2,086 or 7.5% over the prior year quarter primarily due to increased sales volume. The gross profit margin percentage decreased to 22.0% from 23.7% in the prior year quarter due to the unfavorable mix of products sold and lower margins in our component repair business.

In the Maintenance, Repair and Overhaul segment, sales increased $8,674 or 19.9% from the same quarter last year. The increase in sales is primarily attributable to increased demand for airframe maintenance at our Oklahoma City facility, increased demand for landing gear overhaul services and the inclusion of approximately $1,400 of revenue from Reebaire (see Note 3 of Notes to Condensed Consolidated Financial Statements) which was acquired in January 2007. Gross profit in the Maintenance, Repair and Overhaul segment increased $1,252 or 20.8% and the gross profit percentage increased from 13.8% to 13.9% as our landing gear and Oklahoma City airframe maintenance businesses improved their gross profit during the quarter reflecting increased sales for these services and operational efficiencies.

In the Structures and Systems segment, sales increased $3,716 or 6.3% over the prior year. Sales increased at our Mobility Systems business attributable to the development and delivery of increasingly complex and specialized shelter products and higher volume of pallets. Sales of cargo systems declined compared to the prior year as we continued to relocate production to a new manufacturing facility in Goldsboro, North Carolina. Gross profit in the Structures and Systems segment increased $670 or 8.1% compared to the prior year and the gross profit margin percentage increased from 13.9% to 14.2% due to the favorable mix of products sold.

In the Aircraft Sales and Leasing segment, sales increased $16,673 compared with the prior year quarter driven by a $16,500 sale of two owned aircraft at book value. During the third quarter, we also sold our interest in two aircraft through a joint venture. The increase in earnings from aircraft joint ventures compared to the prior year is primarily due to the sale of our interest in the two aircraft. At February 28, 2007, the total number of aircraft held in joint venture was 15 (see Note 11 of Notes to Condensed Consolidated Financial Statements). Our strategy is to build an aircraft portfolio through participation in joint ventures and for our own account. We also wholly-own six aircraft outside of the joint ventures. Of the six aircraft owned by us outside the aircraft joint ventures, five were acquired prior to September 11, 2001. Current lease rates for many commercial aircraft are less than pre-September 11 levels.

Operating income increased $7,460 or 41.4% compared with the prior year’s quarter due to increased sales and earnings from aircraft joint ventures. Selling, general and administrative expenses as a percentage of sales decreased to 9.1% compared to 11.3% in the prior year as we continue to leverage our cost structure and benefited from a $700 bad debt recovery. Net interest expense decreased $1,682 or 42.5% due to lower average borrowings, an increase in interest income on higher average invested cash during the period and the favorable impact of capitalized interest of approximately $590. Our effective income tax rate increased to 33.1% compared to 9.7% in the prior year due to lower anticipated tax benefits on export activities.

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation. Sales for this business were $1,644 for the three-month period ended February 28, 2007.

Income from continuing operations was $15,519 for the third quarter of fiscal 2007 compared to $9,195 in the prior year due to the factors discussed above.

Nine-Month Period Ended February 28, 2007
(as compared with the same period of the prior year)

Consolidated sales for the nine-months ended February 28, 2007 increased $119,627 or 18.8% over the same period last year. Each reporting segment experienced sales growth with sales to commercial customers increasing 23.8% and sales to defense customers up 10.8% compared to the prior year. The sales increase to commercial airline customers reflects the improved commercial airline environment, our expanded presence in global markets, growth in supply chain programs, and increased demand for airframe maintenance and landing gear overhaul services. Sales to defense customers increased as we continue to experience strong demand for performance-based logistics programs and specialized mobility products.

Sales in the Aviation Supply Chain segment increased $64,833 or 19.5% over the prior year. The sales increase reflects strong demand for engine and airframe parts from commercial customers due to improved sourcing and program execution as well as the implementation of new supply chain programs. The increase in sales to defense customers was driven by continued strong demand for parts support from performance-based logistics programs. Gross profit in the Aviation Supply Chain segment increased $11,951 or 17.1% over the prior year primarily due to increased sales volume, partially offset by an impairment charge of $4,750 recorded in this segment during the first quarter of fiscal 2007 (see Note 13 of Notes to Condensed Consolidated Financial Statements). The gross profit margin percentage decreased slightly to 20.7% from 21.1% in the prior year due to the unfavorable mix of products sold and the impairment charge.

In the Maintenance, Repair and Overhaul segment, sales increased $21,517 or 17.2% over the prior year. The increase in sales is primarily attributable to increased demand for landing gear overhaul services as well as airframe maintenance at our Oklahoma and Indianapolis airframe maintenance facilities. Gross profit in the Maintenance, Repair and Overhaul segment increased $3,851 or 23.0% over the prior year and the gross profit margin percentage increased to 14.1% from 13.4% as our landing gear and Oklahoma City businesses improved their gross profit, reflecting robust demand for these services and operational efficiencies.

In the Structures and Systems segment, sales increased $14,770 or 8.7% over the prior year. The increase in sales was primarily due to the development and delivery of increasingly complex and specialized shelter products and higher volume of pallets at our Mobility Systems business. Sales of our cargo systems were lower as we began relocating production to a new manufacturing facility in North Carolina. Gross profit in the Structures and Systems segment declined $621 or 2.4% compared to the prior year as the gross profit margin percentage decreased from 15.2% to 13.7% due to the unfavorable mix of products sold.

In the Aircraft Sales and Leasing segment, sales increased $18,507 compared with the prior year principally due to the $16,500 sale of two aircraft at book value. During the first nine months of fiscal 2007, our joint ventures purchased six aircraft and sold seven. The increase in earnings from aircraft joint ventures compared to the prior year is primarily due to the sale of these seven aircraft. At February 28, 2007, the total number of aircraft held in joint venture was 15 (see Note 11 of Notes to Condensed Consolidated Financial Statements). Our strategy in the Aircraft Sales and Leasing segment is to build an aircraft portfolio through participation in joint ventures and for our own account. We also own six aircraft outside of the joint ventures. Of the six aircraft owned by us outside the aircraft joint ventures, five were acquired prior to September 11, 2001. Current lease rates for aircraft are less than pre-September 11 levels. Gross profit in the Aircraft Sales and Leasing segment decreased $1,777 compared to the prior year principally due to the impairment charge of $2,902 recorded during the first quarter of fiscal 2007 (see Note 13 of Notes to Condensed Consolidated Financial Statements).

During the first quarter of fiscal 2007, we recorded impairment charges of $7,652 related to certain inventory acquired prior to September 11, 2001, as well as an aircraft that we decided to offer for sale. An impairment charge of $4,750 was recorded for engine parts that were acquired prior to September 11, 2001, and were subject to impairment charges recorded in prior years. The fiscal 2007 impairment charge was triggered by our decision to aggressively pursue the liquidation of this inventory. We made this decision to recognize the impact of persistently high fuel costs and fewer operators on demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment (see Note 13 of Notes to Condensed Consolidated Financial Statements). In the Aircraft Sales and Leasing segment, we recorded an impairment charge of $2,902 on a wide-body aircraft originally purchased prior to September 11, 2001. The lease and non-recourse debt on the aircraft were restructured during the quarter, and we made the decision to offer the aircraft for sale and recorded the impairment charge to reduce the carrying value of the aircraft to estimated net realizable value. As part of the restructuring, the lender of the non-recourse debt reduced the outstanding principal balance by $2,927 which resulted in a gain on extinguishment of the same amount.

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

Operating income increased $22,985 or 52.0% compared with the prior year’s period due to increased sales, earnings from aircraft joint ventures and gain on sale of product line partially offset by impairment charges and an increase in selling, general and administrative expenses. During the first nine months of fiscal 2007, our selling, general and administrative expenses increased $4,502 or 6.3% over the prior year primarily due to increased resources to support our growth. Selling, general and administrative expenses as a percentage of sales decreased to 10.1% compared to 11.3% in the prior year. Net interest expense decreased $2,585 or 22.2% primarily due to an increase in interest income on higher average invested cash during the period and capitalized interest of $649. Our effective income tax rate for the nine-months ended February 28, 2007 was 31.7% compared to 21.6% in the prior year due to lower anticipated tax benefits on export activities. We expect our effective income tax rate to be 35% in fiscal 2008.

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation. Sales for this business were $5,395 for the nine-month period ended February 28, 2007.

Income from continuing operations was $41,730 compared to $22,474 in the prior year due to the factors discussed above.

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

At February 28, 2007, our liquidity and capital resources included cash of $105,111 and working capital of $412,474. On August 31, 2006, we entered into a credit agreement with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders (the “LaSalle Credit Agreement”). The LaSalle Credit Agreement created a $140,000 unsecured revolving credit facility that we can draw upon for general corporate purposes. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $35,000, not to exceed $175,000 in total. The LaSalle Credit Agreement expires on August 31, 2010. Borrowings under the LaSalle Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 to 200 basis points based on certain financial measurements. There were no borrowings outstanding under this facility at February 28, 2007. On August 31, 2006, we terminated our secured revolving credit agreement with Merrill Lynch Capital and during the second quarter of fiscal 2007, we terminated our accounts receivable securitization program. No borrowings were outstanding and no accounts receivable were sold at the date of these terminations. In addition, no material penalties or fees resulted from the terminations. In addition to our domestic facility, we also have $2,896 available under a foreign line of credit.

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

During the nine-month period ended February 28, 2007, we generated $900 of cash from operations primarily due to net income and depreciation and amortization of $64,902, partially offset by investments made in equipment on both short-and long-term lease of $26,832, an $18,027 increase in accounts receivable reflecting higher sales, and a reduction in accrued liabilities of $15,586 principally reflecting a payment for equipment acquired during fiscal 2006 to support a supply chain program.

During the nine-month period ended February 28, 2007, our investing activities used $12,204 of cash, principally as a result of capital expenditures of $20,524 and an acquisition of $11,800 (see Note 3 of Notes to Condensed Consolidated Financial Statements), partially offset by cash generated from aircraft for joint ventures of $16,393 and proceeds from the sale of a product line of $6,567 (see Note 12 of Notes to Condense Consolidated Financial Statements).

During the nine-month period ended February 28, 2007, cash used in financing activities was $5,104, comprised principally of a reduction in borrowings of $19,782, which includes $9,034 for the early retirement of 6.875% Notes due December 15, 2007, partially offset by proceeds from borrowings of $8,980 and cash proceeds from stock option exercises of $6,562.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of February 28, 2007 is as follows:

	Payments Due by Period
	Total	2/28/08	2/28/09	2/28/10	2/28/11	2/28/12	After 2/28/12
On Balance Sheet:
Debt	$284,279	$31,366	$20,200	$200	$158	$55,000	$177,355
Non-recourse debt	22,794	22,794	—	—	—	—	—
Bank borrowings	64	64	—	—	—	—	—
Interest	89,265	11,387	9,807	8,681	8,471	6,902	44,017

Off Balance Sheet:
Garden City operating lease	29,451	1,446	1,483	1,520	1,558	1,596	21,848

Critical Accounting Policies and Significant Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the consolidated financial statements. The most significant estimates made by management include adjustments to reduce the value of inventories and equipment on or available for lease, allowance for doubtful accounts, revenue recognition and assumptions used in determining pension plan obligations. Accordingly, actual results could differ materially from those estimates. The following is a summary of the accounting policies considered critical by management.

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The recognition provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and the measurement provisions are effective for fiscal years ending after December 15, 2008. We anticipate that the impact of adopting the recognition provisions of SFAS No. 158 will increase our pension liability by approximately $6,100 and will reduce shareholders’ equity by approximately $4,000.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN No. 48 no later than the beginning of fiscal year 2008. We do not believe FIN No. 48 will have a material impact on our results from operations or financial position.

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

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2007. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2007, ensuring that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the third quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AAR CORP.
(Registrant)

Date:	April 4, 2007	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko Vice President and Chief Financial Officer (Principal Financial Officer and officer duly authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp Vice President — Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated April 4, 2007 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated April 4, 2007 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated April 4, 2007 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated April 4, 2007 of Timothy J. Romenesko, Vice President and Chief Financial Officer of Registrant (filed herewith).