Form 10-K
period 2007-05-31
AAR CORP
filed 2007-07-20
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2007
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
Yes ☐ No ☒

At November 30, 2006, the aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $955,063,050 (based upon the closing price of the Common Stock at November 30, 2006 as reported on the New York Stock Exchange).

On June 30, 2007, there were 37,795,630 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant’s 2007 Annual Meeting of Stockholders, to be held October 17, 2007 are incorporated by reference in Part III.

PART I

ITEM 1.                BUSINESS
(Dollars in thousands)

General

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise. AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966. We are a diversified provider of products and services to the worldwide aviation and defense industries. We conduct our business activities primarily through six principal operating subsidiaries: AAR Parts Trading, Inc., AAR Aircraft & Engine Sales & Leasing, Inc., AAR Services, Inc., AAR Aircraft Services, Inc., AAR Manufacturing, Inc., and AAR International, Inc. Our international business activities are conducted primarily through AAR International, Inc.

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

Aviation Supply Chain

Activities in our Aviation Supply Chain segment include the purchase and sale of a wide variety of new, overhauled and repaired engine and airframe parts and components for our airline and defense customers. We also repair and overhaul a wide variety of avionics, electrical, electronic, fuel, hydraulic and pneumatic components and instruments and a broad range of internal airframe components for the same customer categories. We provide customized inventory supply and management programs and performance-based logistics programs for engine and airframe parts and components in support of airline and defense customer’s maintenance activities. The types of services provided under these programs include program and warehouse management, parts replenishment and parts and component repair and overhaul. We are an authorized distributor for more than 125 leading aviation product manufacturers. In addition, we sell and lease commercial jet engines. We acquire aviation parts and components for the Aviation Supply Chain segment from domestic and foreign airlines, original equipment manufacturers, independent aviation service companies and aircraft leasing companies. In the Aviation Supply Chain segment, the majority of our sales are made pursuant to standard commercial purchase orders. In certain inventory supply and management programs and performance-based logistics programs, we supply products and services under agreements reflecting negotiated terms and conditions.

Maintenance, Repair and Overhaul

Activities in our Maintenance, Repair and Overhaul segment include airframe maintenance services and the repair and overhaul of most types of landing gear for our airline and defense customers. We have a long-term lease to occupy a portion of an airframe maintenance facility in Indianapolis, Indiana (the Indianapolis Maintenance Center or IMC), which is owned by the Indianapolis Airport Authority (IAA). We believe the IMC is one of the most efficient and state-of-the-art airframe maintenance facilities in the world and our occupancy of the IMC significantly expands our maintenance and repair capacity and capabilities. The IMC is comprised of 12 airframe maintenance bays, backshop space to support airframe maintenance activities, warehouse and office space. At May 31, 2007, we occupied and were performing maintenance activities in seven bays and occupied certain office space within the IMC. We have options for three additional bays and additional office space under a lease which expires in December 2014, with a ten-year renewal option. The lease agreement contains early termination rights for AAR and the IAA, which may be exercised in specified circumstances. In addition to the IMC, we operate an aircraft maintenance facility located in Oklahoma City, Oklahoma providing airframe maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, defense, regional, business and general aviation aircraft. On January 12, 2007, we acquired substantially all the assets of Reebaire Aircraft, Inc. (“Reebaire”), a regional airframe maintenance and repair overhaul facility located in Hot Springs, Arkansas. This acquisition increases our regional MRO capacity in North America. The purchase price was approximately $11,800 and was paid in cash. We also operate an aircraft storage facility in Roswell, New Mexico. In this segment, we purchase replacement parts from original equipment manufacturers and suppliers that are used in our maintenance, repair and overhaul operations. We have ongoing arrangements with original equipment manufacturers (OEMs) that provide us access to parts, repair manuals and service bulletins in support of parts manufactured by the OEM. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price and delivery. When possible, we obtain replacement parts used in repair and overhaul activities from operating units in our Aviation Supply Chain segment.

Structures and Systems

Activities in our Structures and Systems segment include the manufacture and repair of pallets and a wide variety of containers and shelters in support of military and humanitarian tactical deployment activities. On April 2, 2007, we acquired 100% of the shares of common stock of Brown International Corporation (“Brown”), a privately held defense contractor that provides engineering, design, manufacturing and systems integration services. The purchase price was approximately $26,700 and was paid in cash. We design, manufacture and install in-plane cargo loading and handling systems for commercial and military aircraft and helicopters. We also design and manufacture advanced composite materials for commercial, business and military aircraft as well as advanced composite structures for the transportation industry. During fiscal 2007, we decided to exit our non-core industrial turbine business located in Frankfort, New York, and have treated it as a discontinued operation. In this segment, sales are made to customers pursuant to standard commercial purchase orders and contracts. We purchase the raw materials for this business, including aluminum sheets, extrusions and castings and other necessary supplies, from a number of vendors.

Aircraft Sales and Leasing

Activities in our Aircraft Sales and Leasing segment include the sale or lease of used commercial jet aircraft. Each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties and lease return provisions. Leases have fixed terms; early termination by either party is not permitted except in the event of a breach. In this segment, we purchase aircraft from airlines and aircraft leasing companies for our own account or in partnership with strategic or financial partners typically under joint venture agreements. At May 31, 2007, the total number of aircraft held in these joint ventures was 12. We also directly own nine aircraft outside of the joint ventures. Within this segment, we also provide advisory services which consist of assistance in remarketing aircraft, records management and storage maintenance.

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

Customers

For each of our reportable segments, we market and sell products and services primarily through our own employees. In certain markets, we rely on foreign sales representatives to assist in the sale of our products and services. The principal customers for our products and services in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments are domestic and foreign commercial airlines, regional and commuter airlines, business and general aviation operators, original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies. In the Structures and Systems segment, our principal customers include domestic and foreign military organizations, domestic and foreign commercial airlines, original equipment manufacturers, large system providers and other industrial entities. The principal customers in the Aircraft Sales and Leasing segment include domestic and foreign commercial airlines and aircraft finance and leasing companies. Sales of aviation products and services to our airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g. frequency of schedules), the number of airline operators and the level of sales of new and used aircraft. Sales to the U.S. Department of Defense are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, government funding and requirements generated by world events.

Licenses

We have 12 Federal Aviation Administration (FAA) licensed repair stations in the United States and Europe. Of the 12 licensed FAA repair stations, six are also European Aviation Safety Agency (EASA) licensed repair stations. Such licenses, which are ongoing in duration, are required in order for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 12 FAA licensed repair stations, four are in the Aviation Supply Chain segment, five are in the Maintenance, Repair and Overhaul segment, and three are in the Structures and Systems segment. Of the six EASA licensed repair stations, two are in the Aviation Supply Chain segment, three are in the Maintenance, Repair and Overhaul segment and one is in the Structures and Systems segment. We believe that we possess all licenses and certifications that are material to the conduct of our business.

Competition

Competition in our markets is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in both the Aviation Supply Chain and the Maintenance, Repair and Overhaul segments include original equipment manufacturers, the service divisions of large commercial airlines and other independent suppliers of parts and repair and overhaul services. Our pallet, container and shelter manufacturing activities in our Structures and Systems segment compete with several large and small companies, and our cargo systems and composite structures competitors include a number of divisions of large corporations and small companies. In our Aircraft Sales and Leasing segment, we face competition from financial institutions, syndicators, hedge funds, commercial and specialized leasing companies and other entities that provide financing. Although certain of our competitors have substantially greater financial and other resources than we do, in each of our four reportable segments we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to quality and our unique combination of market expertise and technical and financial capabilities.

Backlog

At May 31, 2007, backlog believed to be firm was approximately $319,700 compared to $243,200 at May 31, 2006. Approximately $268,300 of this backlog is expected to be filled within the next 12 months.

Employees

At May 31, 2007, we employed approximately 3,900 persons worldwide. We also retain approximately 600 contract workers, the majority of which are located at our airframe maintenance facilities.

Sales to U.S. Department of Defense

Sales to the U.S. Department of Defense and its contractors were $325,280 (30.7% of total sales), $293,778 (33.2% of total sales), and $249,216 (33.7% of total sales) in fiscal years 2007, 2006 and 2005, respectively. Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our government contracts are for products and services used for ongoing military logistic support activities and are subject to changes in defense spending. Our government contracts are subject to termination at the election of the government; in the event of such a termination we would be entitled to recover from the government all allowable costs incurred by us through the date of termination.

Available Information

For additional information concerning our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Segment Information” in Note 15 of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”, below.

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

ITEM 1A.        RISK FACTORS

The following is a description of some of the principal risks inherent in our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could adversely impact our results of operations or financial condition in the future.

We may be affected by factors that adversely affect the aviation industry.

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

•       deterioration in the financial condition of our existing and potential customers;

•       reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support;

•       retirement of older generation aircraft, resulting in lower prices for spare parts and services for those aircraft;

•       reductions in demand for used aircraft and engines; and

•       future outbreaks of infectious diseases.

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

We have used a number of assumptions when determining the recoverability of inventories and aircraft and engines which are on lease or available for lease. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. Principally as a result of the events of September 11, 2001 and its impact on the global airline industry’s financial condition, fleet size and aircraft utilization, we recorded a significant charge for impaired inventories and engines during the second quarter of fiscal 2002 utilizing those assumptions. During the fourth quarter of fiscal 2003 and the first quarter of fiscal 2007, we recorded additional charges as a result of a further decline in market value for certain of these inventories, aircraft and engines. Further reductions in demand for our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our inventories, aircraft and engines, could result in additional impairment charges in future periods. We can give no assurance that future impairment charges for our inventories, aircraft and engines will not occur.

Our government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

Our sales to the U.S. Department of Defense and its contractors were approximately $325,280 (30.7% of consolidated sales) in fiscal year 2007. The majority of our government contracts are for aviation products and services used for ongoing military logistic support activities and for products which support the U.S. military’s deployment strategy. Our contracts with the U.S. Department of Defense and its contractors are typically firm agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the U.S. Department of Defense. Sales to the U.S. Department of Defense are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, government funding and requirements generated by world events, and therefore may not continue at levels previously experienced, which could have an adverse effect on our results of operations and financial condition.

We face risks of cost overruns and losses on fixed-price contracts.

We sell certain of our products and services under firm, fixed-price contracts providing for fixed prices for the products and services, regardless of costs incurred by us. The cost of producing products or providing services may be adversely affected by increases in the cost of labor, materials, fuel, overhead and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts which could adversely affect our results of operations and financial condition.

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

Significant issues may develop associated with the A400M Cargo system.

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new A400M Military Transport Aircraft (A400M). We are teaming with Pfalz Flugzeugwerke GmbH (PFW) of Speyer, Germany on the program. We have incurred, and are expected to continue to incur, significant development costs in connection with this program. Our portion of revenue to be generated from this program is expected to exceed $300,000 through fiscal 2015, based on sales projections of the A400M. We expect to begin shipments under this program during the second half of fiscal 2008. If the A400M experiences significant delivery delays or order cancellations, or if we fail to develop the system according to contract specifications, then our operating results and financial condition could be adversely affected.

The Indianapolis Maintenance Center success is dependent upon the hiring and retention of a large pool of skilled aircraft mechanics.

The Indianapolis Maintenance Center is comprised of 12 airframe maintenance bays (10 of which are available to us), as well as backshop, warehouse and office space. Revenues at the IMC fluctuate based on the demand for maintenance which, in turn, is driven by the number of aircraft operating and potential outsourcing of maintenance activities by airlines. Furthermore, we may not be able to hire and retain the required amount of qualified licensed aircraft mechanics. As a result, we may not be able to execute our operational and financial plan at the IMC, which could adversely affect our results of operations and financial condition.

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

Certain of our loan agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our failure to comply with these covenants could adversely affect our results of operations and financial condition.

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

Acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

During fiscal 2007, we completed two acquisitions.  Further, we explore and have discussions with third parties regarding additional acquisitions on a regular basis. Acquisitions involve risks including difficulties in integrating the operations and personnel of the acquired business, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill on our financial results, and the potential loss of key employees of the acquired business. For the two acquisitions we made in fiscal 2007, and for any additional businesses we may acquire in the future, we may not be able to execute our operational, financial or integration plan of the acquired businesses, which could adversely affect our results of operations and financial condition.

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

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and may continue to have an impact on our operations. Compliance with environmental requirements and resolution of environmental claims have, in the past, been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition. Management cannot assess the possible effect of compliance with future environmental requirements or of future environmental claims for which we may not have adequate indemnification or insurance coverage. If we were required to pay the expenses related to any future environmental claims for which neither indemnification nor insurance coverage were available, these expenses could have an adverse impact on our results of operations and financial condition. Additional information on environmental matters, including an administrative proceeding by the Michigan Department of Environmental Quality, is contained under Item 3 of this Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

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

Our operations would be adversely affected by a shortage of skilled personnel or work stoppages.

Because of the complex nature of many of our products and services, we are generally dependent on an educated and highly skilled workforce. Furthermore, we have collective bargaining agreements covering approximately 600 employees at three of our facilities. Our ability to operate successfully and meet our customers’ demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel to conduct our business, or if we experience a significant or prolonged work stoppage, and may adversely affect our results of operations and profitability.

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

Our principal activities in the Maintenance, Repair and Overhaul segment are conducted at facilities leased by us located in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Roswell, New Mexico and Hot Springs, Arkansas.

Our principal activities in the Structures and Systems segment are conducted at facilities owned by us in Clearwater, Florida (subject to an industrial revenue bond); Cadillac and Livonia, Michigan; Goldsboro, North Carolina and Frankfort, New York. We also lease facilities in Huntsville, Alabama.

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

AAR Manufacturing, Inc., a subsidiary of the Company (“subsidiary”) received an Administrative Order for Response Activity (“Order”) dated August 7, 2003, from the Michigan Department of Environmental Quality (“MDEQ”) relating to environmental conditions at and in the vicinity of the subsidiary’s Cadillac, Michigan plant. The Order requires the subsidiary to perform environmental investigatory work, prepare a feasibility study and a remedial action plan, and perform interim response actions. The interim response actions include continuation of the response activities the subsidiary is performing under a 1985 Consent Decree, operation of a soil vapor extraction system the subsidiary had previously installed and operated, determination of the need to provide alternate water supplies to off-site properties (and if it is so determined then to actually provide them), removal of any free phase liquids encountered in the ground, providing notices of groundwater contamination migration to off-site property owners, and other actions determined by the MDEQ or the subsidiary to be appropriate. The MDEQ further demands payment of environmental response costs already incurred by the MDEQ in the approximate amount of $2,500 plus interest, and reimbursement of unspecified costs to be incurred in the future by the MDEQ. The Order and the letter accompanying it threaten the imposition of civil fines up to $25 for each day of violation of the Order, plus exemplary damages up to three times the costs incurred by the MDEQ if the subsidiary does not comply with the Order. The Order may require the implementation of the remedial action plan, although it is not clear on that point. The Order requires the implementation of emergency response action if a release of hazardous substances, threat of a release, or exacerbation of existing contamination occurs during the pendency of the Order.

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

The subsidiary has received funds from an insurance carrier to reimburse it for a portion of the subsidiary’s costs. The subsidiary sought coverage from another insurance company and that carrier is paying a portion of defense costs, but has reserved its rights on coverage for the litigation noted below. The subsidiary has filed suit against one of the insurance carriers for breach of contract and other relief and recently reached a settlement.

Prior to the issuance of the Order, the subsidiary sought a Court order to enforce the 1985 Consent Decree, but that relief was denied by the Court, primarily on the basis that the action was premature since the State was not pursuing an enforcement action at the time. The subsidiary sought leave to appeal that decision to the Michigan Court of Appeals, but leave was denied.

The work performed and data gathered by the subsidiary since the issuance of the Order appears to support the positions previously taken by the subsidiary regarding the movement of groundwater for treatment by the subsidiary. There is disagreement with the MDEQ regarding the conclusions to be drawn from the data developed from that work. The MDEQ has retained contractors to perform environmental investigations in the vicinity of the plant.

On March 31, 2005, a complaint was filed by the MDEQ in Cadillac, Michigan with the Wexford County Circuit Court. The case is Michigan Department of Environmental Quality v AAR Cadillac Manufacturing, a division of AAR Manufacturing Group, Inc., an Illinois corporation, and AAR Corp., a Delaware corporation, File No. 05-18853-CE. In its complaint, the MDEQ seeks to enforce the Order against the subsidiary and to have the Court impose civil fines and exemplary damages upon the subsidiary for the alleged failure to comply with the Order. The MDEQ seeks to recover its costs incurred in performing response activities from both the subsidiary and the Company and seeks a declaratory judgment that both are liable for all future costs incurred by the State at the facility. The MDEQ also seeks civil fines from the subsidiary for alleged violations of a particular section of a Michigan environmental law.

The Company and the subsidiary filed their Answer, including Affirmative Defenses, and intend on vigorously defending the complaint filed by the MDEQ. On June 17, 2005, the subsidiary also filed a Petition for Reimbursement of its costs in the amount of approximately $200 incurred in complying with the Order from the State of Michigan cleanup and redevelopment fund established under Michigan law, plus costs and attorney fees. As of May 31, 2007, the subsidiary has charged to operations $1,309 related to this matter. The MDEQ has filed a motion for summary disposition which is scheduled for an August 20, 2007 hearing.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	54	Chairman and Chief Executive Officer, Director
Timothy J. Romenesko	50	President and Chief Operating Officer, Director
Richard J. Poulton	42	Vice President, Chief Financial Officer and Treasurer
Howard A. Pulsifer	64	Vice President, General Counsel and Secretary
James J. Clark	47	Group Vice President, Aviation Supply Chain
Michael J. Sharp	45	Vice President, Controller and Chief Accounting Officer

Mr. Storch was elected Chairman of the Board and Chief Executive Officer in October 2005.  Previously, he served as President and Chief Executive Officer from 1996 to 2005 and Chief Operating Officer from 1989 to 1996. Prior to that, he served as a Vice President of the Company from 1988 to 1989. Mr. Storch joined the Company in 1979 and also served as president of a major subsidiary from 1984 to 1988. Mr. Storch has been a director of the Company since 1989.

Mr. Romenesko was appointed President and Chief Operating Officer effective June 1, 2007. Previously, he served as Vice President and Chief Financial Officer since 1994. He also served as Controller of the Company from 1991 to 1995, and in various other positions since joining the Company in 1981. Mr. Romenesko was appointed a director of the Company in July 2007.

Mr. Poulton was appointed Vice President, Chief Financial Officer and Treasurer effective June 1, 2007. Previously he served as Vice President of Acquisitions and Strategic Investments since joining the Company in September 2006. Prior to joining the Company, he spent ten years in the aviation industry and held senior executive leadership positions with UAL Corporation, including Senior Vice President of Business Development and Senior Vice President and Chief Procurement Officer for United Airlines, Inc.

Mr. Pulsifer has served as Vice President, General Counsel and Secretary of the Company since 1990. Previously, he served as Vice President (since 1990) and General Counsel (since 1987). Prior to joining AAR, he was with United Airlines, Inc. for 14 years.

Mr. Clark has served as Group Vice President, Aviation Supply Chain since 2005. Previously, he served in various Group Vice President roles from 2000 to 2005, and previous to that he served as General Manager of AAR Aircraft Component Services—Amsterdam from 1995 to 2000, and in various other positions since joining the Company in 1982.

Mr. Sharp has served as Vice President, Controller and Chief Accounting Officer since 1999. Previously, he served as Controller of the Company from 1996 to 1999. Prior to joining the Company he was with Kraft Foods from 1994 to 1996, and with KPMG LLP from 1984 to 1994.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except per share amounts)

Our Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 1, 2007 there were approximately 7,000 holders of Common Stock, including participants in security position listings.

The table below sets forth for each quarter of the past two fiscal years the reported high and low closing market prices of our Common Stock on the New York Stock Exchange.

	Fiscal 2007		Fiscal 2006
Per Common Share	Market Prices		Market Prices
Quarter	High	Low	High	Low
First	$25.17	$19.50	$17.97	$14.94
Second	27.69	22.24	20.94	15.10
Third	31.52	26.32	26.42	20.50
Fourth	33.55	27.40	29.00	24.05

ITEM 6.                SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	For the Year Ended May 31,
	2007	2006	2005	2004	2003
RESULTS OF OPERATIONS
Sales from continuing operations[3]	$1,061,169	$885,518	$740,427	$632,223	$589,085
Gross profit	184,147 [1]	163,221	120,575	100,389	77,581 [1]
Operating income	95,366 [1]	65,172	34,917	21,612	2,431 [1]
Gain (loss) on extinguishment of debt	2,927	(3,893)	3,562	—	—
Interest expense	16,701	18,004	16,917	18,691	19,416
Income (loss) from continuing operations[3]	59,447	35,823	19,498	5,430	(9,589)
Loss from discontinued operations[3]	(787)	(660)	(4,045)	(1,926)	(2,821)
Net income (loss)	58,660	35,163	15,453	3,504	(12,410)
Share data:
Earnings (loss) per share-basic:
Earnings (loss) from continuing operations	$1.63	$1.07	$0.60	$0.17	$(0.30)
Loss from discontinued operations	(0.02)	(0.02)	(0.12)	(0.06)	(0.09)
Earnings (loss) per share-basic	$1.61	$1.05	$0.48	$0.11	$(0.39)
Earnings (loss) per share-diluted:
Earnings (loss) from continuing operations	$1.42	$0.96	$0.57	$0.17	$(0.30)
Loss from discontinued operations	(0.02)	(0.02)	(0.11)	(0.06)	(0.09)
Earnings (loss) per share-diluted	$1.40	$0.94	$0.46	$0.11	$(0.39)
Cash dividends per share	$0.00	$0.00	$0.00	$0.00	$0.03
Weighted average common shares outstanding—basic	36,389	33,530	32,297	32,111	31,852
Weighted average common shares outstanding—diluted	43,309	38,852	36,205	32,392	31,852
FINANCIAL POSITION
Total cash and cash equivalents	$83,317	$121,738	$50,338	$41,010	$29,154
Working capital	389,215	436,666	314,517	300,943	192,837
Total assets	1,067,633	978,819	732,230	709,292	686,621
Short-term recourse debt	51,366	361	2,123	2,656	59,729
Short-term non-recourse debt	22,879	1,928	1,622	736	32,527
Long-term recourse debt	232,863	293,263 [4,5]	199,919	217,434 [2]	164,658
Long-term non-recourse debt	20,748	25,313	27,240	31,232	—
Total recourse debt	284,229	293,624	202,042	220,090	224,387
Stockholders’ equity	494,243	422,717 [5]	314,744	301,684	294,988
Number of shares outstanding at end of year	37,729	36,654	32,586	32,245	31,850
Book value per share of common stock	$13.10	$11.53	$9.66	$9.36	$9.26

Notes:

1                       In fiscal 2007 and 2003, we recorded $7,652 and $5,360, respectively, of impairment charges related to engines and engine and airframe parts. A portion of the fiscal 2007 charge related to an aircraft. See Note 13 of Notes to Consolidated Financial Statements.

2                       In February 2004, we sold $75,000 of 2.875% convertible notes due February 1, 2024.

3                       During fiscal 2007, we decided to exit our non-core industrial turbine business located in Frankfort, New York. In February 2005, we sold our engine component repair business located in Windsor, Connecticut. The operating results and the loss on disposal are classified as discontinued operations. See Note 10 of Notes to Consolidated Financial Statements.

4                       In February 2006, we sold $150,000 of 1.75% convertible notes due February 1, 2026. See Note 2 of Notes to Consolidated Financial Statements.

5                       In January and February 2006, we acquired approximately $50,645 aggregate principal amount of our 2.875% Convertible Senior Notes due February 1, 2024 in exchange for an aggregate 2,724 shares of our common stock plus $3,893 in cash. See Note 1 of Notes to Consolidated Financial Statements.

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

Sales in the Structures and Systems segment are derived from the manufacture and sale of containers, pallets and shelters used to support the U.S. military’s tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military applications and composite products for aviation and industrial use. Cost of sales consists principally of the cost of product, direct labor and overhead.

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

	For the Year Ended May 31,
	2007	2006	2005
Sales:
Aviation Supply Chain	$543,674	$461,166	$390,060
Maintenance, Repair and Overhaul	211,516	182,258	111,932
Structures and Systems	264,083	228,747	193,296
Aircraft Sales and Leasing	41,896	13,347	45,139
	$1,061,169	$885,518	$740,427

	For the Year Ended May 31,
	2007	2006	2005
Gross Profit:
Aviation Supply Chain	$114,383	$99,255	$67,672
Maintenance, Repair and Overhaul	29,915	25,914	14,414
Structures and Systems	36,021	33,711	35,184
Aircraft Sales and Leasing	3,828	4,341	3,305
	$184,147	$163,221	$120,575

Business Trends and Highlights

During calendar year 2006 and into the first quarter of 2007, many of the domestic commercial airlines reported improved financial results, reflecting their ability to implement fare increases to partially offset the continued high cost of fuel and intense competition. The improvement has also been driven by the airlines’ continued focus on controlling non-fuel related expenses, the implementation of operational efficiencies and relatively high load factors. We expect certain carriers will continue to aggressively seek ways to reduce their cost structure, including outsourcing more of their maintenance and support functions to third parties. Further, low-cost carriers continue to expand their presence around the world. Many of these low-cost carriers are flying newer aircraft which will result in increasing demand for maintenance and parts support in future years. We believe we remain well positioned to respond to the market with our broad range of products and services as these trends continue to develop.

We continue to experience strong demand for performance-based logistic services and mobility products supporting our defense customers’ deployment activities. We are monitoring the debate between the current Administration and the U.S. Congress regarding the troop withdrawal from Iraq and its impact on demand for our products and services. Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Fiscal 2007 Compared with Fiscal 2006

(as compared with the same period of the prior year)

Consolidated sales for fiscal 2007 increased $175,651 or 19.8% over the prior year. Each reporting segment experienced sales growth with sales to commercial customers increasing 24.3% and sales to defense customers up 14.4% compared to the prior year. The sales increase to commercial customers reflects the improved commercial airline environment, our expanded presence in global markets, growth in supply chain programs, and increased demand for airframe maintenance and landing gear overhaul services. Sales to defense customers increased as we continue to experience strong demand for performance-based logistics programs and specialized mobility products and the impact from acquisitions.

Sales in the Aviation Supply Chain segment increased $82,508 or 17.9% over the prior year. The sales increase reflects strong demand for engine and airframe parts from commercial customers due to improved sourcing and program execution as well as the implementation of new supply chain programs. The increase in sales to defense customers was driven by continued strong demand for parts support from performance-based logistics programs. Gross profit in the Aviation Supply Chain segment increased $15,128 or 15.2% over the prior year primarily due to increased sales volume, partially offset by an impairment charge of $4,750 recorded in this segment during the first quarter of fiscal 2007 (see Note 13 of Notes to Consolidated Financial Statements). The gross profit margin percentage decreased slightly to 21.0% from 21.5% in the prior year due to the unfavorable mix of products sold and the impairment charge.

In the Maintenance, Repair and Overhaul segment, sales increased $29,258 or 16.1% over the prior year. The increase in sales is primarily attributable to increased demand for landing gear overhaul services as well as airframe maintenance at our Oklahoma and Indianapolis airframe maintenance facilities. Gross profit in the Maintenance, Repair and Overhaul segment increased $4,001 or 15.4% over the prior year due to the increase in sales and the gross profit margin percentage decreased slightly to 14.1% from 14.2%. The gross profit margin improved at our landing gear and Oklahoma airframe maintenance businesses due to increased sales and operational efficiencies. The gross profit margin declined at our Indianapolis airframe maintenance facility due to start-up inefficiencies associated with new customers.

In the Structures and Systems segment, sales increased $35,336 or 15.4% over the prior year. The increase in sales was primarily due to the development and delivery of increasingly complex and specialized shelter products and higher volume of pallets at our Mobility Systems business. Sales also increased due to the inclusion of $12,368 of revenue from Brown which was acquired during the fourth quarter of fiscal 2007 (see Note 11 of Notes to Consolidated Financial Statements). Sales of our cargo systems were lower as we relocated production to a new manufacturing facility in North Carolina. Gross profit in the Structures and Systems segment increased $2,310 or 6.9% compared to the prior year due to the increase in sales. The gross profit margin percentage decreased from 14.7% to 13.6% due to the unfavorable mix of products sold, primarily at our Mobility Systems business.

In the Aircraft Sales and Leasing segment, sales increased $28,549 due to more aircraft sales compared to the prior year. During fiscal 2007, our joint ventures purchased six aircraft and sold ten. The increase in earnings from aircraft joint ventures compared to the prior year is primarily due to the sale of the ten aircraft. At May 31, 2007, the total number of aircraft held in joint ventures was 12 (see Note 7 of Notes to Consolidated Financial Statements). Our strategy in the Aircraft Sales and Leasing segment is to build an aircraft portfolio through participation in joint ventures and for our own account. We also own nine aircraft outside of the joint ventures. Of the nine aircraft owned by us outside the aircraft joint ventures, five were acquired prior to September 11, 2001. Gross profit in the Aircraft Sales and Leasing segment decreased $513 compared to the prior year principally due to the impairment charge of $2,902 recorded during the first quarter of fiscal 2007 (see Note 13 of Notes to Consolidated Financial Statements).

In the first quarter of fiscal 2007, we recorded an impairment charge of $4,750 in the Aviation Supply Chain segment for engine parts that were acquired prior to September 11, 2001, and were subject to impairment charges recorded in prior years. This impairment charge was triggered by our decision to aggressively pursue the liquidation of this inventory. We made this decision to recognize the impairment due to the impact of persistently high fuel costs and fewer operators on demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment (see Note 13 of Notes to Consolidated Financial Statements). In the Aircraft Sales and Leasing segment, we recorded an impairment charge of $2,902 during the first quarter of 2007 on a wide-body aircraft originally purchased prior to September 11, 2001. The lease and non-recourse debt on the aircraft were restructured during the quarter, and we made the decision to offer the aircraft for sale and recorded the impairment charge to reduce the carrying value of the aircraft to estimated net realizable value. As part of the restructuring, the lender of the non-recourse debt reduced the outstanding principal balance by $2,927 which resulted in a gain on extinguishment of the same amount.

During the first quarter of fiscal 2007, we sold substantially all assets, subject to certain liabilities, of a product line within our Structures and Systems segment. Proceeds from the sale of the product line were $6,567 and the net carrying value of the assets sold was $1,209, resulting in a gain on sale of product line of $5,358. The gain on this transaction has been classified as a component of operating income in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Operating income increased $30,194 or 46.3% compared with the prior year’s period due to increased sales, increased earnings from aircraft joint ventures and the gain on the sale of a product line, partially offset by impairment charges and an increase in selling, general and administrative expenses. In fiscal 2007, our selling, general and administrative expenses increased $5,540 or 5.6% over the prior year primarily due to increased resources to support our growth. Selling, general and administrative expenses as a percentage of sales decreased to 9.9% compared to 11.2% in the prior year. Interest expense decreased $1,303 or 7.2% primarily due to a reduction in average outstanding borrowings on our revolving credit agreements during fiscal 2007, as well as capitalized interest of $977. Interest income and other increased $2,593 or 80.1% due to higher average invested cash during the current fiscal year, as well as a $915 gain on sale of an equity security. Our effective income tax rate for fiscal 2007 was 32.0% compared to 23.0% in the prior year due to lower tax benefits on export activities. We expect our effective income tax rate to be approximately 35% in fiscal 2008.

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation. Sales for this business were $7,778 in fiscal 2007.

Net income increased to $58,660 for fiscal 2007 compared to $35,163 in the prior year due to the factors discussed above.

Fiscal 2006 Compared with Fiscal 2005

Consolidated sales for fiscal 2006 increased $145,091 or 19.6% over the prior year. The increase in sales over the prior year was attributable to sales increases in the Aviation Supply Chain; Maintenance, Repair and Overhaul and Structures and Systems segments due to an 18.8% increase in sales to commercial airline customers and a 21.7% increase in sales to defense customers. The increase in sales to commercial airline customers principally reflects improved demand for engine and airframe parts support due to increased passenger traffic, improved sourcing and program execution. Sales to commercial customers also increased as a result of a full year of revenue during fiscal 2006 at the Indianapolis airframe maintenance facility, compared to only four full months during fiscal 2005, as that facility commenced operations in January 2005. The increase in sales to defense customers was principally driven by continued strong demand for specialized mobility products and new performance-based logistics programs. Consolidated gross profit increased $42,646 or 35.4% over the prior year. The increase in gross profit was attributable to the consolidated sales increase, as well as an improvement in the consolidated gross margin percentage to 18.4% from 16.3% in the prior year.

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

In the Structures and Systems segment, sales increased $35,451 or 18.3% over the prior year as we experienced increased sales at all of our business units within the segment. The increase was primarily attributable to increased sales of products supporting our defense customers’ deployment activities due to continued strong demand and new product development, and increased demand for cargo systems and composite structure products primarily due to successful sales and marketing efforts. Gross profit in the Structures and Systems segment declined $1,473 or 4.2% compared to the prior year as the gross profit margin percentage decreased from 18.2% to 14.7% primarily due to the unfavorable mix of products sold.

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

Operating income increased $30,255 or 86.6% compared with the prior year due to increased gross profit, partially offset by an increase in selling, general and administrative expenses. During fiscal 2006, selling, general and administrative expenses increased $13,325 or 15.5% primarily due to increased resources to support our growth. Net interest expense declined $647 compared to the prior year primarily due to increased interest income as a result of higher average invested cash balances during fiscal 2006 compared with the prior year.

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

Also during the third quarter of fiscal 2006, upon completion of our fiscal 2005 Federal income tax return, we determined that the Company qualified for additional tax benefits of $1,606 related to higher than estimated margin on fiscal 2005 export activities. We recorded a benefit of $496 related to fiscal 2004 export activity in the third quarter of 2005. Our effective income tax rate for fiscal 2006 was 23.0% compared to 15.5% in the prior year.

Income from continuing operations increased to $35,823 compared to $19,498 in the prior year due to the factors discussed above.

During the third quarter of fiscal 2005, we sold our engine component repair business located in Windsor, Connecticut, and during the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business. As a result, we have classified the results of these businesses as discontinued operations for all periods presented.

Net income increased to $35,163 for fiscal 2006 compared to $15,453 in the prior year due to the factors discussed above.

Legal Matters

AAR Manufacturing, Inc., a subsidiary of the Company (“subsidiary”) received an Administrative Order for Response Activity (“Order”) dated August 7, 2003, from the Michigan Department of Environmental Quality (“MDEQ”) relating to environmental conditions at and in the vicinity of the subsidiary’s Cadillac, Michigan plant. The Order requires the subsidiary to perform environmental investigatory work, prepare a feasibility study and a remedial action plan, and perform interim response actions. The interim response actions include continuation of the response activities the subsidiary is performing under a 1985 Consent Decree, operation of a soil vapor extraction system the subsidiary had previously installed and operated, determination of the need to provide alternate water supplies to off-site properties (and if it is so determined then to actually provide them), removal of any free phase liquids encountered in the ground, providing notices of groundwater contamination migration to off-site property owners, and other actions determined by the MDEQ or the subsidiary to be appropriate. The MDEQ further demands payment of environmental response costs already incurred by the MDEQ in the approximate amount of $2,500 plus interest, and reimbursement of unspecified costs to be incurred in the future by the MDEQ. The Order and the letter accompanying it threaten the imposition of civil fines up to $25 for each day of violation of the Order, plus exemplary damages up to three times the costs incurred by the MDEQ if the subsidiary does not comply with the Order. The Order may require the implementation of the remedial action plan, although it is not clear on that point. The Order requires the implementation of emergency response action if a release of hazardous substances, threat of a release, or exacerbation of existing contamination occurs during the pendency of the Order.

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

The subsidiary has received funds from an insurance carrier to reimburse it for a portion of the subsidiary’s costs. The subsidiary sought coverage from another insurance company and that carrier is paying a portion of defense costs, but has reserved its rights on coverage for the litigation noted below. The subsidiary has filed suit against one of the insurance carriers for breach of contract and other relief and recently reached a settlement.

Prior to the issuance of the Order, the subsidiary sought a Court order to enforce the 1985 Consent Decree, but that relief was denied by the Court, primarily on the basis that the action was premature since the State was not pursuing an enforcement action at the time. The subsidiary sought leave to appeal that decision to the Michigan Court of Appeals, but leave was denied.

The work performed and data gathered by the subsidiary since the issuance of the Order appears to support the positions previously taken by the subsidiary regarding the movement of groundwater for treatment by the subsidiary. There is disagreement with the MDEQ regarding the conclusions to be drawn from the data developed from that work. The MDEQ has retained contractors to perform environmental investigations in the vicinity of the plant.

On March 31, 2005, a complaint was filed by the MDEQ in Cadillac, Michigan with the Wexford County Circuit Court. The case is Michigan Department of Environmental Quality v AAR Cadillac Manufacturing, a division of AAR Manufacturing Group, Inc., an Illinois corporation, and AAR Corp., a Delaware corporation, File No. 05-18853-CE. In its complaint, the MDEQ seeks to enforce the Order against the subsidiary and to have the Court impose civil fines and exemplary damages upon the subsidiary for the alleged failure to comply with the Order. The MDEQ seeks to recover its costs incurred in performing response activities from both the subsidiary and the Company and seeks a declaratory judgment that both are liable for all future costs incurred by the State at the facility. The MDEQ also seeks civil fines from the subsidiary for alleged violations of a particular section of a Michigan environmental law.

The Company and the subsidiary filed their Answer, including Affirmative Defenses, and intend on vigorously defending the complaint filed by the MDEQ. On June 17, 2005, the subsidiary also filed a Petition for Reimbursement of its costs in the amount of approximately $200 incurred in complying with the Order from the State of Michigan cleanup and redevelopment fund established under Michigan law, plus costs and attorney fees. As of May 31, 2007, the subsidiary has charged to operations $1,309 related to this matter. The MDEQ has filed a motion for summary disposition which is scheduled for an August 20, 2007 hearing.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets. In addition to these cash sources, our capital resources include our unsecured credit facility. Our ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including general economic conditions, airline and aviation industry conditions, geo-political events, including the war on terrorism, and our operating performance. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. We have a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

At May 31, 2007, our liquidity and capital resources included cash of $83,317 and working capital of $389,215. On August 31, 2006, we entered into a credit agreement with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders (the “LaSalle Credit Agreement”). The LaSalle Credit Agreement created a $140,000 unsecured revolving credit facility that we can draw upon for general corporate purposes. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $35,000, not to exceed $175,000 in total.  The LaSalle Credit Agreement expires on August 31, 2010. Borrowings under the LaSalle Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 to 200 basis points based on certain financial measurements. There were no borrowings outstanding under this facility at May 31, 2007. On August 31, 2006, we terminated our secured revolving credit agreement with Merrill Lynch Capital and during the second quarter of fiscal 2007, we terminated our accounts receivable securitization program. No borrowings were outstanding and no accounts receivable were sold at the date of these terminations. No material penalties or fees resulted from the terminations. In addition to our domestic facility, we also have $3,041 available under a foreign line of credit.

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

During the year ended May 31, 2007, we used $21,239 of cash from operations primarily due to investments of $67,750 made in aircraft and engines on both short- and long-term lease, a $25,160 increase in accounts receivable reflecting higher sales, payment of capitalized program development costs of $17,023 related to the A400M program which is reported in other on the consolidated statements of cash flows, and investment in inventories of $8,567. During fiscal 2007, cash flow from operations benefited from an increase in accounts payable of $6,473 as well as net income and depreciation and amortization of $90,859.

During the year ended May 31, 2007, our investing activities used $39,129 of cash, principally as a result of capital expenditures of $29,891, acquisitions of $38,478 (see Note 11 of Notes to Consolidated Financial Statements) and investment in aircraft joint ventures of $9,556, partially offset by cash generated from the sales of our interests in aircraft joint ventures of $32,108 and proceeds from the sale of a product line of $6,567 (see Note 12 of Notes to Consolidated Financial Statements).

During the year ended May 31, 2007, cash generated from financing activities was $21,973, comprised principally of proceeds from borrowings related to aircraft financings of $30,355, cash proceeds from stock option exercises of $8,576 and excess tax benefits from the exercise of stock options of $4,345, partially offset by a reduction in borrowings of $20,439, which includes $9,034 for the early retirement of 6.875% Notes due December 15, 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of May 31, 2007 is as follows:

	Payments Due by Period
		Due in	Due in	Due in	Due in	Due in	After
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2008	2009	2010	2011	2012	2012
On Balance Sheet:
Debt	$284,229	$51,366	$200	$200	$55,108	$—	$177,355
Non-recourse Debt	43,627	22,879	640	696	757	823	17,832
Interest	87,679	13,562	9,243	9,008	8,492	3,916	43,458
Off Balance Sheet:
Aviation Equipment Operating Leases	8,960	3,840	3,840	1,280	—	—	—
Facilities and Equipment Operating Leases	32,506	7,971	6,893	5,581	4,122	3,740	4,199
Garden City Operating Lease	29,092	1,455	1,492	1,529	1,567	1,606	21,443
Purchase Obligations	106,783	103,535	3,248	—	—	—	—
Pension Contribution	4,000	4,000	—	—	—	—	—

Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2007 was approximately $11,891.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods. Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions. We have utilized certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand. During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750. These parts were acquired prior to September 11, 2001, and were subject to impairment charges recorded in fiscal 2002 and 2003. The fiscal 2007 impairment charge was triggered by the Company’s decision to aggressively pursue the liquidation of this inventory. The Company made this decision to recognize the impairment due to the impact of persistently high fuel costs and fewer operators on demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment. Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in additional impairment charges in future periods.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying the provisions of SFAS No. 144 to equipment on or available for lease, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of aircraft and engines which are currently being leased or are available for lease.

Pension Plans

The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate is determined based on a review of long-term, high quality corporate bonds as of May 31, 2007 and models that match projected benefit payments to coupons and maturities from the high quality bonds. The assumption for the expected long-term return on plan assets is developed through analysis of historical asset returns by investment category, our fund’s actual return experience and current market conditions. Changes in the discount rate and differences between expected and actual return on plan assets may impact the amount of net periodic pension expense recognized in our consolidated statement of operations.

New Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have a material impact on our results of operations or financial position.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN No. 48 no later than the beginning of fiscal year 2008. FIN No. 48 will not have a material impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of the adoption of this new accounting standard.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

Our exposure to market risk includes fluctuating interest rates under our credit agreements, foreign exchange rates and accounts receivable. See Part II, Item 8 for a discussion on accounts receivable exposure. During fiscal 2007, 2006 and 2005, we did not utilize derivative financial instruments to offset these risks.

At May 31, 2007, $140,000 was available under our LaSalle Credit Agreement. Interest on amounts borrowed under this credit facility is LIBOR based. As of May 31, 2007, the outstanding balance under this agreement was $0. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2007 would not have had an impact on our results of operations as we had no borrowings outstanding under this agreement during fiscal 2007.

Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). A hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have had a material impact on our financial position or results of operations.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 19, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

July 19, 2007

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31,
	2007	2006	2005
	(In thousands except per share data)
Sales:
Sales from products.	$882,509	$732,908	$629,054
Sales from services.	150,400	128,182	90,021
Sales from leasing	28,260	24,428	21,352
	1,061,169	885,518	740,427
Cost and operating expenses:
Cost of products	724,419	603,643	533,271
Cost of services	126,372	102,709	67,523
Cost of leasing	18,579	15,945	19,058
Cost of sales-impairment charges	7,652	—	—
Selling, general and administrative and other	105,091	99,551	86,226
	982,113	821,848	706,078
Gain on sale of product line	5,358	—	—
Earnings from aircraft joint ventures	10,952	1,502	568
Operating income	95,366	65,172	34,917
Gain (loss) on extinguishment of debt	2,927	(3,893)	3,562
Interest expense	(16,701)	(18,004)	(16,917)
Interest income and other	5,829	3,236	1,502
Income before provision for income taxes	87,421	46,511	23,064
Provision for income taxes	27,974	10,688	3,566
Income from continuing operations	59,447	35,823	19,498
Discontinued operations, net of tax:
Operating loss	(787)	(660)	(1,724)
Loss on disposal	—	—	(2,321)
Loss from discontinued operations	(787)	(660)	(4,045)
Net income	$58,660	$35,163	$15,453
Earnings per share—basic:
Earnings from continuing operations	$1.63	$1.07	$0.60
Loss from discontinued operations	(0.02)	(0.02)	(0.12)
Earnings per share—basic.	$1.61	$1.05	$0.48
Earnings per share—diluted:
Earnings from continuing operations	$1.42	$0.96	$0.57
Loss from discontinued operations	(0.02)	(0.02)	(0.11)
Earnings per share—diluted.	$1.40	$0.94	$0.46

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2007	2006
	(In thousands)
Current assets:
Cash and cash equivalents	$83,317	$121,738
Accounts receivable	181,691	136,272
Inventories	244,661	245,690
Equipment on or available for short-term lease	97,932	77,902
Deposits, prepaids and other	12,607	12,986
Deferred tax assets	25,513	29,866
Total current assets.	645,721	624,454
Property, plant and equipment, at cost:
Land	4,828	4,828
Buildings and improvements	69,564	57,842
Equipment, furniture and fixtures.	159,313	139,863
	233,705	202,533
Accumulated depreciation	(145,518)	(129,896)
	88,187	72,637
Other assets:
Goodwill and other intangible assets, net	74,267	44,432
Equipment on long-term lease.	171,980	140,743
Investment in joint ventures.	17,824	28,498
Other.	69,654	68,055
	333,725	281,728
	$1,067,633	$978,819

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,
	2007	2006
	(In thousands)
Current liabilities:
Short-term debt	$—	$161
Current maturities of long-term debt	51,366	200
Current maturities of non-recourse long-term debt	22,879	1,928
Accounts payable	110,239	97,002
Accrued liabilities	72,022	88,497
Total current liabilities	256,506	187,788
Long-term debt, less current maturities	232,863	293,263
Non-recourse debt	20,748	25,313
Deferred tax liabilities	40,121	25,357
Other liabilities and deferred income	23,152	24,381
	316,884	368,314
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 42,230 and 40,789 shares, respectively.	42,230	40,789
Capital surplus	289,673	274,211
Retained earnings	256,052	197,392
Treasury stock, 4,501 and 4,135 shares at cost, respectively	(79,813)	(69,664)
Unearned restricted stock awards	—	(6,169)
Accumulated other comprehensive loss.	(13,899)	(13,842)
	494,243	422,717
	$1,067,633	$978,819

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED MAY 31, 2007

							Unearned	Accumulated
							Restricted	Other
	Common Stock		Treasury Stock		Capital	Retained	Stock	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Awards	Income (Loss)	Income
	(In thousands)
Balance, May 31, 2004	34,525	$34,525	2,280	$(36,030)	$172,681	$146,776	$(1,376)	$(14,892)
Net income	—	—	—	—	—	15,453	—	—	$15,453
Exercise of stock options and stock awards	1,328	1,328	987	(14,467)	16,936	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	(1,303)	—	—
Adjustment for net translation loss	—	—	—	—	—	—	—	(150)	(150)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(4,737)	(4,737)
Comprehensive income									$10,566
Balance, May 31, 2005	35,853	$35,853	3,267	$(50,497)	$189,617	$162,229	$(2,679)	$(19,779)
Net income	—	—	—	—	—	35,163	—	—	$35,163
Exercise of stock options and stock awards	2,212	2,212	868	(19,167)	37,876	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	(3,490)	—	—
Common stock issued in debt for equity transaction	2,724	2,724	—	—	46,718	—	—	—	—
Adjustment for net translation gain	—	—	—	—	—	—	—	1,058	1,058
Minimum pension liability, net of tax	—	—	—	—	—	—	—	4,879	4,879
Comprehensive income									$41,100
Balance, May 31, 2006	40,789	$40,789	4,135	$(69,664)	$274,211	$197,392	$(6,169)	$(13,842)
Net income	—	—	—	—	—	58,660	—	—	$58,660
Exercise of stock options and stock awards	1,441	1,441	366	(10,149)	14,230	—	—	—	—
Tax benefit related to share- based plans	—	—	—	—	4,345	—	—	—	—
Restricted stock activity	—	—	—	—	(3,113)	—	6,169	—	—
Adjustment for net translation gain	—	—	—	—	—	—	—	1,559	1,559
Minimum pension liability, net of tax	—	—	—	—	—	—	—	1,921	1,921
Adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	(3,537)	—
Comprehensive income									$62,140
Balance, May 31, 2007	42,230	$42,230	4,501	$(79,813)	$289,673	$256,052	$—	$(13,899)

The accompanying notes to consolidated financial statements
are an integral part of these statements

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2007	2006	2005
	(In thousands)
Cash flows provided from (used in) operating activities:
Net income	$58,660	$35,163	$15,453
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	32,199	29,222	29,178
Deferred tax provision - continuing operations	20,411	8,433	2,112
Excess tax benefits from exercise of stock options	(4,345)	—	—
Gain on sale of product line	(5,358)	—	—
Impairment charges	7,652	—	—
Loss (gain) on extinguishment of debt	(2,927)	3,893	3,562
Earnings from aircraft joint ventures	(10,952)	—	—
Gain on sale of investment	(915)	—	—
Loss on disposal of business, net of tax	—	—	2,321
Changes in certain assets and liabilities:
Accounts and trade notes receivable.	(25,160)	(9,324)	(17,596)
Inventories	(8,567)	(58,297)	(12,013)
Equipment on or available for short-term lease	(5,259)	(12,892)	(3,154)
Equipment on long-term lease	(62,491)	(76,156)	18,728
Accounts payable.	6,473	19,735	19,244
Accrued liabilities and taxes on income	1,903	12,282	5,907
Other liabilities.	(4,696)	10,493	—
Other.	(17,867)	(3,034)	(12,804)
Net cash provided from (used in) operating activities.	(21,239)	(40,482)	50,938
Cash flows used in investing activities:
Property, plant and equipment expenditures	(29,891)	(16,296)	(13,033)
Proceeds from disposal of assets	51	205	7
Proceeds from sale of product line	6,567	—	—
Proceeds from disposal of business	—	—	7,700
Proceeds from sale of available for sale securities	11,612	—	—
Investment in available for sale securities.	(10,697)	—	—
Companies acquired	(38,478)	—	—
Proceeds from aircraft joint ventures	32,108	6,439	—
Investment in aircraft joint ventures	(9,556)	(23,245)	(11,223)
Investment in leveraged leases.	139	183	122
Other	(984)	89	(1,157)
Net cash used in investing activities	(39,129)	(32,625)	(17,584)
Cash flows provided from (used in) financing activities:
Proceeds from borrowings	30,355	161,000	—
Reduction in borrowings.	(20,439)	(20,376)	(24,005)
Financing costs	(864)	(5,371)	(34)
Excess tax benefits from exercise of stock options	4,345	—	—
Other, primarily stock option exercises	8,576	9,402	2
Net cash provided from (used in) financing activities	21,973	144,655	(24,037)
Effect of exchange rate changes on cash	(26)	(148)	11
Increase (decrease) in cash and cash equivalents.	(38,421)	71,400	9,328
Cash and cash equivalents, beginning of year	121,738	50,338	41,010
Cash and cash equivalents, end of year	$83,317	$121,738	$50,338

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

Description of Business

AAR CORP. is a diversified provider of products and services to the worldwide aviation and defense industries. Products and services include: aviation supply chain and parts support programs; maintenance, repair and overhaul of aircraft and landing gear; design and manufacture of specialized mobility and cargo systems and composite structures; and aircraft sales and leasing. We serve commercial and governmental aircraft fleet operators, original equipment manufacturers and independent service providers around the world.

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

Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer. Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer. Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title and transfer of risk of loss. Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer. We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites. Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services. Sales and related cost of sales for certain long-term manufacturing contracts and for certain large airframe maintenance contracts are recognized by the percentage of completion method, either based on the relationship of costs incurred to date to estimated total costs or the units of delivery method. Lease revenues are recognized as earned. Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement. However, for leases that provide variable rents, we recognize lease income on a straight-line basis. In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month. Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

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

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

The amount reported under the caption “Goodwill and other intangible assets, net” is comprised of goodwill and intangible assets associated with acquisitions we made, principally since the beginning of fiscal 1998. Each of the acquisitions involved a single business that now comprises or is included in a single operating segment. We were not required to allocate goodwill related to specific acquisitions across two or more segments. For the annual goodwill impairment test, we compare an estimate of the fair value of each of our reportable segments to its carrying amount. The estimated fair value of each reportable segment was determined utilizing a valuation technique based on a multiple of earnings.

Goodwill by reportable segment is as follows:

	May 31,
	2007	2006
Aviation Supply Chain	$20,136	$20,110
Maintenance, Repair and Overhaul	14,940	5,838
Structures and Systems	37,611	18,484
	$72,687	$44,432

The increase in goodwill during fiscal 2007 was attributable to the acquisitions discussed in Note 11. At May 31, 2007, intangible assets, other than goodwill, are comprised of customer relationships of $1,000 and a covenant not to compete agreement of $580. The customer relationship is being amortized over a three year period and the covenant not to compete is being amortized over a five year period.

Cash and Cash Equivalents

At May 31, 2007 and 2006, cash equivalents of approximately $0 and $40,535, respectively, consist of investments in funds holding high-quality commercial paper. The carrying amount of cash equivalents approximates fair value at May 31, 2007 and 2006, respectively.

Marketable Securities

During the fourth quarter of fiscal 2007, we sold an investment in equity securities that was classified as available for sale. These securities were acquired in fiscal 2007, and had a cost basis of $10,697. Proceeds on the sale were $11,612 and the gain of $915 is reported in interest income and other on the consolidated statements of operations.

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

Financial Instruments and Concentrations of Market or Credit Risk

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. Department of Defense were

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

$22,098 and $16,347 at May 31, 2007 and 2006, respectively. We perform regular evaluations of customer payment experience, current financial condition and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

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

The following is a summary of inventories:

	May 31,
	2007	2006
Raw materials and parts	$55,702	$58,421
Work-in-process	36,580	30,651
Purchased aircraft, parts, engines and components held for sale	152,379	156,618
	$244,661	$245,690

Government Grants

In connection with our occupancy of the Indianapolis Maintenance Center (IMC), the State of Indiana and the City of Indianapolis committed $7,000 of government grants to assist with the initial mobilization and start-up of the facility, as well as to assist us with the purchase of certain capital equipment. During fiscal 2007, 2006 and 2005, we received $0, $300 and $3,700, respectively, of grants for mobilization, training and other start-up related costs, and have offset the receipt of these grants against applicable mobilization and other start-up related costs incurred by us.

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

Our aircraft and engine portfolio recorded on our consolidated balance sheet includes seven narrow-body and two wide-body aircraft and several types of engines. Of the nine aircraft owned by us outside of aircraft joint ventures, five were acquired prior to September 11, 2001. Several engines also were acquired prior to September 11, 2001. Demand and lease rates for certain of these assets have not returned to pre-September 11, 2001 levels. In accordance with SFAS No. 144, we are required to test for impairment of these assets and previously adjusted the carrying value for certain of these assets (see Note 13). During the first quarter of fiscal 2007, we recorded an impairment charge of $2,902 on a wide-body aircraft originally purchased prior to September 11, 2001. The lease and non-recourse debt on the aircraft were restructured during the quarter, and we made the decision to offer the aircraft for sale and recorded the impairment charge to reduce the carrying value of the aircraft to estimated net realizable value. During the fourth quarter of fiscal 2005, we recorded a $900 charge related to the write-down of an aircraft as a result of a renegotiated lease with an airline customer operating under bankruptcy protection. When applying the provisions of SFAS No. 144 to our aircraft and engine portfolio, we utilized certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Unfavorable differences between actual results and expected results could result in future impairments in our aircraft and engine lease portfolio.

All of the aircraft in our aircraft portfolio are currently on lease. Future rent due to us under non-cancelable leases during each of the next five fiscal years is $29,025 in 2008, $26,492 in 2009, $23,357 in 2010, $17,059 in 2011 and $16,948 in 2012.

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

Supplemental Information on Cash Flows

Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2007	2006	2005
Interest paid	$13,650	$13,588	$13,764
Income taxes paid	1,948	1,303	591
Income tax refunds and interest received	1,221	1,137	1,138

During fiscal 2007, we capitalized $977 of interest primarily related to capital projects in our Structures and Systems segment.

During the third quarter of fiscal 2006, we acquired $50,645 aggregate principal amount of our 2.875% Convertible Senior Notes due 2024, or approximately 76% of the previously outstanding principal amount, in exchange for an aggregate 2,724 newly issued shares of common stock plus $3,893 in cash, in privately negotiated transactions exempt from the registration requirements under the Securities Act of 1933, as amended. The number of shares issued was equivalent to the number into which the notes were convertible under the original terms of the notes. We recorded a $3,893 pre-tax loss on the exchange of the notes into stock in advance of the call date of the notes; this loss was comprised of interest that the note holders would otherwise have been entitled to receive as well as an incentive payment for the exchange. As a result of these transactions, our long-term debt decreased by $50,645 and stockholders’ equity increased by $46,600. The 2,724 newly issued shares did not impact diluted earnings per share because the equivalent shares were already included in the diluted earnings per share calculation.

As of May 31, 2007, the outstanding balance of the 2.875% Convertible Senior Notes due 2024 was $16,355 and as of March 15, 2006, these notes can be converted into shares of common stock at the option of the note holder.

During fiscal 2007, 2006 and 2005, treasury stock increased $10,149, $19,167 and $14,467, respectively, principally reflecting the impact from the exercise of stock options.

Use of Estimates

We have made estimates and utilized certain assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

New Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have a material impact on our results of operations or financial position.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN No. 48 no later than the beginning of fiscal year 2008. FIN No. 48 will not have a material impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of the adoption of this new accounting standard.

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

There were no borrowings outstanding under either this facility or our previous revolving credit facilities during fiscal 2007. Short-term borrowing activity under our revolving credit facilities during fiscal 2006 and 2005 was as follows:

	For the Year Ended May 31,
	2006	2005
Maximum amount borrowed	$25,000	$21,000
Average daily borrowings	7,216	5,248
Average interest rate during the year	6.76%	5.47%

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

2.   Financing Arrangements (Continued)

In conjunction with entering into the new credit facility, we terminated our secured revolving credit agreement with Merrill Lynch Capital during the first quarter of fiscal 2007, and our accounts receivable securitization program during the second quarter of fiscal 2007. No borrowings were outstanding and no accounts receivable were sold at the date of termination. No material penalties or fees resulted from the termination of these arrangements.

A summary of our recourse and non-recourse long-term debt is as follows:

	May 31,
	2007	2006
Recourse debt
Notes payable due December 15, 2007 with interest at 6.875% payable semi-annually on June 15 and December 15	$31,166	$40,200
Notes payable due May 15, 2008 with interest at 7.98% payable semi-annually on June 1 and December 1	20,000	20,000
Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	55,000	55,000
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due February 1, 2024 with interest at 2.875% payable semi-annually on February 1 and August 1	16,355	16,355
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	150,000	150,000
Industrial revenue bond, (secured by trust indenture on property, plant and equipment) due December 1, 2010 with floating interest rate, payable quarterly—interest 3.93% at May 31, 2007	708	908
Total recourse debt	284,229	293,463
Current maturities of recourse debt	(51,366)	(200)
Long-term recourse debt	$232,863	$293,263
Non-recourse debt
Non-recourse note payable due December 1, 2007 with interest at 6.00%	$22,252	$27,241
Non-recourse note payable due September 23, 2007 with interest at 8.11%	15,000	—
Non-recourse note payable due April 3, 2015 with interest at 8.38%	6,375	—
Total non-recourse debt	43,627	27,241
Current maturities of non-recourse debt	(22,879)	(1,928)
Long-term non-recourse debt	$20,748	$25,313

During fiscal 2007 and 2006, we retired $9,034 and $7,180, respectively, of 6.875% notes payable due in December 2007. During the first quarter of fiscal 2007, we restructured the lease and non-recourse debt associated with a 767-300 aircraft. As part of the restructuring, the lender of the non-recourse debt reduced the outstanding principal balance by $2,927 which resulted in a gain on extinguishment of the same amount (see Note 13).

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

2.   Financing Arrangements (Continued)

On February 1, 2006, we completed the sale of $150,000 principal amount of convertible senior notes. The notes are due on February 1, 2026 unless earlier redeemed, repurchased or converted, and bear interest at 1.75% payable semiannually on February 1 and August 1. Costs associated with this transaction of approximately $4,875 are being amortized over a seven-year period. Net proceeds from this transaction were $145,125 and were used in part to repurchase $25,000 of accounts receivable which had been sold under our accounts receivable securitization facility, to repay $25,000 outstanding under our secured revolving credit facility and to purchase aviation equipment for $11,232 which was subject to an operating lease.

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

On May 23, 2007, we financed a narrow-body aircraft purchase with a $15,000 note payable. The note matures September 23, 2007 and bears interest at LIBOR plus 275 basis points. On July 19, 2007, we refinanced this note payable. Proceeds of the new loan were $17,000 and the term of the financing is five years with interest at 7.22%. Accordingly, we have classified the $15,000 note payable outstanding at May 31, 2007 as long-term on the consolidated balance sheet.

The mortgage loan due August 1, 2015 is secured by our Wood Dale, Illinois facility. At May 31, 2007, the net book value of our Wood Dale, Illinois facility is $14,593. The non-recourse note payable due December 2007 is secured by a wide-body aircraft. At May 31, 2007, the net book value of this aircraft is $26,430.

We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

2.   Financing Arrangements (Continued)

net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters. We are in compliance with all financial covenants under our financing arrangements. The aggregate amount of long-term recourse debt maturing during each of the next five fiscal years is $51,366 in 2008, $200 in 2009, $200 in 2010, $55,108 in 2011 and $0 in 2012. Our long-term recourse debt was estimated to have a fair value of approximately $300,000 at May 31, 2007. The fair value was determined using available market information.

3.   Stock-Based Compensation

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

Typically, stock options and restricted stock are subject to forfeiture prior to vesting if the employee terminates employment for any reason other than death, retirement or disability or if we terminate employment for cause. A total of 5,094 shares have been granted under the Stock Benefit Plan since its inception, and as of May 31, 2007, awards representing 3,368 shares were available for future grant under the Stock Benefit Plan.

Effective June 1, 2006, we adopted SFAS No. 123(R), using the modified prospective method of transition. Under SFAS No. 123(R), compensation expense is recognized for stock option grants made after May 31, 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R). Compensation cost is measured based on the grant date fair value of the award and recognized on a straight line basis over the vesting period.

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

3.   Stock-Based Compensation (Continued)

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

On June 1, 2006, we granted stock options representing 100 shares to a select group of key leadership track employees. No executive officers were included in the group that received stock option grants. No stock options were granted during fiscal 2006 and 2005 other than reload options, which resulted from the exercise of original stock options granted in prior years. Effective May 1, 2006, the reload provision was eliminated from substantially all outstanding stock option arrangements.

The weighted average fair value of stock options granted during fiscal 2007, 2006 and 2005 was $11.93, $3.71 and $2.87, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options Granted In Fiscal Year
	2007	2006	2005
Risk-free interest rate	5.0%	4.3%	3.3%
Expected volatility of common stock	58.7%	34.1%	45.6%
Dividend yield	0.0%	0.0%	0.0%
Expected option term in years	4.0	1.0	1.1

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plan for the years ended May 31, 2006 and 2005.

		For the Year Ended May 31,
		2006	2005
Net income as reported		$35,163	$15,453
Add: Stock-based compensation expense included in net income as reported, net of tax		2,634	1,540
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax		(6,464)	(5,170)
Pro forma net income		$31,333	$11,823
Earnings per share—basic:	As reported	$1.05	$0.48
	Pro forma	$0.94	$0.37
Earnings per share—diluted:	As reported	$0.94	$0.46
	Pro forma	$0.84	$0.36

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3.   Stock-Based Compensation (Continued)

The adoption of SFAS No. 123(R) on June 1, 2006 reduced our operating income from continuing operations by $240 for the year ended May 31, 2007.

A summary of changes in stock option activity for the three years ended May 31, 2007 follows (shares in thousands):

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Oustanding at beginning of year	3,080	$16.88	4,607	$15.17	5,154	$14.35
Granted	100	$24.08	364	$22.28	845	$14.66
Exercised	(1,021)	$17.72	(1,818)	$13.70	(1,186)	$11.03
Cancelled	(24)	$17.47	(73)	$15.19	(206)	$16.37
Outstanding at end of year	2,135	$18.30	3,080	$16.88	4,607	$15.17
Options exercisable at end of year	2,038	$18.03	3,080	$16.88	3,414	$17.48

The total fair value of stock options that vested during fiscal 2007, 2006 and 2005 was $0, $1,628 and $818, respectively. The total intrinsic value of stock options exercised during fiscal 2007, 2006 and 2005 was $13,582, $17,148 and $4,315, respectively. The aggregate intrinsic value of options outstanding as of May 31, 2007 was $30,255. The tax benefit realized from stock options exercised during fiscal 2007 and 2006 was $4,345 and $7,553, respectively. As of May 31, 2007, we had $953 of unrecognized compensation expense related to stock options that will be amortized over an average period of five years.

The following table provides additional information regarding stock options outstanding as of May 31, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Option	Number	Remaining	Average	Number	Average
Exercise	Outstanding as	Contractual	Exercise	Exercisable as	Exercise
Price Range	of 5/31/07	Life in Years	Price	of 5/31/07	Price
$3.20—$13.00	304	5.9	$7.51	304	$7.51
$13.01—$18.50	783	4.1	$15.95	783	$15.95
$18.51—$24.50	955	5.0	$23.12	858	$23.01
$24.51—$29.00	93	3.3	$26.26	93	$26.26
	2,135	4.7	$18.30	2,038	$18.03

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3.   Stock-Based Compensation (Continued)

Restricted Stock

We provide executives and other key employees an opportunity to be awarded restricted shares. The award is contingent upon the achievement of certain performance objectives, including net income and return on capital, or the Company’s stock price achieving a certain level over a period of time. After the shares are granted, the restrictions are released over a five to seven year period. During fiscal 2007, 2006 and 2005, we granted 459, 438 and 150 restricted shares, respectively, under this program.

In addition to the performance-based restricted stock awards, we also granted a total of 21 restricted shares to members of the Board of Directors and one non-executive employee during fiscal 2007.

The fair value of restricted shares is the market value of our common stock on the date of grant. Amortization expense related to all restricted shares during fiscal 2007, 2006 and 2005 was $3,458, $3,690 and $1,263 respectively.

Restricted share activity during the fiscal year ended May 31, 2007 is as follows:

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2006	785	$15.06
Granted	480	$32.91
Vested	(195)	$14.20
Forfeited	(3)	$15.88
Nonvested at May 31, 2007	1,067	$23.16

As of May 31, 2006, unearned compensation related to restricted shares was included in unearned restricted stock awards, a separate component of stockholders’ equity. Upon the adoption of SFAS No. 123(R), the balance was reclassified to capital surplus. As of May 31, 2007, we had $16,538 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.9 years.

Shareholders’ Rights Plan

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

In the event that an Acquiring Person acquires 15% or more of the common stock, or if we are the surviving corporation in a merger involving an Acquiring Person or if the Acquiring Person engages in certain types of self-dealing transactions, each Right entitles the holder to purchase for $83.33 per share (or the then-current exercise price), shares of our common stock having a market value of $166.66 (or two times the exercise price), subject to certain exceptions. Similarly, if we are acquired in a merger or other business combination or 50% or more of our assets or earning power is sold, each Right entitles the holder to purchase at the then-current exercise price that number of shares of common stock of the surviving

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3.   Stock-Based Compensation (Continued)

corporation having a market value of two times the exercise price. The Rights do not entitle the holder thereof to vote or to receive dividends. The Rights will expire on August 6, 2007, and may be redeemed by us for $.01 per Right under certain circumstances. On July 10, 2007, our Board of Directors adopted a new Shareholders’ Rights plan effective August 7, 2007.

On June 20, 2006 our Board of Directors authorized us to purchase up to 1,500 shares of our common stock on the market. This action superseded our previous stock repurchase plan which had remaining authorization to purchase 1,255 shares.

4.   Income Taxes

Our pre-tax income was substantially from domestic activities. The provision for income taxes on continuing operations includes the following components:

	For the Year Ended May 31,
	2007	2006	2005
Current:
Federal	$6,863	$1,355	$1,034
State	700	900	420
	7,563	2,255	1,454
Deferred	20,411	8,433	2,112
	$27,974	$10,688	$3,566

The deferred tax provision results primarily from differences between financial reporting and taxable income arising from depreciation and leveraged leases.

The provision for income taxes on continuing operations differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2007, 2006 and 2005 to income before taxes, for the following reasons:

	For the Year Ended May 31,
	2007	2006	2005
Provision for income taxes at the federal statutory rate	$30,597	$16,279	$8,073
Tax benefits on exempt earnings from export sales	(3,257)	(5,806)	(3,430)
State income taxes, net of federal benefit and refunds	455	585	270
Changes in valuation allowance	—	—	(1,575)
Reduction in income tax accrued liabilities and other	179	(370)	228
Provision for income taxes on continuing operations	$27,974	$10,688	$3,566

In October of 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and included a number of Federal income tax reforms, including the phase-out of tax benefits on earnings from export sales. This benefit was eliminated effective December 31, 2006 resulting in a lower benefit on exempt earnings from export sales during fiscal 2007.

During the third quarter of fiscal 2006, upon completion of our fiscal 2005 Federal income tax return, we determined that the Company qualified for additional tax benefits of $1,606 related to higher than

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

4.   Income Taxes (Continued)

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

Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes and consist of the following components:

	May 31,
	2007	2006
Deferred tax assets-current attributable to:
Inventory costs	$24,162	$26,099
Employee benefits (accruals)	(878)	(175)
Allowance for doubtful accounts	1,293	1,473
Advanced billings and other	936	2,469
Total deferred tax assets-current	$25,513	$29,866
Deferred tax assets-noncurrent attributable to:
Postretirement benefits (liabilities)	$8,366	$7,495
Alternative minimum tax carryforwards, NOL carryforwards and foreign tax credit carryforwards	1,063	16,545
Total deferred tax assets-noncurrent	$9,429	$24,040
Total deferred tax assets	$34,942	$53,906
Deferred tax liabilities attributable to:
Depreciation	$(43,031)	$(42,345)
Leveraged leases	(6,518)	(7,052)
Total deferred tax liabilities	$(49,549)	$(49,397)
Net deferred tax assets (liabilities)	$(14,607)	$4,509

As of May 31, 2007, we have determined that the realization of our deferred tax assets is more likely than not, and that a valuation allowance is not required based upon our history of operating earnings, the nature of certain of our deferred tax assets, our expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to depreciation.

5.   Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of restricted stock awards and shares issuable upon conversion of convertible debt.

In the third quarter of fiscal 2005, we adopted the provisions of Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-08”), which requires companies to use the “if converted” method set forth in SFAS No. 128, “Earnings Per Share,” for calculating diluted earnings per share when contingently convertible debt is

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

5.   Earnings Per Share (Continued)

outstanding. Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period. For comparative purposes, diluted earnings per share information for all periods since the convertible debt securities were issued in February 2004 have been restated as required by EITF No. 04-08.

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2007 (shares in thousands).

	For the Year Ended May 31,
	2007	2006	2005
Income from continuing operations	$59,447	$35,823	$19,498
Loss from discontinued operations, net of tax	(787)	(660)	(4,045)
Net income	$58,660	$35,163	$15,453
Basic shares:
Weighted average common shares outstanding	36,389	33,530	32,297
Earnings per share—basic:
Earnings from continuing operations	$1.63	$1.07	$0.60
Loss from discontinued operations, net of tax	(0.02)	(0.02)	(0.12)
Earnings per share—basic	$1.61	$1.05	$0.48
Net income	$58,660	$35,163	$15,453
Add: After-tax interest on convertible debt	1,965	1,461	1,230
Net income for diluted EPS calculation	$60,625	$36,624	$16,683
Diluted shares:
Weighted average common shares outstanding	36,389	33,530	32,297
Additional shares from the assumed exercise of stock options	445	487	304
Additional shares from the assumed vesting of restricted stock	499	473	—
Additional shares from the assumed conversion of convertible debt	5,976	4,362	3,604
Weighted average common shares outstanding—diluted	43,309	38,852	36,205
Earnings per share—diluted:
Earnings from continuing operations	$1.42	$0.96	$0.57
Loss from discontinued operations, net of tax	(0.02)	(0.02)	(0.11)
Earnings per share—diluted	$1.40	$0.94	$0.46

At May 31, 2007, 2006 and 2005, respectively, options to purchase 31 thousand, 1.2 million and 3.4 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans

We have defined contribution and defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

Defined Benefit Plans

Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2007 was 4.93%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. During the fourth quarter of fiscal 2005, we recorded a $667 curtailment loss associated with this change to the cash balance plan. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

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

Effective May 31, 2007, we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. We have historically measured the plan assets and liabilities as of our balance sheet date.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

Obligations and Funded Status

The following table sets forth the changes in projected benefit obligations and plan assets for all of our pension plans:

	May 31,
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$84,427	$90,829
Service cost	1,322	1,567
Interest cost	5,058	4,717
Plan participants’ contributions	271	252
Amendments	—	104
Net actuarial loss (gain)	(436)	(7,141)
Benefits paid	(5,835)	(5,901)
Translation	4,640	—
Benefit obligation at end of year	$89,447	$84,427
Change in plan assets:
Fair value of plan assets at beginning of year	$75,121	$69,859
Actual return on plan assets	8,471	6,731
Employer contributions	2,947	4,180
Plan participants’ contributions	271	252
Benefits paid	(5,835)	(5,901)
Translation	5,070	—
Fair value of plan assets at end of year	$86,045	$75,121
Funded status at end of year	$(3,402)	$(9,306)
Unrecognized actuarial losses		24,416
Unrecognized prior service cost		1,021
Accumulated other comprehensive loss—minimum pension liability		(20,159)
Net amount recognized		$(4,028)

Amounts recognized in the consolidated balance sheets consisted of the following:

	May 31,
	2007	2006
Deposits, prepaids and other	$—	$2,633
Other assets	3,456	16,820
Accrued liabilities	(2,450)	(3,322)
Other liabilities and deferred income	(4,408)	—
	$(3,402)	$16,131

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

Amounts recognized in accumulated comprehensive loss, net of tax consisted of the following:

	May 31,
	2007	2006
Actuarial loss	$13,683	$—
Prior service cost	571	—
Minimum pension liability	—	13,103
Total	$14,254	$13,103

Prior to the adoption of SFAS No. 158, a minimum pension liability adjustment was required when the actuarial present value of accumulated plan benefits exceeded plan assets and accrued pension liabilities. During fiscal 2007, we reduced the minimum pension liability by $3,104, and $1,921, net of tax, was reported as a component of comprehensive income.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	May 31,
	2007	2006
Projected benefit obligation	$65,027	$63,963
Accumulated benefit obligation	64,381	63,077
Fair value of plan assets	58,170	53,307

The accumulated benefit obligation for all pension plans was $82,820 and $82,077 as of May 31, 2007 and 2006, respectively.

Net Periodic Benefic Cost

Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2007	2006	2005
Service cost	$1,322	$1,567	$2,841
Interest cost	5,058	4,717	4,899
Expected return on plan assets	(6,029)	(5,764)	(5,701)
Amortization of prior service cost	109	112	295
Recognized net actuarial loss	633	1,052	1,155
Transitional obligation	—	—	68
Curtailment	—	—	667
Settlement charge	201	156	—
	$1,294	$1,840	$4,224

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

Adoption of SFAS No. 158

Effective May 31, 2007, we adopted the provisions of SFAS No. 158. The incremental effect of applying SFAS No. 158 for all of our plans on individual line items in the consolidated balance sheet as of May 31, 2007 was as follows:

	Before Application of SFAS No. 158	Adjustments Increase (Decrease)	After Application of SFAS No. 158
Deposits, prepaids and other	$17,096	$(4,489)	$12,607
Other assets	84,268	(14,614)	69,654
Total assets	1,086,736	(19,103)	1,067,633
Accrued liabilities	90,640	(18,618)	72,022
Deferred tax liabilities	42,026	(1,905)	40,121
Other liabilities and deferred income	18,194	4,958	23,152
Accumulated other comprehensive loss	(10,362)	(3,537)	(13,899)
Stockholders’ equity	497,780	(3,537)	494,243

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key assumptions used in the measurement of the Company’s benefit obligations:

	May 31,
	2007	2006
Domestic plans:
Discount rate	6.05%	6.40%
Rate of compensation increase	3.50	3.50

	May 31,
	2007	2006
Non-domestic plans:
Discount rate	5.10%	4.75%
Rate of compensation increase	3.00	3.00

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6.   Employee Benefit Plans (Continued)

A summary of the weighted average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2007	2006	2005
Domestic plans:
Discount rate	6.40%	5.40%	6.50%
Rate of compensation increase	3.50	3.00	3.00
Expected long-term return on plan assets	8.50	8.50	8.50
Non-domestic plans:
Discount rate	4.75%	4.25%	5.50%
Rate of compensation increase	3.00	3.00	3.25
Expected long-term return on plan assets	6.50	6.50	6.50

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. Constraints were applied with respect to callability and credit quality. In addition, 3% of the bonds were deemed outliers due to questionable pricing information and consequently were excluded from consideration.

Plan Assets

The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,		Target Asset
	2007	2006	Allocation
Equity securities	67%	65%	45–75%
Fixed income securities	21	27	25–55%
Other (fund-of funds hedge fund)	12	8	0–20%
	100%	100%

The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974 (ERISA). The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. Direct investments in our securities and the use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks and investments in fund-of funds hedge funds.

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

Cash Flow

The following table summarizes our estimated future pension benefits by fiscal year:

	Fiscal Year
	2008	2009	2010	2011	2012	2013 to 2017
Estimated pension benefits	$7,022	$5,535	$5,523	$5,504	$5,668	$29,217

Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing $2,000 to $4,000 during fiscal 2008.

Additional Information

The estimated amounts for our plans that will be amortized from accumulated other comprehensive income into expense over the next fiscal year are as follows:

Amortization of net actuarial loss	$727
Amortization of prior service cost	$148

Postretirement Benefits Other Than Pensions

We provide health and life insurance benefits for certain eligible retirees. The postretirement plans are unfunded, and we have the right to modify or terminate any of these plans in the future, in certain cases, subject to union bargaining agreements. In fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $1,370 and $1,363 as of May 31, 2007 and 2006, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations. Effective May 31, 2007, we adopted the provisions of SFAS No. 158 for this plan resulting in an increase to comprehensive loss of $465, net of tax.

Defined Contribution Plan

The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Company contributions vest on a pro-rata basis during the first three years of employment. Expense charged to results of operations for Company matching contributions, including profit sharing contributions, was $5,501 in fiscal 2007, $4,216 in fiscal 2006 and $897 in fiscal 2005.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

7.   Aircraft Joint Ventures

We have invested in limited liability companies that are accounted for under the equity method of accounting. Our membership interest in these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft. Acquired aircraft are purchased with cash contributions by the members of the companies and debt financing provided on a limited recourse basis. Twelve aircraft are held in the joint ventures at May 31, 2007. Under the terms of a servicing agreement with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies. During fiscal 2007, 2006 and 2005, we were paid $1,115, $574 and $229, respectively, for such services. The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the statement of cash flows based upon an evaluation of the specific facts and circumstances of each distribution to determine its nature.

Summarized financial information for these limited liability companies is as follows:

	For the Year Ended May 31,
	2007	2006	2005
Statement of operations information:
Sales	$81,626	$28,857	$11,249
Income before provision for income taxes	16,877	3,314	1,136

	May 31,
	2007	2006
Balance sheet information:
Assets	$117,185	$123,177
Debt	80,425	64,934
Members’ capital	31,603	54,949

We also have an investment in an aircraft joint venture company that we consolidate. We consolidate the financial position and results of operations of this joint venture because we are the primary beneficiary of the joint venture. The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at May 31, 2007.

8.   Equipment on Long-Term Lease

In August 2005, we entered into a ten-year agreement with a customer to provide supply chain services for their fleet of CRJ 700/900 and ERJ 145 regional jets. As part of the agreement, we purchased from the customer approximately $36,500 of equipment to support the program. The equipment was purchased with an initial cash payment of $22,750, with the remaining balance of approximately $13,750 due in three installments ending in August 2008. The equipment is included in equipment on long-term lease on the consolidated balance sheet and is being depreciated on a straight-line basis over 10 years to a

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

8.   Equipment on Long-Term Lease (Continued)

30% residual value. The current portion of the deferred payments is included in accounts payable and the long-term portion is included in other liabilities and deferred income on the consolidated balance sheet.

In November 2005, we signed a similar supply chain services agreement with this same customer to support their fleet of CRJ 200 regional jets. Under the terms of the agreement, we purchased from the customer approximately $21,900 of equipment to support the program. The equipment was purchased with an initial cash payment of $16,750, with the remaining balance of approximately $5,150 due in two installments ending in August 2009. The deferred payment obligation is included in other liabilities and deferred income on the consolidated balance sheet.

9.   Commitments and Contingencies

On October 3, 2003, we entered into a sale-leaseback transaction whereby the Company sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease in accordance with SFAS No. 13 “Accounting for Leases”. Net proceeds from the sale of the facility were $13,991 and the cost and related accumulated depreciation of the facility of $9,472 and $4,595, respectively, were removed from the consolidated balance sheet. The gain realized on the sale of $9,114 has been deferred and is being amortized over the 20-year lease term in accordance with SFAS No. 13. The unamortized balance of the deferred gain as of May 31, 2007 is $7,533 and is included in other liabilities and deferred income on the consolidated balance sheet.

In June 2004, we signed an agreement to occupy a portion of the Indianapolis Maintenance Center (IMC). In fiscal 2005, we commenced airframe maintenance operations at the IMC and currently occupy seven bays and certain office space, with options to occupy up to three additional bays. Under the terms of the lease, we are entitled to receive rent credits as we increase the number of bays we occupy. During fiscal 2007, 2006 and 2005, we received $700, $1,700 and $350, respectively, of such rent credits and in accordance with SFAS No. 13, we are treating the rent credits as lease incentives, which are being amortized over the term of the lease.

In addition to the Garden City and IMC leases, we lease other facilities and equipment as well as aviation equipment under agreements that are classified as operating leases that expire at various dates through 2023. Future minimum payments under all operating leases at May 31, 2007 are as follows:

	Future Minimum Payments
Year	Facilities and Equipment	Aviation Equipment
2008	$9,426	$3,840
2009	8,385	3,840
2010	7,110	1,280
2011	5,689	—
2012	5,346	—
2013 and thereafter	25,642	—

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

9.   Commitments and Contingencies (Continued)

Rental expense during the past three fiscal years was as follows:

	For the Year Ended May 31,
	2007	2006	2005
Facilities and Equipment	$14,412	$12,514	$9,445
Aviation Equipment	3,471	1,538	2,629

We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2007 was approximately $11,891.

We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business (see Item 3 Legal Proceedings). In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

10.   Discontinued Operations

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business based in Frankfort, New York. The industrial turbine business is a unit within the Structures and Systems segment and is expected to be sold within 12 months. Net assets of the business were approximately $4,500 at May 31, 2007 and consisted of $1,800 of accounts receivable, $1,200 of inventory, $2,100 of net property, plant and equipment and $600 of accounts payable.

On February 17, 2005, we sold substantially all of the assets, subject to certain liabilities, of our engine component repair business, located in Windsor, Connecticut. The engine component repair business was a unit within the Aviation Supply Chain segment. We received as consideration cash of $7,700 and acquired inventory having a value of approximately $1,200, subject to certain adjustments. As a result of the transaction, we recorded a pre-tax charge of $3,651 ($2,321 after-tax), representing the loss on disposal. Of the $3,651 pre-tax charge, severance charges were $287 and closing costs related to the transaction were $619. The remaining portion of the charge of $2,745 represents the difference between the consideration received and the net book value of the assets sold.

Revenues and pre-tax operating loss for fiscal years 2007, 2006 and 2005 for the discontinued operations are summarized as follows:

	For the Year Ended May 31,
	2007	2006	2005
Revenues	$7,778	$11,766	$13,319
Pre-tax operating loss	$(1,212)	$(1,015)	$(2,800)

11.   Acquisitions

On January 12, 2007, we acquired substantially all the assets of Reebaire, a regional airframe maintenance and repair overhaul facility located in Hot Springs, Arkansas. This acquisition increases our

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

11.   Acquisitions (Continued)

regional MRO capacity in North America. The purchase price was approximately $11,800 and was paid in cash.

Our cost to acquire Reebaire has been preliminarily allocated to the assets acquired based on estimated fair values. The allocation is subject to adjustment when additional information concerning asset valuations is finalized. We have preliminarily allocated the purchase price as follows:

Inventory	$560
Equipment	660
Identifiable intangibles	1,580
Goodwill	9,000

We anticipate that the asset valuation will be completed in the first quarter of fiscal 2008.

On April 2, 2007, we acquired Brown, a privately held defense contractor that provides engineering, design, manufacturing and systems integration services. Brown will operate as part of our Structures and Systems segment. The purchase price was approximately $26,700 and was paid in cash.  We have not yet finalized the purchase price allocation for the Brown acquisition and are in the process of obtaining valuations for the acquired net assets.

The results of operations subsequent to the date of the acquisitions are included in the consolidated financial statements. Had the results of the acquisitions been included in the consolidated financial statements for each of the periods presented, the effect would not have been material.

12.   Gain on Sale of Product Line

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

13.   Impairment Charges

During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750. These parts were acquired prior to September 11, 2001, and were subject to impairment charges recorded in fiscal 2003 and 2002. The fiscal 2007 impairment charge was triggered by our decision to aggressively pursue the liquidation of this inventory. We made this decision to recognize the impairment due to the impact of persistently high fuel costs and fewer operators on demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment. We had previously recorded impairment charges of $5,360 during the fourth quarter of fiscal 2003 and $75,900 during the second quarter of fiscal 2002 related to engine and airframe parts and whole engines.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

13.   Impairment Charges (Continued)

A summary of the carrying value of impaired inventory and engines, after giving effect to all impairment charges recorded by us in fiscal 2007, 2003 and 2002 is as follows:

	May 31,	May 31,	May 31,	November 30,
	2007	2006	2005	2001
Net impaired inventory and engines	$27,400	$36,000	$43,200	$89,600

Proceeds from sales of impaired inventory and engines for the twelve-month periods ended May 31, 2007, 2006, and 2005 were $3,800, $7,300 and $7,900, respectively.

Other Impairment and Gain on Extinguishment of Debt

During the first quarter of fiscal 2007, we restructured the lease and non-recourse debt on a wholly-owned wide-body aircraft. This aircraft was originally purchased prior to September 11, 2001. As a result of the restructuring of the lease and debt, we recorded a $2,927 gain on extinguishment of debt. Further, we decided to offer this aircraft for sale and recorded a $2,902 impairment charge to reduce the carrying value of the aircraft to its estimated net realizable value. At May 31, 2007, the carrying value of this aircraft is $26,430 and is reported in equipment on or available for short term lease on the consolidated balance sheets.

14.   Other Noncurrent Assets

At May 31, 2007 and 2006, other noncurrent assets consisted of the following:

	May 31,
	2007	2006
Capitalized program development costs	$24,343	$7,459
Cash surrender value of life insurance	9,729	8,444
Investment in leveraged lease	9,096	9,236
Notes receivable	6,303	11,026
Debt issuance costs	5,327	5,956
Licenses and rights	1,871	2,357
Other	12,985	23,577
	$69,654	$68,055

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new A400M cargo aircraft. We are teaming with PFW on the program. Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2015, based on sales projections of the A400M. As of May 31, 2007, we have incurred approximately $24,000 of costs associated with the engineering and development of the cargo system and have capitalized these costs in accordance with SOP 81-1 “Accounting for Performance of Construction—Type and Certain Production—Type Contracts”. Sales and related cost of sales will be recognized on the units of delivery method.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, exept per share amounts)

15.   Business Segment Information

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

Sales in the Structures and Systems segment are derived from the manufacture and sale of containers, pallets and shelters used to support the U.S. military’s tactical deployment requirements, in-plane cargo loading and handling systems for commercial and military applications and composite products for aviation and industrial use. Cost of sales consists principally of the cost of product, direct labor and overhead.

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

Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment is as follows:

	For the Year Ended May 31,
	2007	2006	2005
Net sales:
Aviation Supply Chain	$543,674	$461,166	$390,060
Maintenance, Repair and Overhaul	211,516	182,258	111,932
Structures and Systems	264,083	228,747	193,296
Aircraft Sales and Leasing	41,896	13,347	45,139
	$1,061,169	$885,518	$740,427

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, exept per share amounts)

15.   Business Segment Information (Continued)

	For the Year Ended May 31,
	2007	2006	2005
Gross profit:
Aviation Supply Chain	$114,383	$99,255	$67,672
Maintenance, Repair and Overhaul	29,915	25,914	14,414
Structures and Systems	36,021	33,711	35,184
Aircraft Sales and Leasing	3,828	4,341	3,305
	$184,147	$163,221	$120,575

	May 31,
	2007	2006	2005
Total assets:
Aviation Supply Chain	$449,918	$422,519	$298,477
Maintenance, Repair and Overhaul	124,482	91,332	86,271
Structures and Systems	190,386	113,189	97,780
Aircraft Sales and Leasing	156,357	141,158	119,581
Corporate	146,490	210,621	130,121
	$1,067,633	$978,819	$732,230

	For the Year Ended May 31,
	2007	2006	2005
Capital expenditures:
Aviation Supply Chain	$5,376	$5,093	$3,777
Maintenance, Repair and Overhaul	4,742	2,556	2,817
Structures and Systems	18,601	6,806	5,222
Aircraft Sales and Leasing	4	—	48
Corporate	1,168	1,841	1,169
	$29,891	$16,296	$13,033

	For the Year Ended May 31,
	2007	2006	2005
Depreciation and amortization:
Aviation Supply Chain	$12,449	$11,849	$10,768
Maintenance, Repair and Overhaul	2,939	2,834	2,534
Structures and Systems	4,939	4,929	4,481
Aircraft Sales and Leasing	8,725	6,553	7,315
Corporate	3,147	3,057	4,080
	$32,199	$29,222	$29,178

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, exept per share amounts)

15.   Business Segment Information (Continued)

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	For the Year Ended May 31,
	2007	2006	2005
Segment gross profit	$184,147	$163,221	$120,575
Selling, general and administrative and other	(105,091)	(99,551)	(86,226)
Earnings from aircraft joint ventures	10,952	1,502	568
Gain on sale of product line	5,358	—	—
Gain (loss) on extinguishment of debt	2,927	(3,893)	3,562
Interest expense	(16,701)	(18,004)	(16,917)
Interest income and other	5,829	3,236	1,502
Income before provision for income taxes	$87,421	$46,511	$23,064

No single non-government customer represents 10% or more of total sales in any of the last three fiscal years. Sales to the U.S. Department of Defense and its contractors by segment are as follows:

	For the Year Ended May 31,
	2007	2006	2005
Aviation Supply Chain	$75,185	$77,340	$69,027
Maintenance, Repair and Overhaul	32,184	31,089	25,976
Structures and Systems	217,911	185,349	154,213
	$325,280	$293,778	$249,216
Percentage of total sales	30.7%	33.2%	33.7%

Geographic Data

	May 31,
	2007	2006
Long-lived assets:
United States	$410,285	$343,121
Europe	11,440	11,090
Other	187	154
	$421,912	$354,365

Export sales from our U.S. operations to unaffiliated customers, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $220,974 (20.8% of total sales), $180,752 (20.4% of total sales) and $178,025 (24.0% of total sales) in fiscal 2007, 2006 and 2005, respectively.

AAR CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, exept per share amounts)

16.   Selected Quarterly Data (Unaudited)

The unaudited selected quarterly data for fiscal years ended May 31, 2007 and 2006 follows.

Fiscal 2007
Quarter	Sales	Gross Profit	Net Income from Continuing Operations	Diluted Earnings Per Share- Continuing Operations
First	$240,242	$35,371	$12,229	$0.30
Second	244,272	45,903	13,982	0.34
Third	270,978	47,275	15,519	0.37
Fourth	305,677	55,598	17,717	0.42
	$1,061,169	$184,147	$59,447	$1.42

Fiscal 2006
Quarter	Sales	Gross Profit	Net Income from Continuing Operations	Diluted Earnings Per Share- Continuing Operations
First	$197,073	$34,418	$5,335	$0.15
Second	215,394	37,621	7,944	0.22
Third	223,398	43,106	9,195	0.24
Fourth	249,653	48,076	13,349	0.32
	$885,518	$163,221	$35,823	$0.96

17.   Allowance for Doubtful Accounts

	May 31,
	2007	2006	2005
Balance, beginning of year	$6,466	$5,863	$6,310
Provision charged to operations	1,500	2,580	2,391
Deductions for accounts written off, net of recoveries	(4,081)	(1,977)	(2,838)
Balance, end of year	$3,885	$6,466	$5,863

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) of the Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2007, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “AIR”. On October 27, 2006, our Chief Executive Officer certified to the NYSE pursuant to Rule 303A.12(a) that, as of the date of that certification, he was not aware of any violation by the Company of the NYSE’s Corporate Governance listings standards.

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

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2007. Our assessment of the effectiveness of our internal control over financial reporting as of May 31, 2007, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s consolidated subsidiaries except for Brown International Corporation (“Brown”), a business acquired by our Company on April 2, 2007. Our Company’s consolidated net sales for the year-ended May 31, 2007 were $1,061,169 of which Brown represented  $12,368. Our Company’s consolidated total assets as of May 31, 2007 were $1,067,633, of which Brown represented $33,043.

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that AAR CORP. and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

The scope of management’s assessment of the effectiveness of internal control over financial reporting as of May 31, 2007 includes all of the Company’s consolidated subsidiaries except for Brown International Corporation (Brown), a business acquired by the Company on April 2, 2007. The Company’s consolidated net sales for the year-ended May 31, 2007 were $1,061,169, of which Brown represented $12,368. The Company’s consolidated total assets as of May 31, 2007 were $1,067,633 of which Brown represented $33,043. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over the financial reporting of Brown.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2007, and our report dated July 19, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

July 19, 2007

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption “Board of Directors” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

The information required by this item regarding the Executive Officers of the Company appears under the caption “Executive Officers of the Registrant” in Part I, Item 4 above.

The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board is incorporated by reference to the information contained under the caption “Board Committees” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, and information required by this item regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” is incorporated by reference to the information contained under the caption “Board Committees” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption “Corporate Governance Information” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors. For a description of those procedures, see the caption “Board of Directors” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation and Other Information”, “Compensation Committee Report”, “Employment and Other Agreements” and “Directors’ Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption “Security Ownership of Management and Others” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

The following table provides information as of May 31, 2007 with respect to the Company’s compensation plans under which equity securities of the Company are authorized for issuance:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,135	$18.30	3,368
Equity compensation plans not approved by security holders	—	—	—
Total	2,135	$18.30	3,368

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information contained under the captions “Board of Directors—Director Independence”“ and “Corporate Governance Information—Related Party Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Financial Statement Disclosures

The following financial statements are filed as a part of this report under “Item 8—Financial Statements and Supplementary Data”

Page
Report of Independent Registered Public Accounting Firm	26
Financial Statements—AAR CORP. and Subsidiaries:
Consolidated Statements of Operations for the three years ended May 31, 2007	27
Consolidated Balance Sheets as of May 31, 2007 and 2006	28-29
Consolidated Statements of Stockholders’ Equity for the three years ended May 31, 2007	30
Consolidated Statements of Cash Flows for the three years ended May 31, 2007	31
Notes to Consolidated Financial Statements	32-61
Selected quarterly data (unaudited) for the years ended May 31, 2007 and 2006 (Note 16 of Notes to Consolidated Financial Statements)	61

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

AAR CORP. (Registrant)
Date: July 20, 2007
	BY:	/s/ DAVID P. STORCH
David P. Storch
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David P. Storch	Chairman and Chief Executive Officer; Director (Principal Executive Officer)	July 20, 2007
David P. Storch
/s/ Timothy J. Romenesko	President and Chief Operating Officer; Director
Timothy J. Romenesko
/s/ Richard J. Poulton	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Richard J. Poulton
/s/ Michael J. Sharp	Vice President and Controller (Principal Accounting Officer)
Michael J. Sharp
/s/ Michael R. Boyce	Director
Michael R. Boyce
/s/ James G. Brocksmith, Jr.	Director
James G. Brocksmith, Jr.
/s/ Gerald F. Fitzgerald, Jr.	Director
Gerald F. Fitzgerald, Jr.
/s/ Ronald R. Fogleman	Director
Ronald R. Fogleman
/s/ James E. Goodwin	Director
James E. Goodwin
/s/ Patrick J. Kelly	Director
Patrick J. Kelly
/s/ Marc J. Walfish	Director
Marc J. Walfish
/s/ Ronald B. Woodard	Director
Ronald B. Woodard

EXHIBIT INDEX

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation; Amendments thereto dated November 3, 1987, October 19, 1988, October 16, 1989 and November 3, 1999.[20]
		3.2	By-Laws as amended (filed herewith).
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation and Amendments (see Exhibit 3.1).
		4.2	By-Laws as amended (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and the First National Bank of Chicago dated July 8, 1997[9] and amended October 16, 2001.[14]
4.4

Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[3] First Supplemental Indenture thereto dated August 26, 1991;[4] Second Supplemental Indenture thereto dated December 10, 1997.[10]

		4.5	Officers’ certificates relating to debt securities dated October 24, 1989,[6] October 12, 1993,[6] December 15, 1997,[16] and May 30, 2003.[16]
		4.6	Note Purchase Agreement dated May 1, 2001 between Registrant and various purchasers, relating to the issuance of debt securities to institutional investors.[13]
		4.7	Form of 2.875% Senior Convertible Note.[18]
		4.8	Indenture between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated February 3, 2004.[18]
		4.9	Registration Rights Agreement between AAR CORP. and Goldman, Sachs & Co., as representative of the several Purchasers, dated February 3, 2004. [18]
		4.10	Loan Agreement dated July 15, 2005 between Registrant’s Subsidiary, AAR Wood Dale LLC and Principal Commercial Funding, LLC.[22]
		4.11	Purchase Agreement between AAR CORP. and Merrill Lynch & Co., for itself and as representative of the other Initial Purchasers, dated January 26, 2006. [26]
		4.12	Form of 1.75% Senior Convertible Note.[27]
		4.13	Indenture between AAR CORP. and U.S. Bank, National Association, as trustee, dated February 1, 2006.[27]
		4.14	Registration Rights Agreement between AAR CORP. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers, dated February 1, 2006.[27]

		4.15		Credit Agreement dated August 31, 2006 among AAR CORP., LaSalle Bank National Association, as administrative agent, and the various financial institutions party thereto.[31]
		4.16		Rights Agreement between the Registrant and Computershare Trust Company, N.A. dated July 11, 2007.[33]
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10	.1*

Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[14] as amended June 27, 2003,[16] May 5, 2005,[21] July 12, 2005,[28] June 23, 2006 (filed herewith) and January 23, 2007 (filed herewith).

		10	.2*

Death Benefit Agreement dated August 24, 1984 between the Registrant and Ira A. Eichner.[1] Amendments thereto dated August 12, 1988,[2] May 25, 1990[11] and October 9, 1996,[11] and his agreement to terminate such Death Benefit Agreement dated May 30, 1999.[11]

		10	.3*	Trust Agreement dated August 12, 1988 between the Registrant and Ira A. Eichner[2] and amendments thereto dated May 25, 1990,[8] February 4, 1994,[7] October 9, 1996[11] and May 30, 1999.[11]
		10	.4*	AAR CORP. Directors’ Retirement Plan, dated April 14, 1992,[5] amended May 26, 2000[12] and April 10, 2001.[13]
		10	.5*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005,[30] as amended July 11, 2007 (filed herewith).
		10	.6*	Amended and Restated Employment Agreement dated May 31, 2006 between the Registrant and David P. Storch.[29]
		10	.7*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Howard A. Pulsifer.[12]
		10	.8*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[13]
		10	.9*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko.[12]
		10	.10*	AAR CORP. Nonemployee Directors’ Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.[32]
		10	.11*	Severance and Change in Control Agreement dated January 14, 2000 between the Registrant and James J. Clark.[15]

		10.12		Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[17]
10.13

Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[17]

		10	.14*	Consulting Agreement dated October 19, 2005 between the Registrant and Ira A. Eichner.[24]
		10	.15*	Severance and Change in Control Agreement dated April 1, 2003 between AAR Manufacturing, Inc. and Mark McDonald.[19]
		10.16		Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of June 14, 2004, as amended January 21, 2005[21] and May 19, 2006.[32]
		10	.17*	Form of Non-Qualified Stock Option Agreement.[21]
		10	.18*	Form of Restricted Stock Agreement.[21]
		10	.19*	Form of Performance Restricted Stock Agreement.[23]
		10	.20*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[25]
		10	.21*	Form of Director Restricted Stock Agreement.[28]
		10	.22*	Form of Split Dollar Insurance Agreement.[32]
		10	.23*	Form of Management Incentive Plan.[32]
21.	Subsidiaries of the Registrant	21.1		Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1		Section 302 Certification dated July 20, 2007 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		31.2		Section 302 Certification dated July 20, 2007 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1		Section 906 Certification dated July 20, 2007 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		32.2		Section 906 Certification dated July 20, 2007 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).

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

  6          Incorporated by reference to Exhibits to the Registrant’s Current Reports on Form 8-K dated October 24, 1989 and October 12, 1993, respectively.

  7          Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

  8          Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

  9          Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated August 4, 1997.

10         Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-3 filed December 10, 1997.

11         Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

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

17         Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

18         Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 3, 2004.

19         Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.

20         Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

21         Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

22         Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated July 15, 2005.

23         Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

24         Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated October 24, 2005.

25         Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.

26         Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated January 26, 2006.

27         Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 1, 2006.

28         Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.

29         Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated May 31, 2006.

30         Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated June 9, 2006.

31         Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated September 5, 2006.

32         Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

33                 Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated July 12, 2007.