Form 10-Q
period 2007-08-31
AAR CORP
filed 2007-10-05
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2007

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

Yes ☐   No ☒

As of September 30, 2007, there were 37,934,750 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended August 31, 2007
Table of Contents

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of August 31, 2007 and May 31, 2007
(In thousands)

	August 31,	May 31,
	2007	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$58,021	$83,317
Accounts receivable, less allowances of $4,014 and $3,886, respectively	169,046	181,691
Inventories	238,314	244,661
Equipment on or available for short-term lease	102,500	97,932
Deposits, prepaids and other	22,533	12,607
Deferred tax assets	25,513	25,513
Total current assets	615,927	645,721

Property, plant and equipment, net of accumulated depreciation of $149,966 and $145,518, respectively	90,935	88,187

Other assets:
Goodwill and other intangible assets, net	74,122	74,267
Equipment on long-term lease	174,024	171,980
Investment in joint ventures	40,894	17,824
Other	81,074	69,654
	370,114	333,725
	$1,076,976	$1,067,633

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Balance Sheets
As of August 31, 2007 and May 31, 2007
(In thousands)

	August 31,	May 31,
	2007	2007
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$51,367	$51,366
Current maturities of non-recourse long-term debt	23,869	22,879
Current maturities of long-term capital lease obligation	1,405	—
Accounts payable	94,894	110,239
Accrued liabilities	70,350	72,022
Total current liabilities	241,885	256,506

Long-term debt, less current maturities	232,811	232,863
Non-recourse debt	20,920	20,748
Capital lease obligation	11,475	—
Deferred tax liabilities	40,471	40,121
Other liabilities and deferred income	20,034	23,152
	325,711	316,884

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 42,555 and 42,230 shares, respectively	42,555	42,230
Capital surplus	298,944	289,673
Retained earnings	271,205	256,052
Treasury stock, 4,843 and 4,501 shares at cost, respectively	(90,446)	(79,813)
Accumulated other comprehensive loss	(12,878)	(13,899)
	509,380	494,243
	$1,076,976	$1,067,633

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended August 31, 2007 and 2006
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,
	2007	2006
Sales:
Sales from products	$250,212	$197,381
Sales from services	46,070	35,857
Sales from leasing	9,678	7,004
	305,960	240,242

Cost and operating expenses:
Cost of products	204,888	162,396
Cost of services	38,605	30,205
Cost of leasing	5,927	4,618
Cost of sales-impairment charges	—	7,652
Selling, general and administrative and other	30,662	25,825
	280,082	230,696

Gain on sale of product line	—	5,358
Earnings from aircraft joint ventures	1,020	3,041

Operating income	26,898	17,945

Gain on extinguishment of debt	—	2,927

Interest expense	(4,338)	(4,666)
Interest income	583	1,339

Income before provision for income taxes	23,143	17,545

Provision for income taxes	7,888	5,316

Income from continuing operations	15,255	12,229

Discontinued operations:
Operating loss, net of tax	(102)	(445)
Net income	$15,153	$11,784

Earnings per share-basic:
Earnings from continuing operations	$0.41	$0.34
Loss from discontinued operations	—	(0.01)
Earnings per share — basic	$0.41	$0.33

Earnings per share-diluted:
Earnings from continuing operations	$0.36	$0.30
Loss from discontinued operations	—	(0.01)
Earnings per share — diluted	$0.36	$0.29

Weighted average common shares outstanding — basic	36,836	36,076
Weighted average common shares outstanding — diluted	43,789	42,893

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended August 31, 2007 and 2006
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	August 31,
	2007	2006
Cash flows from operating activities:
Net income	$15,153	$11,784
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	9,606	8,299
Deferred tax provision	351	4,405
Tax benefits from exercise of stock options	(1,909)	—
Gain on sale of product line	—	(5,358)
Impairment charges	—	7,652
Gain on extinguishment of debt	—	(2,927)
Earnings from aircraft joint ventures	(1,020)	(3,041)
Changes in certain assets and liabilities:
Accounts and trade notes receivable	13,703	581
Inventories	6,393	4,319
Equipment on or available for short-term lease	(5,820)	(1,410)
Equipment on long-term lease	(5,502)	(3,156)
Accounts payable	(15,343)	(1,671)
Accrued liabilities and taxes on income	(2,443)	(14,604)
Other liabilities	(5,475)	(5,356)
Other	(5,634)	(1,368)
Net cash provided from (used in) operating activities	2,060	(1,851)
Cash flows from investing activities:
Property, plant and equipment expenditures	(6,881)	(5,995)
Proceeds from sale of product line	—	6,567
Proceeds from aircraft joint ventures	—	4,684
Investment in aircraft joint ventures	(22,130)	(12,888)
Investment in leveraged leases	718	428
Investment in available for sale securities	(10,931)	—
Other	(816)	(892)
Net cash used in investing activities	(40,040)	(8,096)
Cash flows from financing activities:
Proceeds from borrowings	1,881	8,916
Reduction in borrowings	(770)	(1,305)
Proceeds from capital lease obligation	12,880	—
Financing costs.	(500)	(830)
Purchase of treasury stock	(5,907)	—
Stock option exercises	3,090	667
Tax benefits from exercise of stock options	1,909	—
Net cash provided from financing activities	12,583	7,448
Effect of exchange rate changes on cash	101	(108)
Decrease in cash and cash equivalents	(25,296)	(2,607)
Cash and cash equivalents, beginning of period	83,317	121,738
Cash and cash equivalents, end of period	$58,021	$119,131

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended August 31, 2007 and 2006
(Unaudited)
(In thousands)

	Three Months Ended
	August 31,
	2007	2006
Net income	$15,153	$11,784

Other comprehensive income (loss) -
Cumulative translation adjustments	716	(114)
Unrealized gain on investment	305	—
Total comprehensive income	$16,174	$11,670

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2007
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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The condensed consolidated balance sheet as of May 31, 2007 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2007, and the condensed consolidated statements of operations, cash flows and comprehensive income for the three- month periods ended August 31, 2007 and 2006.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 — Marketable Securities

As of August 31, 2007, we have invested $10,931 in securities which are classified as available for sale and included in deposits, prepaids and other in the Condensed Consolidated Balance Sheets.  During the first quarter of fiscal 2008, the unrealized gain on investment in securities was $305 and was recorded as a component of Other Comprehensive Income.

Note 3 — Accounting for Stock-Based Compensation

We provide stock-based awards under the AAR CORP. Stock Benefit Plan (“Stock Benefit Plan”) which has been approved by our stockholders.  Under this plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant.  Generally, stock options awarded expire ten years from the date of grant and are exercisable in either four or five equal annual increments commencing one year after the date of grant.  We issue new common stock upon the exercise of stock options.  In addition to stock options, the Stock Benefit Plan also provides for the issuance of restricted stock awards and performance based restricted stock awards, as well as for the granting of stock appreciation units; however, to date, no stock appreciation units have been granted.

During the three-month periods ended August 31, 2007 and 2006, we granted stock options representing 88 shares and 100 shares, respectively, to a group of key leadership track employees.  No executive officers were included in the group that received stock option grants.

Effective June 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

The weighted average fair value of stock options granted during the three-month periods ended August 31, 2007 and 2006 was $13.46 and $11.93, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	August 31,
	2007	2006
Risk-free interest rate	4.9%	5.0%
Expected volatility of common stock	43.1%	58.7%
Dividend yield	0.0%	0.0%
Expected option term in years	4.0	4.0

The following table summarizes stock option activity for the three-month period ended August 31, 2007:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (years)	(in thousands)
Outstanding at May 31, 2007	2,135	$18.30
Granted	88	$33.63
Exercised	(331)	$19.01
Cancelled	—	$00.00
Outstanding at August 31, 2007	1,892	$18.91	5.3	$23,848
Exercisable at August 31, 2007	1,727	$17.93	4.6	$23,280

The total fair value of stock options that vested during the three-month periods ended August 31, 2007 and 2006 was $231 and $0, respectively.  The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2007 and 2006 was $4,702 and $748, respectively.  The tax benefit realized from stock options exercised during the three month periods ended August 31, 2007 and 2006 was $1,909 and $0.  As of August 31, 2007, we had $2,029 of unearned compensation related to stock options that will be amortized over an average period of five years.

The fair value of restricted shares is the market value of our common stock on the date of grant.  Amortization expense related to restricted shares during the three-month periods ended August 31, 2007 and 2006 was $1,348 and $687, respectively.

Restricted share activity during the three-month period ended August 31, 2007 is as follows:

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2007	1,067	$23.16
Granted	20	$33.70
Vested	(92)	$10.50
Forfeited	(75)	$25.22
Nonvested at August 31, 2007	920	$24.61

During the three-month period ended August 31, 2007, we granted a total of 20 restricted shares to members of the Board of Directors.  As of August 31, 2007 we had $15,023 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.9 years.

Note 4 — Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer.  Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title and transfer of risk of loss.  Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer.  We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites.  Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain long-term manufacturing contracts, certain large airframe maintenance contracts and certain long-term aircraft component maintenance agreements are recognized by the percentage of completion method, either based on the relationship of costs incurred to date to estimated total costs or the units of delivery method.  Lease revenues are recognized as earned.  Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement.  However, for leases that provide variable rents, we recognize lease income on a straight-line basis.  In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month.  Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

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

Note 5 — Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2007	2007
Raw materials and parts	$53,682	$55,702
Work-in-process	36,425	36,580
Purchased aircraft, parts, engines and components held for sale	148,207	152,379
	$238,314	$244,661

Note 6 — Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2007	2006
Interest paid	$6,630	$6,519
Income taxes paid	347	762
Income tax refunds received	25	377

Note 7 — Financing Arrangements

On August 31, 2007, we amended our credit agreement dated August 31, 2006 (the “Credit Agreement”) with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders (the “Amendment”).  The Amendment increased our unsecured revolving credit amount to $250,000 from $140,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.  The Amendment extended the term of our Credit Agreement from August 31, 2010 to August 31, 2011.  The Amendment also modified the borrowing rate of the Credit Agreement and borrowings now bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 225 basis points based on certain financial measurements.  There were no borrowings outstanding under this facility at August 31, 2007.

On August 14, 2007, we completed a sale-leaseback transaction with a financial institution to finance an aircraft under a capital lease.  Proceeds were approximately $12,880.  We are sub-leasing the aircraft under an operating lease with a remaining period of five years.  Future minimum lease payments and minimum sub-lease rentals at August 31, 2007 are as follows:

	Minimum
	Lease	Sub-Lease
Year	Payments	Rentals
2008	$1,801	$2,025
2009	2,401	2,700
2010	2,401	2,700
2011	2,401	2,700
2012	2,401	2,700
2013 and thereafter	5,100	98

Note 8 — Earnings per Share

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2007 and 2006.

	Three Months Ended
	August 31,
	2007	2006
Income from continuing operations	$15,255	$12,229
Loss from discontinued operations, net of tax	(102)	(445)
Net income	$15,153	$11,784

Basic shares:
Weighted average common shares outstanding	36,836	36,076

Earnings per share — basic:
Earnings from continuing operations	$0.41	$0.34
Loss from discontinued operations	—	(0.01)
Earnings per share — basic	$0.41	$0.33

Net income	$15,153	$11,784
Add: After-tax interest on convertible debt	491	491
Net income for diluted EPS calculation	$15,644	$12,275

Diluted shares:
Weighted average common shares outstanding	36,836	36,076
Additional shares from the assumed exercise of stock options	510	499
Additional shares from the assumed vesting of restricted stock	466	341
Additional shares from the assumed conversion of convertible debt	5,977	5,977
Weighted average common shares outstanding — diluted	43,789	42,893

Earnings per share — diluted:
Earnings from continuing operations	$0.36	$0.30
Loss from discontinued operations	—	(0.01)
Earnings per share — diluted	$0.36	$0.29

At August 31, 2007 and 2006, respectively, stock options to purchase 88 and 1,200 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

Note 9 —Aircraft Joint Ventures

We have invested in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft.  Acquired aircraft are purchased with cash contributions by the members of the companies and debt financing provided on a limited recourse basis.  Thirty-one aircraft are held in the joint ventures at August 31, 2007.  Under the terms of a servicing agreement with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the three-month periods ended August 31, 2007 and 2006 we were paid $196 and $560, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the statement of cash flows based upon an evaluation of the specific facts and circumstances of each distribution to determine its nature.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended
	August 31,
	2007	2006
Statement of operations information:
Sales	$9,861	$31,775
Income before provision for income taxes	2,331	6,213

	August 31,	May 31,
	2007	2007
Balance sheet information:
Assets	$328,493	$117,185
Debt	253,764	80,425
Members’ capital	77,052	31,603

We also have an investment in an aircraft joint venture company that we consolidate.  We consolidate the financial position and results of operations of this joint venture because we are the primary beneficiary of the joint venture.  The equity interest of the other partner in the joint venture is recorded as a minority interest, which was included in other non-current liabilities at August 31, 2007.

Note 10 — Discontinued Operations

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business based in Frankfort, New York.  The industrial turbine business is a unit within the Structures and Systems segment and is expected to be sold prior to February 29, 2008.  Net assets of the business were approximately $4,900 at August 31, 2007 and consisted of $2,000 of accounts receivable, $1,100 of inventory, $2,000 of net property, plant and equipment and $200 of accounts payable.

Revenues and pre-tax operating loss for the three-month periods ended August 31, 2007 and 2006 for discontinued operations are summarized as follows:

	Three Months Ended
	August 31,
	2007	2006
Revenues	$1,525	$1,956
Pre-tax operating loss	(157)	(685)

Note 11 — Acquisitions

On January 12, 2007, we acquired substantially all of the assets of Reebaire Aircraft, Inc. (“Reebaire”), a regional airframe maintenance, repair and overhaul facility located in Hot Springs, Arkansas.  This acquisition increases our regional MRO capacity in North America.  The purchase price was approximately $11,800 and was paid in cash.

Our cost to acquire Reebaire has been allocated to the assets acquired based on estimated fair values.  We have allocated the purchase price as follows:

Inventory	$560
Equipment	660
Identifiable intangibles	1,580
Goodwill	9,000

On April 2, 2007, we acquired Brown International Corporation (“Brown”), a privately held defense contractor that provides engineering, design, manufacturing and systems integration services. Brown operates as part of our Structures and Systems segment. The purchase price was approximately $26,700 and was paid in cash.   We have not yet finalized the purchase price allocation for the Brown acquisition and are in the process of obtaining valuations for the acquired net assets.

The results of operations subsequent to the date of the acquisitions are included in the condensed consolidated financial statements.  Had the results of the acquisitions been included in the condensed consolidated financial statements for each of the periods presented, the effect would not have been material.

Note 12 — Gain on Sale of Product Line

During the first quarter of fiscal 2007, we sold substantially all of the assets, subject to certain liabilities, of a product line within our Structures and Systems segment.  Proceeds from the sale were $6,567 and the net carrying value of the assets sold was $1,209, resulting in a gain on sale of product line of $5,358.  The gain on this transaction has been classified as a component of operating income in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Note 13 — Impairment Charges

During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750.  These parts were acquired prior to September 11, 2001, and were subject to impairment charges recorded in fiscal 2003 and 2002.  The fiscal 2007 impairment charge was triggered by our decision to aggressively pursue the liquidation of this inventory.  We made this decision to recognize the impairment due to persistently high fuel costs and fewer operators reducing demand for these parts, as well as to better align human and physical resources with higher potential opportunities in our rapidly growing Aviation Supply Chain segment.  We had previously recorded impairment charges of $5,360 during the fourth quarter of fiscal 2003 and $75,900 during the second quarter of fiscal 2002 related to engine and airframe parts and whole engines.

A summary of the carrying value of impaired inventory and engines, after giving effect to all impairment charges recorded by us is as follows:

	August 31,	May 31,	November 30,
	2007	2007	2001
Net impaired inventory and engines	$26,300	$27,400	$89,600

Proceeds from sales of impaired inventory and engines for the three-month period ended August 31, 2007 and the twelve-month period ended May 31, 2007 were $900 and $3,800, respectively.

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

The accounting policies for the segments are the same as those described in Note 1 of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended May 31, 2007.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  The expenses and assets related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended
	August 31,
	2007	2006
Sales:
Aviation Supply Chain	$142,708	$127,516
Maintenance, Repair and Overhaul	62,647	49,595
Structures and Systems	76,498	58,407
Aircraft Sales and Leasing	24,107	4,724
	$305,960	$240,242

	Three Months Ended
	August 31,
	2007	2006
Gross profit:
Aviation Supply Chain	$31,964	$22,255
Maintenance, Repair and Overhaul	8,040	7,157
Structures and Systems	9,121	7,350
Aircraft Sales and Leasing	7,415	(1,391)
	$56,540	$35,371

AAR CORP. and Subsidiaries
August 31, 2007
(In thousands)

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

The table below sets forth consolidated sales for our four business segments for the three-month periods ended August 31, 2007 and 2006.

	Three Months Ended August 31,
	2007	2006
Sales:
Aviation Supply Chain	$142,708	$127,516
Maintenance, Repair and Overhaul	62,647	49,595
Structures and Systems	76,498	58,407
Aircraft Sales and Leasing	24,107	4,724
	$305,960	$240,242

During calendar year 2006 and into the first half of 2007, many of the domestic commercial airlines reported improved financial results, reflecting their ability to implement fare increases to partially offset the continued high cost of fuel and intense competition.  The improvement has also been driven by the airlines’ continued focus on controlling non-fuel related expenses, the implementation of operational efficiencies and relatively high load factors.  We expect certain carriers will continue to aggressively seek ways to reduce their cost structure, including outsourcing more of their maintenance and support functions to third parties, while we believe other carriers who have historically outsourced their maintenance requirements will continue to do so.  We believe we remain well positioned to respond to the market with our broad range of products and services as these trends continue to develop.

We continue to see opportunities to provide performance-based logistic services and mobility products supporting our defense customers’ deployment activities.  We are monitoring the debate between the current Administration and the U.S. Congress regarding the troop withdrawal from Iraq and its impact on demand for our products and services.  Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Three-Month Period Ended August 31, 2007
(as compared with the same period of the prior year)

Consolidated sales for the first quarter ended August 31, 2007 increased $65,718 or 27.4% over the first quarter of last year as all four of our reportable segments experienced an increase in sales.  Sales in the Aviation Supply Chain segment increased $15,192 or 11.9% over the prior year.  The sales increase is attributable to strong demand for parts support from defense-related performance-based logistics programs and aftermarket part sales to commercial customers.  Gross profit in the Aviation Supply Chain segment increased $9,709 or 43.6% over the prior year quarter primarily due to increased sales volume.  The gross profit margin percentage increased to 22.4% from 17.5% in the prior year quarter due to the favorable mix of products sold and the $4,750 impairment charge recorded during the first quarter of last year (see Note 13 of Notes to Condensed Consolidated Financial Statements).

In the Maintenance, Repair and Overhaul segment, sales increased $13,052 or 26.3% from the same quarter last year.  The increase in sales is primarily attributable to increased revenues at the Indianapolis heavy maintenance operation, greater volume of landing gear overhauls and the inclusion of revenue from Reebaire (see Note 11 of Notes to Condensed Consolidated Financial Statements) which was acquired in January 2007.  Gross profit in the Maintenance, Repair and Overhaul segment increased $883 or 12.3%, but the gross profit percentage decreased from 14.4% to 12.8% due to inefficiencies associated with certain aircraft maintenance activities.

In the Structures and Systems segment, sales increased $18,091 or 31.0% over the prior year.  The sales increase is attributable to sustained high levels of demand and new business wins for specialized mobility products and the inclusion of revenue from Brown International (see Note 11 of Notes to Condensed Consolidated Financial Statements) which was acquired in April 2007.  Gross profit in the Structures and Systems segment increased $1,771 or 24.1% compared to the prior year while the gross profit margin percentage decreased from 12.6% to 11.9% due to reduced shipments of higher margin containers and cargo systems.

In the Aircraft Sales and Leasing segment, sales increased $19,383 compared with the prior year quarter driven by the sale of two wholly-owned aircraft.  During the first quarter we purchased 19 aircraft with joint venture partners, all of which are currently on lease.  At August 31, 2007, the total number of aircraft held in joint venture was 31 (see Note 9 of Notes to Condensed Consolidated Financial Statements).  Our strategy in the Aircraft Sales and Leasing segment is to build an aircraft portfolio through participation in joint ventures and for our own account.  We also own nine aircraft outside of the joint ventures.  Of the nine aircraft owned by us outside the aircraft joint ventures, five were acquired prior to September 11, 2001.  Current lease rates for many commercial aircraft are less than pre-September 11 levels.

Operating income increased $8,953 or 49.9% compared with the prior year’s quarter due to increased sales.  Selling, general and administrative expenses increased $4,837 reflecting the impact of acquisitions and increased spending to support growth as well as investments in operational improvement initiatives.  As a percentage of sales, selling, general and administrative expenses declined to 10.0% compared to 10.7% in the prior year.  Net interest expense increased $428 or 12.9% due to decreased interest income as cash was utilized for investments made in the business, including acquisitions and aircraft purchases.  Our effective income tax rate increased to 34.1% compared to 30.3% in the prior year due to the expiration of certain income tax benefits on export activities.

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Income from continuing operations was $15,255 for the first quarter of fiscal 2008 compared to $12,229 in the prior year due to the factors discussed above.

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

At August 31, 2007, our liquidity and capital resources included cash of $58,021 and working capital of $374,042.  On August 31, 2007, we amended our credit agreement dated August 31, 2006 (the “Credit Agreement”) with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders (the “Amendment”).  The Amendment increased our unsecured revolving credit amount to $250,000 from $140,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.  The Amendment extended the term of our Credit Agreement from August 31, 2010 to August 31, 2011.  The Amendment also modified the borrowing rate of the Credit Agreement and borrowings now bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 225 basis points based on certain financial measurements.  There were no borrowings outstanding under this facility at August 31, 2007.  In addition to our domestic facility, we also have $3,082 available under a foreign line of credit.

We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms.  Our ability to obtain additional financing is dependent upon a number of factors, including the geo-political environment, general economic conditions, airline industry conditions, our operating performance and market conditions in the public and private debt and equity markets.

During the three-month period ended August 31, 2007, we generated $2,060 of cash from operations primarily due to net income and depreciation and amortization of $24,759, and reductions in accounts receivable of $13,703 and inventories of $6,393.  Use of cash from operations included investments made in equipment on both short-and long-term lease of $11,322, the payment of $4,879 related to the A400M program which is reported in other on the condensed consolidated statements of cash flows, a reduction in accounts payable of $15,343, and a reduction in accrued and other liabilities of $7,918.

During the three-month period ended August 31, 2007, our investing activities used $40,040 of cash, principally as a result of investments in aircraft joint ventures of $22,130 reflecting the purchase of 19 aircraft with our joint venture partners, an investment in available for sale securities of $10,931 and capital expenditures of $6,881.

During the three-month period ended August 31, 2007, we generated $12,583 of cash from financing activities primarily due to proceeds from a capital lease obligation of $12,880, cash proceeds from stock option exercises of $3,090 and tax benefits from the exercise of stock options of $1,909, partially offset by the purchase of treasury stock of $5,907.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual obligations and off-balance sheet arrangements as of August 31, 2007 is as follows:

	Payments Due by Period
							After
	Total	8/31/08	8/31/09	8/31/10	8/31/11	8/31/12	8/31/12
On Balance Sheet:
Debt	$284,178	$51,367	$200	$200	$55,058	—	$177,353

Non-recourse debt	44,789	23,869	2,326	2,509	2,707	10,762	2,616

Capital lease obligation	12,880	1,405	1,523	1,652	1,792	6,508	—

Interest	97,013	15,483	12,597	11,247	9,948	4,852	42,886

Off Balance Sheet:
Garden City operating lease	29,120	1,464	1,501	1,538	1,963	1,616	21,038

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

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the specific identification, average cost or first-in, first-out methods.  Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions.  We have utilized certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand.  During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750.  These parts were acquired prior to September 11, 2001, and were subject to impairment charges recorded in fiscal 2002 and 2003.  The fiscal 2007 impairment charge was triggered by the Company’s decision to aggressively pursue the liquidation of this inventory.  The Company made this decision to recognize the impairment due to persistently high fuel costs and fewer operators reducing demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment.  Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in additional impairment charges in future periods.

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

New Accounting Standards

Effective June 1, 2007, we adopted the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. Adoption of SAB 108 had no material impact on our results from operations or financial position.

Effective June 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure.  Adoption of FIN 48 did not have an impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157) “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently reviewing the impact of SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment to FASB Statement No. 115.”

SFAS 159 allows companies, at specified election dates, the option to measure certain financial assets and liabilities at fair value. The election, which is applied on an instrument by instrument basis, is typically irrevocable once elected.  Subsequent unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently reviewing the impact of SFAS 159 on our financial statements.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our market risk as set forth in Item 7A of our Annual Report on Form 10-K for the year ended May 31, 2007.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2007, ensuring that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2007.

Item 6 — Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	October 5, 2007	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

4.	Instruments defining the rights of security holders.	4.1	Amendment No. 1 to Credit Agreement dated as of August 31, 2007 among AAR CORP., LaSalle Bank National Association, as administrative agent, and the various financial institutions party hereto.(1)

31.	Rule 13a-14(a)/15(d)- 14(a) Certifications	31.1	Section 302 Certification dated October 5, 2007 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated October 5, 2007 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated October 5, 2007 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated October 5, 2007 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

Notes:
(1)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed September 5, 2007.