Form 10-Q
period 2007-11-30
AAR CORP
filed 2008-01-08
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2007

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

Yes  ☐  No  ☒

As of December 31, 2007, there were 37,917,936 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2007

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2007 and May 31, 2007

(In thousands)

	November 30,	May 31,
	2007	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$28,369	$83,317
Accounts receivable, less allowances of $4,203 and $3,886, respectively	176,422	181,691
Inventories	275,336	244,661
Equipment on or available for short-term lease	147,947	97,932
Deposits, prepaids and other	12,538	12,607
Deferred tax assets	25,513	25,513
Total current assets	666,125	645,721

Property, plant and equipment, net of accumulated depreciation of $155,877 and $145,518, respectively	94,540	88,187

Other assets:
Goodwill and other intangible assets, net	73,907	74,267
Equipment on long-term lease	178,871	171,980
Investment in joint ventures	40,671	17,824
Other	83,176	69,654
	376,625	333,725
	$1,137,290	$1,067,633

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2007 and May 31, 2007

(In thousands)

	November 30,	May 31,
	2007	2007
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$51,366	$51,366
Current maturities of non-recourse long-term debt	42,018	22,879
Current maturities of long-term capital lease obligation	1,434	—
Accounts payable	98,803	110,239
Accrued liabilities	80,366	72,022
Total current liabilities	273,987	256,506

Long-term debt, less current maturities	232,762	232,863
Non-recourse debt	29,935	20,748
Capital lease obligation	11,106	—
Deferred tax liabilities	41,573	40,121
Other liabilities and deferred income	17,600	23,152
	332,976	316,884

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 42,672 and 42,230 shares, respectively	42,672	42,230
Capital surplus	302,955	289,673
Retained earnings	289,059	256,052
Treasury stock, 4,949 and 4,501 shares at cost, respectively	(93,629)	(79,813)
Accumulated other comprehensive loss	(10,730)	(13,899)
	530,327	494,243
	$1,137,290	$1,067,633

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended November 30, 2007 and 2006

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Sales:
Sales from products	$253,307	$205,475	$503,519	$402,856
Sales from services	47,263	32,028	93,333	67,885
Sales from leasing	10,077	6,769	19,755	13,773
	310,647	244,272	616,607	484,514
Costs and operating expenses:
Cost of products	204,127	167,424	409,015	329,820
Cost of services	38,702	26,877	77,307	57,082
Cost of leasing	7,468	4,068	13,395	8,686
Cost of sales-impairment charges	—	—	—	7,652
Selling, general and administrative and other	30,941	25,914	61,603	51,739
	281,238	224,283	561,320	454,979
Gain on sale of product line	—	—	—	5,358
Earnings from aircraft joint ventures	1,965	3,761	2,985	6,802
Operating income	31,374	23,750	58,272	41,695
Gain on extinguishment of debt	—	—	—	2,927
Interest expense	(5,026)	(4,736)	(9,364)	(9,402)
Interest income and other	1,003	1,300	1,586	2,639
Income from continuing operations before provision for income taxes	27,351	20,314	50,494	37,859
Provision for income taxes	9,463	6,332	17,351	11,648
Income from continuing operations	17,888	13,982	33,143	26,211
Discontinued operations:
Operating loss, net of tax	(33)	(214)	(135)	(659)
Net income	$17,855	$13,768	$33,008	$25,552
Earnings per share-basic:
Earnings from continuing operations	$0.49	$0.39	$0.90	$0.73
Loss from discontinued operations	—	(0.01)	—	(0.02)
Earnings per share - basic	$0.49	$0.38	$0.90	$0.71
Earnings per share-diluted:
Earnings from continuing operations	$0.42	$0.34	$0.78	$0.64
Loss from discontinued operations	—	(0.01)	—	(0.02)
Earnings per share - diluted	$0.42	$0.33	$0.78	$0.62
Weighted average common shares outstanding - basic	36,841	36,250	36,858	36,161
Weighted average common shares outstanding - diluted	43,732	43,145	43,770	42,969

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2007 and 2006

(Unaudited)

(In thousands, except per share data)

	Six Months Ended
	November 30,
	2007	2006
Cash flows from operating activities:
Net income	$33,008	$25,552
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	19,391	16,160
Deferred tax provision	1,452	10,450
Tax benefits from exercise of stock options	(2,184)	—
Gain on sale of product line	—	(5,358)
Impairment charges	—	7,652
Gain on extinguishment of debt	—	(2,927)
Earnings from aircraft joint ventures	(2,985)	(6,802)
Gain on sale of investment	(605)	—
Changes in certain assets and liabilities:
Accounts and trade notes receivable	9,694	(5,417)
Inventories	(30,097)	3,552
Equipment on or available for short-term lease	(52,173)	(3,061)
Equipment on long-term lease	(4,364)	(13,495)
Accounts payable	(11,883)	(1,780)
Accrued liabilities and taxes on income	7,285	(10,067)
Other liabilities	(6,817)	(4,993)
Other	(8,872)	(5,061)
Net cash provided from (used in) operating activities	(49,150)	4,405
Cash flows from investing activities:
Property, plant and equipment expenditures	(14,112)	(13,987)
Proceeds from disposal of assets	—	1
Proceeds from sale of product line	—	6,567
Proceeds from sale of available for sale securities	11,536	—
Proceeds from aircraft joint ventures	877	15,679
Investment in aircraft joint ventures	(23,289)	(20,590)
Investment in leveraged leases	627	342
Investment in available for sale securities	(10,931)	—
Other	(1,204)	(752)
Net cash used in investing activities	(36,496)	(12,740)
Cash flows from financing activities:
Proceeds from borrowings	22,686	8,916
Reduction in borrowings	(2,719)	(7,080)
Proceeds from capital lease obligation	12,880	—
Reduction in capital lease obligation	(340)	—
Financing costs	(500)	(860)
Purchase of treasury stock	(8,147)	—
Stock option exercises	4,438	2,937
Tax benefits from exercise of stock options	2,184	—
Net cash provided from financing activities	30,482	3,913
Effect of exchange rate changes on cash	216	(124)
Decrease in cash and cash equivalents	(54,948)	(4,546)
Cash and cash equivalents, beginning of period	83,317	121,738
Cash and cash equivalents, end of period	$28,369	$117,192

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2007 and 2006

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Net income	$17,855	$13,768	$33,008	$25,552

Other comprehensive income - Cumulative translation adjustments	2,148	724	3,169	610
Total comprehensive income	$20,003	$14,492	$36,177	$26,162

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2007

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2007, and the condensed consolidated statements of operations, cash flows and comprehensive income for the three- and six-month periods ended November 30, 2007 and 2006.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 — Marketable Securities

                During the second quarter of fiscal 2008, we sold an investment in securities that was classified as available for sale.  These securities were acquired during the first quarter of fiscal 2008, and had a cost basis of $10,931.  Proceeds on the sale were $11,536 and the gain of $605 is reported in interest income and other on the condensed consolidated statements of operations.

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

During the six-month periods ended November 30, 2007 and 2006, we granted stock options representing 88 shares and 100 shares, respectively, to a group of key leadership track employees.  No executive officers were included in the group that received stock option grants.

Effective June 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

The weighted average fair value of stock options granted during the six-month periods ended November 30, 2007 and 2006 was $13.46 and $11.93, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended November 30,
	2007	2006
Risk-free interest rate	4.9%	5.0%
Expected volatility of common stock	43.1%	58.7%
Dividend yield	0.0%	0.0%
Expected option term in years	4.0	4.0

                The following table summarizes stock option activity for the six-month period ended November 30, 2007:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at May 31, 2007	2,135	$18.30
Granted	88	$33.63
Exercised	(426)	$19.68
Cancelled	(14)	$27.94
Outstanding at November 30, 2007	1,783	$18.68	5.3	$25,618
Exercisable at November 30, 2007	1,625	$17.67	4.5	$24,938

The total fair value of stock options that vested during the six-month periods ended November 30, 2007 and 2006 was $231 and $0, respectively.  The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2007 and 2006 was $5,619 and $4,784, respectively.  The tax benefit realized from stock options exercised during the six month periods ended November 30, 2007 and 2006 was $2,184 and $0.  Expense charged against income for stock options during the six-month periods ended November 30, 2007 and 2006 was $227 and $120, respectively.  As of November 30, 2007, we had $1,910 of unearned compensation related to stock options that will be amortized over an average period of five years.

The fair value of restricted shares is the market value of our common stock on the date of grant.  Amortization expense related to restricted shares during the six-month periods ended November 30, 2007 and 2006 was $2,924 and $1,612, respectively.

Restricted share activity during the six-month period ended November 30, 2007 is as follows:

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2007	1,067	$23.16
Granted	20	$33.70
Vested	(100)	$11.56
Forfeited	(81)	$25.11
Nonvested at November 30, 2007	906	$24.64

During the six-month period ended November 30, 2007, we granted a total of 20 restricted shares to members of the Board of Directors.  As of November 30, 2007 we had $14,254 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.6 years.

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

Note 5 — Inventory

The summary of inventories is as follows:

	November 30, 2007	May 31, 2007
Raw materials and parts	$56,080	$55,702
Work-in-process	39,242	36,580
Purchased aircraft, parts, engines and components held for sale	180,014	152,379
	$275,336	$244,661

Note 6 — Supplemental Cash Flow Information

	Six Months Ended November 30,
	2007	2006
Interest paid	$8,456	$6,923
Income taxes paid	6,677	1,685
Income tax refunds received	344	803

During the second quarter of fiscal 2008, we purchased an aircraft from a joint venture partner and recorded the related non-recourse debt of $8,264.  The debt is included in current maturities of non-recourse long-term debt on the condensed consolidated balance sheet.

During the six-month period ended November 30, 2007, treasury stock increased $13,816 reflecting the purchase of treasury shares of $8,147 and the impact from the exercise of stock options of $5,669.  During the six-month period ended November 30, 2006, treasury stock increased $3,313 principally reflecting the impact from the exercise of stock options.

Note 7 — Financing Arrangements

On August 31, 2007, we amended our credit agreement dated August 31, 2006 (the “Credit Agreement”) with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders (the “Amendment”).  The Amendment increased our unsecured revolving credit amount to $250,000 from $140,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.   The Amendment extended the term of our Credit Agreement from August 31, 2010 to August 31, 2011.  The Amendment also modified the borrowing rate of the Credit Agreement and borrowings now bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 225 basis points based on certain financial measurements.  There were no borrowings outstanding under this facility at November 30, 2007.

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

Under the provisions of Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-08”), we are required to account for contingently convertible debt using the “if converted” method set forth in SFAS No. 128, “Earnings Per Share,” for calculating diluted earnings per share.  Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2007 and 2006.

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Income from continuing operations	$17,888	$13,982	$33,143	$26,211
Loss from discontinued operations, net of tax	(33)	(214)	(135)	(659)
Net income	$17,855	$13,768	$33,008	$25,552

Basic shares:
Weighted average common shares outstanding	36,841	36,250	36,858	36,161

Earnings per share — basic:
Earnings from continuing operations	$0.49	$0.39	$0.90	$0.73
Loss from discontinued operations	—	(0.01)	—	(0.02)
Earnings per share - basic	$0.49	$0.38	$0.90	$0.71

Net income	$17,855	$13,768	$33,008	$25,552
Add: After-tax interest on convertible debt	491	491	983	983
Net income for diluted EPS calculation	$18,346	$14,259	$33,991	$26,535

Diluted shares:
Weighted average common shares outstanding	36,841	36,250	36,858	36,161
Additional shares from the assumed exercise of stock options	466	523	478	449
Additional shares from the assumed vesting of restricted stock	448	395	457	382
Additional shares from the assumed conversion of convertible debt	5,977	5,977	5,977	5,977
Weighted average common shares outstanding — diluted	43,732	43,145	43,770	42,969

Earnings per share — diluted:
Earnings from continuing operations	$0.42	$0.34	$0.78	$0.64
Loss from discontinued operations	—	(0.01)	—	(0.02)
Earnings per share - diluted	$0.42	$0.33	$0.78	$0.62

At November 30, 2007 and 2006, respectively, stock options to purchase 82 and 200 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

Note 9 —Aircraft Joint Ventures

Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain narrow-body commercial aircraft.  Acquired aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Twenty-nine aircraft are held in the joint ventures at November 30, 2007.  Under the terms of a servicing agreement with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the six-month periods ended November 30, 2007 and 2006 we were paid $232 and $438, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the statement of cash flows based upon an evaluation of the specific facts and circumstances of each distribution to determine its nature.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Statement of operations information:
Sales	$16,276	$6,593	$26,136	$38,368
Income before provision for income taxes	4,467	1,998	6,798	8,211

	November 30, 2007	May 31, 2007
Balance sheet information:
Assets	$330,813	$117,185
Debt	247,628	80,425
Members’ capital	76,183	31,603

During the second quarter of fiscal 2008, an aircraft held by a joint venture which was previously consolidated because we were the primary beneficiary of the joint venture was sold.  The minority interest gain associated with the sale was approximately $2,400 and is recorded in cost of sales on the condensed consolidated statement of operations.

Note 10 — Discontinued Operations

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business based in Frankfort, New York.  The industrial turbine business is a unit within the Structures and Systems segment and is expected to be sold prior to February 29, 2008.  Net assets of the business were approximately $4,900 at November 30, 2007 and consisted of $2,100 of accounts receivable, $1,200 of inventory, $1,900 of net property, plant and equipment and $300 of accounts payable.

Revenues and pre-tax operating loss for the three- and six-month periods ended November 30, 2007 and 2006 for discontinued operations are summarized as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006

Revenues	$1,660	$1,795	$3,185	$3,751
Pre-tax operating loss	(50)	(328)	(207)	(1,013)

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

Subsequent Event

On December 3, 2007, we acquired Summa Technology, Inc. (“Summa”), a leading provider of high-end sub-systems and precision machining, fabrication, welding and engineering services.  Summa will operate as part of our Structures and Systems segment.  The purchase price was approximately $65,000 and was paid in cash.

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

Note 13 — Impairment Charges

During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750.  These parts were acquired prior to September 11, 2001, and were subject to impairment charges recorded in fiscal 2003 and 2002.  The fiscal 2007 impairment charge was triggered by our decision to aggressively pursue the liquidation of this inventory.  We made this decision to recognize the impairment due to persistently high fuel costs and fewer operators resulting in reduced demand for these parts, as well as to better align human and physical resources with higher potential opportunities in our rapidly growing Aviation Supply Chain segment.  We had previously recorded impairment charges of $5,360 during the fourth quarter of fiscal 2003 and $75,900 during the second quarter of fiscal 2002 related to engine and airframe parts and whole engines.

A summary of the carrying value of impaired inventory and engines, after giving effect to all impairment charges recorded by us is as follows:

	November 30, 2007	May 31, 2007	November 30, 2001
Net impaired inventory and engines	$25,600	$27,400	$89,600

Proceeds from sales of impaired inventory and engines for the six-month period ended November 30, 2007 and the twelve-month period ended May 31, 2007 were $1,600 and $3,800, respectively.

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Sales:
Aviation Supply Chain	$144,784	$133,904	$287,492	$261,420
Maintenance, Repair and Overhaul	68,679	44,477	131,326	94,072
Structures and Systems	79,783	62,473	156,281	120,880
Aircraft Sales and Leasing	17,401	3,418	41,508	8,142
	$310,647	$244,272	$616,607	$484,514

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Gross profit (loss):
Aviation Supply Chain	$34,970	$29,896	$66,934	$52,151
Maintenance, Repair and Overhaul	9,921	6,147	17,961	13,304
Structures and Systems	10,784	8,891	19,905	16,241
Aircraft Sales and Leasing	4,675	969	12,090	(422)
	$60,350	$45,903	$116,890	$81,274

AAR CORP. and Subsidiaries

November 30, 2007

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

The table below sets forth consolidated sales for our four business segments for the three- and six-month periods ended November 30, 2007 and 2006.

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Sales:
Aviation Supply Chain	$144,784	$133,904	$287,492	$261,420
Maintenance, Repair and Overhaul	68,679	44,477	131,326	94,072
Structures and Systems	79,783	62,473	156,281	120,880
Aircraft Sales and Leasing	17,401	3,418	41,508	8,142
	$310,647	$244,272	$616,607	$484,514

Throughout 2007, many of the domestic commercial airlines reported improved financial results, reflecting their ability to implement fare increases to partially offset the continued high cost of fuel and intense competition.  The improvement has also been driven by the airlines’ continued focus on controlling non-fuel related expenses, the implementation of operational efficiencies and relatively high load factors.  We expect certain carriers will continue to aggressively seek ways to reduce their cost structure, including outsourcing more of their maintenance and support functions to third parties, while we believe other carriers who have historically outsourced their maintenance requirements will continue to do so.  We believe we remain well positioned to respond to the market with our broad range of products and services as these trends continue to develop.

We continue to see opportunities to provide performance-based logistics services and mobility products supporting our defense customers’ deployment activities.  Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Three-Month Period Ended November 30, 2007

(as compared with the same period of the prior year)

                Consolidated sales for the second quarter ended November 30, 2007 increased $66,375 or 27.2% over the second quarter of last year as all four of our reportable segments experienced an increase in sales.  Sales in the Aviation Supply Chain segment increased $10,880 or 8.1% over the prior year.  The sales increase is attributable to strong demand for parts support from defense-related performance-based logistics programs and aftermarket parts sales to commercial customers.  Gross profit in the Aviation Supply Chain segment increased $5,074 or 17.0% and the gross profit margin percentage increased to 24.2% from 22.3% in the prior year quarter due to the favorable mix of inventories sold, solid execution and progress with profit improvement initiatives.

In the Maintenance, Repair and Overhaul segment, sales increased $24,202 or 54.4% from the same quarter last year.  The increase in sales is primarily attributable to increased revenues at the Indianapolis heavy maintenance operation, greater volume of landing gear overhauls and the inclusion of revenue from Reebaire (see Note 11 of Notes to Condensed Consolidated Financial Statements) which was acquired in January 2007.  Gross profit in the Maintenance, Repair and Overhaul segment increased $3,774 or 61.4% and the gross profit percentage increased to 14.4% from 13.8% due to operating efficiencies associated with certain aircraft maintenance activities.

In the Structures and Systems segment, sales increased $17,310 or 27.7% over the prior year.  The sales increase is attributable to sustained high levels of demand and new business wins for specialized mobility products and the inclusion of revenue from Brown International (see Note 11 of Notes to Condensed Consolidated Financial Statements) which was acquired in April 2007.  Gross profit in the Structures and Systems segment increased $1,893 or 21.3% compared to the prior year while the gross profit margin percentage decreased to 13.5% from 14.2% due to reduced shipments of higher margin containers and cargo systems.

In the Aircraft Sales and Leasing segment, sales increased $13,983 compared with the prior year quarter driven by aircraft sales.  Our strategy in the Aircraft Sales and Leasing segment is to build an aircraft portfolio through participation in joint ventures and through acquisitions for our own account.  At November 30, 2007, the total number of aircraft held in joint venture was 29 (see Note 9 to Condensed Consolidated Financial Statements).  Of the ten aircraft owned by us outside the aircraft joint ventures, five were acquired prior to September 11, 2001.  Current lease rates for many commercial aircraft are less than pre-September 11 levels.

Operating income increased $7,624 or 32.1% compared with the prior year’s quarter due to increased sales.  Selling, general and administrative expenses increased $5,027 reflecting the impact of acquisitions and increased spending to support growth as well as investments in operational improvement initiatives.  As a percentage of sales, selling, general and administrative expenses declined to 10.0% compared to 10.6% in the prior year.  Net interest expense increased $587 or 17.1% principally due to increased borrowings related to investments in the Aviation Supply Chain and Aircraft Sales and Leasing segments.  Our effective income tax rate increased to 34.6% compared to 31.2% in the prior year due to the expiration of certain income tax benefits on export activities.

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Income from continuing operations was $17,888 for the second quarter of fiscal 2008 compared to $13,982 in the prior year due to the factors discussed above.

Six-Month Period Ended November 30, 2007

(as compared with the same period of the prior year)

Consolidated sales for the six-months ended November 30, 2007 increased $132,093 or 27.3% over the same period last year as all four of our reportable segments experienced an increase in sales.  Sales in the Aviation Supply Chain segment increased $26,072 or 10.0% over the prior year.  The sales increase is attributable to strong demand for parts support from defense-related performance-based logistics programs and aftermarket parts sales to commercial customers.  Gross profit in the Aviation Supply Chain segment increased $14,783 or 28.3% over the prior year primarily due to increased sales volume and the gross profit margin percentage increased to 23.3% from 19.9% in the prior year due to the favorable mix of products sold and the $4,750 impairment charge recorded during the first quarter of last year (see Note 13 of Notes to Condensed Consolidated Financial Statements).

In the Maintenance, Repair and Overhaul segment, sales increased $37,254 or 39.6% over the prior year.  The increase in sales is primarily attributable to increased revenues at the Indianapolis heavy maintenance operation, greater volume of landing gear overhauls and the inclusion of revenue from Reebaire (see Note 11 of Notes to Condensed Consolidated Financial Statements) which was acquired in January 2007.  Gross profit in the Maintenance, Repair and Overhaul segment increased $4,657 or 35.0%, but the gross profit percentage decreased to 13.7% from 14.1% due to inefficiencies associated with certain aircraft maintenance activities.

In the Structures and Systems segment, sales increased $35,401 or 29.3% over the prior year.  The sales increase is attributable to sustained high levels of demand and new business wins for specialized mobility products and the inclusion of revenue from Brown International (see Note 11 of Notes to Condensed Consolidated Financial Statements) which was acquired in April 2007.  Gross profit in the Structures and Systems segment increased $3,664 or 22.6% compared to the prior year while the gross profit margin percentage decreased slightly to 12.7% from 13.4% due to reduced shipments of higher margin containers and cargo systems.

In the Aircraft Sales and Leasing segment, sales increased $33,366 compared with the same period last year driven by aircraft sales.  Our strategy in the Aircraft Sales and Leasing segment is to build an aircraft portfolio through participation in joint ventures and through acquisitions for our own account.  During first six months of fiscal 2008, we purchased 20 aircraft with joint venture partners, all of which are currently on lease.  At November 30, 2007, the total number of aircraft held in joint venture was 29 (see Note 9 of Notes to Condensed Consolidated Financial Statements).  We also own ten aircraft outside of the joint ventures.  Of the ten aircraft owned by us outside the aircraft joint ventures, five were acquired prior to September 11, 2001.  Current lease rates for many commercial aircraft are less than pre-September 11 levels.

Operating income increased $16,577 or 39.8% compared to the same period last year due to increased sales.  Selling, general and administrative expenses increased $9,864 reflecting the impact of acquisitions and increased spending to support growth as well as investments in operational improvement initiatives.  As a percentage of sales, selling, general and administrative expenses declined to 10.0% compared to 10.7% in the prior year.  Net interest expense increased $1,015 or 15.0% due to decreased interest income as cash was utilized for investments made in the business, including acquisitions and aircraft purchases.  Our effective income tax rate increased to 34.4% compared to 30.8% in the prior year due to the expiration of certain income tax benefits on export activities.

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Income from continuing operations was $33,143 compared to $26,211 in the prior year due to the factors discussed above.

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

At November 30, 2007, our liquidity and capital resources included cash of $28,369 and working capital of $392,138.  On August 31, 2007, we amended our credit agreement dated August 31, 2006 (the “Credit Agreement”) with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders (the “Amendment”).  The Amendment increased our unsecured revolving credit amount to $250,000 from $140,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.   The Amendment extended the term of our Credit Agreement from August 31, 2010 to August 31, 2011.  The Amendment also modified the borrowing rate of the Credit Agreement and borrowings now bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 225 basis points based on certain financial measurements.  There were no borrowings outstanding under this facility at November 30, 2007.  In addition to our domestic facility, we also have $3,309 available under a foreign line of credit.

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

During the six-month period ended November 30, 2007, we used $49,150 of cash from operations primarily due to investments of $56,537 made in aircraft and engines on both short- and long-term lease as well as $30,097 investment in inventory to support customer requirements.  Other uses of cash included an $11,883 reduction in accounts payable and payment of capitalized program development costs of $8,804 related to the A400M program which is reported in other on the consolidated statements of cash flows. During the six-month period ended November 30, 2007, cash flow from operations benefited from a reduction in accounts and trade notes receivable of $9,694 as well as net income and depreciation and amortization of $52,399.

During the six-month period ended November 30, 2007, our investing activities used $36,496 of cash, principally as a result of investments in aircraft joint ventures of $23,289 reflecting the purchase of 20 aircraft with our joint venture partners and capital expenditures of $14,112.

During the six-month period ended November 30, 2007, we generated $30,482 of cash from financing activities primarily due to proceeds from borrowings related to aircraft financings of $22,686, proceeds from a capital lease obligation of $12,880, cash proceeds from stock option exercises of $4,438 and tax benefits from the exercise of stock options of $2,184, partially offset by the purchase of treasury stock of $8,147 and reduction in borrowings of $2,719.

Critical Accounting Policies and Significant Estimates

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles.  Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the consolidated financial statements.  The most significant estimates made by management include adjustments to reduce the value of inventories and equipment on or available for lease, allowance for doubtful accounts, revenue recognition and assumptions used in determining pension plan obligations.  Accordingly, actual results could differ materially from those estimates.  The following is a summary of the accounting policies considered critical by management.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected.  In determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and the customer’s current and expected future financial performance.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the specific identification, average cost or first-in, first-out methods.  Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions.  We have utilized certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand.  During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750.  These parts were acquired prior to September 11, 2001, and were subject to impairment charges recorded in fiscal 2002 and 2003.  The fiscal 2007 impairment charge was triggered by the Company’s decision to aggressively pursue the liquidation of this inventory.  The Company made this decision to recognize the impairment due to persistently high fuel costs and fewer operators resulting in reduced demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment.  Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in additional impairment charges in future periods.

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

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment to FASB Statement No. 115.”  SFAS 159 allows companies, at specified election dates, the option to measure certain financial assets and liabilities at fair value.  The election, which is applied on an instrument by instrument basis, is typically irrevocable once made.  Subsequent unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently reviewing the impact of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51.”  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, effective as of the beginning of the Company’s fiscal 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income.  The provisions of this standard must be applied retrospectively upon adoption.  We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations”.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of SFAS 141(R) are effective for our business combinations occurring on or after June 1, 2009.

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

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2007, ensuring that information required to be disclosed in the reports that are filed under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

                There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

                There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2007, except as follows:

Recent Economic Factors

                Over the last several months, several banks and other financial institutions have announced multi-billion dollar write-downs related to their exposure to mortgage-backed securities and other financial instruments.  This, along with other factors, has led to a tightening in the credit markets for certain borrowers.  In addition oil prices have hit unprecedented high levels which is having a negative impact on air carriers around the world.  Further, there is uncertainty over the general direction of the U.S. economy.  Although the principal markets we serve — commercial aviation and defense — continue to expand, our inability to raise debt or equity capital as a result of credit tightening, the impact of the high cost of oil on our customers or a downturn in the U.S. or global economy, may have an adverse impact on our results of operations and financial condition.

Item 4 — Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on October 17, 2007.  The following items were acted upon at the meeting.

1)  Election of four Class II directors to serve until the 2010 Annual Meeting of Stockholders.

      Four directors were nominated and elected by the stockholders by the requisite vote.

                Directors Nominated and Elected at the Meeting

	Votes For	Votes Withheld
Norman R. Bobins	34,519,424	828,335
Gerald F. Fitzgerald, Jr.	16,173,054	19,174,706
James E. Goodwin	16,074,488	19,273,271
Marc J. Walfish	15,523,807	19,823,952

Continuing Directors
Michael R. Boyce
James G. Brocksmith, Jr.
Ronald R. Fogleman
Patrick J. Kelly
Timothy J. Romenesko
David P. Storch
Ronald B. Woodard

2)              Ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending May 31, 2008.

Votes For	35,019,018
Votes Against	292,935
Abstained	35,807

Item 6 — Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	January 8, 2008	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession	2.1

Agreement and Plan of Merger by and among Summa Technology, Inc., Certain Shareholders of Summa Technology, Inc., AAR Manufacturing, Inc., AAR CORP., and Kingfisher Acquisition Subsidiary, Inc. dated as of November 8, 2007.(1)

10.	Material contracts	10.1

Form of Voting and Irrevocable Proxy Agreement between AAR Manufacturing, Inc. and, respectively, Eyvinne C. Lee, the Eyvinne and Kay Lee Trust, the Eyvinne Lee Charitable Remainder Trust, the Eyvinne, Kay Lee Foundation, and Lee Family Charitable Unitrust, each dated as of November 8, 2007.(1)

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated January 8, 2008 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated January 8, 2008 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated January 8, 2008 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated January 8, 2008 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

Notes:
(1)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed November 13, 2007.