Form 10-Q
period 2008-02-29
AAR CORP
filed 2008-04-04
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2008

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

Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of March 31, 2008, there were 38,738,059 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 29, 2008

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 29, 2008 and May 31, 2007

(In thousands)

	February 29,	May 31,
	2008	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$119,157	$83,317
Accounts receivable, less allowances of $5,001 and $3,886, respectively	218,877	181,691
Inventories	290,511	244,661
Equipment on or available for short-term lease	131,507	97,932
Deposits, prepaids and other	18,329	12,607
Deferred tax assets	25,513	25,513
Total current assets	803,894	645,721

Property, plant and equipment, net of accumulated depreciation of $161,186 and $145,518, respectively	109,720	88,187

Other assets:
Goodwill and other intangible assets, net	117,989	74,267
Equipment on long-term lease	166,543	171,980
Investment in joint ventures	41,743	17,824
Other	93,565	69,654
	419,840	333,725
	$1,333,454	$1,067,633

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 29, 2008 and May 31, 2007

(In thousands, except per share data)

	February 29,	May 31,
	2008	2007
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$20,200	$51,366
Current maturities of non-recourse long-term debt	11,229	22,879
Current maturities of long-term capital lease obligation	1,463	—
Accounts payable and other	112,811	110,239
Accrued liabilities.	89,239	72,022
Total current liabilities	234,942	256,506

Long-term debt, less current maturities	453,358	232,863
Non-recourse debt	29,122	20,748
Capital lease obligation	10,729	—
Deferred tax liabilities	19,426	40,121
Other liabilities and deferred income	21,381	23,152
	534,016	316,884

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 43,897 and 42,230 shares, respectively	43,897	42,230
Capital surplus	322,540	289,673
Retained earnings	309,155	256,052
Treasury stock, 5,159 and 4,501 shares at cost, respectively	(100,935)	(79,813)
Accumulated other comprehensive loss	(10,161)	(13,899)
	564,496	494,243
	$1,333,454	$1,067,633

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 29/28, 2008 and 2007

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2008	2007	2008	2007
Sales:
Sales from products	$319,772	$226,216	$823,291	$629,072
Sales from services	47,561	37,860	140,894	105,746
Sales from leasing	9,293	6,902	29,048	20,674
	376,626	270,978	993,233	755,492
Costs and operating expenses:
Cost of products	262,682	186,330	671,697	516,150
Cost of services	39,406	32,705	116,713	89,787
Cost of leasing	4,233	4,668	17,628	13,354
Cost of sales-impairment charges	—	—	—	7,652
Selling, general and administrative and other	34,007	24,770	95,610	76,509
	340,328	248,473	901,648	703,452
Gain on sale of product line	—	—	—	5,358
Earnings from aircraft joint ventures	1,668	2,983	4,653	9,785
Operating income	37,966	25,488	96,238	67,183
Gain (loss) on extinguishment of debt	(627)	—	(627)	2,927
Interest expense	(6,322)	(3,568)	(15,686)	(12,970)
Interest income and other	184	1,293	1,770	3,932
Income from continuing operations before provision for income taxes	31,201	23,213	81,695	61,072
Provision for income taxes	10,916	7,694	28,267	19,342
Income from continuing operations	20,285	15,519	53,428	41,730
Discontinued operations:
Operating loss, net of tax	(190)	(258)	(325)	(917)
Net income	$20,095	$15,261	$53,103	$40,813
Earnings per share-basic:
Earnings from continuing operations	$0.54	$0.43	$1.44	$1.15
Loss from discontinued operations	—	(0.01)	—	(0.03)
Earnings per share - basic	$0.54	$0.42	$1.44	$1.12
Earnings per share-diluted:
Earnings from continuing operations	$0.47	$0.37	$1.25	$1.00
Loss from discontinued operations	—	(0.01)	—	(0.02)
Earnings per share - diluted	$0.47	$0.36	$1.25	$0.98
Weighted average common shares outstanding - basic	37,228	36,534	36,991	36,285
Weighted average common shares outstanding - diluted	43,819	43,496	43,757	43,092

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 29/28, 2008 and 2007

(Unaudited)

(In thousands)

	Nine Months Ended
	February 29/28,
	2008	2007
Cash flows from operating activities:
Net income	$53,103	$40,813
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	29,802	24,089
Deferred tax provision	2,591	17,657
Tax benefits from exercise of stock options	(4,632)	—
Gain on sale of product line	—	(5,358)
Impairment charges	—	7,652
(Gain) loss on extinguishment of debt	627	(2,927)
Earnings from aircraft joint ventures	(4,653)	(9,785)
Gain on sale of investment	(497)	—
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts and trade notes receivable	(10,445)	(18,027)
Inventories	(38,094)	3,622
Equipment on or available for short-term lease	(36,767)	(10,496)
Equipment on long-term lease	4,884	(16,336)
Accounts payable	(21,324)	(4,973)
Accrued liabilities and taxes on income	15,422	(10,863)
Other liabilities	(6,674)	(4,723)
Other	(10,091)	(9,445)
Net cash provided from (used in) operating activities	(26,748)	900
Cash flows from investing activities:
Property, plant and equipment expenditures	(22,059)	(20,524)
Proceeds from sale of product line	—	6,567
Companies acquired	(70,989)	(11,800)
Proceeds from sale of available for sale securities	13,392	—
Proceeds from aircraft joint ventures	877	40,172
Investment in aircraft joint ventures	(23,499)	(22,935)
Investment in available for sale securities	(18,958)	—
Other	(761)	(3,684)
Net cash used in investing activities	(121,997)	(12,204)
Cash flows from financing activities:
Proceeds from borrowings, net	266,509	8,116
Reduction in borrowings	(65,542)	(19,782)
Proceeds from capital lease obligation	12,880	—
Reduction in capital lease obligation	(688)	—
Proceeds from sale of warrants	40,114	—
Purchase of convertible note hedges	(69,676)	—
Purchase of treasury stock	(9,527)	—
Stock option exercises	6,165	6,562
Tax benefits from exercise of stock options	4,632	—
Net cash provided from (used in) financing activities	184,867	(5,104)
Effect of exchange rate changes on cash	(282)	(219)
Increase (decrease) in cash and cash equivalents	35,840	(16,627)
Cash and cash equivalents, beginning of period	83,317	121,738
Cash and cash equivalents, end of period	$119,157	$105,111

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 29/28, 2008 and 2007

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2008	2007	2008	2007
Net income	$20,095	$15,261	$53,103	$40,813

Other comprehensive income (loss) -
Cumulative translation adjustments	929	(57)	4,098	553
Unrealized loss on investment	(360)	(64)	(360)	(64)
Total comprehensive income	$20,664	$15,140	$56,841	$41,302

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 29, 2008, and the results of operations, cash flows and comprehensive income for the three- and nine-month periods ended February 29, 2008 and February 28, 2007.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 — Marketable Securities

At February 29, 2008, we have invested $4,975 in securities which are classified as available for sale and included in “Deposits, prepaids and other” in the Condensed Consolidated Balance Sheet.  As of February 29, 2008, the unrealized loss on investment in available for sale securities was $360 and was recorded as a component of “Other comprehensive income (loss)” on the Condensed Consolidated Statements of Comprehensive Income.

During the nine-month period ended February 29, 2008, we sold investments in securities that were classified as available for sale.  Proceeds on the sale were $13,392 and the gain of $497 is reported in “Interest income and other” on the Condensed Consolidated Statements of Operations.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

Effective June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

During the nine-month periods ended February 29, 2008 and February 28, 2007, we granted stock options representing 88 shares and 100 shares, respectively, to a group of key leadership track employees.  No executive officers were included in the group that received stock option grants.

The weighted average fair value of stock options granted during the nine-month periods ended February 29, 2008 and February 28, 2007 was $13.46 and $11.93, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	February 29/28,
	2008	2007
Risk-free interest rate	4.9%	5.0%
Expected volatility of common stock	43.1%	58.7%
Dividend yield	0.0%	0.0%
Expected option term in years	4.0	4.0

The following table summarizes stock option activity for the nine-month period ended February 29, 2008:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (years)	(in thousands)
Outstanding at May 31, 2007	2,135	$18.30
Granted	88	$33.63
Exercised	(772)	$18.29
Cancelled	(15)	$28.36
Outstanding at February 29, 2008	1,436	$19.17	5.1	$10,323
Exercisable at February 29, 2008	1,279	$17.96	4.3	$10,186

The total fair value of stock options that vested during the nine-month periods ended February 29, 2008 and February 28, 2007 was $231 and $0, respectively.  The total intrinsic value of stock options exercised during the nine-month periods ended February 29, 2008 and February 28, 2007 was $12,616 and $12,112, respectively.  The tax benefits realized from stock options exercised during the nine-month periods ended February 29, 2008 and February 28, 2007 were $4,632 and $0.  Expense charged against income for stock options during the nine-month periods ended February 29, 2008 and February 28, 2007 was $346 and $180, respectively.  As of February 29, 2008, we had $1,791 of unearned compensation related to stock options that will be amortized over an average period of five years.

The fair value of restricted shares is the market value of our common stock on the date of grant.  Amortization expense related to restricted shares during the nine-month periods ended February 29, 2008 and February 28, 2007 was $4,446 and $2,624, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

Restricted share activity during the nine-month period ended February 29, 2008 is as follows:

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2007	1,067	$23.16
Granted	20	$33.70
Vested	(100)	$11.56
Forfeited	(80)	$25.11
Nonvested at February 29, 2008	907	$24.64

During the nine-month period ended February 29, 2008, we granted a total of 20 restricted shares to members of the Board of Directors.  As of February 29, 2008 we had $12,733 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.4 years.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

Note 5 — Inventory

The summary of inventories is as follows:

	February 29,	May 31,
	2008	2007
Raw materials and parts	$57,475	$55,702
Work-in-process	47,756	36,580
Purchased aircraft, parts, engines and components held for sale	185,280	152,379
	$290,511	$244,661

Note 6 — Supplemental Cash Flow Information

	Nine Months Ended
	February 29/28,
	2008	2007
Interest paid	$17,443	$13,083
Income taxes paid	3,650	1,816
Income tax refunds received	344	1,197

During the third quarter of fiscal 2008, the holders of $16,355 of 2.875% convertible notes redeemed their notes for 880 shares of our common stock.  As a result of the redemption, common stock increased $880 and capital surplus increased $15,284.

During the second quarter of fiscal 2008, we purchased an aircraft from a joint venture partner and recorded the related non-recourse debt of $8,264.  The debt is included in current maturities of non-recourse long-term debt on the condensed consolidated balance sheet.

During the nine-month period ended February 29, 2008, treasury stock increased $21,122 reflecting the purchase of treasury shares of $9,527 and the impact from the exercise of stock options of $11,595.  During the nine-month period ended February 28, 2007, treasury stock increased $10,149 principally reflecting the impact from the exercise of stock options.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

Note 7 — Financing Arrangements

A summary of our recourse and non-recourse long-term debt is as follows:

	February 29,	May 31,
	2008	2007
Recourse debt

Notes payable due December 15, 2007 with interest at 6.875% payable semi-annually on June 15 and December 15	$—	$31,166
Notes payable due May 15, 2008 with interest at 7.98% payable semi-annually on June 1 and December 1	20,000	20,000
Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	42,000	55,000
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	137,500	—
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	112,500	—
Convertible notes payable due February 1, 2024 with interest at 2.875% payable semi-annually on February 1 and August 1	—	16,355
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	150,000	150,000
Industrial revenue bond, (secured by trust indenture on property, plant and equipment) due December 1, 2010 with floating interest rate, payable quarterly — interest 3.50% at February 29, 2008	558	708
Total recourse debt	473,558	284,229
Current maturities of recourse debt	(20,200)	(51,366)
Long-term recourse debt	$453,358	$232,863

Non-recourse debt

Non-recourse note payable due December 1, 2007 with interest at 6.00%	$—	$22,252
Non-recourse note payable due April 30, 2008 with interest at 7.56%	8,057	—
Non-recourse note payable due March 31, 2009 with interest at 6.18%	10,275	—
Non-recourse note payable due July 19, 2012 with interest at 7.223%	16,120	15,000
Non-recourse note payable due April 3, 2015 with interest at 8.38%	5,899	6,375
Total non-recourse debt	40,351	43,627
Current maturities of non-recourse debt	(11,229)	(22,879)
Long-term non-recourse debt	$29,122	$20,748

During February 2008, we completed the sale of $250,000 million of convertible notes, consisting of $137,500 aggregate principal amount of 1.625% convertible senior notes due 2014 and $112,500 million aggregate principal amount of 2.25% convertible senior notes due 2016 (together, the “Notes”) in a private offering to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, as

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

amended.  Interest under the Notes is payable semiannually on March 1 and September 1, beginning September 1, 2008.

Holders may convert their Notes based on a conversion rate of 28.1116 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $35.57 per share, only under the following circumstances: (i) during any calendar quarter beginning after March 31, 2008 (and only during such calendar quarter) if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 130% of the applicable conversion price per share of common stock on the last day of such preceding calendar quarter; (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes of the applicable series for each day of that period was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a designated event or similar change of control transaction occurs; (iv) upon specified corporate transactions; or (v) beginning on February 1, 2014, in the case of the 2014 notes, or February 1, 2016, in the case of the 2016 notes and ending at the close of business on the business day immediately preceding the applicable maturity date.

Upon conversion, a holder of the Notes will receive, in lieu of common stock, an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value of a number of shares of our common stock equal to the conversion rate.  If the conversion value exceeds the principal amount, we will deliver at our election, cash or common stock or a combination thereof having a value equal to such excess amount.

The Notes are senior, unsecured obligations and will rank equal in right of payment with all of our existing and future unsecured and unsubordinated expenses.  Costs associated with this transaction of approximately $5,677 are being amortized on a pro-rata basis over a six- and eight-year period.

In connection with the issuance of the Notes, we entered into convertible note hedge transactions, (note hedges) with respect to our common stock with Merrill Lynch Financial Markets, Inc. (hedge provider).  The note hedges are exercisable solely in connection with any conversion of the Notes and provide for us to receive shares of our common stock from the hedge provider equal to the number of shares issuable to the holders of the Notes upon conversion.  We paid approximately $69,676 for the note hedges.

In addition, we entered into separate warrant transactions with Merrill Lynch Financial Markets, Inc. whereby we issued warrants to purchase 7,028 shares of our common stock at an exercise price of $48.83 per share.  The convertible note hedges and warrant transactions are intended to reduce potential dilution to our common stock upon future conversion of the Notes and generally have the effect of increasing the conversion price of the Notes to approximately $48.83 per share.

Net proceeds from the Notes transaction after paying expenses were approximately $214,813 and were used to repay the balance outstanding under our unsecured revolving credit facility, to pay for the net cost of the note hedges and warrant transactions and for general corporate purposes.

During February 2008, we retired non-recourse debt that was secured by an aircraft which was sold during the third quarter of fiscal 2008.  The outstanding principal amount for this non-recourse debt was $19,748 and was retired for $20,375.  The net loss from this transaction was $627 and is recorded in gain (loss) on extinguishment of debt on the condensed consolidated statement of operations.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

During the third quarter of fiscal 2008, we retired $31,166 of 6.875% notes payable which were due December 15, 2007.  We also agreed to retire $13,000 of our 8.39% notes due May 15, 2011 for $12,578.  This transaction settled in March 2008 and was classified in accounts payable and other on the condensed consolidated balance sheet at February 29, 2008.

During the first quarter of fiscal 2008, we completed a sale-leaseback transaction with a financial institution to finance an aircraft under a capital lease.  Proceeds were approximately $12,880.  We are sub-leasing the aircraft under an operating lease with a remaining period of five years.

On August 31, 2007, we amended our credit agreement dated August 31, 2006 (the “Credit Agreement”) with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders (the “Amendment”).  The Amendment increased our unsecured revolving credit amount to $250,000 from $140,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.   The Amendment extended the term of our Credit Agreement from August 31, 2010 to August 31, 2011.  The Amendment also modified the borrowing rate of the Credit Agreement and borrowings now bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 225 basis points based on certain financial measurements.  In March 2008, a second amendment to the Credit Agreement modified the borrowing rate to LIBOR plus 100 to 237.5 basis points based on certain financial measurements.   There were no borrowings outstanding under this facility at February 29, 2008.

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

Under the provisions of Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-08”), we are required to use the “if converted” method set forth in SFAS No. 128, “Earnings Per Share,” in calculating the diluted earnings per share effect of the assumed conversion of our contingently convertible debt.  Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 29, 2008 and February 28, 2007.

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2008	2007	2008	2007
Income from continuing operations	$20,285	$15,519	$53,428	$41,730
Loss from discontinued operations, net of tax	(190)	(258)	(325)	(917)
Net income	$20,095	$15,261	$53,103	$40,813

Basic shares:
Weighted average common shares outstanding	37,228	36,534	36,991	36,285

Earnings per share — basic:
Earnings from continuing operations	$0.54	$0.43	$1.44	$1.15
Loss from discontinued operations	—	(0.01)	—	(0.03)
Earnings per share - basic	$0.54	$0.42	$1.44	$1.12

Net income	$20,095	$15,261	$53,103	$40,813
Add: After-tax interest on convertible debt	466	491	1,449	1,474
Net income for diluted EPS calculation	$20,561	$15,752	$54,552	$42,287

Diluted shares:
Weighted average common shares outstanding	37,228	36,534	36,991	36,285
Additional shares from the assumed exercise of stock options	360	536	368	405
Additional shares from the assumed vesting of restricted stock	496	449	502	425
Additional shares from the assumed conversion of convertible debt	5,735	5,977	5,896	5,977
Weighted average common shares outstanding — diluted	43,819	43,496	43,757	43,092

Earnings per share — diluted:
Earnings from continuing operations	$0.47	$0.37	$1.25	$1.00
Loss from discontinued operations	—	(0.01)	—	(0.02)
Earnings per share - diluted	$0.47	$0.36	$1.25	$0.98

At February 29, 2008 and February 28, 2007, respectively, stock options to purchase 81 and 87 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

Note 9 —Aircraft Joint Ventures

Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Acquired aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Twenty-nine aircraft were held in the joint ventures at February 29, 2008.  Under the terms of a servicing agreement with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the nine-month periods ended February 29, 2008 and February 28, 2007, we were paid $232 and $816, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the statement of cash flows based upon an evaluation of the specific facts and circumstances of each distribution to determine its nature.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2008	2007	2008	2007
Statement of operations information:
Sales	$14,619	$6,625	$40,756	$44,993
Income before provision for income taxes	3,794	1,935	10,592	10,146

	February 29,	May 31,
	2008	2007
Balance sheet information:
Assets	$325,846	$117,185
Debt	240,827	80,425
Members’ capital	78,326	31,603

During the second quarter of fiscal 2008, an aircraft held by a joint venture, which was previously consolidated because we were the primary beneficiary of the joint venture was sold.  The minority interest related to the gain on the sale was approximately $2,400 and is recorded as an increase to cost of sales in the condensed consolidated statement of operations.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

Note 10 — Discontinued Operations

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business based in Frankfort, New York.  The industrial turbine business is a unit within the Structures and Systems segment and is expected to be sold prior to May 31, 2008.  Net assets of the business were approximately $4,400 at February 29, 2008 and consisted of $2,100 of accounts receivable, $800 of inventory, $1,900 of net property, plant and equipment and $400 of accounts payable.

Revenues and pre-tax operating loss for the three- and nine-month periods ended February 29, 2008 and February 28, 2007 for discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2008	2007	2008	2007

Revenues	$1,938	$1,644	$5,124	$5,395
Pre-tax operating loss	(292)	(397)	(500)	(1,410)

Note 11 — Acquisitions

On January 12, 2007, we acquired substantially all of the assets of Reebaire Aircraft, Inc. (“Reebaire”), a regional airframe maintenance, repair and overhaul facility located in Hot Springs, Arkansas.  This acquisition increases our regional Maintenance, Repair and Overhaul (“MRO”) capacity in North America.  The purchase price was approximately $11,800 and was paid in cash.

                Our cost to acquire Reebaire has been allocated to the assets acquired based on estimated fair values.  We have allocated the purchase price as follows:

Inventory	$560
Equipment	660
Identifiable intangibles	1,580
Goodwill	9,000

                On April 2, 2007, we acquired Brown International Corporation (“Brown”), a privately held defense contractor that provides engineering, design, manufacturing and systems integration services. Brown operates as part of our Structures and Systems segment. The purchase price was approximately $26,700 and was paid in cash.  Our cost to acquire Brown has been preliminarily allocated to assets acquired based on estimated fair values.   We will finalize the purchase price allocation for the Brown acquisition in the fourth quarter of fiscal 2008.

On December 3, 2007, we acquired Summa Technology, Inc. (“Summa”), a leading provider of high-end sub-systems and precision machining, fabrication, welding and engineering services.  Summa operates as part of our Structures and Systems segment.  The purchase price was approximately $71,000 and was paid in cash.  We have made a preliminary purchase price allocation for the Summa acquisition and are in the process of obtaining valuation for the acquired net assets.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

The following unaudited pro forma information is provided for acquisitions assuming the Brown and Summa acquisitions occurred as of the beginning of fiscal year 2007:

	Three Months Ended	Nine Months Ended
	February 28,	February 29/28,
	2007	2008	2007

Net sales	$300,119	$1,044,919	$827,922
Operating income	26,939	100,223	70,313
Net income	15,384	54,197	40,353
Earnings per share:
Basic	$0.42	$1.47	$1.11
Diluted	$0.36	$1.27	$0.97

Subsequent Event

                On March 5, 2008, we acquired Avborne Heavy Maintenance, Inc. (“Avborne”) and a related entity.  Avborne is an independent provider of aircraft heavy maintenance checks, modifications, installations and painting services to commercial airlines, international cargo carriers and major aircraft leasing companies.  Avborne performs heavy maintenance on both Boeing and Airbus aircraft at its 226,000 square foot facility, located at Miami International Airport.  The purchase price was approximately $40,000 and included a cash payment of $15,000 and the assumption of a $25,000 industrial revenue bond.  Avborne will operate as part of our MRO segment.

Note 12 — Gain on Sale of Product Line

During the first quarter of fiscal 2007, we sold substantially all of the assets, subject to certain liabilities, of a product line within our Structures and Systems segment.  Proceeds from the sale were $6,567 and the net carrying value of the assets sold was $1,209, resulting in a gain on sale of product line of $5,358.  The gain on this transaction has been classified as a component of operating income in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Note 13 — Impairment Charges

During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750.  These parts were acquired prior to September 11, 2001.  The fiscal 2007 impairment charge was triggered by our decision to pursue the liquidation of this inventory.  We made the decision to recognize the impairment due to persistently high fuel costs and reduced demand for these parts, as well as to better align human and physical resources with higher potential opportunities in our Aviation Supply Chain segment.  We had previously recorded impairment charges of $5,360 during the fourth quarter of fiscal 2003 and $75,900 during the second quarter of fiscal 2002 related to engine and airframe parts and whole engines.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

A summary of the carrying value of impaired inventory and engines, after giving effect to all impairment charges recorded by us is as follows:

	February 29,	May 31,	November 30,
	2008	2007	2001
Net impaired inventory and engines	$24,500	$27,400	$89,600

Proceeds from sales of impaired inventory and engines for the nine-month period ended February 29, 2008 and the twelve-month period ended May 31, 2007 were $2,600 and $3,800, respectively.

Other Impairment and Gain on Extinguishment of Debt

During the first quarter of fiscal 2007, we restructured the lease and non-recourse debt on a wholly-owned wide-body aircraft.  This aircraft was originally purchased prior to September 11, 2001.  As a result of the restructuring of the lease and debt, we recorded a $2,927 gain on extinguishment of debt.  Further, we decided to offer this aircraft for sale and recorded a $2,902 impairment charge to reduce the carrying value of the aircraft to its estimated net realizable value.  The asset was sold and non-recourse debt retired during the third quarter of fiscal 2008.

Note 14 — Business Segment Information

We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.

Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft airframe parts.  We also offer customized programs for inventory supply and management and performance-based logistics.  Sales also include the sale and lease of commercial jet engines.  Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance and storage and the repair and overhaul of landing gear.  Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

Sales in the Structures and Systems segment are derived from the engineering, design and manufacture of containers, pallets and shelters used to support the U.S. military’s tactical deployment requirements, complex machined and fabricated parts, components and sub-systems for various aerospace and defense programs and other applications, in-plane cargo loading and handling systems for commercial and military applications and composite products for aviation and industrial use.  Cost of sales consists principally of the cost of product, direct labor and overhead.

Sales in the Aircraft Sales and Leasing segment are derived from the sale and lease of commercial aircraft and technical and advisory services.  Cost of sales consists principally of the cost of product (aircraft), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2008

(Unaudited)

(In thousands, except per share amounts)

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2008	2007	2008	2007
Sales:
Aviation Supply Chain	$151,227	$135,687	$438,719	$397,107
Maintenance, Repair and Overhaul	74,765	52,265	206,091	146,337
Structures and Systems	110,452	62,992	266,733	183,872
Aircraft Sales and Leasing	40,182	20,034	81,690	28,176
	$376,626	$270,978	$993,233	$755,492

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2008	2007	2008	2007
Gross profit:
Aviation Supply Chain	$36,330	$29,862	$103,264	$82,013
Maintenance, Repair and Overhaul	11,114	7,260	29,075	20,564
Structures and Systems	16,402	8,921	36,307	25,162
Aircraft Sales and Leasing	6,459	1,232	18,549	810
	$70,305	$47,275	$187,195	$128,549

	February 29,	May 31,
	2008	2007
Total Assets:
Aviation Supply Chain	$547,045	$449,918
Maintenance, Repair and Overhaul	138,630	124,482
Structures and Systems	304,134	190,386
Aircraft Sales and Leasing	147,265	156,357
Corporate	196,380	146,490
	$1,333,454	$1,067,633

AAR CORP. and Subsidiaries

February 29, 2008

(In thousands)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.

Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft airframe parts.  We also offer customized programs for inventory supply and management and performance-based logistics.  Sales also include the sale and lease of commercial jet engines.  Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance and storage and the repair and overhaul of landing gear.  Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

Sales in the Structures and Systems segment are derived from the engineering, design and manufacture of containers, pallets and shelters used to support the U.S. military’s tactical deployment requirements, complex machined and fabricated parts, components and sub-systems for various aerospace and defense programs and other applications, in-plane cargo loading and handling systems for commercial and military applications and composite products for aviation and industrial use.  Cost of sales consists principally of the cost of product, direct labor and overhead.

Sales in the Aircraft Sales and Leasing segment are derived from the sale and lease of commercial aircraft and technical and advisory services.  Cost of sales consists principally of the cost of product (aircraft), labor and the cost of lease revenue (primarily depreciation, lease expense and insurance).

The table below sets forth consolidated sales for our four business segments for the three- and nine-month periods ended February 29, 2008 and February 28, 2007.

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2008	2007	2008	2007
Sales:
Aviation Supply Chain	$151,227	$135,687	$438,719	$397,107
Maintenance, Repair and Overhaul	74,765	52,265	206,091	146,337
Structures and Systems	110,452	62,992	266,733	183,872
Aircraft Sales and Leasing	40,182	20,034	81,690	28,176
	$376,626	$270,978	$993,233	$755,492

AAR CORP. and Subsidiaries

February 29, 2008

Over the last several weeks, certain U.S. air carriers have announced a new wave of cost reduction initiatives, including headcount reductions, route consolidations and capacity reductions.  These initiatives are principally in response to persistently high fuel costs and softening economic conditions in the U.S.  In addition, certain air carriers have ceased operations.  These and other factors may have a disproportionate effect on our U.S. regional airline customers given their size and route structure dependence on alliances with major carriers and the major carriers’ initiatives to reduce U.S. domestic capacity.  We are closely monitoring the effects of these factors in the industry, particularly on Mesa Airlines, our largest regional airline customer, as it relates to their contract dispute to operate scheduled route service for one of their largest airline partners and other financial pressures they are experiencing.

There has been significant tightening in the credit markets which may affect our ability or our customers’ ability to raise debt or equity capital.  There is also uncertainty over the direction of the U.S. economy as a result of slower growth rates, higher unemployment and the weak housing market.  We are monitoring economic conditions for their impact on our customers and markets and assessing both risks and opportunities that may affect our business.

We expect certain carriers will continue to seek ways to reduce their cost structure, including outsourcing more of their maintenance and support functions to third parties, while we believe other carriers who have historically outsourced their maintenance requirements will continue to do so.  Although we believe we remain well positioned to respond to the market with our broad range of products and services as these trends continue to develop, the factors above may have an adverse impact on our growth rates and our results of operations and financial condition.

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

Results of Operations

Three-Month Period Ended February 29, 2008

(as compared with the same period of the prior year)

Consolidated sales for the third quarter ended February 29, 2008 increased $105,648 or 39.0% over the third quarter of last year as all four of our reportable segments experienced an increase in sales.  Sales in the Aviation Supply Chain segment increased $15,540 or 11.5% over the prior year.  The sales increase is attributable to strong demand for parts support from defense-related performance-based logistics programs and aftermarket parts sales to commercial customers.  Gross profit in the Aviation Supply Chain segment increased $6,468 or 21.7% and the gross profit margin percentage increased to 24.0% from 22.0% in the prior year quarter due to the favorable mix of inventories sold and solid program execution.

In the Maintenance, Repair and Overhaul segment, sales increased $22,500 or 43.0% from the same quarter last year.  The increase in sales is primarily attributable to increased revenues at the Indianapolis heavy maintenance operation, greater volume of landing gear overhauls and the inclusion of revenue from Reebaire (see Note 11 of Notes to Condensed Consolidated Financial Statements) which was acquired in January 2007.  Gross profit in the Maintenance, Repair and Overhaul segment increased $3,854 or 53.1% and the gross profit percentage increased to 14.9% from 13.9% due to operating efficiencies associated with certain aircraft maintenance activities and increased volumes.

In the Structures and Systems segment, sales increased $47,460 or 75.3% over the prior year.  The sales increase is attributable to sustained high levels of demand and new business wins for specialized mobility products and the inclusion of revenue from Brown and Summa (see Note 11 of Notes to Condensed Consolidated Financial Statements) which contributed $36,542 of revenue and which were acquired in April 2007 and December 2007, respectively.  Gross profit in the Structures and Systems segment increased $7,481 or 83.9% compared to the prior year while the gross profit margin percentage increased slightly to 14.8% from 14.2%.

In the Aircraft Sales and Leasing segment, sales increased $20,148 compared with the prior year quarter driven by increased aircraft sales.  Our strategy in the Aircraft Sales and Leasing segment is to build an aircraft portfolio through participation in joint ventures and through acquisitions for our own account.  At February 29, 2008, the total number of aircraft held in joint venture was 29 (see Note 9 of Notes to Condensed Consolidated Financial Statements).  Of the eight aircraft owned by us outside the aircraft

AAR CORP. and Subsidiaries

February 29, 2008

joint ventures, four were acquired prior to September 11, 2001.  Current lease rates for our commercial aircraft purchased before September 11 remain at less than pre-September 11 levels.

Operating income increased $12,478 or 49.0% compared with the prior year’s quarter due to increased sales and gross profit, partially offset by an increase in selling, general and administrative expenses.  Selling, general and administrative expenses increased $9,237 reflecting the impact of acquisitions, increased spending to support growth and investments in operational improvement initiatives.  As a percentage of sales, selling, general and administrative expenses declined to 9.0% compared to 9.1% in the prior year.  Net interest expense increased $3,863 or 169.8% principally due to increased borrowings related to investments in the Aviation Supply Chain and Aircraft Sales and Leasing segments.  Our effective income tax rate increased to 35.0% compared to 33.1% in the prior year due to the expiration of certain income tax benefits on export activities.

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Income from continuing operations was $20,285 for the third quarter of fiscal 2008 compared to $15,519 in the prior year due to the factors discussed above.

Nine-Month Period Ended February 29, 2008

(as compared with the same period of the prior year)

Consolidated sales for the nine months ended February 29, 2008 increased $237,741 or 31.5% over the same period last year as all four of our reportable segments experienced an increase in sales.  Sales in the Aviation Supply Chain segment increased $41,612 or 10.5% over the prior year.  The sales increase is attributable to strong demand for parts support from defense-related performance-based logistics programs and aftermarket parts sales to commercial customers.  Gross profit in the Aviation Supply Chain segment increased $21,251 or 25.9% over the prior year primarily due to increased sales volume and the gross profit margin percentage increased to 23.5% from 20.7% in the prior year due to the favorable mix of products sold and the $7,652 impairment charge recorded during the first quarter of last year (see Note 13 of Notes to Condensed Consolidated Financial Statements).

In the Maintenance, Repair and Overhaul segment, sales increased $59,754 or 40.8% over the prior year.  The increase in sales is primarily attributable to increased revenues at the Indianapolis heavy maintenance operation, greater volume of landing gear overhauls and the inclusion of revenue from Reebaire (see Note 11 of Notes to Condensed Consolidated Financial Statements) which was acquired in January 2007.  Gross profit in the Maintenance, Repair and Overhaul segment increased $8,511 or 41.4%, and the gross profit percentage remained constant at 14.1%.

In the Structures and Systems segment, sales increased $82,861 or 45.1% over the prior year.  The sales increase is attributable to sustained high levels of demand and new business wins for specialized mobility products and the inclusion of revenue from Brown and Summa (see Note 11 of Notes to Condensed Consolidated Financial Statements) which contributed $58,838 of revenues during the nine-month period ended February 29, 2008 and which were acquired in April 2007 and December 2007, respectively.  Gross profit in the Structures and Systems segment increased $11,145 or 44.3% compared to the prior year while the gross profit margin percentage decreased slightly to 13.6% from 13.7%.

In the Aircraft Sales and Leasing segment, sales increased $53,514 compared with the same period last year driven by increased aircraft sales.  Our strategy in the Aircraft Sales and Leasing segment is to build an aircraft portfolio through participation in joint ventures and through acquisitions for our own account.  During the first nine months of fiscal 2008, we purchased 20 aircraft with joint venture

AAR CORP. and Subsidiaries

February 29, 2008

partners, all of which are currently on lease.  At February 29, 2008, the total number of aircraft held in joint venture was 29 (see Note 9 of Notes to Condensed Consolidated Financial Statements).  We also own eight aircraft outside of the joint ventures.  Of the eight aircraft owned by us outside the aircraft joint ventures, four were acquired prior to September 11, 2001.  Current lease rates for our commercial aircraft purchased before September 11 remain at less than pre-September 11 levels.

Operating income increased $29,055 or 43.2% compared to the same period last year due to increased sales and gross profit, partially offset by an increase in selling, general and administrative expenses.  Selling, general and administrative expenses increased $19,101 reflecting the impact of acquisitions, increased spending to support growth and investments in operational improvement initiatives.  As a percentage of sales, selling, general and administrative expenses declined to 9.6% compared to 10.1% in the prior year.  Net interest expense increased $4,878 or 54.0% due to decreased interest income as cash was utilized for investments made in the business, including acquisitions and aircraft purchases.  Our effective income tax rate increased to 34.6% compared to 31.7% in the prior year due to the expiration of certain income tax benefits on export activities.

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Income from continuing operations was $53,428 compared to $41,730 in the prior year due to the factors discussed above.

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

At February 29, 2008, our liquidity and capital resources included cash of $119,157 and working capital of $568,952.  On August 31, 2007, we amended our credit agreement dated August 31, 2006 (the “Credit Agreement”) with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders (the “Amendment”).  The Amendment increased our unsecured revolving credit amount to $250,000 from $140,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.   The Amendment extended the term of our Credit Agreement from August 31, 2010 to August 31, 2011.  The Amendment also modified the borrowing rate of the Credit Agreement and borrowings now bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 225 basis points based on certain financial measurements.  There were no borrowings outstanding under this facility at February 29, 2008.  In addition to our domestic facility, we also have $3,409 available under a foreign line of credit.  During February 2008, we completed the sale of $250,000 of convertible notes, consisting of $137,500 aggregate principal amount of 1.625% convertible senior notes due 2014 and $112,500 aggregate principal amount of 2.25% convertible senior notes due 2016 (see Note 7 of Notes to Condensed Consolidated Financial Statements).

AAR CORP. and Subsidiaries

February 29, 2008

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

During the nine-month period ended February 29, 2008, we used $26,748 of cash from operations primarily due to investments of $36,767 made in aircraft and engines on short-term lease as well as $38,094 investment in inventory to support customer requirements.  Other uses of cash included a $10,445 increase to accounts receivable, a $21,324 reduction in accounts payable and payment of capitalized program development costs of $14,725 related to the A400M program which is reported in other on the Consolidated Statements of Cash Flows. During the nine-month period ended February 29, 2008, cash flow from operations benefited from an increase in accrued liabilities of $15,422 as well as net income and depreciation and amortization of $82,905.

During the nine month period ended February 29, 2008, our investing activities used $121,997 of cash principally as a result of the acquisition of Summa of $70,989, investments in aircraft joint ventures of $23,499 reflecting the purchase of 20 aircraft with our partners and capital expenditures of $22,059.

During the nine-month period ended February 29, 2008, we generated $184,867 of cash from financing activities primarily due to the net proceeds received from the issuance of the $250,000 convertible senior notes, proceeds from borrowings related to aircraft financings of $22,686, proceeds from a capital lease obligation of $12,880, proceeds from the sale of warrants related to the convertible note offering of $40,114, proceeds from stock option exercises of $6,165 and tax benefits from the exercise of stock options of $4,632.  Uses of cash from financing activities included the purchase of note hedges related to the convertible note offering of $69,676, purchase of treasury stock of $9,527, financing costs associated debt issuance of $6,177 and reduction in borrowings of $65,542.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles.  Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the condensed consolidated financial statements.  The most significant estimates made by management include adjustments to reduce the value of inventories and equipment on or available for lease, allowance for doubtful accounts, revenue recognition and assumptions used in determining pension plan obligations.  Accordingly, actual results could differ materially from those estimates.  The following is a summary of the accounting policies considered critical by management.

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

AAR CORP. and Subsidiaries

February 29, 2008

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

AAR CORP. and Subsidiaries

February 29, 2008

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

In September 2007, the FASB issued SFAS No. 157 (SFAS 157) “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets that are carried at fair value on a recurring basis in financial statements.  In November 2007, the FASB provided a one year deferral of the implementation of SFAS 157 for other non-financial assets and liabilities.  We are currently reviewing the impact of SFAS 157 on our financial statements.

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

AAR CORP. and Subsidiaries

February 29, 2008

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

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 29, 2008.

There were no changes in our internal control over financial reporting during the third quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

                There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended November 30, 2007, except as follows:

Regulatory Compliance

                Recently, aircraft maintenance and FAA oversight of airline and third party MRO maintenance providers has become a prevalent topic in the media.  Additionally, the FAA, the airlines and others in the industry have heightened their sensitivity and scrutiny with respect to compliance with approved maintenance procedures.  We believe that our MRO maintenance procedures meet applicable FAA regulatory and original equipment manufacturers’ requirements, and that our demonstrated performance as a high quality maintenance provider positions us well to continue to capture market share.  However, our results of operations could be adversely affected as a result of negative publicity associated with recent media activity and increased FAA scrutiny of air carrier and MRO maintenance activities.

Recent Economic Factors

Over the last several weeks, certain U.S. air carriers have announced a new wave of cost reduction initiatives, including headcount reductions, route consolidations and capacity reductions.  These initiatives are principally in response to persistently high fuel costs and softening economic conditions in the U.S.  In addition, certain air carriers have ceased operations.  These and other factors may have a disproportionate effect on our U.S. regional airline customers given their size and route structure dependence on alliances with major carriers and the major carriers’ initiatives to reduce U.S. domestic capacity.  We are closely monitoring the effects of these factors in the industry, particularly on Mesa Airlines, our largest regional airline customer, as it relates to their contract dispute to operate scheduled route service for one of their largest airline partners and other financial pressures they are experiencing.

There has been significant tightening in the credit markets which may affect our ability or our customers’ ability to raise debt or equity capital.  There is also uncertainty over the direction of the U.S. economy as a result of slower growth rates, higher unemployment and the weak housing market.  We are monitoring economic conditions for their impact on our customers and markets and assessing both risks and opportunities that may affect our business.

These factors may have an adverse impact on our growth rates and our results of operations and financial condition.

Significant issues may develop associated with the A400M Cargo system.

                In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new A400M Military Transport Aircraft (A400M).  We are teaming with Pfalz Flugzeugwerke GmbH (PFW) of Speyer, Germany on the program.  We have incurred, and are expected to continue to incur, significant development costs in connection with this program.  Our portion of revenue to be generated from this program is expected to exceed $300,000 through fiscal 2015, based on sales projections of the A400M.  Based on program delays and discussions with our customer, planned first shipments under this program have slipped from the second half of fiscal 2008 to the second half of fiscal 2009.  If the A400M experiences significant delivery delays or order cancellations, or if we fail to develop the system according to contract specifications, then our operating results and financial condition could be adversely affected.

Item 6 — Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	April 4, 2008	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

4.	Instruments defining the rights of security holders	4.1

Amendment No. 2 to Credit Agreement dated as of March 14, 2008 among AAR CORP., LaSalle Bank National Association, as administrative agent, and the various financial institutions party hereto (filed herewith).

		4.2	Purchase Agreement between AAR CORP. and Merrill Lynch & Co., for itself and as representative of the other Initial Purchasers, dated February 5, 2008.(1)

		4.3	Form of 1.625% Convertible Senior Note due 2014.(2)

		4.4	Form of 2.25% Convertible Senior Note due 2016.(2)

		4.5	Indenture for 1.625% Convertible Senior Notes due 2014 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.(2)

		4.6	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.(2)

4.7

Registration Rights Agreement for 2014 Notes between AAR CORP. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers, dated February 11, 2008.(2)

4.8

Registration Rights Agreement for 2016 Notes between AAR CORP. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers, dated February 11, 2008.(2)

10.	Material contracts	10.1	Sixth Amendment to Amended and Restated AAR CORP. Stock Benefit Plan dated as of January 27, 2007 (filed herewith).

		10.2	Second Amendment to AAR CORP. Supplemental Key Employee Retirement Plan dated as of October 17, 2007 (filed herewith).

		10.3	Confirmation of OTC Convertible Note Hedge Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.(1)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

		10.4	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.(1)

		10.5	Confirmation of OTC Warrant Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.(1)

		10.6	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.(1)

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated April 4, 2008 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated April 4, 2008 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated April 4, 2008 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated April 4, 2008 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

Notes:

(1)           Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed February 11, 2008.

(2)           Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed February 14, 2008.