Form 10-K
period 2008-05-31
AAR CORP
filed 2008-07-11
CIK 1750

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         At November 30, 2007, the aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $1,204,087,343 (based upon the closing price of the Common Stock at November 30, 2007 as reported on the New York Stock Exchange).

         On June 30, 2008, there were 38,737,018 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the definitive proxy statement relating to the registrant's 2008 Annual Meeting of Stockholders, to be held October 8, 2008 are incorporated by reference in Part III.

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

        We report our activities in four business segments: (i) Aviation Supply Chain, comprised primarily of business activities conducted through AAR Parts Trading, Inc., AAR Services, Inc., AAR Allen Services, Inc., (a wholly-owned subsidiary of AAR Parts Trading, Inc. and AAR Services, Inc.), and AAR International, Inc. (ii) Maintenance, Repair and Overhaul, comprised primarily of business activities conducted through AAR Services, Inc., AAR Allen Services, Inc. and AAR Aircraft Services, Inc. (iii) Structures and Systems, comprised primarily of business activities conducted through AAR Manufacturing, Inc., and (iv) Aircraft Sales and Leasing, comprised of business activities primarily conducted through AAR Aircraft & Engine Sales & Leasing, Inc.

Aviation Supply Chain

        Activities in our Aviation Supply Chain segment include the purchase and sale of a wide variety of new, overhauled and repaired engine and airframe parts and components for our airline and defense customers. We also repair and overhaul a wide variety of avionics, electrical, electronic, fuel, hydraulic and pneumatic components and instruments and a broad range of internal airframe components for the same customer categories. We provide customized inventory supply and management programs and performance-based logistics programs for engine and airframe parts and components in support of airline and defense customer's maintenance activities. The types of services provided under these programs include program and warehouse management, parts replenishment and parts and component repair and overhaul. We are an authorized distributor for more than 125 leading aviation product manufacturers. In addition, we sell and lease commercial jet engines. We acquire aviation parts and components for the Aviation Supply Chain segment from domestic and foreign airlines, original equipment manufacturers, independent aviation service companies and aircraft leasing companies. From time-to-time, we also purchase aircraft and engines for disassembly to individual parts and components. These assets may be leased to airlines on a short-term basis prior to disassembly. In the Aviation Supply Chain segment, the majority of our sales are made pursuant to standard commercial purchase orders. In certain inventory supply and management programs and performance-based logistics programs, we supply products and services under agreements reflecting negotiated terms and conditions.

Maintenance, Repair and Overhaul

        Activities in our Maintenance, Repair and Overhaul segment include airframe maintenance services and the repair and overhaul of most types of landing gear for our airline and defense customers. We have a long-term lease to occupy a portion of an airframe maintenance facility in Indianapolis, Indiana (the "Indianapolis Maintenance Center" or "IMC"), which is owned by the Indianapolis Airport Authority ("IAA"). We believe the IMC is one of the most efficient and state-of-the-art airframe maintenance facilities in the United States. The IMC is comprised of 12 airframe maintenance bays, backshop space to support airframe maintenance activities, warehouse and office space. Our lease with the IAA allows us to occupy up to ten of the maintenance bays and certain office space and expires in December 2014, with a ten-year renewal option. The lease agreement contains early termination rights for AAR and the IAA, which may be exercised in specified circumstances. We also operate an aircraft maintenance facility located in Oklahoma City, Oklahoma providing airframe maintenance, modification, special equipment installation, painting services and aircraft terminal services for various models of commercial, defense, regional, business and general aviation aircraft. On March 5, 2008, we acquired Avborne Heavy Maintenance, Inc. ("Avborne") and a related entity. Avborne is an independent provider of aircraft heavy maintenance checks, modifications, installations and painting services to commercial airlines, international cargo carriers and major aircraft leasing companies. Avborne performs heavy maintenance on Boeing and Airbus aircraft at a 226,000 square foot leased facility, located at Miami International Airport. The purchase price was approximately $40,000 and included a cash payment of $15,000 and the assumption of a $25,000 industrial revenue bond. On January 12, 2007, we acquired substantially all the assets of Reebaire Aircraft, Inc. ("Reebaire"), a regional airframe maintenance and repair overhaul facility located in Hot Springs, Arkansas. This acquisition increased our regional MRO capacity in North America. In addition to our airframe maintenance facilities we operate a landing gear repair center in Miami, Florida and an aircraft storage facility in Roswell, New Mexico. In this segment, we purchase replacement parts from original equipment manufacturers and suppliers that are used in our maintenance, repair and overhaul operations. We have ongoing arrangements with original equipment manufacturers (OEMs) that provide us access to parts, repair manuals and service bulletins in support of parts manufactured by the OEM. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price and delivery. When possible, we obtain replacement parts used in repair and overhaul activities from operating units in our Aviation Supply Chain segment.

Structures and Systems

        Activities in our Structures and Systems segment include the design, manufacture and repair of pallets and a wide variety of containers and shelters in support of military and humanitarian tactical deployment activities. We design, manufacture and install in-plane cargo loading and handling systems for commercial and military aircraft and helicopters. We also design and manufacture advanced composite materials for commercial, business and military aircraft as well as advanced composite structures for the transportation industry. On December 3, 2007, we acquired Summa Technology, Inc. ("Summa"), a leading provider of high-end sub-systems and precision machining, fabrication, welding and engineering services. The purchase price was approximately $71,000 and was paid in cash. On April 2, 2007, we acquired Brown International Corporation ("Brown"), a privately held defense contractor that provides engineering, design, manufacturing and systems integration services. During the fiscal year ended May 31, 2007 ("fiscal 2007"), we decided to exit our non-core industrial turbine business located in Frankfort, New York, and treat it as a discontinued operation. In this segment, sales are made to customers pursuant to standard commercial purchase orders and contracts. We purchase the raw materials for this business, including aluminum sheets, extrusions and castings and other necessary supplies, from a number of vendors.

Aircraft Sales and Leasing

        Activities in our Aircraft Sales and Leasing segment include the sale or lease of used commercial aircraft. Each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties and lease return provisions. Leases have fixed terms; early termination by either party is not permitted except in the event of a breach. In this segment, we purchase aircraft from airlines and aircraft leasing companies for our own account or in partnership with strategic or financial partners typically under joint venture agreements. During the first half of the fiscal year ended May 31, 2008 ("fiscal 2008"), we purchased 20 aircraft with joint venture partners. We have not purchased any aircraft since November 2007 in this segment. At May 31, 2008, the total number of aircraft held in these joint ventures was 29. We also own eight aircraft for our own account.

        The following table summarizes our aircraft portfolio by aircraft type and by ownership status as of May 31, 2008:

Aircraft Type	Joint Venture Portfolio	Wholly-Owned Portfolio
MD80 series	—	2
737-300 series	7	1
737-400 series	18	—
737-500 series	—	1
757-200 series	1	—
767-300 series	2	—
747-400 series	1	—
A320	—	3
CRJ200	—	1

Total	29	8

        At May 31, 2008, all aircraft wholly-owned or through joint venture are on lease, with 24 of the aircraft on lease outside of North America. During the fiscal year ended May 31, 2009 ("fiscal 2009"), four 737-300's in the joint venture portfolio will be up for lease renewal and one 737-300 in the wholly-owned portfolio will be up for lease renewal. The oldest aircraft in the portfolio of 37 aircraft is 21 years old and the newest aircraft is nine years old. The average age of our fleet is 16 years. Our total investment in the joint venture and wholly-owned aircraft portfolio is approximately $121,500. Within Aircraft Sales and Leasing segment, we also provide advisory services which consist of assistance in remarketing aircraft, records management and storage maintenance.

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

Customers

        For each of our reportable segments, we market and sell products and services primarily through our own employees. In certain markets, we rely on foreign sales representatives to assist in the sale of our products and services. The principal customers for our products and services in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments are domestic and foreign commercial airlines, regional and commuter airlines, business and general aviation operators, original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies. In the Structures and Systems segment, our principal customers include domestic and foreign defense organizations, domestic and foreign passenger and freight airlines, original equipment manufacturers, large system providers and other industrial entities. The principal customers in the Aircraft Sales and Leasing segment include domestic and foreign commercial airlines and aircraft finance and leasing companies. Sales of aviation products and services to our airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft. Sales to the U.S. Department of Defense are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, government funding and requirements generated by world events.

Licenses

        We have 12 Federal Aviation Administration (FAA) licensed repair stations in the United States and Europe. Of the 12 licensed FAA repair stations, seven are also European Aviation Safety Agency (EASA) licensed repair stations. Such licenses, which are ongoing in duration, are required in order for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 12 FAA licensed repair stations, four are in the Aviation Supply Chain segment, six are in the Maintenance, Repair and Overhaul segment, and two are in the Structures and Systems segment. Of the seven EASA licensed repair stations, two are in the Aviation Supply Chain segment, four are in the Maintenance, Repair and Overhaul segment and one is in the Structures and Systems segment. We believe that we possess all licenses and certifications that are material to the conduct of our business.

Competition

        Competition in our markets is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in both the Aviation Supply Chain and the Maintenance, Repair and Overhaul segments include original equipment manufacturers, the service divisions of large commercial airlines and other independent suppliers of parts and repair and overhaul services. Our engineering, manufacturing, machining and integration activities in our Structures and Systems segment compete with a number of divisions of large corporations and other large and small companies. In our Aircraft Sales and Leasing segment, we face competition from financial institutions, syndicators, hedge funds, commercial and specialized leasing companies and other entities that provide financing. Although certain of our competitors have substantially greater financial and other resources than we do, in each of our four reportable segments we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to quality and our unique combination of market expertise and technical and financial capabilities.

Backlog

        At May 31, 2008, backlog believed to be firm was approximately $466,700 compared to $319,700 at May 31, 2007. These amounts do not include expected sales from the A400M cargo system. Approximately $412,400 of our May 31, 2008 backlog is expected to be filled within the next 12 months. The increase in our backlog principally reflects an increase in backlog in our Aviation Supply Chain segment and in our Structures and Systems segment mainly due to the impact of the acquisition of Summa.

Employees

        At May 31, 2008, we employed approximately 5,400 persons worldwide. We also retain approximately 750 contract workers, the majority of which are located at our airframe maintenance facilities.

Sales to Defense Customers

        Sales to global defense customers were $518,796 (37.5% of total sales) in fiscal 2008. Sales to the U.S. Department of Defense and its contractors were $438,501 (31.7% of total sales), $325,280 (30.7% of total sales) and $293,778 (33.2% of total sales) in fiscal years 2008, 2007 and 2006, respectively. Because such sales are subject to competitive bidding and U.S. government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government contracts are for products and services used for ongoing military logistic support activities and are subject to changes in defense spending. Our U.S. government contracts are subject to termination at the election of the U.S. government; in the event of such a termination we would be entitled to recover from the U.S. government all allowable costs incurred by us through the date of termination.

Available Information

        For additional information concerning our business segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment Information" in Note 15 of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data", below.

        Our internet address is www.aarcorp.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish such material to the Securities and Exchange Commission. Information contained on our web site is not a part of this report.

ITEM 1A.    RISK FACTORS

        The following is a description of some of the principal risks inherent in our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could adversely impact our results of operations or financial condition in the future.

We are affected by factors that adversely affect the aviation industry.

        As a provider of products and services to the aviation industry, we are greatly affected by overall economic conditions of that industry. The aviation industry is historically cyclical and has been negatively affected in recent years by the terrorist attacks of September 11, 2001, the subsequent decline in air travel, historically high oil prices, the war on terrorism and the outbreak of Severe Acute Respiratory Syndrome, or SARS. As a result of these and other events, certain customers filed for bankruptcy protection over the past several years, and others may be forced to do so in the future.

        More recently, since the early part of calendar year 2008, most U.S. air carriers have announced a new wave of cost reduction initiatives, including staffing reductions, route consolidations and capacity reductions. We believe the announced capacity reductions impact 10-15% of the U.S. fleet and principally impact older-generation narrow-body and certain regional aircraft. The announced fleet reductions are in response to record high oil prices and softening economic conditions in the U.S., and are expected to be mostly implemented beginning in the fall of 2008. In addition, certain air carriers have ceased operations. A reduction in the operating fleet of passenger aircraft both in the U.S. and abroad will result in reduced demand for parts support and maintenance activities for the type of aircraft affected.

        There has also been tightening in the credit markets which may affect our customers' ability to raise debt or equity capital. This may reduce the amount of liquidity available to our customers which may limit their ability to buy parts, services and aircraft. There is also uncertainty over the direction of the U.S. economy as a result of slower growth rates, higher unemployment and the weak housing market.

        Our business, financial condition, and results of operations and our growth rates may be adversely affected by these and other events that impact the aviation industry, particularly the following:

  •
  continued historically high oil prices;

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

Our customers may not be able to meet their financial obligations to us or we may experience less business as a result of the current airline environment, which would adversely affect our financial condition and results of operations.

        Mesa Airlines and subsidiaries ("Mesa") is a customer of the Company and in May 2008, warned it may have to file for bankruptcy protection if it could not resolve a contract dispute with one of its customers. During fiscal 2008, our consolidated sales to Mesa were $73,000, of which $56,000 was in the Aviation Supply Chain segment and $17,000 in the Maintenance, Repair and Overhaul segment. At

May 31, 2008, we have inventory of $4,000 and other long-term assets recorded in equipment on long-term lease of $51,000 supporting the Mesa supply chain programs and also have trade receivables and other assets associated with Mesa of approximately $13,000.

        In addition to Mesa, a number of our existing and prospective worldwide airline customers continue to suffer from the problems affecting the aviation industry, and some have filed for bankruptcy protection. As a result, we may sell fewer parts and services to these customers and certain of these customers continue to pose credit risks to us. Our inability to collect receivables from one or more important customers, including Mesa, would adversely affect our results of operations and financial condition.

The market value for our aviation products fluctuates.

        We have used a number of assumptions when determining the recoverability of inventories and aircraft and engines which are on lease or available for lease. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. Principally as a result of the events of September 11, 2001 and its impact on the global airline industry's financial condition, fleet size and aircraft utilization, we recorded a significant charge for impaired inventories and engines during the second quarter of fiscal 2002 utilizing those assumptions. During the fourth quarter of fiscal 2003 and the first quarter of fiscal 2007, we recorded additional charges as a result of a further decline in market value for certain of these inventories, aircraft and engines. Further reductions in demand for our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our inventories, aircraft and engines, could result in additional impairment charges in future periods. We can give no assurance that future impairment charges for our inventories, aircraft and engines will not occur.

Acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

        During fiscal 2008 and 2007, we completed four acquisitions. Further, we explore and have discussions with third parties regarding additional acquisitions on a regular basis. Acquisitions involve risks, including difficulties in integrating the operations and personnel of the acquired business, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill on our financial results, and the potential loss of key employees of the acquired business. For the acquisitions we made during fiscal 2008 and fiscal 2007, and for any additional businesses we may acquire in the future, we may not be able to execute our operational, financial or integration plan of the acquired businesses, which could adversely affect our results of operations and financial condition.

Our government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

        Our sales to the U.S. Department of Defense and its contractors were approximately $438,501 (31.7% of consolidated sales) in fiscal year 2008. The majority of our U.S. government contracts are for products and services used for ongoing military logistic support activities and for products which support the U.S. military's deployment strategy. Our contracts with the U.S. Department of Defense and its contractors are typically firm agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the U.S. Department of Defense. Sales to the U.S. Department of Defense are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding and requirements generated by world events, and therefore may not continue at levels previously experienced, which could have an adverse effect on our results of operations and financial condition.

We face risks of cost overruns and losses on fixed-price contracts.

        We sell certain of our products and services under firm contracts providing for fixed prices for the products and services, regardless of costs incurred by us. The cost of producing products or providing services may be adversely affected by increases in the cost of labor, materials, fuel, overhead and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts which could adversely affect our results of operations and financial condition.

We may be unable to re-lease or sell aircraft and engines when their current leases expire.

        We purchase and lease aircraft and engines to our customers on an operating lease basis. Our ability to re-lease or sell these assets on acceptable terms is subject to a number of factors which drive industry capacity, including new aircraft deliveries, availability of used aircraft and engines in the marketplace, competition, financial condition of our customers, overall health of the airline industry and general economic conditions. During fiscal 2009, five 737-300's in our aircraft portfolio are up for lease renewal. Our inability to re-lease these aircraft, or other aircraft and engines that are currently on lease, could adversely affect our results of operations and financial condition.

Significant cost issues may develop associated with the A400M Cargo system.

        In June 2005, we announced that our Cargo Systems business in our Structures and Systems segment was selected to provide cargo handling systems for the new A400M Military Transport Aircraft (A400M). We are a subcontractor to Pfalz Flugzeugwerke GmbH (PFW) of Speyer, Germany on this Airbus program. We have incurred, and are expected to continue to incur, significant development costs in connection with this program. Our portion of revenue to be generated from this program is expected to exceed $300,000 through fiscal 2015, based on current sales projections for the A400M as provided to us by Airbus. Based on program delays and information provided by Airbus, planned first shipments under this program have slipped from the second half fiscal 2008 to late fiscal 2009. If the A400M experiences significant additional delivery delays or order cancellations, or if we fail to develop the system according to contract specifications, then we may not be able to recover our development costs, and our operating results and financial condition could be adversely affected.

Success within our Maintenance, Repair and Overhaul segment is dependent upon continued outsourcing by the airlines.

        We currently conduct airframe maintenance, repair and overhaul activities at leased facilities in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; and Hot Springs, Arkansas. Revenues at these facilities fluctuate based on the demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. If the number of aircraft operating decline or outsourcing of maintenance activities decline, we may not be able to execute our operational and financial plan at our MRO facilities, which could adversely affect our results of operations and financial condition.

We operate in a highly competitive industry, and competitive pressures may adversely affect us.

        The aviation industry and the markets for our products and services are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft manufacturers, aircraft parts manufacturers, airline and aircraft service companies, other companies providing maintenance, repair and overhaul services, and other aircraft spare parts distributors and redistributors. Some of our competitors have substantially greater financial and other resources than we have. These competitive pressures could adversely affect our results of operations and financial condition.

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

        The aviation industry is highly regulated by the FAA in the United States and the equivalent regulatory agencies in other countries. Before we sell any of our products that are to be installed in an aircraft, such as engines, engine parts and components, and airframe and accessory parts and components, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. We also operate repair stations that are licensed by the FAA and the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. New and more stringent governmental regulations may be adopted in the future that, if enacted, may have an adverse impact on us. If material licenses, authorizations or approvals were revoked or suspended by the FAA and in some cases the equivalent regulatory agencies in other countries, our results of operations and financial condition may be adversely affected.

        The FAA, airlines and others in the industry have heightened their sensitivity and scrutiny with respect to compliance with approved maintenance procedures. Additionally, aircraft maintenance and the FAA's oversight of maintenance activities has become a prevalent topic in the media. Our results of operations could be adversely affected as a result of negative publicity associated with recent media activity and increased FAA scrutiny of air carrier and MRO maintenance activities, even if our procedures continue to meet applicable regulatory and original equipment manufacturer's requirements.

Our industry is susceptible to product liability claims, and claims not adequately covered by insurance may adversely affect our financial condition.

        Our business exposes us to possible claims for property damage and personal injury or death which may result if an engine, engine part or component, airframe part or accessory or any other aviation product which we have sold, manufactured or repaired fails, or if an aircraft in which our products are installed crashes and the cause cannot be determined. We carry substantial liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, claims may arise in the future, and our insurance coverage may not be adequate to protect us in all circumstances. Additionally, we can give no assurance that we will be able to maintain adequate insurance coverage in the future at an acceptable cost. Any product liability claim not covered by adequate insurance could adversely affect our results of operations and financial condition.

We must comply with extensive environmental requirements, and any exposure to environmental liabilities may adversely affect us.

        Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and may continue to have an impact on our operations. Management cannot assess the possible effect of compliance with future environmental requirements or of future environmental claims for which we may not have adequate indemnification or insurance coverage. If we were required to pay the expenses related to any future environmental claims for which neither indemnification nor insurance coverage were available, these expenses could have an adverse impact on our results of operations and financial condition. Information on an administrative proceeding by the Michigan Department of Environmental Quality is contained under Item 3 of this Annual Report on Form 10-K.

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

        Because of the complex nature of many of our products and services, we are generally dependent on an educated and highly skilled workforce. Furthermore, we have collective bargaining agreements covering approximately 650 employees at two of our business units. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage, and may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        Our principal activities in the Aircraft Sales and Leasing segment and parts distribution activities in the Aviation Supply Chain segment are conducted from a building in Wood Dale, Illinois, which we own subject to a mortgage. In addition to warehouse space, this facility includes executive, sales and administrative offices. We also lease facilities in Atlanta and Macon, Georgia; Jacksonville, Florida; Garden City, New York and London, England, and we own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Supply Chain segment.

        Our principal activities in the Maintenance, Repair and Overhaul segment are conducted at facilities leased by us located in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Roswell, New Mexico and Hot Springs, Arkansas.

        Our principal activities in the Structures and Systems segment are conducted at facilities owned by us in Clearwater, Florida (subject to an industrial revenue bond); Cadillac and Livonia, Michigan; Goldsboro, North Carolina and Frankfort, New York. We also lease facilities in Huntsville, Alabama; Cullman, Alabama; Lebanon, Kentucky and Sacramento, California.

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

        The subsidiary advised the MDEQ that it would perform the requirements of the Order to the extent those requirements apply to the allegation by the MDEQ that a release of hazardous substances occurred after the execution of the 1985 Consent Decree. The subsidiary declined to perform certain work required by the Order that the subsidiary believes is based on claims resolved in the 1985 Consent Decree. The

MDEQ responded to the subsidiary by saying that the MDEQ "will be taking appropriate action to protect public health, safety and welfare and the environment, and gain AAR's compliance with Part 201" (the Michigan "cleanup law").

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

        The Company and the subsidiary filed their Answer, including Affirmative Defenses, and intend on vigorously defending the complaint filed by the MDEQ. No trial date has been set.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	55	Chairman and Chief Executive Officer, Director
Timothy J. Romenesko	51	President and Chief Operating Officer, Director
Richard J. Poulton	43	Vice President, Chief Financial Officer and Treasurer
Robert J. Regan	50	Vice President and General Counsel
James J. Clark	48	Group Vice President, Aviation Supply Chain
Michael J. Sharp	46	Vice President, Controller and Chief Accounting Officer
Terry D. Stinson	66	Group Vice President, Structures and Systems

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

        Mr. Regan was appointed Vice President and General Counsel of the Company effective June 1, 2008 after joining the Company as Associate General Counsel on February 28, 2008. Previously, he was a partner at the law firm of Schiff Hardin LLP since 1989.

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

        Mr. Stinson has served as Group Vice President of Structures and Systems since joining the Company in the first quarter of fiscal 2008. Previously, he was President of Commercial Operations for Thomas Group, an operational consulting firm and Chairman and Chief Executive Officer of Xelus Inc. Prior to that he served as Chairman and Chief Executive Officer of Bell Helicopter Textron, Inc. from 1991 to 2001 and before that held leadership positions with United Technologies Corporation ("UTC"), including President and Chief Executive Officer of Hamilton Standard, a UTC division from 1986 to 1991.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except per share amounts)

        Our Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 1, 2008 there were approximately 7,000 holders of Common Stock, including participants in security position listings. During fiscal 2008, we purchased 321,700 shares of our common stock on the open market at an average price of $29.61.

        The table below sets forth for each quarter of the past two fiscal years the reported high and low closing market prices of our Common Stock on the New York Stock Exchange.

	Fiscal 2008		Fiscal 2007
Per Common Share	Market Prices		Market Prices
Quarter	High	Low	High	Low
First	$34.86	$28.50	$25.17	$19.50
Second	33.25	28.88	27.69	22.24
Third	38.54	25.89	31.52	26.32
Fourth	28.10	18.94	33.55	27.40

ITEM 6.    SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

	For the Year Ended May 31,
	2008	2007	2006	2005	2004
RESULTS OF OPERATIONS
Sales from continuing operations[2]	$1,384,919	$1,061,169	$885,518	$740,427	$632,223
Gross profit	264,072	184,147 [3]	163,221	120,575	100,389
Operating income	134,518	95,366 [3]	65,172	34,917	21,612
Gain (loss) on extinguishment of debt	(205)	2,927	(3,893)	3,562	—
Interest expense	20,578	16,701	18,004	16,917	18,691
Income from continuing operations[2]	75,745	59,447	35,823	19,498	5,430
Loss from discontinued operations[2]	(601)	(787)	(660)	(4,045)	(1,926)
Net income	75,144	58,660	35,163	15,453	3,504

Share data:
Earnings (loss) per share-basic:
Earnings from continuing operations	$2.04	$1.63	$1.07	$0.60	$0.17
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.12)	(0.06)

Earnings per share-basic	$2.02	$1.61	$1.05	$0.48	$0.11
Earnings (loss) per share-diluted:
Earnings from continuing operations	$1.77	$1.42	$0.96	$0.57	$0.17
Loss from discontinued operations	(0.01)	(0.02)	(0.02)	(0.11)	(0.06)

Earnings per share-diluted	$1.76	$1.40	$0.94	$0.46	$0.11
Weighted average common shares outstanding— basic	37,194	36,389	33,530	32,297	32,111

Weighted average common shares outstanding— diluted	43,745	43,309	38,852	36,205	32,392

FINANCIAL POSITION
Total cash and cash equivalents	$109,391	$83,317	$121,738	$50,338	$41,010
Working capital	564,932	389,215	436,666	314,517	300,943
Total assets	1,362,010	1,067,633	978,819	732,230	709,292
Short-term recourse debt	1,236	51,366	361	2,123	2,656
Short-term non-recourse debt	20,212	22,879	1,928	1,622	736
Long-term recourse debt	478,308 [1]	232,863	293,263 [4,5]	199,919	217,434 [6]
Long-term non-recourse debt	19,190	20,748	25,313	27,240	31,232
Total recourse debt	479,544	284,229	293,624	202,042	220,090
Stockholders' equity	585,255	494,243	422,717 [5]	314,744	301,684

Number of shares outstanding at end of year	38,773	37,729	36,654	32,586	32,245

Book value per share of common stock	$15.09	$13.10	$11.53	$9.66	$9.36

Notes:

1
In February 2008, we sold $137,500 of 1.625% convertible notes due March 1, 2014 and $112,500 of 2.25% convertible notes due March 1, 2016. See Note 2 of Notes to Consolidated Financial Statements.

2
During fiscal 2007, we decided to exit our non-core industrial turbine business located in Frankfort, New York. In February 2005, we sold our engine component repair business located in Windsor, Connecticut. The operating results and the loss on disposal are classified as discontinued operations. See Note 11 of Notes to Consolidated Financial Statements.

3
In fiscal 2007 we recorded $7,652 of impairment charges related to engine parts and an aircraft. See Note 13 of Notes to Consolidated Financial Statements.

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

6
In February 2004, we sold $75,000 of 2.875% convertible notes due February 1, 2024.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands)

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Item 1A, "Risk Factors". Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General Overview

        We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.

        Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft parts and components. We also offer customized programs for inventory supply and management and performance-based logistics. Sales also include the sale and lease of commercial jet engines. Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

        Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance and storage and the repair and overhaul of landing gear. Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

        Sales in the Structures and Systems segment are derived from the engineering, design and manufacture of containers, pallets and shelters used to support the U.S. military's tactical deployment requirements, complex machined and fabricated parts, components and sub-systems for various aerospace and defense programs and other applications, in-plane cargo loading and handling systems for commercial and military applications and composite products for aviation and industrial use. Cost of sales consists principally of the cost of product, direct labor and overhead.

        Sales in the Aircraft Sales and Leasing segment are derived from the sale and lease of commercial aircraft and technical and advisory services. Cost of sales consists principally of the cost of product (aircraft), labor and the cost of lease revenue (primarily depreciation and insurance).

        Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure. The tables below set forth consolidated sales and gross profit for our four business segments for each of the last three fiscal years ended May 31.

	For the Year Ended May 31,
	2008	2007	2006
Sales:
Aviation Supply Chain	$606,490	$543,674	$461,166
Maintenance, Repair and Overhaul	300,871	211,516	182,258
Structures and Systems	389,428	264,083	228,747
Aircraft Sales and Leasing	88,130	41,896	13,347

	$1,384,919	$1,061,169	$885,518

	For the Year Ended May 31,
	2008	2007	2006
Gross Profit:
Aviation Supply Chain	$145,091	$114,383	$99,255
Maintenance, Repair and Overhaul	43,967	29,915	25,914
Structures and Systems	54,673	36,021	33,711
Aircraft Sales and Leasing	20,341	3,828	4,341

	$264,072	$184,147	$163,221

Business Trends and Highlights

        Our consolidated sales growth over the past three fiscal years has been driven by double-digit sales increases in each of our segments, fueled by market share gains through solid execution across our segments and broad market acceptance of our value proposition offering commercial and defense customer's cost-effective supply solutions. We also benefited from the trend toward outsourcing maintenance, repair and overhaul and part support activities from commercial and defense customers, as well as the impact of acquisitions and increased demand from defense customers as a result of the geo-political environment.

        Since the early part of calendar year 2008, most U.S. air carriers have announced a new wave of cost reduction initiatives, including staffing reductions, route consolidations and capacity reductions. We believe the announced capacity reductions impact 10-15% of the U.S. fleet and principally impact older-generation narrow-body and certain regional aircraft. The announced fleet reductions are in response to record high oil prices and softening economic conditions in the U.S., and are expected to be mostly implemented beginning in the fall of 2008. In addition, certain air carriers have ceased operations. A reduction in the operating fleet of passenger aircraft both in the U.S. and abroad will result in reduced demand for parts support and maintenance activities for the type of aircraft affected.

        There has also been tightening in the credit markets which may affect our customers' ability to raise debt or equity capital. This may reduce the amount of liquidity available to our customers which may limit their ability to buy parts, services and aircraft. There is also uncertainty over the direction of the U.S. economy as a result of slower growth rates, higher unemployment and the weak housing market. We are monitoring economic conditions for their impact on our customers and markets and assessing both risks and opportunities that may affect our business.

        We expect many carriers will continue to seek ways to reduce their cost structure, including outsourcing more of their maintenance and support functions to third parties, while we believe other carriers who have historically outsourced their maintenance requirements will continue to do so. Although we believe we remain well positioned to respond to the market with our broad range of products and services as these trends continue to develop, the factors above may have an adverse impact on our growth rates and our results of operations and financial condition.

        We continue to see opportunities to provide performance-based logistics services and mobility products supporting our defense customers' deployment activities. Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Fiscal 2008 Compared with Fiscal 2007

        Consolidated sales for fiscal 2008 increased $323,750 or 30.5% over fiscal 2007 as all four of our reportable segments experienced an increase in sales. Overall sales growth was driven by market share gains through solid execution across our business and broad market acceptance of the Company's value proposition of innovative cost savings solutions. Sales to commercial customers increased 27.8% and sales to defense customers increased 36.7% compared to the prior year. The sales increase to commercial customers reflects market share gains, increased demand for airframe maintenance and landing gear overhaul, strength in supply chain programs, successful marketing efforts in international markets, increased aircraft sales and the impact from acquisitions. Sales to defense customers increased reflecting the favorable impact of acquisitions and continued strong demand for performance-based logistics programs and specialized mobility products.

        In the Aviation Supply Chain segment, sales increased $62,816 or 11.6% over the prior year. The sales increase is attributable to strong demand for parts support from defense-related performance-based logistics programs and aftermarket parts sales to commercial customers. Gross profit in the Aviation Supply Chain segment increased $30,708 or 26.8% over the prior year primarily due to increased sales volume, and the gross profit margin percentage increased to 23.9% from 21.0% in the prior year due to the favorable mix of products sold and the $4,750 impairment charge recorded during the first quarter of fiscal 2007 (see Note 13 of Notes to Consolidated Financial Statements).

        In the Maintenance, Repair and Overhaul segment, sales increased $89,355 or 42.2% over the prior year. The increase in sales is primarily attributable to increased revenues at the Indianapolis heavy maintenance facility, greater volume of landing gear overhauls and the inclusion of revenue from Avborne which was acquired in March 2008 and contributed approximately $16,000 of revenues during fiscal 2008 (see Note 7 of Notes to Consolidated Financial Statements). Gross profit in the Maintenance, Repair and Overhaul segment increased $14,052 or 47.0%, and the gross profit percentage increased to 14.6% from 14.1% in the prior year due to increased volume and operational improvement initiatives.

        In the Structures and Systems segment, sales increased $125,345 or 47.5% over the prior year. The sales increase is attributable to sustained high levels of demand and new business wins for specialized mobility products, and the inclusion of revenue from Brown (acquired in April 2007) and Summa (acquired in December 2007) which together contributed approximately $88,800 of revenues during fiscal 2008 (see Note 7 of Notes to Consolidated Financial Statements). Gross profit in the Structures and Systems segment increased $18,652 or 51.8% compared to the prior year primarily due to increased sales while the gross profit margin percentage increased slightly to 14.0% from 13.6%.

        In the Aircraft Sales and Leasing segment, sales increased $46,234 or 110.4% compared with the same period last year driven by the sale of five aircraft from our wholly-owned portfolio. Gross profit in the Aircraft Sales and Leasing segment increased $16,513 as a result of increased aircraft sales and the $2,902 impairment charge recorded during the first quarter of fiscal 2007 (see Note 13 of Notes to Consolidated Financial Statements). Our recent strategy in the Aircraft Sales and Leasing segment has been to invest in aircraft mostly through participation in joint ventures and for our own account. During fiscal 2008, we purchased 20 aircraft with joint venture partners, all of which are currently on lease. At May 31, 2008, the total number of aircraft held in joint ventures was 29 (see Note 8 of Notes to Consolidated Financial Statements). Earnings from joint ventures declined $5,004 as aircraft joint ventures had less sales activity in fiscal 2008 compared to fiscal 2007. We also own eight aircraft outside of the joint ventures. Of the eight aircraft owned by us outside the aircraft joint ventures, four were acquired prior to September 11, 2001.

        Operating income increased $39,152 or 41.1% compared to the same period last year due to increased sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased $30,411 reflecting the impact of acquisitions, increased spending to support growth and investments in operational improvement initiatives. Interest expense increased $3,877 as a result of an increase in the average outstanding borrowings under our unsecured revolving credit facility to support growth, as well as an increase in non-recourse borrowings to acquire aircraft. Interest income and other decreased $3,476 principally as a result of lower yields on invested cash, as well as a decline in average invested cash balances. Our effective income tax rate increased to 34.8% compared to 32.0% in the prior year due to the expiration of certain income tax benefits on export activities.

        During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation (see Note 11 of Notes to Consolidated Financial Statements).

        Income from continuing operations was $75,745 compared to $59,447 in the prior year due to the factors discussed above.

Fiscal 2007 Compared with Fiscal 2006

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

        In the Structures and Systems segment, sales increased $35,336 or 15.4% over the prior year. The increase in sales was primarily due to the development and delivery of increasingly complex and specialized shelter products and higher volume of pallets at our Mobility Systems business. Sales also increased due to the inclusion of $12,368 of revenue from Brown which was acquired during the fourth quarter of fiscal 2007 (see Note 7 of Notes to Consolidated Financial Statements). Sales of our cargo systems were lower as we relocated production to a new manufacturing facility in North Carolina. Gross profit in the Structures and Systems segment increased $2,310 or 6.9% compared to the prior year due to the increase in sales. The gross profit margin percentage decreased from 14.7% to 13.6% due to the mix of products sold, primarily at our Mobility Systems business.

        In the Aircraft Sales and Leasing segment, sales increased $28,549 due to more aircraft sales compared to the prior year. During fiscal 2007, our joint ventures purchased six aircraft and sold ten. The increase in earnings from aircraft joint ventures compared to the prior year is primarily due to the sale of the ten aircraft. At May 31, 2007, the total number of aircraft held in joint ventures was 12. Our strategy in the Aircraft Sales and Leasing segment is to build an aircraft portfolio through participation in joint ventures and for our own account. At May 31, 2007, we owned nine aircraft outside of the joint ventures. Of the nine aircraft owned by us outside the aircraft joint ventures, five were acquired prior to September 11, 2001. Gross profit in the Aircraft Sales and Leasing segment decreased $513 compared to the prior year principally due to the impairment charge of $2,902 recorded during the first quarter of fiscal 2007 (see Note 13 of Notes to Consolidated Financial Statements).

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

        During the first quarter of fiscal 2007, we sold substantially all assets, subject to certain liabilities, of a product line within our Structures and Systems segment. Proceeds from the sale of the product line were $6,567 and the net carrying value of the assets sold was $1,209, resulting in a gain on sale of product line of $5,358. The gain on this transaction has been classified as a component of operating income in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        Operating income increased $30,194 or 46.3% compared with the prior year's period due to increased sales, increased earnings from aircraft joint ventures and the gain on the sale of a product line, partially offset by impairment charges and an increase in selling, general and administrative expenses. In fiscal 2007, our selling, general and administrative expenses increased $5,540 or 5.6% over the prior year primarily due to increased resources to support our growth. Selling, general and administrative expenses as a percentage of sales decreased to 9.9% compared to 11.2% in the prior year. Interest expense decreased $1,303 or 7.2% primarily due to a reduction in average outstanding borrowings on our revolving credit agreements during fiscal 2007, as well as capitalized interest of $977. Interest income and other increased $2,593 or 80.1% due to higher average invested cash during the current fiscal year, as well as a $915 gain on sale of an equity security. Our effective income tax rate for fiscal 2007 was 32.0% compared to 23.0% in the prior year due to lower tax benefits on export activities.

        During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation. Sales for this business were $7,778 in fiscal 2007 (see Note 11 of Notes to Consolidated Financial Statements).

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

        The subsidiary advised the MDEQ that it would perform the requirements of the Order to the extent those requirements apply to the allegation by the MDEQ that a release of hazardous substances occurred after the execution of the 1985 Consent Decree. The subsidiary declined to perform certain work required by the Order that the subsidiary believes is based on claims resolved in the 1985 Consent Decree. The MDEQ responded to the subsidiary by saying that the MDEQ "will be taking appropriate action to protect public health, safety and welfare and the environment, and gain AAR's compliance with Part 201" (the Michigan "cleanup law").

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

        The Company and the subsidiary filed their Answer, including Affirmative Defenses, and intend on vigorously defending the complaint filed by the MDEQ. No trial date has been set.

        In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

Liquidity and Capital Resources

        Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets. In addition to these cash sources, our current capital resources include our unsecured credit facility. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including general economic conditions, airline industry conditions, geo-political events, including the war on terrorism, and our operating performance. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. We have a universal shelf registration on file with the Securities and Exchange Commission under which, subject to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold.

        At May 31, 2008, our liquidity and capital resources included cash of $109,391 and working capital of $564,932. On August 31, 2007, we amended our credit agreement dated August 31, 2006 (the "Credit Agreement") with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders (the "Amendment"). The Amendment increased our unsecured revolving credit amount to $250,000 from $140,000. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total. The Amendment extended the term of our Credit Agreement from August 31, 2010 to August 31, 2011. The Amendment also modified the borrowing rate of the Credit Agreement and borrowings now bear interest at the London Interbank Offered Rate ("LIBOR") plus 100 to 225 basis points based on certain financial measurements. In March 2008, a second amendment to the Credit Agreement modified the borrowing rate to LIBOR plus 100 to 237.5 basis points based on certain financial measurements. There were no borrowings outstanding under this facility at May 31, 2008, however, there were approximately $18,000 of letters of credit against this facility. In addition to our domestic facility, we also have $2,479 available under a foreign line of credit. During February 2008, we completed the sale of $250,000 of convertible notes, consisting of $137,500 aggregate principal amount of 1.625% convertible senior notes due 2014 and $112,500 aggregate principal amount of 2.25% convertible senior notes due 2016 (see Note 2 of Notes to Consolidated Financial Statements).

        During fiscal 2008, we generated $16,926 of cash from operations reflecting net income and depreciation and amortization of $115,096, an increase of accrued liabilities of $19,131 and a reduction in accounts receivable of $12,428. During fiscal 2008, cash flow from operations was unfavorably impacted by investments in inventories and equipment on short-term lease of $87,028 to support growth in the Aviation Supply Chain and Structures and Systems segments and a reduction in accounts payable of $26,078.

        During fiscal 2008, our investing activities used $141,965 of cash principally as a result of the acquisitions of Summa and Avborne of $85,210, investments in aircraft joint ventures of $23,609 reflecting the purchase of 20 aircraft with our partner, and capital expenditures of $30,334.

        During fiscal 2008, we generated $151,021 of cash from financing activities primarily due to the net proceeds received from the issuance of the $250,000 convertible senior notes, proceeds from borrowings related to aircraft financings of $22,681, proceeds from a capital lease obligation of $12,880, proceeds from the sale of warrants related to the convertible note offering of $40,114, proceeds from stock option exercises of $6,169 and tax benefits from the exercise of stock options of $4,657. Uses of cash from financing activities included the purchase of note hedges related to the convertible note offering of $69,676, purchase of treasury stock of $9,527, financing costs associated with debt issuances of $6,653 and reduction in borrowings of $99,541.

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual obligations and off-balance sheet arrangements as of May 31, 2008 is as follows:

	Payments Due by Period
	Total	Due in Fiscal 2009	Due in Fiscal 2010	Due in Fiscal 2011	Due in Fiscal 2012	Due in Fiscal 2013	After Fiscal 2014
On Balance Sheet:
Debt	$478,508	$200	$200	$42,108	$—	$—	$436,000
Non-recourse Debt	39,402	20,212	2,462	2,656	2,860	9,274	1,938
Capital Leases	11,966	1,546	1,694	1,756	1,904	5,066	—
Bank Borrowings	1,036	1,036	—	—	—	—	—
Interest	110,990	14,955	14,252	14,101	10,250	9,766	47,666
Off Balance Sheet:
Aviation Equipment Operating Leases	5,120	3,840	1,280	—	—	—	—
Facilities and Equipment Operating Leases	63,681	13,258	9,085	7,857	6,733	6,613	20,135
Garden City, New York Operating Lease	27,637	1,492	1,529	1,567	1,606	1,647	19,796
Purchase Obligations	176,571	159,023	5,163	9,558	2,827	—	—
Pension Contribution	4,000	4,000	—	—	—	—	—

        Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2008 was approximately $18,032.

Critical Accounting Policies and Significant Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the consolidated financial statements. The most significant estimates made by management include those related to the allowance for doubtful accounts, adjustments to reduce the value of inventories and aviation equipment on or available for lease, revenue recognition, loss accruals for aviation equipment operating leases, program development costs and assumptions used in determining pension plan obligations. Accordingly, actual results could differ materially from those estimates. The following is a summary of the accounting policies considered critical by management.

Allowance for Doubtful Accounts

        Our allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected. In determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and the customer's current and expected future financial performance.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods. Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions. We have utilized certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand. During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750. These parts were acquired prior to September 11, 2001, and were subject to impairment charges recorded in fiscal 2002 and 2003. The fiscal 2007 impairment charge was triggered by the Company's decision to aggressively pursue the liquidation of this inventory. The Company made this decision to recognize the impairment due to the impact of persistently high fuel costs and reduced demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment. Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in additional impairment charges in future periods.

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

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying the provisions of SFAS No. 144 to equipment on or available for lease, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of aircraft and engines which are currently being leased or are available for lease.

Program Development Costs

        In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new A400M cargo aircraft. We are subcontractor to PFW on this Airbus program. Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2015, based on sales projections of the A400M. As of May 31, 2008, we have incurred approximately $43,000 of costs associated with the engineering and development of the cargo system and have capitalized these costs in accordance with SOP 81-1 "Accounting for Performance of Construction—Type and Certain Production—

Type Contracts". Sales and related cost of sales will be recognized on the units of delivery method. In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system. Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

Pension Plans

        The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

        Our discount rate is determined based on a review of long-term, high quality corporate bonds as of May 31, 2008 and models that match projected benefit payments to coupons and maturities from the high quality bonds. The assumption for the expected long-term return on plan assets is developed through analysis of historical asset returns by investment category, our fund's actual return experience and current market conditions. Changes in the discount rate and differences between expected and actual return on plan assets may impact the amount of net periodic pension expense recognized in our consolidated statement of operations.

New Accounting Standards

        In September 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157) "Fair Value Measurements." SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral of the implementation of SFAS 157 for other non-financial assets and liabilities. We continue to review the impact of SFAS 157 on our financial statements, but do not expect a material impact on our results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment to FASB Statement No. 115." SFAS 159 allows companies, at specified election dates, the option to measure certain financial assets and liabilities at fair value. The election, which is applied on an instrument by instrument basis, is typically irrevocable once made. Subsequent unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We continue to review the impact of SFAS 159 on our financial statements, but do not expect a material impact on our results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB 51." This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us as of June 1, 2009, noncontrolling interests will be classified as equity in the Company's financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company's income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), "Business Combinations". SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS 141(R) are effective for our business combinations occurring on or after June 1, 2009.

        In March 2008, the FASB issued SFAS No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our results of operations or financial condition.

        In May 2008, the FASB issued Staff Position FSP APB 14-1 (FSP APB 14-1), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires companies that have issued convertible debt that may be settled wholly or partly in cash when converted, to account for the debt and equity components separately. The value assigned to the bond liability is the estimated value of a similar bond without the conversion feature as of the issuance date. The difference between the proceeds for the convertible debt and the amount reflected as a bond liability is recorded as additional paid-in-capital. Interest expense is recorded using the issuer's comparable debt rate. FSP APB 14-1 will be effective for us beginning June 1, 2009 (fiscal 2010) and will require retrospective application. We continue to review the impact of FSP APB 14-1 on our financial statements, however, we are currently estimating, based on the outstanding convertible notes at May 31, 2008, the implementation of FSP APB 14-1 will result in a reduction of our convertible notes of approximately $95,000, an increase in capital surplus of approximately $62,000 and an increase in deferred taxes of approximately $33,000. In addition, we expect the implementation of FSP APB 14-1 will reduce our diluted earnings per share by $0.12 to $0.15 per share in fiscal 2010.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

        Our exposure to market risk includes fluctuating interest rates under our credit agreements, foreign exchange rates and accounts receivable. See Part II, Item 8 for a discussion on accounts receivable exposure. During fiscal 2008, 2007 and 2006, we did not utilize derivative financial instruments to offset these risks.

        At May 31, 2008, $231,968 was available under our Credit Agreement. Interest on amounts borrowed under this credit facility is LIBOR based. As of May 31, 2008, the outstanding balance under this agreement was $0. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2008 would have reduced our pre-tax income by approximately $215 during fiscal 2008.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 10, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois July 10, 2008

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31,
	2008	2007	2006
	(In thousands except per share data)
Sales:
Sales from products	$1,145,625	$882,509	$732,908
Sales from services	202,627	150,400	128,182
Sales from leasing	36,667	28,260	24,428

	1,384,919	1,061,169	885,518

Costs and operating expenses:
Cost of products	930,649	724,419	603,643
Cost of services	168,888	126,372	102,709
Cost of leasing	21,310	18,579	15,945
Cost of sales-impairment charges	—	7,652	—
Selling, general and administrative and other	135,502	105,091	99,551

	1,256,349	982,113	821,848

Gain on sale of product line	—	5,358	—
Earnings from joint ventures	5,948	10,952	1,502

Operating income	134,518	95,366	65,172
Gain (loss) on extinguishment of debt	(205)	2,927	(3,893)
Interest expense	(20,578)	(16,701)	(18,004)
Interest income and other	2,353	5,829	3,236

Income from continuing operations before provision for income taxes	116,088	87,421	46,511
Provision for income taxes	40,343	27,974	10,688

Income from continuing operations	75,745	59,447	35,823
Discontinued operations:
Operating loss, net of tax	(601)	(787)	(660)

Net income	$75,144	$58,660	$35,163

Earnings per share—basic:
Earnings from continuing operations	$2.04	$1.63	$1.07
Loss from discontinued operations	(0.02)	(0.02)	(0.02)

Earnings per share—basic	$2.02	$1.61	$1.05

Earnings per share—diluted:
Earnings from continuing operations	$1.77	$1.42	$0.96
Loss from discontinued operations	(0.01)	(0.02)	(0.02)

Earnings per share—diluted	$1.76	$1.40	$0.94

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2008	2007
	(In thousands)
Current assets:
Cash and cash equivalents	$109,391	$83,317
Accounts receivable	202,472	181,691
Inventories	296,610	244,661
Equipment on or available for short-term lease	138,998	97,932
Deposits, prepaids and other	17,657	12,607
Deferred tax assets	18,303	25,513

Total current assets	783,431	645,721

Property, plant and equipment, at cost:
Land	4,842	4,828
Buildings and improvements	110,202	69,564
Equipment, furniture and fixtures	197,461	159,313

	312,505	233,705
Accumulated depreciation	(166,070)	(145,518)

	146,435	88,187

Other assets:
Goodwill and other intangible assets, net	129,719	74,267
Equipment on long-term lease	163,958	171,980
Investment in joint ventures	42,734	17,824
Other	95,733	69,654

	432,144	333,725

	$1,362,010	$1,067,633

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	May 31,
	2008	2007
	(In thousands)
Current liabilities:
Short-term debt	$1,036	$—
Current maturities of long-term debt	200	51,366
Current maturities of non-recourse long-term debt	20,212	22,879
Current maturities of long-term capital lease obligations	1,546	—
Accounts payable	99,073	110,239
Accrued liabilities	96,432	72,022

Total current liabilities	218,499	256,506

Long-term debt, less current maturities	478,308	232,863
Non-recourse debt	19,190	20,748
Capital lease obligations	10,420	—
Deferred tax liabilities	28,011	40,121
Other liabilities and deferred income	22,327	23,152

	558,256	316,884

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 43,932 and 42,230 shares, respectively	43,932	42,230
Capital surplus	324,074	289,673
Retained earnings	331,196	256,052
Treasury stock, 5,159 and 4,501 shares at cost, respectively	(100,935)	(79,813)
Accumulated other comprehensive loss	(13,012)	(13,899)

	585,255	494,243

	$1,362,010	$1,067,633

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2008

	Common Stock		Treasury Stock				Unearned Restricted Stock Awards	Accumulated Other Comprehensive Income (Loss)
					Capital Surplus	Retained Earnings			Comprehensive Income
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, May 31, 2005	35,853	$35,853	3,267	$(50,497)	$189,617	$162,229	$(2,679)	$(19,779)
Net income	—	—	—	—	—	35,163	—	—	$35,163
Exercise of stock options and stock awards	2,212	2,212	868	(19,167)	37,876	—	—	—	—
Restricted stock activity	—	—	—	—	—	—	(3,490)	—	—
Common stock issued in debt for equity transaction	2,724	2,724	—	—	46,718	—	—	—	—
Adjustment for net translation gain	—	—	—	—	—	—	—	1,058	1,058
Minimum pension liability, net of tax	—	—	—	—	—	—	—	4,879	4,879

Comprehensive income									$41,100

Balance, May 31, 2006	40,789	$40,789	4,135	$(69,664)	$274,211	$197,392	$(6,169)	$(13,842)
Net income	—	—	—	—	—	58,660	—	—	$58,660
Exercise of stock options and stock awards	1,441	1,441	366	(10,149)	14,230	—	—	—	—
Tax benefit related to share-based plans	—	—	—	—	4,345	—	—	—	—
Restricted stock activity	—	—	—	—	(3,113)	—	6,169	—	—
Adjustment for net translation gain	—	—	—	—	—	—	—	1,559	1,559
Minimum pension liability, net of tax	—	—	—	—	—	—	—	1,921	1,921
Adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	(3,537)	—

Comprehensive income									$62,140

Balance, May 31, 2007	42,230	$42,230	4,501	$(79,813)	$289,673	$256,052	$—	$(13,899)
Net income	—	—	—	—	—	75,144	—	—	$75,144
Exercise of stock options and stock awards	773	773	336	(11,595)	13,817	—	—	—	—
Repurchase of shares	—	—	322	(9,527)	—	—	—	—	—
Tax benefit related to share-based plans	—	—	—	—	4,657	—	—	—	—
Restricted stock activity	49	49	—	—	5,818	—	—	—	—
Common stock issued in debt for equity transaction	880	880	—	—	15,284	—	—	—	—
Purchase of hedge on convertible debt, net of tax	—	—	—	—	(45,289)	—	—	—	—
Issuance of warrants	—	—	—	—	40,114	—	—	—	—
Adjustment for net translation gain	—	—	—	—	—	—	—	5,284	5,284
Unrealized gains on securities, net of tax	—	—	—	—	—	—	—	65	65
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	—	—	—	(4,462)	(4,462)

Comprehensive income									$76,031

Balance, May 31, 2008	43,932	$43,932	5,159	$(100,935)	$324,074	$331,196	$—	$(13,012)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2008	2007	2006
	(In thousands)
Cash flows provided from (used in) operating activities:
Net income	$75,144	$58,660	$35,163
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	39,952	32,199	29,222
Deferred tax provision—continuing operations	13,243	20,411	8,433
Tax benefits from exercise of stock options	(4,657)	(4,345)	—
Gain on sale of product line	—	(5,358)	—
Impairment charges	—	7,652	—
Loss (gain) on extinguishment of debt	205	(2,927)	3,893
Earnings from joint ventures	(5,948)	(10,952)	—
Gain on sale of investment	(532)	(915)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts and trade notes receivable	12,428	(25,160)	(9,324)
Inventories	(42,339)	(8,567)	(58,297)
Equipment on or available for short-term lease	(44,689)	(5,259)	(12,892)
Equipment on long-term lease	4,413	(62,491)	(76,156)
Accounts payable	(26,078)	6,473	19,735
Accrued liabilities and taxes on income	19,131	1,903	12,282
Other liabilities	(6,152)	(4,696)	10,493
Other, primarily program development costs	(17,195)	(17,867)	(3,034)

Net cash provided from (used in) operating activities	16,926	(21,239)	(40,482)

Cash flows used in investing activities:
Property, plant and equipment expenditures	(30,334)	(29,891)	(16,296)
Proceeds from disposal of assets	10	51	205
Proceeds from sale of product line	—	6,567	—
Proceeds from sale of available for sale securities	23,767	11,612	—
Investment in available for sale securities	(26,179)	(10,697)	—
Companies acquired, net of cash	(85,210)	(38,478)	—
Proceeds from aircraft joint ventures	877	32,108	6,439
Investment in aircraft joint ventures	(23,609)	(9,556)	(23,245)
Other	(1,287)	(845)	272

Net cash used in investing activities	(141,965)	(39,129)	(32,625)

Cash flows provided from financing activities:
Proceeds from borrowings, net	267,003	29,491	155,629
Reduction in borrowings	(99,541)	(20,439)	(20,376)
Proceeds from capital lease obligations	12,880	—	—
Reduction in capital lease obligations	(1,058)	—	—
Proceeds from sale of warrants	40,114	—	—
Purchase of convertible note hedges	(69,676)	—	—
Purchase of treasury stock	(9,527)	—	—
Stock option exercises	6,169	8,576	9,402
Tax benefits from exercise of stock options	4,657	4,345	—

Net cash provided from financing activities	151,021	21,973	144,655

Effect of exchange rate changes on cash	92	(26)	(148)

Increase (decrease) in cash and cash equivalents	26,074	(38,421)	71,400
Cash and cash equivalents, beginning of year	83,317	121,738	50,338

Cash and cash equivalents, end of year	$109,391	$83,317	$121,738

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

        AAR CORP. is a diversified provider of products and services to the worldwide aviation and defense industries. Products and services include: aviation supply chain and parts support programs; maintenance, repair and overhaul of aircraft and landing gear; design and manufacture of specialized mobility and cargo systems and composite and other high-end precision machined structures; and aircraft sales and leasing. We serve commercial and governmental aircraft fleet operators, original equipment manufacturers, and independent service providers around the world, and various domestic and foreign military customers.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. The equity method of accounting is used for investments in other companies in which we have significant influence; generally this represents common stock ownership of at least 20% and not more than 50% (see Note 8 for a discussion of aircraft joint ventures).

Revenue Recognition

        Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer. Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer. Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title. Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer. We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites. Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services. Sales and related cost of sales for certain long-term manufacturing contracts, certain large airframe maintenance contracts and certain long-term aircraft component maintenance agreements are recognized by the percentage of completion method, either based on the relationship of costs incurred to date to estimated total costs or the units of delivery method. Lease revenues are recognized as earned. Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement. However, for leases that provide variable rents, we recognize lease income on a straight-line basis. In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month. Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Goodwill

        Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests.

        The amount reported under the caption "Goodwill and other intangible assets, net" is comprised of goodwill and intangible assets associated with acquisitions we made, principally since the beginning of fiscal 1998. Each of the acquisitions involved a single business that now comprises or is included in a single operating segment. We were not required to allocate goodwill related to specific acquisitions across two or more segments. For the annual goodwill impairment test, we compare an estimate of the fair value of each of our reportable segments to its carrying amount. The estimated fair value of each reportable segment was determined utilizing a valuation technique based on a multiple of earnings.

        Goodwill by reportable segment is as follows:

	May 31,
	2008	2007
Aviation Supply Chain	$20,133	$20,136
Maintenance, Repair and Overhaul	18,234	14,860
Structures and Systems	63,153	29,631

	$101,520	$64,627

        The increase in goodwill during fiscal 2008 was attributable to the acquisitions discussed in Note 7. At May 31, 2008 and 2007, intangible assets, other than goodwill, are comprised of customer relationships and covenants not to compete as follows:

	May 31,
	2008	2007
Customer relationships	$28,730	$8,730
Covenants not to compete	1,760	960
Accumulated amortization	(2,291)	(50)

	$28,199	$9,640

        Customer relationships are being amortized over five- to twenty-year periods and the covenants not to compete are being amortized over a three-year period. We have made a preliminary purchase price allocation for customer relationships and covenants not to compete for the Summa and Avborne acquisitions and are in the process of obtaining final valuations for the acquired net assets. The aggregate amount of amortization expense for intangible assets each of the next five fiscal years is $2,701 in 2009, $2,464 in 2010, $2,329 in 2011, $2,060 in 2012 and $1,836 in 2013.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        At May 31, 2008 and 2007, cash equivalents of approximately $5,005 and $0, respectively, consist of investments in certificates of deposit which mature within 90 days. The carrying amount of cash equivalents approximates fair value at May 31, 2008 and 2007.

Marketable Securities

        At May 31, 2008, we have invested $3,044 in securities which are classified as available for sale and included in "Deposits, prepaids and other" in the Consolidated Balance Sheet. As of May 31, 2008, the unrealized gain on investment in available for sale securities was $65, net of tax, and was recorded as a component of "Other comprehensive income."

        During fiscal 2008 and 2007, we sold investments in securities that were classified as available for sale. The gains on sale of these investments were $532 and $915 in fiscal 2008 and 2007, respectively, and are reported in "Interest income and other" on the Consolidated Statements of Operations.

Foreign Currency

        All balance sheet accounts of foreign subsidiaries transacting business in currencies other than the U.S. dollar are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss.

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. Department of Defense were $24,112 and $22,098 at May 31, 2008 and 2007, respectively. We perform regular evaluations of customer payment experience, current financial condition and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

        Mesa is a customer of the Company and in May 2008, warned it may have to file for bankruptcy protection if it could not resolve a contract dispute with one of its customers. During fiscal 2008, consolidated sales to Mesa were $73,000, of which $56,000 was in the Aviation Supply Chain segment and $17,000 in the Maintenance, Repair and Overhaul segment. At May 31, 2008, we have inventory of $4,000 and other long-term assets recorded in equipment on long-term lease of $51,000 supporting the Mesa supply chain programs and also have trade receivables and other assets associated with Mesa of approximately $13,000. Mesa is current on their obligations to us and we continue to monitor their situation.

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are reflected in the consolidated financial statements at fair value

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

because of the short-term maturity of these instruments. The carrying value of long-term debt bearing a variable interest rate approximates fair value.

        Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods. We also purchase aircraft and engines for disassembly to individual parts and components. Costs are assigned to these individual parts and components utilizing list prices from original equipment manufacturers and recent sales history.

        The following is a summary of inventories:

	May 31,
	2008	2007
Raw materials and parts	$55,183	$55,702
Work-in-process	47,576	36,580
Purchased aircraft, parts, engines and components held for sale	193,851	152,379

	$296,610	$244,661

Equipment under Leases

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

        Equipment on short-term lease consists of aircraft engines and parts on or available for lease to satisfy customers' immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to twelve months. Equipment on long-term lease consists of aircraft and engines on lease with commercial airlines generally for more than twelve months.

        Our aircraft and engine portfolio recorded on our consolidated balance sheet includes eight narrow-body aircraft and several types of engines. Of the eight aircraft, four were acquired prior to September 11, 2001. Several engines also were acquired prior to September 11, 2001. Demand and lease rates for certain of these assets have not returned to pre-September 11, 2001 levels. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we are required to test for impairment of these assets whenever certain conditions exist, and previously adjusted the carrying value for certain of these assets (see Note 13). During the first quarter of fiscal 2007, we recorded an impairment charge of $2,902 on a wide-body aircraft originally purchased prior to September 11, 2001. The lease and non-recourse debt on the aircraft were restructured during the quarter, and we made the decision to offer the aircraft for sale and recorded the impairment charge to reduce the carrying value of the aircraft to

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

estimated net realizable value. This aircraft was sold during the third quarter of fiscal 2008. When applying the provisions of SFAS No. 144 to our aircraft and engine portfolio, we utilize certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Unfavorable differences between actual results and expected results could result in future impairments in our aircraft and engine lease portfolio.

        All of the aircraft in our aircraft portfolio are currently on lease. Future rent due to us under non-cancelable leases during each of the next five fiscal years is $32,896 in 2009, $27,128 in 2010, $22,010 in 2011, $22,089 in 2012 and $16,424 in 2013.

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

Leveraged Lease

        We are an equity participant in a leveraged lease transaction. The equipment cost in excess of equity contribution is financed by a third party in the form of secured debt. Under the lease agreement, the third party has no recourse against us for nonpayment of the obligation. The third-party debt is collateralized by the lessees' rental obligation and the leased equipment.

        We have ownership rights to the leased asset and are entitled to the tax deduction for depreciation on the leased asset and for interest on the secured debt financing.

Income taxes

        Income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes".

Supplemental Information on Cash Flows

        Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2008	2007	2006
Interest paid	$20,024	$13,650	$13,588
Income taxes paid	11,412	1,948	1,303
Income tax refunds and interest received	506	1,221	1,137

        During fiscal 2008 and 2007, we capitalized $1,372 and $977, respectively, of interest primarily related to capital projects in our Structures and Systems segment.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        During the third quarter of fiscal 2008, the holders of $16,355 of 2.875% convertible notes redeemed their notes for 880,000 shares of our common stock. As a result of the redemption, common stock increased $880 and capital surplus increased $15,284.

        In connection with the acquisition of Avborne, we assumed a $25,000 industrial revenue bond secured by maintenance hangars located at Miami International Airport. The industrial revenue bond matures on August 1, 2018 and has a variable interest rate. The interest rate at May 31, 2008 was 1.68%.

        During the third quarter of fiscal 2006, we acquired $50,645 aggregate principal amount of our 2.875% Convertible Senior Notes due 2024, or approximately 76% of the previously outstanding principal amount, in exchange for an aggregate 2,724,000 newly issued shares of common stock plus $3,893 in cash, in privately negotiated transactions exempt from the registration requirements under the Securities Act of 1933, as amended. The number of shares issued was equivalent to the number into which the notes were convertible under the original terms of the notes. We recorded a $3,893 pre-tax loss on the exchange of the notes into stock in advance of the call date of the notes; this loss was comprised of interest that the note holders would otherwise have been entitled to receive as well as an incentive payment for the exchange. As a result of these transactions, our long-term debt decreased by $50,645 and stockholders' equity increased by $46,600.

        During fiscal 2008, treasury stock increased $21,122 reflecting the purchase of treasury shares of $9,527 and the impact from the exercise of stock options of $11,595. During fiscal 2007 and 2006, treasury stock increased $10,149 and $19,167, respectively, principally reflecting the impact from the exercise of stock options.

Use of Estimates

        We have made estimates and utilized certain assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

New Accounting Standards

        In September 2007, the FASB issued SFAS No. 157 (SFAS 157) "Fair Value Measurements." SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral of the implementation of SFAS 157 for other non-financial assets and liabilities. We continue to review the impact of SFAS 157 on our financial statements, but do not expect a material impact on our results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment to FASB Statement No. 115." SFAS 159 allows companies, at specified election dates, the option to measure certain financial assets and liabilities at fair value. The election, which is applied on an instrument by instrument basis, is typically irrevocable once made. Subsequent unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

continue to review the impact of SFAS 159 on our financial statements, but do not expect a material impact on our results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB 51." This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us as of June 1, 2009, noncontrolling interests will be classified as equity in the Company's financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company's income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), "Business Combinations." SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS 141(R) are effective for our business combinations occurring on or after June 1, 2009.

        In March 2008, the FASB issued SFAS No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our results of operations or financial condition.

        In May 2008, the FASB issued Staff Position FSP APB 14-1 (FSP APB 14-1), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires companies that have issued convertible debt that may be settled wholly or partly in cash when converted, to account for the debt and equity components separately. The value assigned to the bond liability is the estimated value of a similar bond without the conversion feature as of the issuance date. The difference between the proceeds for the convertible debt and the amount reflected as a bond liability is recorded as additional paid-in-capital. Interest expense is recorded using the issuer's comparable debt rate. FSP APB 14-1 will be effective for us beginning June 1, 2009 (fiscal 2010) and will require retrospective application. We continue to review the impact of FSP APB 14-1 on our financial statements, however, we are currently estimating, based on the outstanding convertible notes at May 31, 2008, the implementation of FSP APB 14-1 will result in a reduction of our convertible notes of approximately $95,000, an increase in capital surplus of approximately $62,000 and an increase in deferred taxes of approximately $33,000. In addition, we expect the implementation of FSP APB 14-1 will reduce our diluted earnings per share by $0.12 to $0.15 per share in fiscal 2010.

Reclassification

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements

Revolving Credit Facility

        On August 31, 2007, we amended our credit agreement dated August 31, 2006 (the "Credit Agreement") with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders (the "Amendment"). The Amendment increased our unsecured revolving credit amount to $250,000 from $140,000. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total. The Amendment extended the term of our Credit Agreement from August 31, 2010 to August 31, 2011. The Amendment also modified the borrowing rate of the Credit Agreement and borrowings now bear interest at the London Interbank Offered Rate ("LIBOR") plus 100 to 225 basis points based on certain financial measurements. In March 2008, a second amendment to the Credit Agreement modified the borrowing rate to LIBOR plus 100 to 237.5 basis points based on certain financial measurements. There were no borrowings outstanding under this facility at May 31, 2008.

        Short-term borrowing activity under our revolving credit facilities during fiscal 2008, 2007 and 2006 was as follows:

	For the Year Ended May 31,
	2008	2007	2006
Maximum amount borrowed	$173,000	$0	$25,000
Average daily borrowings	35,077	0	7,216
Average interest rate during the year	6.12%	—	6.76%

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

        A summary of our recourse and non-recourse long-term debt is as follows:

	May 31,
	2008	2007
Recourse debt
Notes payable due December 15, 2007 with interest at 6.875% payable semi-annually on June 15 and December 15	$—	$31,166
Notes payable due May 15, 2008 with interest at 7.98% payable semi-annually on June 1 and December 1	—	20,000
Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	42,000	55,000
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	137,500	—
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	112,500	—
Convertible notes payable due February 1, 2024 with interest at 2.875% payable semi-annually on February 1 and August 1	—	16,355
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	150,000	150,000
Industrial revenue bonds (secured by trust indenture on property, plant and equipment) due December 1, 2010 and August 1, 2018 with floating interest rate, payable monthly	25,508	708

Total recourse debt	478,508	284,229
Current maturities of recourse debt	(200)	(51,366)

Long-term recourse debt	$478,308	$232,863

Non-recourse debt
Non-recourse note payable due December 1, 2007 with interest at 6.00%	$—	$22,252
Non-recourse note payable due October 31, 2008 with interest at 5.66%	7,881	—
Non-recourse note payable due March 31, 2009 with interest at 6.18%	10,048	—
Non-recourse note payable due July 19, 2012 with interest at 7.22%	15,725	15,000
Non-recourse note payable due April 3, 2015 with interest at 8.38%	5,748	6,375

Total non-recourse debt	39,402	43,627
Current maturities of non-recourse debt	(20,212)	(22,879)

Long-term non-recourse debt	$19,190	$20,748

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

Recourse debt

        During the fourth quarter of fiscal 2008, we retired $13,000 of our 8.39% notes due May 15, 2011 for $12,578. The gain from this transaction was $422 and is recorded in gain (loss) from extinguishment of debt on the consolidated statements of operations.

        During the third quarter of fiscal 2008, the holders of $16,355 of 2.875% convertible notes redeemed their notes for 880,000 shares of our common stock. As a result of the redemption, common stock increased $880 and capital surplus increased $15,284.

        During February 2008, we completed the sale of $250,000 of convertible notes, consisting of $137,500 aggregate principal amount of 1.625% convertible senior notes due 2014 and $112,500 aggregate principal amount of 2.25% convertible senior notes due 2016 (together, the "Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest under the Notes is payable semiannually on March 1 and September 1, beginning September 1, 2008.

        Holders may convert their Notes based on a conversion rate of 28.1116 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $35.57 per share, only under the following circumstances: (i) during any calendar quarter beginning after March 31, 2008 (and only during such calendar quarter) if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 130% of the applicable conversion price per share of common stock on the last day of such preceding calendar quarter; (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes of the applicable series for each day of that period was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a designated event or similar change of control transaction occurs; (iv) upon specified corporate transactions; or (v) beginning on February 1, 2014, in the case of the 2014 notes, or February 1, 2016, in the case of the 2016 notes, and ending at the close of business on the business day immediately preceding the applicable maturity date.

        Upon conversion, a holder of the Notes will receive, in lieu of common stock, an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value of a number of shares of our common stock equal to the conversion rate. If the conversion value exceeds the principal amount, we will also deliver at our election, cash or common stock or a combination thereof having a value equal to such excess amount.

        The Notes are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated expenses. Costs associated with this transaction of approximately $6,028 are being amortized on a pro-rata basis over a six- and eight-year period.

        In connection with the issuance of the Notes, we entered into convertible note hedge transactions, (note hedges) with respect to our common stock with Merrill Lynch Financial Markets, Inc. (hedge provider). The note hedges are exercisable solely in connection with any conversion of the Notes and provide for us to receive shares of our common stock from the hedge provider equal to the number of shares issuable to the holders of the Notes upon conversion. We paid $69,676 for the note hedges.

        In addition, we entered into separate warrant transactions with Merrill Lynch Financial Markets, Inc. whereby we issued warrants to purchase 7,028,000 shares of our common stock at an exercise price of $48.83 per share. We received $40,114 from the sale of these warrants. The convertible note hedges and

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

warrant transactions are intended to reduce potential dilution to our common stock upon future conversion of the Notes and generally have the effect of increasing the conversion price of the Notes to approximately $48.83 per share.

        Net proceeds from the Notes transaction after paying expenses were approximately $214,410 and were used to repay the balance outstanding under our unsecured revolving credit facility, to pay for the net cost of the note hedges and warrant transactions and for general corporate purposes.

        On February 1, 2006, we completed the sale of $150,000 principal amount of convertible senior notes. The notes are due on February 1, 2026 unless earlier redeemed, repurchased or converted, and bear interest at 1.75% payable semiannually on February 1 and August 1. Costs associated with this transaction of approximately $4,875 are being amortized over a seven-year period. Net proceeds from this transaction were $145,125 and were used in part to repurchase $25,000 of accounts receivable which had been sold under our former accounts receivable securitization facility, to repay $25,000 outstanding under our secured revolving credit facility and to purchase for $11,232 aviation equipment which was subject to an operating lease.

        A holder may convert the notes into shares of common stock based on a conversion rate of 33.9789 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $29.43 per share, under the following circumstances: (i) during any calendar quarter beginning after March 31, 2006 (and only during such calendar quarter), if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion price per share of common stock on the last day of such preceding calendar quarter; (ii) during the five business day period after any five consecutive trading day period in which the "trading price" per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) upon a redemption notice; (iv) if a designated event or similar change of control transaction occurs; (v) upon specified corporate transactions; or (vi) during the ten trading day period ending at the close of business on the business day immediately preceding the stated maturity date on the notes. Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of common stock, at our option, in an amount per note equal to the applicable conversion rate multiplied by the applicable stock price.

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

        The mortgage loan due August 1, 2015 is secured by our Wood Dale, Illinois facility. At May 31, 2008, the net book value of our Wood Dale, Illinois facility is $14,427.

        In connection with the acquisition of Avborne, we assumed a $25,000 industrial revenue bond secured by maintenance hangars located at Miami International Airport. The industrial revenue bond matures on August 1, 2018 and has a variable interest rate. The interest rate at May 31, 2008 was 1.68%.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

        We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters. We are in compliance with all financial covenants under our financing arrangements. The aggregate amount of long-term recourse debt maturing during each of the next five fiscal years is $200 in 2009, $200 in 2010, $42,108 in 2011, $0 in 2012 and $0 in 2013. Our long-term recourse debt was estimated to have a fair value of approximately $417,000 at May 31, 2008. The fair value was determined using available market information.

Non-recourse debt

        During the third quarter of fiscal 2008, we retired non-recourse debt that was secured by an aircraft which was sold during the third quarter of fiscal 2008. The outstanding principal amount for this non-recourse debt was $19,748 and was retired for $20,375. The net loss from this transaction was $627 and is recorded in gain (loss) on extinguishment of debt on the consolidated statement of operations

        On May 31, 2008, our total non-recourse debt balance is $39,402 and is secured by four aircraft with a net book value of $56,949. The aggregate amount of long-term non-recourse debt maturing during each of the next five fiscal years is $20,212 in 2009, $2,462 in 2010, $2,658 in 2011, $2,860 in 2012 and $9,274 in 2013.

3. Stock-Based Compensation

        We provide stock-based awards under the AAR CORP. Stock Benefit Plan ("Stock Benefit Plan") which has been approved by our stockholders. Under this plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded under the plan expire ten years from the date of grant and are exercisable in either four or five equal annual increments commencing one year after the date of grant. We issue new common stock upon the exercise of stock options. In addition to stock options, the Stock Benefit Plan also provides for the issuance of restricted stock awards and performance-based restricted stock awards, as well as for the granting of stock appreciation units; however, to date, no stock appreciation units have been granted.

        Restricted stock grants are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build a career with the Company. Restricted stock typically vests over periods of three to ten years from date of grant. Restricted stock grants may be performance-based with vesting to occur over periods of one to ten years after the grant is earned. All restricted stock carries full dividend and voting rights, regardless of whether it has vested.

        Typically, stock options and restricted stock are subject to forfeiture prior to vesting if the employee terminates employment for any reason other than death, retirement or disability or if we terminate employment for cause. A total of 5,237,000 shares have been granted under the Stock Benefit Plan since its inception, and as of May 31, 2008, awards representing 3,696,000 shares were available for future grant under the Stock Benefit Plan.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

        Effective June 1, 2006, we adopted SFAS No. 123(R), "Share-based Payment," using the modified prospective method of transition. Under SFAS No. 123(R), compensation expense is recognized for stock option grants made after May 31, 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R). Compensation cost is measured based on the grant date fair value of the award and recognized on a straight line basis over the vesting period.

        Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB 25, no compensation expense was recognized for stock option grants, and accordingly share-based compensation related to stock options granted prior to June 1, 2006 was included as pro forma disclosure in the consolidated financial statements.

Stock Options

        On April 11, 2006, our Board of Directors approved the acceleration of the vesting of all unvested stock options. As a result of this action, stock options representing approximately 679,000 shares that were scheduled to vest in fiscal 2007, 2008 and 2009 became fully exercisable effective May 1, 2006. The accelerated vesting enabled us to reduce the amount of compensation expense that would otherwise be required to be recognized in our consolidated statements of operations with respect to these options upon the adoption of SFAS No. 123(R). The aggregate expense that was eliminated as a result of the acceleration was approximately $1,800. The acceleration resulted in a non-cash, one-time pre-tax stock compensation expense of $362 in the fourth quarter of fiscal 2006.

        During fiscal 2008 and fiscal 2007, we granted stock options representing 88,000 shares and 100,000 shares, respectively. No stock options were granted during fiscal 2006 other than reload options, which resulted from the exercise of original stock options granted in prior years. Effective May 1, 2006, the reload provision was eliminated from substantially all outstanding stock option arrangements.

        The weighted average fair value of stock options granted during fiscal 2008, 2007 and 2006 was $13.46, $11.93 and $3.71, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options Granted In Fiscal Year
	2008	2007	2006
Risk-free interest rate	4.9%	5.0%	4.3%
Expected volatility of common stock	43.1%	58.7%	34.1%
Dividend yield	0.0%	0.0%	0.0%
Expected option term in years	4.0	4.0	1.0

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plan for the year ended May 31, 2006.

		For the Year Ended May 31, 2006
Net income as reported		$35,163
Add: Stock-based compensation expense included in net income as reported, net of tax		2,634
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax		(6,464)

Pro forma net income		$31,333

Earnings per share—basic:	As reported	$1.05
	Pro forma	$0.94
Earnings per share—diluted:	As reported	$0.94
	Pro forma	$0.84

        A summary of changes in stock option activity for the three years ended May 31, 2008 follows (shares in thousands):

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,135	$18.30	3,080	$16.88	4,607	$15.17
Granted	88	$33.63	100	$24.08	364	$22.28
Exercised	(773)	$18.28	(1,021)	$17.72	(1,818)	$13.70
Cancelled	(25)	$26.55	(24)	$17.47	(73)	$15.19

Outstanding at end of year	1,425	$21.53	2,135	$18.30	3,080	$16.88

Options exercisable at end of year	1,271	$19.94	2,038	$18.03	3,080	$16.88

        The total fair value of stock options that vested during fiscal 2008, 2007 and 2006 was $227, $0 and $1,628, respectively. The total intrinsic value of stock options exercised during fiscal 2008, 2007 and 2006 was $12,627, $13,582 and $17,148, respectively. The aggregate intrinsic value of options outstanding as of May 31, 2008 was $4,080. The tax benefit realized from stock options exercised during fiscal 2008 and 2007 was $4,657 and $4,345, respectively. As of May 31, 2008, we had $1,672 of unrecognized compensation expense related to stock options that will be amortized over an average period of five years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

        The following table provides additional information regarding stock options outstanding as of May 31, 2008 (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number Outstanding as of 5/31/08	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 5/31/08	Weighted- Average Exercise Price
$3.20–$13.00	218	4.9	$7.72	218	$7.72
$13.01–$18.50	462	3.2	$16.15	462	$16.15
$18.51–$24.50	583	5.4	$23.06	508	$22.90
$24.51–$34.50	162	6.9	$30.22	83	$26.14

	1,425	4.8	$21.53	1,271	$19.94

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based restricted stock. The award is contingent upon the achievement of certain performance objectives, including net income and return on capital, or the Company's stock price achieving a certain level over a period of time. After the shares are granted, the restrictions are released over a three to seven year period. During fiscal 2008, 2007 and 2006, we granted 35,000, 459,000 and 438,000 restricted shares, respectively, under this program.

        In addition to the performance-based restricted stock awards, we also granted a total of 20,000 restricted shares to members of the Board of Directors during fiscal 2008. These shares vest over a three-year period.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Amortization expense related to all restricted shares during fiscal 2008, 2007 and 2006 was $5,943, $3,458 and $3,690 respectively.

        Restricted share activity during the fiscal year ended May 31, 2008 is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2007	1,067	$23.16
Granted	55	$24.51
Vested	(100)	$11.56
Forfeited	(82)	$25.00

Nonvested at May 31, 2008	940	$24.44

        As of May 31, 2006, unearned compensation related to restricted shares was included in unearned restricted stock awards, a separate component of stockholders' equity. Upon the adoption of SFAS No. 123(R), the balance was reclassified to capital surplus. As of May 31, 2008, we had $11,970 of

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.2 years.

Shareholders' Rights Plan

        Pursuant to a shareholder rights plan adopted in 2007, each outstanding share of our common stock carries with it a Right to purchase one share at a price of $140 per share. The Rights become exercisable (and separate from the shares) when certain specified events occur, including the acquisition of 15% or more of the common stock by a person or group (an "Acquiring Person") or the commencement of a tender or exchange offer for 15% or more of the common stock.

        In the event that an Acquiring Person acquires 15% or more of the common stock, or if we are the surviving corporation in a merger involving an Acquiring Person or if the Acquiring Person engages in certain types of self-dealing transactions, each Right entitles the holder to purchase for $140 per share (or the then-current exercise price), shares of our common stock having a market value of $280 (or two times the exercise price), subject to certain exceptions. Similarly, if we are acquired in a merger or other business combination or 50% or more of our assets or earning power is sold, each Right entitles the holder to purchase at the then-current exercise price that number of shares of common stock of the surviving corporation having a market value of two times the exercise price. The Rights do not entitle the holder thereof to vote or to receive dividends. The Rights will expire on August 6, 2017, and may be redeemed by us for $.01 per Right under certain circumstances. The 2007 rights plan replaced a shareholder rights plan that expired on August 6, 2007.

        On June 20, 2006 our Board of Directors authorized us to purchase up to 1,500,000 shares of our common stock on the market. This action superseded our previous stock repurchase plan which had remaining authorization to purchase 1,255,000 shares. During fiscal 2008, we purchased 321,700 shares of our common stock on the open market at an average price of $29.61.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Income Taxes

        Our pre-tax income was substantially from domestic activities. The provision for income taxes on continuing operations includes the following components:

	For the Year Ended May 31,
	2008	2007	2006
Current:
Federal	$25,900	$6,863	$1,355
State	1,200	700	900

	27,100	7,563	2,255
Deferred	13,243	20,411	8,433

	$40,343	$27,974	$10,688

        The deferred tax provision results primarily from differences between financial reporting and taxable income arising from inventory and depreciation.

        Income tax payable at May 31, 2008 and 2007 was $14,523 and $2,101, respectively, and is included in accrued liabilities on the consolidated balance sheet.

        The provision for income taxes on continuing operations differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2008, 2007 and 2006 to income before taxes, for the following reasons:

	For the Year Ended May 31,
	2008	2007	2006
Provision for income taxes at the federal statutory rate	$40,631	$30,597	$16,279
Tax benefit on exempt earnings from export sales	—	(2,916)	(5,806)
Tax benefits on domestic production activities	(1,558)	(167)	—
State income taxes, net of federal benefit and refunds	770	455	585
Other	500	5	(370)

Provision for income taxes on continuing operations	$40,343	$27,974	$10,688

        In October of 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law and included a number of Federal income tax reforms, including the phase-out of tax benefits on earnings from export sales.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Income Taxes (Continued)

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes and consist of the following components:

	May 31,
	2008	2007
Deferred tax assets-current attributable to:
Inventory costs	$15,973	$24,162
Employee benefits	(1,051)	(878)
Allowance for doubtful accounts	2,043	1,293
Advanced billings and other	1,338	936

Total deferred tax assets-current	$18,303	$25,513

Deferred tax assets-noncurrent attributable to:
Postretirement benefits	$10,768	$8,366
Alternative minimum tax carryforwards, NOL carryforwards and foreign tax credit carryforwards	—	1,063
Bond hedge	24,311	—

Total deferred tax assets-noncurrent	$35,079	$9,429

Total deferred tax assets	$53,382	$34,942

Deferred tax liabilities attributable to:
Depreciation	$(49,609)	$(43,031)
Leveraged leases	(5,813)	(6,518)
Intangible assets	(7,633)	—
Unrealized gain on available for sale securities	(35)	—

Total deferred tax liabilities	$(63,090)	$(49,549)

Net deferred tax liabilities	$(9,708)	$(14,607)

        As of May 31, 2008, we have determined that the realization of our deferred tax assets is more likely than not, and that a valuation allowance is not required based upon our history of operating earnings, the nature of certain of our deferred tax assets, our expectations for continued future earnings and the scheduled reversal of deferred tax liabilities, primarily related to depreciation.

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

        Under the provisions of Emerging Issues Task Force Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" ("EITF No. 04-08"), we are required to use the

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Earnings Per Share (Continued)

"if converted" method set forth in SFAS No. 128, "Earnings Per Share," in calculating the diluted earnings per share effect of the assumed conversion of our contingently convertible debt issued in fiscal 2006 because the principal for that issuance can be settled in stock, cash or a combination thereof. Under the "if converted" method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

        The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2008 (shares in thousands).

	For the Year Ended May 31,
	2008	2007	2006
Income from continuing operations	$75,745	$59,447	$35,823
Loss from discontinued operations, net of tax	(601)	(787)	(660)

Net income	$75,144	$58,660	$35,163

Basic shares:
Weighted average common shares outstanding	37,194	36,389	33,530

Earnings per share—basic:
Earnings from continuing operations	$2.04	$1.63	$1.07
Loss from discontinued operations, net of tax	(0.02)	(0.02)	(0.02)

Earnings per share—basic	$2.02	$1.61	$1.05

Net income	$75,144	$58,660	$35,163
Add: After-tax interest on convertible debt	1,866	1,965	1,461

Net income for diluted EPS calculation	$77,010	$60,625	$36,624

Diluted shares:
Weighted average common shares outstanding	37,194	36,389	33,530
Additional shares from the assumed exercise of stock options	332	445	487
Additional shares from the assumed vesting of restricted stock	523	499	473
Additional shares from the assumed conversion of convertible debt	5,696	5,976	4,362

Weighted average common shares outstanding—diluted	43,745	43,309	38,852

Earnings per share—diluted:
Earnings from continuing operations	$1.77	$1.42	$0.96
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.02)

Earnings per share—diluted	$1.76	$1.40	$0.94

        At May 31, 2008, 2007 and 2006, respectively, options to purchase 78,000, 31,000 and 1,200,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans

        We have defined contribution and defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2008 was 4.90%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

        Certain foreign operations of domestic subsidiaries also have a defined pension plan. Benefit formulas are based generally on years of service and compensation. It is the policy of these subsidiaries to fund at least the minimum amounts required by local laws and regulations.

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

        We also provide supplemental pension benefits for certain executives and key employees to supplement benefits provided by the cash balance plan.

        Effective May 31, 2007, we adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. We have historically measured the plan assets and liabilities as of our balance sheet date.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Obligations and Funded Status

        The following table sets forth the changes in projected benefit obligations and plan assets for all of our pension plans:

	May 31,
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$89,447	$84,427
Service cost	1,546	1,322
Interest cost	5,066	5,058
Plan participants' contributions	380	271
Amendments	273	—
Net actuarial gain	(2,991)	(436)
Benefits paid	(5,292)	(5,835)
Translation	3,711	4,640

Benefit obligation at end of year	$92,140	$89,447

Change in plan assets:
Fair value of plan assets at beginning of year	$86,045	$75,121
Actual return on plan assets	(3,617)	8,471
Employer contributions	3,628	2,947
Plan participants' contributions	380	271
Benefits paid	(5,292)	(5,835)
Translation	4,049	5,070

Fair value of plan assets at end of year	$85,193	$86,045

Funded status at end of year	$(6,947)	$(3,402)

        Amounts recognized in the consolidated balance sheets consisted of the following:

	May 31,
	2008	2007
Other assets	$1,262	$3,456
Accrued liabilities	(1,311)	(2,450)
Other liabilities and deferred income	(6,898)	(4,408)

	$(6,947)	$(3,402)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

        Amounts recognized in accumulated comprehensive loss, net of tax consisted of the following:

	May 31,
	2008	2007
Actuarial loss	$18,159	$13,683
Prior service cost	520	571

Total	$18,679	$14,254

        Prior to the adoption of SFAS No. 158, a minimum pension liability adjustment was required when the actuarial present value of accumulated plan benefits exceeded plan assets and accrued pension liabilities. During fiscal 2007, we reduced the minimum pension liability by $3,104, and $1,921, net of tax, was reported as a component of comprehensive income.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	May 31,
	2008	2007
Projected benefit obligation	$63,838	$65,027
Accumulated benefit obligation	63,109	64,381
Fair value of plan assets	55,629	58,170

        The accumulated benefit obligation for all pension plans was $86,776 and $82,820 as of May 31, 2008 and 2007, respectively.

Net Periodic Benefit Cost

        Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2008	2007	2006
Service cost	$1,546	$1,322	$1,567
Interest cost	5,066	5,058	4,717
Expected return on plan assets	(6,338)	(6,029)	(5,764)
Amortization of prior service cost	116	109	112
Recognized net actuarial loss	684	633	1,052
Curtailment	184	—	—
Settlement charge	181	201	156

	$1,439	$1,294	$1,840

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Assumptions

        The assumptions used in accounting for the Company's plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key assumptions used in the measurement of the Company's benefit obligations:

	May 31,
	2008	2007
Domestic plans:
Discount rate	6.45%	6.05%
Rate of compensation increase	3.50	3.50
	May 31,
	2008	2007
Non-domestic plans:
Discount rate	6.10%	5.10%
Rate of compensation increase	3.00	3.00

        A summary of the weighted average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2008	2007	2006
Domestic plans:
Discount rate	6.05%	6.40%	5.40%
Rate of compensation increase	3.50	3.50	3.00
Expected long-term return on plan assets	8.50	8.50	8.50
Non-domestic plans:
Discount rate	5.10%	4.75%	4.25%
Rate of compensation increase	3.00	3.00	3.00
Expected long-term return on plan assets	6.50	6.50	6.50

        The discount rate was determined by projecting the plan's expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. Constraints were applied with respect to callability and credit quality. In addition, 3% of the bonds were deemed outliers due to questionable pricing information and consequently were excluded from consideration.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2008	2007
Equity securities	59%	67%	45–75%
Fixed income securities	22	21	25–55%
Other (fund-of funds hedge fund)	19	12	0–20%

	100%	100%

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

Cash Flow

        The following table summarizes our estimated future pension benefits by fiscal year:

	Fiscal Year
	2009	2010	2011	2012	2013	2014 to 2018
Estimated pension benefits	$7,127	$5,441	$5,425	$5,546	$5,573	$29,231

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing $2,000 to $4,000 during fiscal 2009.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Additional Information

        The estimated amounts for our plans that will be amortized from accumulated other comprehensive income into expense over the next fiscal year are as follows:

Amortization of net actuarial loss	$736

Amortization of prior service cost	$140

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plans are unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $1,427 and $1,370 as of May 31, 2008 and 2007, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations. Effective May 31, 2007, we adopted the provisions of SFAS No. 158 for this plan resulting in an increase to accumulated comprehensive loss of $465, net of tax.

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Company contributions vest on a pro-rata basis during the first three years of employment. We also provide supplemental profit sharing benefits for certain executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to results of operations for Company matching contributions, including profit sharing contributions, was $8,666 in fiscal 2008, $5,501 in fiscal 2007 and $4,216 in fiscal 2006 for these plans.

7. Acquisitions

        On January 12, 2007, we acquired substantially all of the assets of Reebaire Aircraft, Inc. ("Reebaire"), a regional airframe maintenance, repair and overhaul facility located in Hot Springs, Arkansas. This acquisition increases our regional maintenance, repair and overhaul capacity in North America. The purchase price was $11,800 and was paid in cash.

        On April 2, 2007, we acquired Brown International Corporation ("Brown"), a privately held defense contractor that provides engineering, design, manufacturing and systems integration services. Brown operates as part of our Structures and Systems segment. The purchase price was approximately $26,700 and was paid in cash.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Acquisitions (Continued)

        Our cost to acquire Reebaire and Brown has been allocated to the assets and liabilities acquired based on estimated fair values. We have allocated the purchase price as follows:

Accounts receivable	$15,600
Inventory	600
Equipment	700
Identifiable intangibles	9,700
Goodwill	20,100
Accounts payable	(6,700)
Accrued liabilities	(1,500)

        On December 3, 2007, we acquired Summa Technology, Inc. ("Summa"), a leading provider of high-end sub-systems and precision machining, fabrication, welding and engineering services. Summa operates as part of our Structures and Systems segment. The purchase price was approximately $71,000 and was paid in cash.

        On March 5, 2008, we acquired Avborne Heavy Maintenance, Inc. ("Avborne") and a related entity. Avborne is an independent provider of aircraft heavy maintenance checks, modifications, installations and painting services to commercial airlines, international cargo carriers and major aircraft leasing companies. The purchase price was approximately $40,000 and included a cash payment of $15,000 and the assumption of a $25,000 industrial revenue bond. Avborne operates as part of our Maintenance, Repair and Overhaul segment.

        We have made a preliminary purchase price allocation for the Summa and Avborne acquisitions and are in the process of obtaining final valuations for the acquired net assets.

        The following unaudited pro forma information is provided for acquisitions assuming the Brown, Summa and Avborne acquisitions occurred as of the beginning of fiscal year 2006:

	For the Year Ended May 31,
	2008	2007	2006
Net sales	$1,483,114	$1,210,993	$1,014,542
Operating income	140,493	100,328	59,784
Net income	77,061	58,178	26,622
Earnings per share:
Basic	$2.07	$1.60	$0.80
Diluted	$1.80	$1.39	$0.72

8. Aircraft Joint Ventures

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8. Aircraft Joint Ventures (Continued)

Twenty-nine aircraft were held in the joint ventures at May 31, 2008. Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies. During fiscal 2008, 2007 and 2006, we were paid $232, $1,115 and $574, respectively, for such services. The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

        Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

        Summarized financial information for these limited liability companies is as follows:

	For the Year Ended May 31,
	2008	2007	2006
Statement of operations information:
Sales	$54,424	$81,626	$28,857
Income before provision for income taxes	14,237	16,877	3,314
		May 31,
		2008	2007
Balance sheet information:
Assets		$320,093	$117,185
Debt		233,662	80,425
Members' capital		80,299	31,603

        During the second quarter of fiscal 2008, an aircraft held by a joint venture, which was previously consolidated because we were the primary beneficiary of the joint venture, was sold. The minority interest related to the gain on the sale was approximately $2,400 and is recorded as an increase to cost of sales in the consolidated statement of operations.

9. Equipment on Long-Term Lease

        In fiscal 2005, we entered into a series of ten-year agreements with Mesa to provide supply chain services for their fleet of CRJ 700/900, ERJ 145 and CRJ 200 regional jets. As part of the agreements, we purchased from the customer approximately $58,400 of equipment to support the program. The equipment is included in equipment on long-term lease on the consolidated balance sheet and is being depreciated on a straight-line basis over 10 years to a 30% residual value.

10. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby the Company sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease in accordance with SFAS No. 13 "Accounting for Leases". Net proceeds from the sale of the facility were $13,991 and the cost and related accumulated depreciation of the facility of $9,472 and $4,595, respectively,

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Commitments and Contingencies (Continued)

were removed from the consolidated balance sheet. The gain realized on the sale of $9,114 has been deferred and is being amortized over the 20-year lease term in accordance with SFAS No. 13. The unamortized balance of the deferred gain as of May 31, 2008 is $7,071 and is included in other liabilities and deferred income on the consolidated balance sheet.

        In addition to the Garden City lease, we lease other facilities and equipment as well as aviation equipment under agreements that are classified as operating leases that expire at various dates through 2034. Under the terms of one of the facility lease agreements, we are entitled to receive rent credits as we increase the space we occupy. During fiscal 2008, 2007 and 2006, we received $1,000, $700 and $1,700, respectively, of such rent credits and in accordance with SFAS No. 13, we are treating the rent credits as lease incentives, which are being amortized over the term of the lease. Future minimum payments under all operating leases at May 31, 2008 are as follows:

	Future Minimum Payments
Year	Facilities and Equipment	Aviation Equipment
2009	$14,750	$3,840
2010	10,614	1,280
2011	9,424	—
2012	8,339	—
2013	8,260	—
2014 and thereafter	39,931	—

        Rental expense during the past three fiscal years was as follows:

	For the Year Ended May 31,
	2008	2007	2006
Facilities and Equipment	$18,621	$14,412	$12,514
Aviation Equipment	3,095	3,471	1,538

        During the first quarter of fiscal 2008, we completed a sale-leaseback transaction with a financial institution to finance an aircraft under a capital lease. Proceeds were approximately $12,880. We are sub-leasing the aircraft under an operating lease with a remaining period of four years. The gross asset balance and accumulated depreciation of this aircraft as of May 31, 2008 is $15,093 and $641, respectively and is included in equipment on long-term lease on the consolidated balance sheet. Future minimum payments and sub-lease rentals under capitalized leases are as follows:

Year	Future Minimum Payments	Sub-lease Rentals
2009	$1,546	$2,700
2010	1,694	2,700
2011	1,756	2,700
2012	1,904	2,700
2013	5,066	563
2014 and thereafter	—	—

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Commitments and Contingencies (Continued)

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2008 was approximately $18,032.

        We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business (see Item 3 Legal Proceedings). In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

11. Discontinued Operations

        During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business based in Frankfort, New York. Net assets of the business were approximately $4,600 at May 31, 2008 and consisted of $2,300 of accounts receivable, $800 of inventory, $1,800 of net property, plant and equipment and $300 of accounts payable.

        Revenues and pre-tax operating loss for fiscal years 2008, 2007 and 2006 for the discontinued operations are summarized as follows:

	For the Year Ended May 31,
	2008	2007	2006
Revenues	$6,104	$7,778	$11,766
Pre-tax operating loss	$(925)	$(1,212)	$(1,015)

12. Gain on Sale of Product Line

        During the first quarter of fiscal 2007, we sold substantially all assets, subject to certain liabilities, of a product line within our Structures and Systems segment. Proceeds from the sale were $6,567 and the net carrying value of the assets sold was $1,209, resulting in a gain on sale of product line of $5,358. The gain on this transaction has been classified as a component of operating income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

13. Impairment Charges

        During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750. These parts were acquired prior to September 11, 2001. The fiscal 2007 impairment charge was triggered by our decision to pursue the liquidation of this inventory. We made the decision to recognize the impairment due to the impact of persistently high fuel costs and reduced demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment. We had previously recorded impairment charges of $5,360 during the fourth quarter of fiscal 2003 and $75,900 during the second quarter of fiscal 2002 related to engine and airframe parts and whole engines.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

13. Impairment Charges (Continued)

        A summary of the carrying value of impaired inventory and engines, after giving effect to all impairment charges recorded by us in fiscal 2007, 2003 and 2002 is as follows:

	May 31, 2008	May 31, 2007	May 31, 2006	November 30, 2001
Net impaired inventory and engines	$22,900	$27,400	$36,000	$89,600

        Proceeds from sales of impaired inventory and engines for the twelve-month periods ended May 31, 2008, 2007, and 2006 were $3,200, $3,800 and $7,300, respectively.

Other Impairment and Gain on Extinguishment of Debt

        During the first quarter of fiscal 2007, we restructured the lease and non-recourse debt on a wholly-owned wide-body aircraft. This aircraft was originally purchased prior to September 11, 2001. As a result of the restructuring of the lease and debt, we recorded a $2,927 gain on extinguishment of debt. Further, we decided to offer this aircraft for sale and recorded a $2,902 impairment charge to reduce the carrying value of the aircraft to its estimated net realizable value. This aircraft was sold during the third quarter of fiscal 2008.

14. Other Noncurrent Assets

        At May 31, 2008 and 2007, other noncurrent assets consisted of the following:

	May 31,
	2008	2007
Capitalized program development costs	$43,421	$24,343
Cash surrender value of life insurance	11,299	9,729
Debt issuance costs	10,294	5,327
Investment in leveraged lease	8,687	9,096
Notes receivable	2,236	6,303
Licenses and rights	1,447	1,871
Other	18,349	12,985

	$95,733	$69,654

Program Development Costs

        In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new A400M cargo aircraft. We are a subcontractor to PFW on this Airbus program. Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2015, based on sales projections of the A400M. As of May 31, 2008, we have incurred approximately $43,000 of costs associated with the engineering and development of the cargo system and have capitalized these costs in accordance with SOP 81-1 "Accounting for Performance of Construction—Type and Certain Production—Type Contracts." Sales and related cost of sales will be recognized on the units of delivery method.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Business Segment Information

Segment Reporting

        We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.

        Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft parts and components. We also offer customized programs for inventory supply and management and performance-based logistics. Sales also include the sale and lease of commercial jet engines. Cost of sales consists principally of the cost of product (primarily aircraft and engine parts), direct labor and overhead (primarily indirect labor, facility cost and insurance).

        Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance and storage and the repair and overhaul of landing gear. Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

        Sales in the Structures and Systems segment are derived from the engineering, design and manufacture of containers, pallets and shelters used to support the U.S. military's tactical deployment requirements, complex machined and fabricated parts, components and sub-systems for various aerospace and defense programs and other applications, in-plane cargo loading and handling systems for commercial and military applications and composite products for aviation and industrial use. Cost of sales consists principally of the cost of product, direct labor and overhead.

        Sales in the Aircraft Sales and Leasing segment are derived from the sale and lease of commercial aircraft and technical and advisory services. Cost of sales consists principally of the cost of product (aircraft), labor and the cost of lease revenue (primarily depreciation and insurance).

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

        Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment is as follows:

	For the Year Ended May 31,
	2008	2007	2006
Net sales:
Aviation Supply Chain	$606,490	$543,674	$461,166
Maintenance, Repair and Overhaul	300,871	211,516	182,258
Structures and Systems	389,428	264,083	228,747
Aircraft Sales and Leasing	88,130	41,896	13,347

	$1,384,919	$1,061,169	$885,518

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Business Segment Information (Continued)

	For the Year Ended May 31,
	2008	2007	2006
Gross profit:
Aviation Supply Chain	$145,091	$114,383	$99,255
Maintenance, Repair and Overhaul	43,967	29,915	25,914
Structures and Systems	54,673	36,021	33,711
Aircraft Sales and Leasing	20,341	3,828	4,341

	$264,072	$184,147	$163,221

	May 31,
	2008	2007	2006
Total assets:
Aviation Supply Chain	$539,836	$449,918	$422,519
Maintenance, Repair and Overhaul	182,693	124,482	91,332
Structures and Systems	319,915	190,386	113,189
Aircraft Sales and Leasing	143,781	156,357	141,158
Corporate	175,785	146,490	210,621

	$1,362,010	$1,067,633	$978,819

	For the Year Ended May 31,
	2008	2007	2006
Capital expenditures:
Aviation Supply Chain	$3,640	$5,376	$5,093
Maintenance, Repair and Overhaul	6,487	4,742	2,556
Structures and Systems	15,184	18,601	6,806
Aircraft Sales and Leasing	4	4	—
Corporate	5,019	1,168	1,841

	$30,334	$29,891	$16,296

	For the Year Ended May 31,
	2008	2007	2006
Depreciation and amortization:
Aviation Supply Chain	$15,440	$12,449	$11,849
Maintenance, Repair and Overhaul	4,446	2,939	2,834
Structures and Systems	8,231	4,939	4,929
Aircraft Sales and Leasing	8,375	8,725	6,553
Corporate	3,460	3,147	3,057

	$39,952	$32,199	$29,222

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Business Segment Information (Continued)

        The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	For the Year Ended May 31,
	2008	2007	2006
Segment gross profit	$264,072	$184,147	$163,221
Selling, general and administrative and other	(135,502)	(105,091)	(99,551)
Earnings from joint ventures	5,948	10,952	1,502
Gain on sale of product line	—	5,358	—
Gain (loss) on extinguishment of debt	(205)	2,927	(3,893)
Interest expense	(20,578)	(16,701)	(18,004)
Interest income and other	2,353	5,829	3,236

Income before provision for income taxes	$116,088	$87,421	$46,511

        No single non-government customer represents 10% or more of total sales in any of the last three fiscal years. Sales to the U.S. Department of Defense and its contractors by segment are as follows:

	For the Year Ended May 31,
	2008	2007	2006
Aviation Supply Chain	$99,752	$75,185	$77,340
Maintenance, Repair and Overhaul	33,660	32,184	31,089
Structures and Systems	294,249	217,911	185,349
Aircraft Sales and Leasing	10,840	—	—

	$438,501	$325,280	$293,778

Percentage of total sales	31.7%	30.7%	33.2%

Geographic Data

	May 31,
	2008	2007
Long-lived assets:
United States	$560,181	$410,285
Europe	18,113	11,440
Other	285	187

	$578,579	$421,912

        Sales to unaffiliated customers in foreign countries, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $330,132 (23.7% of total sales), $291,892 (27.5% of total sales) and $237,997 (26.9% of total sales) in fiscal 2008, 2007 and 2006, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

16. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2008 and 2007 follows.

Fiscal 2008
Quarter	Sales	Gross Profit	Net Income from Continuing Operations	Diluted Earnings Per Share— Continuing Operations
First	$305,960	$56,540	$15,255	$0.36
Second	310,647	60,350	17,888	0.42
Third	376,626	70,305	20,285	0.47
Fourth	391,686	76,877	22,317	0.52

	$1,384,919	$264,072	$75,745	$1.77

Fiscal 2007
Quarter	Sales	Gross Profit	Net Income from Continuing Operations	Diluted Earnings Per Share— Continuing Operations
First	$240,242	$35,371	$12,229	$0.30
Second	244,272	45,903	13,982	0.34
Third	270,978	47,275	15,519	0.37
Fourth	305,677	55,598	17,717	0.42

	$1,061,169	$184,147	$59,447	$1.42

17. Allowance for Doubtful Accounts

	May 31,
	2008	2007	2006
Balance, beginning of year	$3,885	$6,466	$5,863
Provision charged to operations	3,460	1,500	2,580
Deductions for accounts written off, net of recoveries	(1,368)	(4,081)	(1,977)

Balance, end of year	$5,977	$3,885	$6,466

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2008, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

        There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "AIR". On October 29, 2007, our Chief Executive Officer certified to the NYSE pursuant to Rule 303A.12(a) that, as of the date of that certification, he was not aware of any violation by the Company of the NYSE's Corporate Governance listings standards.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of AAR CORP. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems which are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of its internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2008.

        The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our Company's consolidated subsidiaries except for Summa and Avborne, businesses acquired by our Company on December 3, 2007 and March 5, 2008, respectively. Our Company's consolidated net sales for the year-ended May 31, 2008 were $1,384,919 of which Summa and Avborne represented $67,309. Our Company's consolidated total assets as of May 31, 2008 were $1,362,010, of which Summa and Avborne represented $126,957.

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited AAR CORP. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        The scope of management's assessment of the effectiveness of internal control over financial reporting as of May 31, 2008 includes all of the Company's subsidiaries except for Summa Technology, Inc. (Summa) and Avborne Heavy Maintenance, Inc. (Avborne), businesses acquired by the Company on December 3, 2007 and March 5, 2008, respectively. The Company's consolidated net sales for the year-ended May 31, 2008 were $1,384,919 of which Summa and Avborne represented $67,309. The Company's consolidated total assets as of May 31, 2008 were $1,362,010, of which Summa and Avborne represented $126,957. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over the financial reporting of Summa and Avborne.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2008, and our report dated July 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Chicago, Illinois July 10, 2008

ITEM 9B.    OTHER INFORMATION

        Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about the Nominees and Continuing Directors" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "Corporate Governance—Board Committees" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Business Conduct and Ethics" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. For a description of those procedures, see the caption "Corporate Governance—Board Committees—Nominating and Governance Committee" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the captions "Executive Compensation—Compensation Committee's Report on Executive Compensation," "Executive Compensation—Summary Compensation Table," "Executive Compensation—Grants of Plan-Based Awards Table," "Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table," "Executive Compensation—Option Exercises and Stock Vested Table," "Executive Compensation—Pension Benefits Table," "Executive Compensation—Non-Qualified Deferred Compensation Table," "Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control of the Company," "Corporate Governance—Director Compensation," and "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

        The following table provides information as of May 31, 2008 with respect to the Company's compensation plans under which equity securities of the Company are authorized for issuance (shares in thousands):

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,425	$21.53	3,696
Equity compensation plans not approved by security holders	—	—	—

Total	1,425	$21.53	3,696

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Corporate Governance—Director Independence" and "Corporate Governance—Related Person Transaction Policy" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Financial Statement Disclosures

        The following financial statements are filed as a part of this report under "Item 8—Financial Statements and Supplementary Data".

Page
Report of Independent Registered Public Accounting Firm	28
Financial Statements—AAR CORP. and Subsidiaries:
Consolidated Statements of Operations for the three years ended May 31, 2008	29
Consolidated Balance Sheets as of May 31, 2008 and 2007	30–31
Consolidated Statements of Stockholders' Equity for the three years ended May 31, 2008	32
Consolidated Statements of Cash Flows for the three years ended May 31, 2008	33
Notes to Consolidated Financial Statements	34–67
Selected quarterly data (unaudited) for the years ended May 31, 2008 and 2007 (Note 16 of Notes to Consolidated Financial Statements)	67

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

AAR CORP. (Registrant)
Date: July 10, 2008	BY:	/s/ DAVID P. STORCH David P. Storch Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. STORCH David P. Storch	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	President and Chief Operating Officer; Director
/s/ RICHARD J. POULTON Richard J. Poulton	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President and Controller (Principal Accounting Officer)
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director
/s/ JAMES G. BROCKSMITH, JR. James G. Brocksmith, Jr.	Director	July 10, 2008
/s/ GERALD F. FITZGERALD, JR. Gerald F. Fitzgerald, Jr.	Director
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director
/s/ JAMES E. GOODWIN James E. Goodwin	Director
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
/s/ RONALD B. WOODARD Ronald B. Woodard	Director

	Index		Exhibits

3	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[20]
		3.2	By-Laws as amended and restated through July 9, 2008.[40]
4	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and Computershare Trust Company dated July 11, 2007.[33]
4.4
Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[3] First Supplemental Indenture thereto dated August 26, 1991;[4] Second Supplemental Indenture thereto dated December 10, 1997.[10]
		4.5	Officers' certificates relating to debt securities dated October 24, 1989[6] and October 12, 1993.[6]
		4.6	Note Purchase Agreement dated May 1, 2001 between Registrant and various purchasers, relating to the issuance of debt securities to institutional investors.[13]
		4.7	Form of 2.875% Senior Convertible Note.[18]
		4.8	Indenture between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated February 3, 2004.[18]
		4.9	Loan Agreement dated July 15, 2005 between Registrant's Subsidiary, AAR Wood Dale LLC and Principal Commercial Funding, LLC.[22]
		4.10	Purchase Agreement between AAR CORP. and Merrill Lynch & Co., for itself and as representative of the other Initial Purchasers, dated January 26, 2006.[26]
		4.11	Form of 1.75% Senior Convertible Note.[27]
		4.12	Indenture between AAR CORP. and U.S. Bank, National Association, as trustee, dated February 1, 2006.[27]
4.13
Credit Agreement dated August 31, 2006 among AAR CORP., LaSalle Bank National Association, as administrative agent, and the various financial institutions party thereto,[31] as amended August 31, 2007,[35] and March 14, 2008.[38]
		4.14	Purchase Agreement between AAR CORP. and Merrill Lynch & Co., for itself and as representative of the other Initial Purchasers, dated February 5, 2008.[36]
		4.15	Form of 1.625% Convertible Senior Note due 2014.[37]
		4.16	Form of 2.25% Convertible Senior Note due 2016.[37]

		4.17	Indenture for 1.625% Convertible Senior Notes due 2014 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[37]
		4.18	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[37]
4.19
Registration Rights Agreement for 2014 Notes between AAR CORP. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers, dated February 11, 2008.[37]
4.20
Registration Rights Agreement for 2016 Notes between AAR CORP. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers, dated February 11, 2008.[37]
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10	Material Contracts	10.1*	Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[14] as amended June 27, 2003,[16] May 5, 2005,[21] July 12, 2005,[28] June 23, 2006[33] and January 23, 2007.[33]
10.2*
Death Benefit Agreement dated August 24, 1984 between the Registrant and Ira A. Eichner.[1] Amendments thereto dated August 12, 1988,[2] May 25, 1990[11] and October 9, 1996,[11] and his agreement to terminate such Death Benefit Agreement dated May 30, 1999.[11]
		10.3*	Trust Agreement dated August 12, 1988 between the Registrant and Ira A. Eichner[2] and amendments thereto dated May 25, 1990,[8] February 4, 1994,[7] October 9, 1996[11] and May 30, 1999.[11]
		10.4*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[5] amended May 26, 2000[12] and April 10, 2001.[13]
		10.5*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005,[30] as amended July 11, 2007[33] and October 17, 2007.[38]
		10.6*	Amended and Restated Employment Agreement dated May 31, 2006 between the Registrant and David P. Storch.[29]
		10.7*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[13]
		10.8*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko.[12]

10.9*	AAR CORP. Nonemployee Directors' Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.[32]
10.10*	Severance and Change in Control Agreement dated January 14, 2000 between the Registrant and James J. Clark.[15]
10.11	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[17]
10.12
Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[17]
10.13*	Consulting Agreement dated October 19, 2005 between the Registrant and Ira A. Eichner.[24]
10.14	Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of June 14, 2004, as amended January 21, 2005[21] and May 19, 2006.[32]
10.15*	Form of Non-Qualified Stock Option Agreement.[21]
10.16*	Form of Restricted Stock Agreement.[21]
10.17*	Form of Performance Restricted Stock Agreement (filed herewith).
10.18*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[25]
10.19*	Form of Director Restricted Stock Agreement.[28]
10.20*	Form of Split Dollar Insurance Agreement.[32]
10.21*	Form of Management Incentive Plan.[32]
10.22	Confirmation of OTC Convertible Note Hedge Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[36]
10.23	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[36]
10.24	Confirmation of OTC Warrant Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[36]
10.25	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[36]
10.26*	Amended and Restated Letter Agreement dated as of June 5, 2008 between AAR CORP. and Howard A. Pulsifer.[39]

		10.27	Form of Severance and Change in Control Agreement effective from and after July 9, 2008 (entered into between the Registrant and each of Richard J. Poulton and Robert J. Regan).[40]
21	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 10, 2008 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		31.2	Section 302 Certification dated July 10, 2008 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).
32	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 10, 2008 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 10, 2008 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).

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

22
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 15, 2005.

23
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

24
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 24, 2005.

25
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.

26
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 26, 2006.

27
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 1, 2006.

28
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.

29
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 31, 2006.

30
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 9, 2006.

31
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 5, 2006.

32
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

33
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

34
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 12, 2007.

35
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 5, 2007.

36
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 11, 2008.

37
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 14, 2008.

38
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2008.

39
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 5, 2008.

40
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 11, 2008.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS (Dollars in thousands)
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES