Form 10-Q
period 2008-08-31
AAR CORP
filed 2008-09-23
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2008

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

Large accelerated filer   ☒     Accelerated filer   ☐     Non-accelerated filer   ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of August 31, 2008, there were 38,745,322 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2008

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2008 and May 31, 2008

(In thousands)

	August 31,	May 31,
	2008	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$75,988	$109,391
Accounts receivable, less allowances of $5,802 and $5,977, respectively	202,207	202,472
Inventories	303,212	296,610
Equipment on or available for short-term lease	140,211	138,998
Deposits, prepaids and other	23,789	17,657
Deferred tax assets	18,303	18,303
Total current assets	763,710	783,431

Property, plant and equipment, net of accumulated depreciation of $169,603 and $166,070, respectively	148,844	146,435

Other assets:
Goodwill and other intangible assets, net	129,070	129,719
Equipment on long-term lease	166,947	163,958
Investment in joint ventures	43,731	42,734
Other	98,460	95,733
	438,208	432,144
	$1,350,762	$1,362,010

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2008 and May 31, 2008

(In thousands)

	August 31,	May 31,
	2008	2008
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$1,362	$1,036
Current maturities of long-term debt	200	200
Current maturities of non-recourse long-term debt	19,893	20,212
Current maturities of long-term capital lease obligations	1,566	1,546
Accounts payable	93,171	99,073
Accrued liabilities	87,235	96,432
Total current liabilities	203,427	218,499

Long-term debt, less current maturities	466,258	478,308
Non-recourse debt	18,594	19,190
Capital lease obligations	9,941	10,420
Deferred tax liabilities	28,625	28,011
Other liabilities and deferred income	20,974	22,327
	544,392	558,256

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 43,963 and 43,932 shares, respectively	43,963	43,932
Capital surplus	325,743	324,074
Retained earnings	349,596	331,196
Treasury stock, 5,218 and 5,159 shares at cost, respectively	(101,745)	(100,935)
Accumulated other comprehensive loss	(14,614)	(13,012)
	602,943	585,255
	$1,350,762	$1,362,010

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended August 31, 2008 and 2007

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	August 31,
	2008	2007
Sales:
Sales from products	$295,318	$250,212
Sales from services	56,822	46,070
Sales from leasing	7,764	9,678
	359,904	305,960

Cost and operating expenses:
Cost of products	240,244	204,888
Cost of services	48,566	38,605
Cost of leasing	3,956	5,927
Selling, general and administrative and other	36,798	30,662
	329,564	280,082

Earnings from joint ventures	1,448	1,020

Operating income	31,788	26,898

Gain on extinguishment of debt	1,110	—

Interest expense	(4,673)	(4,338)
Interest income	366	583

Income from continuing operations before provision for income taxes	28,591	23,143

Provision for income taxes	9,860	7,888

Income from continuing operations	18,731	15,255

Discontinued operations:
Operating loss, net of tax	(331)	(102)
Net income	$18,400	$15,153

Earnings per share – basic:
Earnings from continuing operations	$0.49	$0.41
Loss from discontinued operations	(0.01)	—
Earnings per share – basic	$0.48	$0.41

Earnings per share – diluted:
Earnings from continuing operations	$0.45	$0.36
Loss from discontinued operations	(0.01)	—
Earnings per share – diluted	$0.44	$0.36

Weighted average common shares outstanding – basic	38,074	36,836
Weighted average common shares outstanding – diluted	42,849	43,789

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2008 and 2007

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,
	2008	2007
Cash flows from operating activities:
Net income	$18,400	$15,153
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	11,001	9,606
Deferred tax provision–continuing operations	956	351
Tax benefits from exercise of stock options	(55)	(1,909)
Gain on extinguishment of debt	(1,110)	—
Earnings from joint ventures	(1,448)	(1,020)
Changes in certain assets and liabilities:
Accounts and trade notes receivable	566	13,703
Inventories	(5,623)	6,393
Equipment on or available for short-term lease	(1,971)	(5,820)
Equipment on long-term lease	(6,030)	(5,502)
Accounts payable	(5,593)	(15,343)
Accrued liabilities and taxes on income	(8,999)	(2,443)
Other liabilities	(1,443)	(5,475)
Other, deposits and program costs	(9,150)	(5,634)
Net cash provided from (used in) operating activities	(10,499)	2,060
Cash flows from investing activities:
Property, plant and equipment expenditures	(8,734)	(6,881)
Proceeds from disposal of assets	16	—
Investment in aircraft joint ventures	(76)	(22,130)
Investment in leveraged leases	99	718
Investment in available for sale securities	—	(10,931)
Other	(829)	(816)
Net cash used in investing activities	(9,524)	(40,040)
Cash flows from financing activities:
Proceeds from borrowings	405	1,881
Reduction in borrowings	(12,965)	(770)
Proceeds from capital lease obligations	—	12,880
Reduction in capital lease obligations	(459)	—
Financing costs	(10)	(500)
Purchase of treasury stock	—	(5,907)
Stock option exercises	141	3,090
Tax benefits from exercise of stock options	55	1,909
Net cash provided from (used in) financing activities	(12,833)	12,583
Effect of exchange rate changes on cash	(547)	101
Decrease in cash and cash equivalents	(33,403)	(25,296)
Cash and cash equivalents, beginning of period	109,391	83,317
Cash and cash equivalents, end of period	$75,988	$58,021

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2008 and 2007

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,
	2008	2007
Net income	$18,400	$15,153

Other comprehensive income (loss) -
Cumulative translation adjustments	(1,315)	716
Unrealized gain (loss) on investment.	(287)	305
Total comprehensive income	$16,798	$16,174

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise. The accompanying condensed consolidated financial statements include the accounts of AAR and its subsidiaries after elimination of intercompany accounts and transactions.

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of May 31, 2008 has been derived from audited financial statements. To prepare the financial statements in conformity with U.S. generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2008, and the condensed consolidated statements of operations, cash flows and comprehensive income for the three-month periods ended August 31, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

During the three-month periods ended August 31, 2008 and 2007, we granted stock options representing 184,750 shares and 88,000 shares, respectively, to a group of key leadership track employees.

Effective June 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

The weighted average fair value of stock options granted during the three-month periods ended August 31, 2008 and 2007 was $8.27 and $13.46, respectively. The fair value of each stock option grant

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	August 31,
	2008	2007
Risk-free interest rate	3.3%	4.9%
Expected volatility of common stock	38.9%	43.1%
Dividend yield	0.0%	0.0%
Expected option term in years	6.0	4.0

The following table summarizes stock option activity for the three-month period ended August 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
	(in thousands)			(in thousands)
Outstanding at May 31, 2008	1,425	$21.53
Granted	185	$19.26
Exercised	(19)	$7.71
Cancelled	(9)	$24.74
Outstanding at August 31, 2008	1,582	$21.29	5.4	$1,890
Exercisable at August 31, 2008	1,287	$20.40	4.6	$1,890

The total fair value of stock options that vested during the three-month periods ended August 31, 2008 and 2007 was $434 and $231, respectively. The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2008 and 2007 was $158 and $4,702, respectively. The tax benefit realized from stock options exercised during the three-month periods ended August 31, 2008 and 2007 was $55 and $1,909. As of August 31, 2008, we had $3,007 of unearned compensation related to stock options that will be amortized over an average period of five years.

The fair value of restricted shares is the market value of our common stock on the date of grant. Amortization expense related to restricted shares during the three-month periods ended August 31, 2008 and 2007 was $1,310 and $1,348, respectively.

Restricted share activity during the three-month period ended August 31, 2008 is as follows:

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
	(in thousands)
Nonvested at May 31, 2008	940	$24.44
Granted	23	$14.03
Vested	(267)	$15.98
Forfeited	(9)	$33.37
Nonvested at August 31, 2008	687	$27.31

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

During the three-month period ended August 31, 2008, we granted a total of 22,500 restricted shares to members of the Board of Directors. As of August 31, 2008 we had $10,663 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.7 years.

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

Note 4 – Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2008	2008
Raw materials and parts	$64,825	$55,183
Work-in-process	46,370	47,576
Purchased aircraft, parts, engines and components held for sale	192,017	193,851
	$303,212	$296,610

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 5 – Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2008	2007
Interest paid	$4,394	$6,630
Income taxes paid	9,771	347
Income tax refunds received	418	25

Note 6 – Financing Arrangements

During the first quarter of fiscal 2009, we retired $12,000 of our 1.75% convertible notes due February 1, 2026 for $10,633. The net gain from this transaction was $1,110, including pro-rata write-off of associated debt issuance costs, and is recorded in gain from extinguishment of debt on the condensed consolidated statements of operations.

During February 2008, we completed the sale of $250,000 of convertible notes, consisting of $137,500 aggregate principal amount of 1.625% convertible senior notes due 2014 and $112,500 aggregate principal amount of 2.25% convertible senior notes due 2016 (together, the “Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest under the Notes is payable semiannually on March 1 and September 1, beginning September 1, 2008.

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

The Notes are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated expenses. Costs associated with this transaction of approximately $6,028 are being amortized using the effective interest method over a six- and eight-year period.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

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

Note 7 – Earnings per Share

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

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2008 and 2007.

	Three Months Ended
	August 31,
	2008	2007
Income from continuing operations	$18,731	$15,255
Loss from discontinued operations, net of tax	(331)	(102)
Net income	$18,400	$15,153

Basic shares:
Weighted average common shares outstanding	38,074	36,836

Earnings per share – basic:
Earnings from continuing operations	$0.49	$0.41
Loss from discontinued operations	(0.01)	—
Earnings per share – basic	$0.48	$0.41

Net income	$18,400	$15,153
Add: After-tax interest on convertible debt	383	491
Net income for diluted EPS calculation	$18,783	$15,644

Diluted shares:
Weighted average common shares outstanding	38,074	36,836
Additional shares from the assumed exercise of stock options	77	510
Additional shares from the assumed vesting of restricted stock	9	466
Additional shares from the assumed conversion of convertible debt	4,689	5,977
Weighted average common shares outstanding – diluted	42,849	43,789

Earnings per share – diluted:
Earnings from continuing operations	$0.45	$0.36
Loss from discontinued operations	(0.01)	—
Earnings per share – diluted	$0.44	$0.36

At August 31, 2008 and 2007, respectively, stock options to purchase 1,216,000 and 88,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 8 – Aircraft Joint Ventures

Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting. Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft. Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis. Twenty-nine aircraft were held in the joint ventures at May 31, 2008. Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies. For the three-month periods ended August 31, 2008 and 2007 we were paid $0 and $196, respectively, for such services. The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended
	August 31,
	2008	2007
Statement of operations information:
Sales	$13,212	$9,861
Income before provision for income taxes	3,286	2,331

	August 31,	May 31,
	2008	2008
Balance sheet information:
Assets	$315,033	$320,093
Debt	226,502	233,662
Members’ capital	82,026	80,299

Note 9 – Discontinued Operations

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business based in Frankfort, New York. Net assets of the business were approximately $3,500 at August 31, 2008 and consisted of $1,300 of accounts receivable, $700 of inventory, $1,700 of net property, plant and equipment and $200 of accounts payable.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

Revenues and pre-tax operating loss for the three-month periods ended August 31, 2008 and 2007 for discontinued operations are summarized as follows:

	Three Months Ended
	August 31,
	2008	2007
Revenues	$386	$1,525
Pre-tax operating loss	(508)	(157)

Note 10 – Acquisitions

On December 3, 2007, we acquired Summa Technology, Inc. (“Summa”), a leading provider of high-end sub-systems and precision machining, fabrication, welding and engineering services located in Huntsville, Alabama. Summa operates as part of our Structures and Systems segment. The purchase price was approximately $71,000 and was paid in cash.

On March 5, 2008, we acquired Avborne Heavy Maintenance, Inc. (“Avborne”) and a related entity located in Miami, Florida. Avborne is an independent provider of aircraft heavy maintenance checks, modifications, installations and painting services to commercial airlines, international cargo carriers and major aircraft leasing companies. The purchase price was approximately $40,000 and included a cash payment of $15,000 and the assumption of a $25,000 industrial revenue bond. Avborne operates as part of our Maintenance, Repair and Overhaul segment.

We have made a preliminary purchase price allocation for the Summa and Avborne acquisitions and are in the process of obtaining final valuations for the acquired net assets.

The following unaudited pro forma information is provided for acquisitions assuming the Summa and Avborne acquisitions occurred as of the beginning of fiscal year 2008:

Three Months Ended
August 31, 2007

Net sales	$343,278
Operating income	29,150
Net income	15,685
Earnings per share:
Basic	$0.43
Diluted	$0.37

Note 11 – Impairment Charges

During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750. These parts were acquired prior to September 11, 2001.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

We had previously recorded impairment charges of $5,360 during the fourth quarter of fiscal 2003 and $75,900 during the second quarter of fiscal 2002 related to engine and airframe parts and whole engines.

A summary of the carrying value of impaired inventory and engines, after giving effect to all impairment charges recorded by us is as follows:

	August 31,	May 31,	August 31,	November 30,
	2008	2008	2007	2001
Net impaired inventory and engines	$22,200	$22,900	$26,300	$89,600

Proceeds from sales of impaired inventory and engines for the three-month periods ended August 31, 2008 and 2007 were $600 and $900, respectively.

Note 12 – Business Segment Information

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

The accounting policies for the segments are the same as those described in Note 1 of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended May 31, 2008. Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure. The expenses and assets related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around differences in products and services.

AAR CORP. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment is as follows:

	Three Months Ended
	August 31,
	2008	2007
Sales:
Aviation Supply Chain	$153,514	$142,708
Maintenance, Repair and Overhaul	86,310	62,647
Structures and Systems	116,769	76,498
Aircraft Sales and Leasing	3,311	24,107
	$359,904	$305,960

	Three Months Ended
	August 31,
	2008	2007
Gross profit:
Aviation Supply Chain	$35,397	$31,964
Maintenance, Repair and Overhaul	12,753	8,040
Structures and Systems	17,454	9,121
Aircraft Sales and Leasing	1,534	7,415
	$67,138	$56,540

AAR CORP. and Subsidiaries
August 31, 2008
(In thousands)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We report our activities in four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing. The table below sets forth consolidated sales for our four business segments for the three-month periods ended August 31, 2008 and 2007.

	Three Months Ended
	August 31,
	2008	2007
Sales:
Aviation Supply Chain	$153,514	$142,708
Maintenance, Repair and Overhaul	86,310	62,647
Structures and Systems	116,769	76,498
Aircraft Sales and Leasing	3,311	24,107
	$359,904	$305,960

AAR CORP. and Subsidiaries

August 31, 2008

Since the early part of calendar year 2008, most U.S. air carriers have announced a new wave of cost reduction initiatives, including staffing reductions, route consolidations and capacity reductions.  We believe the announced capacity reductions impact 10-15% of the U.S. fleet and principally impact older-generation narrow-body and certain regional aircraft.  The announced fleet reductions are in response to high oil prices and softening economic conditions, and are expected to be mostly implemented beginning in the fall of 2008.  In addition, certain air carriers in the U.S. and abroad have filed for bankruptcy protection, and some have ceased operations.  A reduction in the global operating fleet of passenger aircraft will result in reduced demand for parts support and maintenance activities for the type of aircraft affected.

Recent severe disruptions in the financial markets, together with continued tightening in the credit markets, may affect our customers’ ability to raise debt or equity capital.  This may reduce the amount of liquidity available to our customers which, in turn, may limit their ability to buy parts, services and aircraft.  There is also uncertainty over the direction of the U.S. and global economies as a result of slower growth rates, higher unemployment and weak housing markets.  We are monitoring economic conditions for their impact on our customers and markets and assessing both risks and opportunities that may affect our business.

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

During the first quarter of fiscal 2009, sales to defense customers increased 32.2% and represented 40% of consolidated sales.  We continue to see opportunities to provide performance-based logistics services and manufactured products supporting our defense customers’ requirements.  Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Three-Month Period Ended August 31, 2008

Consolidated sales for the first quarter ended August 31, 2008 increased $53,944 or 17.6% over the prior year period.  Sales to commercial customers increased 9.7% compared to the prior year reflecting the favorable impact of the Avborne acquisition, increased demand for airframe maintenance and landing gear overhaul and strength in supply chain programs.  Sales to defense customers increased 32.2% reflecting the favorable impact of the Summa acquisition and continued strong demand for performance-based logistics programs and specialized mobility products.

In the Aviation Supply Chain segment, sales increased $10,806 or 7.6% reflecting continued strong demand for parts support from defense-related performance-based logistics programs and aftermarket parts sales to commercial customers.  Gross profit in the Aviation Supply Chain segment increased $3,433 or 10.7% primarily due to the increased sales volume and the gross profit margin percentage increased to 23.1% from 22.4% in the prior year due to the favorable mix of inventories sold.

In the Maintenance, Repair and Overhaul segment, sales increased $23,663 or 37.8% over the prior year.  The increase in sales is attributable to the inclusion of revenue from Avborne, which was acquired in March 2008 and contributed approximately $13,000 of revenue during the first quarter of fiscal 2009, as well as increased revenues at our landing gear overhaul business and airframe maintenance

AAR CORP. and Subsidiaries

August 31, 2008

centers.  Gross profit in the Maintenance, Repair and Overhaul segment increased $4,713 or 58.6%, and the gross profit margin percentage increased to 14.8% from 12.8% in the prior year due to increased volume and operational improvement initiatives.

In the Structures and Systems segment, sales increased $40,271 or 52.6% over the prior year.  The increase in sales is attributable to the inclusion of revenue from Summa, which was acquired in December 2007 and contributed approximately $28,000 of revenue during the first quarter of fiscal 2009, as well as continued strong demand for specialized mobility products.  Gross profit in the Structures and Systems segment increased $8,333 or 91.4%, and the gross profit percentage increased to 14.9% from 11.9% in the prior year due to increased volume and increased shipments of higher margin products in our mobility systems business.

In the Aircraft Sales and Leasing segment, sales decreased $20,796 or 86.3% compared with the prior year.  During the first quarter of this fiscal year, we did not sell any aircraft from our wholly-owned aircraft portfolio whereas during the first quarter of the prior year, we sold two aircraft from our wholly-owned portfolio.  Gross profit in the Aircraft Sales and Leasing segment decreased $5,881 or 79.3% from the prior year as a result of the reduction in aircraft sales.  Our recent strategy in the Aircraft Sales and Leasing segment has been to invest in aircraft through participation in joint ventures and for our own account.  At August 31, 2008, the total number of aircraft held in joint ventures was 29 (see Note 8 of Notes to Condensed Consolidated Financial Statements).  Earnings from joint ventures increased $428 compared to the prior year.  We also own eight aircraft outside of the joint ventures.  Of the eight aircraft owned by us outside the aircraft joint ventures, four were acquired prior to September 11, 2001.

Operating income increased $4,890 or 18.2% compared with the prior year’s quarter due to increased sales and gross profit, partially offset by an increase in selling, general and administrative expenses.  Selling, general and administrative expenses increased $6,136 reflecting the impact of acquisitions and increased spending to support growth as well as investments in operational improvement initiatives.  Selling, general and administrative expenses also increased $1,414 due to an increase in the allowance for doubtful accounts and severance expense recognized during the quarter.   Net interest expense increased $552 or 14.7% over the prior year principally due to interest on our convertible notes issued in February 2008. Our effective income tax rate increased slightly to 34.5% compared to 34.1% in the prior year.

During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Income from continuing operations was $18,731 for the first quarter of fiscal 2009 compared to $15,255 in the prior year due to the factors discussed above.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets.  In addition to these cash sources, our current capital resources include our unsecured credit facility.  We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including general economic conditions, airline industry conditions, geo-political events, including the war on terrorism, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. We have a universal shelf registration on file with the Securities and Exchange Commission under which, subject

AAR CORP. and Subsidiaries

August 31, 2008

to market conditions, up to $163,675 of common stock, preferred stock or medium- or long-term debt securities may be issued or sold before December 1, 2008.

At August 31, 2008, our liquidity and capital resources included cash of $75,988 and working capital of $560,283.  Our revolving credit agreement, as amended (the “Credit Agreement”) with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.  The term of our Credit Agreement extends to August 31, 2011.  Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 237.5 basis points based on certain financial measurements.  There were no borrowings outstanding under this facility at August 31, 2008, however, there were approximately $11,500 of outstanding letters of credit which reduced the availability of this facility.  In addition to our domestic facility, we also have $1,946 available under a foreign line of credit.

During the three-month period ended August 31, 2008, our operating activities used $10,499 of cash principally reflecting an increase in inventories, equipment on short- and long-term lease and inventory deposits (reflected in “other”) to support our continued growth, as well as a reduction in accounts payable and accrued liabilities.  Cash used in operating activities benefitted from net income and depreciation and amortization of $29,401.

During the three-month period ended August 31, 2008, our investing activities used $9,524 of cash principally as a result of capital expenditures of $8,734 which reflects capacity expansion and capability improvements in our Structures and Systems and Maintenance, Repair and Overhaul segments.

During the three-month period ended August 31, 2008, our financing activities used $12,833 of cash which reflects $12,965 of reduction in borrowings (see Note 6 to Condensed Consolidated Financial Statements).

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

AAR CORP. and Subsidiaries

August 31, 2008

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

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (A400M).  We are subcontractor to Pfalz Flugzeugwerke GmbH (PFW) on this Airbus

AAR CORP. and Subsidiaries

August 31, 2008

program.  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2015, based on sales projections of the A400M.  As of August 31, 2008, we have incurred approximately $48,000 of costs associated with the engineering and development of the cargo system and have capitalized these costs in accordance with SOP 81-1 “Accounting for Performance of Construction – Type and Certain Production – Type Contracts”. Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157) “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets that are carried at fair value on a recurring basis in financial statements.  In November 2007, the FASB provided a one year deferral of the implementation of SFAS 157 for other non-financial assets and liabilities.  We adopted the provisions of SFAS 157 effective June 1, 2008.  The adoption did not have an impact on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51.”  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, effective for us as of June 1, 2009, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income.  The provisions of this standard must be applied retrospectively upon adoption.  We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial position.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations.”  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of SFAS 141(R) are effective for our business combinations occurring on or after June 1, 2009.

AAR CORP. and Subsidiaries

August 31, 2008

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and is effective for fiscal years beginning after November 15, 2008.  We do not expect the adoption of SFAS 161 will have a material impact on our results of operations or financial condition.

In May 2008, the FASB issued Staff Position FSP APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires companies that have issued convertible debt that may be settled wholly or partly in cash when converted, to account for the debt and equity components separately.  The value assigned to the bond liability is the estimated value of a similar bond without the conversion feature as of the issuance date.  The difference between the proceeds for the convertible debt and the amount reflected as a bond liability is recorded as additional paid-in-capital.  Interest expense is recorded using the issuer’s comparable debt rate.  FSP APB 14-1 will be effective for us beginning June 1, 2009 (fiscal 2010) and will require retrospective application.  We continue to review the impact of FSP APB 14-1 on our financial statements, however, we are currently estimating, based on the outstanding convertible notes, the implementation of FSP APB 14-1 will result in a reduction of our convertible notes of approximately $95,000, an increase in capital surplus of approximately $62,000 and an increase in deferred taxes of approximately $33,000.  In addition, we expect the implementation of FSP APB 14-1 will reduce our diluted earnings per share by $0.12 to $0.15 per share in fiscal 2010.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information available to the Company as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Part II, Item 1A under the heading “Risk Factors”.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company’s control.  The Company assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

AAR CORP. and Subsidiaries

August 31, 2008

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our market risk as set forth in Item 7A of our Annual Report on Form 10-K for the year ended May 31, 2008.

Item 4 – Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2008.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2008.

Item 6 – Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	September 23, 2008	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1	Form of Directors’ and Officers’ Indemnification Agreement (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 23, 2008 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 23, 2008 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 23, 2008 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 23, 2008 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).