Form 10-Q
period 2008-11-30
AAR CORP
filed 2008-12-23
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of November 30, 2008, there were 38,670,275 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2008

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2008 and May 31, 2008

(In thousands)

	November 30,	May 31,
	2008	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$121,764	$109,391
Accounts receivable, less allowances of $5,108 and $5,977, respectively	203,182	202,472
Inventories	326,557	296,610
Equipment on or available for short-term lease	148,934	138,998
Deposits, prepaids and other	17,384	17,657
Deferred tax assets	19,987	18,303
Total current assets	837,808	783,431

Property, plant and equipment, net of accumulated depreciation of $165,826 and $166,070, respectively	149,753	146,435

Other assets:
Goodwill and other intangible assets, net	127,096	129,719
Equipment on long-term lease	124,727	163,958
Investment in joint ventures	43,496	42,734
Other	99,133	95,733
	394,452	432,144
	$1,382,013	$1,362,010

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2008 and May 31, 2008

(In thousands)

	November 30,	May 31,
	2008	2008
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$75,749	$1,036
Current maturities of long-term debt	200	200
Current maturities of non-recourse long-term debt	11,941	20,212
Current maturities of long-term capital lease obligations	1,575	1,546
Accounts payable	108,076	99,073
Accrued liabilities	68,730	96,432
Total current liabilities	266,271	218,499

Long-term debt, less current maturities	409,648	478,308
Non-recourse debt	18,131	19,190
Capital lease obligations	9,674	10,420
Deferred tax liabilities	37,258	28,011
Other liabilities and deferred income	20,237	22,327
	494,948	558,256

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 43,955 and 43,932 shares, respectively	43,955	43,932
Capital surplus	326,208	324,074
Retained earnings	369,330	331,196
Treasury stock, 5,218 and 5,159 shares at cost, respectively	(101,745)	(100,935)
Accumulated other comprehensive loss	(16,954)	(13,012)
	620,794	585,255
	$1,382,013	$1,362,010

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended November 30, 2008 and 2007

(Unaudited)

(In thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Sales:
Sales from products	$287,241	$253,307	$582,559	$503,519
Sales from services	58,744	47,263	115,566	93,333
Sales from leasing	7,587	10,077	15,351	19,755
	353,572	310,647	713,476	616,607
Costs and operating expenses:
Cost of products	231,251	204,127	471,495	409,015
Cost of services	49,180	38,702	97,746	77,307
Cost of leasing	3,299	7,468	7,255	13,395
Cost of sales-impairment charge	21,033	—	21,033	—
Selling, general and administrative and other	38,205	30,941	75,003	61,603
	342,968	281,238	672,532	561,320
Earnings from joint ventures	4,364	1,965	5,812	2,985
Operating income	14,968	31,374	46,756	58,272
Gain on extinguishment of debt	22,098	—	23,208	—
Interest expense	(4,981)	(5,026)	(9,654)	(9,364)
Interest income and other	496	1,003	862	1,586
Income from continuing operations before provision for income taxes	32,581	27,351	61,172	50,494
Provision for income taxes	11,229	9,463	21,089	17,351
Income from continuing operations	21,352	17,888	40,083	33,143
Discontinued operations, net of tax:
Operating loss	(215)	(33)	(546)	(135)
Loss on disposal	(1,403)	—	(1,403)	—
Loss from discontinued operations	(1,618)	(33)	(1,949)	(135)
Net income	$19,734	$17,855	$38,134	$33,008
Earnings per share – basic:
Earnings from continuing operations	$0.56	$0.49	$1.05	$0.90
Loss from discontinued operations	(0.04)	—	(0.05)	—
Earnings per share – basic	$0.52	$0.49	$1.00	$0.90
Earnings per share – diluted:
Earnings from continuing operations	$0.51	$0.42	$0.95	$0.78
Loss from discontinued operations	(0.04)	—	(0.04)	—
Earnings per share – diluted	$0.47	$0.42	$0.91	$0.78
Weighted average common shares outstanding – basic	38,079	36,841	38,088	36,858
Weighted average common shares outstanding – diluted	42,802	43,732	42,877	43,770

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2008 and 2007

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,
	2008	2007
Cash flows from operating activities:
Net income	$38,134	$33,008
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	21,486	19,391
Deferred tax provision – continuing operations	6,517	1,452
Tax benefits from exercise of stock options	(58)	(2,184)
Impairment charge	21,033	—
Gain on extinguishment of debt	(23,208)	—
Earnings from joint ventures	(5,812)	(2,985)
Loss on disposal of business, net of tax	1,403	—
Gain on sale of investment	—	(605)
Changes in certain assets and liabilities:
Accounts and trade notes receivable	(2,636)	9,694
Inventories	(28,663)	(30,097)
Equipment on or available for short-term lease	182	(52,173)
Equipment on long-term lease	257	(4,364)
Accounts payable	10,020	(11,883)
Accrued liabilities and taxes on income	(25,781)	7,285
Other liabilities	(1,739)	(6,817)
Other, deposits and program costs	(3,008)	(8,872)
Net cash provided from (used in) operating activities	8,127	(49,150)
Cash flows from investing activities:
Property, plant and equipment expenditures	(16,697)	(14,112)
Proceeds from disposal of assets	16	—
Proceeds from sale of business	100	—
Proceeds from aircraft joint ventures	3,900	877
Investment in aircraft joint ventures	(96)	(23,289)
Proceeds from sale of available for sale securities	—	11,536
Investment in available for sale securities	—	(10,931)
Investment in leveraged leases	(26)	627
Other	(884)	(1,204)
Net cash used in investing activities	(13,687)	(36,496)
Cash flows from financing activities:
Proceeds from borrowings	75,564	22,686
Reduction in borrowings	(55,378)	(2,719)
Proceeds from capital lease obligations	—	12,880
Reduction in capital lease obligations	(717)	(340)
Financing costs	(10)	(500)
Purchase of treasury stock	—	(8,147)
Stock option exercises	152	4,438
Tax benefits from exercise of stock options	58	2,184
Net cash provided from financing activities	19,669	30,482
Effect of exchange rate changes on cash	(1,736)	216
Increase (decrease) in cash and cash equivalents	12,373	(54,948)
Cash and cash equivalents, beginning of period	109,391	83,317
Cash and cash equivalents, end of period	$121,764	$28,369

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2008 and 2007

(Unaudited)

(In thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Net income	$19,734	$17,855	$38,134	$33,008

Other comprehensive income (loss) -
Cumulative translation adjustments	(1,676)	2,148	(2,990)	3,169
Unrealized loss on investment, net of tax	(664)	—	(952)	—
Total comprehensive income	$17,394	$20,003	$34,192	$36,177

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2008, the condensed consolidated results of operations, and comprehensive income for the three- and six-month periods ended November 30, 2008 and 2007, and the condensed consolidated cash flows for the six months ended November 30, 2008 and 2007.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

During the six-month periods ended November 30, 2008 and 2007, we granted stock options representing 184,750 shares and 88,000 shares, respectively, to a group of key leadership track employees.

Effective June 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

The weighted average fair value of stock options granted during the six-month periods ended November 30, 2008 and 2007 was $8.27 and $13.46, respectively.  The fair value of each stock option

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended November 30,
	2008	2007
Risk-free interest rate	3.3%	4.9%
Expected volatility of common stock	38.9%	43.1%
Dividend yield	0.0%	0.0%
Expected option term in years	6.0	4.0

The following table summarizes stock option activity for the six-month period ended November 30, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at May 31, 2008	1,425	$21.53
Granted	185	$19.26
Exercised	(20)	$7.86
Cancelled	(85)	$19.85
Outstanding at November 30, 2008	1,505	$21.37	5.4	$2,410
Exercisable at November 30, 2008	1,212	$20.44	4.5	$2,410

The total fair value of stock options that vested during the six-month periods ended November 30, 2008 and 2007 was $434 and $231, respectively.  The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2008 and 2007 was $166 and $5,619, respectively.  The tax benefit realized from stock options exercised during the six-month periods ended November 30, 2008 and 2007 was $58 and $2,184.  Expense charged to operations for stock options during the three-month periods ended November 30, 2008 and 2007 was $196 and $119, respectively.  Expense charged to operations for stock options during the six-month periods ended November 30, 2008 and 2007 was $389 and $227, respectively.  As of November 30, 2008, we had $2,811 of unearned compensation related to stock options that will be amortized over an average period of five years.

The fair value of restricted shares is the market value of our common stock on the date of grant.  Amortization expense related to restricted shares during the three-month periods ended November 30, 2008 and 2007 was $1,340 and $1,576, respectively.    Amortization expense related to restricted shares during the six-month periods ended November 30, 2008 and 2007 was $2,649 and $2,924, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

Restricted share activity during the six-month period ended November 30, 2008 is as follows:

	Number of Shares	Weighted Average Fair Value on Grant Date
	(in thousands)
Nonvested at May 31, 2008	940	$24.44
Granted	23	$14.03
Vested	(270)	$16.01
Forfeited	(20)	$28.77
Nonvested at November 30, 2008	673	$27.43

During the six-month period ended November 30, 2008, we granted a total of 22,500 restricted shares to members of the Board of Directors. As of November 30, 2008 we had $9,081 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.5 years.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 4 – Inventory

The summary of inventories is as follows:

	November 30, 2008	May 31, 2008
Raw materials and parts	$64,146	$55,183
Work-in-process	51,154	47,576
Purchased aircraft, parts, engines and components held for sale	211,257	193,851
	$326,557	$296,610

Note 5 – Supplemental Cash Flow Information

	Six Months Ended November 30,
	2008	2007
Interest paid	$8,803	$8,456
Income taxes paid	25,565	6,677
Income tax refunds received	417	344

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 6 – Financing Arrangements

A summary of our recourse and non-recourse long-term debt is as follows:

	November 30, 2008	May 31, 2008
Recourse debt

Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	$42,000	$42,000
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	121,694	137,500
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	85,025	112,500
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	124,721	150,000
Industrial revenue bonds (secured by trust indenture on property, plant and equipment) due December 1, 2010 and August 1, 2018 with floating interest rate, payable monthly	25,408	25,508
Total recourse debt	409,848	478,508
Current maturities of recourse debt	(200)	(200)
Long-term recourse debt	$409,648	$478,308

Non-recourse debt

Non-recourse note payable due October 31, 2008 with interest at 5.66%	$—	$7,881
Non-recourse note payable due March 31, 2009 with interest at 6.18%	9,578	10,048
Non-recourse note payable due July 19, 2012 with interest at 7.22%	15,060	15,725
Non-recourse note payable due April 3, 2015 with interest at 8.38%	5,434	5,748
Total non-recourse debt	30,072	39,402
Current maturities of non-recourse debt	(11,941)	(20,212)
Long-term non-recourse debt	$18,131	$19,190

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Upon conversion, a holder of the Notes will receive for each $1,000 principal amount, in lieu of common stock, an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value of a number of shares of our common stock equal to the conversion rate. If the conversion value exceeds the principal amount, we will also deliver at our election, cash or common stock or a combination thereof having a value equal to such excess amount.

The Notes are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated expenses. Costs associated with this transaction of approximately $6,028 are being amortized using the effective interest method over a six- and eight-year period.

In connection with the issuance of the Notes, we entered into convertible note hedge transactions, (“Note Hedges”) with respect to our common stock with Merrill Lynch Financial Markets, Inc. (“Hedge Provider”). The Note Hedges are exercisable solely in connection with any conversion of the Notes and provide for us to receive shares of our common stock from the Hedge Provider equal to the number of shares issuable to the holders of the Notes upon conversion. We paid $69,676 for the Note Hedges.

In addition, we entered into separate warrant transactions with Merrill Lynch Financial Markets, Inc. whereby we issued warrants to purchase 7,028,000 shares of our common stock at an exercise price of $48.83 per share. We received $40,114 from the sale of these warrants. The Note Hedges and warrant transactions are intended to reduce potential dilution to our common stock upon future conversion of the Notes and generally have the effect of increasing the conversion price of the Notes to approximately $48.83 per share.

Net proceeds from the Notes transaction after paying expenses were approximately $214,410 and were used to repay the balance outstanding under our unsecured revolving credit facility, to pay for the net cost of the Note Hedges and warrant transactions and for general corporate purposes.

During the second quarter of fiscal 2009, we retired $13,279 of our 1.75% convertible notes due February 1, 2026, $15,806 of our 1.625% convertible notes due March 1, 2014 and $27,475 of our 2.25% convertible notes due March 1, 2016. Collectively, the convertible notes were retired for $33,263 cash, and the gain after consideration of unamortized debt issuance costs of $22,098 is recorded in gain on extinguishment of debt on the condensed consolidated statement of operations for the three month period ended November 30, 2008.

During the first quarter of fiscal 2009, we retired $12,000 of our 1.75% convertible notes due February 1, 2026 for $10,633. The net gain from this transaction was $1,110, including pro-rata write-off

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

of associated debt issuance costs, and is recorded in gain on extinguishment of debt on the condensed consolidated statements of operations.

Borrowings outstanding under our $250,000 unsecured revolving credit facility were $75,000 at November 30, 2008.

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

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Income from continuing operations	$21,352	$17,888	$40,083	$33,143
Loss from discontinued operations, net of tax	(1,618)	(33)	(1,949)	(135)
Net income	$19,734	$17,855	$38,134	$33,008

Basic shares:
Weighted average common shares outstanding	38,079	36,841	38,088	36,858

Earnings per share – basic:
Earnings from continuing operations	$0.56	$0.49	$1.05	$0.90
Loss from discontinued operations	(0.04)	—	(0.05)	—
Earnings per share - basic	$0.52	$0.49	$1.00	$0.90

Net income	$19,734	$17,855	$38,134	$33,008
Add: After-tax interest on convertible debt	377	491	761	983
Net income for diluted EPS calculation	$20,111	$18,346	$38,895	$33,991

Diluted shares:
Weighted average common shares outstanding	38,079	36,841	38,088	36,858
Additional shares from the assumed exercise of stock options	67	466	72	478
Additional shares from the assumed vesting of restricted stock	43	448	66	457
Additional shares from the assumed conversion of convertible debt	4,613	5,977	4,651	5,977
Weighted average common shares outstanding – diluted	42,802	43,732	42,877	43,770

Earnings per share – diluted:
Earnings from continuing operations	$0.51	$0.42	$0.95	$0.78
Loss from discontinued operations	(0.04)	—	(0.04)	—
Earnings per share - diluted	$0.47	$0.42	$0.91	$0.78

At November 30, 2008 and 2007, respectively, stock options to purchase 1,190,000 and 82,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 8 –Aircraft Portfolio

Joint Venture Aircraft

The Company owns aircraft with joint venture partners as well as aircraft which are wholly-owned.  As of November 30, 2008, the Company had ownership interests in 27 aircraft with joint venture partners.  During the second quarter of fiscal 2009, two aircraft from the Company’s joint venture portfolio were sold.  The gain on the sale of the two aircraft contributed to the increase in earnings from joint ventures on the condensed consolidated statements of operations for the three- and six-month periods ended November 30, 2008 as compared to the prior year.  All of the aircraft owned with joint venture partners were acquired in fiscal years 2006, 2007 and 2008.  As of November 30, 2008, our equity investment in the 27 aircraft owned with joint venture partners is approximately $40,800 and is included in investment in joint ventures on the condensed consolidated balance sheet.

Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Twenty-seven aircraft were held in the joint ventures at November 30, 2008.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the six-month periods ended November 30, 2008 and 2007 we were paid $0 and $232, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Statement of operations information:
Sales	$30,455	$16,276	$43,667	$26,136
Income before provision for income taxes	8,968	4,467	12,254	6,798

	November 30,		May 31,
	2008		2008
Balance sheet information:
Assets	$293,903		$320,093
Debt	208,294		233,662
Members’ capital	81,600	*	80,299

* AAR’s equity interest is $40,800.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we own seven aircraft for our own account which are considered wholly-owned.  Of the seven aircraft, one aircraft is a leveraged lease, two aircraft were financed with non-recourse debt, one aircraft was financed with a non-recourse capital lease and the other three have no debt (See Note 11 – Impairment Charges).  Our investment in the seven wholly-owned aircraft is comprised of the following components:

	November 30,	May 31,
	2008	2008
Gross carrying value	$71,113	$98,588
Non-recourse debt	(20,494)	(29,354)
Non-recourse capital lease obligation	(11,149)	(11,837)
Net AAR investment	$39,470	$57,397

Note 9 – Discontinued Operations

On November 25, 2008 we sold certain assets and liabilities of our industrial gas turbine engine business to the local management team.  We retained ownership of the land and building and entered into a five-year lease with the buyer.  As of November 30, 2008, the net book value of the land and building was $1,263.  The industrial gas turbine engine business was a unit in the Structures and Systems segment.  As consideration, we received cash of $100 and a $650 interest bearing note due in five equal annual installments beginning December 1, 2009.  The note is secured by accounts receivable, inventory and equipment.  We also have an opportunity to receive additional consideration based on the business achieving certain sales levels for a four-year period beginning January 1, 2009.  As a result of this transaction, we recorded a pre-tax charge of $2,209 ($1,403 after tax) in the second quarter ended November 30, 2008, representing the loss on disposal.  The loss on disposal represents the difference between the non-contingent consideration received and the net book value of the assets sold.

Revenues and pre-tax operating loss for the three- and six-month periods ended November 30, 2008 and 2007 for discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Revenues	$466	$1,660	$852	$3,185
Pre-tax operating loss	(333)	(50)	(841)	(207)
Pre-tax loss on disposal	(2,209)	—	(2,209)	—

Note 10 – Acquisitions

On December 3, 2007, we acquired Summa Technology, Inc. (“Summa”), a leading provider of high-end sub-systems and precision machining, fabrication, welding and engineering services located in Huntsville, Alabama.  Summa operates as part of our Structures and Systems segment.  The purchase price was approximately $71,000 and was paid in cash.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

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

We have made a preliminary purchase price allocation for the Avborne acquisition and are in the process of obtaining final valuations for the acquired net assets.

The following unaudited pro forma information is provided for acquisitions assuming the Summa and Avborne acquisitions occurred as of the beginning of fiscal year 2008:

	Three Months Ended	Six Months Ended
	November 30, 2007	November 30, 2007

Net sales	$354,316	$697,594
Operating income	34,969	64,119
Net income	19,308	34,992
Earnings per share:
Basic	$0.52	$0.95
Diluted	$0.45	$0.82

Note 11 – Impairment Charges

Aircraft – Acquired Pre-September 11, 2001

During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio.  The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions.  Based upon that review, and taking into consideration the desire to improve liquidity and generate cash, we made the decision to sell one of the four owned aircraft acquired before September 11, 2001, and offer two of the remaining three for sale.  As a result of this review and taking into consideration our assessment of current market conditions, the Company recorded a $21,033 pre-tax impairment charge to reduce the carrying value of the three aircraft to their net realizable value.  As of November 30, 2008, the carrying value of the two aircraft subject to the impairment charge and offered for sale was approximately $11,800.

Parts and Engines – Acquired Pre-September 11, 2001

The events of September 11, 2001 caused a severe and sudden disruption in the commercial airline industry, which brought about the rapid acceleration of the retirement of older generation aircraft.  Based on our assessment of these and other conditions, we reduced the value of certain inventory and engines that were acquired prior to September 11, 2001 during the three-month period ended November 30, 2001.  The net carrying value of the parts and engines after taking into consideration the Fiscal 2002 impairment charge was $89,600 as of November 30, 2001.  Since November 2001, we have been steadily reducing this pool of parts and engines.  As of November 30, 2008, the carrying value of the impaired parts and engines was approximately $19,500.  Proceeds from sales of impaired parts and engines for the six-month periods ended November 30, 2008 and 2007 were $1,300 and $1,600, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Sales:
Aviation Supply Chain	$146,082	$144,784	$299,596	$287,492
Maintenance, Repair and Overhaul	87,437	68,679	173,747	131,326
Structures and Systems	114,712	79,783	231,481	156,281
Aircraft Sales and Leasing	5,341	17,401	8,652	41,508
	$353,572	$310,647	$713,476	$616,607

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Gross profit (loss):
Aviation Supply Chain	$35,965	$34,970	$71,362	$66,934
Maintenance, Repair and Overhaul	13,503	9,921	26,256	17,961
Structures and Systems	18,856	10,784	36,310	19,905
Aircraft Sales and Leasing	(19,515)	4,675	(17,981)	12,090
	$48,809	$60,350	$115,947	$116,890

AAR CORP. and Subsidiaries

November 30, 2008

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We report our activities in four business segments:  Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.  The table below sets forth consolidated sales for our four business segments for the three- and six-month periods ended November 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Sales:
Aviation Supply Chain	$146,082	$144,784	$299,596	$287,492
Maintenance, Repair and Overhaul	87,437	68,679	173,747	131,326
Structures and Systems	114,712	79,783	231,481	156,281
Aircraft Sales and Leasing	5,341	17,401	8,652	41,508
	$353,572	$310,647	$713,476	$616,607

In early 2008, many U.S. air carriers announced a series of cost reduction initiatives, including staffing reductions, route consolidations and capacity reductions. The fleet reductions announced in early 2008 were principally in response to high oil prices. More recent capacity reductions have been in response to the deteriorating economic environment.  In addition, certain air carriers in the U.S. and abroad have filed for bankruptcy protection, and some have ceased operations.  A reduction in the global operating fleet of passenger aircraft will result in reduced demand for parts support and maintenance activities for the types of aircraft affected.

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

During the second quarter of fiscal 2009, sales to defense customers increased 32% and represented 43% of consolidated sales.  We continue to see opportunities to provide performance-based logistics services and manufactured products supporting our defense customers’ requirements.  Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

AAR CORP. and Subsidiaries

November 30, 2008

Results of Operations

Three-Month Period Ended November 30, 2008

Consolidated sales for the second quarter ended November 30, 2008 increased $42,925 or 13.8% over the prior year period due to acquisitions.  Consolidated organic sales declined less than 1.0%.  Sales to commercial customers increased 3.1% compared to the prior year reflecting increased sales to commercial customers in our Maintenance, Repair and Overhaul and Aviation Supply Chain segments.  Sales to defense customers increased 32.2% reflecting increased sales to defense customers in the Structures and Systems and Aviation Supply Chain segments.

In the Aviation Supply Chain segment, sales increased $1,298 or 0.9% over the prior year’s period reflecting increased demand for parts support from defense-related performance-based logistics programs and aftermarket parts sales to commercial customers, offset by lower sales at our component repair business, reduced sales to a regional airline customer and the unfavorable impact of foreign currency translation.  Gross profit in the Aviation Supply Chain segment increased $995 or 2.8% over the prior year due to the slight increase in sales and a slight increase in the gross profit margin percentage, which increased to 24.6% from 24.2% in the prior year.

In the Maintenance, Repair and Overhaul segment, sales increased $18,758 or 27.3% over the prior year.  The increase in sales is attributable to the inclusion of revenue from Avborne, which was acquired in March 2008 and contributed approximately $17,000 of revenue during the second quarter of fiscal 2009, as well as increased revenue at our landing gear overhaul business.  Gross profit in the Maintenance, Repair and Overhaul segment increased $3,582 or 36.1%, and the gross profit margin percentage increased to 15.4% from 14.4% in the prior year due to increased volume and operational improvement initiatives.

In the Structures and Systems segment, sales increased $34,929 or 43.8% over the prior year.  The increase in sales is attributable to the inclusion of revenue from Summa, which was acquired in December 2007 and contributed approximately $28,000 of revenue during the second quarter of fiscal 2009, as well as continued strong demand for specialized mobility products.  Gross profit in the Structures and Systems segment increased $8,072 or 74.9%, and the gross profit percentage increased to 16.4% from 13.5%, in the prior year due to increased shipments of higher margin products and improvements at our cargo systems business.

In the Aircraft Sales and Leasing segment, sales decreased $12,060 or 69.3% compared with the prior year. Gross profit in the Aircraft Sales and Leasing segment decreased $24,190 from the prior year primarily as a result of the reduction in aircraft sales and the impairment charge of $21,033 recorded in the second quarter of fiscal 2009 (see Note 11 of Notes to Condensed Consolidated Financial Statements).  Earnings from joint ventures increased $2,399 compared to the prior year due to gains on the sale of two aircraft from our joint venture portfolio.

Operating income decreased $16,406 or 52.3% compared with the prior year due to the impairment charge recorded in the Aircraft Sales and Leasing segment and an increase in selling, general and administrative expenses, partially offset by increased gross profit outside of our Aircraft Sales and Leasing segment.  Selling, general and administrative expenses increased $7,264 principally reflecting the impact of acquisitions, as well as $800 of severance expense and increased bad debt expense over the prior year of $1,700.   Net interest expense increased $462 or 11.5% over the prior year principally due to a reduction in interest income on amounts invested. Our effective income tax rate remained essentially unchanged at 34.5%.

AAR CORP. and Subsidiaries

November 30, 2008

During the second quarter of fiscal 2009, we retired $56,560 of our convertible notes.  The notes were retired for $33,263 cash and the gain after consideration of unamortized debt issuance costs was $22,098 which is reported in gain on extinguishment of debt on the condensed consolidated statement of operations (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Also during the second quarter of fiscal 2009, we sold our industrial turbine business, which was classified as a discontinued operation.  Loss on the sale of this business, net of tax, was $1,403 (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Income from continuing operations was $21,352 for the second quarter of fiscal 2009 compared to $17,888 in the prior year due to the factors discussed above.

Six-Month Period Ended November 30, 2008

Consolidated sales for the six-months ended November 30, 2008 increased $96,869 or 15.7% over the prior year period.  Sales to commercial customers increased 6.4% compared to the prior year reflecting increased sales to commercial customers in each of our segments except Aircraft Sales and Leasing, which experienced a decline.  Sales to defense customers increased 32.2% reflecting increased sales to defense customers in the Structures and Systems and Aviation Supply Chain segments.

In the Aviation Supply Chain segment, sales increased $12,104 or 4.2% over the prior year reflecting increased demand for parts support from defense-related performance-based logistics programs and aftermarket parts sales to commercial customers, partially offset by lower sales at our component repair business, reduced sales to a regional airline customer and the unfavorable impact of foreign currency translation.  Gross profit in the Aviation Supply Chain segment increased $4,428 or 6.6% primarily due to the increased sales volume, and the gross profit margin percentage increased to 23.8% from 23.3% in the prior year due to the favorable mix of inventories sold.

In the Maintenance, Repair and Overhaul segment, sales increased $42,421 or 32.3% over the prior year.  The increase in sales is attributable to the inclusion of revenue from Avborne, which was acquired in March 2008 and contributed approximately $30,000 of revenue during the first six months of fiscal 2009, as well as increased revenues at our landing gear overhaul business and airframe maintenance centers.  Gross profit in the Maintenance, Repair and Overhaul segment increased $8,295 or 46.2%, and the gross profit margin percentage increased to 15.1% from 13.7% in the prior year due to increased volume and operational improvement initiatives.

In the Structures and Systems segment, sales increased $75,200 or 48.1% over the prior year.  The increase in sales is attributable to the inclusion of revenue from Summa, which was acquired in December 2007 and contributed approximately $56,000 of revenue during the first six months of fiscal 2009, as well as continued strong demand for specialized mobility products.  Gross profit in the Structures and Systems segment increased $16,405 or 82.4%, and the gross profit percentage increased to 15.7% from 12.7%, in the prior year due to increased volume and increased shipments of higher margin products.

In the Aircraft Sales and Leasing segment, sales decreased $32,856 or 79.2% compared with the prior year.  During the six-months ended November 30, 2008, we sold one aircraft from our wholly-owned aircraft portfolio whereas during the first half of the prior year, we sold three aircraft from our wholly-owned portfolio.  Gross profit in the Aircraft Sales and Leasing segment decreased $24,190 from the prior year as a result of the reduction in aircraft sales and the impairment charge of $21,033 recorded in the second quarter of fiscal 2009 (see Note 11 of Notes to Condensed Consolidated Financial Statements).  Earnings from joint ventures increased $2,827 compared to the prior year due to gains on the sale of two aircraft held in joint venture.

AAR CORP. and Subsidiaries

November 30, 2008

Operating income decreased $11,516 or 19.8% compared with the prior year due to the impairment charge recorded in the Aircraft Sales and Leasing segment and an increase in selling, general and administrative expenses, partially offset by increased sales and gross profit.  Selling, general and administrative expenses increased $13,400 reflecting the impact of acquisitions and increased spending to support marketing efforts.  Net interest expense increased $1,014 or 13.0% over the prior year principally due to a reduction in interest income on amounts invested. Our effective income tax rate increased slightly to 34.5% compared to 34.4% in the prior year.

During the second quarter of fiscal 2009, we retired $56,560 of convertible notes.  The notes were retired for $33,263 in cash and the gain after consideration of unamortized debt issuance costs was $22,098 which is reported in gain on extinguishment of debt on the condensed consolidated statement of operations (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Also during the second quarter of fiscal 2009, we sold our non-core industrial turbine business, which was classified as a discontinued operation.  Loss on the sale of business, net of tax, was $1,403 (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Income from continuing operations was $40,083 for the six-months ended November 30, 2008 compared to $33,143 in the prior year due to the factors discussed above.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets.  In addition to these cash sources, our current capital resources include our unsecured credit facility.  We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including general economic conditions, airline industry conditions, geo-political events, including the war on terrorism, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. Under a universal shelf registration statement filed with the Securities and Exchange Commission that became effective on December 12, 2008, we may offer and sell up to $300,000 of various types of securities, including common stock, preferred stock and medium-term or long-term debt securities, subject to market conditions.

At November 30, 2008, our liquidity and capital resources included cash of $121,764 and working capital of $571,537.  Our revolving credit agreement, as amended (the “Credit Agreement”) with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.   The term of our Credit Agreement extends to August 31, 2011.  Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 237.5 basis points based on certain financial measurements.  Borrowings outstanding under this facility at November 30, 2008 were $75,000, and there were approximately $11,500 of outstanding letters of credit which reduced the availability of this facility.  In addition to our domestic facility, we also have $2,885 available under a foreign line of credit.

During the six-month period ended November 30, 2008, our operating activities generated $8,127 of cash principally reflecting net income and depreciation and amortization of $59,620 and an increase in

AAR CORP. and Subsidiaries

November 30, 2008

accounts payable of $10,020.  Cash flow from operations was unfavorably impacted by investments in inventories of $28,663 principally to support our aviation supply chain customers and a decrease in accrued liabilities and taxes on income of $25,781.

During the six-month period ended November 30, 2008, our investing activities used $13,687 of cash principally as a result of capital expenditures of $16,697 which principally reflects capacity expansion and capability improvements in our Structures and Systems and Maintenance, Repair and Overhaul segments, partially offset by proceeds from aircraft joint ventures of $3,900.

During the six-month period ended November 30, 2008, our financing activities generated $19,669 of cash which reflects proceeds from borrowings on our revolving credit agreement of $75,000, offset by a reduction in borrowings of $55,378 (see Note 6 of Notes to Condensed Consolidated Financial Statements).

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

AAR CORP. and Subsidiaries

November 30, 2008

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

During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio.  The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions.  Based upon that review, and taking into consideration the desire to improve liquidity and generate cash, we made the decision to sell one of the four aircraft acquired before September 11, 2001, and offer two of the remaining three for sale.  As a result of this review and taking into consideration our assessment of current market conditions, the Company recorded a $21,033 pre-tax impairment charge to reduce the carrying value of the three aircraft to their net realizable value.

Program Development Costs

                In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (A400M).  We are subcontractor to Pfalz Flugzeugwerke GmbH (PFW) on this Airbus program.  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2015, based on sales projections of the A400M.  As of November 30, 2008, we have incurred approximately $51,000 of costs associated with the engineering and development of the cargo system and have capitalized these costs in accordance with SOP 81-1 “Accounting for Performance of Construction – Type and Certain Production – Type Contracts”. Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

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

AAR CORP. and Subsidiaries

November 30, 2008

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157) “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets that are carried at fair value on a recurring basis in financial statements.  In November 2007, the FASB provided a one year deferral of the implementation of SFAS 157 for other non-financial assets and liabilities.  We adopted the provisions of SFAS 157 for financial assets and liabilities effective June 1, 2008.  The adoption did not have an impact on our results of operations and financial position.

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

In May 2008, the FASB issued Staff Position FSP APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires companies that have issued convertible debt that may be settled wholly or partly in cash when converted, to account for the debt and equity components separately.  The value assigned to the bond liability is the estimated value of a similar bond without the conversion feature as of the issuance date.  The difference between the proceeds for the convertible debt and the amount reflected as a bond liability is recorded as additional paid-in-capital.  Interest expense is recorded using the issuer’s comparable debt rate.  FSP APB 14-1 will be effective for us beginning June 1, 2009 (fiscal 2010) and will require retrospective application.  We continue to review the impact of FSP APB 14-1 on our financial statements, however, we are currently estimating, based on the outstanding convertible notes, the implementation of FSP APB 14-1 will result in a reduction of our convertible notes of approximately $77,000, an increase in capital surplus of approximately $50,000 and an increase in deferred taxes of approximately $27,000.  In addition, we expect the implementation of FSP APB 14-1 will reduce our diluted earnings per share by $0.10 to $0.13 per share in fiscal 2010.

AAR CORP. and Subsidiaries

November 30, 2008

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

Item 4 – Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2008.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2008.

Item 4 – Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on October 8, 2008.  The following items were acted upon at the meeting.

1)  Election of four Class III directors to serve until the 2011 Annual Meeting of Stockholders. Four directors were nominated and elected by the stockholders by the requisite vote.

Directors Nominated and Elected at the Meeting

	Votes For	Votes Withheld
Ronald R. Fogleman	33,935,778	2,554,439
Patrick J. Kelly	34,598,898	1,891,319
Timothy J. Romenesko	34,707,038	1,783,179
Ronald B. Woodard	34,624,725	1,865,492

Continuing Directors
Norman R. Bobins
Michael R. Boyce
James G. Brocksmith, Jr.
Gerald F. Fitzgerald
James E. Goodwin
David P. Storch
Marc J. Walfish

2)              Ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending May 31, 2009.

Votes For	34,074,870
Votes Against	2,364,790
Abstained	50,557

Item 6 – Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	December 23, 2008	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated December 23, 2008 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated December 23, 2008 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated December 23, 2008 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated December 23, 2008 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).