Form 10-Q
period 2009-02-28
AAR CORP
filed 2009-03-23
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2009

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

Yes  ☐  No  ☒

As of February 28, 2009, there were 38,696,972 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2009

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2009 and May 31, 2008

(In thousands)

	February 28,	May 31,
	2009	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$93,742	$109,391
Accounts receivable, less allowances of $3,956 and $5,977, respectively	228,012	202,472
Inventories	365,742	296,610
Equipment on or available for short-term lease	149,911	138,998
Deposits, prepaids and other	18,158	17,657
Deferred tax assets	19,244	18,303
Total current assets	874,809	783,431

Property, plant and equipment, net of accumulated depreciation of $168,695 and $166,070, respectively	155,446	146,435

Other assets:
Goodwill and other intangible assets, net	121,955	129,719
Equipment on long-term lease	119,572	163,958
Investment in joint ventures	43,987	42,734
Other	83,587	95,733
	369,101	432,144
	$1,399,356	$1,362,010

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2009 and May 31, 2008

(In thousands)

	February 28.	May 31,
	2009	2008
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$75,219	$1,036
Current maturities of long-term debt	200	200
Current maturities of non-recourse long-term debt	11,755	20,212
Current maturities of long-term capital lease obligations	1,591	1,546
Accounts payable	100,533	99,073
Accrued liabilities	80,223	96,432
Total current liabilities	269,521	218,499

Long-term debt, less current maturities	403,098	478,308
Non-recourse debt	17,367	19,190
Capital lease obligations	9,266	10,420
Deferred tax liabilities	38,599	28,011
Other liabilities and deferred income	19,747	22,327
	488,077	558,256

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 43,990 and 43,932 shares, respectively	43,990	43,932
Capital surplus	329,253	324,074
Retained earnings	389,354	331,196
Treasury stock, 5,288 and 5,159 shares at cost, respectively	(102,866)	(100,935)
Accumulated other comprehensive loss	(17,973)	(13,012)
	641,758	585,255
	$1,399,356	$1,362,010

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 28/29, 2009 and 2008

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2009	2008	2009	2008
Sales:
Sales from products	$276,101	$319,772	$858,660	$823,291
Sales from services	55,103	47,561	170,669	140,894
Sales from leasing	7,588	9,293	22,939	29,048
	338,792	376,626	1,052,268	993,233
Costs and operating expenses:
Cost of products	226,469	262,682	697,964	671,697
Cost of services	44,197	39,406	141,943	116,713
Cost of leasing	3,501	4,233	10,756	17,628
Cost of sales – impairment charge	—	—	21,033	—
Selling, general and administrative and other	36,579	34,007	111,582	95,610
	310,746	340,328	983,278	901,648
Earnings from joint ventures	1,401	1,668	7,213	4,653
Operating income	29,447	37,966	76,203	96,238
Gain (loss) on extinguishment of debt	2,109	(627)	25,317	(627)
Interest expense	(4,439)	(6,322)	(14,093)	(15,686)
Interest income and other	308	184	1,170	1,770
Income from continuing operations before provision for income taxes	27,425	31,201	88,597	81,695
Provision for income taxes	7,401	10,916	28,490	28,267
Income from continuing operations	20,024	20,285	60,107	53,428
Discontinued operations, net of tax:
Operating loss	—	(190)	(546)	(325)
Loss on disposal	—	—	(1,403)	—
Loss from discontinued operations	—	(190)	(1,949)	(325)
Net income	$20,024	$20,095	$58,158	$53,103
Earnings per share – basic:
Earnings from continuing operations	$0.53	$0.54	$1.58	$1.44
Loss from discontinued operations	—	—	(0.05)	—
Earnings per share – basic.	$0.53	$0.54	$1.53	$1.44
Earnings per share – diluted:
Earnings from continuing operations	$0.48	$0.47	$1.43	$1.25
Loss from discontinued operations	—	—	(0.05)	—
Earnings per share – diluted.	$0.48	$0.47	$1.38	$1.25
Weighted average common shares outstanding – basic	38,043	37,228	38,067	36,991
Weighted average common shares outstanding – diluted	42,570	43,819	42,830	43,757

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28/29, 2009 and 2008

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28/29,
	2009	2008
Cash flows from operating activities:
Net income	$58,158	$53,103
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	31,177	29,802
Deferred tax provision — continuing operations	8,601	2,591
Tax benefits from exercise of stock options	(171)	(4,632)
Impairment charge	21,033	—
(Gain) loss on extinguishment of debt	(25,317)	627
Earnings from joint ventures	(7,213)	(4,653)
Loss on disposal of business, net of tax	1,403	—
Gain on sale of product line	(67)	—
Gain on sale of investment	—	(497)
Changes in certain assets and liabilities:
Accounts and trade notes receivable	(20,189)	(10,445)
Inventories	(67,897)	(38,094)
Equipment on or available for short-term lease	(1,843)	(36,767)
Equipment on long-term lease	3,123	4,884
Accounts payable	2,760	(21,324)
Accrued liabilities and taxes on income	(14,911)	15,422
Other liabilities	(2,035)	(6,674)
Other, primarily deposits and program costs	5,460	(10,091)
Net cash used in operating activities	(7,928)	(26,748)
Cash flows from investing activities:
Property, plant and equipment expenditures	(23,462)	(22,059)
Proceeds from disposal of assets	16	—
Proceeds from sale of business	867	—
Company acquired	—	(70,989)
Proceeds from aircraft joint ventures	4,230	877
Investment in aircraft joint ventures	(440)	(23,499)
Proceeds from sale of available for sale securities	—	13,392
Investment in available for sale securities	—	(18,958)
Other	(1,699)	(761)
Net cash used in investing activities	(20,488)	(121,997)
Cash flows from financing activities:
Proceeds from borrowings, net	75,251	266,509
Reduction in borrowings	(59,827)	(65,542)
Proceeds from capital lease obligations	—	12,880
Reduction in capital lease obligations	(1,109)	(688)
Proceeds from sale of warrants	—	40,114
Purchase of convertible note hedge	—	(69,676)
Purchase of treasury stock	—	(9,527)
Stock option exercises	595	6,165
Tax benefits from exercise of stock options	171	4,632
Net cash provided from financing activities	15,081	184,867
Effect of exchange rate changes on cash	(2,314)	(282)
Increase (decrease) in cash and cash equivalents	(15,649)	35,840
Cash and cash equivalents, beginning of period	109,391	83,317
Cash and cash equivalents, end of period	$93,742	$119,157

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 28/29, 2009 and 2008

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2009	2008	2009	2008
Net income	$20,024	$20,095	$58,158	$53,103

Other comprehensive income (loss) - Cumulative translation adjustments	(900)	929	(3,890)	4,098
Unrealized loss on investment, net of tax	(119)	(360)	(1,071)	(360)
Total comprehensive income	$19,005	$20,664	$53,197	$56,841

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2009, the condensed consolidated results of operations and comprehensive income for the three- and nine-month periods ended February 28, 2009 and February 29, 2008, and the condensed consolidated cash flows for the nine months ended February 28, 2009 and February 29, 2008. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 – Accounting for Stock-Based Compensation

We provide stock-based awards under the AAR CORP. Stock Benefit Plan (“Stock Benefit Plan”) which has been approved by our stockholders. Under this plan, we are authorized to grant stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and are exercisable in either four or five equal annual increments commencing one year after the date of grant. We issue new common stock upon the exercise of stock options. In addition to stock options, the Stock Benefit Plan also provides for the grant of restricted stock awards and performance based restricted stock awards, as well as for the grant of stock appreciation units; however, to date, no stock appreciation units have been granted.

During the nine-month periods ended February 28, 2009 and February 29, 2008, we granted stock options representing 184,750 shares and 88,000 shares, respectively, to a group of key leadership track employees.

The weighted average fair value of stock options granted during the nine-month periods ended February 28, 2009 and February 29 2008 was $8.27 and $13.46, respectively. The fair value of each

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	February 28/29,
	2009	2008
Risk-free interest rate	3.3%	4.9%
Expected volatility of common stock	38.9%	43.1%
Dividend yield	0.0%	0.0%
Expected option term in years	6.0	4.0

The following table summarizes stock option activity for the nine-month period ended February 28, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (years)	(in thousands)
Outstanding at May 31, 2008	1,425	$21.53
Granted	185	$19.26
Exercised	(67)	$9.69
Cancelled	(311)	$22.09
Outstanding at February 28, 2009	1,232	$21.19	5.2	$1,010
Exercisable at February 28, 2009	947	$19.91	4.3	$1,010

The total fair value of stock options that vested during the nine-month periods ended February 28, 2009 and February 29, 2008 was $434 and $231, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2009 and February 29, 2008 was $489 and $12,616, respectively. The tax benefit realized from stock options exercised during the nine-month periods ended February 28, 2009 and February 29, 2008 was $171 and $4,632, respectively. Expense charged to operations for stock options during the three-month periods ended February 28, 2009 and February 29, 2008 was $196 and $119, respectively. Expense charged to operations for stock options during the nine-month periods ended February 28, 2009 and February 29, 2008 was $585 and $346, respectively. As of February 28, 2009, we had $2,615 of unearned compensation related to stock options that will be amortized over an average remaining period of 3.6 years.

The fair value of restricted shares is equal to the market value of our common stock on the date of grant. Amortization expense related to restricted shares during the three-month periods ended February 28, 2009 and February 29, 2008 was $1,225 and $1,522, respectively. Amortization expense related to restricted shares during the nine-month periods ended February 28, 2009 and February 29, 2008 was $3,874 and $4,446, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Restricted share activity during the nine-month period ended February 28, 2009 is as follows:

	Number of	Weighted Average
	Shares	Fair Value
	(in thousands)	on Grant Date
Nonvested at May 31, 2008	940	$24.44
Granted	23	$14.03
Vested	(270)	$16.01
Forfeited	(25)	$28.94
Nonvested at February 28, 2009	668	$27.38

During the nine-month period ended February 28, 2009, we granted a total of 22,500 restricted shares to members of the Board of Directors. As of February 28, 2009 we had $7,490 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.2 years.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 4 – Inventory

The summary of inventories is as follows:

	February 28,	May 31,
	2009	2008
Raw materials and parts	$60,666	$55,183
Work-in-process	55,288	47,576
Purchased aircraft, parts, engines and components held for sale	249,788	193,851
	$365,742	$296,610

Note 5 – Supplemental Cash Flow Information

	Nine Months Ended
	February 28/29,
	2009	2008
Interest paid	$13,505	$17,443
Income taxes paid	26,511	3,650
Income tax refunds received	417	344

Note 6 – Goodwill

Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company reviews and evaluates its goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. For the annual goodwill impairment test, we compare an estimate of the fair value of each of our reporting units to its carrying amount. The estimated fair value of each reporting unit is determined utilizing a valuation technique based on a multiple of earnings.

The amount reported under the caption “Goodwill and other intangible assets, net” is comprised of goodwill and intangible assets associated with acquisitions we made, principally since the beginning of fiscal 1998. There were no significant additions to or deductions from the carrying value of goodwill during the first nine months of fiscal 2009.  The decline in the balance of “Goodwill and other intangible assets, net” in the condensed consolidate balance sheet during the period from June 1, 2009 through February 28, 2009 was primarily due to amortization of limited life intangible assets.

On February 18, 2009, the trading price of our common stock fell below our book value per share. This condition continued through the end of the quarter and subsequent to February 28, 2009. Due to the ongoing uncertainty in market conditions, which may negatively impact the performance of our operating units, we will continue to monitor and evaluate the carrying value of goodwill.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 7 — Financing Arrangements

A summary of our long-term recourse and non-recourse debt is as follows:

	February 28,	May 31,
	2009	2008
Recourse debt

Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	$42,000	$42,000
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	121,694	137,500
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	78,525	112,500
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	124,721	150,000
Industrial revenue bonds (secured by trust indenture on property, plant and equipment) due December 1, 2010 and August 1, 2018 with floating interest rate, payable monthly	25,358	25,508
Total recourse debt	403,298	478,508
Current maturities of recourse debt	(200)	(200)
Long-term recourse debt	$403,098	$478,308

Non-recourse debt

Non-recourse note payable due October 31, 2008 with interest at 5.66%	$—	$7,881
Non-recourse note payable due March 31, 2009 with interest at 6.18%	9,339	10,048
Non-recourse note payable due July 19, 2012 with interest at 7.22%	14,511	15,725
Non-recourse note payable due April 3, 2015 with interest at 8.38%	5,272	5,748
Total non-recourse debt	29,122	39,402
Current maturities of non-recourse debt	(11,755)	(20,212)
Long-term non-recourse debt	$17,367	$19,190

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

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

In connection with the issuance of the Notes, we entered into convertible note hedge transactions (“Note Hedges”) with respect to our common stock with Merrill Lynch Financial Markets, Inc. (“Hedge Provider”).  The Note Hedges are exercisable solely in connection with any conversion of the Notes and provide for us to receive shares of our common stock from the Hedge Provider equal to the number of shares issuable to the holders of the Notes upon conversion.  We paid $69,676 for the Note Hedges.

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

During the third quarter of fiscal 2009, we retired $6,500 of our 2.25% convertible notes due March 1, 2016.  The notes were retired for $4,258 cash, and the gain after consideration of unamortized debt issuance costs of $2,109 is recorded in gain (loss) on extinguishment of debt on the condensed consolidated statements of operations for the three-month period ended February 28, 2009.

During the second quarter of fiscal 2009, we retired $13,279 of our 1.75% convertible notes due February 1, 2026, $15,806 of our 1.625% convertible notes due March 1, 2014 and $27,475 of our 2.25% convertible notes due March 1, 2016.  Collectively, the convertible notes were retired for $33,263 cash, and the gain after consideration of unamortized debt issuance costs of $22,098 is recorded in gain (loss) on extinguishment of debt on the condensed consolidated statements of operations.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

During the first quarter of fiscal 2009, we retired $12,000 of our 1.75% convertible notes due February 1, 2026 for $10,633.  The net gain from this transaction was $1,110, including pro-rata write-off of associated debt issuance costs, and is recorded in gain (loss) on extinguishment of debt on the condensed consolidated statements of operations.

Borrowings outstanding under our $250,000 unsecured revolving credit facility were $75,000 at February 28, 2009.

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

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2009 and February 29, 2008.

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2009	2008	2009	2008
Income from continuing operations	$20,024	$20,285	$60,107	$53,428
Loss from discontinued operations, net of tax	—	(190)	(1,949)	(325)
Net income	$20,024	$20,095	$58,158	$53,103

Basic shares:
Weighted average common shares outstanding	38,043	37,228	38,067	36,991

Earnings per share — basic:
Earnings from continuing operations	$0.53	$0.54	$1.58	$1.44
Loss from discontinued operations	—	—	(0.05)	—
Earnings per share - basic	$0.53	$0.54	$1.53	$1.44

Net income	$20,024	$20,095	$58,158	$53,103
Add: After-tax interest on convertible debt	346	466	1,107	1,449
Net income for diluted EPS calculation	$20,370	$20,561	$59,265	$54,552

Diluted shares:
Weighted average common shares outstanding	38,043	37,228	38,067	36,991
Additional shares from the assumed exercise of stock options	78	360	66	368
Additional shares from the assumed vesting of restricted stock	211	496	183	502
Additional shares from the assumed conversion of convertible debt	4,238	5,735	4,514	5,896
Weighted average common shares outstanding — diluted	42,570	43,819	42,830	43,757

Earnings per share — diluted:
Earnings from continuing operations	$0.48	$0.47	$1.43	$1.25
Loss from discontinued operations	—	—	(0.05)	—
Earnings per share - diluted	$0.48	$0.47	$1.38	$1.25

At February 28, 2009 and February 29, 2008, respectively, stock options to purchase 928,000 and 81,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 9 —Aircraft Portfolio

Joint Venture Aircraft

The Company owns aircraft with joint venture partners as well as aircraft which are wholly-owned.  As of February 28, 2009, the Company had ownership interests in 26 aircraft with joint venture partners.  During the second quarter of fiscal 2009, two aircraft from the Company’s joint venture portfolio were sold.  The gain on the sale of the two aircraft contributed to the increase in earnings from joint ventures on the condensed consolidated statements of operations for the nine-month period ended February 28, 2009 as compared to the prior year.  All of the aircraft owned with joint venture partners were acquired in fiscal years 2006, 2007 and 2008.  As of February 28, 2009, our equity investment in the 26 aircraft owned with joint venture partners was approximately $41,400 and is included in investment in joint ventures on the condensed consolidated balance sheet.

Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the nine-month periods ended February 28, 2009 and February 29, 2008 we were paid $700 and $802, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2009	2008	2009	2008
Statement of operations information:
Sales	$12,677	$14,619	$56,344	$40,756
Income before provision for income taxes	3,014	3,794	15,268	10,592

	February 28,		May 31,
	2009		2008
Balance sheet information:
Assets	$287,753		$320,093
Debt	201,462		233,662
Members’ capital	82,875	*	80,299

* AAR’s equity interest is approximately $41,400.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we own seven aircraft for our own account which are considered wholly-owned.  Of the seven aircraft, one aircraft is in a leveraged lease, two aircraft were financed with non-recourse debt, one aircraft was financed with a non-recourse capital lease and the other three have no debt (See Note 11 — Impairment Charges).  A lessee of two of our wholly-owned aircraft is in arrears for amounts due under the leases.  We have obtained a judgment against the lessee and its affiliated guarantor and expect to recover past due rental amounts.  Our net investments in these two aircraft after consideration of non-recourse financing are $6,300 and $4,300, respectively.  Our investment in the seven wholly-owned aircraft is comprised of the following components:

	February 28,	May 31,
	2009	2008
Gross carrying value	$70,111	$98,588
Non-recourse debt	(19,783)	(29,354)
Non-recourse capital lease obligation	(10,773)	(11,837)
Net AAR investment	$39,555	$57,397

Note 10 — Discontinued Operations

On November 25, 2008 we sold certain assets and liabilities of our industrial gas turbine engine business to the local management team.  We retained ownership of the land and building and entered into a five-year lease with the buyer.  As of February 28, 2009, the net book value of the land and building was $1,245.  The industrial gas turbine engine business was a unit in the Structures and Systems segment.  As consideration, we received cash of $100 and a $650 interest bearing note due in five equal annual installments beginning December 1, 2009.  The note is secured by accounts receivable, inventory and equipment.  We also have an opportunity to receive additional consideration based on the business achieving certain sales levels for a four-year period beginning January 1, 2009.  As a result of this transaction, we recorded a pre-tax charge of $2,209 ($1,403 after tax), in the second quarter ended November 30, 2008 representing the loss on disposal.  The loss on disposal represents the difference between non-contingent consideration received and the net book value of the assets sold.

Revenues and pre-tax operating loss for the three-month period ended February 29, 2008 and the nine-month periods ended February 28, 2009 and February 29, 2008 for discontinued operations are summarized as follows:

	Three Months	Nine Months Ended
	Ended	February 28/29,
	February 29, 2008	2009	2008

Revenues	$1,938	$852	$5,124
Pre-tax operating loss	(292)	(841)	(500)
Pre-tax loss on disposal	—	(2,209)	—

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 11 — Acquisitions

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

The following unaudited pro forma information is provided for acquisitions assuming the Summa and Avborne acquisitions occurred as of the beginning of fiscal year 2008:

	Three Months Ended	Nine Months Ended
	February 29, 2008	February 29, 2008

Net sales	$393,235	$1,090,829
Operating income	38,081	102,199
Net income	20,022	55,014
Earnings per share:
Basic	$0.54	$1.49
Diluted	$0.47	$1.29

Note 12 — Impairment Charges

Aircraft — Acquired Pre-September 11, 2001

During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio.  The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions.  Based upon that review, and taking into consideration the desire to improve liquidity and generate cash, we made the decision to sell one of the four aircraft acquired before September 11, 2001, and offer two of the remaining three for sale.  As a result of this review and taking into consideration our assessment of current market conditions, the Company recorded a $21,033 pre-tax impairment charge to reduce the carrying value of the three aircraft to their net realizable value.  As of February 28, 2009, the carrying value of the two aircraft subject to the impairment charge and offered for sale was approximately $11,200.

Parts and Engines — Acquired Pre-September 11, 2001

The events of September 11, 2001 caused a severe and sudden disruption in the commercial airline industry, which brought about the rapid acceleration of the retirement of older generation aircraft.  Based on our assessment of these and other conditions, we took an impairment charge to reduce the value of certain inventory and engines that were acquired prior to September 11, 2001 during the three-month period ended November 30, 2001.  The net carrying value of the parts and engines after taking into consideration the Fiscal 2002

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

impairment charge was $89,600 as of November 30, 2001.  Since November 2001, we have been steadily reducing this pool of parts and engines.  As of February 28, 2009, the carrying value of the impaired parts and engines was approximately $18,400.  Proceeds from sales of impaired parts and engines for the nine-month periods ended February 28, 2009 and February 29, 2008 were $2,100 and $2,600, respectively.

Note 13 — Business Segment Information

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

Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance and the repair and overhaul of landing gear.  Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2009	2008	2009	2008
Sales:
Aviation Supply Chain	$138,737	$151,227	$438,333	$438,719
Maintenance, Repair and Overhaul	76,951	74,765	250,698	206,091
Structures and Systems	120,033	110,452	351,514	266,733
Aircraft Sales and Leasing	3,071	40,182	11,723	81,690
	$338,792	$376,626	$1,052,268	$993,233

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2009	2008	2009	2008
Gross profit (loss):
Aviation Supply Chain	$34,394	$36,330	$105,756	$103,264
Maintenance, Repair and Overhaul	10,856	11,114	37,112	29,075
Structures and Systems	17,748	16,402	54,058	36,307
Aircraft Sales and Leasing	1,627	6,459	(16,354)	18,549
	$64,625	$70,305	$180,572	$187,195

AAR CORP. and Subsidiaries

February 28, 2009

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We report our activities in four business segments:  Aviation Supply Chain; Maintenance, Repair and Overhaul; Structures and Systems; and Aircraft Sales and Leasing.  The table below sets forth consolidated sales for our four business segments for the three- and nine-month periods ended February 28, 2009 and February 29, 2008.

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2009	2008	2009	2008
Sales:
Aviation Supply Chain	$138,737	$151,227	$438,333	$438,719
Maintenance, Repair and Overhaul	76,951	74,765	250,698	206,091
Structures and Systems	120,033	110,452	351,514	266,733
Aircraft Sales and Leasing	3,071	40,182	11,723	81,690
	$338,792	$376,626	$1,052,268	$993,233

In early 2008, many U.S. air carriers announced a series of cost reduction initiatives, including staffing reductions, route consolidations and capacity reductions. The fleet reductions announced in early 2008 were principally in response to high oil prices. More recent capacity reductions have been in response to the deteriorating U.S. economic environment, including a 6.2% decline in fourth quarter 2008 U.S. gross domestic product and the highest unemployment rate in the U.S. since 1983.  Certain air carriers in the U.S. and abroad have filed for bankruptcy protection, and some have ceased operations.  A reduction in the global operating fleet of passenger aircraft has resulted in reduced demand for parts support and maintenance activities for the types of aircraft affected.

Continued disruptions in the financial markets, including tightened credit markets, has affected the ability to raise debt or equity capital.  This has reduced the amount of liquidity available to certain of our customers which, in turn, affects their ability to buy parts, services and aircraft.  We continue to monitor economic conditions for their impact on our customers and markets, assessing both risks and opportunities that may affect our business.

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

During the third quarter of fiscal 2009, sales to defense customers increased 4% and represented 44% of consolidated sales.  We continue to see opportunities to provide performance-based logistics services and manufactured products supporting our defense customers’ requirements.  Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Three-Month Period Ended February 28, 2009

Consolidated sales for the third quarter ended February 28, 2009 declined $37,834 or 10.0% over the prior year period.  Sales to commercial customers decreased 18.6% compared to the prior year reflecting lower sales to commercial customers in our Aviation Supply Chain and Aircraft Sales and Leasing segments.  Sales to defense customers increased 3.6% reflecting increased sales to defense customers in the Structures and Systems and Aviation Supply Chain segments.

In the Aviation Supply Chain segment, sales declined $12,490 or 8.3% over the prior year period reflecting reduced demand for parts support from commercial customers as a result of industry wide capacity reductions, planned lower sales to a major regional airline customer and the unfavorable impact of foreign currency translation.  Gross profit in the Aviation Supply Chain segment decreased $1,936 or 5.3% over the prior year due to the decrease in sales. The gross profit margin percentage increased to 24.8% from 24.0% in the prior year due to the favorable mix of inventories sold.

In the Maintenance, Repair and Overhaul segment, sales increased $2,186 or 2.9% over the prior year.  The increase in sales is attributable to the inclusion of revenue from Avborne, which was acquired in March 2008 and contributed approximately $13,800 of revenue during the third quarter of fiscal 2009.  Sales were lower at certain of our MRO facilities reflecting reduced demand as a result of capacity reductions.  Gross profit in the Maintenance, Repair and Overhaul segment decreased $258 or 2.3%, and the gross profit margin percentage decreased to 14.1% from 14.9% in the prior year due to reduced volumes at certain of the Company’s MRO facilities.

In the Structures and Systems segment, sales increased $9,581 or 8.7% over the prior year.  The increase in sales is attributable to continued strong demand for specialized mobility products and precision machined parts.  Gross profit in the Structures and Systems segment increased $1,346 or 8.2% reflecting increased sales, the gross profit percentage remained unchanged at 14.8%.

In the Aircraft Sales and Leasing segment, sales decreased $37,111 or 92.4% compared with the prior year as the Company sold no aircraft in the third quarter.  In the prior year third quarter, we sold two wide-body aircraft. Gross profit in the Aircraft Sales and Leasing segment decreased $4,832 from the prior year as a result of the reduction in aircraft sales.

Operating income decreased $8,519 or 22.4% compared with the prior year primarily as a result of the decrease in sales and gross profit.  Selling, general and administrative expenses increased $2,572, which included $1,900 of severance expense principally associated with a staffing reduction at our Amsterdam-based component repair business.

Net interest expense decreased $2,007 or 32.7% over the prior year principally due to a reduction in borrowings outstanding and lower interest rates on our revolving credit agreement.  During the third quarter of fiscal 2009, we retired $6,500 of our convertible notes.  The notes were retired for $4,258 cash and the gain after consideration of unamortized debt issuance costs was $2,109 and is reported in gain (loss) on extinguishment of debt on the condensed consolidated statement of operations (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Our effective income tax rate was 27.0% compared to 35.0% in the prior year.  During the third quarter of fiscal 2009, upon completion of our fiscal 2008 Federal income tax return, we determined the Company qualified for additional research and development tax credits of $1,900 which were carried forward from fiscal years 2005 through 2008.

Income from continuing operations was $20,024 for the third quarter of fiscal 2009 compared to $20,285 in the prior year due to the factors discussed above.

Nine-Month Period Ended February 28, 2009

Consolidated sales for the nine-months ended February 28, 2009 increased $59,035 or 5.9% over the prior year period.  Sales to commercial customers decreased 2.8% compared to the prior year due to declining sales in the Aircraft Sales and Leasing segment.  All other segments experienced increased sales to our commercial customers.  Sales to defense customers increased 20.9% reflecting increased sales to defense customers in the Structures and Systems and Aviation Supply Chain segments.

In the Aviation Supply Chain segment, sales were essentially flat with the prior year reflecting increased demand for parts support from defense-related performance-based logistics programs and aftermarket parts sales to commercial customers, offset by lower sales at our component repair business, reduced sales to a regional airline customer and the unfavorable impact of foreign currency translation.  Gross profit in the Aviation Supply Chain segment increased $2,492 or 2.4% primarily due to the increase in the gross profit margin percentage to 24.1% from 23.5% in the prior year due to the favorable mix of inventories sold.

In the Maintenance, Repair and Overhaul segment, sales increased $44,607 or 21.6% over the prior year.  The increase in sales is attributable to the inclusion of revenue from Avborne, which was acquired in March 2008 and contributed approximately $44,000 of revenue during the first nine months of fiscal 2009, as well as increased revenues at our landing gear overhaul business.  Sales were lower at certain of our MRO facilities reflecting reduced demand as a result of capacity reductions.  Gross profit in the Maintenance, Repair and Overhaul segment increased $8,037 or 27.6%, and the gross profit margin percentage increased to 14.8% from 14.1% in the prior year due to increased volume and operational improvement initiatives.

In the Structures and Systems segment, sales increased $84,781 or 31.8% over the prior year.  The increase in sales is attributable to the inclusion of revenue from Summa, which was acquired in December 2007, as well as continued strong demand for specialized mobility products.  Gross profit in the Structures and Systems segment increased $17,751 or 48.9%, and the gross profit percentage increased to 15.4% from 13.6%, in the prior year due to increased volume and increased shipments of higher margin products.

In the Aircraft Sales and Leasing segment, sales decreased $69,967 or 85.6% compared with the prior year.  During the nine-months ended February 28, 2009, we sold one aircraft from our wholly-owned aircraft portfolio whereas during the first nine months of the prior year, we sold five aircraft from our wholly-owned portfolio.  Gross profit (loss) in the Aircraft Sales and Leasing segment decreased $34,903 from the prior year as a result of the reduction in aircraft sales and the impairment charge of $21,033 recorded in the second quarter of fiscal 2009 (see Note 11 of Notes to Condensed Consolidated Financial Statements).  Earnings from joint ventures increased $2,560 compared to the prior year due to gains on the sale of two aircraft held in joint venture.

Operating income decreased $20,035 or 20.8% compared with the prior year due to the impairment charge recorded in the Aircraft Sales and Leasing segment and an increase in selling, general and administrative expenses, partially offset by increased sales and gross profit.  Selling, general and administrative expenses increased $15,972 reflecting the impact of acquisitions, increased spending to support marketing efforts and severance expense.  Net interest expense decreased $993 or 7.1% over the prior year principally due to a reduction in outstanding borrowings and lower interest rates on our revolving credit agreement. Our effective income tax rate decreased to 32.2% compared to 34.6% in the prior year.  The decrease in the effective tax rate was due to the additional research and development tax credits of $1,900 recorded during the third quarter of fiscal 2009.

During the nine-month period ended February 28, 2009, we retired $75,060 of convertible notes.  The notes were retired for $48,154 cash and the gain after consideration of unamortized debt issuance costs was $25,317 and is reported in gain (loss) on extinguishment of debt on the condensed consolidated statement of operations (see Note 6 of Notes to Condensed Consolidated Financial Statements).

During the second quarter of fiscal 2009, we sold our non-core industrial turbine business, which was classified as a discontinued operation.  Loss on the sale of business, net of tax, was $1,403 (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Income from continuing operations was $60,107 for the nine-months ended February 28, 2009 compared to $53,428 in the prior year due to the factors discussed above.

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

At February 28, 2009, our liquidity and capital resources included cash of $93,742 and working capital of $605,288.  Our revolving credit agreement, as amended (the “Credit Agreement”) with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.   The term of our Credit Agreement extends to August 31, 2011.  Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 237.5 basis points based on certain financial measurements.  Borrowings outstanding under this facility at February 28, 2009 were $75,000, and there were approximately $12,600 of outstanding letters of credit which reduced the availability of this facility.  In addition to our Credit Agreement, we also have $2,666 available under a foreign line of credit.

During the nine-month period ended February 28, 2009, our operating activities used $7,928 of cash primarily due to an investment in inventory of $67,897 principally to support our Aviation Supply Chain customers, an increase in accounts receivable of $20,189 and a decrease in accrued liabilities and taxes on income of $14,911.  During the nine-month period ended February 28, 2009, cash flow from operations benefited from net income and depreciation and amortization of $89,335.

During the nine-month period ended February 28, 2009, our investing activities used $20,488 of cash principally as a result of capital expenditures of $23,462 which principally reflects capacity expansion and capability improvements in our Structures and Systems and Maintenance, Repair and Overhaul segments, partially offset by proceeds from aircraft joint ventures of $4,230.

During the nine-month period ended February 28, 2009, our financing activities generated $15,081 of cash which reflects proceeds from borrowings on our revolving credit agreement of $75,000, offset by a reduction in borrowings of $59,827 (see Note 6 of Notes to Condensed Consolidated Financial Statements).

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected.  In determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and the customer’s current and expected future financial performance.  The decline in our allowance for doubtful accounts during fiscal 2009 was attributable to write-offs of specific accounts receivable.

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

During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio.  The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions.  Based upon that review, and taking into consideration the desire to improve liquidity and generate cash, we made the decision to sell one of the four aircraft acquired before September 11, 2001, and offer two of the remaining three for sale.  As a result of this review and taking into consideration our assessment of current market conditions, the Company recorded a $21,033 pre-tax impairment charge to reduce the carrying value of the three aircraft to their net realizable value during the second quarter of fiscal 2009.

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (A400M).  We are subcontractor to Pfalz Flugzeugwerke GmbH (PFW) on this Airbus program.  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M.  As of February 28, 2009, we have incurred approximately $35,000 of costs associated with the engineering and development of the cargo system and have capitalized these costs in accordance with SOP 81-1 “Accounting for Performance of Construction — Type and Certain Production — Type Contracts.” Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157) “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets that are carried at fair value on a recurring basis in financial statements.  In November 2007, the FASB provided a one year deferral of the implementation of SFAS 157 for other non-financial assets and liabilities.  We adopted the provisions of SFAS 157 as it relates to financial assets and liabilities effective June 1, 2008.  The adoption did not have an impact on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51.”  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  Upon adoption of SFAS 160, effective for us as of June 1, 2009, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income.  The provisions of this standard must be applied retrospectively upon adoption.  We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial position.

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

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2009.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2009.

There were no changes in our internal control over financial reporting during the third quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2008, except as follows:

Current Economic Conditions

Over the past several months, the U.S. economy and the economies of most other industrialized nations have deteriorated.  In calendar year 2008 fourth quarter, U.S. gross domestic product declined 6.2%, and the U.S. unemployment rate reached approximately 8.1%, its highest level since 1983.  As a result of weak economic conditions, both business and leisure travelers have reduced air travel, causing many carriers to announce further capacity reductions.  Capacity in North America is down approximately 8% during the first calendar quarter of 2009 compared to last year, and passenger traffic is down approximately 10%.  In addition, global credit markets remain tight.

Sales to our commercial customers decreased 18.6% in the third quarter of fiscal 2009 compared to last year.  Excluding our Aircraft Sales and Leasing segment, the sales decline to commercial customers was 6.8%.

A further reduction in the operating fleet of aircraft both in the U.S. and abroad will result in reduced demand for parts support and maintenance activities for the type of aircraft affected.  Further, tight credit conditions may impact the amount of liquidity available to buy parts, services and aircraft.  Reduced demand from customers caused by weak economic conditions, including tight credit conditions, may adversely impact our financial condition or results of operations.

Item 6 — Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	March 23, 2009	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

10.	Material Contracts	10.1	Amended and Restated Employment Agreement dated May 31, 2006 between Registrant and David P. Storch, amended December 18, 2008 (filed herewith).

		10.2	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Romenesko, Clark and Sharp) (filed herewith).

		10.3	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Poulton and Regan) (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 23, 2009 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 23, 2009 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 23, 2009 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 23, 2009 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).