Form 10-K
period 2009-05-31
AAR CORP
filed 2009-07-16
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2009 or
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
Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

         At November 30, 2008, the aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $633,384,669 (based upon the closing price of the Common Stock at November 30, 2008 as reported on the New York Stock Exchange).

         On June 30, 2009, there were 38,850,913 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the definitive proxy statement relating to the registrant's 2009 Annual Meeting of Stockholders, to be held October 14, 2009 are incorporated by reference in Part III.

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

        We report our activities in four business segments: (i) Aviation Supply Chain, comprised primarily of business activities conducted through AAR Parts Trading, Inc., AAR Services, Inc., AAR Allen Services, Inc., (a wholly-owned subsidiary of AAR Parts Trading, Inc. and AAR Services, Inc.), and AAR International, Inc., (ii) Maintenance, Repair and Overhaul, comprised primarily of business activities conducted through AAR Services, Inc., AAR Allen Services, Inc. and AAR Aircraft Services, Inc. (iii) Structures and Systems, comprised primarily of business activities conducted through AAR Manufacturing, Inc., and (iv) Aircraft Sales and Leasing, comprised of business activities primarily conducted through AAR Aircraft & Engine Sales & Leasing, Inc.

Aviation Supply Chain

        Activities in our Aviation Supply Chain segment include the purchase and sale of a wide variety of new, overhauled and repaired engine and airframe parts and components for our airline and defense customers. We also repair and overhaul a wide variety of avionics, electrical, electronic, fuel, hydraulic and pneumatic components and instruments and a broad range of internal airframe components for the same customer categories. We provide customized inventory supply and management programs and performance-based logistics programs for engine and airframe parts and components in support of airline and defense customer's maintenance activities. The types of services provided under these programs include program and warehouse management, parts replenishment and parts and component repair and overhaul. We are an authorized distributor for more than 125 leading aviation product manufacturers. In addition, we sell and lease commercial jet engines. We acquire aviation parts and components for the Aviation Supply Chain segment from domestic and foreign airlines, original equipment manufacturers, independent aviation service companies and aircraft leasing companies. From time to time, we also purchase aircraft and engines for disassembly to individual parts and components. These assets may be leased to airlines on a short-term basis prior to disassembly. In the Aviation Supply Chain segment, the majority of our sales are made pursuant to standard commercial purchase orders. In certain inventory supply and management programs and performance-based logistics programs, we supply products and services under agreements reflecting negotiated terms and conditions.

        On June 15, 2009, we announced the formation of AAR Global Solutions, LLC, a joint venture to expand our participation in domestic and international government and defense markets. The new business is designed to allow the Company to compete more effectively as a prime contractor in the domestic and international government and defense markets.

Maintenance, Repair and Overhaul

        Activities in our Maintenance, Repair and Overhaul segment include major airframe maintenance inspection and overhaul, painting services, line maintenance, airframe modifications, structural repairs, avionic service and installation, exterior and interior refurbishment and engineering service and support for many types of commercial and military aircraft. We also repair and overhaul landing gears and wheels and brakes for different commercial and military aircraft. We currently operate four airframe maintenance facilities and one landing gear overhaul facility.

        We have a long-term lease to occupy a portion of an aircraft maintenance facility in Indianapolis, Indiana (the "Indianapolis Maintenance Center" or "IMC"), which is owned by the Indianapolis Airport Authority ("IAA"). We believe the IMC is one of the most efficient and state-of-the-art airframe maintenance facilities in the United States. The IMC is comprised of 12 airframe maintenance bays, backshop space and warehouse and office space. Our lease with the IAA allows us to occupy up to ten of the maintenance bays and certain office space and expires in December 2014, with a ten-year renewal option. The lease agreement contains early termination rights for AAR and the IAA, which may be exercised in specified circumstances. We also operate an aircraft maintenance facility located in Oklahoma City, Oklahoma and a regional aircraft maintenance facility located in Hot Springs, Arkansas. On March 5, 2008, we acquired Avborne Heavy Maintenance, Inc. ("Avborne") an independent provider of airframe maintenance, modifications, installations and painting services to commercial airlines, international cargo carriers and major aircraft leasing companies. Avborne performs heavy maintenance on Boeing and Airbus aircraft at a leased facility located at Miami International Airport. In addition to our aircraft maintenance facilities, we operate a landing gear repair center in Miami, Florida where we repair and overhaul landing gear, wheels, brakes and actuators for different types of commercial and military aircraft.

        In this segment, we purchase replacement parts from original equipment manufacturers ("OEMs") and suppliers that are used in our maintenance, repair and overhaul operations. We have ongoing arrangements with OEMs that provide us access to parts, repair manuals and service bulletins in support of parts manufactured by the OEM. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price and delivery. When possible, we obtain replacement parts used in repair and overhaul activities from operating units in our Aviation Supply Chain segment.

Structures and Systems

        Activities in our Structures and Systems segment include the design, manufacture and repair of airdrop and other transportation pallets, and a wide variety of containers and shelters in support of military and humanitarian tactical deployment activities. The containers and shelters are used in a variety of mission requirements, including armories, supply and parts storage, refrigeration systems, tactical operation centers, briefing rooms, laundry and kitchen facilities, water treatment and sleeping quarters. We also design, manufacture and install in-plane cargo loading and handling systems for commercial and military aircraft and helicopters. We design and manufacture advanced composite materials for commercial, business and military aircraft as well as advanced composite structures for the transportation industry. On December 3, 2007, we acquired Summa Technology, Inc. ("Summa"), a leading provider of high-end sub-systems and precision machining, fabrication, welding and engineering services. On April 2, 2007, we acquired Brown International Corporation ("Brown"), a privately held defense contractor that provides engineering, design, manufacturing and systems integration services. During the fiscal year ended May 31, 2007 ("fiscal 2007"), we decided to exit our non-core industrial turbine business located in Frankfort, New York, and treat it as a discontinued operation. We sold the assets of the business to local management in November 2008. In this segment, sales are made to customers pursuant to standard commercial purchase orders and contracts. We purchase the raw materials for this business, including steel, titanium, aluminum, extrusions and castings and other necessary supplies, from a number of vendors.

Aircraft Sales and Leasing

        Activities in our Aircraft Sales and Leasing segment include the sale and lease of used commercial aircraft. Each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties and lease return provisions. Leases have fixed terms; early termination by either party is not permitted except in the event of a breach. In this segment, we purchase aircraft from airlines and aircraft leasing companies for our own account or in partnership with strategic or financial partners under joint venture agreements. As a result of weak economic conditions and tight credit markets, we have been focused on reducing our investment in our joint venture and wholly-owned aircraft portfolio, and consequently, we have not purchased any aircraft in this segment since November 2007. We are considering combining the activities of this segment with the Aviation Supply Chain segment during the fiscal year ending May 31, 2010 ("fiscal 2010"). At May 31, 2009, the total number of aircraft held in joint ventures was 26 and six were wholly-owned.

        The following table summarizes our aircraft portfolio by aircraft type and by ownership status as of May 31, 2009:

Aircraft Type	Joint Venture Portfolio	Wholly-Owned Portfolio
MD80 series	—	1
737-300 series	4	—
737-400 series	18	—
737-500 series	—	1
757-200 series	1	—
767-300 series	2	—
747-400 series	1	—
A320	—	3
CRJ200	—	1

Total	26	6

        At May 31, 2009, 31 of the 32 aircraft were on lease, with 23 of the aircraft on lease outside of North America. The one aircraft not under lease at May 31, 2009 was subsequently leased to an international carrier in July, 2009. During fiscal 2010, six 737-400's in the joint venture portfolio will be up for lease renewal and the MD80 in the wholly-owned portfolio will be up for lease renewal. The oldest aircraft in the portfolio of 32 aircraft is 22 years old, the newest aircraft is 10 years old and the average age of our fleet is 17 years (see Note 8 of Notes to Consolidated Financial Statements). Within the Aircraft Sales and Leasing segment, we also provide advisory services which consist of assistance in remarketing aircraft, records management and storage maintenance.

Raw Materials

        We historically have been able to obtain raw materials and other items for our inventories for each of our segments at competitive prices, terms and conditions from numerous sources, and we expect to be able to continue to do so.

Terms of Sale

        In the Aviation Supply Chain, Maintenance, Repair and Overhaul, and Structures and Systems segments, we generally sell our products under standard 30-day terms. On occasion, certain customers (principally foreign customers) will negotiate extended payment terms (60-90 days). Except for customary warranty provisions, customers do not have the right to return products nor do they have the right to extended financing. In the Aircraft Sales and Leasing segment, we sell our products on a cash due at delivery basis, standard 30-day terms or on an extended term basis, and aircraft purchasers do not have the right to return the aircraft. Our contracts with the U.S. Department of Defense and its contractors are typically firm agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the U.S. Department of Defense.

Customers

        For each of our reportable segments, we market and sell products and services primarily through our own employees. In certain markets outside of the United States, we rely on foreign sales representatives to assist in the sale of our products and services. The principal customers for our products and services in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments are domestic and foreign commercial airlines, regional and commuter airlines, business and general aviation operators, original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies. In the Structures and Systems segment, our principal customers include domestic and foreign government and defense organizations, domestic and foreign passenger and freight airlines, original equipment manufacturers, large system providers and other industrial entities. The principal customers in the Aircraft Sales and Leasing segment include domestic and foreign commercial airlines and aircraft finance and leasing companies. Sales of aviation products and services to our airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft. Sales to the U.S. Department of Defense are subject to a number of factors, including the level of troop deployment worldwide, government funding, competitive bidding and requirements generated by world events.

Licenses

        We have 10 Federal Aviation Administration ("FAA") licensed repair stations in the United States and Europe. Of the 10 licensed FAA repair stations, six are also European Aviation Safety Agency ("EASA") licensed repair stations. Such licenses, which are ongoing in duration, are required in order for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 10 FAA licensed repair stations, four are in the Aviation Supply Chain segment, five are in the Maintenance, Repair and Overhaul segment, and one is in the Structures and Systems segment. Of the six EASA licensed repair stations, two are in the Aviation Supply Chain segment and four are in the Maintenance, Repair and Overhaul segment. We believe that we possess all licenses and certifications that are material to the conduct of our business.

Competition

        Competition in each of our markets is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in both the Aviation Supply Chain and the Maintenance, Repair and Overhaul segments include original equipment manufacturers, the service divisions of large commercial airlines and other independent suppliers of parts and repair and overhaul services. Our engineering, manufacturing, machining and integration activities in our Structures and Systems segment compete with a number of divisions of large corporations and other large and small companies. In our Aircraft Sales and Leasing segment, we face competition from financial institutions, syndicators, hedge funds, commercial and specialized leasing companies and other entities that provide financing. Although certain of our competitors have substantially greater financial and other resources than we do, in each of our four reportable segments we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to quality and our unique combination of market expertise and technical and financial capabilities.

Backlog

        At May 31, 2009, backlog believed to be firm was approximately $492,500 compared to $466,700 at May 31, 2008. These amounts do not include expected sales from the A400M cargo system (see Item 1A—Risk Factors). Approximately $440,700 of our May 31, 2009 backlog is expected to be filled within the next 12 months.

Employees

        At May 31, 2009, we employed approximately 5,300 persons worldwide. We also retain approximately 630 contract workers, the majority of which are located at our airframe maintenance facilities.

Sales to Defense Customers

        Sales to global defense customers were $605,583 (42.5% of total sales) in fiscal 2009. Sales to the U.S. Department of Defense and its contractors were $533,050 (37.4% of total sales), $438,501 (31.7% of total sales) and $325,280 (30.7% of total sales) in fiscal years 2009, 2008 and 2007, respectively. Because such sales are subject to competitive bidding and U.S. government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government contracts are for products and services used for ongoing military logistics support activities and for products which support the U.S. military's deployment strategy, and are, therefore, subject to changes in defense spending. Our U.S. government contracts are subject to termination at the election of the U.S. government; in the event of such a termination we would be entitled to recover from the U.S. government all allowable costs incurred by us through the date of termination.

Available Information

        For additional information concerning our business segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment Information" in Note 15 of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

        Our internet address is www.aarcorp.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Information contained on our web site is not a part of this report.

ITEM 1A.    RISK FACTORS

        The following is a description of some of the principal risks inherent in our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could adversely impact our results of operations or financial condition in the future.

We are impacted by factors that adversely affect the commercial aviation industry.

        As a provider of products and services to the commercial aviation industry, we are greatly affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected during the past decade by the terrorist attacks of September 11, 2001, the subsequent decline in air travel, the war on terrorism, the outbreak of Severe Acute Respiratory Syndrome, or SARS, and historically high oil prices. As a result of these and other events, certain customers filed for bankruptcy protection over the past several years, and others may be forced to do so in the future.

        More recently, over the past nine to twelve months, the U.S. economy and the economies of other industrialized nations have deteriorated. In the first quarter of calendar year 2009, U.S. gross domestic product declined 5.5%, and the U.S. unemployment rate reached approximately 9.5%, its highest level since 1983. As a result of weak economic conditions, both business and leisure travelers have reduced air travel, causing many carriers to announce further capacity reductions. Capacity in North America was down approximately 8% during the first calendar quarter of 2009 compared to last year, and passenger traffic declined approximately 10%.

        There has also been tightening in the credit markets over the last year. This has reduced the amount of liquidity available to our customers which has limited their ability to buy parts, services, engines and aircraft.

        A further reduction in the operating fleet of aircraft both in the U.S. and abroad will result in reduced demand for parts support and maintenance activities for the type of aircraft affected. Further, tight credit conditions may impact the amount of liquidity available to buy parts, services, engines and aircraft. Reduced demand from customers caused by weak economic conditions, including tight credit conditions, may adversely impact our financial condition or results of operations.

        Our business, financial condition, and results of operations and our growth rates may be adversely affected by these and other events that impact the aviation industry, including the following:

  •
  deterioration in the financial condition of our existing and potential customers;

  •
  reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support;

  •
  retirement of older generation aircraft, resulting in lower prices for spare parts and services for those aircraft;

  •
  reductions in demand for used aircraft and engines;

  •
  high oil prices;

  •
  future terrorist attacks and the ongoing war on terrorism; and

  •
  future outbreaks of infectious diseases.

Our customers may not be able to meet their financial obligations to us or we may experience less business as a result of the current airline environment, which would adversely affect our financial condition and results of operations.

        Mesa Airlines and subsidiaries ("Mesa") is a customer of the Company and in May 2008, warned it may have to file for bankruptcy protection if it could not resolve a contract dispute with one of its customers. In addition to the ongoing dispute with their customer, Mesa has reported substantial operating losses in the three- and six-month periods ended March 31, 2009. During fiscal 2009, our consolidated sales to Mesa were $70,700, of which $45,500 was in the Aviation Supply Chain segment and $25,200 was in the Maintenance, Repair and Overhaul segment. At May 31, 2009, we have long-term assets recorded in equipment on long-term lease of $46,000 supporting the Mesa supply chain programs and also have trade receivables and other assets associated with Mesa of approximately $12,500.

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

        We have used a number of assumptions when determining the recoverability of inventories and aircraft and engines which are on lease or available for lease. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio. The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions. Based upon that review, and taking into consideration the desire to improve liquidity and generate cash, we made the decision to sell one of the four aircraft acquired before September 11, 2001, and offer two of the remaining three for sale. As a result of this review and taking into consideration our assessment of current market conditions, the Company recorded a $21,033 pre-tax impairment charge in the second quarter of fiscal 2009 to reduce the carrying value of the three aircraft to their net realizable value. During the fourth quarter of fiscal 2009, we recorded a $10,100 pre-tax impairment charge on inventory and engines which had been acquired prior to September 11, 2001. This inventory was also subject to impairment charges recorded in previous fiscal years. The fiscal 2009 inventory and engine impairment charge was triggered by declining conditions in the commercial aviation industry and a slowdown in the sales volume of these assets during the fiscal year. Further reductions in demand for our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our inventories, aircraft and engines, could result in additional impairment charges in future periods. We can give no assurance that future impairment charges for our inventories, aircraft and engines will not occur.

Acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

        During fiscal 2008 and 2007, we completed four acquisitions. Further, we explore and have discussions with third parties regarding additional acquisitions on a regular basis. Acquisitions involve risks, including difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. For the acquisitions we made during fiscal 2008 and fiscal 2007, and for any additional businesses we may acquire in the future, we may not be able to execute our operational, financial or integration plan of the acquired businesses, which could adversely affect our results of operations and financial condition.

Our government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

        Our sales to the U.S. Department of Defense and its contractors were approximately $533,050 (37.4% of consolidated sales) in fiscal year 2009. The majority of our U.S. government contracts are for products and services used for ongoing military logistics support activities and for products which support the U.S. military's deployment strategy. Our contracts with the U.S. Department of Defense and its contractors are typically firm agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the U.S. Department of Defense. Sales to the U.S. Department of Defense are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding and requirements generated by world events, and therefore may not continue at levels previously experienced, which could have an adverse effect on our results of operations and financial condition.

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

        We purchase and lease aircraft and engines to our customers on an operating lease basis. Our ability to re-lease or sell these assets on acceptable terms is subject to a number of factors which drive industry capacity, including new aircraft deliveries, availability of used aircraft and engines in the marketplace, competition, financial condition of our customers, overall health of the airline industry and general economic conditions. During fiscal 2010, six 737-400's in the joint venture portfolio will be up for lease renewal and one MD80 in the wholly-owned portfolio will be up for lease renewal. Our inability to re-lease these aircraft, or other aircraft and engines that are currently on lease, could adversely affect our results of operations and financial condition.

Significant cost issues may develop associated with the A400M Cargo system.

        In June 2005, we announced that our Cargo Systems business in our Structures and Systems segment was selected to provide cargo handling systems for the new A400M Military Transport Aircraft ("A400M"). We are a subcontractor to Pfalz Flugzeugwerke GmbH ("PFW") of Speyer, Germany on this Airbus program. We have incurred, and are expected to continue to incur, significant development costs in connection with this program (see Note 14 in Notes to Consolidated Financial Statements). Our portion of revenue to be generated from this program is expected to exceed $300,000 through fiscal 2020, based on current sales projections for the A400M as provided to us by Airbus. Based on program delays and information provided by Airbus, planned first shipments under this program have slipped to fiscal 2013. If the A400M experiences significant additional delivery delays or order cancellations, or if we fail to develop the system according to contract specifications, then we may not be able to recover our development costs, and our operating results and financial condition could be adversely affected.

Success within our Maintenance, Repair and Overhaul segment is dependent upon fleet utilization and continued outsourcing by the airlines.

        We currently conduct airframe maintenance, repair and overhaul activities at leased facilities in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; and Hot Springs, Arkansas. Revenues

at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. If the number of aircraft operating decline or outsourcing of maintenance activities decline, we may not be able to execute our operational and financial plan at our MRO facilities, which could adversely affect our results of operations and financial condition.

We operate in a highly competitive industry, and competitive pressures may adversely affect us.

        The aviation industry and the markets for our products and services are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft manufacturers, aircraft parts manufacturers, airline and aircraft service companies, other companies providing maintenance, repair and overhaul services, and other aircraft spare parts distributors and redistributors. Some of our competitors have substantially greater financial and other resources than we have and others may price their products and services below our selling prices. These competitive pressures could adversely affect our results of operations and financial condition.

We are dependent upon continued availability of financing to manage our business and to execute our business strategy, and additional financing may not be available on terms acceptable to us.

        Our ability to manage our business and to execute our business strategy is dependent, in part, on the continuing availability of debt and equity capital. Access to the debt and equity capital markets may be limited by various factors, including the condition of overall credit markets, general economic factors, the state of the aviation industry, our financial performance and current credit ratings. Debt and equity capital may not continue to be available to us on favorable terms, or at all. Our inability to obtain financing on favorable terms could adversely affect our results of operations and financial condition.

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

        If any of the Company's material licenses, authorizations or approvals were revoked or suspended by the FAA and in some cases the equivalent regulatory agencies in other countries, our results of operations and financial condition may be adversely affected.

Our industry is susceptible to product liability claims, and claims not adequately covered by insurance may adversely affect our financial condition.

        Our business exposes us to possible claims for property damage and personal injury or death which may result if an engine, engine part or component, airframe part or accessory or any other aviation product which we have sold, manufactured or repaired fails, or if an aircraft we serviced or in which our products are installed crashes and the cause cannot be determined. We carry substantial liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, claims may arise in the future, and our insurance coverage may not be adequate to protect us in all circumstances. Additionally, we can give no assurance that we will be able to maintain adequate insurance coverage in the future at an acceptable cost. Any product liability claim not covered by adequate insurance could adversely affect our results of operations and financial condition.

We must comply with extensive environmental requirements, and any exposure to environmental liabilities may adversely affect us.

        Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and may continue to have an impact on our operations. Management cannot assess the possible effect of compliance with future environmental requirements or of future environmental claims for which we may not have adequate indemnification or insurance coverage. If we were required to pay the expenses related to any future environmental claims for which neither indemnification nor insurance coverage were available, these expenses could have an adverse impact on our results of operations and financial condition. Information on a legal proceeding involving the Michigan Department of Environmental Quality is contained under Item 3 of this Annual Report on Form 10-K.

We may need to make significant capital expenditures to keep pace with technological developments in our industry.

        The aviation industry is constantly undergoing development and change, and it is likely that new products, equipment and methods of repair and overhaul services will be introduced in the future. We may need to make significant expenditures to purchase new equipment and to train our employees to keep pace with any new technological developments. These expenditures could adversely affect our results of operations and financial condition.

Our operations would be adversely affected by a shortage of skilled personnel or work stoppages.

        Because of the complex nature of many of our products and services, we are dependent on an educated and highly skilled workforce. Furthermore, we have a collective bargaining agreement covering approximately 630 employees. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage, and may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        Our principal activities in the Aircraft Sales and Leasing segment and parts distribution activities in the Aviation Supply Chain segment are conducted from a building in Wood Dale, Illinois, which we own subject to a mortgage. In addition to warehouse space, this facility includes executive, sales and administrative offices. We also lease facilities in Atlanta and Macon, Georgia; Jacksonville, Florida and Garden City, New York, and we own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Supply Chain segment.

        Our principal activities in the Maintenance, Repair and Overhaul segment are conducted at facilities leased by us located in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida and Hot Springs, Arkansas.

        Our principal activities in the Structures and Systems segment are conducted at facilities owned by us in Clearwater, Florida (subject to an industrial revenue bond); Cadillac and Livonia, Michigan and Goldsboro, North Carolina. We also lease facilities in Huntsville, Alabama; Cullman, Alabama; Lebanon, Kentucky and Sacramento, California.

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

        AAR Manufacturing, Inc., a subsidiary of the Company ("subsidiary") received an Administrative Order for Response Activity ("Order") dated August 7, 2003, from the Michigan Department of Environmental Quality ("MDEQ") relating to environmental conditions at and in the vicinity of the subsidiary's Cadillac, Michigan plant. The Order required the subsidiary to perform environmental investigatory work, prepare a feasibility study and a remedial action plan, and perform interim response actions. The interim response actions include continuation of the response activities the subsidiary is performing under a 1985 Consent Decree, operation of a soil vapor extraction system the subsidiary had previously installed and operated, determination of the need to provide alternate water supplies to off-site properties (and if it is so determined then to actually provide them), removal of any free phase liquids encountered in the ground, providing notices of groundwater contamination migration to off-site property owners, and other actions determined by the MDEQ or the subsidiary to be appropriate. The MDEQ further demands payment of environmental response costs already incurred by the MDEQ in the approximate amount of $2,500 plus interest, and reimbursement of unspecified costs to be incurred in the future by the MDEQ. The Order and the letter accompanying it threaten the imposition of civil fines up to $25 for each day of violation of the Order, plus exemplary damages up to three times the costs incurred by the MDEQ if the subsidiary does not comply with the Order. The Order may require the implementation of the remedial action plan, although it is not clear on that point. The Order requires the implementation of emergency response action if a release of hazardous substances, threat of a release, or exacerbation of existing contamination occurs during the pendency of the Order.

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

        On March 31, 2005, a complaint was filed by the MDEQ in Cadillac, Michigan with the Wexford County Circuit Court. The case is Michigan Department of Environmental Quality vs AAR Cadillac Manufacturing, a division of AAR Manufacturing Group, Inc., an Illinois corporation, and AAR Corp., a Delaware corporation, File No. 05-18853-CE. In its complaint, the MDEQ seeks to enforce the Order against the subsidiary and to have the Court impose civil fines and exemplary damages upon the subsidiary for the alleged failure to comply with the Order. The MDEQ seeks to recover its costs incurred in performing response activities from both the subsidiary and the Company and seeks a declaratory judgment that both are liable for all future costs incurred by the State at the facility. The MDEQ also seeks civil fines from the subsidiary for alleged violations of a particular section of a Michigan environmental law.

        The Company and the subsidiary filed their Answer, including affirmative defenses. Prior to trial, the court granted a motion by the Company to dismiss the Company as a defendant, leaving the subsidiary as the only remaining defendant in the lawsuit.

        Trial took place during the months of December 2008 through February 2009. During the trial, the court granted a motion by the subsidiary to dismiss MDEQ's claims for enforcement of the Order and for civil fines and exemplary damages for the Company's alleged failure to comply with the Order. As a result of this ruling, the only issues remaining in the case are whether the subsidiary is liable for a post-Consent Decree release of contamination and, if so, what costs MDEQ is entitled to recover. The court also ruled that it would bifurcate the trial between liability and cost recovery. The first stage of trial was devoted to liability. If the court finds the subsidiary liable, it will move to the second stage of determining what costs are owed by the subsidiary. At the close of trial in February 2009, the court asked the parties to submit post-trial briefs, which have now been completed. The court currently has the case under consideration and will issue a ruling on liability.

        In a related matter, in December 2008, the Company and the subsidiary were sued by Liberty Mutual Insurance Co., the insurer who had been paying the Company's defense costs in the MDEQ matter. The suit, entitled Liberty Mutual Insurance Company vs AAR Corporation, AAR Manufacturing Inc. and AAR Cadillac Manufacturing (No. 08 CH 46851) was filed in the Circuit Court of Cook County, Chancery Division. Plaintiff Liberty Mutual seeks a declaratory judgment stating that it has no duty to defend or indemnify the Company or the subsidiary with respect to the MDEQ matter. The case remains pending and discovery has not yet begun.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	56	Chairman and Chief Executive Officer, Director
Timothy J. Romenesko	52	President and Chief Operating Officer, Director
Richard J. Poulton	44	Vice President, Chief Financial Officer and Treasurer
Robert J. Regan	51	Vice President, General Counsel and Secretary
James J. Clark	49	Group Vice President, Aviation Supply Chain
Michael J. Sharp	47	Vice President, Controller and Chief Accounting Officer
Terry D. Stinson	67	Group Vice President, Structures and Systems
Donald J. Wetekam	57	Group Vice President, Maintenance, Repair and Overhaul

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

        Mr. Regan was appointed Vice President, General Counsel and Secretary of the Company effective June 1, 2009. Previously he served as Vice President and General Counsel and prior to that as Associate General Counsel after joining the Company on February 28, 2008. Prior to joining the Company, he was a partner at the law firm of Schiff Hardin LLP since 1989.

        Mr. Clark has served as Group Vice President, Aviation Supply Chain since 2005. Previously, he served in various Group Vice President roles from 2000 to 2005, and previous to that he served as General Manager of AAR Aircraft Component Services—Amsterdam from 1995 to 2000, and in various other positions since joining the Company in 1982.

        Mr. Sharp has served as Vice President, Controller and Chief Accounting Officer since 1999. Previously, he served as Controller of the Company from 1996 to 1999. Prior to joining the Company, he was with Kraft Foods from 1994 to 1996, and with KPMG LLP from 1984 to 1994.

        Mr. Stinson has served as Group Vice President of Structures and Systems since joining the Company in the first quarter of fiscal 2008. Previously, he was President of Commercial Operations for Thomas Group, an operational consulting firm, and Chairman and Chief Executive Officer of Xelus Inc. Prior to that he served as Chairman and Chief Executive Officer of Bell Helicopter Textron, Inc. from 1991 to 2001 and before that held leadership positions with United Technologies Corporation ("UTC"), including President and Chief Executive Officer of Hamilton Standard, a UTC division from 1986 to 1991.

        Mr. Wetekam has served as Group Vice President, Maintenance, Repair and Overhaul since January 2008. Previously, he served as President and General Manager of the Company's aircraft maintenance facility in Oklahoma City since joining the Company in September 2007. Prior to joining the Company, he served as Deputy Chief of Staff for Installations and Logistics in the U.S. Air Force.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 1, 2009, there were approximately 8,700 holders of Common Stock, including participants in security position listings.

        The table below sets forth for each quarter of the past two fiscal years the reported high and low closing market prices of our Common Stock on the New York Stock Exchange.

	Fiscal 2009		Fiscal 2008
Per Common Share	Market Prices		Market Prices
Quarter	High	Low	High	Low
First	$18.87	$13.10	$34.86	$28.50
Second	18.23	10.37	33.25	28.88
Third	19.71	13.22	38.54	25.89
Fourth	15.30	10.61	28.10	18.94

ITEM 6.    SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

	For the Year Ended May 31,
	2009		2008	2007	2006	2005
RESULTS OF OPERATIONS

Sales from continuing operations[1]	$1,423,976		$1,384,919	$1,061,169	$885,518	$740,427
Gross profit	241,615	[2]	264,072	184,147 [2]	163,221	120,575
Operating income	102,892	[2]	134,518	95,366 [2]	65,172	34,917
Gain (loss) on extinguishment of debt	35,316	[3]	(205)	2,927	(3,893)	3,562
Interest expense	18,371		20,578	16,701	18,004	16,917
Income from continuing operations[1]	80,600		75,745	59,447	35,823	19,498
Loss from discontinued operations[1]	(1,949)		(601)	(787)	(660)	(4,045)
Net income	78,651		75,144	58,660	35,163	15,453

Share data:
Earnings (loss) per share—basic:
Earnings from continuing operations	$2.12		$2.04	$1.63	$1.07	$0.60
Loss from discontinued operations	(0.05)		(0.02)	(0.02)	(0.02)	(0.12)

Earnings per share—basic	$2.07		$2.02	$1.61	$1.05	$0.48

Earnings (loss) per share—diluted:
Earnings from continuing operations	$1.92		$1.77	$1.42	$0.96	$0.57
Loss from discontinued operations	(0.05)		(0.01)	(0.02)	(0.02)	(0.11)

Earnings per share—diluted	$1.87		$1.76	$1.40	$0.94	$0.46

Weighted average common shares outstanding—basic	38,059		37,194	36,389	33,530	32,297

Weighted average common shares outstanding—diluted	42,809		43,745	43,309	38,852	36,205

FINANCIAL POSITION

Total cash and cash equivalents	$112,505		$109,391	$83,317	$121,738	$50,338
Working capital	596,894		564,932	389,215	436,666	314,517
Total assets	1,377,511		1,362,010	1,067,633	978,819	732,230
Short-term recourse debt	50,205		1,236	51,366	361	2,123
Short-term non-recourse debt	11,722		20,212	22,879	1,928	1,622
Long-term recourse debt	367,598		478,308 [4]	232,863	293,263 [5,6]	199,919
Long-term non-recourse debt	16,728		19,190	20,748	25,313	27,240
Total recourse debt	417,803		479,544	284,229	293,624	202,042
Stockholders' equity	656,895		585,255	494,243	422,717 [6]	314,744

Number of shares outstanding at end of year	38,884		38,773	37,729	36,654	32,586

Book value per share of common stock	$16.89		$15.09	$13.10	$11.53	$9.66

Notes:

1
During fiscal 2007, we decided to exit, and in November 2008 we sold, our non-core industrial turbine business located in Frankfort, New York. In February 2005, we sold our engine component repair business located in Windsor, Connecticut. The operating results and the loss on disposal are classified as discontinued operations. See Note 11 of Notes to Consolidated Financial Statements.

2
In fiscal 2009 we recorded $31,133 of impairment charges related to three aircraft and certain engine and airframe parts. In fiscal 2007 we recorded $7,652 of impairment charges related to engine parts and an aircraft. See Note 13 of Notes to Consolidated Financial Statements.

3
During fiscal 2009, we retired $110,510 of our convertible notes for $72,916 cash. The gain after consideration of unamortized debt issuance costs was $35,316. See Note 2 of Notes to Consolidated Financial Statements.

4
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Item 1A, "Risk Factors." Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

        Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance, including painting services, and the repair and overhaul of landing gear. Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

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

        Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit (loss) as a primary profitability measure. The tables below set forth consolidated sales and gross profit (loss) for our four business segments for each of the last three fiscal years ended May 31.

	For the Year Ended May 31,
	2009	2008	2007
Sales:
Aviation Supply Chain	$583,965	$606,490	$543,674
Maintenance, Repair and Overhaul	346,996	300,871	211,516
Structures and Systems	477,631	389,428	264,083
Aircraft Sales and Leasing	15,384	88,130	41,896

	$1,423,976	$1,384,919	$1,061,169

	For the Year Ended May 31,
	2009	2008	2007
Gross Profit (Loss):
Aviation Supply Chain	$130,411	$145,091	$114,383
Maintenance, Repair and Overhaul	51,767	43,967	29,915
Structures and Systems	74,158	54,673	36,021
Aircraft Sales and Leasing	(14,721)	20,341	3,828

	$241,615	$264,072	$184,147

Business Trends and Highlights

        In early calendar year 2008, many U.S. air carriers announced a series of cost reduction initiatives, including staffing reductions, route consolidations and capacity reductions. The fleet reductions announced in early 2008 were principally in response to high oil prices. More recent capacity reductions have been in response to the deteriorating U.S. economic environment, including significant declines in fourth quarter 2008 and first quarter 2009 U.S. gross domestic product, and the highest unemployment rate in the U.S. since 1983. Capacity in North America was down approximately 8% during the first calendar quarter of 2009 compared to last year, and passenger traffic was down approximately 10%. Certain air carriers in the U.S. and abroad have filed for bankruptcy protection, and some have ceased operations. Certain foreign carriers have also reduced capacity in response to weak world-wide economic conditions. A reduction in the global operating fleet of passenger and cargo aircraft has resulted in reduced demand for parts support and maintenance activities for the types of aircraft affected.

        Disruptions in the financial markets, including tightened credit markets, have reduced the amount of liquidity available to certain of our customers which, in turn, affects their ability to buy parts, services, engines and aircraft. We continue to monitor economic conditions for their impact on our customers and markets, assessing both risks and opportunities that may affect our business.

        We expect many carriers will continue to seek ways to reduce their cost structure, including outsourcing more of their maintenance and support functions to third parties, while we believe other carriers who have historically outsourced their maintenance requirements will continue to do so. Although we believe we remain well positioned to respond to the market with our broad range of products and services, the factors above may have an adverse impact on our growth rates and our results of operations and financial condition.

        During fiscal 2009, sales to global defense customers increased 16.8% and at May 31, 2009 represented 42.5% of consolidated sales. We continue to see opportunities to provide performance-based logistics services and manufactured products supporting our defense customers' requirements. Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Fiscal 2009 Compared with Fiscal 2008

        Consolidated sales for fiscal 2009 increased $39,057 or 2.8% over the prior year period. Sales to commercial customers decreased 5.5% compared to the prior year reflecting reduced demand for parts support and maintenance activities as a result of declining airline capacity. Sales to commercial customers also declined due to lower sales in our Aircraft Sales and Leasing segment reflecting lower aircraft sales as a result of tight credit markets and reduced demand for big ticket items. Sales to global defense customers increased 16.8% reflecting the favorable impact of acquisitions and strong demand for specialized mobility products and performance-based logistics programs.

        In the Aviation Supply Chain segment, sales decreased $22,525 or 3.7% compared to the prior year. The sales decrease is primarily attributable to reduced demand for parts support from commercial customers as a result of airline capacity reductions, lower sales to a regional airline customer and the unfavorable impact of foreign currency translation. Gross profit in the Aviation Supply Chain segment decreased $14,680 or 10.1% and the gross profit margin percentage decreased to 22.3% from 23.9% in the prior year primarily due to the impairment charge of $10,100 recorded in the fourth quarter of fiscal 2009 (see Note 13 of Notes to Consolidated Financial Statements).

        In the Maintenance, Repair and Overhaul segment, sales increased $46,125 or 15.3% over the prior year. The increase in sales is attributable to the inclusion of revenue from Avborne, which was acquired in March 2008 and contributed approximately $44,000 of revenue during the first nine months of fiscal 2009, as well as increased revenues at our landing gear overhaul business. Sales were lower at our Indianapolis-based MRO facility reflecting reduced demand as a result of airline capacity reductions. Gross profit in the Maintenance, Repair and Overhaul segment increased $7,800 or 17.7%, and the gross profit margin percentage increased slightly to 14.9% from 14.6% in the prior year due primarily to operational improvement initiatives.

        In the Structures and Systems segment, sales increased $88,203 or 22.6% over the prior year. The increase in sales is attributable to the inclusion of revenue from Summa, which was acquired in December 2007, as well as continued strong demand for specialized mobility products and new product offerings. Gross profit in the Structures and Systems segment increased $19,485 or 35.6%, and the gross profit percentage increased to 15.5% from 14.0% in the prior year due to increased volume and increased shipments of higher margin products.

        In the Aircraft Sales and Leasing segment, sales decreased $72,746 or 82.5% compared with the prior year. During the fiscal year ended May 31, 2009, we sold two aircraft from our wholly-owned aircraft portfolio whereas during fiscal 2008, we sold five aircraft from our wholly-owned portfolio. Gross profit (loss) in the Aircraft Sales and Leasing segment decreased $35,062 from the prior year as a result of the reduction in aircraft sales and the impairment charge of $21,033 recorded in the second quarter of fiscal 2009 (see Note 13 of Notes to Consolidated Financial Statements). Earnings from joint ventures increased $2,548 compared to the prior year due to gains on the sale of two aircraft owned in joint ventures.

        Operating income decreased $31,626 or 23.5% compared with the prior year due to the impairment charges and an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased $11,717 primarily as a result of the impact of acquisitions. Net interest expense decreased $1,851 or 9.9% versus the prior year principally due to a reduction in outstanding borrowings and lower interest rates on our revolving credit agreement. Our effective income tax rate decreased to 32.8% compared to 34.8% in the prior year. The decrease in the effective tax rate was due to research and development tax credits recorded during fiscal 2009.

        During fiscal 2009, we retired $110,510 of convertible notes. The notes were retired for $72,916 cash and the gain after consideration of unamortized debt issuance costs was $35,316 and is reported in gain (loss) on extinguishment of debt on the consolidated statement of operations for fiscal 2009 (see Note 2 of Notes to Consolidated Financial Statements).

        During the second quarter of fiscal 2009, we sold our non-core industrial turbine business, which was classified as a discontinued operation. Loss on the sale of business, net of tax, was $1,403 (see Note 11 of Notes to Consolidated Financial Statements).

        Net income was $78,651 compared to $75,144 in the prior year due to the factors discussed above.

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

        In the Maintenance, Repair and Overhaul segment, sales increased $89,355 or 42.2% over the prior year. The increase in sales is primarily attributable to increased revenue at the Indianapolis heavy maintenance facility, greater volume of landing gear overhauls and the inclusion of revenue from Avborne which was acquired in March 2008 and contributed approximately $16,000 of revenues during fiscal 2008 (see Note 7 of Notes to Consolidated Financial Statements). Gross profit in the Maintenance, Repair and Overhaul segment increased $14,052 or 47.0%, and the gross profit percentage increased to 14.6% from 14.1% in the prior year due to increased volume and operational improvement initiatives.

        In the Structures and Systems segment, sales increased $125,345 or 47.5% over the prior year. The sales increase is attributable to sustained high levels of demand and new business wins for specialized mobility products, and the inclusion of revenue from Brown (acquired in April 2007) and Summa (acquired in December 2007) which together contributed approximately $88,800 of revenues during fiscal 2008 (see Note 7 of Notes to Consolidated Financial Statements). Gross profit in the Structures and Systems segment increased $18,652 or 51.8% compared to the prior year primarily due to increased sales, while the gross profit margin percentage increased slightly to 14.0% from 13.6%.

        In the Aircraft Sales and Leasing segment, sales increased $46,234 or 110.4% compared with the same period last year driven by the sale of five aircraft from our wholly-owned portfolio. Gross profit in the Aircraft Sales and Leasing segment increased $16,513 as a result of increased aircraft sales and the $2,902 impairment charge recorded during the first quarter of fiscal 2007 (see Note 13 of Notes to Consolidated Financial Statements). Up until mid fiscal 2008, our strategy in the Aircraft Sales and Leasing segment was to invest in aircraft mostly through participation in joint ventures and for our own account. During fiscal

2008, we purchased 20 aircraft with joint venture partners, all of which are currently on lease. At May 31, 2008, the total number of aircraft held in joint ventures was 29 (see Note 8 of Notes to Consolidated Financial Statements). Earnings from joint ventures declined $5,004 as aircraft joint ventures had less sales activity in fiscal 2008 compared to fiscal 2007. We also owned eight aircraft outside of the joint ventures. Of the eight aircraft owned by us outside the aircraft joint ventures, four were acquired prior to September 11, 2001.

        Operating income increased $39,152 or 41.1% compared to the same period last year due to increased sales and gross profit, partially offset by an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased $30,411 reflecting the impact of acquisitions, increased spending to support growth and investments in operational improvement initiatives. Interest expense increased $3,877 as a result of an increase in the average outstanding borrowings under our unsecured revolving credit facility to support growth, as well as an increase in non-recourse borrowings to acquire aircraft. Interest income decreased $3,093 principally as a result of lower yields on invested cash, as well as a decline in average invested cash balances. Our effective income tax rate increased to 34.8% compared to 32.0% in the prior year due to the expiration of certain income tax benefits on export activities.

        During the third quarter of fiscal 2007, we decided to exit our non-core industrial turbine business, which was part of the Structures and Systems segment, and classified the results as a discontinued operation. During the second quarter of fiscal 2009, we sold our non-core industrial turbine business. Loss on the sale of business, net of tax, was $1,403 (see Note 11 of Notes to Consolidated Financial Statements).

        Net income was $75,144 compared to $58,660 in the prior year due to the factors discussed above.

Legal Matters

        AAR Manufacturing, Inc., a subsidiary of the Company ("subsidiary") received an Administrative Order for Response Activity ("Order") dated August 7, 2003, from the Michigan Department of Environmental Quality ("MDEQ") relating to environmental conditions at and in the vicinity of the subsidiary's Cadillac, Michigan plant. The Order required the subsidiary to perform environmental investigatory work, prepare a feasibility study and a remedial action plan, and perform interim response actions. The interim response actions include continuation of the response activities the subsidiary is performing under a 1985 Consent Decree, operation of a soil vapor extraction system the subsidiary had previously installed and operated, determination of the need to provide alternate water supplies to off-site properties (and if it is so determined then to actually provide them), removal of any free phase liquids encountered in the ground, providing notices of groundwater contamination migration to off-site property owners, and other actions determined by the MDEQ or the subsidiary to be appropriate. The MDEQ further demands payment of environmental response costs already incurred by the MDEQ in the approximate amount of $2,500 plus interest, and reimbursement of unspecified costs to be incurred in the future by the MDEQ. The Order and the letter accompanying it threaten the imposition of civil fines up to $25 for each day of violation of the Order, plus exemplary damages up to three times the costs incurred by the MDEQ if the subsidiary does not comply with the Order. The Order may require the implementation of the remedial action plan, although it is not clear on that point. The Order requires the implementation of emergency response action if a release of hazardous substances, threat of a release, or exacerbation of existing contamination occurs during the pendency of the Order.

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

        On March 31, 2005, a complaint was filed by the MDEQ in Cadillac, Michigan with the Wexford County Circuit Court. The case is Michigan Department of Environmental Quality vs AAR Cadillac Manufacturing, a division of AAR Manufacturing Group, Inc., an Illinois corporation, and AAR Corp., a

Delaware corporation, File No. 05-18853-CE. In its complaint, the MDEQ seeks to enforce the Order against the subsidiary and to have the Court impose civil fines and exemplary damages upon the subsidiary for the alleged failure to comply with the Order. The MDEQ seeks to recover its costs incurred in performing response activities from both the subsidiary and the Company and seeks a declaratory judgment that both are liable for all future costs incurred by the State at the facility. The MDEQ also seeks civil fines from the subsidiary for alleged violations of a particular section of a Michigan environmental law.

        The Company and the subsidiary filed their Answer, including affirmative defenses. Prior to trial, the court granted a motion by the Company to dismiss the Company as a defendant, leaving the subsidiary as the only remaining defendant in the lawsuit.

        Trial took place during the months of December 2008 through February 2009. During the trial, the court granted a motion by the subsidiary to dismiss MDEQ's claims for enforcement of the Order and for civil fines and exemplary damages for the Company's alleged failure to comply with the Order. As a result of this ruling, the only issues remaining in the case are whether the subsidiary is liable for a post-Consent Decree release of contamination and, if so, what costs MDEQ is entitled to recover. The court also ruled that it would bifurcate the trial between liability and cost recovery. The first stage of trial was devoted to liability. If the court finds the subsidiary liable, it will move to the second stage of determining what costs are owed by the subsidiary. At the close of trial in February 2009, the court asked the parties to submit post-trial briefs, which have now been completed. The court currently has the case under consideration and will issue a ruling on liability.

        In a related matter, in December 2008, the Company and the subsidiary were sued by Liberty Mutual Insurance Co., the insurer who had been paying the Company's defense costs in the MDEQ matter. The suit, entitled Liberty Mutual Insurance Company vs AAR Corporation, AAR Manufacturing Inc. and AAR Cadillac Manufacturing (No. 08 CH 46851) was filed in the Circuit Court of Cook County, Chancery Division. Plaintiff Liberty Mutual seeks a declaratory judgment stating that it has no duty to defend or indemnify the Company or the subsidiary with respect to the MDEQ matter. The case remains pending and discovery has not yet begun.

        In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

Liquidity and Capital Resources

        Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets. In addition to these cash sources, our current capital resources include our unsecured credit facility. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, including the war on terrorism, and our operating performance. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. Under a universal shelf registration statement filed with the Securities and Exchange Commission that became effective on December 12, 2008, we may offer and sell up to $300,000 of various types of securities, including common stock, preferred stock and medium-term or long-term debt securities, subject to market conditions.

        At May 31, 2009, our liquidity and capital resources included cash of $112,505 and working capital of $596,894. Our revolving credit agreement, as amended (the "Credit Agreement") with various financial institutions, as lenders, and Bank of America National Association as successor by merger to LaSalle Bank

National Association ("Bank of America"), as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total. The term of our Credit Agreement extends to August 31, 2011. Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 100 to 237.5 basis points based on certain financial measurements. Borrowings outstanding under this facility at May 31, 2009 were $50,000, and there were approximately $12,910 of outstanding letters of credit which reduced the availability of this facility. In addition to our Credit Agreement, we also have $3,169 available under a foreign line of credit.

        During fiscal 2009, cash flow from operations was $64,451 primarily as a result of net income and depreciation of $119,202, partially offset by an increase in inventories of $45,414 principally reflecting investments to support our Aviation Supply Chain customers, and an increase in accounts receivable of $26,388.

        During fiscal 2009, our investing activities used $24,227 of cash principally as a result of capital expenditures of $27,535, which mainly represents capacity expansion and capability improvements in our Structures and Systems and Maintenance, Repair and Overhaul segments, partially offset by proceeds from aircraft joint ventures of $4,230. We expect fiscal 2010 capital expenditures to be $25,000 to $30,000, principally reflecting increased investments across our Maintenance, Repair and Overhaul and Structures and Systems segments.

        During fiscal 2009, our financing activities used $36,167 of cash primarily due to a reduction in borrowings of $110,625, which includes the retirement of convertible notes for $72,916 cash and the paydown of our revolving credit facility of $25,000. Proceeds from borrowings of $75,323 during fiscal 2009 principally reflects proceeds from our revolving credit facility.

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual obligations and off-balance sheet arrangements as of May 31, 2009 is as follows:

	Payments Due by Period
	Total		Due in Fiscal 2010	Due in Fiscal 2011	Due in Fiscal 2012	Due in Fiscal 2013	Due in Fiscal 2014	After Fiscal 2015
On Balance Sheet:
Debt	$367,798	[1]	$200	$42,108	$—	$—	$97,344	$228,146
Non-recourse Debt	28,450		11,722	2,656	2,860	9,274	972	966
Capital Leases	10,331		1,673	1,797	1,929	4,932	—	—
Bank Borrowings	50,005	[2]	50,005	—	—	—	—	—
Interest	76,386	[3]	12,327	11,365	7,636	7,227	7,150	30,681
Off Balance Sheet:
Aviation Equipment Operating Leases	1,280		1,280	—	—	—	—	—
Facilities and Equipment Operating Leases	59,584		11,913	10,011	8,965	8,365	7,811	12,519
Garden City, New York Operating Lease	26,145		1,529	1,567	1,606	1,647	1,688	18,108
Purchase Obligations	148,949		138,222	7,815	2,912	—	—	—
Pension Contribution	4,000		4,000	—	—	—	—	—

Notes:

1
$119,721 of our long-term debt is due February 1, 2026; however, we may redeem for cash all or a portion of the notes at any time on or after February 6, 2013. Holders of the notes have the right to require us to purchase all or a portion of notes on February 1, 2013, 2016 and 2021. See Note 2 of Notes to Consolidated Financial Statements.

2
The term of our revolving credit agreement extends to August 31, 2011.

3
Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2009.

        Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2009 was approximately $12,910.

Critical Accounting Policies and Significant Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the consolidated financial statements. The most significant estimates made by management include those related to the allowance for doubtful accounts, assumptions used in assessing goodwill impairment, adjustments to reduce the value of inventories and aviation equipment on or available for lease, revenue recognition, loss accruals for aviation equipment operating leases, program development costs and assumptions used in determining pension plan obligations. Accordingly, actual results could differ materially from those estimates. The following is a summary of the accounting policies considered critical by management.

Allowance for Doubtful Accounts

        Our allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected. In determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and our customer's current and expected future financial performance.

Goodwill

        Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company reviews and evaluates its goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. We use a two step process to evaluate goodwill for impairment. In the first step, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill. We estimate the fair value of each reporting unit using a valuation technique based on a multiple of earnings or discounted cash flows. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment. In the second step, we would determine an implied fair value of the reporting unit's goodwill by allocating the reporting unit's fair value to all of the assets and liabilities other than goodwill. We then would compare the implied fair value of goodwill to the carrying amount and recognize the difference as an impairment charge.

        The assumptions we used to estimate fair value of the reporting unit are based on historical performance as well as forecasts used in our current business plan.

        The amount reported under the caption "Goodwill and other intangible assets, net" is comprised of goodwill and intangible assets associated with acquisitions we made, principally since the beginning of fiscal 1998.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods. Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions. We have utilized certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand. Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in the recognition of impairment charges in future periods.

        During the fourth quarter of fiscal 2009, we recorded a $10,100 pre-tax impairment charge on inventory and engines which had been acquired prior to September 11, 2001. This inventory was also subject to impairment charges recorded in previous fiscal years. The fiscal 2009 impairment charge was triggered by declining conditions in the commercial aviation industry and a slowdown in the sales volume of these assets during the fiscal year (see Note 13 of Notes to Consolidated Financial Statements).

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

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying the provisions of SFAS No. 144 to equipment on or available for lease, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of aircraft and engines which are currently being leased or are available for lease.

        During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio. The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions. Based upon that review, and taking into consideration the desire to improve liquidity and generate cash, we made the decision to sell one of the four aircraft acquired before September 11, 2001, and offer two of the remaining three for sale. As a result of this review and taking into consideration our assessment of current market conditions, the Company recorded a $21,033 pre-tax impairment charge to reduce the carrying value of the three aircraft to their estimated net realizable value during the second quarter of fiscal 2009.

Program Development Costs

        In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft ("A400M"). We are a subcontractor to Pfalz Flugzeugwerke GmbH ("PFW") on this Airbus program. Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M. During fiscal 2009, Airbus agreed to reimburse AAR and PFW 20.0 million euros for costs incurred to develop the A400M system. AAR's share of this reimbursement was $18,700 and reduced the amount of capitalized program development costs. As of May 31, 2009, we have capitalized, net of the $18,700 reimbursement, approximately $38,000 of costs associated with the engineering and development of the cargo system in accordance with SOP 81-1 "Accounting for Performance of Construction—Type and Certain Production—Type Contracts." Sales and related cost of sales will be recognized on the units of delivery method. In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system. Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

Pension Plans

        The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

        Our discount rate is determined based on a review of long-term, high quality corporate bonds as of May 31, 2009, and models that match projected benefit payments to coupons and maturities from the high quality bonds. The assumption for the expected long-term return on plan assets is developed through analysis of historical asset returns by investment category, our fund's actual return experience and current market conditions. Changes in the discount rate and differences between expected and actual return on plan assets may impact the amount of net periodic pension expense recognized in our consolidated statement of operations.

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 ("SFAS 157") "Fair Value Measurements." SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral of the implementation of SFAS 157 for other non-financial assets and liabilities. We adopted the provisions of SFAS 157 as it relates to financial assets and liabilities effective June 1, 2008. We will adopt the provisions of SFAS 157 as it relates to non-financial assets and liabilities in fiscal 2010. The adoption of SFAS 157 for financial assets and liabilities as well as for other assets that are reported at fair value on a recurring basis did not have an impact on our results of operations and financial position. We do not expect that the adoption of SFAS 157 for non-financial assets and liabilities on June 1, 2009 will have a significant impact on our financial statements.

        In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB 51." This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon adoption of SFAS 160, effective for us as of June 1, 2009, noncontrolling interests will be classified as equity in the Company's financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company's income and comprehensive income. The presentation and disclosure provisions of this standard must be applied retrospectively upon adoption and is not expected to have a material impact on our results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141(R)"), "Business Combinations." SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS 141(R) are effective for business combinations occurring on or after June 1, 2009.

        In May 2008, the FASB issued Staff Position FSP APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires companies that have issued convertible debt that may be settled wholly or partly in cash when converted, to account for the debt and equity components separately. The value assigned to the bond liability is the estimated value of a similar bond without the conversion feature as of the issuance date. The difference between the proceeds for the convertible debt and the amount reflected as a bond liability is recorded as additional paid-in-capital. Interest expense is recorded using the issuer's comparable debt rate. FSP APB 14-1 is effective for us beginning June 1, 2009 (fiscal 2010) and will require retrospective application. We expect the implementation of FSP APB 14-1 will reduce our diluted earnings per share by $0.09 per share in fiscal 2010.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

        Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates and credit losses on accounts receivable. See Part II, Item 8 for a discussion on accounts receivable exposure. During fiscal 2009, 2008 and 2007, we did not utilize derivative financial instruments to offset these risks.

        At May 31, 2009, $187,090 was available under our Credit Agreement. Interest on amounts borrowed under this credit facility is LIBOR based. As of May 31, 2009, the outstanding balance under this agreement was $50,000. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2009 would have reduced our pre-tax income by approximately $108 during fiscal 2009.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 15, 2009 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
July 15, 2009

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31,
	2009	2008	2007
	(In thousands except per share data)
Sales:
Sales from products	$1,159,971	$1,145,625	$882,509
Sales from services	231,535	202,627	150,400
Sales from leasing	32,470	36,667	28,260

	1,423,976	1,384,919	1,061,169

Costs and operating expenses:
Cost of products	944,405	930,649	724,419
Cost of services	191,047	168,888	126,372
Cost of leasing	15,776	21,310	18,579
Cost of sales—impairment charges	31,133	—	7,652
Selling, general and administrative and other	147,219	135,502	105,091

	1,329,580	1,256,349	982,113

Gain on sale of product line	—	—	5,358
Earnings from joint ventures	8,496	5,948	10,952

Operating income	102,892	134,518	95,366
Gain (loss) on extinguishment of debt	35,316	(205)	2,927
Interest expense	(18,371)	(20,578)	(16,701)
Interest income	1,465	1,821	4,914
Gain (loss) on sale of investments	(1,393)	532	915

Income from continuing operations before provision for income taxes	119,909	116,088	87,421
Provision for income taxes	39,309	40,343	27,974

Income from continuing operations	80,600	75,745	59,447
Discontinued operations, net of tax:
Operating loss	(546)	(601)	(787)
Loss on disposal	(1,403)	—	—

Loss from discontinued operations	(1,949)	(601)	(787)

Net income	$78,651	$75,144	$58,660

Earnings per share—basic:
Earnings from continuing operations	$2.12	$2.04	$1.63
Loss from discontinued operations	(0.05)	(0.02)	(0.02)

Earnings per share—basic	$2.07	$2.02	$1.61

Earnings per share—diluted:
Earnings from continuing operations	$1.92	$1.77	$1.42
Loss from discontinued operations	(0.05)	(0.01)	(0.02)

Earnings per share—diluted	$1.87	$1.76	$1.40

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2009	2008
	(In thousands)
Current assets:
Cash and cash equivalents	$112,505	$109,391
Accounts receivable	227,300	202,472
Inventories	347,495	296,610
Equipment on or available for short-term lease	129,929	138,998
Deposits, prepaids and other	15,856	17,657
Deferred tax assets	18,227	18,303

Total current assets	851,312	783,431

Property, plant and equipment, at cost:
Land	4,842	4,842
Buildings and improvements	83,068	110,202
Equipment, furniture and fixtures	212,011	197,461

	299,921	312,505
Accumulated depreciation	(174,873)	(166,070)

	125,048	146,435

Other assets:
Goodwill and other intangible assets, net	150,227	129,719
Equipment on long-term lease	120,538	163,958
Investment in joint ventures	45,433	42,734
Other	84,953	95,733

	401,151	432,144

	$1,377,511	$1,362,010

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	May 31,
	2009	2008
	(In thousands)
Current liabilities:
Short-term debt	$50,005	$1,036
Current maturities of long-term debt	200	200
Current maturities of non-recourse long-term debt	11,722	20,212
Current maturities of long-term capital lease obligations	1,673	1,546
Accounts payable	100,651	99,073
Accrued liabilities	90,167	96,432

Total current liabilities	254,418	218,499

Long-term debt, less current maturities	367,598	478,308
Non-recourse debt	16,728	19,190
Capital lease obligations	8,658	10,420
Deferred tax liabilities	40,263	28,011
Other liabilities and deferred income	32,951	22,327

	466,198	558,256

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,201 and 43,932 shares, respectively	44,201	43,932
Capital surplus	330,002	324,074
Retained earnings	409,847	331,196
Treasury stock, 5,317 and 5,159 shares at cost, respectively	(103,159)	(100,935)
Accumulated other comprehensive loss	(23,996)	(13,012)

	656,895	585,255

	$1,377,511	$1,362,010

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2009

								Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock				Unearned Restricted Stock Awards
					Capital Surplus	Retained Earnings			Comprehensive Income
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, May 31, 2006	40,789	$40,789	4,135	$(69,664)	$274,211	$197,392	$(6,169)	$(13,842)
Net income	—	—	—	—	—	58,660	—	—	$58,660
Exercise of stock options and stock awards	1,441	1,441	366	(10,149)	14,230	—	—	—	—
Tax benefit related to share- based plans	—	—	—	—	4,345	—	—	—	—
Restricted stock activity	—	—	—	—	(3,113)	—	6,169	—	—
Adjustment for net translation gain	—	—	—	—	—	—	—	1,559	1,559
Minimum pension liability, net of tax	—	—	—	—	—	—	—	1,921	1,921
Adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	(3,537)	—

Comprehensive income									$62,140

Balance, May 31, 2007	42,230	$42,230	4,501	$(79,813)	$289,673	$256,052	$—	$(13,899)
Net income	—	—	—	—	—	75,144	—	—	$75,144
Exercise of stock options and stock awards	773	773	336	(11,595)	13,817	—	—	—	—
Repurchase of shares	—	—	322	(9,527)	—	—	—	—	—
Tax benefit related to share- based plans	—	—	—	—	4,657	—	—	—	—
Restricted stock activity	49	49	—	—	5,818	—	—	—	—
Common stock issued in debt for equity transaction	880	880	—	—	15,284	—	—	—	—
Purchase of hedge on convertible debt, net of tax	—	—	—	—	(45,289)	—	—	—	—
Issuance of warrants	—	—	—	—	40,114	—	—	—	—
Adjustment for net translation gain	—	—	—	—	—	—	—	5,284	5,284
Unrealized gains on securities, net of tax	—	—	—	—	—	—	—	65	65
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	—	—	—	(4,462)	(4,462)

Comprehensive income									$76,031

Balance, May 31, 2008	43,932	$43,932	5,159	$(100,935)	$324,074	$331,196	$—	$(13,012)
Net income	—	—	—	—	—	78,651	—	—	$78,651
Exercise of stock options and stock awards	67	67	63	(879)	1,365	—	—	—	—
Tax benefit related to share- based plans	—	—	—	—	171	—	—	—	—
Restricted stock activity	202	202	—	—	4,857	—	—	—	—
Bond hedge and warrant activity	—	—	95	(1,345)	(465)	—	—	—	—
Adjustment for net translation loss	—	—	—	—	—	—	—	(2,759)	(2,759)
Change in unrealized gains (losses) on investments, net of tax	—	—	—	—	—	—	—	(65)	(65)
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	—	—	—	(8,160)	(8,160)

Comprehensive income									$67,667

Balance, May 31, 2009	44,201	$44,201	5,317	$(103,159)	$330,002	$409,847	$—	$(23,996)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2009	2008	2007
	(In thousands)
Cash flows provided from (used in) operating activities:
Net income	$78,651	$75,144	$58,660
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	40,551	39,952	32,199
Deferred tax provision—continuing operations	16,009	13,243	20,411
Tax benefits from exercise of stock options	(171)	(4,657)	(4,345)
Gain on sale of product line	—	—	(5,358)
Impairment charges	31,133	—	7,652
(Gain) loss on extinguishment of debt	(35,316)	205	(2,927)
Earnings from joint ventures	(8,496)	(5,948)	(10,952)
(Gain) loss on sale of investment	1,393	(532)	(915)
Loss on disposal of business, net of tax	1,403	—	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts and trade notes receivable	(26,388)	12,428	(25,160)
Inventories	(45,414)	(42,339)	(8,567)
Equipment on or available for short-term lease	4,270	(44,689)	(5,259)
Equipment on long-term lease	(1,265)	4,413	(62,491)
Accounts payable	2,651	(26,078)	6,473
Accrued liabilities and taxes on income	(5,461)	19,131	1,903
Other liabilities	(1,962)	(6,152)	(4,696)
Other, deposits and program costs	12,863	(17,195)	(17,867)

Net cash provided from (used in) operating activities	64,451	16,926	(21,239)

Cash flows used in investing activities:
Property, plant and equipment expenditures	(27,535)	(30,334)	(29,891)
Proceeds from disposal of assets	67	10	51
Proceeds from sale of product line	767	—	6,567
Proceeds from disposal of business	100	—	—
Proceeds from sale of available for sale securities	1,551	23,767	11,612
Investment in available for sale securities	—	(26,179)	(10,697)
Companies acquired, net of cash	—	(85,210)	(38,478)
Proceeds from aircraft joint ventures	4,230	877	32,108
Investment in aircraft joint ventures	(828)	(23,609)	(9,556)
Other	(2,579)	(1,287)	(845)

Net cash used in investing activities	(24,227)	(141,965)	(39,129)

Cash flows provided from (used in) financing activities:
Proceeds from borrowings, net	75,323	267,003	29,491
Reduction in borrowings	(110,625)	(99,541)	(20,439)
Proceeds from capital lease obligations	—	12,880	—
Reduction in capital lease obligations	(1,635)	(1,058)	—
Proceeds from sale of warrants	—	40,114	—
Purchase of convertible note hedges	—	(69,676)	—
Purchase of treasury stock	—	(9,527)	—
Stock option exercises	599	6,169	8,576
Tax benefits from exercise of stock options	171	4,657	4,345

Net cash provided from (used in) financing activities	(36,167)	151,021	21,973

Effect of exchange rate changes on cash	(943)	92	(26)

Increase (decrease) in cash and cash equivalents	3,114	26,074	(38,421)
Cash and cash equivalents, beginning of year	109,391	83,317	121,738

Cash and cash equivalents, end of year	$112,505	$109,391	$83,317

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

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. The equity method of accounting is used for investments in other companies in which we have significant influence; generally this represents common stock ownership of at least 20% and not more than 50% (see Note 8 for a discussion of aircraft joint ventures).

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

        Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually, or more frequently if indicators of impairment are present.

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

        Goodwill by reportable segment is as follows:

	May 31,
	2009	2008
Aviation Supply Chain	$20,040	$20,133
Maintenance, Repair and Overhaul	28,108	18,234
Structures and Systems	61,603	63,153

	$109,751	$101,520

        At May 31, 2009 and 2008, intangible assets, other than goodwill, are comprised of customer relationships, lease agreements and covenants not to compete as follows:

	May 31,
	2009	2008
Customer relationships	$24,949	$28,730
Lease agreements	21,500	—
Covenants not to compete	1,170	1,760
Accumulated amortization	(7,143)	(2,291)

	$40,476	$28,199

        Customer relationships are being amortized over five- to twenty-year periods, the lease agreements are being amortized over an eighteen-year period and the covenants not to compete are being amortized over a three-year period. Amortization expense recorded during fiscal 2009, 2008 and 2007 was $4,852, $2,241 and $50, respectively. The aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $3,723 in 2010, $3,030 in 2011, $2,902 in 2012, $2,773 in 2013 and $2,554 in 2014.

Cash and Cash Equivalents

        At May 31, 2009 and 2008, cash equivalents of approximately $2,000 and $5,005, respectively, consist of investments in certificates of deposit which mature within 90 days. The carrying amount of cash equivalents approximates fair value at May 31, 2009 and 2008.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Marketable Securities

        Occasionally we will invest in equity securities and classify these equity securities as available for sale in the Consolidated Balance Sheet. As of May 31, 2009 and 2008, $0 and $3,044, respectively, was invested in available for sale securities.

        During fiscal 2009, 2008 and 2007, we sold investments in securities that were classified as available for sale. The loss on sale of these investments was $1,393 in fiscal 2009 and the gains on sale of these investments were $532 and $915 in fiscal 2008 and 2007, respectively.

Foreign Currency

        Our foreign subsidiaries generally utilize the local currency as their functional currency. All balance sheet accounts of foreign subsidiaries transacting business in currencies other than the U.S. dollar are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss.

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. Department of Defense were $16,730 and $24,112 at May 31, 2009 and 2008, respectively. We perform regular evaluations of customer payment experience, current financial condition and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

        Mesa is a customer of the Company and in May 2008, warned it may have to file for bankruptcy protection if it could not resolve a contract dispute with one of its customers. In addition to the ongoing dispute with their customer, Mesa has reported substantial operating losses in the three- and six-month periods ended March 31, 2009. During fiscal 2009, our consolidated sales to Mesa were $70,700, of which $45,500 was in the Aviation Supply Chain segment and $25,200 was in the Maintenance, Repair and Overhaul segment. At May 31, 2009, we have other long-term assets recorded in equipment on long-term lease of $46,000 supporting the Mesa supply chain programs and also have trade receivables and other assets associated with Mesa of approximately $12,500. Mesa is current on its obligations to us and we continue to monitor their situation.

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

Inventories

        Inventories are valued at the lower of cost or market (estimated net realizable value). Cost is determined by the specific identification, average cost or first-in, first-out methods. We also purchase aircraft and engines for disassembly to individual parts and components. Costs are assigned to these individual parts and components utilizing list prices from original equipment manufacturers and recent sales history.

        The following is a summary of inventories:

	May 31,
	2009	2008
Raw materials and parts	$62,565	$55,183
Work-in-process	52,584	47,576
Purchased aircraft, parts, engines and components held for sale	232,346	193,851

	$347,495	$296,610

Equipment under Leases

        Lease revenue is recognized as earned. The cost of the asset under lease is original purchase price plus overhaul costs. Depreciation for aircraft is computed using the straight-line method over the estimated service life of the equipment. The balance sheet classification of equipment under lease is generally based on lease term, with fixed-term leases less than twelve months generally classified as short-term and all others generally classified as long-term.

        Equipment on short-term lease consists of aircraft engines and parts on or available for lease to satisfy customers' immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to twelve months. Equipment on long-term lease consists of aircraft and engines on lease with commercial airlines generally for more than twelve months.

        Our aircraft and engine portfolio recorded on our consolidated balance sheet includes six narrow-body aircraft and several types of engines. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we are required to test for impairment of these assets whenever certain conditions exist. When applying the provisions of SFAS No. 144 to our aircraft and engine portfolio, we utilize certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand (see Note 13—Impairment Charges). Unfavorable differences between actual results and expected results could result in future impairments in our aircraft and engine lease portfolio.

        Future rent due to us under non-cancelable leases during each of the next five fiscal years is $32,734 in 2010, $31,001 in 2011, $29,083 in 2012, $23,428 in 2013 and $22,733 in 2014.

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

Income taxes

        Income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes."

Supplemental Information on Cash Flows

        Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2009	2008	2007
Interest paid	$17,014	$20,024	$13,650
Income taxes paid	29,106	11,412	1,948
Income tax refunds and interest received	432	506	1,221

        During fiscal 2009, 2008 and 2007 we capitalized $0, $1,372 and $977, respectively, of interest primarily related to capital projects in our Structures and Systems segment.

        During the third quarter of fiscal 2008, the holders of $16,355 of 2.875% convertible notes redeemed their notes for 880,000 shares of our common stock. As a result of the redemption, common stock increased $880 and capital surplus increased $15,284.

        In connection with the acquisition of Avborne, we assumed a $25,000 industrial revenue bond secured by maintenance hangars located at Miami International Airport. The industrial revenue bond matures on August 1, 2018 and has a variable interest rate. The interest rate at May 31, 2009 was 0.45%.

        During fiscal 2009, treasury stock increased $2,224 reflecting the impact of net share settlements of $1,345 of bond hedge and warrants associated with convertible bond repurchases during fiscal 2009, and the impact from shares withheld to satisfy statutory tax obligations associated with the exercise of stock

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

options of $879. During fiscal 2008, treasury stock increased $21,122 reflecting the purchase of treasury shares of $9,527 and the impact from shares withheld to satisfy statutory tax obligations associated with the exercise of stock options of $11,595. During fiscal 2007, treasury stock increased $10,149 principally reflecting the impact from shares withheld to satisfy statutory tax obligations associated with the exercise of stock options.

Use of Estimates

        We have made estimates and utilized certain assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

New Accounting Standards

        In September 2006, the FASB issued SFAS 157 "Fair Value Measurements." SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral of the implementation of SFAS 157 for other non-financial assets and liabilities. We adopted the provisions of SFAS 157 as it relates to financial assets and liabilities effective June 1, 2008. We will adopt the provisions of SFAS 157 as it relates to non-financial assets and liabilities in fiscal 2010. The adoption of SFAS 157 for financial assets and liabilities as well as for other assets that are reported at fair value on a recurring basis did not have an impact on our results of operations and financial position. We do not expect that the adoption of SFAS 157 for non-financial assets and liabilities on June 1, 2009 will have a significant impact on our financial statements.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB 51." This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon adoption of SFAS 160, effective for us as of June 1, 2009, noncontrolling interests will be classified as equity in the Company's financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company's income and comprehensive income. The presentation and disclosure provisions of this standard must be applied retrospectively upon adoption and is not expected to have a material impact on our results of operations and financial position.

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations." SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS 141(R) are effective for us for business combinations occurring on or after June 1, 2009.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires companies that have issued convertible debt that may be settled wholly or partly in cash when converted, to account for the debt and equity components separately. The value assigned to the bond liability is the estimated value of a similar bond without the conversion feature as of the issuance date. The difference between the proceeds for the convertible debt and the amount reflected as a bond liability is recorded as additional paid-in-capital. Interest expense is recorded using the issuer's comparable debt rate. FSP APB 14-1 is effective for us beginning June 1, 2009 (fiscal 2010) and will require retrospective application. We expect the implementation of FSP APB 14-1 will reduce our diluted earnings per share by $0.09 per share in fiscal 2010.

Reclassification

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

2. Financing Arrangements

Revolving Credit Facility

        Our revolving credit agreement, as amended (the "Credit Agreement") with various financial institutions, as lenders, and Bank of America, as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total. The term of our Credit Agreement extends to August 31, 2011. Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 100 to 237.5 basis points based on certain financial measurements. Borrowings outstanding under this facility at May 31, 2009 were $50,000, and there were approximately $12,910 of outstanding letters of credit which reduced the availability of this facility. In addition to our Credit Agreement, we also have $3,169 available under a foreign line of credit.

        Short-term borrowing activity under our revolving credit facilities during fiscal 2009, 2008 and 2007 was as follows:

	For the Year Ended May 31,
	2009	2008	2007
Maximum amount borrowed	$75,000	$173,000	$0
Average daily borrowings	45,397	35,077	0
Average interest rate during the year	2.38%	6.12%	—

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

        A summary of our recourse and non-recourse long-term debt is as follows:

	May 31,
	2009	2008
Recourse debt
Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	$42,000	$42,000
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	97,344	137,500
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	72,425	112,500
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	119,721	150,000
Industrial revenue bonds (secured by trust indenture on property, plant and equipment) due December 1, 2010 and August 1, 2018 with floating interest rate, payable monthly	25,308	25,508

Total recourse debt	367,798	478,508
Current maturities of recourse debt	(200)	(200)

Long-term recourse debt	$367,598	$478,308

Non-recourse debt
Non-recourse note payable due October 31, 2008 with interest at 5.66%	$—	$7,881
Non-recourse note payable due June 30, 2009 with interest at 3.85%	9,261	10,048
Non-recourse note payable due July 19, 2012 with interest at 7.22%	14,082	15,725
Non-recourse note payable due April 3, 2015 with interest at 8.38%	5,107	5,748

Total non-recourse debt	28,450	39,402
Current maturities of non-recourse debt	(11,722)	(20,212)

Long-term non-recourse debt	$16,728	$19,190

Recourse debt

        During February 2008, we completed the sale of $250,000 of convertible notes, consisting of $137,500 aggregate principal amount of 1.625% convertible senior notes due 2014 and $112,500 aggregate principal amount of 2.25% convertible senior notes due 2016 (together, the "Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest under the Notes is payable semiannually on March 1 and September 1.

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

        The Notes are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Costs associated with the issuance and sale of the Notes of approximately $6,028 are being amortized using the effective interest method over a six- and eight-year period.

        In connection with the issuance of the Notes, we entered into convertible note hedge transactions ("Note Hedges") with respect to our common stock with Merrill Lynch Financial Markets, Inc. ("Hedge Provider"). The Note Hedges are exercisable solely in connection with any conversion of the Notes and provide for us to receive shares of our common stock from the Hedge Provider equal to the number of shares issuable to the holders of the Notes upon conversion. We paid $69,676 for the Note Hedges.

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

        The mortgage loan due August 1, 2015 is secured by our Wood Dale, Illinois facility. At May 31, 2009, the net book value of our Wood Dale, Illinois facility is $14,518.

        In connection with the acquisition of Avborne, we assumed a $25,000 industrial revenue bond secured by maintenance hangars located at Miami International Airport. The industrial revenue bond matures on August 1, 2018 and has a variable interest rate. The interest rate at May 31, 2009 was 0.45%.

        During fiscal 2009, we retired $30,279 of our 1.75% convertible notes due February 1, 2026, $40,156 of our 1.625% convertible notes due March 1, 2014 and $40,075 of our 2.25% convertible notes due March 1, 2016. Collectively, the convertible notes were retired for $72,916 cash, and the gain after consideration of unamortized debt issuance costs of $35,316 is recorded in gain (loss) on extinguishment of debt on the consolidated statements of operations.

        We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters. We are in compliance with all financial covenants under our financing arrangements. The aggregate amount of long-term recourse debt maturing during each of the next five fiscal years is $200 in 2010, $42,108 in 2011, $0 in 2012, $0 in 2013 and $97,344 in 2014. Our long-term recourse debt was estimated to have a fair value of approximately $290,000 at May 31, 2009. The fair value was estimated using available market information.

Non-recourse debt

        On May 31, 2009, our total non-recourse debt balance is $28,450 and is secured by three aircraft with a net book value of $41,240. The aggregate amount of long-term non-recourse debt maturing during each of the next five fiscal years is $11,722 in 2010, $2,656 in 2011, $2,860 in 2012, $9,274 in 2013 and $972 in 2014.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation

        We provide stock-based awards under the AAR CORP. Stock Benefit Plan ("Stock Benefit Plan") which has been approved by our stockholders. Under this plan, we are authorized to grant stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and become exercisable in either four or five equal annual increments commencing one year after the date of grant. We issue new common stock upon the exercise of stock options. In addition to stock options, the Stock Benefit Plan also provides for the grant of restricted stock awards and performance based restricted stock awards, as well as for the grant of stock appreciation units; however, to date, no stock appreciation units have been granted.

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

        Typically, stock options and restricted stock are subject to forfeiture prior to vesting if the employee terminates employment for any reason other than death, retirement or disability, or if we terminate employment for cause. A total of 5,658,000 shares have been granted under the Stock Benefit Plan since its inception, and as of May 31, 2009, awards representing 3,347,000 shares were available for future grant under the Stock Benefit Plan.

Stock Options

        During fiscal 2009, 2008 and 2007, we granted stock options representing 184,750 shares, 88,000 shares and 100,000 shares, respectively.

        The weighted average fair value of stock options granted during fiscal 2009, 2008 and 2007 was $8.27, $13.46 and $11.93, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options Granted In Fiscal Year
	2009	2008	2007
Risk-free interest rate	3.3%	4.9%	5.0%
Expected volatility of common stock	38.9%	43.1%	58.7%
Dividend yield	0.0%	0.0%	0.0%
Expected option term in years	6.0	4.0	4.0

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

        A summary of stock option activity for the three years ended May 31, 2009 follows (shares in thousands):

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,425	$21.53	2,135	$18.30	3,080	$16.88
Granted	185	$19.26	88	$33.63	100	$24.08
Exercised	(68)	$9.66	(773)	$18.28	(1,021)	$17.72
Cancelled	(317)	$22.11	(25)	$26.55	(24)	$17.47

Outstanding at end of year	1,225	$21.18	1,425	$21.53	2,135	$18.30

Options exercisable at end of year	945	$19.89	1,271	$19.94	2,038	$18.03

        The total fair value of stock options that vested during fiscal 2009, 2008 and 2007 was $434, $227 and $0, respectively. The total intrinsic value of stock options exercised during fiscal 2009, 2008 and 2007 was $493, $12,627 and $13,582, respectively. The aggregate intrinsic value of options outstanding as of May 31, 2009 was $1,305. The tax benefit realized from stock options exercised during fiscal 2009, 2008 and 2007 was $171, $4,657 and $4,345, respectively. Expense charged to operations for stock options during fiscal 2009, 2008 and 2007 was $781, $465 and $240, respectively. As of May 31, 2009, we had $2,420 of unrecognized compensation expense related to stock options that will be amortized over an average period of 3.3 years.

        The following table provides additional information regarding stock options outstanding as of May 31, 2009 (shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life in Years
Option Exercise Price Range	Number Outstanding as of 5/31/09		Weighted- Average Exercise Price	Number Exercisable as of 5/31/09	Weighted- Average Exercise Price
$3.20—$13.00	173	3.9	$7.74	173	$7.74
$13.01—$18.50	369	2.3	$16.01	364	$15.98
$18.51—$24.50	539	6.4	$21.85	322	$22.60
$24.51—$34.50	144	6.2	$30.38	86	$27.71

	1,225	4.9	$21.18	945	$19.89

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based restricted stock. The award is contingent upon the achievement of certain performance objectives, including net income, return on capital, and leverage ratios, or the Company's stock price achieving a certain level over a period of time. After the shares are granted, the restrictions are released over a three to seven year period. During fiscal 2009, 2008 and 2007, we granted 213,000, 35,000 and 459,000 restricted shares, respectively, under this program.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

        In addition to the performance-based restricted stock awards, we also granted a total of 22,500 restricted shares to members of the Board of Directors during fiscal 2009. These shares vest over a three-year period.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Amortization expense related to all restricted shares during fiscal 2009, 2008 and 2007 was $5,435, $5,943 and $3,458, respectively.

        Restricted share activity during the fiscal year ended May 31, 2009 is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2008	940	$24.44
Granted	235	$14.64
Vested	(271)	$16.03
Forfeited	(26)	$28.43

Nonvested at May 31, 2009	878	$24.29

        As of May 31, 2006, unearned compensation related to restricted shares was included in unearned restricted stock awards, a separate component of stockholders' equity. Upon the adoption of SFAS No. 123(R), the balance was reclassified to capital surplus. As of May 31, 2009, we had $9,402 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.5 years.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

Stock Repurchase Authorization

        On June 20, 2006 our Board of Directors authorized us to purchase up to 1,500,000 shares of our common stock on the market. This action superseded our previous stock repurchase plan which had remaining authorization to purchase 1,255,000 shares. During fiscal 2008, we purchased 321,700 shares of our common stock on the open market at an average price of $29.61, leaving 1,178,300 shares still available for repurchase.

4. Income Taxes

        Substantially all of our pre-tax income was from domestic activities. The provision for income taxes on continuing operations includes the following components:

	For the Year Ended May 31,
	2009	2008	2007
Current:
Federal	$21,400	$25,900	$6,863
State	1,900	1,200	700

	23,300	27,100	7,563
Deferred	16,009	13,243	20,411

	$39,309	$40,343	$27,974

        The deferred tax provision results primarily from differences between financial reporting and taxable income arising from inventory and depreciation.

        Income tax payable at May 31, 2009 and 2008 was $6,482 and $14,523, respectively, and is included in accrued liabilities on the consolidated balance sheet.

        The provision for income taxes on continuing operations differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2009, 2008 and 2007 to income before taxes, for the following reasons:

	For the Year Ended May 31,
	2009	2008	2007
Provision for income taxes at the federal statutory rate	$41,968	$40,631	$30,597
Tax benefit on exempt earnings from export sales	—	—	(2,916)
Tax benefits on domestic production activities	(1,487)	(1,558)	(167)
State income taxes, net of federal benefit and refunds	1,248	770	455
Research and development credit	(2,702)	—	—
Other	282	500	5

Provision for income taxes on continuing operations	$39,309	$40,343	$27,974

        In October of 2004, the American Jobs Creation Act of 2004 was signed into law and included a number of Federal income tax reforms, including the phase-out of tax benefits on earnings from export sales.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Income Taxes (Continued)

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes and consist of the following components:

	May 31,
	2009	2008
Deferred tax assets-current attributable to:
Inventory costs	$16,088	$15,973
Employee benefits	206	(1,051)
Allowance for doubtful accounts	1,776	2,043
Advanced billings and other	157	1,338

Total deferred tax assets-current	$18,227	$18,303

Deferred tax assets-noncurrent attributable to:
Postretirement benefits	$15,162	$10,768
Bond hedge	11,924	24,311

Total deferred tax assets-noncurrent	$27,086	$35,079

Total deferred tax assets	$45,313	$53,382

Deferred tax liabilities attributable to:
Depreciation	$(55,011)	$(49,609)
Leveraged leases	(5,186)	(5,813)
Intangible assets	(7,152)	(7,633)
Unrealized gain on available for sale securities	—	(35)

Total deferred tax liabilities	$(67,349)	$(63,090)

Net deferred tax liabilities	$(22,036)	$(9,708)

        As of May 31, 2009, we have determined that the realization of our deferred tax assets is more likely than not, and that a valuation allowance is not required based upon our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation. Fiscal years 2006 through 2009 remain open to examination by the Internal Revenue Service. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

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

        Under the provisions of Emerging Issues Task Force Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" ("EITF No. 04-08"), we are required to use the "if converted" method set forth in SFAS No. 128, "Earnings Per Share," in calculating the diluted earnings

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Earnings Per Share (Continued)

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

        The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2009 (shares in thousands).

	For the Year Ended May 31,
	2009	2008	2007
Income from continuing operations	$80,600	$75,745	$59,447
Loss from discontinued operations, net of tax	(1,949)	(601)	(787)

Net income	$78,651	$75,144	$58,660

Basic shares:
Weighted average common shares outstanding	38,059	37,194	36,389

Earnings per share—basic:
Earnings from continuing operations	$2.12	$2.04	$1.63
Loss from discontinued operations, net of tax	(0.05)	(0.02)	(0.02)

Earnings per share—basic	$2.07	$2.02	$1.61

Net income	$78,651	$75,144	$58,660
Add: After-tax interest on convertible debt	1,454	1,866	1,965

Net income for diluted EPS calculation	$80,105	$77,010	$60,625

Diluted shares:
Weighted average common shares outstanding	38,059	37,194	36,389
Additional shares from the assumed exercise of stock options	61	332	445
Additional shares from the assumed vesting of restricted stock	244	523	499
Additional shares from the assumed conversion of convertible debt	4,445	5,696	5,976

Weighted average common shares outstanding—diluted	42,809	43,745	43,309

Earnings per share—diluted:
Earnings from continuing operations	$1.92	$1.77	$1.42
Loss from discontinued operations, net of tax	(0.05)	(0.01)	(0.02)

Earnings per share—diluted	$1.87	$1.76	$1.40

        At May 31, 2009, 2008 and 2007, respectively, options to purchase 958,000, 78,000 and 31,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans

        We have defined contribution and defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2009 was 5.25%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

        Certain foreign operations of domestic subsidiaries also have a defined pension plan. Benefit formulas are based generally on years of service and compensation. It is the policy of these subsidiaries to fund at least the minimum amounts required by local laws and regulations.

        We provide eligible outside directors with benefits upon retirement on or after age 65 provided they have completed at least five years of service as a director. Benefits are paid quarterly in cash equal to 25% of the annual retainer fee payable to active outside directors. Payment of benefits commence upon retirement and continue for a period equal to the total number of years of the retired director's service up to a maximum of ten years, or death, whichever occurs first. In the fourth quarter of fiscal 2001, we terminated the plan for any new members of the Board of Directors first elected after May 31, 2001.

        We also provide supplemental pension benefits for certain executives and key employees to supplement benefits provided by the cash balance plan.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Obligations and Funded Status

        The following table sets forth the changes in projected benefit obligations and plan assets for all of our pension plans:

	May 31,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$92,140	$89,447
Service cost	1,461	1,546
Interest cost	5,347	5,066
Plan participants' contributions	387	380
Amendments	730	273
Net actuarial gain	(4,379)	(2,991)
Benefits paid	(4,316)	(5,292)
Translation	(2,622)	3,711

Benefit obligation at end of year	$88,748	$92,140

Change in plan assets:
Fair value of plan assets at beginning of year	$85,193	$86,045
Actual return on plan assets	(11,509)	(3,617)
Employer contributions	2,872	3,628
Plan participants' contributions	387	380
Benefits paid	(4,316)	(5,292)
Translation	(2,774)	4,049

Fair value of plan assets at end of year	$69,853	$85,193

Funded status at end of year	$(18,895)	$(6,947)

        Amounts recognized in the consolidated balance sheets consisted of the following:

	May 31,
	2009	2008
Other assets	$—	$1,262
Accrued liabilities	(1,475)	(1,311)
Other liabilities and deferred income	(17,420)	(6,898)

	$(18,895)	$(6,947)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive loss, net of tax consisted of the following:

	May 31,
	2009	2008
Actuarial loss	$26,314	$18,159
Prior service cost	625	520

Total	$26,939	$18,679

        Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	May 31,
	2009	2008
Projected benefit obligation	$60,314	$63,838
Accumulated benefit obligation	59,904	63,109
Fair value of plan assets	41,673	55,629

        The accumulated benefit obligation for all pension plans was $83,867 and $86,776 as of May 31, 2009 and 2008, respectively.

Net Periodic Benefit Cost

        Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2009	2008	2007
Service cost	$1,461	$1,546	$1,322
Interest cost	5,347	5,066	5,058
Expected return on plan assets	(6,514)	(6,338)	(6,029)
Amortization of prior service cost	134	116	109
Recognized net actuarial loss	500	684	633
Curtailment	—	184	—
Settlement charge	—	181	201

	$928	$1,439	$1,294

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Assumptions

        The assumptions used in accounting for the Company's plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key assumptions used in the measurement of the Company's benefit obligations:

	May 31,
	2009	2008
Domestic plans:
Discount rate	6.82%	6.45%
Rate of compensation increase	3.50	3.50

	May 31,
	2009	2008
Non-domestic plans:
Discount rate	5.90%	6.10%
Rate of compensation increase	3.00	3.00

        A summary of the weighted average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2009	2008	2007
Domestic plans:
Discount rate	6.45%	6.05%	6.40%
Rate of compensation increase	3.50	3.50	3.50
Expected long-term return on plan assets	8.50	8.50	8.50
Non-domestic plans:
Discount rate	6.10%	5.10%	4.75%
Rate of compensation increase	3.00	3.00	3.00
Expected long-term return on plan assets	6.50	6.50	6.50

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2009	2008
Equity securities	57%	59%	45 – 75%
Fixed income securities	23	22	25 – 55%
Other (fund-of funds hedge fund)	20	19	0 – 20%

	100%	100%

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

Cash Flow

        The following table summarizes our estimated future pension benefits by fiscal year:

	Fiscal Year
	2010	2011	2012	2013	2014	2015 to 2019
Estimated pension benefits	$6,211	$4,147	$4,708	$4,613	$5,180	$29,533

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing $3,000 to $5,000 during fiscal 2010.

Additional Information

        The estimated amounts for our plans that will be amortized from accumulated other comprehensive loss into expense over the next fiscal year are as follows:

Amortization of net actuarial loss	$1,132

Amortization of prior service cost	$134

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plans are unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $1,272 and $1,427 as of May 31, 2009 and 2008, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Company contributions vest on a pro-rata basis during the first three years of employment. We also provide profit sharing benefits for certain executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to results of operations for Company matching contributions, including profit sharing contributions, was $7,964 in fiscal 2009, $8,666 in fiscal 2008 and $5,501 in fiscal 2007 for these plans.

7. Acquisitions

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

        On March 5, 2008, we acquired Avborne Heavy Maintenance, Inc. ("Avborne") and a related entity. Avborne, an independent provider of aircraft heavy maintenance checks, modifications, installations and painting services to commercial airlines, international cargo carriers and major aircraft leasing companies, operates as part of our Maintenance, Repair and Overhaul segment. The purchase price was approximately $40,000 and included a cash payment of $15,000 and the assumption of a $25,000 industrial revenue bond.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Acquisitions (Continued)

        Our cost to acquire Brown, Summa and Avborne has been allocated to the assets and liabilities acquired based on fair values. We have allocated the purchase price as follows:

Cash	$1,200
Accounts receivable	41,600
Inventory	7,900
Prepaid expenses	2,400
Property, plant and equipment	18,300
Identifiable intangibles	45,900
Goodwill	46,600
Other assets	1,100
Accounts payable	(19,500)
Accrued liabilities	(7,800)
Industrial revenue bond	(25,000)

        The following unaudited pro forma information is provided for acquisitions assuming the Brown, Summa and Avborne acquisitions occurred as of the beginning of fiscal year 2007:

	For the Year Ended May 31,
	2008	2007
Net sales	$1,483,114	$1,210,993
Operating income	140,493	100,328
Net income	77,061	58,178
Earnings per share:
Basic	$2.07	$1.60
Diluted	$1.80	$1.39

8. Aircraft Portfolio

Joint Venture Aircraft

        The Company owns aircraft with joint venture partners as well as aircraft which are wholly-owned. As of May 31, 2009, the Company had ownership interests in 26 aircraft with joint venture partners. All of the aircraft owned with joint venture partners were acquired in fiscal years 2006, 2007 and 2008. As of May 31, 2009, our equity investment in the 26 aircraft owned with joint venture partners was approximately $42,600 and is included in investment in joint ventures on the consolidated balance sheet.

        Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting. Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft. Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis. Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies. During fiscal 2009,

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8. Aircraft Portfolio (Continued)

2008 and 2007, we were paid $898, $1,059 and $1,115, respectively, for such services. The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

        Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

        Summarized financial information for these limited liability companies is as follows:

	For the Year Ended May 31,
	2009	2008	2007
Sales	$67,770	$54,424	$81,626
Income before provision for income taxes	18,059	14,237	16,877

	May 31,
	2009		2008
Balance sheet information:
Assets	$282,772		$320,093
Debt	194,388		233,662
Members' capital	85,268	*	80,299

*
AAR's equity interest is approximately $42,600.

Wholly-Owned Aircraft

        In addition to the aircraft owned with joint venture partners, we own six aircraft for our own account which are considered wholly-owned. Of the six aircraft, one aircraft is in a leveraged lease, two aircraft were financed with non-recourse debt, one aircraft was financed with a non-recourse capital lease and the other two have no debt. A lessee of two of our wholly-owned aircraft is in arrears for amounts due under the leases. We have obtained a judgment against the lessee and its affiliated guarantor and expect to recover past due rental amounts. Our net investments in these two aircraft after consideration of non-recourse financing are $4,934 and $2,740, respectively. Our investment in the six wholly-owned aircraft is comprised of the following components:

	May 31,
	2009	2008
Gross carrying value	$61,202	$98,588
Non-recourse debt	(19,190)	(29,354)
Non-recourse capital lease obligation	(10,259)	(11,837)

Net AAR investment	$31,753	$57,397

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

10. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby the Company sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease in accordance with SFAS No. 13 "Accounting for Leases." Net proceeds from the sale of the facility were $13,991 and the cost and related accumulated depreciation of the facility of $9,472 and $4,595, respectively, were removed from the consolidated balance sheet. The gain realized on the sale of $9,114 has been deferred and is being amortized over the 20-year lease term in accordance with SFAS No. 13. The unamortized balance of the deferred gain as of May 31, 2009 is $6,610 and is included in other liabilities and deferred income on the consolidated balance sheet.

        In addition to the Garden City lease, we lease other facilities and equipment as well as aviation equipment under agreements that are classified as operating leases that expire at various dates through 2034. Under the terms of one of the facility lease agreements, we are entitled to receive rent credits as we increase the space we occupy. During fiscal 2009, 2008 and 2007, we received $450, $1,000 and $700, respectively, of such rent credits and in accordance with SFAS No. 13, we are treating the rent credits as lease incentives, which are being amortized over the term of the lease. Future minimum payments under all operating leases at May 31, 2009 are as follows:

	Future Minimum Payments
Year	Facilities and Equipment	Aviation Equipment
2010	$13,442	$1,280
2011	11,578	—
2012	10,571	—
2013	10,012	—
2014	9,499	—
2015 and thereafter	30,627	—

        Rental expense during the past three fiscal years was as follows:

	For the Year Ended May 31,
	2009	2008	2007
Facilities and Equipment	$22,644	$18,621	$14,412
Aviation Equipment	3,204	3,095	3,471

        During the first quarter of fiscal 2008, we completed a sale-leaseback transaction with a financial institution to finance an aircraft under a capital lease. Proceeds were approximately $12,880. The gross asset balance and accumulated depreciation of this aircraft as of May 31, 2009 is $15,954 and $1,719,

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Commitments and Contingencies (Continued)

respectively, and is included in equipment on long-term lease on the consolidated balance sheet. Future minimum payments and sub-lease rentals under capitalized leases are as follows:

Year	Future Minimum Payments	Sub-lease Rentals
2010	$1,673	$2,700
2011	1,797	2,700
2012	1,929	2,700
2013	4,932	548
2014	—	—
2015 and thereafter	—	—

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2009 was approximately $12,910.

        We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business (see Item 3 Legal Proceedings). In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

11. Discontinued Operations

        On November 25, 2008 we sold certain assets and liabilities of our industrial gas turbine engine business to the local management team. We retained ownership of the land and building and entered into a five-year lease with the buyer. As of May 31, 2009, the net book value of the land and building was $1,226. The industrial gas turbine engine business was a unit in the Structures and Systems segment. As consideration, we received cash of $100 and a $650 interest bearing note due in five equal annual installments beginning December 1, 2009. The note is secured by accounts receivable, inventory and equipment. We also have an opportunity to receive additional consideration based on the business achieving certain sales levels for a four-year period beginning January 1, 2009. As a result of this transaction, we recorded a pre-tax charge of $2,209 ($1,403 after tax), in the second quarter ended November 30, 2008 representing the loss on disposal. The loss on disposal represents the difference between non-contingent consideration received and the net book value of the assets sold.

        Revenues, pre-tax operating loss and pre-tax loss on disposal for fiscal years 2009, 2008 and 2007 for the discontinued operations are summarized as follows:

	For the Year Ended May 31,
	2009	2008	2007
Revenues	$852	$6,104	$7,778
Pre-tax operating loss	(841)	(925)	(1,212)
Pre-tax loss on disposal	(2,209)	—	—

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

13. Impairment Charges

Aircraft—Acquired Pre-September 11, 2001

        During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio. The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions. Based upon that review, and taking into consideration the desire to improve liquidity and generate cash, we made the decision to sell one of the four aircraft acquired before September 11, 2001, and offer two of the remaining three for sale. As a result of this review and taking into consideration our assessment of current market conditions, the Company recorded a $21,033 pre-tax impairment charge to reduce the carrying value of the three aircraft to their net realizable value. As of May 31, 2009, the carrying value of the two remaining aircraft subject to the impairment charge and offered for sale was approximately $5,800.

Parts and Engines—Acquired Pre-September 11, 2001

        During the fourth quarter of fiscal 2009, we recorded a $10,100 pre-tax impairment charge on inventory and engines which had been acquired prior to September 11, 2001. This inventory was subject to impairment charges recorded in previous fiscal years. The fiscal 2009 impairment charge was triggered by declining conditions in the commercial aviation industry and a slowdown in the sales volume of these assets during the fiscal year. As of May 31, 2009 and 2008, the carrying value of these impaired parts and engines was $7,900 and $20,900, respectively.

        During the first quarter of fiscal 2007, we recorded an impairment charge related to certain engine parts in the amount of $4,750. These parts were also acquired prior to September 11, 2001. The fiscal 2007 impairment charge was triggered by our decision to pursue the liquidation of this inventory. We made the decision to recognize the impairment due to the impact of persistently high fuel costs and reduced demand for these parts, as well as to better align human and physical resources with higher potential opportunities in the rapidly growing Aviation Supply Chain segment.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

14. Other Noncurrent Assets

        At May 31, 2009 and 2008, other noncurrent assets consisted of the following:

	May 31,
	2009	2008
Capitalized program development costs	$38,034	$43,421
Cash surrender value of life insurance	12,193	11,299
Investment in leveraged lease	9,006	8,687
Notes receivable	7,341	2,236
Debt issuance costs	6,503	10,294
Licenses and rights	768	1,447
Other	11,108	18,349

	$84,953	$95,733

Program Development Costs

        In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new A400M cargo aircraft. We are a subcontractor to PFW on this Airbus program. Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M. During fiscal 2009, Airbus agreed to reimburse AAR and PFW 20.0 million euros for costs incurred to develop the A400M system. AAR's share of this reimbursement was $18,700 and reduced the amount of capitalized program development costs. As of May 31, 2009, we have capitalized, net of the $18,700 reimbursement, approximately $38,000 of costs associated with the engineering and development of the cargo system in accordance with SOP 81-1 "Accounting for Performance of Construction—Type and Certain Production—Type Contracts." Sales and related cost of sales will be recognized on the units of delivery method.

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

        Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance, including painting, and the repair and overhaul of landing gear. Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

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

        The accounting policies for the segments are the same as those described in Note 1. Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit (loss) as a primary profitability measure. The expenses and assets related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around differences in products and services.

        Gross profit (loss) is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment is as follows:

	For the Year Ended May 31,
	2009	2008	2007
Net sales:
Aviation Supply Chain	$583,965	$606,490	$543,674
Maintenance, Repair and Overhaul	346,996	300,871	211,516
Structures and Systems	477,631	389,428	264,083
Aircraft Sales and Leasing	15,384	88,130	41,896

	$1,423,976	$1,384,919	$1,061,169

	For the Year Ended May 31,
	2009	2008	2007
Gross profit (loss):
Aviation Supply Chain	$130,411	$145,091	$114,383
Maintenance, Repair and Overhaul	51,767	43,967	29,915
Structures and Systems	74,158	54,673	36,021
Aircraft Sales and Leasing	(14,721)	20,341	3,828

	$241,615	$264,072	$184,147

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Business Segment Information (Continued)

	May 31,
	2009	2008	2007
Total assets:
Aviation Supply Chain	$554,472	$539,836	$449,918
Maintenance, Repair and Overhaul	217,540	182,693	124,482
Structures and Systems	314,711	319,915	190,386
Aircraft Sales and Leasing	117,682	143,781	156,357
Corporate	173,106	175,785	146,490

	$1,377,511	$1,362,010	$1,067,633

	For the Year Ended May 31,
	2009	2008	2007
Capital expenditures:
Aviation Supply Chain	$3,304	$3,640	$5,376
Maintenance, Repair and Overhaul	6,391	6,487	4,742
Structures and Systems	16,023	15,184	18,601
Aircraft Sales and Leasing	15	4	4
Corporate	1,802	5,019	1,168

	$27,535	$30,334	$29,891

	For the Year Ended May 31,
	2009	2008	2007
Depreciation and amortization:
Aviation Supply Chain	$13,005	$15,440	$12,449
Maintenance, Repair and Overhaul	6,531	4,446	2,939
Structures and Systems	11,011	8,231	4,939
Aircraft Sales and Leasing	5,556	8,375	8,725
Corporate	4,448	3,460	3,147

	$40,551	$39,952	$32,199

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Business Segment Information (Continued)

        The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	For the Year Ended May 31,
	2009	2008	2007
Segment gross profit	$241,615	$264,072	$184,147
Selling, general and administrative and other	(147,219)	(135,502)	(105,091)
Earnings from joint ventures	8,496	5,948	10,952
Gain on sale of product line	—	—	5,358
Gain (loss) on extinguishment of debt	35,316	(205)	2,927
Interest expense	(18,371)	(20,578)	(16,701)
Interest income	1,465	1,821	4,914
Gain (loss) on sale of investments	(1,393)	532	915

Income before provision for income taxes	$119,909	$116,088	$87,421

        No single non-government customer represents 10% or more of total sales in any of the last three fiscal years. Sales to the U.S. Department of Defense and its contractors by segment are as follows:

	For the Year Ended May 31,
	2009	2008	2007
Aviation Supply Chain	$114,786	$99,752	$75,185
Maintenance, Repair and Overhaul	36,453	33,660	32,184
Structures and Systems	381,811	294,249	217,911
Aircraft Sales and Leasing	—	10,840	—

	$533,050	$438,501	$325,280

Percentage of total sales	37.4%	31.7%	30.7%

Geographic Data

	May 31,
	2009	2008
Long-lived assets:
United States	$517,616	$560,181
Europe	8,369	18,113
Other	214	285

	$526,199	$578,579

        Sales to unaffiliated customers in foreign countries, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $302,016 (21.2% of total sales), $330,132 (23.7% of total sales) and $291,892 (27.5% of total sales) in fiscal 2009, 2008 and 2007, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

16. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2009 and 2008 follows.

Fiscal 2009

Quarter	Sales	Gross Profit	Income from Continuing Operations	Diluted Earnings Per Share— Continuing Operations
First	$359,904	$67,138	$18,731	$0.45
Second	353,572	48,809	21,352	0.51
Third	338,792	64,625	20,024	0.48
Fourth	371,708	61,043	20,493	0.49

	$1,423,976	$241,615	$80,600	$1.92

Fiscal 2008

Quarter	Sales	Gross Profit	Income from Continuing Operations	Diluted Earnings Per Share— Continuing Operations
First	$305,960	$56,540	$15,255	$0.36
Second	310,647	60,350	17,888	0.42
Third	376,626	70,305	20,285	0.47
Fourth	391,686	76,877	22,317	0.52

	$1,384,919	$264,072	$75,745	$1.77

17. Allowance for Doubtful Accounts

	May 31,
	2009	2008	2007
Balance, beginning of year	$5,977	$3,885	$6,466
Provision charged to operations	4,762	3,460	1,500
Deductions for accounts written off, net of recoveries	(6,062)	(1,368)	(4,081)

Balance, end of year	$4,677	$5,977	$3,885

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2009, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

        There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "AIR". On November 3, 2008, our Chief Executive Officer certified to the NYSE pursuant to Rule 303A.12(a) that, as of the date of that certification, he was not aware of any violation by the Company of the NYSE's Corporate Governance listings standards.

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

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2009.

        KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears on the following page.

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited AAR CORP. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 2009, and our report dated July 15, 2009 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Chicago, Illinois
July 15, 2009

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about the Nominees and Continuing Directors" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "Corporate Governance—Board Committees" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Business Conduct and Ethics" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. For a description of those procedures, see the caption "Corporate Governance—Board Committees—Nominating and Governance Committee" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the following captions: (a) "Executive Compensation—Compensation Committee's Report on Executive Compensation," (b) "Executive Compensation—Summary Compensation Table," (c) "Executive Compensation—Grants of Plan-Based Awards Table," (d) "Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table," (e) "Executive Compensation—Option Exercises and Stock Vested Table," (f) "Executive Compensation—Pension Benefits Table," (g) "Executive Compensation—Non-Qualified Deferred Compensation Table," (h) "Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control of the Company," (i) "Corporate Governance—Director Compensation," and (j) "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Security

Ownership of Management and Others" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

        The following table provides information as of May 31, 2009 with respect to the Company's compensation plans under which equity securities of the Company are authorized for issuance (shares in thousands):

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,225	$21.18	3,347
Equity compensation plans not approved by security holders	—	—	—

Total	1,225	$21.18	3,347

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Corporate Governance—Director Independence" and "Corporate Governance—Related Person Transaction Policy" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Financial Statement Disclosures

        The following financial statements are filed as a part of this report under "Item 8—Financial Statements and Supplementary Data".

Page
Report of Independent Registered Public Accounting Firm	29
Financial Statements—AAR CORP. and Subsidiaries:
Consolidated Statements of Operations for the three years ended May 31, 2009	30
Consolidated Balance Sheets as of May 31, 2009 and 2008	31-32
Consolidated Statements of Stockholders' Equity for the three years ended May 31, 2009	33
Consolidated Statements of Cash Flows for the three years ended May 31, 2009	34
Notes to Consolidated Financial Statements	35-66
Selected quarterly data (unaudited) for the years ended May 31, 2009 and 2008 (Note 16 of Notes to Consolidated Financial Statements)	66

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

AAR CORP. (Registrant)

Date: July 16, 2009	BY:	/s/ DAVID P. STORCH David P. Storch Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. STORCH David P. Storch	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	President and Chief Operating Officer; Director
/s/ RICHARD J. POULTON Richard J. Poulton	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President and Controller (Principal Accounting Officer)
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director
/s/ JAMES G. BROCKSMITH, JR. James G. Brocksmith, Jr.	Director	July 16, 2009
/s/ GERALD F. FITZGERALD, JR. Gerald F. Fitzgerald, Jr.	Director
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director
/s/ JAMES E. GOODWIN James E. Goodwin	Director
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
/s/ RONALD B. WOODARD Ronald B. Woodard	Director

 EXHIBIT INDEX

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[14]
		3.2	By-Laws, as amended and restated through July 9, 2008.[32]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and Computershare Trust Company dated July 11, 2007.[25]
4.4
Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[1] First Supplemental Indenture thereto dated August 26, 1991;[2] Second Supplemental Indenture thereto dated December 10, 1997.[5]
		4.5	Note Purchase Agreement dated May 1, 2001 between Registrant and various purchasers, relating to the issuance of debt securities to institutional investors.[7]
		4.6	Form of 2.875% Senior Convertible Note.[12]
		4.7	Indenture between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated February 3, 2004.[12]
		4.8	Loan Agreement dated July 15, 2005 between Registrant's Subsidiary, AAR Wood Dale LLC and Principal Commercial Funding, LLC.[16]
		4.9	Form of 1.75% Senior Convertible Note.[19]
		4.10	Indenture between AAR CORP. and U.S. Bank, National Association, as trustee, dated February 1, 2006.[19]
4.11
Credit Agreement dated August 31, 2006 among AAR CORP., Bank of America National Association (as successor by merger to LaSalle Bank National Association), as administrative agent, and the various financial institutions party thereto,[22] as amended August 31, 2007,[26] and March 14, 2008.[29]
		4.12	Form of 1.625% Convertible Senior Note due 2014.[28]
		4.13	Form of 2.25% Convertible Senior Note due 2016.[28]
		4.14	Indenture for 1.625% Convertible Senior Notes due 2014 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[28]
		4.15	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[28]

	Index		Exhibits
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*	Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[8] as amended June 27, 2003,[10] May 5, 2005,[15] July 12, 2005,[20] June 23, 2006,[24] January 23, 2007[24] and January 27, 2007.[29]
		10.2*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[3] amended May 26, 2000[6] and April 10, 2001.[7]
		10.3*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005,[30] as amended July 11, 2007[33] and October 17, 2007.[38]
		10.4*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[7]
		10.5*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko.[6]
		10.6*	AAR CORP. Nonemployee Directors' Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.[23]
		10.7*	Severance and Change in Control Agreement dated January 14, 2000 between the Registrant and James J. Clark.[9]
		10.8	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[11]
10.9
Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[11]
		10.10	Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of June 14, 2004, as amended January 21, 2005[15] and May 19, 2006.[23]
		10.11*	Form of Non-Qualified Stock Option Agreement.[15]
		10.12*	Form of Restricted Stock Agreement.[15]
		10.13*	Form of Performance Restricted Stock Agreement.[30]
		10.14*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[18]
		10.15*	Form of Director Restricted Stock Agreement.[20]
		10.16*	Form of Split Dollar Insurance Agreement.[23]
		10.17	Confirmation of OTC Convertible Note Hedge Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[36]

	Index		Exhibits
		10.18	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[27]
		10.19	Confirmation of OTC Warrant Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[27]
		10.20	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[27]
		10.21*	Amended and Restated Letter Agreement dated as of June 5, 2008 between AAR CORP. and Howard A. Pulsifer.[27]
		10.22	Form of Severance and Change in Control Agreement effective from and after July 9, 2008 (entered into between the Registrant and each of Richard J. Poulton and Robert J. Regan).[32]
		10.23	Form of Directors' and Officers' Indemnification Agreement.[33]
		10.24	Amended and Restated Employment Agreement dated May 31, 2006 between Registrant and David P. Storch, amended December 18, 2008.[34]
		10.25	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Romenesko, Clark and Sharp).[34]
		10.26	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Poulton and Regan).[34]
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/ 15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 16, 2009 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		31.2	Section 302 Certification dated July 16, 2009 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).
32.	Rule 13a-14(b)/ 15d-14(b) Certifications	32.1	Section 906 Certification dated July 16, 2009 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 16, 2009 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).

Notes:

1
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1989.

2
Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3 filed August 27, 1991.

3
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

4
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated August 4, 1997.

5
Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-3 filed December 10, 1997.

6
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

7
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

8
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2001.

9
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

10
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

11
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

12
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 3, 2004.

13
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.

14
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

15
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

16
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 15, 2005.

17
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

18
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.

19
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 1, 2006.

20
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.

21
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 9, 2006.

22
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 5, 2006.

23
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

24
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

25
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 12, 2007.

26
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 5, 2007.

27
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 11, 2008.

28
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 14, 2008.

29
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2008.

30
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

31
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 5, 2008.

32
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 11, 2008.

33
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

34
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2009.