Form 10-Q
period 2009-08-31
AAR CORP
filed 2009-09-25
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2009

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

As of August 31, 2009, there were 38,926,807 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2009

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2009 and May 31, 2009

(In thousands)

	August 31,	May 31,
	2009	2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$122,840	$112,505
Accounts receivable, less allowances of $5,095 and $4,677, respectively	202,799	227,300
Inventories	344,591	347,495
Equipment on or available for short-term lease	121,767	129,929
Deposits, prepaids and other	14,823	15,856
Deferred tax assets	18,227	18,227
Total current assets	825,047	851,312

Property, plant and equipment, net of accumulated depreciation of $180,369 and $174,873, respectively	128,935	125,048

Other assets:
Goodwill and other intangible assets, net	149,327	150,227
Equipment on long-term lease	116,368	120,538
Investment in joint ventures	45,866	45,433
Other	78,922	83,347
	390,483	399,545
	$1,344,465	$1,375,905

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2009 and May 31, 2009

(In thousands)

	August 31,	May 31,
	2009	2009
	(Unaudited)
Liabilities and equity:
Current liabilities:
Short-term debt	$50,108	$50,005
Current maturities of long-term debt	200	200
Current maturities of non-recourse long-term debt	2,509	11,722
Current maturities of long-term capital lease obligations	1,705	1,673
Accounts payable	94,343	100,651
Accrued liabilities	77,211	90,167
Total current liabilities	226,076	254,418

Long-term debt, less current maturities	295,830	302,823
Non-recourse debt	16,085	16,728
Capital lease obligations	8,086	8,658
Deferred tax liabilities	57,485	63,593
Other liabilities and deferred income	32,319	32,951
	409,805	424,753

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,285 and 44,201 shares, respectively	44,285	44,201
Capital surplus	407,257	405,029
Retained earnings	384,863	374,659
Treasury stock, 5,358 and 5,317 shares at cost, respectively	(103,801)	(103,159)
Accumulated other comprehensive loss	(23,564)	(23,996)
Total AAR shareholders’ equity	709,040	696,734
Noncontrolling interest	(456)	—
Total equity	708,584	696,734
	$1,344,465	$1,375,905

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended August 31, 2009 and 2008

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	August 31,
	2009	2008
Sales:
Sales from products	$272,529	$295,318
Sales from services	57,980	56,822
Sales from leasing	11,014	7,764
	341,523	359,904
Cost and operating expenses:
Cost of products	243,469	240,244
Cost of services	40,411	48,566
Cost of leasing	3,620	3,956
Selling, general and administrative and other	36,892	36,798
	324,392	329,564
Earnings from joint ventures	83	1,448
Operating income	17,214	31,788
Gain (loss) on extinguishment of debt	913	(684)
Interest expense	(6,557)	(8,149)
Interest income	316	366
Income from continuing operations before provision for income taxes	11,886	23,321
Provision for income taxes	2,728	8,015
Income from continuing operations	9,158	15,306
Discontinued operations, net of tax	—	(331)
Net income attributable to AAR and noncontrolling interest	9,158	14,975
Loss attributable to noncontrolling interest	1,046	—
Net income attributable to AAR	$10,204	$14,975
Earnings per share – basic:
Earnings from continuing operations	$0.27	$0.40
Loss from discontinued operations	—	(0.01)
Earnings per share – basic	$0.27	$0.39
Earnings per share – diluted:
Earnings from continuing operations	$0.27	$0.39
Loss from discontinued operations	—	(0.01)
Earnings per share – diluted	$0.27	$0.38
Weighted average common shares outstanding – basic	38,090	38,074
Weighted average common shares outstanding – diluted	42,574	42,849

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2009 and 2008

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,
	2009	2008
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$9,158	$14,975
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from (used in) operating activities:
Depreciation and amortization	8,697	11,001
Amortization of debt discount	2,867	3,599
Deferred tax provision — continuing operations	(5,609)	956
Tax benefits from exercise of stock options	(189)	(55)
(Gain) loss on extinguishment of debt	(913)	684
Earnings from joint ventures	(83)	(1,448)
Changes in certain assets and liabilities:
Accounts and trade notes receivable	24,469	566
Inventories	3,046	(5,623)
Equipment on or available for short-term lease	7,795	(1,971)
Equipment on long-term lease	2,407	(6,030)
Accounts payable	(6,369)	(5,593)
Accrued liabilities and taxes on income	(14,249)	(8,999)
Other liabilities	87	(1,443)
Other, primarily deposits and program costs	3,008	(11,118)
Net cash provided from (used in) operating activities	34,122	(10,499)
Cash flows from investing activities:
Property, plant and equipment expenditures	(8,943)	(8,734)
Proceeds from disposal of assets	30	16
Proceeds from aircraft joint ventures	37	—
Investment in aircraft joint ventures	(472)	(76)
Proceeds from leveraged leases	5,220	99
Other	(984)	(829)
Net cash used in investing activities	(5,112)	(9,524)
Cash flows from financing activities:
Proceeds from short-term borrowings, net	103	405
Reduction in borrowings	(18,768)	(12,209)
Reduction in capital lease obligations	(540)	(459)
Reduction in equity due to convertible bond repurchase	(254)	(756)
Financing costs	—	(10)
Stock option exercises	323	141
Tax benefits from exercise of stock options	189	55
Contributions from noncontrolling inerest	231	—
Net cash used in financing activities	(18,716)	(12,833)
Effect of exchange rate changes on cash	41	(547)
Increase (decrease) in cash and cash equivalents	10,335	(33,403)
Cash and cash equivalents, beginning of period	112,505	109,391
Cash and cash equivalents, end of period	$122,840	$75,988

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2009 and 2008

(Unaudited)

(In thousands)

					Accumulated
					Other	Total AAR
	Common	Treasury	Capital	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2009	$44,201	$(103,159)	$330,002	$409,847	$(23,996)	$656,895	$—	$656,895
Adoption of FSP APB 14-1	—	—	75,027	(35,188)	—	39,839	—	39,839
Balance, May 31, 2009, as adjusted	44,201	(103,159)	405,029	374,659	(23,996)	696,734	—	696,734
Net income	—	—	—	10,204	—	10,204	(1,046)	9,158
Exercise of stock options and stock awards	45	(411)	686	—	—	320	—	320
Tax benefit related to share-based plans	—	—	189	—	—	189	—	189
Restricted stock activity	39	—	1,376	—	—	1,415	359	1,774
Bond hedge and warrant activity	—	(231)	231	—	—	—	—	—
Equity portion of bond repurchase under FSP APB 14-1	—	—	(254)	—	—	(254)	—	(254)
Foreign currency translation gain	—	—	—	—	432	432	—	432
Contributions from noncontrolling interest	—	—	—	—	—	—	231	231
Balance, August 31, 2009	$44,285	$(103,801)	$407,257	$384,863	$(23,564)	$709,040	$(456)	$708,584

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 — Basis of Presentation

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise.  The accompanying condensed consolidated financial statements include the accounts of AAR and its subsidiaries after elimination of intercompany accounts and transactions.

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The condensed consolidated balance sheet as of May 31, 2009 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2009, the condensed consolidated statements of operations and cash flows for the three-month periods ended August 31, 2009 and 2008 and the condensed consolidated statement of changes in equity for the three-month period ended August 31, 2009.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) which establishes accounting and disclosure requirements for subsequent events.  SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  The Company adopted this statement effective June 1, 2009 and has evaluated all subsequent events through the filing date with the SEC.

On June 1, 2009, the Company adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 requires noncontrolling interests (previously referred to as a minority interest) to be treated as a separate component of equity under most circumstances and not as a liability or other item outside of equity.  SFAS 160 also changes the presentation requirements of the statement of operations and requires additional disclosures.

On June 1, 2009, we adopted FASB Staff Position No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  See Note 7 for a discussion on FSP APB 14-1.

Note 2 — Accounting for Stock-Based Compensation

We provide stock-based awards under the AAR CORP. Stock Benefit Plan (“Stock Benefit Plan”) which has been approved by our stockholders.  Under this plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant.  Generally, stock options awarded expire ten years from the date of grant and are exercisable in either four or five equal annual increments commencing one year after the date of grant.  We issue common stock upon the exercise of stock options.  In addition to stock options, the Stock Benefit Plan also provides for the grant of restricted stock awards and performance based restricted stock awards, as well as for the grant of stock appreciation units; however, to date, no stock appreciation units have been granted.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

We measure share-based compensation based on the fair value of the award at the grant date, and recognize the cost of share-based awards over the applicable service period, which is generally the vesting period.

During the three-month periods ended August 31, 2009 and 2008, we granted stock options representing 687,000 shares and 184,750 shares, respectively.

The weighted average fair value of stock options granted during the three-month periods ended August 31, 2009 and 2008 was $7.40 and $8.27, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	August 31,
	2009	2008
Risk-free interest rate	2.3%	3.3%
Expected volatility of common stock	49.2%	38.9%
Dividend yield	0.0%	0.0%
Expected option term in years	6.0	6.0

The following table summarizes stock option activity for the three-month period ended August 31, 2009:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (years)	Value
Outstanding at May 31, 2009	1,225	$21.18
Granted	687	$15.10
Exercised	(45)	$7.24
Cancelled	(113)	$22.58
Outstanding at August 31, 2009	1,754	$19.14	6.1	$2,984
Exercisable at August 31, 2009	859	$20.23	5.1	$1,675

The total fair value of stock options that vested during the three-month periods ended August 31, 2009 and 2008 was $682 and $434, respectively.  The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2009 and 2008 was $534 and $158, respectively.  The tax benefit realized from stock options exercised during the three-month periods ended August 31, 2009 and 2008 was $189 and $55, respectively.  Expense charged to operations for stock options during the three-month periods ended August 31, 2009 and 2008 was $407 and $194, respectively.  As of August 31, 2009, we had $7,096 of unearned compensation related to stock options that will be amortized over an average remaining period of 3.0 years.

The fair value of restricted stock awards is the market value of our common stock on the date of grant.  Amortization expense related to restricted stock awards during the three-month periods ended August 31, 2009 and 2008 was $1,415 and $1,310, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Restricted share activity during the three-month period ended August 31, 2009 is as follows:

	Number of	Weighted Average
	Share	Fair Value
	(in thousands)	on Grant Date
Nonvested at May 31, 2009	878	$24.29
Granted	40	$15.45
Vested	(112)	$30.20
Forfeited	—	—
Nonvested at August 31, 2009	806	$23.07

During the three-month period ended August 31, 2009, we granted a total of 36,000 restricted shares to members of the Board of Directors.  As of August 31, 2009 we had $8,595 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.6 years.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 4 — Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2009	2009
Raw materials and parts	$56,807	$62,565
Work-in-process	55,184	52,584
Purchased aircraft, parts, engines and components held for sale	232,600	232,346
	$344,591	$347,495

Note 5 — Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2009	2008
Interest paid	$4,154	$4,394
Income taxes paid	6,382	9,771
Income tax refunds received	55	418

Note 6 — Comprehensive Income

A summary of the components of comprehensive income (loss) is as follows:

	Three Months Ended
	August 31,
	2009	2008
Net income attributable to AAR and noncontrolling interest	$10,204	$14,975

Other comprehensive income (loss) —
Cumulative translation adjustments	432	(1,315)
Unrealized loss on investment	—	(287)

Total comprehensive income	$10,636	$13,373

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 7 — Financing Arrangements

A summary of our recourse and non-recourse long-term debt is as follows:

	August 31,	May 31,
	2009	2009
Recourse debt

Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	$42,000	$42,000
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	69,602	77,106
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	51,939	52,847
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	96,231	94,762
Industrial revenue bonds (secured by trust indenture on property, plant and equipment) due December 1, 2010 and August 1, 2018 with floating interest rate, payable monthly	25,258	25,308
Total recourse debt	296,030	303,023
Current maturities of recourse debt	(200)	(200)
Long-term recourse debt	$295,830	$302,823

Non-recourse debt

Non-recourse note payable due June 30, 2009 with interest at 3.85%	$—	$9,261
Non-recourse note payable due July 19, 2012 with interest at 7.22%	13,655	14,082
Non-recourse note payable due April 3, 2015 with interest at 8.38%	4,939	5,107
Total non-recourse debt	18,594	28,450
Current maturities of non-recourse debt	(2,509)	(11,722)
Long-term non-recourse debt	$16,085	$16,728

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Upon conversion, a holder of the Notes will receive for each $1,000 principal amount, in lieu of common stock, an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value of a number of shares of our common stock equal to the conversion rate.  If the conversion value exceeds the principal amount, we will also deliver, at our election, cash or common stock or a combination thereof having a value equal to such excess amount.

The Notes are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.  Costs associated with the issuance and sale of the Notes of approximately $4,366 are being amortized using the effective interest method over a six- and eight-year period.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

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

During the first quarter of fiscal 2010, we retired $10,500 par value of our 1.625% convertible notes due March 1, 2014 and $2,000 par value of our 2.25% convertible notes due March 1, 2016.  Collectively, the convertible notes were retired for $9,115 cash, and the gain of $913, after consideration of unamortized debt issuance costs, is recorded in gain (loss) on extinguishment of debt on the condensed consolidated statements of operations.

During the first quarter of fiscal 2009, we retired $12,000 par value of our 1.75% convertible notes due February 1, 2026 for $10,633 cash, and the loss of $684, after consideration of unamortized debt issuance costs, is recorded in gain (loss) on extinguishment of debt on the condensed consolidated statements of operations.

At August 31, 2009, the face value of our long-term recourse debt was $355,248 and the estimated fair value was approximately $287,000.  The fair value was estimated using available market information.

Change in method of accounting for Convertible Notes

On June 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled wholly or partly in cash when converted, and requires convertible debt to be accounted for as two components: (i) a debt component which is recorded upon issuance at the estimated fair value of a similar straight-debt instrument without the debt-for-equity conversion feature; and (ii) an equity component that is included in capital surplus and represents the estimated fair value of the conversion feature at issuance.  The bifurcation of the debt and equity components results in a discounted carrying value of the debt component compared to the principal amount.  The discount is accreted to the carrying value of the debt component through interest expense over the expected life of the debt using the effective interest method.

FSP APB 14-1 requires retrospective application and impacts the accounting for our 1.625% and 2.25% convertible notes issued in February 2008 and our 1.75% convertible notes issued in February 2006.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

As of August 31, 2009 and May 31, 2009, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	August 31,	May 31,
	2009	2009
Long-term debt:
Principal amount	$276,990	$289,490
Unamortized discount	(59,218)	(64,775)
Net carrying amount	$217,772	$224,715

Equity component, net of tax	$74,772	$75,027

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an effective rate of 8.48% for our 1.75% convertible notes; 6.82% for our 1.625% convertible notes and 7.41% for our 2.25% convertible notes.  For our 1.75% convertible notes, the discount is being amortized through February 1, 2013, which is the first put date for those notes.  For our 1.625% and 2.25% convertible notes, the discount is being amortized through their respective maturity dates of March 1, 2014 and March 1, 2016.

As of August 31, 2009, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended
	August 31,
	2009	2008
Coupon interest	$1,288	$1,825
Amortization of deferred financing fees	195	267
Amortization of discount	2,867	3,599
Interest expense related to convertible notes	$4,350	$5,691

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported items.

Condensed Consolidated Statement of Operations:

	Three Months Ended
	August 31, 2008
	Previously	FSP APB 14-1
	Reported	Impact	As Adjusted
Gain (loss) on extinguishment of debt	$1,110	$(1,794)	$(684)
Interest expense	4,673	3,476	8,149
Provision for income taxes	9,860	(1,845)	8,015
Income from continuing operations	18,731	(3,425)	15,306
Net income attributable to AAR	18,400	(3,425)	14,975

Earnings per share — basic:
Earnings from continuing operations	$0.49	$(0.09)	$0.40
Loss from discontinued operations	(0.01)	—	(0.01)
	$0.48	$(0.09)	$0.39

Earnings per share — diluted:
Earnings from continuing operations	$0.45	$(0.06)	$0.39
Loss from discontinued operations	(0.01)	—	(0.01)
	$0.44	$(0.06)	$0.38

Condensed Consolidated Balance Sheets:

	May 31, 2009
	Previously	FSP APB 14-1
	Reported	Impact	As Adjusted
Other assets	$84,953	$(1,606)	$83,347
Long term debt	367,598	(64,775)	302,823
Deferred taxes	40,263	23,330	63,593
Capital surplus	330,002	75,027	405,029
Retained earnings	409,847	(35,188)	374,659

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2009 and 2008.

	Three Months Ended
	August 31,
	2009	2008
Income from continuing operations	$10,204	$15,306
Loss from discontinued operations, net of tax	—	(331)
Net income attributable to AAR	$10,204	$14,975

Basic shares:
Weighted average common shares outstanding	38,090	38,074

Earnings per share – basic:
Earnings from continuing operations	$0.27	$0.40
Loss from discontinued operations	—	(0.01)
Earnings per share – basic	$0.27	$0.39

Net income attributable to AAR	$10,204	$14,975
Add: After-tax interest on convertible debt	1,288	1,408
Net income for diluted EPS calculation	$11,492	$16,383

Diluted shares:
Weighted average common shares outstanding	38,090	38,074
Additional shares from the assumed exercise of stock options	110	77
Additional shares from the assumed vesting of restricted stock	306	9
Additional shares from the assumed conversion of convertible debt	4,068	4,689
Weighted average common shares outstanding – diluted	42,574	42,849

Earnings per share – diluted:
Earnings from continuing operations	$0.27	$0.39
Loss from discontinued operations	—	(0.01)
Earnings per share – diluted	$0.27	$0.38

At August 31, 2009 and 2008, respectively, stock options to purchase 631,000 and 1,216,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 9 —Aircraft Portfolio

Joint Venture Aircraft

The Company owns aircraft with joint venture partners as well as aircraft which are wholly-owned.  As of August 31, 2009, the Company had ownership interests in 26 aircraft with joint venture partners.  All of the aircraft owned with joint venture partners were acquired in fiscal years 2006, 2007 and 2008.  As of August 31, 2009, our equity investment in the 26 aircraft owned with joint venture partners was approximately $40,200 and is included in investment in joint ventures on the consolidated balance sheet.

Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the three-month periods ended August 31, 2009 and 2008, we were paid $196 and $0, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended
	August 31,
	2009	2008
Sales	$11,264	$13,212
Income before provision for income taxes	356	3,286

	August 31,	May 31,
	2009	2009
Balance sheet information:
Assets	$276,230	$282,772
Debt	187,317	194,388
Members’ capital	85,285	85,268

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we own five aircraft for our own account which are considered wholly-owned.  Of the five aircraft, two aircraft were financed with non-recourse debt, one aircraft was financed with a non-recourse capital lease and the other two have no debt.  A lessee of two of our wholly-owned aircraft is in arrears for amounts due under the leases.  We have obtained a judgment against the lessee and its affiliated guarantor and expect to recover past due rental amounts.  Our net investments in these two aircraft after consideration of non-recourse financing are $6,414 and $3,324, respectively.  Our investment in the five wholly-owned aircraft is comprised of the following components:

	August 31,	May 31,
	2009	2009
Gross carrying value	$52,747	$61,202
Non-recourse debt	(18,594)	(19,190)
Non-recourse capital lease obligation	(9,732)	(10,259)
Net AAR investment	$24,421	$31,753

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 26 aircraft owned with joint venture partners and five wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
3	737-300	1987	US Airways	2011	Re-lease/Disassemble
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
1	757-200	1989	US Airways	2012	Forward Sale 11/2011
1	747-400	1989	Northwest Airlines	2014	Re-lease/Disassemble
1	737-300	1997	flyLAL Charters	2012	Re-lease
18	737-400	1992-1997	Malaysia Airlines	Various(1)	Re-lease
26

Wholly-owned aircraft

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	MD83	1989	Meridiana	2010	Re-lease
2	A320	1992, 1997	Air Comet	2013	Re-lease
1	A320	1992	Air Canada	2015	Re-lease
1	CRJ 200	1999	Air Wisconsin	2018	Sale/Disassemble
5

(1) 6 aircraft in 2010; 3 aircraft in 2011; 8 aircraft in 2012; and 1 aircraft in 2013

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 10 — Discontinued Operations

On November 25, 2008 we sold certain assets and liabilities of our industrial gas turbine engine business to the local management team.  We retained ownership of the land and building and entered into a five-year lease with the buyer.  As of August 31, 2009, the net book value of the land and building was $1,208.  The industrial gas turbine engine business was a unit in the Structures and Systems segment.  As consideration, we received cash of $100 and a $650 interest bearing note due in five equal annual installments beginning December 1, 2009.  The note is secured by accounts receivable, inventory and equipment.  We also have an opportunity to receive additional consideration based on the business achieving certain sales levels for a four-year period beginning January 1, 2009.  As a result of this transaction, we recorded a pre-tax charge of $2,209 ($1,403 after tax), in the second quarter of fiscal 2009 representing the loss on disposal.  The loss on disposal represents the difference between non-contingent consideration received and the net book value of the assets sold.

Revenues and pre-tax operating loss for the three-month period ended August 31, 2008 for discontinued operations are summarized as follows:

Three Months Ended
August 31, 2008
Revenues	$386
Pre-tax operating loss	(508)

Note 11 — Business Segment Information

We report our activities in three business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; and Structures and Systems.  In the first quarter of fiscal 2010, we combined our Aircraft Sales and Leasing segment with our Aviation Supply Chain segment.  We made this change as the aircraft sales and leasing business has economic characteristics increasingly similar to those of the Aviation Supply Chain segment and in consideration of the decreased significance of aircraft sales and leasing to our overall business activities.  Prior year segment data has been restated to reflect the change.

Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and defense markets, as well as the repair and overhaul of a wide range of commercial and military aircraft parts and components.  We also offer customized programs for inventory supply and management and performance-based logistics.  Sales also include the sale and lease of aircraft and commercial jet engines and technical and advisory services.  Cost of sales consists principally of the cost of product (primarily aircraft and engine parts and aircraft), direct labor, overhead (primarily indirect labor, facility cost and insurance) and the cost of lease revenue (primarily depreciation and insurance).

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

commercial and military applications and composite products for aviation and industrial use.  Cost of sales consists principally of the cost of product, direct labor and overhead.

The accounting policies for the segments are the same as those described in Note 1 of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended May 31, 2009.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  The expenses and assets related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended
	August 31,
	2009	2008
Sales:
Aviation Supply Chain	$141,085	$156,825
Maintenance, Repair and Overhaul	78,744	86,310
Structures and Systems	121,694	116,769
	$341,523	$359,904

	Three Months Ended
	August 31,
	2009	2008
Gross profit:
Aviation Supply Chain	$22,736	$36,931
Maintenance, Repair and Overhaul	10,595	12,753
Structures and Systems	20,692	17,454
	$54,023	$67,138

AAR CORP. and Subsidiaries

August 31, 2009

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We report our activities in three business segments:  Aviation Supply Chain; Maintenance, Repair and Overhaul; and Structures and Systems.  The table below sets forth consolidated sales for our three business segments for the three-month periods ended August 31, 2009 and 2008.

	Three Months Ended
	August 31,
	2009	2008
Sales:
Aviation Supply Chain	$141,085	$156,825
Maintenance, Repair and Overhaul	78,744	86,310
Structures and Systems	121,694	116,769
	$341,523	$359,904

Since mid-calendar year 2008, many U.S. carriers announced a series of cost reduction initiatives, including staffing reductions, route consolidations and capacity reductions.  Earlier actions were principally in response to high oil prices, while more recent actions have been in response to recessionary conditions both in the U.S. and most other industrialized nations.  Capacity in North America was down approximately 7% during the second calendar quarter of 2009 compared to last year.  Certain foreign carriers have also reduced capacity in response to weak world-wide economic conditions.  The reduction in the global operating fleet of passenger and cargo aircraft has resulted in reduced demand for parts support and maintenance activities for the types of aircraft affected.

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

During the first quarter of fiscal 2010, sales to global defense customers increased 4.4% and for the three months ended August 31, 2009 represented 46.2% of consolidated sales.  We continue to see opportunities to provide performance-based logistics services and manufactured products supporting our defense customers’ requirements.  Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Three-Month Period Ended August 31, 2009

Consolidated sales for the first quarter ended August 31, 2009 decreased $18,381 or 5.1% compared to the prior year period.  Sales to commercial customers declined 12.0% compared to the prior year as airlines further reduced inventory levels and maintenance visits in response to weak economic conditions and tight credit markets.  Sales to defense customers increased 4.4% reflecting higher shipments of specialized mobility systems products.

In the Aviation Supply Chain segment, sales declined $15,740 or 10.0% as compared to the prior year reflecting lower demand for aftermarket parts support as airlines continue to reduce inventory levels in response to weak economic conditions.  Gross profit in the Aviation Supply Chain segment declined $14,195 or 38.4% and the gross profit margin percentage declined to 16.1% from 23.5% in the prior year principally due to lower volumes and pricing pressures from our airline customers as they seek ways to further lower costs and conserve cash.  Gross profit was also unfavorably impacted by the sale of an interest in an aircraft leveraged lease, in which the Company recorded a $3,800 negative gross profit margin.

In the Maintenance, Repair and Overhaul segment, sales declined $7,566 or 8.8% versus the prior year reflecting fewer maintenance visits by our airline customers due to capacity reductions.  Gross profit in the Maintenance, Repair and Overhaul segment declined $2,158 or 16.9% and the gross profit margin percentage declined to 13.5% from 14.8% in the prior year principally as a result of lower volume.

In the Structures and Systems segment, sales increased $4,925 or 4.2% over the prior year reflecting increased shipments for specialized mobility products.  Gross profit in the Structures and Systems segment increased $3,238 or 18.6%, and the gross profit margin percentage increased to 17.0% from 14.9% in the prior year due to increased volume and increased shipments of higher margin products.

Operating income decreased $14,574 or 45.8% compared with the prior year due to the impact from the reduction of sales and gross profit in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments, as well as a reduction in earnings from unconsolidated joint ventures.  Selling, general and administrative expenses were essentially flat with the prior year, even while including approximately $2,400 of expense associated with the launch of AAR Global Solutions in fiscal 2010.  Earnings from joint ventures declined $1,365 or 94.3%, principally due to increased depreciation expense recorded in the aircraft joint ventures as a result of reducing the useful lives of certain narrow-body aircraft to 25 years, as well as less aircraft owned in joint venture as compared to the prior year.  Net interest expense declined $1,542 or 19.8% compared to the prior year due to a reduction in outstanding borrowings.  Our effective income tax rate declined to 23.0% in the first quarter of fiscal 2010 compared to 34.4% last year primarily due to the favorable tax impact from the sale of an interest in an aircraft leveraged lease.  The Company expects its effective income tax rate to be approximately 34% for the balance of the fiscal year.

During the first quarter of fiscal 2010, we retired $10,500 par value of our 1.625% convertible notes and $2,000 par value of our 2.25% convertible notes resulting in a net gain on extinguishment of debt of $913.

Effective June 1, 2009, we adopted FSP APB 14-1.  FSP APB 14-1 requires retrospective application and as a result, operating results for the three-month period ended August 31, 2008 have been restated (see Note 7 in Notes to Condensed Consolidated Financial Statements.)  In addition to FSP APB 14-1, effective June 1, 2009, we adopted the provisions of SFAS 160 for AAR Global Solutions.  The loss attributable to noncontrolling interest of $1,046 on the condensed consolidated statements of operations represents the joint venture partners’ share of the net loss of the joint venture during the first quarter of fiscal 2010.

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

At August 31, 2009, our liquidity and capital resources included cash of $122,840 and working capital of $598,971.  Our revolving credit agreement, as amended (the “Credit Agreement”) with various financial institutions, as lenders, and Bank of America National Association as successor by merger to LaSalle Bank National Association (“Bank of America”), as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.   The term of our Credit Agreement extends to August 31, 2011.  Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 237.5 basis points based on certain financial measurements.  Borrowings outstanding under this facility at August 31, 2009 were $50,000, and there were approximately $13,190 of outstanding letters of credit which reduced the availability of this facility.  In addition to our Credit Agreement, we also have $3,169 available under a foreign line of credit.

During the three-month period ended August 31, 2009, cash flow from operations was $34,122 primarily as a result of a reduction in accounts receivable of $24,469 and net income attributable to AAR and noncontrolling interest and depreciation and amortization of $20,722, partially offset by a decrease in accrued liabilities of $14,249.

During the three-month period ended August 31, 2009, our investing activities used $5,112 of cash principally as a result of capital expenditures of $8,943, which mainly represents capacity expansion and capability improvements in our Structures and Systems and Maintenance, Repair and Overhaul segments, partially offset by proceeds from the sale of our interest in a leveraged lease of $5,220.

During the three-month period ended August 31, 2009, our financing activities used $18,716 of cash primarily due to a reduction in borrowings of $18,768, which includes the retirement of convertible notes for $9,115 cash and the payoff of non-recourse debt of $9,261.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected.  In determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and our customer’s current and expected future financial performance.

Goodwill

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company reviews and evaluates its goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. We use a two step process to evaluate goodwill for impairment.  In the first step, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill.  We estimate the fair value of each reporting unit using a valuation technique based on a multiple of earnings or discounted cash flows.  If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment.  In the second step, we would determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of the assets and liabilities other than goodwill.  We then would compare the implied fair value of goodwill to the carrying amount and recognize the difference as an impairment charge.

The assumptions we used to estimate fair value of our reporting units are based on historical performance as well as forecasts used in our current business plan.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows.  When applying the provisions of SFAS No. 144 to equipment on or available for lease, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand.  Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of aircraft and engines which are currently being leased or are available for lease.

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

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  We are a subcontractor to Pfalz Flugzeugwerke GmbH (“PFW”) on this Airbus program.  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M.  During fiscal 2009, Airbus agreed to reimburse AAR and PFW 20.0 million euros for costs incurred to develop the A400M system.  AAR’s share of this reimbursement was $18,700 and reduced the amount of capitalized program development costs.  As of August 31, 2009, we have capitalized, net of the $18,700 reimbursement, approximately $41,500 of costs associated with the engineering and development of the cargo system in accordance with SOP 81-1 “Accounting for Performance of Construction — Type and Certain Production — Type Contracts.” Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

Pension Plans

The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate is determined based on a review of long-term, high quality corporate bonds as of May 31, 2009, and models that match projected benefit payments to coupons and maturities from the high quality bonds.  The assumption for the expected long-term return on plan assets is developed through analysis of historical asset returns by investment category, our fund’s actual return experience and current market conditions.  Changes in the discount rate and differences between expected and actual return on plan assets may impact the amount of net periodic pension expense recognized in our condensed consolidated statement of operations.

New Accounting Standards

In June 2009, we adopted the provisions of FSP APB 14-1 (see Note 7 of Notes to Condensed Consolidated Financial Statements). The following tables set forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported items for the second, third and fourth quarters of fiscal 2009.

Condensed Consolidated Statement of Operations:

	Three Months Ended
	November 30, 2008
	Previously	FSP APB 14-1
	Reported	Impact	As Adjusted
Gain on extinguishment of debt	$22,098	$(10,912)	$11,186
Interest expense	4,981	3,437	8,418
Provision for income taxes	11,229	(5,022)	6,207
Income from continuing operations	21,352	(9,327)	12,025
Net income attributable to AAR	19,734	(9,327)	10,407

Earnings per share – basic:
Earnings from continuing operations	$0.56	$(0.25)	$0.31
Loss from discontinued operations	(0.04)	—	(0.04)
	$0.52	$(0.25)	$0.27

Earnings per share – diluted:
Earnings from continuing operations	$0.51	$(0.20)	$0.31
Loss from discontinued operations	(0.04)	—	(0.04)
	$0.47	$(0.20)	$0.27

	Three Months Ended
	February 28, 2009
	Previously	FSP APB 14-1
	Reported	Impact	As Adjusted
Gain on extinguishment of debt	$2,109	$(1,221)	$888
Interest expense	4,439	3,104	7,543
Provision for income taxes	7,401	(1,514)	5,887
Income from continuing operations	20,024	(2,811)	17,213
Net income attributable to AAR	20,024	(2,811)	17,213

Earnings per share – basic:
Earnings from continuing operations	$0.53	$(0.08)	$0.45
Loss from discontinued operations	—	—	—
	$0.53	$(0.08)	$0.45

Earnings per share – diluted:
Earnings from continuing operations	$0.48	$(0.05)	$0.43
Loss from discontinued operations	—	—	—
	$0.48	$(0.05)	$0.43

	Three Months Ended
	May 31, 2009
	Previously	FSP APB 14-1
	Reported	Impact	As Adjusted
Gain on extinguishment of debt	$9,999	$(6,690)	$3,309
Interest expense	4,278	3,028	7,306
Provision for income taxes	10,819	(3,401)	7,418
Income from continuing operations	20,493	(6,317)	14,176
Net income attributable to AAR	20,493	(6,317)	14,176

Earnings per share – basic:
Earnings from continuing operations	$0.54	$(0.17)	$0.37
Loss from discontinued operations	—	—	—
	$0.54	$(0.17)	$0.37

Earnings per share – diluted:
Earnings from continuing operations	$0.49	$(0.13)	$0.36
Loss from discontinued operations	—	—	—
	$0.49	$(0.13)	$0.36

In June 2009, the FASB issued SFAS No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.”  SFAS 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Also, SFAS 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency.  SFAS 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for AAR as of June 1, 2010.  We are currently evaluating the impact on our consolidated financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity.  SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for AAR as of June 1, 2010.  We are currently evaluating the impact on our consolidated financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  SFAS 168 becomes the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Future accounting pronouncements will be designed to update the Codification and will be referred to as Accounting Standards Updates.  SFAS 168 is effective for us in our second quarter of fiscal 2010.  There will be no impact on our consolidated financial statements.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information available to the Company as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Part II, Item 1A under the heading “Risk Factors” and to those set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2009.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company’s control.  The Company assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our market risk as set forth in Item 7A of our Annual Report on Form 10-K for the year ended May 31, 2009.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2009.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On August 7, 2009, the Wexford County Circuit Court issued a decision in Michigan Department of Environmental Quality vs AAR Cadillac Manufacturing, a division of AAR Manufacturing Group, Inc., an Illinois corporation, and AAR CORP., a Delaware corporation.  The decision, following a 12-week trial, fully exonerated the AAR subsidiary from any liability in respect of an alleged release of environmental contamination at and in the vicinity of its Cadillac, Michigan facility and rejected all  claims by the plaintiff, the Michigan Department of Environmental Quality, for the imposition of fines, penalties and cost recoveries .  AAR CORP. was previously dismissed from the case prior to trial.  The deadline for the filing of an appeal of the Court’s order is October 12, 2009.

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2009, except as follows:

Mesa Airlines

Mesa Airlines and subsidiaries (“Mesa”) is a customer of the Company and in May 2008, warned it may have to file for bankruptcy protection if it could not resolve a contract dispute with one of its customers.  In addition to the ongoing dispute with their customer, Mesa has reported substantial losses in the nine-month period ended June 30, 2009.  We have been informed by Mesa that they are contemplating significantly reducing or eliminating entirely, their fleet of ERJ 145 and CRJ 200 aircraft.  During fiscal 2009, our consolidated sales to Mesa were $70,700, of which $45,500 was in the Aviation Supply Chain segment (of which approximately $29,000 related to the ERJ 145 and CRJ 200 aircraft) and $25,200 was in the Maintenance, Repair and Overhaul segment (of which approximately $9,000 related to the ERJ 145 and CRJ 200 aircraft).

If Mesa significantly reduces, or eliminates, their fleet of ERJ 145 and CRJ 200 aircraft, or if they file for bankruptcy protection, our financial results may be adversely affected.

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

AAR CORP.
(Registrant)

Date:	September 25, 2009	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Form of Non-Qualified Stock Option Agreement (filed herewith).

		10.2*	Form of Performance Restricted Stock Agreement (filed herewith).

		10.3*	Form of Director Restricted Stock Agreement (filed herewith).

		10.4	Third Amendment to Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of May 16, 2008 (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 25, 2009 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 25, 2009 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 25, 2009 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 25, 2009 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).