Form 10-Q
period 2009-11-30
AAR CORP
filed 2009-12-21
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2009

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

As of November 30, 2009, there were 38,931,580 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2009

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2009 and May 31, 2009

(In thousands)

	November 30,	May 31,
	2009	2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$105,703	$112,505
Accounts receivable, less allowances of $5,206 and $4,677, respectively	199,946	227,300
Inventories	340,979	347,495
Equipment on or available for short-term lease	113,935	129,929
Deposits, prepaids and other	15,800	15,856
Deferred tax assets	18,227	18,227
Total current assets	794,590	851,312

Property, plant and equipment, net of accumulated depreciation of $186,826 and $174,873, respectively	130,020	125,048

Other assets:
Goodwill and other intangible assets, net	148,391	150,227
Equipment on long-term lease	115,796	120,538
Investment in joint ventures	48,746	45,433
Other	80,163	83,347
	393,096	399,545
	$1,317,706	$1,375,905

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2009 and May 31, 2009

(In thousands)

	November 30,	May 31,
	2009	2009
	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$20,053	$50,005
Current maturities of long-term debt	200	200
Current maturities of non-recourse long-term debt	2,557	11,722
Current maturities of long-term capital lease obligations	1,727	1,673
Accounts payable	82,291	100,651
Accrued liabilities	76,073	90,167
Total current liabilities	182,901	254,418

Long-term debt, less current maturities	298,668	302,823
Non-recourse debt	15,429	16,728
Capital lease obligations	7,647	8,658
Deferred tax liabilities	57,428	63,593
Other liabilities and deferred income	30,856	32,951
	410,028	424,753

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,290 and 44,201 shares, respectively	44,290	44,201
Capital surplus	409,530	405,029
Retained earnings	398,175	374,659
Treasury stock, 5,358 and 5,317 shares at cost, respectively	(103,801)	(103,159)
Accumulated other comprehensive loss	(22,909)	(23,996)
Total AAR shareholders’ equity	725,285	696,734
Noncontrolling interest	(508)	—
Total equity	724,777	696,734
	$1,317,706	$1,375,905

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Six Months Ended November 30, 2009 and 2008

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Sales:
Sales from products	$269,346	$287,241	$541,875	$582,559
Sales from services	49,279	58,744	107,259	115,566
Sales from leasing	10,059	7,587	21,073	15,351
	328,684	353,572	670,207	713,476
Costs and operating expenses:
Cost of products	221,007	231,251	464,476	471,495
Cost of services	42,369	49,180	82,780	97,746
Cost of leasing	1,448	3,299	5,068	7,255
Cost of sales — impairment charge	—	21,033	—	21,033
Selling, general and administrative and other	37,591	38,205	74,483	75,003
	302,415	342,968	626,807	672,532
Earnings from joint ventures	11	4,364	94	5,812
Operating income	26,280	14,968	43,494	46,756
Gain on extinguishment of debt	—	11,187	913	10,503
Interest expense	(6,463)	(8,418)	(13,020)	(16,567)
Interest income	290	496	606	862
Income from continuing operations before provision for income taxes	20,107	18,233	31,993	41,554
Provision for income taxes	6,914	6,208	9,642	14,223
Income from continuing operations	13,193	12,025	22,351	27,331
Discontinued operations, net of tax:
Operating loss	—	(215)	—	(546)
Loss on disposal	—	(1,403)	—	(1,403)
Loss from discontinued operations	—	(1,618)	—	(1,949)
Net income attributable to AAR and noncontrolling interest	13,193	10,407	22,351	25,382
Loss attributable to noncontrolling interest	119	—	1,165	—
Net income attributable to AAR	$13,312	$10,407	$23,516	$25,382
Earnings per share — basic:
Earnings from continuing operations	$0.35	$0.32	$0.62	$0.72
Loss from discontinued operations	—	(0.04)	—	(0.05)
Earnings per share — basic	$0.35	$0.27	$0.62	$0.67
Earnings per share — diluted:
Earnings from continuing operations	$0.34	$0.31	$0.61	$0.70
Loss from discontinued operations	—	(0.04)	—	(0.04)
Earnings per share — diluted	$0.34	$0.27	$0.61	$0.66
Weighted average common shares outstanding — basic	38,143	38,079	38,121	38,088
Weighted average common shares outstanding — diluted	42,869	42,802	42,764	42,877

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2009 and 2008

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling inerest	$22,351	$25,382
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	17,478	21,248
Amortization of debt discount	5,755	7,150
Deferred tax provision — continuing operations	(5,666)	(348)
Tax benefits from exercise of stock options	(223)	(58)
Impairment charge	—	21,033
Gain on extinguishment of debt	(913)	(10,503)
Earnings from joint ventures	(94)	(5,812)
Loss on disposal of business, net of tax	—	1,403
Changes in certain assets and liabilities:
Accounts and trade notes receivable	30,171	(2,636)
Inventories	6,967	(28,663)
Equipment on or available for short-term lease	15,413	182
Equipment on long-term lease	1,223	257
Accounts payable	(18,595)	10,020
Accrued liabilities and taxes on income	(16,170)	(25,781)
Other liabilities	(81)	(1,739)
Other, primarily deposits and program costs	520	(3,008)
Net cash provided from operating activities	58,136	8,127
Cash flows from investing activities:
Property, plant and equipment expenditures	(15,000)	(16,697)
Proceeds from disposal of assets	54	16
Proceeds from sale of business	—	100
Proceeds from aircraft joint ventures	37	3,900
Investment in aircraft joint ventures	(4,117)	(96)
Proceeds from leveraged leases	5,220	(26)
Other	(1,302)	(884)
Net cash used in investing activities	(15,108)	(13,687)
Cash flows from financing activities:
Proceeds from short-term borrowings, net	103	75,554
Reduction in borrowings	(49,481)	(50,889)
Reduction in capital lease obligations	(957)	(717)
Reduction in equity due to convertible bond repurchase	(254)	(4,489)
Stock option exercises	465	152
Tax benefits from exercise of stock options	223	58
Contributions from noncontrolling inerest	231	—
Net cash provided from (used in) financing activities	(49,670)	19,669
Effect of exchange rate changes on cash	(160)	(1,736)
Increase (decrease) in cash and cash equivalents	(6,802)	12,373
Cash and cash equivalents, beginning of period	112,505	109,391
Cash and cash equivalents, end of period	$105,703	$121,764

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Six Months Ended November 30, 2009

(Unaudited)

(In thousands)

					Accumulated
					Other	Total AAR
	Common	Treasury	Capital	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2009	$44,201	$(103,159)	$330,002	$409,847	$(23,996)	$656,895	$—	$656,895
Adoption of convertible debt accounting standard	—	—	75,027	(35,188)	—	39,839	—	39,839
Balance, May 31, 2009, as adjusted	44,201	(103,159)	405,029	374,659	(23,996)	696,734	—	696,734
Net income (loss)	—	—	—	23,516	—	23,516	(1,165)	22,351
Exercise of stock options and stock awards	56	(411)	1,436	—	—	1,081	—	1,081
Tax benefit related to share- based plans	—	—	223	—	—	223	—	223
Restricted stock activity	33	—	2,865	—	—	2,898	426	3,324
Bond hedge and warrant activity	—	(231)	231	—	—	—	—	—
Equity portion of bond repurchase	—	—	(254)	—	—	(254)	—	(254)
Foreign currency translation gain	—	—	—	—	1,384	1,384	—	1,384
Change in unrealized losses on investments, net of tax	—	—	—	—	(297)	(297)	—	(297)
Contributions from noncontrolling interest	—	—	—	—	—	—	231	231
Balance, November 30, 2009	$44,290	$(103,801)	$409,530	$398,175	$(22,909)	$725,285	$(508)	$724,777

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position of AAR CORP. and its subsidiaries as of November 30, 2009, the results of its operations for the three- and six-month periods ended November 30, 2009 and 2008, and its cash flows for the six-month periods ended November 30, 2009 and 2008.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Effective June 1, 2009, the Company adopted a new accounting standard which establishes accounting and disclosure requirements for subsequent events.  The standard details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  The Company has evaluated all subsequent events through the filing date of this report with the SEC.

On June 1, 2009, the Company adopted a new accounting standard that requires noncontrolling interests (previously referred to as a minority interest) to be treated as a separate component of equity under most circumstances and not as a liability or other item outside of equity.  The standard also changes the presentation requirements of the statement of operations and requires additional disclosures.

On June 1, 2009, we adopted a new accounting standard related to the accounting for convertible debt.  See Note 7 for further discussion.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 2 — Accounting for Stock-Based Compensation

We provide stock-based awards under the AAR CORP. Stock Benefit Plan (“Stock Benefit Plan”), which has been approved by our stockholders.  Under this plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant.  Generally, stock options awarded expire ten years from the date of grant and are exercisable in either four or five equal annual increments commencing one year after the date of grant.  We issue common stock upon the exercise of stock options.  In addition to stock options, the Stock Benefit Plan also provides for the grant of restricted stock awards and performance based restricted stock awards, as well as for the grant of stock appreciation units; however, to date, no stock appreciation units have been granted.

We measure share-based compensation based on the fair value of the award at the grant date, and recognize the cost of share-based awards over the applicable service period, which is generally the vesting period.

During the six-month periods ended November 30, 2009 and 2008, we granted stock options representing 687,000 shares and 184,750 shares, respectively.

The weighted average fair values of stock options granted during the six-month periods ended November 30, 2009 and 2008 were $7.40 and $8.27, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	November 30,
	2009	2008
Risk-free interest rate	2.3%	3.3%
Expected volatility of common stock	49.2%	38.9%
Dividend yield	0.0%	0.0%
Expected option term in years	6.0	6.0

The following table summarizes stock option activity for the six-month period ended November 30, 2009:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (years)	Value
Outstanding at May 31, 2009	1,225	$21.18
Granted	687	$15.10
Exercised	(55)	$8.40
Cancelled	(139)	$22.36
Outstanding at November 30, 2009	1,718	$19.07	5.9	$4,790
Exercisable at November 30, 2009	834	$20.23	4.8	$2,372

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

The total fair value of stock options that vested during the six-month periods ended November 30, 2009 and 2008 was $690 and $434, respectively.  The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2009 and 2008 was $631 and $166, respectively.  The tax benefit realized from stock options exercised during the six-month periods ended November 30, 2009 and 2008 was $223 and $58, respectively.  Expense charged to operations for stock options during the three-month periods ended November 30, 2009 and 2008 was $619 and $196, respectively.  Expense charged to operations for stock options during the six-month periods ended November 30, 2009 and 2008 was $1,027 and $389, respectively.  As of November 30, 2009, we had $6,477 of unearned compensation related to stock options that will be amortized over an average remaining period of 2.7 years.

The fair value of restricted stock awards is the market value of our common stock on the date of grant.  Amortization expense related to restricted stock awards during the three-month periods ended November 30, 2009 and 2008 was $1,562 and $1,340, respectively.  Amortization expense related to restricted stock awards during the six-month periods ended November 30, 2009 and 2008 was $2,977 and $2,649, respectively.

Restricted share activity during the six-month period ended November 30, 2009 is as follows:

	Number of	Weighted Average
	Shares	Fair Value
	(in thousands)	on Grant Date
Nonvested at May 31, 2009	878	$24.29
Granted	40	$15.45
Vested	(112)	$30.20
Forfeited	(6)	$23.81
Nonvested at November 30, 2009	800	$23.09

During the six-month period ended November 30, 2009, we granted a total of 36,000 restricted shares to members of the Board of Directors.  As of November 30, 2009 we had $6,964 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.4 years.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Note 4 — Inventory

The summary of inventories is as follows:

	November 30, 2009	May 31, 2009
Raw materials and parts	$47,638	$62,565
Work-in-process	55,890	52,584
Purchased aircraft, parts, engines and components held for sale	237,451	232,346
	$340,979	$347,495

Note 5 — Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2009	2008
Interest paid	$5,495	$8,803
Income taxes paid	15,243	25,565
Income tax refunds received	441	417

Note 6 — Comprehensive Income

A summary of the components of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Net income attributable to AAR and noncontrolling interest	$13,193	$10,407	$22,351	$25,382

Other comprehensive income (loss) —
Cumulative translation adjustments	952	(1,676)	1,384	(2,990)
Unrealized loss on investment, net of tax	(297)	(664)	(297)	(952)

Total comprehensive income	$13,848	$8,067	$23,438	$21,440

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 7 — Financing Arrangements

A summary of our recourse and non-recourse long-term debt is as follows:

	November 30, 2009	May 31, 2009
Recourse debt

Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	$42,000	$42,000
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	70,429	77,106
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	52,499	52,847
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	97,732	94,762
Industrial revenue bonds (secured by trust indenture on property, plant and equipment) due December 1, 2010 and August 1, 2018 with floating interest rate, payable monthly	25,208	25,308
Total recourse debt	298,868	303,023
Current maturities of recourse debt	(200)	(200)
Long-term recourse debt	$298,668	$302,823

Non-recourse debt

Non-recourse note payable due June 30, 2009 with interest at 3.85%	$—	$9,261
Non-recourse note payable due July 19, 2012 with interest at 7.22%	13,220	14,082
Non-recourse note payable due April 3, 2015 with interest at 8.38%	4,766	5,107
Total non-recourse debt	17,986	28,450
Current maturities of non-recourse debt	(2,557)	(11,722)
Long-term non-recourse debt	$15,429	$16,728

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

November 30, 2009

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

November 30, 2009

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

During the six-month period ended November 30, 2009, we retired $10,500 par value of our 1.625% convertible notes due March 1, 2014 and $2,000 par value of our 2.25% convertible notes due March 1, 2016.  Collectively, the convertible notes were retired for $9,115 cash, and the gain of $913, after consideration of unamortized debt issuance costs, is recorded in gain on extinguishment of debt on the condensed consolidated statements of operations.

During the six-month period ended November 30, 2008, we retired $25,279 par value of our 1.75% convertible notes due February 1, 2026, $15,806 par value of our 1.625% convertible notes due March 1, 2014 and $27,475 par value of our 2.25% convertible notes due March 1, 2016 for $43,896 cash, and the gain of $10,503, after consideration of unamortized debt issuance costs, is recorded in gain on extinguishment of debt on the condensed consolidated statements of operations.

At November 30, 2009, the face value of our long-term recourse debt was $355,198 and the estimated fair value was approximately $317,000.  The fair value was estimated using available market information.

Change in method of accounting for Convertible Notes

On June 1, 2009, we adopted a new accounting standard that clarifies the accounting for convertible debt instruments that may be settled wholly or partly in cash when converted, and requires convertible debt to be accounted for as two components: (i) a debt component which is recorded upon issuance at the estimated fair value of a similar straight-debt instrument without the debt-for-equity conversion feature; and (ii) an equity component that is included in capital surplus and represents the estimated fair value of the conversion feature at issuance.  The bifurcation of the debt and equity components results in a discounted carrying value of the debt component compared to the principal amount.  The discount is accreted to the carrying value of the debt component through interest expense over the expected life of the debt using the effective interest method.

The new accounting standard requires retrospective application and impacts the accounting for our 1.625% and 2.25% convertible notes issued in February 2008 and our 1.75% convertible notes issued in February 2006.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

As of November 30, 2009 and May 31, 2009, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	November 30, 2009	May 31, 2009
Long-term debt:
Principal amount	$276,990	$289,490
Unamortized discount	(56,330)	(64,775)
Net carrying amount	$220,660	$224,715

Equity component, net of tax	$74,772	$75,027

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

As of November 30, 2009 and 2008, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Coupon interest	$1,273	$1,736	$2,561	$3,561
Amortization of deferred financing fees	194	254	389	521
Amortization of discount	2,888	3,551	5,755	7,150
Interest expense related to convertible notes	$4,355	$5,541	$8,705	$11,232

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

The following tables set forth the effect of the retrospective application of the new accounting standard on certain previously reported items.

Condensed Consolidated Statement of Operations:

	Three Months Ended November 30, 2008
	Previously Reported	Impact from New Standard	As Adjusted
Gain on extinguishment of debt	$22,098	$(10,911)	$11,187
Interest expense	4,981	3,437	8,418
Provision for income taxes	11,229	(5,021)	6,208
Income from continuing operations	21,352	(9,327)	12,025
Net income attributable to AAR	19,734	(9,327)	10,407

Earnings per share — basic:
Earnings from continuing operations	$0.56	$(0.24)	$0.32
Loss from discontinued operations	(0.04)	—	(0.04)
	$0.52	$(0.24)	$0.27

Earnings per share — diluted:
Earnings from continuing operations	$0.51	$(0.20)	$0.31
Loss from discontinued operations	(0.04)	—	(0.04)
	$0.47	$(0.20)	$0.27

	Six Months Ended November 30, 2008
	Previously Reported	Impact from New Standard	As Adjusted
Gain on extinguishment of debt	$23,208	$(12,705)	$10,503
Interest expense	9,654	6,913	16,567
Provision for income taxes	21,089	(6,866)	14,223
Income from continuing operations	40,083	(12,752)	27,331
Net income attributable to AAR	38,134	(12,752)	25,382

Earnings per share — basic:
Earnings from continuing operations	$1.05	$(0.33)	$0.72
Loss from discontinued operations	(0.05)	—	(0.05)
	$1.00	$(0.33)	$0.67

Earnings per share — diluted:
Earnings from continuing operations	$0.95	$(0.25)	$0.70
Loss from discontinued operations	(0.04)	—	(0.04)
	$0.91	$(0.25)	$0.66

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Condensed Consolidated Balance Sheet:

	May 31, 2009
	Previously Reported	Impact from New Standard	As Adjusted
Other assets	$84,953	$(1,606)	$83,347
Long term debt	367,598	(64,775)	302,823
Deferred taxes	40,263	23,330	63,593
Capital surplus	330,002	75,027	405,029
Retained earnings	409,847	(35,188)	374,659

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

We use the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of our contingently convertible debt issued in fiscal 2006 because the principal for that issuance can be settled in stock, cash or a combination thereof.  Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2009 and 2008.

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Income from continuing operations	$13,193	$12,025	$22,351	$27,331
Loss from discontinued operations, net of tax	—	(1,618)	—	(1,949)
Loss attributable to noncontrolling interest	119	—	1,165	—
Net income attributable to AAR	$13,312	$10,407	$23,516	$25,382

Basic shares:
Weighted average common shares outstanding	38,143	38,079	38,121	38,088

Earnings per share — basic:
Earnings from continuing operations	$0.35	$0.32	$0.62	$0.72
Loss from discontinued operations	—	(0.04)	—	(0.05)
Earnings per share — basic	$0.35	$0.27	$0.62	$0.67

Net income attributable to AAR	$13,312	$10,407	$23,516	$25,382
Add: After-tax interest on convertible debt	1,308	1,398	2,596	2,806
Net income for diluted EPS calculation	$14,620	$11,805	$26,112	$28,188

Diluted shares:
Weighted average common shares outstanding	38,143	38,079	38,121	38,088
Additional shares from the assumed exercise of stock options	214	67	156	72
Additional shares from the assumed vesting of restricted stock	444	43	419	66
Additional shares from the assumed conversion of convertible debt	4,068	4,613	4,068	4,651
Weighted average common shares outstanding — diluted	42,869	42,802	42,764	42,877

Earnings per share — diluted:
Earnings from continuing operations	$0.34	$0.31	$0.61	$0.70
Loss from discontinued operations	—	(0.04)	—	(0.04)
Earnings per share — diluted	$0.34	$0.27	$0.61	$0.66

At November 30, 2009 and 2008, respectively, stock options to purchase 562,000 and 1,190,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 9 —Aircraft Portfolio

Joint Venture Aircraft

The Company owns aircraft with joint venture partners as well as aircraft which are wholly-owned.  As of November 30, 2009, the Company had ownership interests in 27 aircraft with joint venture partners.  As of November 30, 2009, our equity investment in the 27 aircraft owned with joint venture partners was approximately $43,400 and is included in investment in joint ventures on the condensed consolidated balance sheet.

Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the six-month periods ended November 30, 2009 and 2008, we were paid $388 and $0, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Sales	$11,170	$30,455	$22,434	$43,667
Income before provision for income taxes	172	8,968	528	12,254

	November 30, 2009	May 31, 2009
Balance sheet information:
Assets	$275,428	$282,772
Debt	180,389	194,388
Members’ capital	91,631	85,268

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we own five aircraft for our own account which are considered wholly-owned.  Of the five aircraft, two aircraft were financed with non-recourse debt, one aircraft was financed with a non-recourse capital lease and the other two have no debt.  A former lessee of two of our wholly-owned aircraft is in arrears for amounts due under the leases.  We have obtained a judgment against the lessee and its affiliated guarantor and expect to recover past due rental amounts.  Our net investments in these two aircraft after consideration of non-recourse financing are $6,609 and $4,962, respectively.  Our investment in the five wholly-owned aircraft is comprised of the following components:

	November 30,	May 31,
	2009	2009
Gross carrying value	$53,442	$61,202
Non-recourse debt	(17,986)	(19,190)
Non-recourse capital lease obligation	(9,327)	(10,259)
Net AAR investment	$26,129	$31,753

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 27 aircraft owned with joint venture partners and five wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
3	737-300	1987	US Airways	2011	Re-lease/Disassemble
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
1	757-200	1989	US Airways	2012	Forward Sale 11/2011
1	747-400	1989	Northwest Airlines	2014	Re-lease/Disassemble
1	737-300	1997	flyLAL Charters	2012	Re-lease
1	A320	1992	Air Canada	2015	Disassemble
18	737-400	1992-1997	Malaysia Airlines	Various(1)	Re-lease
27

Wholly-owned aircraft

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	MD83	1989	Meridiana	2010	Re-lease
2	A320	1992, 1997	available	2013	Re-lease
1	A320	1992	Air Canada	2015	Re-lease
1	CRJ 200	1999	Air Wisconsin	2018	Sale/Disassemble
5

(1) 6 aircraft in 2010; 3 aircraft in 2011; 8 aircraft in 2012; and 1 aircraft in 2013

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 10 – Discontinued Operations

On November 25, 2008 we sold certain assets and liabilities of our industrial gas turbine engine business to the local management team.  We retained ownership of the land and building and entered into a five-year lease with the buyer.  As of November 30, 2009, the net book value of the land and building was $1,190.  The industrial gas turbine engine business was a unit in the Structures and Systems segment.  As consideration, we received cash of $100 and a $650 interest bearing note due in five equal annual installments beginning December 1, 2009.  The note is secured by accounts receivable, inventory and equipment.  We also have an opportunity to receive additional consideration based on the business achieving certain sales levels for a four-year period beginning January 1, 2009.  As a result of this transaction, we recorded a pre-tax charge of $2,209 ($1,403 after tax), in the second quarter of fiscal 2009, representing the loss on disposal.  The loss on disposal represents the difference between non-contingent consideration received and the net book value of the assets sold.

Revenues and pre-tax operating loss for the three- and six-month periods ended November 30, 2008 for discontinued operations are summarized as follows:

	Three Months Ended	Six Months Ended
	November 30,	November 30,
	2008	2008
Revenues	$466	$852
Pre-tax operating loss	(333)	(841)
Pre-tax loss on disposal	(2,209)	(2,209)

Note 11 – Business Segment Information

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Sales:
Aviation Supply Chain	$134,471	$151,423	$275,556	$308,248
Maintenance, Repair and Overhaul	71,373	87,437	150,117	173,747
Structures and Systems	122,840	114,712	244,534	231,481
	$328,684	$353,572	$670,207	$713,476

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Gross profit:
Aviation Supply Chain	$29,151	$16,450	$51,887	$53,381
Maintenance, Repair and Overhaul	8,759	13,503	19,354	26,256
Structures and Systems	25,950	18,856	46,642	36,310
	$63,860	$48,809	$117,883	$115,947

AAR CORP. and Subsidiaries

November 30, 2009

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

General Overview

We report our activities in three business segments:  Aviation Supply Chain; Maintenance, Repair and Overhaul; and Structures and Systems.  The table below sets forth consolidated sales for our three business segments for the three- and six-month periods ended November 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Sales:
Aviation Supply Chain	$134,471	$151,423	$275,556	$308,248
Maintenance, Repair and Overhaul	71,373	87,437	150,117	173,747
Structures and Systems	122,840	114,712	244,534	231,481
	$328,684	$353,572	$670,207	$713,476

Over the past year and a half, many U.S. carriers announced a series of cost reduction initiatives, including staffing reductions, route consolidations and capacity reductions.  Earlier actions were principally in response to high oil prices, while more recent actions have been in response to weak economic conditions both in the U.S. and most other industrialized nations.  Capacity in North America was down approximately 5% during the third calendar quarter of 2009 compared to last year.  Certain foreign carriers have also reduced capacity in response to weak world-wide economic conditions.  The reduction in the global operating fleet of passenger and cargo aircraft has resulted in reduced demand for parts support and maintenance activities for the types of aircraft affected.

Disruptions in the financial markets, including tightened credit markets, reduced the amount of liquidity available to certain of our customers which, in turn, impacted their ability to buy parts, services, engines and aircraft.  We continue to monitor economic conditions for their impact on our customers and markets, assessing both risks and opportunities that may affect our business.

We expect many carriers will continue to seek ways to reduce their cost structure, including outsourcing more of their maintenance and support functions to third parties, while we believe other carriers who have historically outsourced their maintenance requirements will continue to do so.  Although we believe we remain well positioned to respond to the market with our broad range of products and services, the factors above may continue to have an adverse impact on our growth rates and our results of operations and financial condition.

During the second quarter of fiscal 2010, sales to global defense customers increased 3.6% and for the six months ended November 30, 2009 represented 46.9% of consolidated sales.  We continue to see opportunities to provide performance-based logistics services and manufactured products supporting our defense customers’ requirements.  Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Three-Month Period Ended November 30, 2009

Consolidated sales for the second quarter ended November 30, 2009 decreased $24,888 or 7.0% compared to the prior year period.  Sales to commercial customers declined 15.0% compared to the prior year as airlines continued to reduce inventory levels and maintenance visits in response to weak economic conditions and lower capacity.  Sales to defense customers increased 3.6% reflecting higher shipments of specialized mobility systems products.

In the Aviation Supply Chain segment, sales declined $16,952 or 11.2% as compared to the prior year reflecting lower demand for aftermarket parts support as airlines continue to reduce inventory levels in response to weak economic conditions.  Gross profit in the Aviation Supply Chain segment increased $12,701 or 77.2% and the gross profit margin percentage increased to 21.7% from 10.9% in the prior year.  Prior year gross profit was impacted by a $21,033 pre-tax impairment charge to reduce the carrying value of three aircraft to their net realizable value.  Excluding the impact of the prior year aircraft impairment charge, gross profit declined reflecting lower sales volume and pricing pressure from our airline customers as they seek ways to further lower costs and conserve cash.

In the Maintenance, Repair and Overhaul segment, sales declined $16,064 or 18.4% versus the prior year reflecting the completion of two programs and fewer maintenance visits by our airline customers due to reduced capacity.  Gross profit in the Maintenance, Repair and Overhaul segment declined $4,744 or 35.1% and the gross profit margin percentage declined to 12.3% from 15.4% in the prior year principally as a result of lower volume.

In the Structures and Systems segment, sales increased $8,128 or 7.1% over the prior year reflecting increased shipments for specialized mobility products.  Gross profit in the Structures and Systems segment increased $7,094 or 37.6%, and the gross profit margin percentage increased to 21.1% from 16.4% in the prior year due to cost reduction and process improvement initiatives, favorable product mix and increased volume.

Operating income increased $11,312 or 75.6% compared with the prior year as the prior year included the $21,033 pre-tax aircraft impairment charge.  Current year operating income was negatively impacted by the reduction in sales and gross profit in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments, as well as a decline in earnings from joint ventures.  Selling, general and administrative expenses declined $614 from the prior year, even while including approximately $2,200 of expense associated with the launch of AAR Global Solutions in fiscal 2010.  Earnings from joint ventures declined $4,353 or 99.7%, principally due to increased depreciation expense recorded in the aircraft joint ventures as a result of reducing the useful lives of certain narrow-body aircraft to 25 years, as well as less aircraft owned in joint venture as compared to the prior year.  Net interest expense declined $1,749 or 22.1% compared to the prior year due to a reduction in outstanding borrowings.  Our effective income tax rate increased slightly to 34.4% in the second quarter of fiscal 2010 compared to 34.0% last year.  The Company expects its effective income tax rate, excluding the impact of unusual items, if any, to be approximately 34.5% for the balance of the fiscal year.

Effective June 1, 2009, we adopted a new accounting standard for convertible debt that requires retrospective application and as a result, operating results for the three- and six-month periods ended November 30, 2008 have been restated (see Note 7 in Notes to Condensed Consolidated Financial Statements.)  In addition, effective June 1, 2009, we adopted a new accounting standard related to the accounting for noncontrolling interests.  The loss attributable to noncontrolling interest of $119 on the condensed consolidated statements of operations represents the joint venture partners’ share of the net loss of the joint venture during the second quarter of fiscal 2010.

Six-Month Period Ended November 30, 2009

Consolidated sales for the six-months ended November 30, 2009 decreased $43,269 or 6.1% over the prior year period.  Sales to commercial customers declined 15.2% compared to the prior year as airlines continued to reduce inventory levels and maintenance visits in response to weak economic conditions and tight credit markets.  Sales to defense customers increased 7.1% reflecting higher shipments of specialized mobility systems products.

In the Aviation Supply Chain segment, sales declined $32,692 or 10.6% as compared to the prior year reflecting lower demand for aftermarket parts support as airlines continue to reduce inventory levels in response to weak economic conditions.  Gross profit in the Aviation Supply Chain segment declined $1,494 or 2.8% and the gross profit margin percentage increased to 18.8% from 17.3% in the prior year. Current year gross profit was negatively impacted by lower volumes and pricing pressures from our airline customers as they seek ways to further lower costs and conserve cash, as well as the sale of an interest in an aircraft leveraged lease during the first quarter, in which the Company recorded a $3,800 negative gross profit margin.  Prior year gross profit was negatively impacted by a $21,033 pre-tax charge to reduce the carrying value of three aircraft to their fair value.

In the Maintenance, Repair and Overhaul segment, sales declined $23,630 or 13.6% versus the prior year reflecting the completion of two programs during the second quarter and fewer maintenance visits by our airline customers due to reduced capacity.  Gross profit in the Maintenance, Repair and Overhaul segment declined $6,902 or 26.3% and the gross profit margin percentage declined to 12.9% from 15.1% in the prior year principally as a result of lower volume.

In the Structures and Systems segment, sales increased $13,053 or 5.6% over the prior year reflecting increased shipments for specialized mobility products.  Gross profit in the Structures and Systems segment increased $10,332 or 28.5%, and the gross profit margin percentage increased to 19.1% from 15.7% in the prior year due to cost reduction and process improvement initiatives, favorable product mix and increased volume.

Operating income decreased $3,262 or 7.0% compared with the prior year due to the impact from the reduction of sales and gross profit in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments, as well as a reduction in earnings from unconsolidated joint ventures.  Selling, general and administrative expenses were essentially flat with the prior year, even while including approximately $4,600 of expense associated with the launch of AAR Global Solutions in fiscal 2010.  Earnings from joint ventures declined $5,718 or 98.4%, principally due to increased depreciation expense recorded in the aircraft joint ventures as a result of reducing the useful lives of certain narrow-body aircraft to 25 years, as well as fewer aircraft owned in joint venture as compared to the prior year.  Net interest expense declined $3,291 or 21.0% compared to the prior year due to a reduction in outstanding borrowings.  Our effective income tax rate declined to 30.1% in fiscal 2010 compared to 34.2% last year primarily due to the favorable tax impact from the sale of an interest in an aircraft leveraged lease in the first quarter of fiscal 2010.

During the six months ended November 30, 2009, we retired $10,500 par value of our 1.625% convertible notes and $2,000 par value of our 2.25% convertible notes, resulting in a net gain on extinguishment of debt of $913.

Effective June 1, 2009, we adopted a new accounting standard related to convertible debt that requires retrospective application and as a result, operating results for the three- and six-month periods ended November 30, 2008 have been restated (see Note 7 in Notes to Condensed Consolidated Financial Statements.)  In addition, effective June 1, 2009, we adopted a new standard related to the accounting for noncontrolling interest for AAR Global Solutions.  The loss attributable to noncontrolling interest of $1,165 on the condensed consolidated statements of operations represents the joint venture partners’ share of the net loss of the joint venture during the first six months of fiscal 2010.

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

At November 30, 2009, our liquidity and capital resources included cash of $105,703 and working capital of $611,689.  Our revolving credit agreement, as amended (the “Credit Agreement”) with various financial institutions, as lenders, and Bank of America National Association as successor by merger to LaSalle Bank National Association (“Bank of America”), as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.   The term of our Credit Agreement extends to August 31, 2011.  Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 237.5 basis points based on certain financial measurements.  Borrowings outstanding under this facility at November 30, 2009 were $20,000, and there were $10,764 of outstanding letters of credit which reduced the availability of this facility.  In addition to our Credit Agreement, we also have $3,624 available under a foreign line of credit.

During the six-month period ended November 30, 2009, cash flow from operations was $58,136 primarily as a result of a reduction in accounts receivable of $30,171 and net income attributable to AAR and noncontrolling interest and depreciation and amortization of $45,584, partially offset by a decrease in accounts payable and accrued liabilities of $34,765.

During the six-month period ended November 30, 2009, our investing activities used $15,108 of cash principally as a result of capital expenditures of $15,000, which mainly represents capacity expansion and capability improvements in our Structures and Systems and Maintenance, Repair and Overhaul segments.

During the six-month period ended November 30, 2009, our financing activities used $49,670 of cash primarily due to a reduction in borrowings of $49,481, which includes the retirement of convertible notes for $9,115 cash, the payoff of non-recourse debt of $9,261 and the reduction in borrowings outstanding under our revolving credit agreement of $30,000.

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

During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio.  The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions.  Based upon that review, and taking into consideration the desire to improve liquidity and generate cash, we made the decision to sell one of the four aircraft acquired before September 11, 2001, and offer two of the remaining three for sale.  As a result of this review and taking into consideration our assessment of current market conditions, the Company recorded a $21,033 pre-tax impairment charge to reduce the carrying value of the three aircraft to their estimated fair value during the second quarter of fiscal 2009.

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  We are a subcontractor to Pfalz Flugzeugwerke GmbH (“PFW”) on this Airbus program.  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M.  During fiscal 2009, Airbus agreed to reimburse AAR and PFW 20.0 million euros for costs incurred to develop the A400M system.  AAR’s share of this reimbursement was $18,700 and reduced the amount of capitalized program development costs.  As of November 30, 2009, we have capitalized, net of the $18,700 reimbursement, approximately $45,300 of costs associated with the engineering and development of the cargo system.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

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

New Accounting Standards

In June 2009, the FASB issued a new standard that addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  It also removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency.  The new standard is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for AAR as of June 1, 2010.  We are currently evaluating the impact on our consolidated financial statements upon adoption.

In June 2009, the FASB issued a new standard that requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity.  It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The new standard is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for AAR as of June 1, 2010.  We are currently evaluating the impact on our consolidated financial statements upon adoption.

In June 2009, the FASB issued “The FASB Accounting Standards CodificationTM which becomes the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Future accounting pronouncements will be designed to update the Codification and will be referred to as Accounting Standards Updates.  The standard was effective for us in our second quarter of fiscal 2010 and had no impact on our consolidated financial statements.

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

Item 4 – Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2009.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As previously disclosed, AAR received a favorable ruling in August 2009 from the Wexford County Circuit Court in Michigan Department of Environmental Quality vs. AAR Cadillac Manufacturing, a division of AAR Manufacturing Group, Inc., an Illinois corporation and AAR CORP., a Delaware corporation.  The ruling fully exonerated the AAR companies from any liability in respect of an alleged post-1985 release of environmental contamination at and in the vicinity of its Cadillac, Michigan facility.  In October 2009, the Michigan Department of Environmental Quality (“MDEQ”) filed an appeal of the Wexford County Circuit Court’s order.  AAR Cadillac Manufacturing and the MDEQ are engaged in discussions to settle this matter and terminate the MDEQ appeal.

Item 1A – Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2009, except as follows:

Mesa Airlines

Mesa Airlines and subsidiaries (“Mesa”) is a customer of the Company and in May 2008, warned it may have to file for bankruptcy protection if it could not resolve a contract dispute with one of its customers.  In addition to the ongoing dispute with their customer, Mesa reported substantial losses in the twelve-month period ended September 30, 2009.  We have been informed by Mesa that they are contemplating significantly reducing or eliminating entirely, their fleet of ERJ 145 and CRJ 200 aircraft. In November 2009, the Company and Mesa amended their parts supply and maintenance agreements for those fleets to provide Mesa with increased flexibility to respond to demand fluctuations in the 50-seat aircraft market.  During fiscal 2009, our consolidated sales to Mesa were $70,700, of which $45,500 was in the Aviation Supply Chain segment (of which approximately $29,000 related to the ERJ 145 and CRJ 200 aircraft) and $25,200 was in the Maintenance, Repair and Overhaul segment (of which approximately $9,000 related to the ERJ 145 and CRJ 200 aircraft).

If Mesa significantly reduces, or eliminates, its fleet of ERJ 145 and CRJ 200 aircraft, or if it files for bankruptcy protection, our financial results may be adversely affected.

Item 4 – Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on October 14, 2009.  The following items were acted upon at the meeting.

1)   Election of three Class I directors to serve until the 2012 Annual Meeting of Stockholders.

Three directors were elected by the stockholders by the requisite vote.

Directors Nominated and Elected at the Meeting

	Votes	Votes
	For	Withheld
Michael R. Boyce	32,642,154	2,562,928
James G. Brocksmith, Jr.	32,774,087	2,430,995
David P. Storch	30,534,891	4,670,191

Continuing Directors
Norman R. Bobins
Gerald F. Fitzgerald, Jr.
Ronald R. Fogleman
James E. Goodwin
Patrick J. Kelly
Timothy J. Romenesko
Marc J. Walfish
Ronald B. Woodard

2)              Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2010.

Votes For	32,428,370
Votes Against	2,752,125
Abstained	24,587

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

AAR CORP.
(Registrant)

Date:	December 21, 2009	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated December 21, 2009 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated December 21, 2009 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated December 21, 2009 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated December 21, 2009 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).