Form 10-Q
period 2010-02-28
AAR CORP
filed 2010-03-19
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2010

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

As of February 28, 2010, there were 39,025,309 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2010

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2010 and May 31, 2009

(In thousands)

	February 28, 2010	May 31, 2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$117,526	$112,505
Accounts receivable, less allowances of $5,567 and $4,677, respectively	208,275	227,300
Inventories	332,384	347,495
Equipment on or available for short-term lease	112,261	129,929
Deposits, prepaids and other	14,242	15,856
Deferred tax assets	18,227	18,227
Total current assets	802,915	851,312

Property, plant and equipment, net of accumulated depreciation of $189,475 and $174,873, respectively	129,560	125,048

Other assets:
Goodwill and other intangible assets, net	147,473	150,227
Equipment on long-term lease	110,213	120,538
Investment in joint ventures	48,598	45,433
Other	85,993	83,347
	392,277	399,545
	$1,324,752	$1,375,905

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2010 and May 31, 2009

(In thousands)

	February 28, 2010	May 31, 2009
	(Unaudited)
Liabilities and equity:
Current liabilities:
Short-term debt	$—	$50,005
Current maturities of long-term debt	158	200
Current maturities of non-recourse long-term debt	2,600	11,722
Current maturities of long-term capital lease obligations	1,750	1,673
Accounts payable	93,896	100,651
Accrued liabilities	79,259	90,167
Total current liabilities	177,663	254,418

Long-term debt, less current maturities	301,604	302,823
Non-recourse debt	14,767	16,728
Capital lease obligations	7,199	8,658
Deferred tax liabilities	57,534	63,593
Other liabilities and deferred income	29,410	32,951
	410,514	424,753

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,407 and 44,201 shares, respectively	44,407	44,201
Capital surplus	413,228	405,029
Retained earnings	408,087	374,659
Treasury stock, 5,382 and 5,317 shares at cost, respectively	(104,338)	(103,159)
Accumulated other comprehensive loss	(24,353)	(23,996)
Total AAR shareholders’ equity	737,031	696,734
Noncontrolling interest	(456)	—
Total equity	736,575	696,734
	$1,324,752	$1,375,905

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 28, 2010 and 2009

(Unaudited)

(In thousands, except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Sales:
Sales from products	$250,458	$276,101	$792,333	$858,660
Sales from services	49,084	55,103	156,343	170,669
Sales from leasing	10,065	7,588	31,138	22,939
	309,607	338,792	979,814	1,052,268
Costs and operating expenses:
Cost of products	208,901	226,469	673,377	697,964
Cost of services	38,515	44,197	121,295	141,943
Cost of leasing	3,266	3,501	8,334	10,756
Cost of sales — impairment charge	—	—	—	21,033
Selling, general and administrative	35,972	36,579	110,455	111,582
	286,654	310,746	913,461	983,278
Earnings from joint ventures	56	1,401	150	7,213
Operating income	23,009	29,447	66,503	76,203
Gain on extinguishment of debt	—	889	913	11,392
Interest expense	(6,524)	(7,543)	(19,544)	(24,110)
Interest income	146	308	752	1,170
Loss on investment	(1,876)	—	(1,876)	—
Income from continuing operations before provision for income taxes	14,755	23,101	46,748	64,655
Provision for income taxes	4,970	5,887	14,612	20,110
Income from continuing operations	9,785	17,214	32,136	44,545
Discontinued operations, net of tax:
Operating loss	—	—	—	(546)
Loss on disposal	—	—	—	(1,403)
Loss from discontinued operations	—	—	—	(1,949)
Net income attributable to AAR and noncontrolling interest	9,785	17,214	32,136	42,596
Loss attributable to noncontrolling interest	127	—	1,292	—
Net income attributable to AAR	$9,912	$17,214	$33,428	$42,596
Earnings per share — basic:
Earnings from continuing operations	$0.26	$0.45	$0.88	$1.17
Loss from discontinued operations	—	—	—	(0.05)
Earnings per share — basic	$0.26	$0.45	$0.88	$1.12
Earnings per share — diluted:
Earnings from continuing operations	$0.26	$0.43	$0.87	$1.14
Loss from discontinued operations	—	—	—	(0.05)
Earnings per share — diluted	$0.26	$0.43	$0.87	$1.09
Weighted average common shares outstanding — basic	38,217	38,043	38,154	38,067
Weighted average common shares outstanding — diluted	43,108	42,570	42,921	42,830

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2010 and 2009

(Unaudited)

(In thousands)

	Nine Months Ended February 28,
	2010	2009
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$32,136	$42,596
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from (used in) operating activities:
Depreciation and amortization	26,609	30,836
Amortization of debt discount	8,699	10,357
Deferred tax provision	(5,560)	222
Tax benefits from exercise of stock options	(223)	(171)
Impairment charge	—	21,033
Gain on extinguishment of debt	(913)	(11,392)
Loss on investment	1,876	—
Earnings from joint ventures	(150)	(7,213)
Loss on disposal of business, net of tax	—	1,403
Changes in certain assets and liabilities:
Accounts and trade notes receivable	22,159	(20,189)
Inventories	15,599	(67,897)
Equipment on or available for short-term lease	16,329	(1,843)
Equipment on long-term lease	4,962	3,123
Accounts payable	(6,789)	2,760
Accrued liabilities and taxes on income	(14,674)	(14,911)
Other liabilities	(1,313)	(2,035)
Other, primarily deposits and program costs	(4,100)	5,393
Net cash provided from (used in) operating activities	94,647	(7,928)
Cash flows from investing activities:
Property, plant and equipment expenditures	(20,749)	(23,462)
Proceeds from disposal of assets	84	16
Proceeds from sale of business	650	100
Proceeds from sale of available for sale securities	434	—
Proceeds from sale of product line	—	767
Proceeds from aircraft joint ventures	37	4,230
Investment in aircraft joint ventures	(4,198)	(440)
Proceeds from leveraged leases	5,220	(166)
Other	(1,575)	(1,533)
Net cash used in investing activities	(20,097)	(20,488)
Cash flows from financing activities:
Proceeds from short-term borrowings, net	103	75,251
Reduction in borrowings	(70,204)	(54,784)
Reduction in capital lease obligations	(1,382)	(1,109)
Reduction in equity due to convertible bond repurchase	(254)	(5,043)
Stock option exercises	1,614	595
Tax benefits from exercise of stock options	223	171
Contributions from noncontrolling interest	462	—
Net cash provided from (used in) financing activities	(69,438)	15,081
Effect of exchange rate changes on cash	(91)	(2,314)
Increase (decrease) in cash and cash equivalents	5,021	(15,649)
Cash and cash equivalents, beginning of period	112,505	109,391
Cash and cash equivalents, end of period	$117,526	$93,742

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Nine Months Ended February 28, 2010

(Unaudited)

(In thousands)

	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AAR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, May 31, 2009	$44,201	$(103,159)	$330,002	$409,847	$(23,996)	$656,895	$—	$656,895
Adoption of convertible debt accounting standard	—	—	75,027	(35,188)	—	39,839	—	39,839
Balance, May 31, 2009, as adjusted	44,201	(103,159)	405,029	374,659	(23,996)	696,734	—	696,734
Net income (loss)	—	—	—	33,428	—	33,428	(1,292)	32,136
Exercise of stock options and stock awards	174	(948)	3,496	—	—	2,722	—	2,722
Tax benefit related to share- based plans	—	—	223	—	—	223	—	223
Restricted stock activity	32	—	4,503	—	—	4,535	374	4,909
Bond hedge and warrant activity	—	(231)	231	—	—	—	—	—
Equity portion of bond repurchase	—	—	(254)	—	—	(254)	—	(254)
Foreign currency translation loss	—	—	—	—	(357)	(357)	—	(357)
Contributions from noncontrolling interest	—	—	—	—	—	—	462	462
Balance, February 28, 2010	$44,407	$(104,338)	$413,228	$408,087	$(24,353)	$737,031	$(456)	$736,575

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2010

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position of AAR CORP. and its subsidiaries as of February 28, 2010, the results of its operations for the three- and nine-month periods ended February 28, 2010 and 2009, and its cash flows for the nine-month periods ended February 28, 2010 and 2009.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

February 28, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 2 — Accounting for Stock-Based Compensation

We provide stock-based awards under the AAR CORP. Stock Benefit Plan (“Stock Benefit Plan”), which has been approved by our stockholders.  Under this plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant.  Generally, stock options awarded expire ten years from the date of grant and are exercisable in either three or five equal annual increments commencing one year after the date of grant.  We issue common stock upon the exercise of stock options.  In addition to stock options, the Stock Benefit Plan also provides for the grant of restricted stock awards and performance based restricted stock awards, as well as for the grant of stock appreciation units; however, to date, no stock appreciation units have been granted.

We measure share-based compensation based on the fair value of the award at the grant date, and recognize the cost of share-based awards over the applicable service period, which is generally the vesting period.

During the nine-month periods ended February 28, 2010 and 2009, we granted stock options representing 687,000 shares and 184,750 shares, respectively.

The weighted average fair values of stock options granted during the nine-month periods ended February 28, 2010 and 2009 were $7.40 and $8.27, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended February 28,
	2010	2009
Risk-free interest rate	2.3%	3.3%
Expected volatility of common stock	49.2%	38.9%
Dividend yield	0.0%	0.0%
Expected option term in years	6.0	6.0

The following table summarizes stock option activity for the nine-month period ended February 28, 2010:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at May 31, 2009	1,225	$21.18
Granted	687	$15.10
Exercised	(174)	$11.65
Cancelled	(155)	$22.76
Outstanding at February 28, 2010	1,583	$19.19	5.9	$8,904
Exercisable at February 28, 2010	708	$20.75	4.8	$3,324

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The total fair value of stock options that vested during the nine-month periods ended February 28, 2010 and 2009 was $690 and $434, respectively.  The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2010 and 2009 was $1,963 and $489, respectively.  The tax benefit realized from stock options exercised during the nine-month periods ended February 28, 2010 and 2009 was $223 and $171, respectively.  Expense charged to operations for stock options during the three-month periods ended February 28, 2010 and 2009 was $619 and $196, respectively.  Expense charged to operations for stock options during the nine-month periods ended February 28, 2010 and 2009 was $1,646 and $585, respectively.  As of February 28, 2010, we had $5,856 of unearned compensation related to stock options that will be amortized to expense over an average remaining period of 2.5 years.

The fair value of restricted stock awards is the market value of our common stock on the date of grant.  Amortization expense related to restricted stock awards during the three-month periods ended February 28, 2010 and 2009 was $1,648 and $1,225, respectively.  Amortization expense related to restricted stock awards during the nine-month periods ended February 28, 2010 and 2009 was $4,624 and $3,874, respectively.

Restricted share activity during the nine-month period ended February 28, 2010 is as follows:

	Number of Shares (in thousands)	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2009	878	$24.29
Granted	40	$15.45
Vested	(115)	$29.51
Forfeited	(17)	$23.41
Nonvested at February 28, 2010	786	$23.10

During the nine-month period ended February 28, 2010, we granted a total of 36,000 restricted shares to members of the Board of Directors.  As of February 28, 2010 we had $5,314 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.1 years.

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

February 28, 2010

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

Note 4 — Inventory

The summary of inventories is as follows:

	February 28,	May 31,
	2010	2009
Raw materials and parts	$53,433	$62,565
Work-in-process	54,386	52,584
Purchased aircraft, parts, engines and components held for sale	224,565	232,346
	$332,384	$347,495

Note 5 — Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2010	2009
Interest paid	$10,517	$13,505
Income taxes paid	22,153	26,511
Income tax refunds received	441	417

Note 6 — Comprehensive Income

A summary of the components of comprehensive income (loss) is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Net income attributable to AAR and noncontrolling interest	$9,785	$17,214	$32,136	$42,596

Other comprehensive income (loss) —
Cumulative translation adjustments	(1,741)	(900)	(357)	(3,890)
Unrealized gain (loss) on investment, net of tax	297	(119)	—	(1,071)

Total comprehensive income	$8,341	$16,195	$31,779	$37,635

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 7 — Financing Arrangements

A summary of our recourse and non-recourse long-term debt is as follows:

	February 28,	May 31,
	2010	2009
Recourse debt

Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	$42,000	$42,000
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	71,270	77,106
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	53,070	52,847
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	99,264	94,762
Industrial revenue bonds (secured by trust indenture on property, plant and equipment) due December 1, 2010 and August 1, 2018 with floating interest rate, payable monthly	25,158	25,308
Total recourse debt	301,762	303,023
Current maturities of recourse debt	(158)	(200)
Long-term recourse debt	$301,604	$302,823

Non-recourse debt

Non-recourse note payable due June 30, 2009 with interest at 3.85%	$—	$9,261
Non-recourse note payable due July 19, 2012 with interest at 7.22%	12,776	14,082
Non-recourse note payable due April 3, 2015 with interest at 8.38%	4,591	5,107
Total non-recourse debt	17,367	28,450
Current maturities of non-recourse debt	(2,600)	(11,722)
Long-term non-recourse debt	$14,767	$16,728

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

February 28, 2010

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

February 28, 2010

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

During the nine-month period ended February 28, 2010, we retired $10,500 par value of our 1.625% convertible notes due March 1, 2014 and $2,000 par value of our 2.25% convertible notes due March 1, 2016.  Collectively, the convertible notes were retired for $9,115 cash, and the gain of $913, after consideration of unamortized debt issuance costs, is recorded in gain on extinguishment of debt on the condensed consolidated statements of operations.

During the nine-month period ended February 28, 2009, we retired $25,279 par value of our 1.75% convertible notes due February 1, 2026, $15,806 par value of our 1.625% convertible notes due March 1, 2014 and $33,975 par value of our 2.25% convertible notes due March 1, 2016 for $48,154 cash, and the gain of $11,392, after consideration of unamortized debt issuance costs, is recorded in gain on extinguishment of debt on the condensed consolidated statements of operations.

At February 28, 2010, the face value of our long-term recourse debt was $355,148 and the estimated fair value was approximately $334,800.  The fair value was estimated using available market information.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

As of February 28, 2010 and May 31, 2009, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	February 28,	May 31,
	2010	2009
Long-term debt:
Principal amount	$276,990	$289,490
Unamortized discount	(53,386)	(64,775)
Net carrying amount	$223,604	$224,715

Equity component, net of tax	$74,772	$75,027

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

As of February 28, 2010 and 2009, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Coupon interest	$1,273	$1,513	$3,833	$5,074
Amortization of deferred financing fees	193	230	582	751
Amortization of discount	2,944	3,207	8,699	10,357
Interest expense related to convertible notes	$4,410	$4,950	$13,114	$16,182

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The following tables set forth the effect of the retrospective application of the new accounting standard on certain previously reported items.

Condensed Consolidated Statements of Operations:

	Three Months Ended February 28, 2009
	Previously Reported	Impact from New Standard	As Adjusted
Gain on extinguishment of debt	$2,109	$(1,220)	$889
Interest expense	4,439	3,104	7,543
Provision for income taxes	7,401	(1,514)	5,887
Income from continuing operations	20,024	(2,810)	17,214
Net income attributable to AAR	20,024	(2,810)	17,214

Earnings per share — basic:
Earnings from continuing operations	$0.53	$(0.08)	$0.45
Loss from discontinued operations	—	—	—
	$0.53	$(0.08)	$0.45

Earnings per share — diluted:
Earnings from continuing operations	$0.48	$(0.05)	$0.43
Loss from discontinued operations	—	—	—
	$0.48	$(0.05)	$0.43

	Nine Months Ended February 28, 2009
	Previously Reported	Impact from New Standard	As Adjusted
Gain on extinguishment of debt	$25,317	$(13,925)	$11,392
Interest expense	14,093	10,017	24,110
Provision for income taxes	28,490	(8,380)	20,110
Income from continuing operations	60,107	(15,562)	44,545
Net income attributable to AAR	58,158	(15,562)	42,596

Earnings per share — basic:
Earnings from continuing operations	$1.58	$(0.41)	$1.17
Loss from discontinued operations	(0.05)	—	(0.05)
	$1.53	$(0.41)	$1.12

Earnings per share — diluted:
Earnings from continuing operations	$1.43	$(0.29)	$1.14
Loss from discontinued operations	(0.05)	—	(0.05)
	$1.38	$(0.29)	$1.09

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2010

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

February 28, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2010 and 2009.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Income from continuing operations	$9,785	$17,214	$32,136	$44,545
Loss from discontinued operations, net of tax	—	—	—	(1,949)
Loss attributable to noncontrolling interest	127	—	1,292	—
Net income attributable to AAR	$9,912	$17,214	$33,428	$42,596

Basic shares:
Weighted average common shares outstanding	38,217	38,043	38,154	38,067

Earnings per share — basic:
Earnings from continuing operations	$0.26	$0.45	$0.88	$1.17
Loss from discontinued operations	—	—	—	(0.05)
Earnings per share — basic	$0.26	$0.45	$0.88	$1.12

Net income attributable to AAR	$9,912	$17,214	$33,428	$42,596
Add: After-tax interest on convertible debt	1,328	1,301	3,924	4,107
Net income for diluted EPS calculation	$11,240	$18,515	$37,352	$46,703

Diluted shares:
Weighted average common shares outstanding	38,217	38,043	38,154	38,067
Additional shares from the assumed exercise of stock options	265	78	174	66
Additional shares from the assumed vesting of restricted stock	558	211	525	183
Additional shares from the assumed conversion of convertible debt	4,068	4,238	4,068	4,514
Weighted average common shares outstanding — diluted	43,108	42,570	42,921	42,830

Earnings per share — diluted:
Earnings from continuing operations	$0.26	$0.43	$0.87	$1.14
Loss from discontinued operations	—	—	—	(0.05)
Earnings per share — diluted	$0.26	$0.43	$0.87	$1.09

For the nine-month periods ended February 28, 2010 and 2009, respectively, stock options to purchase 381,000 and 928,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 9 —Aircraft Portfolio

Joint Venture Aircraft

The Company owns aircraft with joint venture partners as well as aircraft that are wholly-owned.  As of February 28 2010, the Company had ownership interests in 27 aircraft with joint venture partners.  As of February 28, 2010, our equity investment in the 27 aircraft owned with joint venture partners was approximately $43,100 and is included in investment in joint ventures on the condensed consolidated balance sheet.

Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the nine-month periods ended February 28, 2010 and 2009, we were paid $580 and $700, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Sales	$11,411	$12,677	$33,845	$56,344
Income before provision for income taxes	312	3,014	840	15,268

	February 28, 2010	May 31, 2009
Balance sheet information:
Assets	$267,909	$282,772
Debt	173,822	194,388
Members’ capital	90,823	85,268

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we own five aircraft for our own account that are considered wholly-owned.  Of the five aircraft, two aircraft were financed with non-recourse debt, one aircraft was financed with a non-recourse capital lease and the other two have no debt.  A former lessee of two of our wholly-owned aircraft is in arrears for amounts due under the leases.  We have obtained a judgment against the lessee and its affiliated guarantor and expect to recover past due rental amounts.  Our net investments in these two aircraft after consideration of non-recourse financing are $6,666 and $3,821, respectively.  Our investment in the five wholly-owned aircraft is comprised of the following components:

	February 28, 2010	May 31, 2009
Gross carrying value	$51,012	$61,202
Non-recourse debt	(17,367)	(19,190)
Non-recourse capital lease obligation	(8,913)	(10,259)
Net AAR investment	$24,732	$31,753

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 27 aircraft owned with joint venture partners and five wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date (FY)	Post-Lease Disposition
3	737-300	1987	US Airways	2011	Re-lease/Disassemble
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
1	757-200	1989	US Airways	2012	Forward Sale 11/2011
1	747-400	1989	Northwest Airlines	2014	Re-lease/Disassemble
1	737-300	1997	flyLAL Charters	2012	Re-lease
1	A320	1992	Air Canada	2015	Disassemble
18	737-400	1992-1997	Malaysia Airlines	Various(1)	Re-lease
27

Wholly-owned aircraft

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date (FY)	Post-Lease Disposition
1	MD83	1989	Meridiana	2010	Re-lease
2	A320	1992, 1997	available	—	Re-lease
1	A320	1992	Air Canada	2015	Re-lease
1	CRJ 200	1999	Air Wisconsin	2018	Sale/Disassemble
5

(1) 6 aircraft in 2010; 3 aircraft in 2011; 8 aircraft in 2012; and 1 aircraft in 2013

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 10 — Business Segment Information

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Sales:
Aviation Supply Chain	$122,579	$141,808	$398,135	$450,056
Maintenance, Repair and Overhaul	70,085	76,951	220,202	250,698
Structures and Systems	116,943	120,033	361,477	351,514
	$309,607	$338,792	$979,814	$1,052,268

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Gross profit:
Aviation Supply Chain	$23,947	$36,021	$75,834	$89,402
Maintenance, Repair and Overhaul	8,589	10,856	27,943	37,112
Structures and Systems	26,389	17,748	73,031	54,058
	$58,925	$64,625	$176,808	$180,572

AAR CORP. and Subsidiaries

February 28, 2010

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands)

General Overview

We report our activities in three business segments:  Aviation Supply Chain; Maintenance, Repair and Overhaul; and Structures and Systems.  The table below sets forth consolidated sales for our three business segments for the three- and nine-month periods ended February 28, 2010 and 2009.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Sales:
Aviation Supply Chain	$122,579	$141,808	$398,135	$450,056
Maintenance, Repair and Overhaul	70,085	76,951	220,202	250,698
Structures and Systems	116,943	120,033	361,477	351,514
	$309,607	$338,792	$979,814	$1,052,268

Over the past year and a half, many U.S. carriers announced a series of cost reduction initiatives, including staffing reductions, route consolidations and capacity reductions.  Earlier actions were principally in response to high oil prices, while more recent actions have been in response to weak economic conditions both in the U.S. and most other industrialized nations.  Capacity in North America was down approximately 4.5% during the fourth calendar quarter of 2009 compared to the prior year.  Certain foreign carriers have also reduced capacity in response to weak world-wide economic conditions.  The reduction in the global operating fleet of passenger and cargo aircraft has resulted in reduced demand for parts support and maintenance activities for the types of aircraft affected.  While we may be in the midst of a recovery, the airlines are moving slowly to add capacity.

Although financial markets have calmed, disruptions in financial markets over the past 18 months, including tightened credit markets, reduced the amount of liquidity available to certain of our customers which, in turn, impacted their ability to buy parts, services, engines and aircraft.  We continue to monitor economic conditions for their impact on our customers and markets, assessing both risks and opportunities that may affect our business.

We expect many carriers will continue to seek ways to reduce their cost structure, including outsourcing more of their maintenance and support functions to third parties, while we believe other carriers who have historically outsourced their maintenance requirements will continue to do so.  Although we believe we remain well-positioned to respond to the market with our broad range of products and services, the factors above may continue to have an adverse impact on our growth rates and our results of operations and financial condition.

During the nine-months ended February 28, 2010, sales to global defense customers increased 4.3% and represented 47.2% of consolidated sales.  We continue to see opportunities to provide performance-based logistics services and manufactured products supporting our defense customers’ requirements.  Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well-positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Firm backlog at February 28, 2010 was approximately $365,000 compared to $492,500 at May 31, 2009.  The decline in backlog since May 31, 2009 reflects a reduction at our Mobility Systems business unit which is in our Structures and Systems segment.  Backlog at February 28, 2010 does not include expected sales of cargo systems of approximately $325,000 from the A400M program, which is currently expected to be revenue producing in late fiscal 2012 or early fiscal 2013. Backlog also does not include the value of expected sales from the recently awarded KC-10 program, which is estimated to be $60,000 to $70,000 on an annual basis.

Results of Operations

Three-Month Period Ended February 28, 2010

Consolidated sales for the third quarter ended February 28, 2010 decreased $29,185 or 8.6% compared to the prior year period.  Sales to commercial customers declined 14.5% compared to the prior year as airlines reduced inventory levels and maintenance visits in response to uncertain economic conditions and lower capacity.  Sales to defense customers declined 1.2%, principally due to lower sales in the Structures and Systems segment.

In the Aviation Supply Chain segment, sales declined $19,229 or 13.6% versus the prior year reflecting lower demand for aftermarket parts support as airlines reduced inventory purchases.  Sales were also unfavorably impacted by the January 2010 bankruptcy filing of Mesa Air Group, Inc. (“Mesa”).  Sales to Mesa in this segment were approximately $6,200 for the three-month period ended February 28, 2010, compared to $9,600 in the prior year three-month period.  Gross profit in the Aviation Supply Chain segment decreased $12,074 or 33.5% and the gross profit margin percentage decreased to 19.5% from 25.4% in the prior year.  The decline in gross profit and the gross profit margin percentage was driven by lower sales volume and continued pricing pressure from our airline customers as they continued their focus of lowering costs and conserving cash.

In the Maintenance, Repair and Overhaul segment, sales declined $6,866 or 8.9% versus the prior year reflecting the completion of a major program in early fiscal 2010 and fewer maintenance visits by our airline customers due to lower capacity.  Sales were also unfavorably impacted by the January 2010 bankruptcy filing of Mesa.  Sales to Mesa in this segment were approximately $4,200 for the three-month period ended February 28, 2010, compared to $6,900 in the prior year three-month period.  Gross profit in the Maintenance, Repair and Overhaul segment declined $2,267 or 20.9% and the gross profit margin percentage declined to 12.3% from 14.1% in the prior year principally as a result of lower volume.

In the Structures and Systems segment, sales declined $3,090 or 2.6%, versus the prior year, reflecting lower sales of precision machined parts, cargo systems and composite structures.  Sales of specialized mobility products increased during the current three-month period ended February 28, 2010.  Gross profit in the Structures and Systems segment increased $8,641 or 48.7% and the gross profit margin increased to 22.6% from 14.8% due to cost reduction and process improvement initiatives and the favorable mix of products sold.

Operating income decreased $6,438 or 21.9% compared with the prior year primarily due to the reduction in sales and gross profit in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments, as well as a decline in earnings from joint ventures.  Selling, general and administrative expenses declined $607 from the prior year as we have adjusted our cost structure in response to lower sales.  Earnings from joint ventures declined $1,345 or 96.0%, principally due to increased depreciation expense recorded in the aircraft joint ventures as a result of reducing the useful lives of certain narrow-body aircraft to 25 years, as well as fewer aircraft owned in joint ventures as compared to the prior year.  Net interest expense declined $857 or 11.8% compared to the prior year due to a reduction in outstanding borrowings.  The loss on investment of $1,876 principally reflects the reduction in carrying value to $0 of Mesa equity shares that were received in November 2009 in connection with a contract restructuring.  The Company is currently prohibited from selling the equity shares by order of the U.S. Bankruptcy Court.

Our effective income tax rate increased to 33.7% in the third quarter of fiscal 2010 compared to 25.5% last year.  The effective income tax rate last year was favorably impacted by $1,900 of additional research and development tax credits that were identified upon completion of our fiscal 2009 federal income tax return.

Effective June 1, 2009, we adopted a new accounting standard for convertible debt that requires retrospective application and as a result, operating results for the three- and nine-month periods ended February 28, 2009 have been restated (see Note 7 in Notes to Condensed Consolidated Financial Statements.)  In addition, effective June 1, 2009, we adopted a new accounting standard related to the accounting for noncontrolling interests.  The loss attributable to noncontrolling interest of $127 on the condensed consolidated statements of operations represents the joint venture partners’ share of the net loss of the consolidated joint venture during the third quarter of fiscal 2010.

Nine-Month Period Ended February 28, 2010

Consolidated sales for the nine-months ended February 28, 2010 decreased $72,454 or 6.9% compared to the prior year period.  Sales to commercial customers declined 15.0% compared to the prior year as airlines continued to reduce inventory levels and maintenance visits in response to weak economic conditions and tight credit markets.  Sales to defense customers increased 4.3%, reflecting higher shipments of specialized mobility systems products.

In the Aviation Supply Chain segment, sales declined $51,921 or 11.5% as compared to the prior year, reflecting lower demand for aftermarket parts support as airlines continued to reduce inventory levels in response to weak economic conditions.  Gross profit in the Aviation Supply Chain segment declined $13,568 or 15.2% and the gross profit margin percentage decreased to 19.0% from 19.9% in the prior year. Current year gross profit was negatively impacted by lower volumes and pricing pressures from our airline customers as they seek ways to further lower costs and conserve cash, as well as by the impact of the sale of an interest in an aircraft leveraged lease during the first quarter, on which the Company recorded a $3,800 negative gross profit margin.  Prior year gross profit was negatively impacted by a $21,033 pre-tax charge to reduce the carrying value of three aircraft to their fair value.

In the Maintenance, Repair and Overhaul segment, sales declined $30,496 or 12.2% versus the prior year, reflecting the completion of two programs during the second quarter and fewer maintenance visits by our airline customers due to reduced capacity.  Gross profit in the Maintenance, Repair and Overhaul segment declined $9,169 or 24.7% and the gross profit margin percentage declined to 12.7% from 14.8% in the prior year principally as a result of lower volume.

In the Structures and Systems segment, sales increased $9,963 or 2.8% versus the prior year, reflecting increased shipments for specialized mobility products.  Gross profit in the Structures and Systems segment increased $18,973 or 35.1%, and the gross profit margin percentage increased to 20.2% from 15.4% in the prior year due to cost reduction and process improvement initiatives, favorable product mix and increased volume.

Operating income decreased $9,700 or 12.7% compared with the prior year due to the impact from the reduction of sales and gross profit in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments, as well as a reduction in earnings from unconsolidated joint ventures.  Selling, general and administrative expenses were essentially flat with the prior year, even while including approximately $6,100 of expense associated with the launch of AAR Global Solutions in fiscal 2010.  Earnings from joint ventures declined $7,063 or 97.9%, principally due to increased depreciation expense recorded in the aircraft joint ventures as a result of reducing the useful lives of certain narrow-body aircraft to 25 years, as well as fewer aircraft owned in joint venture as compared to the prior year.  Net interest expense declined $4,148 or 18.1% compared to the prior year due to a reduction in outstanding borrowings.  The loss on investment of $1,876 principally reflects the reduction in carrying value to $0 of Mesa equity shares that were received in November 2009 in connection with a contract restructuring.  The Company is currently prohibited from selling the equity shares by order of the U.S. Bankruptcy Court.  Our effective income tax rate increased slightly to 31.3% in fiscal 2010 compared to 31.1% last year.

During the nine months ended February 28, 2010, we retired $10,500 par value of our 1.625% convertible notes and $2,000 par value of our 2.25% convertible notes, resulting in a net gain on extinguishment of debt of $913.

Effective June 1, 2009, we adopted a new accounting standard related to convertible debt that requires retrospective application and as a result, operating results for the three- and nine-month periods ended November 30, 2008 have been restated (see Note 7 in Notes to Condensed Consolidated Financial Statements.)  In addition, effective June 1, 2009, we adopted a new standard related to the accounting for noncontrolling interest for AAR Global Solutions.  The loss attributable to noncontrolling interest of $1,292 on the condensed consolidated statements of operations represents the joint venture partners’ share of the net loss of the joint venture during the first nine months of fiscal 2010.

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

At February 28, 2010, our liquidity and capital resources included cash and cash equivalents of $117,526 and working capital of $625,252.  Our revolving credit agreement, as amended (the “Credit Agreement”) with various financial institutions, as lenders, and Bank of America National Association as successor by merger to LaSalle Bank National Association (“Bank of America”), as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.   The term of our Credit Agreement extends to August 31, 2011.  Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 237.5 basis points based on certain financial measurements.  Borrowings outstanding under this facility at February 28, 2010 were $0, and there were $10,420 of outstanding letters of credit which reduced the availability of this facility.  In addition to our Credit Agreement, we also have $3,378 available under a foreign line of credit.

During the nine-month period ended February 28, 2010, cash flow from operations was $94,647 primarily as a result of a reduction in accounts receivable of $22,159, and a reduction in inventories and equipment on short-term lease of $31,928.  Cash flow from operations also benefitted from net income attributable to AAR and noncontrolling interest and depreciation and amortization of $67,444, partially offset by a decrease in accounts payable and accrued liabilities of $21,463.

During the nine-month period ended February 28, 2010, our investing activities used $20,097 of cash principally as a result of capital expenditures of $20,749, which mainly represents capacity expansion and capability improvements in our Structures and Systems and Maintenance, Repair and Overhaul segments.

During the nine-month period ended February 28, 2010, our financing activities used $69,438 of cash primarily due to a reduction in borrowings of $70,204, which includes the retirement of convertible notes for $9,115 cash, the payoff of non-recourse debt of $11,083 and the payoff of borrowings outstanding under our Credit Agreement of $50,000.

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

The assumptions we use to estimate the fair value of our reporting units are based on historical performance as well as forecasts used in our current business plan.

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

During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio.  The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions.  Based upon that review, and taking into consideration the desire to improve liquidity and generate cash, we made the decision to sell one of the four aircraft acquired before September 11, 2001, and to offer two of the remaining three for sale.  As a result of this review and taking into consideration our assessment of existing market conditions, the Company recorded a $21,033 pre-tax impairment charge to reduce the carrying value of the three aircraft to their estimated fair value during the second quarter of fiscal 2009.

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  We are a subcontractor to Pfalz Flugzeugwerke GmbH (“PFW”) on this Airbus program.  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M.  During fiscal 2009, Airbus agreed to reimburse AAR and PFW 20.0 million euros for costs incurred to develop the A400M system.  AAR’s share of this reimbursement was $18,700 and reduced the amount of capitalized program development costs.  As of February 28, 2010, we have capitalized, net of the $18,700 reimbursement, approximately $49,800 of costs associated with the engineering and development of the cargo system.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an updated standard that addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  It also removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information disclosed to financial statement users to provide greater transparency.  The new standard is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for AAR as of June 1, 2010.  We are currently evaluating the impact of the adoption of this new guidance on our consolidated financial statements, but do not anticipate that its effect will be material.

In June 2009, the FASB issued an updated standard that requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity.  It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The new standard is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for AAR as of June 1, 2010.  We are currently evaluating the impact of the adoption of this new guidance on our consolidated financial statements, but do not anticipate that its effect will be material.

In June 2009, the FASB issued “The FASB Accounting Standards CodificationTM” which is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Future accounting pronouncements will be designed to update the Codification and will be referred to as Accounting Standards Updates.  The standard was effective for us in our second quarter of fiscal 2010 and had no impact on our consolidated financial statements.

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

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2010.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2010.

There were no changes in our internal control over financial reporting during the third quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2009, except as follows:

Mesa Airlines

Since 2005, Mesa Air Group, Inc. (“Mesa”) has been a significant customer of the Company.  During fiscal 2009, total sales to Mesa were $70,700, of which $45,500 was in the Aviation Supply Chain segment (of which approximately $29,000 related to the ERJ 145 and CRJ 200 aircraft) and $25,200 was in the Maintenance, Repair and Overhaul segment (of which approximately $9,000 related to the ERJ 145 and CRJ 200 aircraft).  In May 2008, Mesa warned it may have to file for bankruptcy protection if it could not resolve a major contract dispute with one of its customers.  In November 2009, the Company and Mesa amended their parts supply and maintenance agreements for the ERJ 145 and CRJ 200 aircraft types to provide Mesa with increased flexibility to respond to demand fluctuations in the 50-seat aircraft market.

On January 5, 2010, Mesa and subsidiaries filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  As a result, we wrote off certain pre-petition accounts receivable due from Mesa.  Further, we reduced to $0 the carrying value of Mesa equity shares we received from Mesa as part of the November 2009 contract amendment.

Based upon our understanding of Mesa’s requirements and subject to its restructuring plan, we expect annual sales to Mesa to now approximate $45,000.  At February 28, 2010, we have long-term assets recorded in equipment on long-term lease of $39,200 supporting the Mesa supply chain programs.  At February 28, 2010, we also have post-petition trade accounts receivable and other assets associated with Mesa of approximately $7,900.  If Mesa significantly reduces or eliminates a portion of its remaining aircraft fleet, or if Mesa is not able to emerge from its bankruptcy proceedings, our results of operations and financial position could be negatively affected.

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

AAR CORP.
(Registrant)

Date:	March 19, 2010	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 19, 2010 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 19, 2010 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 19, 2010 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 19, 2010 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).