Form 10-K
period 2010-05-31
AAR CORP
filed 2010-07-16
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2010 or
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
Yes ☐ No ☒

         At November 30, 2009, the aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $701,342,948 (based upon the closing price of the Common Stock at November 30, 2009 as reported on the New York Stock Exchange).

         On June 30, 2010, there were 39,481,975 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the definitive proxy statement relating to the registrant's 2010 Annual Meeting of Stockholders, to be held October 13, 2010 are incorporated by reference in Part III.

PART I

ITEM 1.    BUSINESS
(Dollars in thousands)

General

        AAR CORP. and its subsidiaries are referred to herein collectively as "AAR," "Company," "we," "us," and "our" unless the context indicates otherwise. AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966. We are a diversified provider of products and services to the worldwide aviation and government and defense markets. We conduct our business activities primarily through seven principal operating subsidiaries: AAR Parts Trading, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Services, Inc.; AAR Aircraft Services, Inc.; AAR Manufacturing, Inc.; AAR Logicor, Inc.; and AAR International, Inc. Our international business activities are conducted primarily through AAR International, Inc.

Recent Developments

        On April 7, 2010, we acquired Aviation Worldwide Services ("AWS"), a leading provider of expeditionary airlift services and aircraft modifications to the United States and other government customers, from Xe Services LLC. AWS, through its operating subsidiaries, Presidential Airways and STI Aviation, provides fixed-and rotary-wing flight operations, transporting personnel and cargo in support of worldwide U.S. Department of Defense and Department of State deployments, and performs engineering and design modifications on rotary-wing aircraft for government customers. AWS operates a fleet of customized fixed-wing and rotary-wing aircraft, principally in Afghanistan, Northern Africa and in the Western Pacific.

        The financial results for AWS are reported in a new reportable business segment called Government and Defense Services. This segment also includes the financial results of our defense systems and logistics business, which previously were reported in our Aviation Supply Chain segment, and AAR Brown International (d/b/a Integrated Technologies), the results of which were previously reported in our Structures and Systems segment. The addition of the fourth reportable business segment aligns our reportable segments with the way our Chief Executive Officer now evaluates performance and the way we are internally organized. We believe this new segment will provide enhanced transparency to our government and defense services business, which has become a more material part of AAR with the acquisition of AWS, and aligns these businesses around a common end-user market.

        Our four business segments are: (i) Aviation Supply Chain, comprised primarily of business activities conducted through AAR Parts Trading, Inc.; AAR Allen Services, Inc. (a wholly-owned subsidiary of AAR Services, Inc.); AAR Aircraft & Engine Sales & Leasing, Inc. and AAR International, Inc.; (ii) Government and Defense Services, comprised primarily of business activities conducted through AAR Parts Trading, Inc. and AAR Logicor, Inc.; (iii) Maintenance, Repair and Overhaul, comprised primarily of business activities conducted through AAR Services, Inc; AAR Allen Services, Inc. and AAR Aircraft Services, Inc.; and (iv) Structures and Systems, comprised primarily of business activities conducted through AAR Manufacturing, Inc.

Aviation Supply Chain

        Activities in our Aviation Supply Chain segment include the purchase and sale of a wide variety of new, overhauled and repaired engine and airframe parts and components for our airline customers. We also repair and overhaul a wide variety of avionics, electrical, electronic, fuel, hydraulic and pneumatic components and instruments and a broad range of internal airframe components for our customers. We provide customized inventory supply and management programs for engine and airframe parts and components in support of airline customers' maintenance activities. The types of services provided under these programs include program and warehouse management, parts replenishment and parts and component repair and overhaul. We are an authorized distributor for more than 125 leading aviation product manufacturers. In addition, we sell and lease commercial jet engines. We acquire aviation parts and components from domestic and foreign airlines, original equipment manufacturers, independent aviation service companies and aircraft leasing companies. From time to time, we also purchase aircraft and engines for disassembly to individual parts and components. These assets may be leased to airlines on a short-term basis prior to disassembly. In the Aviation Supply Chain segment, the majority of our sales are made pursuant to standard commercial purchase orders. In certain inventory supply and management programs, we supply products and services under agreements reflecting negotiated terms and conditions.

        Activities in our Aviation Supply Chain segment also include the sale and lease of used commercial aircraft. Each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties and lease return provisions. Leases have fixed terms; early termination by either party is not permitted except in the event of a breach. We also purchase aircraft from airlines and aircraft leasing companies for our own account or in partnership with strategic or financial partners under joint venture agreements. Since early calendar year 2008, our strategy has been to reduce our investment in our joint venture and wholly-owned aircraft portfolio available for lease or sale to the commercial airline market. At May 31, 2010, the total number of aircraft held in joint ventures was 27 and five were wholly-owned.

        The following table summarizes our aircraft portfolio by aircraft type and by ownership status as of May 31, 2010:

Aircraft Type	Joint Venture Portfolio	Wholly-Owned Portfolio
MD80 series	—	1
737-300 series	4	—
737-400 series	18	—
757-200 series	1	—
767-300 series	2	—
747-400 series	1	—
A320	1	3
CRJ200	—	1

Total	27	5

        At May 31, 2010, 30 of the 32 aircraft were on lease, with 20 of the aircraft on lease outside of North America. Two of our wholly owned A320 aircraft were not leased as of May 31, 2010. During fiscal 2011, five 737-400's and two 737-300's in the joint venture portfolio, and the MD80 in the wholly-owned portfolio will be up for lease renewal. The oldest aircraft in the portfolio of 32 aircraft is 23 years old, the newest aircraft is 11 years old and the average age of our fleet is 18 years (see Note 8 of Notes to Consolidated Financial Statements). Within the Aviation Supply Chain segment, we also provide advisory services which consist of assistance in remarketing aircraft, records management and storage maintenance.

Government and Defense Services

        Activities in our Government and Defense Services segment include AWS, which we acquired in April 2010, as well as our defense systems and logistics and integrated technologies services businesses. Through AWS's two primary subsidiaries, Presidential Airways and STI Aviation, we provide fixed- and rotary-wing flight operations, transporting personnel and cargo in support of worldwide U.S. Department of Defense and Department of State deployments, and perform engineering and design modifications on rotary-wing aircraft for government customers. AWS, through its subsidiaries, holds FAR Part 133 and 135 certificates to operate aircraft and a FAR Part 145 certificate to operate a repair station. AWS is also Commercial Aircraft Review Board certified with the Department of Defense.

        In this segment, we also provide customized performance-based logistics programs in support of U.S. Department of Defense and foreign governments' aircraft maintenance activities. The types of services provided under these programs include program and warehouse management, parts replenishment, airframe maintenance and maintenance planning and component repair and overhaul. We also provide engineering, design, manufacturing and system integration services.

        In June 2010, the Company and partners of AAR Global Solutions, LLC ("AARGS") agreed to wind down the operations of AARGS. The Company expects to continue efforts to compete as a prime contractor in the domestic and international government and defense markets through the use of its own resources and personnel.

Maintenance, Repair and Overhaul

        Activities in our Maintenance, Repair and Overhaul ("MRO") segment include major airframe maintenance inspection and overhaul, painting services, line maintenance, airframe modifications, structural repairs, avionic service and installation, exterior and interior refurbishment and engineering services and support for many types of commercial and military aircraft. We also repair and overhaul landing gears, wheels and brakes for different commercial and military aircraft. We currently operate four airframe maintenance facilities and one landing gear overhaul facility.

        We have a long-term lease to occupy a portion of an aircraft maintenance facility in Indianapolis, Indiana (the "Indianapolis Maintenance Center" or "IMC"), which is owned by the Indianapolis Airport Authority ("IAA"). We believe the IMC is one of the most efficient and state-of-the-art airframe maintenance facilities in the United States. The IMC is comprised of 12 airframe maintenance bays, backshop space and warehouse and office space. Our lease with the IAA allows us to occupy up to ten of the maintenance bays and certain office space and expires in December 2014, with a ten-year renewal option. The lease agreement contains early termination rights for AAR and the IAA, which may be exercised in specified circumstances. We also operate aircraft maintenance facilities located in Oklahoma City, Oklahoma and Miami, Florida and a regional aircraft maintenance facility located in Hot Springs, Arkansas. On March 5, 2008, we acquired Avborne Heavy Maintenance, Inc. ("Avborne"), an independent provider of airframe maintenance, modifications, installations and painting services to commercial airlines, international cargo carriers and major aircraft leasing companies. Avborne performs heavy maintenance on Boeing and Airbus aircraft at a leased facility located at Miami International Airport. In addition to our aircraft maintenance facilities, we operate a landing gear repair center in Miami, Florida where we repair and overhaul landing gear, wheels, brakes and actuators for different types of commercial and military aircraft.

        In this segment, we purchase replacement parts from OEMs and other suppliers that are used in our maintenance, repair and overhaul operations. We have ongoing arrangements with OEMs that provide us access to parts, repair manuals and service bulletins in support of parts manufactured by the OEMs. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price and delivery. When possible, we obtain replacement parts used in repair and overhaul activities from operating units in our Aviation Supply Chain segment.

Structures and Systems

        Activities in our Structures and Systems segment include the design, manufacture and repair of airdrop and other transportation pallets, and a wide variety of containers and shelters used in support of military and humanitarian tactical deployment activities. The containers and shelters are used in a variety of mission requirements, including armories, supply and parts storage, refrigeration systems, tactical operation centers, briefing rooms, laundry and kitchen facilities, water treatment and sleeping quarters.

We also design, manufacture and install in-plane cargo loading and handling systems for commercial and military aircraft and helicopters. We design and manufacture advanced composite materials for commercial, business and military aircraft as well as advanced composite structures for the transportation industry. On December 3, 2007, we acquired Summa Technology, Inc. ("Summa"), a leading provider of high-end sub-systems and precision machining, fabrication, welding and engineering services. In this segment, sales are made to customers pursuant to standard commercial purchase orders and contracts. We purchase raw materials for this business, including steel, titanium, aluminum, extrusions and castings and other necessary supplies, from a number of vendors.

Raw Materials

        We historically have been able to obtain raw materials and other items for our inventories for each of our segments at competitive prices, terms and conditions from numerous sources, and we expect to be able to continue to do so.

Terms of Sale

        In the Aviation Supply Chain; Maintenance, Repair and Overhaul; and Structures and Systems segments, we generally sell our products under standard 30-day terms. On occasion, certain customers (principally foreign customers) will negotiate extended payment terms (60-90 days). Except for customary warranty provisions, customers do not have the right to return products nor do they have the right to extended financing. For aircraft sales in Aviation Supply Chain, we sell our products on a cash due at delivery basis, standard 30-day terms or on an extended term basis, and aircraft purchasers do not have the right to return the aircraft. Our contracts with the U.S. Department of Defense and its contractors, U.S. Department of State and other governmental agencies are typically firm agreements to provide products and services at a fixed price or on a time and material basis, and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer.

Customers

        For each of our business segments, we market and sell products and services primarily through our own employees. In certain markets outside of the United States, we rely on foreign sales representatives to assist in the sale of our products and services.

        The principal customers for our products and services in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments are domestic and foreign commercial airlines, regional and commuter airlines, business and general aviation operators, original equipment manufacturers, aircraft leasing companies, domestic and foreign military organizations and independent aviation support companies. In the Government and Defense Services segment, our principal customers are the U.S. Department of Defense and its contractors, the U.S. Department of State, and foreign military organizations or governments. In the Structures and Systems segment, our principal customers include the U.S. Department of Defense and its contractors, foreign government and defense organizations, domestic and foreign passenger and freight airlines, original equipment manufacturers, large system providers and other industrial entities.

        Sales of aviation products and services to our airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft. Sales to the U.S. Department of Defense, U.S. Department of State and other government agencies are subject to a number of factors, including the level of troop deployment worldwide, government funding, competitive bidding and requirements generated by world events.

Licenses

        We have 11 Federal Aviation Administration ("FAA") licensed repair stations in the United States and Europe. Of the 11 licensed FAA repair stations, six are also European Aviation Safety Agency ("EASA") licensed repair stations. Such licenses, which are ongoing in duration, are required in order for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 11 FAA licensed repair stations, four are in the Aviation Supply Chain segment, one is in the Government and Defense Services segment, five are in the Maintenance, Repair and Overhaul segment and one is in the Structures and Systems segment. Of the six EASA licensed repair stations, two are in the Aviation Supply Chain segment and four are in the Maintenance, Repair and Overhaul segment. In our Government and Defense Services segment, we also hold FAR Part 133 and 135 certificates to operate aircraft. We also are Commercial Aircraft Review Board certified with the U.S. Department of Defense. We believe that we possess all licenses and certifications that are material to the conduct of our business.

Competition

        Competition in each of our markets is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in both the Aviation Supply Chain and the Maintenance, Repair and Overhaul segments include OEMs, the service divisions of large commercial airlines and other independent suppliers of parts and repair and overhaul services. Our manufacturing, machining and engineering activities in our Structures and Systems segment compete with a number of divisions of large corporations and other large and small companies. In our Government and Defense Services segment, our expeditionary airlift services activities compete with a few domestic government contracting companies and our performance-based logistic services activities compete with large domestic companies and other independent suppliers of these types of services. Although certain of our competitors have substantially greater financial and other resources than we do, in each of our four business segments we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to quality and our unique combination of market expertise and technical and financial capabilities.

Backlog

        At May 31, 2010, backlog believed to be firm was approximately $597,700 compared to $492,500 at May 31, 2009. These amounts do not include expected sales from the A400M cargo system (see Item 1A—Risk Factors). Approximately $502,900 of our May 31, 2010 backlog is expected to be filled within the next 12 months. The increase in backlog as of May 31, 2010 is attributable to AWS.

Employees

        At May 31, 2010, we employed approximately 5,800 persons worldwide. We also retain approximately 540 contract workers, the majority of which are located at our airframe maintenance facilities.

Sales to Government and Defense Customers

        Sales to global defense customers were $651,637 (48.2% of total sales) in fiscal 2010. Sales to the U.S. Department of Defense and its contractors were $607,348 (44.9% of total sales), $533,050 (37.4% of total sales) and $438,501 (31.7% of total sales) in fiscal years 2010, 2009 and 2008, respectively. Sales to government and defense customers are reported in each of our reportable segments (see Note 14 of Notes to Consolidated Financial Statements). Because such sales are subject to competitive bidding and U.S. government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government contracts are for products and services supporting ongoing military logistics activities and the U.S. military's deployment strategy, as well as for expeditionary airlift services and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our U.S. government contracts are subject to termination at the election of the U.S. government; in the event of such a termination we would be entitled to recover from the U.S. government all allowable costs incurred by us through the date of termination.

Available Information

        For additional information concerning our business segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment Information" in Note 14 of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

ITEM 1A.    RISK FACTORS

        The following is a description of the principal risks inherent in our business.

We are affected by factors that adversely affect the commercial aviation industry.

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

        More recently, demand for air transportation in the United States and abroad has decreased due to adverse changes and deterioration in the U.S. and other global economies. While some economic indicators, like the U.S. GDP, have shown growth, other economic indicators that affect air travel, such as unemployment, have not yet begun to recover. Continued sluggish or weak world-wide economic conditions may lead airlines to further reduce domestic or international capacity. In addition, certain of our airline customers have been impacted by tight credit markets, which has limited their ability to buy parts, services, engines and aircraft.

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

        Our business, financial condition, results of operations and growth rates may be adversely affected by these and other events that impact the aviation industry, including the following:

  •
  deterioration in the financial condition of our existing and potential customers;

  •
  reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support;

  •
  retirement of older generation aircraft, resulting in lower prices for spare parts and services for those aircraft;

  •
  reductions in demand for used aircraft and engines;

  •
  increased in-house maintenance by airlines;

  •
  high oil prices;

  •
  future terrorist attacks and the ongoing war on terrorism; and

  •
  future outbreaks of infectious diseases.

Our customers may not be able to meet their financial obligations to us or we may experience less business as a result of the current airline environment, which would adversely affect our financial condition and results of operations.

        Certain of our existing and prospective worldwide airline customers continue to suffer from problems affecting the aviation industry, and some have filed for bankruptcy protection. As a result, we may sell fewer parts and services to these customers and certain of these customers continue to pose credit risks to us. Our inability to collect outstanding accounts receivable from one or more important customers would adversely affect our results of operations and financial condition.

        Since 2005, Mesa Air Group, Inc. ("Mesa") has been a significant customer of the Company. During fiscal 2010, total sales to Mesa were $63,500, of which $38,800 was in the Aviation Supply Chain segment (of which approximately $23,000 related to the ERJ 145 and CRJ 200 aircraft) and $24,700 was in the Maintenance, Repair and Overhaul segment (of which approximately $11,000 related to the ERJ 145 and CRJ 200 aircraft). In November 2009, AAR and Mesa amended their parts supply and maintenance agreements for the ERJ 145 and CRJ 200 aircraft types to provide Mesa with increased flexibility to respond to demand fluctuations in the 50-seat aircraft market.

        On January 5, 2010, Mesa and subsidiaries filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result, we wrote off certain pre-petition accounts receivable due from Mesa.

        Based upon our understanding of Mesa's requirements and subject to its restructuring plan, we expect future annual sales to Mesa to approximate $30,000 to $35,000. At May 31, 2010, we had long-term assets recorded in equipment on long-term lease of $38,600 supporting the Mesa supply chain programs. At May 31, 2010, we also had post-petition trade accounts receivable and other assets associated with Mesa of approximately $6,200. If Mesa significantly reduces or eliminates a portion of its remaining aircraft fleet, or if Mesa is not able to emerge from its bankruptcy proceedings, our results of operations and financial position could be negatively affected.

Market values for our aviation products fluctuate.

        We use a number of assumptions when determining the recoverability of inventories and aircraft and engines which are on lease or available for lease. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio. The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions. Based upon that review, we recorded a $21,033 pre-tax impairment charge in the second quarter of fiscal 2009 to reduce the carrying value of three aircraft to their net realizable value. During the fourth quarter of fiscal 2009, we recorded a $10,100 pre-tax impairment charge on inventory and engines which had been acquired prior to September 11, 2001. This inventory was also subject to impairment charges recorded in previous fiscal years. The fiscal 2009 inventory and engine impairment charges were triggered by declining conditions in the commercial aviation industry and a slowdown in the sales volume of these assets during the fiscal year. Further reductions in demand for our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our inventories, aircraft and engines, could result in additional impairment charges in future periods. We can give no assurance that future impairment charges for our inventories, aircraft and engines will not occur.

Acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

        During fiscal 2008 and 2007, we completed four acquisitions. More recently, in April 2010, we acquired AWS. Further, we explore and have discussions with third parties regarding additional acquisitions on a regular basis. Acquisitions involve risks, including difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. For our recent acquisitions, and for any businesses we may acquire in the future, we may not be able to execute our operational, financial or integration plans for the acquired businesses, which could adversely affect our results of operations and financial condition.

We face risks of cost overruns and losses on fixed-price contracts.

        We sell certain of our products and services to our commercial and government customers under firm contracts providing for fixed prices, regardless of costs incurred by us. The cost of producing products or providing services may be adversely affected by increases in the cost of labor, materials, fuel, overhead and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which could adversely affect our results of operations and financial condition.

We may be unable to re-lease or sell aircraft and engines when their current leases expire.

        We lease aircraft and engines to our customers on an operating lease basis. Our ability to re-lease or sell these assets on acceptable terms when the lease expires is subject to a number of factors which drive industry capacity, including new aircraft deliveries, availability of used aircraft and engines in the marketplace, competition, financial condition of our customers, overall health of the airline industry and general economic conditions. During fiscal 2011, five 737-400's and two 737-300's in the joint venture portfolio and one MD80 in the wholly owned portfolio will be up for lease renewal. Our inability to re-lease these aircraft, or other aircraft and engines that are currently on lease, could adversely affect our results of operations and financial condition.

Significant cost issues may develop in connection with the A400M Cargo system.

        In June 2005, we announced that our Cargo Systems business in our Structures and Systems segment was selected to provide cargo handling systems for the new A400M Military Transport Aircraft ("A400M"). We are a subcontractor to Pfalz Flugzeugwerke GmbH ("PFW") of Speyer, Germany on this Airbus program. We have incurred, and are expected to continue to incur, significant development costs in connection with this program (see Note 13 in Notes to Consolidated Financial Statements). Our portion of revenue to be generated from this program is expected to exceed $300 million through fiscal 2020, based on current sales projections for the A400M as provided to us by Airbus. Based on program delays and information provided by Airbus, planned first shipments under this program have slipped to fiscal 2013. If the A400M experiences significant additional delivery delays or order cancellations, or if we fail to develop the system according to contract specifications, then we may not be able to recover our development costs, and our operating results and financial condition could be adversely affected.

Success within our Maintenance, Repair and Overhaul segment is dependent upon continued outsourcing by the airlines.

        We currently conduct airframe maintenance, repair and overhaul activities at leased facilities in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; and Hot Springs, Arkansas. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. If either the number of aircraft operating or the level of outsourcing of maintenance activities decline, we may not be able to execute our operational and financial plans at our MRO facilities, which could adversely affect our results of operations and financial condition.

We operate in highly competitive markets, and competitive pressures may adversely affect us.

        The aviation industry and the markets for our products and services to our government and defense customers are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft and aircraft component and parts manufacturers, airline and aircraft service companies, other companies providing maintenance, repair and overhaul services, other aircraft spare parts distributors and redistributors, and other expeditionary airlift service providers.

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

        The aviation industry is highly regulated by the FAA in the United States and equivalent regulatory agencies in other countries. Before we sell any of our products that are to be installed in an aircraft, such as engines, engine parts and components, and airframe and accessory parts and components, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. We operate repair stations that are licensed by the FAA and the equivalent regulatory agencies in other countries, and hold certificates to operate aircraft. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. New and more stringent governmental regulations may be adopted in the future that, if enacted, may have an adverse impact on us.

        If any of the Company's material licenses, certificates, authorizations or approvals were revoked or suspended by the FAA or equivalent regulatory agencies in other countries, our results of operations and financial condition may be adversely affected.

Our government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

        Our sales to agencies of the U.S. government and their contractors were approximately $607,348 (44.9% of consolidated sales) in fiscal year 2010 (See Note 14 of Notes to Consolidated Financial Statements). With our acquisition of AWS, we expect such sales to represent a larger portion of our business in the future. The majority of our U.S. government contracts are for products and services used for ongoing military performance-based logistics support activities, products which support the U.S. military's deployment strategy, and expeditionary airlift services in support of military deployments. Our contracts with the U.S. government, including the Department of Defense and its contractors, are typically firm agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding requirements generated by world events, and budgetary constraints. Therefore, such sales may not continue at levels previously experienced. While spending authorizations for intelligence and defense-related programs by the U.S. government have increased in recent years, in particular after the 2001 terrorist attacks and more recently as a result of action in support of military and civil activity in Afghanistan and Iraq, future levels of expenditure, mission priorities and authorizations for these programs may decrease or shift to programs in areas where we do not currently provide services, which could have an adverse effect on our results of operations and financial condition.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

        We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts. These laws and regulations include the Federal Acquisition Regulation, the Truth in Negotiations Act, Cost Accounting Standards, and laws, regulations and orders restricting the use and dissemination of classified information under U.S. export control laws, and the export of certain products and technical information. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions. Our reputation could suffer harm if allegations of impropriety were made against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue. U.S. government contractors that provide support services in theaters of conflict such as Afghanistan have come under increasing scrutiny by agency inspector generals, government auditors and congressional committees. Investigations pursued by any or all of these groups may result in adverse publicity for us and reputational harm, regardless of the underlying merit of the allegations being investigated.

We are exposed to risks associated with operating internationally.

        We conduct our business in certain foreign countries, some of which are politically unstable or subject to military or civil conflicts. A significant portion of AWS's revenue is derived from providing expeditionary airlift services in Afghanistan. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

  •
  military conflicts, civil strife and political risks;

  •
  export regulations that could erode profit margins or restrict exports;

  •
  compliance with the U.S. Foreign Corrupt Practices Act;

  •
  the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

  •
  contract award and funding delays;

  •
  potential restrictions on transfers of funds;

  •
  import and export duties and value added taxes;

  •
  transportation delays and interruptions; and

  •
  uncertainties arising from foreign local business practices and cultural considerations.

        While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business internationally, we cannot ensure that such measures will be adequate. There can be no assurances that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. In connection with our acquisition of AWS, we expect to enter into a consent agreement with the U.S. Department of State, Office of the Directorate of Defense Trade Controls, to resolve certain violations of export control laws by AWS that occurred prior to our acquisition. Under the proposed consent agreement, we would take certain measures to enhance AWS' export compliance program and appoint an internal special compliance official to oversee AWS' continuing assessment, improvement and adoption of enhancements to its compliance program. If during the eighteen-month term of the consent agreement, the government determines we have failed to comply with the terms of the consent agreement, we or one of our subsidiaries may face sanctions, which could include debarment from participating in contracts with the U.S. government.

We are dependent upon the continued availability of financing to manage our business and to execute our business strategy, and additional financing may not be available on terms acceptable to us.

        Our ability to manage our business and to execute our business strategy is dependent, in part, on the continued availability of debt and equity capital. Access to the debt and equity capital markets may be limited by various factors, including the condition of overall credit markets, general economic factors, the state of the aviation industry, our financial performance and credit ratings. Debt and equity capital may not continue to be available to us on favorable terms, or at all. Our inability to obtain financing on favorable terms could adversely affect our results of operations and financial condition.

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

Our industry is susceptible to product and other liability claims, and claims not adequately covered by insurance may adversely affect our financial condition.

        Our business exposes us to possible claims for property damage and personal injury or death which may result if an engine, engine part or component, airframe part or accessory or any other aviation product which we have sold, manufactured or repaired fails, or if an aircraft we operated, serviced or in which our products are installed crashes and the cause cannot be determined. We carry substantial liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, claims may arise in the future, and our insurance coverage may not be adequate to protect us in all circumstances. Additionally, we might not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any product liability claim not covered by adequate insurance could adversely affect our results of operations and financial condition.

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

        Future environmental regulatory developments in the United States and abroad concerning issues such as climate change, could adversely affect operations and increase operating costs and, through their impact on our customers, reduce demand. Actions may be taken in the future by the U.S. government, state governments within the United States, foreign governments, the International Civil Aviation Organization, or by signatory countries through a new global climate change treaty to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to us and our customers are difficult to predict, but the impact to us and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

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

        Because of the complex nature of many of our products and services, we are dependent on an educated and highly skilled workforce. Furthermore, we have a collective bargaining agreement covering approximately 610 employees. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage, and may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        Our principal parts distribution activities for the Aviation Supply Chain segment are conducted from a building in Wood Dale, Illinois, which we own subject to a mortgage. In addition to warehouse space, this facility includes executive, sales and administrative offices. We also lease a facility in Garden City, New York, and we own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Supply Chain segment.

        Our principal activities in the Government and Defense Services segment are conducted from a building in Wood Dale, Illinois, which we own subject to a mortgage, and leased facilities in Macon, Georgia; Jacksonville, Florida; Moyock, North Carolina and Huntsville, Alabama.

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

        We also operate sales offices which support all our activities and are leased in London, England; Melbourne, Australia; Paris, France; Rio de Janeiro, Brazil; Shanghai, China; Singapore, Republic of Singapore; Tokyo, Japan and Abu Dhabi, UAE.

        We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.    LEGAL PROCEEDINGS
(Dollars in thousands)

        Except as described below, we are not a party to any material, pending legal proceeding (including any governmental or environmental proceedings) other than routine litigation incidental to our business.

        As previously disclosed, AAR received a favorable ruling in August 2009 from the Wexford County Circuit Court in Michigan Department of Environmental Quality vs. AAR Cadillac Manufacturing, a division of AAR Manufacturing Group, Inc., an Illinois corporation and AAR Corp., a Delaware corporation. The ruling fully exonerated the AAR companies from any liability in respect of an alleged post-1985 release of environmental contamination at and in the vicinity of its Cadillac, Michigan facility. In October 2009, the Michigan Department of Environmental Quality, now known as the Michigan Department of Natural Resources and Environment ("MDNRE"), filed an appeal of the Wexford County Circuit Court's order. On June 23, 2010, AAR Cadillac Manufacturing and the MDNRE entered into a Settlement Agreement and Release, which was subsequently approved by the Wexford County Circuit Court on June 24, 2010. The Settlement Agreement and Release provides for the dismissal of the MDNRE appeal, requires each of AAR Manufacturing and the MDNRE to undertake certain additional remedial steps at the Cadillac site, including further groundwater sampling, and establishes criteria for the eventual shutdown of all environmental measures at the Cadillac site.

        In a related matter, in December 2008, the Company and the subsidiary were sued by Liberty Mutual Insurance Co., the insurer who had been paying the Company's defense costs in the MDEQ matter. The suit, entitled Liberty Mutual Insurance Company vs. AAR Corporation, AAR Manufacturing Inc. and AAR Cadillac Manufacturing (No. 08 CH 46851) was filed in the Circuit Court of Cook County, Chancery

Division. Plaintiff Liberty Mutual seeks a declaratory judgment stating that it has no duty to defend or indemnify the Company or the subsidiary with respect to defense costs incurred by AAR in the MDNRE matter. The case remains pending, with the parties currently engaged in settlement discussions.

ITEM 4.    REMOVED AND RESERVED

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	57	Chairman and Chief Executive Officer, Director
Timothy J. Romenesko	53	President and Chief Operating Officer, Director
Richard J. Poulton	45	Vice President, Chief Financial Officer and Treasurer
Robert J. Regan	52	Vice President, General Counsel and Secretary
Michael J. Sharp	48	Vice President, Controller and Chief Accounting Officer
Terry D. Stinson	68	Group Vice President, Structures and Systems
Randy J. Martinez	55	Group Vice President, Government and Defense Services
Dany Kleiman	49	Group Vice President, Maintenance, Repair and Overhaul

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

        Mr. Romenesko was appointed President and Chief Operating Officer effective June 1, 2007. Previously, he served as Vice President and Chief Financial Officer since 1994. He also served as Controller of the Company from 1991 to 1995, and in various other positions since joining the Company in 1981. Mr. Romenesko has been a director of the Company since July 2007.

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

        Mr. Regan was appointed Vice President, General Counsel and Secretary of the Company effective June 1, 2009. Previously he served as Vice President and General Counsel and prior to that as Associate General Counsel after joining the Company in February 2008. Prior to joining the Company, he was a partner at the law firm of Schiff Hardin LLP since 1989.

        Mr. Sharp has served as Vice President, Controller and Chief Accounting Officer since 1999. Previously, he served as Controller of the Company from 1996 to 1999. Prior to joining the Company, he was with Kraft Foods from 1994 to 1996, and with KPMG LLP from 1984 to 1994.

        Mr. Stinson has served as Group Vice President of Structures and Systems since joining the Company in the first quarter of fiscal 2008. Previously, he was President of Commercial Operations for Thomas Group, an operational consulting firm, and Chairman and Chief Executive Officer of Xelus Inc. Prior to that he served as Chairman and Chief Executive Officer of Bell Helicopter Textron, Inc. from 1991 to 2001 and before that held leadership positions with United Technologies Corporation ("UTC"), including President and Chief Executive Officer of Hamilton Standard, a UTC division, from 1986 to 1991.

        Mr. Martinez was named Group Vice President, Government and Defense Systems on April 20, 2010. Previously he served as Senior Vice President, Government and Defense Programs after joining the Company in March 2009. Prior to joining the Company, he served as Chief Executive Officer of World Air Holdings, Inc. and prior to that, he had a distinguished 21-year career with the U.S. Air Force (Colonel retired and Command Pilot), most recently serving as Principal Adviser to the Chief of Staff of NATO's Strategic Planning Staff.

        Mr. Kleiman was named Group Vice President, Maintenance, Repair and Overhaul on June 10, 2010. Previously he served as Vice President, Operations since joining the Company in September 2009. Prior to joining the Company, he held various leadership positions within the aerospace industry, most recently serving as President of a major airframe maintenance and modification company.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 1, 2010, there were approximately 1,350 holders of Common Stock, including participants in security position listings.

        The table below sets forth for each quarter of the past two fiscal years the reported high and low closing market prices of our Common Stock on the New York Stock Exchange.

	Fiscal 2010		Fiscal 2009
Per Common Share	Market Prices		Market Prices
Quarter	High	Low	High	Low
First	$20.16	$14.44	$18.87	$13.10
Second	23.00	16.48	18.23	10.37
Third	25.85	19.02	19.71	13.22
Fourth	25.90	18.26	15.30	10.61

ITEM 6.    SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

	For the Year Ended May 31,
	2010	2009		2008	2007	2006
RESULTS OF OPERATIONS
Sales from continuing operations[1]	$1,352,151	$1,423,976		$1,384,919	$1,061,169	$885,518
Gross profit	243,519	241,615	[2]	264,072	184,147 [2]	163,221
Operating income	90,332	102,892	[2]	134,518	95,366 [2]	65,172
Gain (loss) on extinguishment of debt	893	14,701	[3]	(2,040)	2,927	(3,893)
Interest expense	26,832	31,416		29,491	23,141	20,469
Income from continuing operations[1]	43,202	58,721		68,759	55,261	34,221
Loss from discontinued operations[1]	—	(1,949)		(601)	(787)	(660)
Net income attributable to AAR	44,628	56,772		68,158	54,474	33,561

Share data:
Earnings (loss) per share—basic:
Earnings from continuing operations	$1.17	$1.54		$1.85	$1.52	$1.02
Loss from discontinued operations	—	(0.05)		(0.02)	(0.02)	(0.02)

Earnings per share—basic	$1.17	$1.49		$1.83	$1.50	$1.00
Earnings (loss) per share—diluted:
Earnings from continuing operations	$1.16	$1.50		$1.72	$1.42	$0.96
Loss from discontinued operations	—	(0.05)		(0.01)	(0.02)	(0.02)

Earnings per share—diluted	$1.16	$1.45		$1.71	$1.40	$0.94
Weighted average common shares outstanding—basic	38,182	38,059		37,194	36,389	33,530

Weighted average common shares outstanding—diluted	43,091	42,809		43,745	43,309	38,852

FINANCIAL POSITION
Total cash and cash equivalents	$79,370	$112,505		$109,391	$83,317	$121,738
Working capital	537,879	596,894		564,932	389,215	436,666
Total assets	1,501,042	1,375,905		1,359,263	1,066,200	977,126
Short-term recourse debt	98,301	50,205		1,236	51,366	361
Short-term non-recourse debt	757	11,722		20,212	22,879	1,928
Long-term recourse debt	317,594	302,823		372,740 [4]	185,706	239,406 [5,6]
Long-term non-recourse debt	11,855	16,728		19,190	20,748	25,313
Total recourse debt	415,895	353,028		373,976	237,072	239,767
Equity	746,350	696,734		650,867	523,330	455,990 [6]

Number of shares outstanding at end of year	39,484	38,884		38,773	37,729	36,654

Book value per share of common stock	$18.90	$17.92		$16.79	$13.87	$12.44

Notes:

1
During fiscal 2007, we decided to exit, and in November 2008 we sold, our non-core industrial turbine business located in Frankfort, New York. The operating results and the loss on disposal are classified as discontinued operations. See Note 11 of Notes to Consolidated Financial Statements.

2
In fiscal 2009 we recorded $31,133 of impairment charges related to three aircraft and certain engine and airframe parts. See Note 12 of Notes to Consolidated Financial Statements. In fiscal 2007 we recorded $7,652 of impairment charges related to engine parts and an aircraft.

3
During fiscal 2009, we retired $110,510 par value of our convertible notes for $72,916 cash. The gain after consideration of unamortized debt issuance costs was $14,701. See Note 2 of Notes to Consolidated Financial Statements.

4
In February 2008, we sold $137,500 par value of 1.625% convertible notes due March 1, 2014 and $112,500 of 2.25% convertible notes due March 1, 2016. See Note 2 of Notes to Consolidated Financial Statements.

5
In February 2006, we sold $150,000 par value of 1.75% convertible notes due February 1, 2026. See Note 2 of Notes to Consolidated Financial Statements.

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

General Overview

        We report our activities in four business segments: Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems. In fiscal 2010, we revised our segments to align with the way our Chief Executive Officer now evaluates performance and the way we are internally organized. We also adopted a new accounting standard related to accounting for convertible debt. Prior year information was revised to conform with our new segment presentation and the adoption of the new accounting standard for convertible debt.

        Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components principally to the commercial aviation market. We also offer customized inventory supply chain management programs. Sales also include the sale and lease of commercial aircraft and jet engines and technical and advisory services. Cost of sales consists principally of the cost of product, direct labor, overhead (primarily indirect labor, facility cost and insurance) and the cost of lease revenue (primarily depreciation and insurance).

        Sales in the Government and Defense Services segment are derived from the sale of new and overhauled engine and airframe parts and components, customized performance-based logistics programs, expeditionary airlift services, aircraft modifications and engineering, design, and integration services to our government and defense customers. Cost of sales consists principally of the cost of the product (primarily aircraft and engine parts), direct labor, overhead and aircraft maintenance costs.

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

	For the Year Ended May 31,
	2010	2009	2008
Sales:
Aviation Supply Chain	$405,955	$468,085	$573,880
Government and Defense Services	194,944	174,391	167,713
Maintenance, Repair and Overhaul	301,348	348,810	303,976
Structures and Systems	449,904	432,690	339,350

	$1,352,151	$1,423,976	$1,384,919

	For the Year Ended May 31,
	2010	2009	2008
Gross Profit:
Aviation Supply Chain	$70,490	$84,243	$136,417
Government and Defense Services	42,304	39,507	35,606
Maintenance, Repair and Overhaul	38,206	51,281	44,230
Structures and Systems	92,519	66,584	47,819

	$243,519	$241,615	$264,072

Business Trends and Highlights

        In approximately mid fiscal year 2008, many U.S. air carriers announced a series of cost reduction initiatives, including staffing reductions, route consolidations and capacity reductions. These fleet reductions were principally in response to high oil prices. During fiscal 2009, U.S. air carriers further reduced capacity, principally in response to weak economic conditions in the U.S. and most other industrialized nations. Certain foreign carriers also reduced capacity in response to weak world-wide economic conditions. The reduction in the global operating fleet of passenger and cargo aircraft has resulted in reduced demand for parts support and maintenance activities for the types of aircraft affected. Notwithstanding improving economic signs, the airlines are moving slowly to add capacity and resume more normal inventory provisioning activities.

        Although financial markets stabilized during fiscal 2010, disruptions in the financial markets beginning in fiscal 2008 reduced the amount of liquidity available to certain of our customers, which in turn impacted their ability to buy parts, services, aircraft and engines.

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

        During fiscal 2010, sales to global defense and government customers increased 6.1% and at May 31, 2010 represented 48.2% of consolidated sales. Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Fiscal 2011 Outlook

        For fiscal 2011, we expect sales between $1,500,000 and $1,600,000 and diluted earnings per share of $1.25 to $1.40. This outlook reflects improving conditions in commercial markets, increased sales and gross profit in the Government and Defense Services segment reflecting the full year impact of AWS and the KC-10 program, and lower sales and gross profit in the Structures and Systems segment reflecting a change in sales mix at our mobility products unit.

Results of Operations

Fiscal 2010 Compared with Fiscal 2009

        Consolidated sales for fiscal 2010 decreased $71,825 or 5.0% compared to the prior year period. Sales to commercial customers decreased 13.5% compared to the prior year as airlines reduced inventory levels and maintenance visits principally in response to lower capacity, weak economic conditions and tight credit markets. Sales to defense and government customers increased 6.1% compared to the prior year reflecting higher shipments of specialized mobility products and the impact from AWS, which was acquired on April 7, 2010.

        In the Aviation Supply Chain segment, sales decreased $62,130 or 13.3% compared to the prior year. The sales decrease reflects lower demand for aftermarket parts support as airlines reduced inventory levels in response to lower capacity and weak economic conditions. Gross profit in the Aviation Supply Chain segment declined $13,753 or 16.3% and the gross profit margin percentage decreased to 17.4% from 18.0% in the prior year. The current year gross profit was negatively impacted by lower volume and pricing pressure from our airline customers as they sought ways to lower costs and conserve cash, as well as the impact of the sale of an interest in an aircraft leveraged lease during the first quarter, on which the Company recorded a $3,800 negative gross profit margin. Prior year gross profit was negatively impacted by $31,133 of pre-tax impairment charges to reduce the carrying value of aircraft and aircraft and engine parts.

        In the Government and Defense Services segment, sales increased $20,553 or 11.8% compared to the prior year. The increase in sales reflects the inclusion of revenue from AWS, which contributed $29,768 of revenues during fiscal 2010 (see Note 7 of Notes to Consolidated Financial Statements). Sales declined at our integrated technologies unit as a result of the completion of certain government contracts. Gross profit in the Government and Defense Services segment increased $2,797 or 7.1% and the gross profit margin percentage declined to 21.7% from 22.7% in the prior year. The increase in gross profit was attributable to the inclusion of AWS, and the decline in the gross profit margin percentage was due to the mix of products and services sold.

        In the Maintenance, Repair and Overhaul segment, sales declined $47,462 or 13.6% compared to the prior year. The decline in sales reflects fewer maintenance visits by our airline customers principally due to reduced industry capacity, as well as the completion of two maintenance programs during the second quarter of fiscal 2010. Gross profit in the Maintenance, Repair and Overhaul segment declined $13,075 or 25.5% and the gross profit margin percentage declined to 12.7% from 14.7% in the prior year principally as a result of lower volume.

        In the Structures and Systems segment, sales increased $17,214 or 4.0% compared to the prior year. The increase in sales reflects increased shipments of specialized mobility products. Gross profit in the Structures and Systems segment increased $25,935 or 39.0% and the gross profit margin percentage increased to 20.6% from 15.4% in the prior year due to increased volume, favorable product mix, and cost reduction and process improvement initiatives.

        Operating income decreased $12,560 or 12.2% compared with the prior year as a result of the reduction of sales and gross profit in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments, as well as the reduction in earnings from unconsolidated joint ventures. Selling, general and administrative expenses increased $6,080 or 4.1% as a result of the inclusion of AWS and costs associated with AAR Global Solutions, which was launched in June 2009 and is currently in the process of winding down operations. We also recorded $1,395 of expenses incurred as a result of the AWS acquisition. Earnings from joint ventures declined $8,384, principally due to increased depreciation expense recorded in the aircraft joint ventures as a result of reducing the useful lives of certain narrow-body aircraft to 25 years, less aircraft owned in joint ventures, and fewer sales of aircraft as compared to the prior year. Net interest expense declined $4,064 or 13.6% compared to the prior year due to a reduction in average outstanding borrowings. The loss on investment of $1,150 reflects the loss on Mesa equity shares that were received in November 2009 in connection with a contract restructuring.

        During fiscal 2010 we retired $13,110 par value of our 1.625% convertible notes and $2,000 par value of our 2.25% convertible notes, resulting in a gain on extinguishment of debt of $893. During fiscal 2009, we retired $110,510 par value of our convertible notes, resulting in gain on extinguishment of debt of $14,701.

        Our effective income tax rate increased to 32.7% in fiscal 2010 from 31.9% in fiscal 2009. The effective income tax rate in fiscal 2009 was favorably impacted by $1,900 of additional research and development tax credits that were identified upon completion of our fiscal 2009 federal income tax return.

        Effective June 1, 2009, we adopted a new accounting standard related to convertible debt that requires retrospective application and as a result, operating results for fiscal 2009 and 2008 have been restated (see Note 2 in Notes to Consolidated Financial Statements.) In addition, effective June 1, 2009, we adopted a new standard related to the accounting for noncontrolling interest for AAR Global Solutions. The loss attributable to noncontrolling interest of $1,426 on the consolidated statements of operations represents the joint venture partners' share of the net loss of the joint venture during fiscal 2010.

        Net income attributable to AAR was $44,628 compared to $56,772 in the prior year due to the factors discussed above.

Fiscal 2009 Compared with Fiscal 2008

        Consolidated sales for fiscal 2009 increased $39,057 or 2.8% over the prior year period. Sales to commercial customers decreased 5.5% compared to the prior year reflecting reduced demand for parts support and maintenance activities as a result of declining airline capacity. Sales to commercial customers also declined due to lower aircraft sales as a result of tight credit markets and reduced demand for higher value items. Sales to global defense customers increased 16.8% reflecting the favorable impact of acquisitions and strong demand for specialized mobility products and performance-based logistics programs.

        In the Aviation Supply Chain segment, sales decreased $105,795 or 18.4% compared to the prior year. The sales decrease is primarily attributable to reduced demand for parts support from commercial customers as a result of airline capacity reductions, lower sales to a regional airline customer and the unfavorable impact of foreign currency translation. Also, during the fiscal year ended May 31, 2009, we sold two aircraft from our wholly-owned aircraft portfolio whereas during fiscal 2008, we sold five aircraft from our wholly-owned portfolio. Gross profit in the Aviation Supply Chain segment decreased $52,174 or 38.2% and the gross profit margin percentage decreased to 18.0% from 23.8% in the prior year primarily due to impairment charges recorded during fiscal 2009. During the second quarter of fiscal 2009 we recorded a $21,033 pre-tax impairment charge to reduce the carrying value of three aircraft to their net realizable value and during the fourth quarter of fiscal 2009 we recorded a $10,100 impairment charge on inventory and engines acquired prior to September 11, 2001 (see Note 12 of Notes to Consolidated Financial Statements). Gross profit also decreased due to the reduction in aircraft sales. Earnings from joint ventures increased $2,548 compared to the prior year due to gains on the sale of two aircraft owned in joint ventures.

        In the Government and Defense Services segment, sales increased $6,678 or 4.0% compared to the prior year. The sales increase was primarily due to an increase in performance-based logistics services. Gross profit in the Government and Defense Services segment increased $3,901 or 11.0% and the gross profit margin percentage increased to 22.7% from 21.2% in the prior year primarily due to increased sales volume.

        In the Maintenance, Repair and Overhaul segment, sales increased $44,834 or 14.7% over the prior year. The increase in sales is attributable to the inclusion of revenue from Avborne, which was acquired in March 2008 and contributed approximately $44,000 of revenue during the first nine months of fiscal 2009, as well as increased revenues at our landing gear overhaul business. Sales were lower at our Indianapolis-based MRO facility reflecting reduced demand as a result of airline capacity reductions. Gross profit in the Maintenance, Repair and Overhaul segment increased $7,051 or 15.9%, and the gross profit margin percentage increased slightly to 14.7% from 14.6% in the prior year due primarily to operational improvement initiatives.

        In the Structures and Systems segment, sales increased $93,340 or 27.5% over the prior year. The increase in sales is attributable to the inclusion of revenue from Summa, which was acquired in December 2007, as well as continued strong demand for specialized mobility products and new product offerings. Gross profit in the Structures and Systems segment increased $18,765 or 39.2%, and the gross profit percentage increased to 15.4% from 14.1% in the prior year due to increased volume and increased shipments of higher margin products.

        Operating income decreased $31,626 or 23.5% compared with the prior year due to the impairment charges and an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased $11,717 primarily as a result of the impact of acquisitions. Net interest expense increased $2,281 or 8.2% versus the prior year principally due to a full year of expense related to the convertible notes issued in February 2008 offset by a reduction in outstanding borrowings and lower interest rates on our revolving credit agreement. Our effective income tax rate decreased to 31.9% compared to 34.7% in the prior year. The decrease in the effective tax rate was due to research and development tax credits recorded during fiscal 2009.

        During fiscal 2009, we retired $110,510 par value of convertible notes. The notes were retired for $72,916 cash and the gain after consideration of unamortized debt issuance costs was $14,701 and is reported in gain (loss) on extinguishment of debt on the consolidated statement of operations for fiscal 2009 (see Note 2 of Notes to Consolidated Financial Statements).

        During the second quarter of fiscal 2009, we sold our non-core industrial turbine business, which was classified as a discontinued operation. Loss on the sale of business, net of tax, was $1,403 (see Note 11 of Notes to Consolidated Financial Statements).

        Net income attributable to AAR was $56,772 compared to $68,158 in the prior year due to the factors discussed above.

Legal Matters

        As previously disclosed, AAR received a favorable ruling in August 2009 from the Wexford County Circuit Court in Michigan Department of Environmental Quality vs. AAR Cadillac Manufacturing, a division of AAR Manufacturing Group, Inc., an Illinois corporation and AAR Corp., a Delaware corporation. The ruling fully exonerated the AAR companies from any liability in respect of an alleged post-1985 release of environmental contamination at and in the vicinity of its Cadillac, Michigan facility. In October 2009, the Michigan Department of Environmental Quality, now known as the Michigan Department of Natural Resources and Environment ("MDNRE"), filed an appeal of the Wexford County Circuit Court's order. On June 23, 2010, AAR Cadillac Manufacturing and the MDNRE entered into a Settlement Agreement and Release, which was subsequently approved by the Wexford County Circuit Court on June 24, 2010.

The Settlement Agreement and Release provides for the dismissal of the MDNRE appeal, requires each of AAR Manufacturing and the MDNRE to undertake certain additional remedial steps at the Cadillac site, including further groundwater sampling, and establishes criteria for the eventual shutdown of all environmental measures at the Cadillac site.

        In a related matter, in December 2008, the Company and the subsidiary were sued by Liberty Mutual Insurance Co., the insurer who had been paying the Company's defense costs in the MDEQ matter. The suit, entitled Liberty Mutual Insurance Company vs. AAR Corporation, AAR Manufacturing Inc. and AAR Cadillac Manufacturing (No. 08 CH 46851) was filed in the Circuit Court of Cook County, Chancery Division. Plaintiff Liberty Mutual seeks a declaratory judgment stating that it has no duty to defend or indemnify the Company or the subsidiary with respect to defense costs incurred by AAR in the MDNRE matter. The case remains pending, with the parties currently engaged in settlement discussions.

Liquidity and Capital Resources

        Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets. In addition to these cash sources, our current capital resources include our unsecured credit facility. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. Under a universal shelf registration statement filed with the Securities and Exchange Commission that became effective on December 12, 2008, we may offer and sell up to $300,000 of various types of securities, including common stock, preferred stock and medium-term or long-term debt securities, subject to market conditions.

        At May 31, 2010, our liquidity and capital resources included cash of $79,370 and working capital of $537,879. Our revolving credit agreement, as amended (the "Credit Agreement") with various financial institutions, as lenders, and Bank of America National Association as successor by merger to LaSalle Bank National Association ("Bank of America"), as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total. The term of our Credit Agreement extends to August 31, 2011. Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 100 to 237.5 basis points based on certain financial measurements. Borrowings outstanding under this facility at May 31, 2010 were $45,000, and there were approximately $10,336 of outstanding letters of credit which reduced the availability of this facility. In addition to our Credit Agreement, we also have $3,086 available under a foreign line of credit.

        During fiscal 2010, cash flow from operations was $153,156 primarily as a result of net income and depreciation and amortization of $93,721. Cash flow from operations also benefitted from a reduction in accounts receivable of $33,926 and a reduction in inventories and equipment on or available for short-term lease of $38,172 reflecting reduced working capital, principally in business units supporting commercial air carriers.

        During fiscal 2010, our investing activities used $222,340 of cash, primarily reflecting the acquisition of AWS of $193,989, and capital expenditures of $28,855, which mainly represents capacity expansion and capability improvements in our Structures and Systems and Maintenance, Repair and Overhaul segments.

We expect fiscal 2011 capital expenditures to be $55,000 to $60,000, principally reflecting increased investments across our Government and Defense Services and Structures and Systems segments.

        During fiscal 2010, cash flow from financing activities was $36,170, primarily reflecting proceeds from new borrowings of $63,545, which was used to finance the AWS acquisition, partially offset by a reduction in long-term borrowings of $23,766 which includes the payoff of non-recourse debt of $11,722 and the retirement of convertible notes for $11,070. We also had a reduction in short-term borrowings of $4,996 reflecting the paydown of our revolving credit facility.

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2010 is as follows:

	Payments Due by Period
	Total		Due in Fiscal 2011	Due in Fiscal 2012	Due in Fiscal 2013	Due in Fiscal 2014	Due in Fiscal 2015	After Fiscal 2015
On Balance Sheet:
Debt	$420,829	[1]	$53,292	$11,325	$9,463	$93,520	$27,082	$226,147
Non-recourse Debt	12,612		757	823	9,095	972	965	—
Capital Leases	8,517		1,775	1,951	4,791	—	—	—
Bank Borrowings	45,009	[2]	45,009	—	—	—	—	—
Interest	59,318	[3]	13,429	6,769	5,962	5,462	3,891	23,805
Off Balance Sheet:
Facilities and Equipment Operating Leases	76,811		18,001	15,067	11,721	10,587	7,966	13,469
Garden City, New York Operating Lease	24,616		1,567	1,606	1,647	1,688	1,730	16,378
Purchase Obligations	167,310		159,012	8,203	95	—	—	—
Pension Contribution	5,000		5,000	—	—	—	—	—

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

3
Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2010.

        Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2010 was approximately $10,336.

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

Goodwill and Other Intangible Assets

        Under accounting standards for goodwill and other intangible assets, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company reviews and evaluates its goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. We use a two step process to evaluate goodwill for impairment. In the first step, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill. We estimate the fair value of each reporting unit using a valuation technique based on a multiple of earnings or discounted cash flows. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment. In the second step, we would determine an implied fair value of the reporting unit's goodwill by allocating the reporting unit's fair value to all of the assets and liabilities other than goodwill. We then would compare the implied fair value of goodwill to the carrying amount and recognize the difference as an impairment charge.

        The assumptions we used to estimate the fair value of our reporting units are based on historical performance as well as forecasts used in our current business plan.

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

        During the fourth quarter of fiscal 2009, we recorded a $10,100 pre-tax impairment charge on inventory and engines which had been acquired prior to September 11, 2001. This inventory was also subject to impairment charges recorded in previous fiscal years. The fiscal 2009 impairment charge was triggered by declining conditions in the commercial aviation industry and a slowdown in the sales volume of these assets during the fiscal year (see Note 12 of Notes to Consolidated Financial Statements).

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

        We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying accounting standards addressing impairment to equipment on or available for lease, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of aircraft and engines which are currently being leased or are available for lease.

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

Program Development Costs

        In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft ("A400M"). We are a subcontractor to Pfalz Flugzeugwerke GmbH ("PFW") on this Airbus program. Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M. As of May 31, 2010, we have capitalized, net of reimbursements, approximately $48,800 of costs associated with the engineering and development of the cargo system. Sales and related cost of sales will be recognized on the units of delivery method. In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system. Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

Pension Plans

        The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

        Our discount rate is determined based on a review of long-term, high quality corporate bonds as of May 31, 2010, and models that match projected benefit payments to coupons and maturities from the high quality bonds. The assumption for the expected long-term return on plan assets is developed through analysis of historical asset returns by investment category, our fund's actual return experience and current market conditions. Changes in the discount rate and differences between expected and actual return on plan assets may impact the amount of net periodic pension expense recognized in our consolidated statement of operations.

New Accounting Standards

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an updated standard that addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. It also removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information disclosed to financial statement users to provide greater transparency. The new standard is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for AAR as of June 1, 2010. We do not anticipate that the effect of this standard once adopted will be material.

        In June 2009, the FASB issued an updated standard that requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The new standard is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for AAR as of June 1, 2010. We do not anticipate that the effect of this standard once adopted will be material.

        In June 2009, the FASB issued "The FASB Accounting Standards CodificationTM" which is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Future accounting pronouncements will be designed to update the Codification and will be referred to as Accounting Standards Updates. The standard was effective for us in our second quarter of fiscal 2010 and its adoption had no impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

        Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates and credit losses on accounts receivable. See Part II, Item 8 for a discussion on accounts receivable exposure. During fiscal 2010, 2009 and 2008, we did not utilize derivative financial instruments to offset these risks.

        At May 31, 2010, $194,664 was available under our Credit Agreement. Interest on amounts borrowed under this credit facility is LIBOR based. As of May 31, 2010, the outstanding balance under this agreement was $45,000. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2010 would have reduced our pre-tax income by approximately $70 during fiscal 2010.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2010 and 2009 and the related consolidated statements of operations, changes in equity and cash flows for each of the years in the three-year period ended May 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2010, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted new standards related to the accounting for noncontrolling interests and convertible debt on June 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 16, 2010 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

                      /s/ KPMG LLP

Chicago, Illinois
July 16, 2010

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31,
	2010	2009	2008
	(In thousands except per share data)
Sales:
Sales from products	$1,067,490	$1,159,971	$1,145,625
Sales from services	245,274	231,535	202,627
Sales from leasing	39,387	32,470	36,667

	1,352,151	1,423,976	1,384,919

Costs and operating expenses:
Cost of products	922,192	944,405	930,649
Cost of services	172,227	191,047	168,888
Cost of leasing	14,213	15,776	21,310
Cost of sales—impairment charges	—	31,133	—
Selling, general and administrative	153,299	147,219	135,502

	1,261,931	1,329,580	1,256,349

Earnings from joint ventures	112	8,496	5,948

Operating income	90,332	102,892	134,518
Gain (loss) on extinguishment of debt	893	14,701	(2,040)
Interest expense	(26,832)	(31,416)	(29,491)
Interest income	945	1,465	1,821
Gain (loss) on sale of investments	(1,150)	(1,393)	532

Income from continuing operations before provision for income taxes	64,188	86,249	105,340
Provision for income taxes	20,986	27,528	36,581

Income from continuing operations	43,202	58,721	68,759
Discontinued operations, net of tax:
Operating loss	—	(546)	(601)
Loss on disposal	—	(1,403)	—

Loss from discontinued operations	—	(1,949)	(601)

Net income attributable to AAR and noncontrolling interest	43,202	56,772	68,158
Loss attributable to noncontrolling interest	1,426	—	—

Net income attributable to AAR	$44,628	$56,772	$68,158

Earnings per share—basic:
Earnings from continuing operations	$1.17	$1.54	$1.85
Loss from discontinued operations	—	(0.05)	(0.02)

Earnings per share—basic	$1.17	$1.49	$1.83

Earnings per share—diluted:
Earnings from continuing operations	$1.16	$1.50	$1.72
Loss from discontinued operations	—	(0.05)	(0.01)

Earnings per share—diluted	$1.16	$1.45	$1.71

The accompanying notes to consolidated financial statements
are an integral part of these statements.

(This page has been left blank intentionally.)

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2010	2009
	(In thousands)
Current assets:
Cash and cash equivalents	$79,370	$112,505
Accounts receivable	238,466	227,300
Inventories	370,282	347,495
Equipment on or available for short-term lease	126,622	129,929
Deposits, prepaids and other	27,194	15,856
Deferred tax assets	21,495	18,227

Total current assets	863,429	851,312

Property, plant and equipment, at cost:
Land	4,842	4,842
Buildings and improvements	89,547	83,068
Equipment, furniture and fixtures	324,616	212,011

	419,005	299,921
Accumulated depreciation	(194,139)	(174,873)

	224,866	125,048

Other assets:
Goodwill and other intangible assets, net	169,253	150,227
Equipment on long-term lease	109,564	120,538
Investment in joint ventures	48,433	45,433
Other	85,497	83,347

	412,747	399,545

	$1,501,042	$1,375,905

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2010	2009
	(In thousands)
Current liabilities:
Short-term debt	$45,009	$50,005
Current maturities of long-term debt	53,292	200
Current maturities of non-recourse long-term debt	757	11,722
Current maturities of long-term capital lease obligations	1,775	1,673
Accounts payable	114,906	100,651
Accrued liabilities	109,811	90,167

Total current liabilities	325,550	254,418

Long-term debt, less current maturities	317,594	302,823
Non-recourse debt	11,855	16,728
Capital lease obligations	6,742	8,658
Deferred tax liabilities	57,335	63,593
Other liabilities and deferred income	35,616	32,951

	429,142	424,753

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,870 and 44,201 shares, respectively	44,870	44,201
Capital surplus	416,842	405,029
Retained earnings	419,287	374,659
Treasury stock, 5,386 and 5,317 shares at cost, respectively	(104,447)	(103,159)
Accumulated other comprehensive loss	(29,646)	(23,996)

Total AAR shareholders' equity	746,906	696,734
Noncontrolling interest	(556)	—

Total equity	746,350	696,734

	$1,501,042	$1,375,905

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2010

	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AAR Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, May 31, 2007	$42,230	$(79,813)	$289,673	$256,052	$(13,899)	$494,243	$—	$494,243
Adoption of convertible debt accounting standard	—	—	35,410	(6,323)	—	29,087	—	29,087

Balance, May 31, 2007, as adjusted	42,230	(79,813)	325,083	249,729	(13,899)	523,330	—	523,330
Net income	—	—	—	68,158	—	68,158	—	68,158
Exercise of stock options and stock awards	773	(11,595)	13,817	—	—	2,995	—	2,995
Repurchase of shares	—	(9,527)	—	—	—	(9,527)	—	(9,527)
Tax benefit related to share-based plans	—	—	4,657	—	—	4,657	—	4,657
Restricted stock activity	49	—	5,818	—	—	5,867	—	5,867
Common stock issued in debt for equity transaction	880	—	15,284	—	—	16,164	—	16,164
Equity portion of convertible debt issuance, net of fees	—	—	43,511	—	—	43,511	—	43,511
Purchase of hedge on convertible debt, net of tax	—	—	(45,289)	—	—	(45,289)	—	(45,289)
Issuance of warrants	—	—	40,114	—	—	40,114	—	40,114
Foreign currency translation gain	—	—	—	—	5,284	5,284	—	5,284
Unrealized gains on securities, net of tax	—	—	—	—	65	65	—	65
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	(4,462)	(4,462)	—	(4,462)

Balance, May 31, 2008	$43,932	$(100,935)	$402,995	$317,887	$(13,012)	$650,867	$—	$650,867
Net income	—	—	—	56,772	—	56,772	—	56,772
Exercise of stock options and stock awards	67	(879)	1,365	—	—	553	—	553
Tax benefit related to share-based plans	—	—	171	—	—	171	—	171
Restricted stock activity	202	—	4,857	—	—	5,059	—	5,059
Bond hedge and warrant activity	—	(1,345)	(465)	—	—	(1,810)	—	(1,810)
Equity portion of bond repurchase	—	—	(3,894)	—	—	(3,894)	—	(3,894)
Foreign currency translation loss	—	—	—	—	(2,759)	(2,759)	—	(2,759)
Change in unrealized gains (losses) on investments, net of tax	—	—	—	—	(65)	(65)	—	(65)
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	(8,160)	(8,160)	—	(8,160)

Balance, May 31, 2009	$44,201	$(103,159)	$405,029	$374,659	$(23,996)	$696,734	$—	$696,734
Net income	—	—	—	44,628	—	44,628	(1,426)	43,202
Exercise of stock options and stock awards	217	(950)	4,753	—	—	4,020	—	4,020
Tax benefit related to share- based plans	—	—	817	—	—	817	—	817
Restricted stock activity	452	—	6,531	—	—	6,983	408	7,391
Bond hedge and warrant activity	—	(338)	86	—	—	(252)	—	(252)
Equity portion of bond repurchase	—	—	(374)	—	—	(374)	—	(374)
Foreign currency translation loss	—	—	—	—	(2,238)	(2,238)	—	(2,238)
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	(3,412)	(3,412)	—	(3,412)
Contributions from noncontrolling interest	—	—	—	—	—	—	462	462

Balance, May 31, 2010	$44,870	$(104,447)	$416,842	$419,287	$(29,646)	$746,906	$(556)	$746,350

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2010	2009	2008
	(In thousands)
Cash flows provided from operating activities:
Net income attributable to AAR and noncontrolling interest	$43,202	$56,772	$68,158
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provded from operating activities:
Depreciation and amortization	38,930	40,094	39,613
Amortization of debt discount	11,589	13,502	9,252
Deferred tax provision	(3,863)	4,228	9,481
Tax benefits from exercise of stock options	(817)	(171)	(4,657)
Impairment charges	—	31,133	—
(Gain) loss on extinguishment of debt	(893)	(14,701)	2,040
(Gain) loss on sale of investment	1,150	1,393	(532)
Earnings from joint ventures	(112)	(8,496)	(5,948)
Loss on disposal of business, net of tax	—	1,403	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts and trade notes receivable	33,926	(26,388)	12,428
Inventories	19,015	(45,414)	(42,339)
Equipment on or available for short-term lease	19,157	4,270	(44,689)
Equipment on long-term lease	3,944	(1,265)	4,413
Accounts payable	(1,474)	2,651	(26,078)
Accrued liabilities and taxes on income	684	(5,461)	19,131
Other liabilities	(1,060)	(1,962)	(6,152)
Other, primarily deposits and program costs	(10,222)	12,863	(17,195)

Net cash provided from operating activities	153,156	64,451	16,926

Cash flows provided used in investing activities:
Property, plant and equipment expenditures	(28,855)	(27,535)	(30,334)
Proceeds from disposal of assets	109	67	10
Proceeds from sale of product line	—	767	—
Proceeds from disposal of business	650	100	—
Proceeds from sale of available for sale securities	1,160	1,551	23,767
Investment in available for sale securities	—	—	(26,179)
Companies acquired, net of cash	(193,989)	—	(85,210)
Proceeds from aircraft joint ventures	44	4,230	877
Investment in aircraft joint ventures	(4,239)	(828)	(23,609)
Proceeds from leveraged leases	5,220	(319)	409
Other	(2,440)	(2,260)	(1,696)

Net cash used in investing activities	(222,340)	(24,227)	(141,965)

Cash flows provided from (used in) financing activities:
Change in short-term borrowings, net	(4,996)	49,090	970
Proceeds from borrowings, net	63,545	—	196,500
Reduction in borrowings	(23,766)	(78,400)	(99,536)
Proceeds from capital lease obligations	—	—	12,880
Reduction in capital lease obligations	(1,815)	(1,635)	(1,058)
Proceeds from borrowings attributable to equity	—	—	69,528
Reduction in equity due to convertible bond repurchase	(374)	(5,992)	—
Proceeds from sale of warrants	—	—	40,114
Purchase of convertible note hedges	—	—	(69,676)
Purchase of treasury stock	—	—	(9,527)
Stock option exercises	2,297	599	6,169
Tax benefits from exercise of stock options	817	171	4,657
Contributions from noncontrolling interest	462	—	—

Net cash provided from (used in) financing activities	36,170	(36,167)	151,021

Effect of exchange rate changes on cash	(121)	(943)	92

Increase (decrease) in cash and cash equivalents	(33,135)	3,114	26,074
Cash and cash equivalents, beginning of year	112,505	109,391	83,317

Cash and cash equivalents, end of year	$79,370	$112,505	$109,391

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

        AAR CORP. is a diversified provider of products and services to the worldwide aviation and government and defense markets. Products and services include: aviation supply chain and parts support programs; maintenance, repair and overhaul of aircraft and landing gear; design and manufacture of specialized mobility and cargo systems and composite and other high-end precision machined structures; expeditionary airlift services; aircraft modifications and aircraft sales and leasing. We serve commercial, defense and governmental aircraft fleet operators, original equipment manufacturers, and independent service providers around the world, and various other domestic and foreign military customers.

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

Revenue Recognition

        Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer. Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer. Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title. Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer. We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites. Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services. Sales and related cost of sales for certain long-term manufacturing contracts and certain large airframe maintenance contracts are recognized by the percentage of completion method, either based on the relationship of costs incurred to date to estimated total costs or the units of delivery method. Lease revenues are recognized as earned. Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement. However, for leases that provide variable rents, we recognize lease income on a straight-line basis. In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month. Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

        Under accounting standards for goodwill and other intangible assets, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually, or more frequently if indicators of impairment are present. We perform our annual tests of impairment as of May 31.

        The amount reported under the caption "Goodwill and other intangible assets, net" is comprised of goodwill and intangible assets associated with acquisitions we made, principally since the beginning of fiscal 1998. Each of the acquisitions involved a single business that now comprises or is included in a single operating segment.

        Goodwill by reportable segment is as follows:

	May 31,
	2010	2009
Aviation Supply Chain	$20,040	$20,040
Government and Defense Services	15,847	14,054
Maintenance, Repair and Overhaul	28,108	28,108
Structures and Systems	47,549	47,549

	$111,544	$109,751

        At May 31, 2010 and 2009, intangible assets, other than goodwill, are comprised of the following:

	May 31,
	2010	2009
Customer relationships	$39,449	$24,949
Lease agreements	21,500	21,500
FAA certificates	6,000	—
Covenants not to compete	1,570	1,170
Trademarks	600	—
Other	300	—

	69,419	47,619
Accumulated amortization	(11,710)	(7,143)

	$57,709	$40,476

        The increase in goodwill and intangible assets, other than goodwill, during fiscal 2010 was attributable to the acquisition of AWS.

        Customer relationships are being amortized over one- to twenty-year periods, the lease agreements are being amortized over an eighteen-year period, the FAA certificates are being amortized over a twenty-year period, the covenants not to compete are being amortized over a three-year period and trademarks and other are being amortized over a one-year period. Amortization expense recorded during fiscal 2010, 2009 and 2008 was $4,567, $4,852 and $2,241, respectively. The estimated aggregate amount of

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

amortization expense for intangible assets in each of the next five fiscal years is $9,544 in 2011, $7,809 in 2012, $6,919 in 2013, $2,894 in 2014 and $2,840 in 2015.

Cash and Cash Equivalents

        At May 31, 2010 and 2009, cash equivalents of approximately $15,000 and $2,000, respectively, consist of investments in commercial paper and certificates of deposit that mature within 90 days. The carrying amount of cash equivalents approximates fair value at May 31, 2010 and 2009.

Marketable Securities

        Occasionally we will invest in equity securities and classify these equity securities as available for sale in the Consolidated Balance Sheet. As of May 31, 2010 and 2009, we had no amounts invested in available for sale securities.

        During fiscal 2010, 2009 and 2008, we sold investments in securities that were classified as available for sale. The loss on sale of these investments was $1,150 and $1,393 in fiscal 2010 and 2009, respectively, and the gain on sale of these investments was $532 in fiscal 2008

Foreign Currency

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

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. Department of Defense were $37,379 and $16,730 at May 31, 2010 and 2009, respectively. We perform regular evaluations of customer payment experience, current financial condition and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

        Mesa is a customer of the Company and in January 2010 filed for bankruptcy protection. At May 31, 2010, we have other long-term assets recorded in equipment on long-term lease of $38,600 supporting the Mesa supply chain programs and also have trade receivables and other assets associated with Mesa of approximately $6,200. Mesa is current on its obligations to us and we continue to monitor their situation.

        The carrying amounts of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term maturity of these instruments. The carrying value of long-term debt bearing a variable interest rate approximates fair value.

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

        The following is a summary of inventories:

	May 31,
	2010	2009
Raw materials and parts	$62,737	$62,565
Work-in-process	51,523	52,584
Purchased aircraft, parts, engines and components held for sale	256,022	232,346

	$370,282	$347,495

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

        Equipment on short-term lease includes aircraft engines and parts on or available for lease to satisfy customers' immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to twelve months. Equipment on long-term lease consists of aircraft and engines on lease with commercial airlines generally for more than twelve months.

        We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying accounting standards addressing impairment to our aircraft and engine portfolio, we utilize certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand (see Note 12—Impairment Charges). Unfavorable differences between actual and expected results could result in future impairments in our aircraft and engine lease portfolio.

        Future rent due to us under non-cancelable leases during each of the next five fiscal years is $25,030 in 2011, $19,917 in 2012, $18,642 in 2013, $18,902 in 2014 and $18,967 in 2015.

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

Comprehensive Income

        A summary of the components of comprehensive income (loss) is as follows:

	For the Year Ended May 31,
	2010	2009	2008
Net income attributable to AAR and
noncontrolling interest	$43,202	$56,772	$68,158
Other comprehensive income (loss)—
Cumulative translation adjustments	(2,238)	(2,759)	5,284
Unrealized gain (loss) on investment, net of tax	—	(65)	65
Unrecognized pension and post retirement costs, net of tax	(3,412)	(8,160)	(4,462)

Total comprehensive income	$37,552	$45,788	$69,045

Supplemental Information on Cash Flows

        Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2010	2009	2008
Interest paid	$13,629	$17,014	$20,024
Income taxes paid	30,149	29,106	11,412
Income tax refunds and interest received	709	432	506

        During fiscal 2010, 2009 and 2008 we capitalized $0, $0 and $1,372, respectively, of interest primarily related to capital projects in our Structures and Systems segment.

        During the third quarter of fiscal 2008, the holders of $16,355 par value of 2.875% convertible notes redeemed their notes for 880,000 shares of our common stock. As a result of the redemption, common stock increased $880 and capital surplus increased $15,284.

        In connection with the acquisition of Avborne in fiscal 2008, we assumed a $25,000 industrial revenue bond secured by maintenance hangars located at Miami International Airport. The industrial revenue bond matures on August 1, 2018 and has a variable interest rate. The interest rate at May 31, 2010 was 0.34%.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        During fiscal 2010, treasury stock increased $1,288 reflecting the impact of net share settlements of $338 of bond hedge and warrants associated with convertible bond repurchases during fiscal 2010, and the impact from shares withheld to satisfy statutory tax obligations associated with the exercise of stock options of $950. During fiscal 2009, treasury stock increased $2,224 reflecting the impact of net share settlements of $1,345 of bond hedge and warrants associated with convertible bond repurchases during fiscal 2009, and the impact from shares withheld to satisfy statutory tax obligations associated with the exercise of stock options of $879. During fiscal 2008, treasury stock increased $21,122 reflecting the purchase of treasury shares of $9,527 and the impact from shares withheld to satisfy statutory tax obligations associated with the exercise of stock options of $11,595.

Use of Estimates

        We have made estimates and utilized certain assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

New Accounting Standards

        On June 1, 2009, we adopted a new accounting standard that changes the accounting for convertible debt instruments that may be settled wholly or partly in cash when converted. As required by the transition provisions of this new standard, we have adjusted the financial statements for the years ended May 31, 2009 and 2008 to reflect the retroactive adoption of this new standard. See Note 2 for a discussion of this new accounting standard.

        On June 1, 2009, the Company adopted a new accounting standard that requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity under most circumstances and not as a liability or other item outside of equity. The standard also changes the presentation requirements of noncontrolling interests in the statement of operations and requires additional disclosures.

        On June 1, 2009, we also adopted a new accounting standard that establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued "The FASB Accounting Standards CodificationTM" which is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Future accounting pronouncements will be designed to update the Codification and will be referred to as Accounting Standards Updates. The standard was effective for us in our second quarter of fiscal 2010 and its adoption had no impact on our consolidated financial statements.

        In June 2009, the FASB issued an updated standard that addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. It also removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information disclosed to financial statement users to provide

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

greater transparency. The new standard is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for AAR as of June 1, 2010. We do not anticipate that the effect of this standard once adopted will be material.

        In June 2009, the FASB issued an updated standard that requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The new standard is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for AAR as of June 1, 2010. We do not anticipate that the effect of this standard once adopted will be material.

Reclassification

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

2. Financing Arrangements

Revolving Credit Facility

        Our revolving credit agreement, as amended (the "Credit Agreement") with various financial institutions, as lenders, and Bank of America, as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total. The term of our Credit Agreement extends to August 31, 2011. Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 100 to 237.5 basis points based on certain financial measurements. Borrowings outstanding under this facility at May 31, 2010 were $45,000, and there were approximately $10,336 of outstanding letters of credit which reduced the availability of this facility to $194,664 at May 31, 2010. In addition to our Credit Agreement, we also have $3,086 available under a foreign line of credit.

        Short-term borrowing activity under our revolving credit facilities during fiscal 2010, 2009 and 2008 was as follows:

	For the Year Ended May 31,
	2010	2009	2008
Maximum amount borrowed	$150,000	$75,000	$173,000
Average daily borrowings	40,795	45,397	35,077
Average interest rate during the year	1.72%	2.38%	6.12%

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

        A summary of our recourse and non-recourse long-term debt is as follows:

	May 31,
	2010	2009
Recourse debt
Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	$42,000	$42,000
Note payable due July 19, 2012 with interest at 7.22%, payable monthly	4,116	—
Note payable due May 1, 2015 with interest at 3.5%, payable monthly	64,225	—
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	69,957	77,106
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	53,652	52,847
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	100,828	94,762
Industrial revenue bonds (secured by trust indenture on property, plant and equipment) due December 1, 2010 and August 1, 2018 with floating interest rate, payable monthly	25,108	25,308

Total recourse debt	370,886	303,023
Current maturities of recourse debt	(53,292)	(200)

Long-term recourse debt	$317,594	$302,823

Non-recourse debt
Non-recourse note payable due June 30, 2009 with interest at 3.85%	$—	$9,261
Non-recourse note payable due July 19, 2012 with interest at 7.22%	8,201	14,082
Non-recourse note payable due April 3, 2015 with interest at 8.38%	4,411	5,107

Total non-recourse debt	12,612	28,450
Current maturities of non-recourse debt	(757)	(11,722)

Long-term non-recourse debt	$11,855	$16,728

Recourse debt

        During February 2008, we completed the sale of $250,000 par value of convertible notes, consisting of $137,500 aggregate principal amount of 1.625% convertible senior notes due 2014 and $112,500 aggregate principal amount of 2.25% convertible senior notes due 2016 (together, the "Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest under the Notes is payable semiannually on March 1 and September 1.

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

        On February 1, 2006, we completed the sale of $150,000 par value principal amount of convertible senior notes. The notes are due on February 1, 2026 unless earlier redeemed, repurchased or converted, and bear interest at 1.75% payable semiannually on February 1 and August 1.

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

        We may redeem for cash all or a portion of the notes at any time on or after February 6, 2013 at specified redemption prices. Holders of the notes have the right to require us to purchase for cash all or any portion of the notes on February 1, 2013, 2016 and 2021 at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the purchase date. The notes are senior, unsecured obligations and rank equal in right of payment with all other unsecured and unsubordinated indebtedness.

        The mortgage loan due August 1, 2015 is secured by our Wood Dale, Illinois facility. At May 31, 2010, the net book value of our Wood Dale, Illinois facility is $14,056.

        In connection with the acquisition of AWS described in Note 7, we entered into a loan agreement with The Huntington National Bank (the "Huntington Loan Agreement"). The agreement creates a $65,000 secured revolving credit facility, subject to borrowing limitations. Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by the Company and the agreements under which such aircraft are leased to third-parties. The Huntington Loan Agreement expires on April 23, 2015. Borrowings under the Huntington Loan Agreement bear interest at LIBOR plus 325 basis points. As of May 31, 2010, $64,225 was outstanding under this agreement.

        During fiscal 2010, we retired $13,110 par value of our 1.625% convertible notes due March 1, 2014 and $2,000 par value of our 2.25% convertible notes due March 1, 2016. Collectively, the convertible notes were retired for $11,543 cash, and the gain of $893, after consideration of unamortized debt issuance costs, is recorded in gain (loss) on extinguishment of debt on the Consolidated Statements of Operations.

        During fiscal 2009, we retired $30,279 par value of our 1.75% convertible notes due February 1, 2026, $40,156 par value of our 1.625% convertible notes due March 1, 2014 and $40,075 par value of our 2.25% convertible notes due March 1, 2016. Collectively, the convertible notes were retired for $72,916 cash, and the gain after consideration of unamortized debt issuance costs of $14,701 is recorded in gain (loss) on extinguishment of debt on the consolidated statements of operations.

        We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters. We are in compliance with all financial covenants under our financing arrangements. The aggregate par value of long-term recourse debt maturing during each of the next five fiscal years is $53,292 in 2011, $11,325 in 2012, $9,463 in 2013, $93,520 in 2014 and $27,082 in 2015. Our long-term recourse debt was estimated to have a fair value of approximately $376,000 at May 31, 2010. The fair value was estimated using available market information.

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

        As required by the transition provisions of this new accounting standard, we have adjusted the consolidated financial statements for the years ended May 31, 2009 and 2008 to reflect retroactive application of its provisions. The information contained in the consolidated financial statements and notes thereto reflect the adjustments as a result of the adoption of the new accounting standard.

        As of May 31, 2010 and 2009, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	May 31,
	2010	2009
Long-term debt:
Principal amount	$274,380	$289,490
Unamortized discount	(49,941)	(64,775)

Net carrying amount	$224,437	$224,715

Equity component, net of tax	$74,653	$75,027

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

        As of May 31, 2010, for each of our convertible note issuances, the "if converted" value does not exceed its principal amount.

        The interest expense associated with the convertible notes was as follows:

	For the Year Ended May 31,
	2010	2009	2008
Coupon interest	$5,102	$6,517	$4,371
Amortization of deferred financing fees	775	966	697
Amortization of discount	11,589	13,502	9,252

Interest expense related to convertible notes	$17,466	$20,985	$14,320

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

        The following table sets forth the effect of the retrospective application of the new accounting standard on certain previously reported items.

Consolidated Statement of Operations:

	Twelve Months Ended May 31, 2009
	Previously Reported	Impact from New Standard	As Adjusted
Gain (loss) on extinguishment of debt	$35,316	$(20,615)	$14,701
Interest expense	18,371	13,045	31,416
Provision for income taxes	39,309	(11,781)	27,528
Income from continuing operations	80,600	(21,879)	58,721
Net income attributable to AAR	78,651	(21,879)	56,772
Earnings per share—basic:
Earnings from continuing operations	$2.12	$(0.58)	$1.54
Loss from discontinued operations	(0.05)	—	(0.05)

	$2.07	$(0.58)	$1.49

Earnings per share—diluted:
Earnings from continuing operations	$1.92	$(0.42)	$1.50
Loss from discontinued operations	(0.05)	—	(0.05)

	$1.87	$(0.42)	$1.45

	Twelve Months Ended May 31, 2008
	Previously Reported	Impact from New Standard	As Adjusted
Gain (loss) on extinguishment of debt	$(205)	$(1,835)	$(2,040)
Interest expense	20,578	8,913	29,491
Provision for income taxes	40,343	(3,762)	36,581
Income from continuing operations	75,745	(6,986)	68,759
Net income attributable to AAR	75,144	(6,986)	68,158
Earnings per share—basic:
Earnings from continuing operations	$2.04	$(0.19)	$1.85
Loss from discontinued operations	(0.02)	—	(0.02)

	$2.02	$(0.19)	$1.83

Earnings per share—diluted:
Earnings from continuing operations	$1.77	$(0.05)	$1.72
Loss from discontinued operations	(0.01)	—	(0.01)

	$1.76	$(0.05)	$1.71

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

Consolidated Balance Sheets:

	May 31, 2009
	Previously Reported	Impact from New Standard	As Adjusted
Other assets	$84,953	$(1,606)	$83,347
Long term debt	367,598	(64,775)	302,823
Deferred taxes	40,263	23,330	63,593
Capital surplus	330,002	75,027	405,029
Retained earnings	409,847	(35,188)	374,659

Non-recourse debt

        On May 31, 2010, our total non-recourse debt balance is $12,612 and is secured by two aircraft with a net book value of $26,779. The aggregate amount of long-term non-recourse debt maturing during each of the next five fiscal years is $757 in 2011, $823 in 2012, $9,095 in 2013, $972 in 2014 and $965 in 2014.

3. Stock-Based Compensation

        We provide stock-based awards under the AAR CORP. Stock Benefit Plan ("Stock Benefit Plan") which has been approved by our stockholders. Under this plan, we are authorized to grant stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and become exercisable in three, four or five equal annual increments commencing one year after the date of grant. We issue new common stock upon the exercise of stock options. In addition to stock options, the Stock Benefit Plan also provides for the grant of restricted stock awards and performance based restricted stock awards, as well as for the grant of stock appreciation units; however, to date, no stock appreciation units have been granted.

        Restricted stock grants are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build a career with the Company. Restricted stock typically vests over periods of three to ten years from date of grant. Restricted stock grants may be performance-based with vesting to occur over periods of one to ten years. All restricted stock carries full dividend and voting rights, regardless of whether it has vested.

        Typically, stock options and restricted stock are subject to forfeiture prior to vesting if the employee terminates employment for any reason other than death, retirement or disability, or if we terminate employment for cause. A total of 6,808,000 shares have been granted under the Stock Benefit Plan since its inception, and as of May 31, 2010, awards representing 5,141,000 shares were available for future grant under the Stock Benefit Plan.

Stock Options

        During fiscal 2010, 2009 and 2008, we granted stock options representing 694,500 shares, 184,750 shares and 88,000 shares, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

        The weighted average fair value of stock options granted during fiscal 2010, 2009 and 2008 was $7.45, $8.27 and $13.46, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options Granted in Fiscal Year
	2010	2009	2008
Risk-free interest rate	2.3%	3.3%	4.9%
Expected volatility of common stock	49.1%	38.9%	43.1%
Dividend yield	0.0%	0.0%	0.0%
Expected option term in years	6.0	6.0	4.0

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

        A summary of stock option activity for the three years ended May 31, 2010 follows (shares in thousands):

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,225	$21.18	1,425	$21.53	2,135	$18.30
Granted	695	$15.21	185	$19.26	88	$33.63
Exercised	(217)	$12.47	(68)	$9.66	(773)	$18.28
Cancelled	(160)	$22.60	(317)	$22.11	(25)	$26.55

Outstanding at end of year	1,543	$19.28	1,225	$21.18	1,425	$21.53

Options exercisable at end of year	663	$20.92	945	$19.89	1,271	$19.94

        The total fair value of stock options that vested during fiscal 2010, 2009 and 2008 was $690, $434 and $227, respectively. The total intrinsic value of stock options exercised during fiscal 2010, 2009 and 2008 was $2,353, $493 and $12,627, respectively. The aggregate intrinsic value of options outstanding as of May 31, 2010 was $5,051. The tax benefit realized from stock options exercised during fiscal 2010, 2009 and 2008 was $817, $171 and $4,657, respectively. Expense charged to operations for stock options during fiscal 2010, 2009 and 2008 was $2,265, $781 and $465, respectively. As of May 31, 2010, we had $5,328 of unrecognized compensation expense related to stock options that will be amortized over an average period of 2.2 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

        The following table provides additional information regarding stock options outstanding as of May 31, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number Outstanding as of 5/31/10	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 5/31/10	Weighted- Average Exercise Price
$ 3.20—$13.00	76	3.0	$7.68	76	$7.68
$13.01—$18.50	932	6.2	$15.40	253	$16.10
$18.51—$24.50	405	6.8	$21.66	247	$22.39
$24.51—$34.50	130	5.6	$30.01	87	$28.60

	1,543	5.9	$19.28	663	$20.92

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based restricted stock. The award is contingent upon the achievement of certain performance objectives, including net income, return on capital, and leverage ratios, or the Company's stock price achieving a certain level over a period of time. After the shares are granted, the restrictions are released over a three-to seven-year period. During fiscal 2010, 2009 and 2008, we granted 423,000, 213,000 and 35,000 restricted shares, respectively, under this program.

        In addition to the performance-based restricted stock awards, we also granted a total of 36,000 restricted shares to members of the Board of Directors during fiscal 2010. These shares vest over a three-year period.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Amortization expense related to all restricted shares during fiscal 2010, 2009 and 2008 was $7,070, $5,435 and $5,943, respectively.

        Restricted share activity during the fiscal year ended May 31, 2010 is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2009	878	$24.29
Granted	459	$24.65
Vested	(115)	$29.52
Forfeited	(17)	$23.41

Nonvested at May 31, 2010	1,205	$23.93

        As of May 31, 2010, we had $13,574 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.4 years.

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

4. Income Taxes

        Substantially all of our pre-tax income was from domestic activities. The provision for income taxes on continuing operations includes the following components:

	For the Year Ended May 31,
	2010	2009	2008
Current:
Federal	$23,049	$21,400	$25,900
State	1,800	1,900	1,200

	24,849	23,300	27,100
Deferred	(3,863)	4,228	9,481

	$20,986	$27,528	$36,581

        The deferred tax provision results primarily from differences between financial reporting and taxable income arising from inventory and depreciation.

        Income tax payable at May 31, 2010 and 2009 was $3,263 and $6,482, respectively, and is included in accrued liabilities on the consolidated balance sheet.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Income Taxes (Continued)

        The provision for income taxes on continuing operations differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2010, 2009 and 2008 to income before taxes, for the following reasons:

	For the Year Ended May 31,
	2010	2009	2008
Provision for income taxes at the federal statutory rate	$22,466	$30,187	$36,869
Tax benefits on domestic production activities	(1,673)	(1,487)	(1,558)
State income taxes, net of federal benefit and refunds	1,056	1,248	770
Research and development credit	(418)	(2,702)	—
Leveraged lease	(1,517)	—	—
Noncontrolling interest	499	—	—
Other	573	282	500

Provision for income taxes on continuing operations	$20,986	$27,528	$36,581

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes and consist of the following components:

	May 31,
	2010	2009
Deferred tax assets-current attributable to:
Inventory costs	$16,916	$16,088
Employee benefits	3,416	206
Allowance for doubtful accounts	1,834	1,776
Advanced billings and other	(671)	157

Total deferred tax assets-current	$21,495	$18,227

Deferred tax assets-noncurrent attributable to:
Postretirement benefits	$16,999	$15,162
Bond hedge	9,028	11,924

Total deferred tax assets-noncurrent	$26,027	$27,086

Total deferred tax assets	$47,522	$45,313

Deferred tax liabilities attributable to:
Depreciation	$(57,746)	$(55,011)
Convertible notes	(18,784)	(23,330)
Leveraged leases	—	(5,186)
Intangible assets	(6,832)	(7,152)

Total deferred tax liabilities	$(83,362)	$(90,679)

Net deferred tax liabilities	$(35,840)	$(45,366)

        As of May 31, 2010, we have determined that the realization of our deferred tax assets is more likely than not, and that a valuation allowance is not required based upon our history of operating earnings, our

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Income Taxes (Continued)

expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation. Fiscal years 2007 through 2009 are currently under examination by the Internal Revenue Service ("IRS") and fiscal year 2010, while not presently under examination is open for examination by the IRS. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

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

        We use the "if-converted" method in calculating the diluted earnings per share effect of the assumed conversion of our contingently convertible debt issued in fiscal 2006 because the principal for that issuance can be settled in stock, cash or a combination thereof. Under the "if converted" method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Earnings Per Share (Continued)

        The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2010 (shares in thousands).

	For the Year Ended May 31,
	2010	2009	2008
Income from continuing operations	$43,202	$58,721	$68,759
Loss from discontinued operations, net of tax	—	(1,949)	(601)
Loss attributable to noncontrolling interest	1,426	—	—

Net income attributable to AAR	$44,628	$56,772	$68,158

Basic shares:
Weighted average common shares outstanding	38,182	38,059	37,194

Earnings per share—basic:
Earnings from continuing operations	$1.17	$1.54	$1.85
Loss from discontinued operations, net of tax	—	(0.05)	(0.02)

Earnings per share—basic	$1.17	$1.49	$1.83

Net income attributable to AAR	$44,628	$56,772	$68,158
Add: After-tax interest on convertible debt	5,274	5,429	6,432

Net income for diluted EPS calculation	$49,902	$62,201	$74,590

Diluted shares:
Weighted average common shares outstanding	38,182	38,059	37,194
Additional shares from the assumed exercise of stock options	196	61	332
Additional shares from the assumed vesting of restricted stock	645	244	523
Additional shares from the assumed conversion of convertible debt	4,068	4,445	5,696

Weighted average common shares outstanding—diluted	43,091	42,809	43,745

Earnings per share—diluted:
Earnings from continuing operations	$1.16	$1.50	$1.72
Loss from discontinued operations, net of tax	—	(0.05)	(0.01)

Earnings per share—diluted	$1.16	$1.45	$1.71

        At May 31, 2010, 2009 and 2008, respectively, options to purchase 378,000, 958,000 and 78,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the period then ended.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans

        We have defined contribution and defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2010 was 5.0%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

        Certain foreign operations of domestic subsidiaries also have a defined benefit pension plan. Benefit formulas are based generally on years of service and compensation. It is the policy of these subsidiaries to fund at least the minimum amounts required by local laws and regulations.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Obligations and Funded Status

        The following table sets forth the changes in projected benefit obligations and plan assets for all of our pension plans:

	May 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$88,748	$92,140
Service cost	1,528	1,461
Interest cost	5,578	5,347
Plan participants' contributions	392	387
Amendments	—	730
Net actuarial (gain) loss	18,261	(4,379)
Benefits paid	(5,035)	(4,316)
Translation	(4,940)	(2,622)

Benefit obligation at end of year	$104,530	$88,748

Change in plan assets:
Fair value of plan assets at beginning of year	$69,853	$85,193
Actual return on plan assets	16,472	(11,509)
Employer contributions	1,755	2,872
Plan participants' contributions	392	387
Benefits paid	(5,035)	(4,316)
Translation	(4,545)	(2,774)

Fair value of plan assets at end of year	$78,892	$69,853

Funded status at end of year	$(25,638)	$(18,895)

        Amounts recognized in the consolidated balance sheets consisted of the following:

	May 31,
	2010	2009
Other assets	$—	$—
Accrued liabilities	(1,465)	(1,475)
Other liabilities and deferred income	(24,173)	(17,420)

	$(25,638)	$(18,895)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive loss, net of tax of $16,773, consisted of the following:

	May 31,
	2010	2009
Actuarial loss	$29,799	$26,314
Prior service cost	534	625

Total	$30,333	$26,939

        Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	May 31,
	2010	2009
Projected benefit obligation	$69,165	$60,314
Accumulated benefit obligation	68,907	59,904
Fair value of plan assets	46,404	41,673

        The accumulated benefit obligation for all pension plans was $97,750 and $83,867 as of May 31, 2010 and 2009, respectively.

Net Periodic Benefit Cost

        Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2010	2009	2008
Service cost	$1,528	$1,461	$1,546
Interest cost	5,578	5,347	5,066
Expected return on plan assets	(5,936)	(6,514)	(6,338)
Amortization of prior service cost	132	134	116
Recognized net actuarial loss	1,148	500	684
Curtailment	—	—	184
Settlement charge	—	—	181

	$2,450	$928	$1,439

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Assumptions

        The assumptions used in accounting for the Company's plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key assumptions used in the measurement of the Company's benefit obligations:

	May 31,
	2010	2009
Domestic plans:
Discount rate	5.60%	6.82%
Rate of compensation increase	3.50	3.50

	May 31,
	2010	2009
Non-domestic plans:
Discount rate	4.50%	5.90%
Rate of compensation increase	3.00	3.00

        A summary of the weighted average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2010	2009	2008
Domestic plans:
Discount rate	6.82%	6.45%	6.05%
Rate of compensation increase	3.50	3.50	3.50
Expected long-term return on plan assets	8.50	8.50	8.50
Non-domestic plans:
Discount rate	5.90%	6.10%	5.10%
Rate of compensation increase	3.00	3.00	3.00
Expected long-term return on plan assets	6.50	6.50	6.50

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2010	2009
Equity securities	60%	57%	45 – 75%
Fixed income securities	20	23	25 – 55%
Other (fund-of funds hedge fund)	20	20	0 – 20%

	100%	100%

        The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974 (ERISA). The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2010. Direct investments in our securities and the use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks and investments in fund-of funds hedge funds.

        The assets of the non-domestic plan are invested in compliance with local laws and regulations and are comprised primarily of equity and fixed income mutual funds.

        To develop our expected long-term rate of return assumption on domestic plans, we use long-term historical return information for our targeted asset mix and current market conditions.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

        As of May 31, 2010, we adopted a new accounting standard that requires disclosures of the fair value measurement for pension plan assets. The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2010:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
Large/medium capitalization	$15,098	$—	$—	$15,098
Small capitalization	6,254	—	—	6,254
International	6,097	7,147	—	13,244
Fixed income—corporate	9,507	21,117	—	30,624
Hedge funds	—	7,787	5,481	13,268
Cash and cash equivalents	404	—	—	404

Total investments	$37,360	$36,051	$5,481	$78,892

1
Quoted prices in active markets

2
Significant other observable inputs

3
Significant other unobservable inputs

Cash Flow

        The following table summarizes our estimated future pension benefits by fiscal year:

	Fiscal Year
	2011	2012	2013	2014	2015	2016 to 2020
Estimated pension benefits	$7,040	$5,272	$5,234	$6,113	$5,090	$28,676

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing $4,000 to $6,000 during fiscal 2011.

Additional Information

        The estimated amounts for our plans that will be amortized from accumulated other comprehensive loss into expense over the next fiscal year are as follows:

Amortization of net actuarial loss	$1,289

Amortization of prior service cost	$132

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plans are unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $1,299 and $1,272 as of May 31, 2010 and 2009, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Company contributions vest on a pro-rata basis during the first three years of employment. We also provide profit sharing benefits for certain executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to results of operations for Company matching contributions, including profit sharing contributions, was $8,065 in fiscal 2010, $7,964 in fiscal 2009 and $8,666 in fiscal 2008 for these plans.

7. Acquisitions

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

        On April 7, 2010, we acquired AWS, a leading provider of expeditionary airlift services and aircraft modifications to the U.S. and other government customers. AWS operates as part of our Government and Defense Services segment. The purchase price was approximately $200,000 and was paid in cash. We have made a preliminary purchase price allocation for the AWS acquisition and are in the process of obtaining final valuations for the acquired assets.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Acquisitions (Continued)

        Our cost to acquire AWS has been allocated to the assets and liabilities acquired based on fair values. The preliminary purchase price allocation is as follows:

Cash	$12,300
Accounts receivable	41,700
Inventory	25,200
Prepaid expenses	4,300
Property, plant and equipment	128,100
Identifiable intangibles	21,800
Goodwill	1,800
Accounts payable	(16,000)
Accrued liabilities	(13,000)

        The following unaudited pro forma information is provided for acquisitions assuming the Summa, Avborne and AWS acquisitions occurred at the beginning of the year of acquisition, and the immediately preceding period:

	For the Year Ended May 31,
	2010	2009	2008
Net sales	$1,571,581	$1,642,807	$1,483,114
Operating income	106,959	121,002	140,493
Net income attributable to AAR	51,868	64,976	70,076
Earnings per share:
Basic	$1.36	$1.71	$1.88
Diluted	$1.33	$1.64	$1.75

8. Aircraft Portfolio

        Within our Aviation Supply Chain segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned. These aircraft are available for lease or sale to commercial air carriers.

Joint Ventures

        As of May 31, 2010, the Company had ownership interests in 27 aircraft with joint venture partners. As of May 31, 2010, our equity investment in the 27 aircraft owned with joint venture partners was approximately $42,568 and is included in investment in joint ventures on the Consolidated Balance Sheet. Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting. Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft. Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis. Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide remarketing

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8. Aircraft Portfolio (Continued)

services with respect to the divestiture of aircraft by the limited liability companies. During fiscal 2010, 2009 and 2008, we were paid $772, $898 and $1,059, respectively, for such services. The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

        Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

        Summarized financial information for these limited liability companies is as follows:

	For the Year Ended May 31,
	2010	2009	2008
Sales	$45,332	$67,770	$54,424
Income before provision for income taxes	967	18,059	14,237

	May 31,
	2010	2009
Balance sheet information:
Assets	$259,965	$282,772
Debt	167,255	194,388
Members' capital	89,449	85,268

Wholly-Owned Aircraft

        In addition to the aircraft owned with joint venture partners, we own five aircraft for our own account that are considered wholly-owned. A former lessee of two of our wholly-owned aircraft is in arrears for amounts due under the leases. We have obtained a judgment against the lessee and its affiliated guarantor and expect to recover past due rental amounts. Our net investments in these two aircraft after consideration of non-recourse financing are $7,047 and $4,600, respectively. Our investment in the five wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	May 31,
	2010	2009
Gross carrying value	$50,854	$61,202
Debt	(16,728)	(19,190)
Capital lease obligation	(8,492)	(10,259)

Net AAR investment	$25,634	$31,753

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8. Aircraft Portfolio (Continued)

        Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 27 aircraft owned with joint venture partners and five wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date (FY)	Post-Lease Disposition
3	737-300	1987	US Airways	2011, 2012	Re-lease/Disassemble
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
1	757-200	1989	US Airways	2012	Forward Sale 11/2011
1	747-400	1989	Delta Airlines	2014	Re-lease/Disassemble
1	737-300	1997	flyLAL Charters	2013	Re-lease
1	A320	1992	Air Canada	2015	Disassemble
18	737-400	1992-1997	Malaysia Airlines	Various[1]	Re-lease

27

1
5 aircraft in 2011; 11 aircraft in 2012; and 2 aircraft in 2013

Wholly-owned aircraft

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date (FY)	Post-Lease Disposition
1	MD83	1989	Meridiana	2011	Sale/Re-lease
2	A320	1992, 1997	available	—	Re-lease
1	A320	1992	Air Canada	2015	Re-lease
1	CRJ 200	1999	Air Wisconsin	2017	Sale/Disassemble

5

9. Equipment on Long-Term Lease

        In fiscal 2005, we entered into a series of ten-year agreements with Mesa to provide supply chain services for its fleet of CRJ 700/900, ERJ 145 and CRJ 200 regional jets. As part of the agreements, we purchased from the customer approximately $58,400 of equipment to support the program. The equipment is included in equipment on long-term lease on the Consolidated Balance Sheet and is being depreciated on a straight-line basis over 10 years to a 30% residual value. The net book value of this equipment was $38,600 and $45,600 at May 31, 2010 and 2009, respectively.

10. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby the Company sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease. Net proceeds from the sale of the facility were $13,991 and the cost and related accumulated depreciation of the facility of $9,472 and $4,595, respectively, were removed from the Consolidated Balance Sheet at the time of sale. The gain realized on the sale of $9,114 has been deferred and is being amortized over the

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Commitments and Contingencies (Continued)

20-year lease term. The unamortized balance of the deferred gain as of May 31, 2010 is $6,149 and is included in other liabilities and deferred income on the Consolidated Balance Sheet.

        In addition to the Garden City lease, we lease other facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2034. Under the terms of one of the facility lease agreements, we are entitled to receive rent credits as we increase the space we occupy. During fiscal 2010, 2009 and 2008, we received $47, $450 and $1,000, respectively, of such rent credits and in accordance with applicable accounting standards, we are treating the rent credits as lease incentives, which are being amortized over the term of the lease. Future minimum payments under all operating leases at May 31, 2010 are as follows:

Year	Facilities and Equipment
2011	$19,568
2012	16,673
2013	13,368
2014	12,275
2015	9,696
2016 and thereafter	29,847

        Rental expense during the past three fiscal years was as follows:

	For the Year Ended May 31,
	2010	2009	2008
Facilities and Equipment	$23,232	$22,644	$18,621
Aviation Equipment	792	3,204	3,095

        During the first quarter of fiscal 2008, we completed a sale-leaseback transaction with a financial institution to finance an aircraft under a capital lease. Proceeds were approximately $12,880. The gross asset balance and accumulated depreciation of this aircraft as of May 31, 2010 is $16,391 and $1,973, respectively, and is included in equipment on long-term lease on the Consolidated Balance Sheet. Future minimum payments under capitalized leases are as follows:

Year	Future Minimum Payments
2011	$1,775
2012	1,951
2013	4,791
2014	—
2015	—
2016 and thereafter	—

        We enter into purchase obligations which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $159,012 in 2011, $8,203 in 2012, $95 in 2013 and $0 in 2014 and 2015.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Commitments and Contingencies (Continued)

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2010 was approximately $10,366.

        We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business (see Item 3 Legal Proceedings). In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

11. Discontinued Operations

        On November 25, 2008 we sold certain assets and liabilities of our industrial gas turbine engine business. As a result of this transaction, we recorded a pre-tax charge of $2,209 ($1,403 after tax), in the second quarter ended November 30, 2008 representing the loss on disposal. The loss on disposal represents the difference between the consideration received and the net book value of the assets sold. Revenues, pre-tax operating loss and pre-tax loss on disposal for fiscal years 2009 and 2008 for the discontinued operations are summarized as follows:

	For the Year Ended May 31,
	2009	2008
Revenues	$852	$6,104
Pre-tax operating loss	(841)	(925)
Pre-tax loss on disposal	(2,209)	—

12. Impairment Charges

Aircraft—Acquired Pre-September 11, 2001

        During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio. The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions. Based upon that review, and taking into consideration the desire to improve liquidity and generate cash, we made the decision to sell one of the four aircraft acquired before September 11, 2001, and offer two of the remaining three for sale. As a result of this review and taking into consideration our assessment of current market conditions, the Company recorded a $21,033 pre-tax impairment charge to reduce the carrying value of the three aircraft to their net realizable value. As of May 31, 2010, the carrying value of the one remaining aircraft subject to the impairment charge and offered for sale was approximately $3,400.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

12. Impairment Charges (Continued)

Parts and Engines—Acquired Pre-September 11, 2001

        During the fourth quarter of fiscal 2009, we recorded a $10,100 pre-tax impairment charge on inventory and engines that had been acquired prior to September 11, 2001. This inventory was subject to impairment charges recorded in previous fiscal years. The fiscal 2009 impairment charge was triggered by declining conditions in the commercial aviation industry and a slowdown in the sales volume of these assets during the fiscal year.

13. Other Noncurrent Assets

        At May 31, 2010 and 2009, other noncurrent assets consisted of the following:

	May 31,
	2010	2009
Capitalized program development costs	$48,767	$38,034
Cash surrender value of life insurance	13,383	12,193
Investment in leveraged lease	—	9,006
Notes receivable	2,143	7,341
Debt issuance costs	4,722	4,897
Licenses and rights	175	768
Other	16,307	11,108

	$85,497	$83,347

Program Development Costs

        In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new A400M cargo aircraft. We are a subcontractor to PFW on this Airbus program. Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M. As of May 31, 2010, we have capitalized, net of reimbursements, approximately $48,800 of costs associated with the engineering and development of the cargo system. Sales and related cost of sales will be recognized on the units of delivery method.

14. Business Segment Information

Segment Reporting

        We report our activities in four business segments: Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems. In fiscal 2010, we revised our segments to align with the way our Chief Executive Officer now evaluates performance and the way we are internally organized. Prior year information was revised to conform with our new segment presentation.

        Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components principally to the commercial aviation market. We also offer customized inventory supply chain management programs. Sales also include the sale and lease of commercial aircraft and jet engines and technical and advisory services. Cost

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

14. Business Segment Information (Continued)

of sales consists principally of the cost of product, direct labor, overhead (primarily indirect labor, facility cost and insurance) and the cost of lease revenue (primarily depreciation and insurance).

        Sales in the Government and Defense Services segment are derived from the sale of new and overhauled engine and airframe parts and components, customized performance based logistics programs, expeditionary airlift services, aircraft modifications and engineering, design, and integration services to our government and defense customers. Cost of sales consists principally of the cost of the product (primarily aircraft and engine parts), direct labor, overhead and aircraft maintenance costs.

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

        Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment is as follows:

	For the Year Ended May 31,
	2010	2009	2008
Net sales:
Aviation Supply Chain	$405,955	$468,085	$573,880
Government and Defense Services	194,944	174,391	167,713
Maintenance, Repair and Overhaul	301,348	348,810	303,976
Structures and Systems	449,904	432,690	339,350

	$1,352,151	$1,423,976	$1,384,919

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

14. Business Segment Information (Continued)

	For the Year Ended May 31,
	2010	2009	2008
Gross profit:
Aviation Supply Chain	$70,490	$84,243	$136,417
Government and Defense Services	42,304	39,507	35,606
Maintenance, Repair and Overhaul	38,206	51,281	44,230
Structures and Systems	92,519	66,584	47,819

	$243,519	$241,615	$264,072

	May 31,
	2010	2009	2008
Total assets:
Aviation Supply Chain	$546,067	$634,307	$651,909
Government and Defense Services	308,725	67,618	68,033
Maintenance, Repair and Overhaul	220,159	221,070	185,492
Structures and Systems	276,297	281,410	280,791
Corporate	149,794	171,500	173,038

	$1,501,042	$1,375,905	$1,359,263

	For the Year Ended May 31,
	2010	2009	2008
Capital expenditures:
Aviation Supply Chain	$3,965	$3,055	$3,513
Government and Defense Services	2,830	381	485
Maintenance, Repair and Overhaul	7,097	6,391	6,487
Structures and Systems	12,914	15,906	14,830
Corporate	2,049	1,802	5,019

	$28,855	$27,535	$30,334

	For the Year Ended May 31,
	2010	2009	2008
Depreciation and amortization:
Aviation Supply Chain	$13,472	$18,194	$23,246
Government and Defense Services	4,007	1,092	1,493
Maintenance, Repair and Overhaul	6,904	6,531	4,446
Structures and Systems	10,625	10,286	7,307
Corporate	3,922	3,991	3,121

	$38,930	$40,094	$39,613

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

14. Business Segment Information (Continued)

        The following table reconciles segment gross profit to consolidated income from continuing operations before provision for income taxes.

	For the Year Ended May 31,
	2010	2009	2008
Segment gross profit	$243,519	$241,615	$264,072
Selling, general and administrative	(153,299)	(147,219)	(135,502)
Earnings from joint ventures	112	8,496	5,948
Gain (loss) on extinguishment of debt	893	14,701	(2,040)
Interest expense	(26,832)	(31,416)	(29,491)
Interest income	945	1,465	1,821
Gain (loss) on sale of investments	(1,150)	(1,393)	532

Income from continuing operations before provision for income taxes	$64,188	$86,249	$105,340

        No single non-government customer represents 10% or more of total sales in any of the last three fiscal years. Sales to the U.S. Department of Defense, other U.S. government agencies and their contractors by segment are as follows:

	For the Year Ended May 31,
	2010	2009	2008
Aviation Supply Chain	$10,372	$9,138	$22,633
Government and Defense Services	162,575	125,885	103,782
Maintenance, Repair and Overhaul	34,179	36,453	33,660
Structures and Systems	400,222	361,574	278,426

	$607,348	$533,050	$438,501

Percentage of total sales	44.9%	37.4%	31.7%

Geographic Data

	May 31,
	2010	2009
Long-lived assets:
United States	$631,203	$516,010
Europe	6,252	8,369
Other	158	214

	$637,613	$524,593

        Sales to unaffiliated customers in foreign countries, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

14. Business Segment Information (Continued)

domestic subsidiaries), were approximately $289,435 (21.4% of total sales), $302,016 (21.2% of total sales) and $330,132 (23.7% of total sales) in fiscal 2010, 2009 and 2008, respectively.

15. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2010 and 2009 follows.

Fiscal 2010

Quarter	Sales	Gross Profit	Income from Continuing Operations	Diluted Earnings Per Share— Continuing Operations
First	$341,523	$54,023	$9,158	$0.27
Second	328,684	63,860	13,193	0.34
Third	309,607	58,925	9,785	0.26
Fourth	372,337	66,711	11,066	0.29

	$1,352,151	$243,519	$43,202	$1.16

Fiscal 2009

Quarter	Sales	Gross Profit	Income from Continuing Operations	Diluted Earnings Per Share— Continuing Operations
First	$359,904	$67,138	$15,306	$0.39
Second	353,572	48,809	12,025	0.31
Third	338,792	64,625	17,214	0.43
Fourth	371,708	61,043	14,176	0.36

	$1,423,976	$241,615	$58,721	$1.50

16. Allowance for Doubtful Accounts

	May 31,
	2010	2009	2008
Balance, beginning of year	$4,677	$5,977	$3,885
Provision charged to operations	2,505	4,762	3,460
Deductions for accounts written off, net of recoveries	(2,409)	(6,062)	(1,368)

Balance, end of year	$4,773	$4,677	$5,977

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2010, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

        There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "AIR". On November 3, 2009, our Chief Executive Officer certified to the NYSE pursuant to Rule 303A.12(a) that, as of the date of that certification, he was not aware of any violation by the Company of the NYSE's Corporate Governance listings standards.

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

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2010.

        The scope of managements' assessment of the effectiveness of internal control over financial reporting includes all of the Company's business units except for AWS, which was acquired by the Company on April 7, 2010. Consolidated sales for the year-ended May 31, 2010 were $1,352,151, of which AWS represented $29,768. Consolidated assets as of May 31, 2010 were $1,501,042, of which AWS represented $226,403.

        KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited AAR CORP. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        The scope of managements' assessment of the effectiveness of internal control over financial reporting as of May 31, 2010 includes all of the Company's business units except for Aviation Worldwide Services ("AWS"), which was acquired by the Company on April 7, 2010. Consolidated sales for the year-ended May 31, 2010 were $1,352,151, of which AWS represented $29,768. Consolidated assets as of May 31, 2010 were $1,501,042, of which AWS represented $226,403. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of AWS.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and cash flows for each of the years in the three-year period ended May 31, 2010, and our report dated July 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Chicago, Illinois
July 16, 2010

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about the Director Nominees and Continuing Directors" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "Corporate Governance—Board Committees" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Business Ethics and Conduct" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. For a description of those procedures, see the caption "Corporate Governance—Board Committees—Nominating and Governance Committee" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the following captions: (a) "Executive Compensation—Compensation Committee's Report on Executive Compensation," (b) "Executive Compensation—Summary Compensation Table," (c) "Executive Compensation—Grants of Plan-Based Awards Table," (d) "Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table," (e) "Executive Compensation—Option Exercises and Stock Vested Table," (f) "Executive Compensation—Pension Benefits Table," (g) "Executive Compensation—Non-Qualified Deferred Compensation Table," (h) "Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control of the Company," (i) "Corporate Governance—Director Compensation," and (j) "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

        The following table provides information as of May 31, 2010 with respect to the Company's compensation plans under which equity securities of the Company are authorized for issuance (shares in thousands):

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,543	$19.28	5,141
Equity compensation plans not approved by security holders	—	—	—

Total	1,543	$19.28	5,141

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Corporate Governance—Director Independence" and "Corporate Governance—Related Person Transaction Policy" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Financial Statement Disclosures

        The following financial statements are filed as a part of this report under "Item 8—Financial Statements and Supplementary Data".

Page
Report of Independent Registered Public Accounting Firm	31
Financial Statements—AAR CORP. and Subsidiaries:
Consolidated Statements of Operations for the three years ended May 31, 2010	32
Consolidated Balance Sheets as of May 31, 2010 and 2009	34-35
Consolidated Statements of Changes in Equity for the three years ended May 31, 2010	36
Consolidated Statements of Cash Flows for the three years ended May 31, 2010	37
Notes to Consolidated Financial Statements	38-73
Selected quarterly data (unaudited) for the years ended May 31, 2010 and 2009 (Note 15 of Notes to Consolidated Financial Statements)	73

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

AAR CORP. (Registrant)
Date: July 16, 2010	BY:	/s/ DAVID P. STORCH David P. Storch Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID P. STORCH David P. Storch	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	President and Chief Operating Officer; Director
/s/ RICHARD J. POULTON Richard J. Poulton	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President and Controller (Principal Accounting Officer)
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director	July 16, 2010
/s/ JAMES G. BROCKSMITH, JR. James G. Brocksmith, Jr.	Director
/s/ GERALD F. FITZGERALD, JR. Gerald F. Fitzgerald, Jr.	Director
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director
/s/ JAMES E. GOODWIN James E. Goodwin	Director
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
/s/ RONALD B. WOODARD Ronald B. Woodard	Director

EXHIBIT INDEX

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[14]
		3.2	By-Laws, as amended and restated through July 9, 2008.[32]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and Computershare Trust Company dated July 11, 2007.[25]
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
4.11
Credit Agreement dated August 31, 2006 among AAR CORP., Bank of America National Association (as successor by merger to LaSalle Bank National Association), as administrative agent, and the various financial institutions party thereto,[22] as amended August 31, 2007,[26] March 14, 2008[29] and April 7, 2010 (filed herewith).
		4.12	Form of 1.625% Convertible Senior Note due 2014.[28]
		4.13	Form of 2.25% Convertible Senior Note due 2016.[28]
		4.14	Indenture for 1.625% Convertible Senior Notes due 2014 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[28]
		4.15	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[28]

	Index		Exhibits
		4.16	Master Loan Agreement between EP Aviation, LLC and The Huntington National Bank dated as of April 23, 2010, together with the Guaranty dated April 23, 2010 made by AAR CORP. in favor of the Huntington Bank.[36]
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*	Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[8] as amended June 27, 2003,[10] May 5, 2005,[15] July 12, 2005,[20] June 23, 2006, [24] January 23, 2007[24] and January 27, 2007.[29]
		10.2*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[3] amended May 26, 2000[6] and April 10, 2001.[7]
		10.3*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005,[21] as amended July 11, 2007,[24] October 17, 2007[29] and June 11, 2010 (filed herewith).
		10.4*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[7]
		10.5*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko.[6]
		10.6*	AAR CORP. Nonemployee Directors' Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.[23]
		10.7*	Severance and Change in Control Agreement dated January 14, 2000 between the Registrant and James J. Clark.[9]
		10.8	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[11]
		10.9	Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[11]
		10.10	Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of June 14, 2004, as amended January 21, 2005,[15] May 19, 2006,[23] May 16, 2008[35] and March 2, 2010 (filed herewith).
		10.11*	Form of Non-Qualified Stock Option Agreement (filed herewith).
		10.12*	Form of Restricted Stock Agreement (filed herewith).
		10.13*	Form of Performance Restricted Stock Agreement (filed herewith).
		10.14*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[18]

	Index		Exhibits
		10.15*	Form of Director Restricted Stock Agreement (filed herewith).
		10.16*	Form of Split Dollar Insurance Agreement.[23]
		10.17	Confirmation of OTC Convertible Note Hedge Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[27]
		10.18	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[27]
		10.19	Confirmation of OTC Warrant Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[27]
		10.20	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[27]
		10.21*	Amended and Restated Letter Agreement dated as of June 5, 2008 between AAR CORP. and Howard A. Pulsifer.[27]
		10.22*	Form of Severance and Change in Control Agreement effective from and after July 9, 2008 (entered into between the Registrant and each of Richard J. Poulton and Robert J. Regan).[32]
		10.23	Form of Directors' and Officers' Indemnification Agreement.[33]
		10.24*	Amended and Restated Employment Agreement dated May 31, 2010 between Registrant and David P. Storch.[37]
		10.25*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Romenesko, Clark and Sharp).[34]
		10.26*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Poulton and Regan).[34]
		10.27*	Second Agreement to Amended and Restated Change in Control Agreement between the Registrant and Timothy J. Romensko.[38]
		10.28*	Short-Term Incentive Plan for Senior Executives (filed herewith).
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 16, 2010 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).

	Index		Exhibits
		31.2	Section 302 Certification dated July 16, 2010 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 16, 2010 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 16, 2010 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).

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

35
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2009.

36
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 27, 2010.

37
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 10, 2010.

38
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 18, 2010.