Form 10-Q
period 2010-08-31
AAR CORP
filed 2010-09-23
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2010

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

As of August 31, 2010, there were 39,662,816 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2010

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2010 and May 31, 2010

(In thousands)

	August 31,	May 31,
	2010	2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$52,155	$79,370
Accounts receivable, less allowances of $4,783 and $4,773, respectively	245,096	238,466
Inventories	378,171	370,282
Rotable spares and equipment on or available for short-term lease	141,830	126,622
Deposits, prepaids and other	33,516	27,194
Deferred tax assets	21,495	21,495
Total current assets	872,263	863,429

Property, plant and equipment, net of accumulated depreciation of $202,940 and $194,139, respectively	250,492	224,866

Other assets:
Goodwill and other intangible assets, net	165,731	169,253
Equipment on long-term lease	104,920	109,564
Investment in joint ventures	47,744	48,433
Other	91,583	85,497
	409,978	412,747
	$1,532,733	$1,501,042

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2010 and May 31, 2010

(In thousands)

	August 31,	May 31,
	2010	2010
	(Unaudited)
Liabilities and equity:
Current liabilities:
Short-term debt	$60,000	$45,009
Current maturities of long-term debt	53,278	53,292
Current maturities of non-recourse long-term debt	773	757
Current maturities of long-term capital lease obligations	1,827	1,775
Accounts payable	130,112	114,906
Accrued liabilities	103,243	109,811
Total current liabilities	349,233	325,550

Long-term debt, less current maturities	313,191	317,594
Non-recourse debt	11,655	11,855
Capital lease obligations	6,253	6,742
Deferred tax liabilities	58,138	57,335
Other liabilities and deferred income	34,604	35,616
	423,841	429,142

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 45,262 and 44,870 shares, respectively	45,262	44,870
Capital surplus	419,577	416,842
Retained earnings	432,961	419,287
Treasury stock, 5,599 and 5,386 shares at cost, respectively	(108,049)	(104,447)
Accumulated other comprehensive loss	(29,536)	(29,646)
Total AAR shareholders’ equity	760,215	746,906
Noncontrolling interest	(556)	(556)
Total equity	759,659	746,350
	$1,532,733	$1,501,042

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2010 and 2009

(Unaudited)

(In thousands, except per share data)

	Three Months Ended August 31,
	2010	2009
Sales:
Sales from products	$287,709	$272,529
Sales from services	124,488	68,994
	412,197	341,523
Cost and operating expenses:
Cost of products	242,352	243,469
Cost of services	98,957	44,031
Selling, general and administrative	42,705	36,892
	384,014	324,392
Earnings from joint ventures	28	83
Operating income	28,211	17,214
Gain on extinguishment of debt	97	913
Interest expense	(7,431)	(6,557)
Interest income	160	316
Income before provision for income taxes	21,037	11,886
Provision for income taxes	7,363	2,728
Net income attributable to AAR and noncontrolling interest	13,674	9,158
Loss attributable to noncontrolling interest	—	1,046
Net income attributable to AAR	$13,674	$10,204

Earnings per share – basic	$0.36	$0.27
Earnings per share – diluted	$0.35	$0.27

Weighted average common shares outstanding – basic	38,411	38,090
Weighted average common shares outstanding – diluted	42,854	42,574

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2010 and 2009

(Unaudited)

(In thousands)

	Three Months Ended August 31,
	2010	2009
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$13,674	$9,158
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	14,367	8,697
Amortization of debt discount	3,011	2,867
Deferred tax provision	1,352	(5,609)
Tax benefits from exercise of stock options	(1)	(189)
Gain on extinguishment of debt	(97)	(913)
Earnings from joint ventures	(28)	(83)
Changes in certain assets and liabilities:
Accounts and notes receivable	(2,859)	24,469
Inventories	(8,482)	3,046
Rotable spares and equipment on or available for short-term lease	(15,276)	7,795
Equipment on long-term lease	2,076	2,407
Accounts payable	15,221	(6,369)
Accrued liabilities	(7,206)	(14,249)
Other liabilities	109	87
Other, primarily deposits and program costs	(8,643)	3,008
Net cash provided from operating activities	7,218	34,122
Cash flows from investing activities:
Property, plant and equipment expenditures	(37,046)	(8,943)
Proceeds from disposal of assets	15	30
Proceeds from aircraft joint ventures	598	37
Investment in aircraft joint ventures	(1,207)	(472)
Proceeds from leveraged leases	—	5,220
Other	(1,188)	(984)
Net cash used in investing activities	(38,828)	(5,112)
Cash flows from financing activities:
Change in short-term borrowings, net	14,991	103
Reduction in borrowings	(7,446)	(18,768)
Reduction in capital lease obligations	(436)	(540)
Reduction in equity due to convertible bond repurchases	(236)	(254)
Purchase of treasury stock	(2,539)	—
Stock option exercises	47	323
Tax benefits from exercise of stock options	1	189
Contributions from noncontrolling interest	—	231
Net cash provided from (used in) financing activities	4,382	(18,716)
Effect of exchange rate changes on cash	13	41
Increase (decrease) in cash and cash equivalents	(27,215)	10,335
Cash and cash equivalents, beginning of period	79,370	112,505
Cash and cash equivalents, end of period	$52,155	$122,840

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Three Months Ended August 31, 2010

(Unaudited)

(In thousands)

	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AAR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, May 31, 2010	$44,870	$(104,447)	$416,842	$419,287	$(29,646)	$746,906	$(556)	$746,350
Net income	—	—	—	13,674	—	13,674	—	13,674
Exercise of stock options and stock awards	4	(926)	938	—	—	16	—	16
Restricted stock activity	388	—	1,347	—	—	1,735	—	1,735
Repurchase of shares	—	(2,539)	—	—	—	(2,539)	—	(2,539)
Bond hedge and warrant activity	—	(137)	137	—	—	—	—	—
Equity portion of bond repurchase	—	—	313	—	—	313	—	313
Foreign currency translation gain	—	—	—	—	110	110	—	110
Balance, August 31, 2010	$45,262	$(108,049)	$419,577	$432,961	$(29,536)	$760,215	$(556)	$759,659

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2010

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The condensed consolidated balance sheet as of May 31, 2010 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2010, the condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2010 and 2009 and the condensed consolidated statement of changes in equity for the three-month period ended August 31, 2010.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 — Accounting for Stock-Based Compensation

We provide stock-based awards under the AAR CORP. Stock Benefit Plan (“Stock Benefit Plan”) which has been approved by our stockholders.  Under this plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant.  Generally, stock options awarded expire ten years from the date of grant and are exercisable in three, four or five equal annual increments commencing one year after the date of grant.  We issue common stock upon the exercise of stock options.  In addition to stock options, the Stock Benefit Plan also provides for the grant of restricted stock awards and performance based restricted stock awards.  The amount of performance-based awards earned is based on achievement of certain company wide financial goals or stock price targets.  The Stock Benefit Plan also provides for the grant of stock appreciation units; however, to date, no stock appreciation units have been granted.

We measure share-based compensation based on the fair value of the award at the grant date, and recognize the cost of share-based awards over the applicable service period, which is generally the vesting period.  Performance-based restricted stock compensation is recognized over the applicable service period and based on the level of achievement that is considered probable.

During the three-month periods ended August 31, 2010 and 2009, we granted stock options representing 691,471 shares and 687,000 shares, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The weighted average fair value of stock options granted during the three-month periods ended August 31, 2010 and 2009 was $7.94 and $7.40, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	August 31,
	2010	2009
Risk-free interest rate	1.9%	2.3%
Expected volatility of common stock	47.0%	49.2%
Dividend yield	0.0%	0.0%
Expected option term in years	5.8	6.0

The following table summarizes stock option activity for the three-month period ended August 31, 2010:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (years)	Value
Outstanding at May 31, 2010	1,543	$19.28
Granted	691	$17.27
Exercised	(3)	$15.51
Cancelled	(42)	$23.80
Outstanding at August 31, 2010	2,189	$18.51	5.6	$831
Exercisable at August 31, 2010	911	$19.82	5.5	$715

The total fair value of stock options that vested during the three-month periods ended August 31, 2010 and 2009 was $2,275 and $682, respectively.  The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2010 and 2009 was $4 and $534, respectively.  The tax benefit realized from stock options exercised during the three-month periods ended August 31, 2010 and 2009 was $1 and $189, respectively.  Expense charged to operations for stock options during the three-month periods ended August 31, 2010 and 2009 was $888 and $407, respectively.  As of August 31, 2010, we had $9,930 of unearned compensation related to stock options that will be amortized over an average remaining period of 2.5 years.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The fair value of restricted stock awards is the market value of our common stock on the date of grant.  Amortization expense related to restricted stock awards during the three-month periods ended August 31, 2010 and 2009 was $1,735 and $1,415, respectively.

Restricted share activity during the three-month period ended August 31, 2010 is as follows:

	Number of	Weighted Average
	Shares	Fair Value
	(in thousands)	on Grant Date
Unvested at May 31, 2010	1,205	$23.93
Granted	400	$17.32
Vested	(210)	$17.62
Forfeited	(12)	$20.53
Unvested at August 31, 2010	1,383	$23.01

During the three-month period ended August 31, 2010, we granted a total of 36,000 restricted shares to members of the Board of Directors.  As of August 31, 2010 we had $18,528 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.8 years.

Stock Repurchase Authorization

On June 20, 2006 our Board of Directors authorized us to purchase up to 1,500,000 shares of our common stock on the open market.  During the first quarter of fiscal 2011, we purchased 150,000 shares of our common stock on the open market at an average price of $16.92, leaving 1,028,300 shares still available for repurchase.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 3 — Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2010	2010
Raw materials and parts	$66,206	$62,737
Work-in-process	57,411	51,523
Purchased aircraft, parts, engines and components held for sale	254,554	256,022
	$378,171	$370,282

Note 4 — Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2010	2009
Interest paid	$3,609	$4,154
Income taxes paid	3,053	6,382
Income tax refunds received	67	55

Note 5 — Comprehensive Income

A summary of the components of comprehensive income is as follows:

	Three Months Ended
	August 31,
	2010	2009
Net income attributable to AAR and noncontrolling interest	$13,674	$10,204

Other comprehensive income —
Cumulative translation adjustments	110	432

Total comprehensive income	$13,784	$10,636

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 6 — Financing Arrangements

A summary of our recourse and non-recourse long-term debt is as follows:

	August 31,	May 31,
	2010	2010
Recourse debt

Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	$42,000	$42,000
Note payable due July 19, 2012 with interest at 7.22%, payable monthly	3,657	4,116
Note payable due May 1, 2015 with interest at 3.5%, payable monthly	61,905	64,225
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	70,801	69,957
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	49,623	53,652
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	102,425	100,828
Industrial revenue bonds (secured by trust indenture on property, plant and equipment) due December 1, 2010 and August 1, 2018 with floating interest rate, payable monthly	25,058	25,108
Total recourse debt	366,469	370,886
Current maturities of recourse debt	(53,278)	(53,292)
Long-term recourse debt	$313,191	$317,594

Non-recourse debt

Non-recourse note payable due July 19, 2012 with interest at 7.22%	$8,201	$8,201
Non-recourse note payable due April 3, 2015 with interest at 8.38%	4,227	4,411
Total non-recourse debt	12,428	12,612
Current maturities of non-recourse debt	(773)	(757)
Long-term non-recourse debt	$11,655	$11,855

During the first quarter of fiscal 2011, we retired $6,000 par value of our 2.25% convertible notes due March 1, 2010.  The notes were retired for $4,667 cash, and the gain of $97, after consideration of unamortized discount and debt issuance costs, is recorded in gain on extinguishment of debt on the condensed consolidated statements of income.

During the first quarter of fiscal 2010, we retired $10,500 par value of our 1.625% convertible notes due March 1, 2014 and $2,000 par value of our 2.25% convertible notes due March 1, 2016.  Collectively, the convertible notes were retired for $9,115 cash, and the gain of $913, after consideration of unamortized discount and debt issuance costs, is recorded in gain on extinguishment of debt on the condensed consolidated statements of income.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

At August 31, 2010, the face value of our long-term recourse debt was $412,000 and the estimated fair value was approximately $374,000.  The fair value was estimated using available market information.

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

As of August 31, 2010 and May 31, 2010, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	August 31,	May 31,
	2010	2010
Long-term debt:
Principal amount	$268,380	$274,380
Unamortized discount	(45,531)	(49,943)
Net carrying amount	$222,849	$224,437

Equity component, net of tax	$74,966	$74,653

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

As of August 31, 2010, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended
	August 31,
	2010	2009
Coupon interest	$1,247	$1,288
Amortization of deferred financing fees	189	195
Amortization of discount	3,011	2,867
Interest expense related to convertible notes	$4,447	$4,350

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

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

We use the “if-converted” method in calculating the diluted earnings per share effect of the assumed conversion of our contingently convertible debt issued in fiscal 2006 because the principal for that issuance can be settled in stock, cash or a combination thereof.  Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2010 and 2009.

	Three Months Ended
	August 31,
	2010	2009

Net income attributable to AAR	$13,674	$10,204

Basic shares:
Weighted average common shares outstanding	38,411	38,090

Earnings per share — basic	$0.36	$0.27

Net income attributable to AAR	$13,674	$10,204
Add: After-tax interest on convertible debt	1,371	1,288
Net income for diluted EPS calculation	$15,045	$11,492

Diluted shares:
Weighted average common shares outstanding	38,411	38,090
Additional shares from the assumed exercise of stock options	85	110
Additional shares from the assumed vesting of restricted stock	290	306
Additional shares from the assumed conversion of convertible debt	4,068	4,068
Weighted average common shares outstanding — diluted	42,854	42,574

Earnings per share — diluted	$0.35	$0.27

At August 31, 2010 and 2009, respectively, stock options to purchase 1,232,000 and 631,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

Note 8 —Aircraft Portfolio

Within our Aviation Supply Chain segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned.  These aircraft are available for lease or sale to commercial air carriers.

Joint Ventures

As of August 31, 2010, the Company had ownership interests in 26 aircraft with joint venture partners.  As of August 31, 2010, our equity investment in the 26 aircraft owned with joint venture partners was approximately $41,169 and is included in investment in joint ventures on the Condensed Consolidated Balance Sheet.  Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the three-month periods ended August 31, 2010 and 2009, we were paid $212 and $196, respectively, for such services.    The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended
	August 31,
	2010	2009
Sales	$12,266	$11,264
Income before provision for income taxes	254	356

	August 31,	May 31,
	2010	2010
Balance sheet information:
Assets	$250,464	$259,965
Debt	159,100	167,255
Members’ capital	88,018	89,449

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we own five aircraft for our own account.  A former lessee of two of our wholly-owned aircraft is in arrears for amounts due under the leases.  We have obtained a judgment against the lessee and its affiliated guarantor and expect to recover past due rental amounts.  Our net investments in these two aircraft after consideration of non-recourse financing are $7,426 and $5,246, respectively.  Our investment in the five wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	August 31,	May 31,
	2010	2010
Gross carrying value	$50,518	$50,854
Non-recourse debt	(16,085)	(16,728)
Non-recourse capital lease obligation	(8,061)	(8,492)
Net AAR investment	$26,372	$25,634

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 26 aircraft owned with joint venture partners and five wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
2	737-300	1987	US Airways	2011,2012	Re-lease/Disassemble
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
1	757-200	1989	US Airways	2012	Forward Sale 11/2011
1	747-400	1989	Delta Airlines	2014	Re-lease/Disassemble
1	737-300	1997	flyLAL Charters	2013	Re-lease
1	A320	1992	Air Canada	2015	Disassemble
18	737-400	1992-1997	Malaysia Airlines	Various(1)	Re-lease
26

Wholly-owned aircraft

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	MD83	1989	Meridiana	2011	Sale/Re-lease
2	A320	1992, 1997	Available	—	Re-lease
1	A320	1992	Air Canada	2015	Re-lease
1	CRJ 200	1999	Air Wisconsin	2017	Sale/Disassemble
5

(1)  5 aircraft in 2011; 11 aircraft in 2012 and 2 aircraft in 2013

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 9 — Business Segment Information

We report our activities in four business segments: Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems.  In fiscal 2010, we revised our segments to align with the way our Chief Executive Officer evaluates performance and the way we are internally organized.  Prior year information was revised to conform with our new segment presentation.

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2010.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  The expenses and assets related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended
	August 31,
	2010	2009
Sales:
Aviation Supply Chain	$108,070	$110,637
Government and Defense Services	129,330	36,743
Maintenance, Repair and Overhaul	76,819	79,217
Structures and Systems	97,978	114,926
	$412,197	$341,523

	Three Months Ended
	August 31,
	2010	2009
Gross profit:
Aviation Supply Chain	$20,127	$15,965
Government and Defense Services	23,022	7,705
Maintenance, Repair and Overhaul	10,107	10,539
Structures and Systems	17,632	19,814
	$70,888	$54,023

AAR CORP. and Subsidiaries

August 31, 2010

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

General Overview

We report our activities in four business segments:  Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems.  The table below sets forth consolidated sales for our four business segments for the three-month periods ended August 31, 2010 and 2009.

	Three Months Ended
	August 31,
	2010	2009
Sales:
Aviation Supply Chain	$108,070	$110,637
Government and Defense Services	129,330	36,743
Maintenance, Repair and Overhaul	76,819	79,217
Structures and Systems	97,978	114,926
	$412,197	$341,523

In approximately mid fiscal year 2008, many U.S. air carriers announced a series of cost reduction initiatives, including staffing reductions, route consolidations and capacity reductions.  These cost reductions were principally in response to high oil prices.  During fiscal 2009, U.S. air carriers further reduced capacity, principally in response to weak economic conditions in the U.S. and most other industrialized nations.  Certain foreign carriers also reduced capacity in response to weak world-wide economic conditions.  The reduction in the global operating fleet of passenger and cargo aircraft has resulted in reduced demand for parts support and maintenance activities for the types of aircraft affected.  Notwithstanding improving economic signs, the airlines are moving slowly to add capacity and resume more historically normal inventory provisioning activities.

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

During the first quarter of fiscal 2011, sales to global government and defense customers increased 44.7% compared to prior year and at August 31, 2010 represented 55.4% of consolidated sales.  The increase was largely driven by sales attributable to Aviation Worldwide Services (“AWS”), which the Company acquired on April 7, 2010.  Although it remains difficult for us to predict long-term demand for these types of products and services, we believe we are well positioned with our current portfolio of products and services and growth plans to benefit from longer-term U.S. military deployment and program management strategies.

Results of Operations

Three-Month Period Ended August 31, 2010

Consolidated sales for the first quarter ended August 31, 2010 increased $70,674 or 20.7% compared to the prior year period.  Sales to commercial customers were flat compared to the prior year, while sales to government and defense customers increased 44.7% reflecting the inclusion of AWS, and increased sales at the Company’s defense logistics business.

In the Aviation Supply Chain segment, sales declined $2,567 or 2.3% compared to the prior year.  Prior year’s sales included a $5,329 sale of an interest in an aircraft leveraged lease.  Gross profit in the Aviation Supply Chain segment increased $4,162 or 26.1% and the gross profit margin percentage increased to 18.6% from 14.4% in the prior year as the prior year gross profit was unfavorably impacted by the sale of the interest in a leveraged lease, in which the Company recorded a $3,800 negative gross profit margin.

In the Government and Defense Services segment, sales increased $92,587 or 252.0% compared to the prior year.  The sales increase reflects the inclusion of revenue from AWS which contributed $65,269 of revenue during the first quarter, as well as growth in the Company’s defense logistics business due to the ramp-up of a new performance-based logistics program.  Gross profit increased $15,317 or 198.8% and the gross profit margin percentage declined to 17.8% from 21.0% in the prior year reflecting lower margins in the defense logistics business due to transition costs associated with a new performance-based logistics program and a contract adjustment which lowered the pricing for services we deliver under another supply chain program.

In the Maintenance, Repair and Overhaul segment, sales declined $2,398 or 3.0% versus the prior year and gross profit declined $432 or 4.1%, and the gross profit margin percentage declined to 13.2% from 13.3% in the prior year.  The slight decline in sales and gross profit was attributable to slightly fewer maintenance events by our airline customers.

In the Structures and Systems segment, sales decreased $16,948 or 14.7% over the prior year reflecting an expected decline in the volume of our mobility products business.  Gross profit in the Structures and Systems segment decreased $2,182 or 11.0% due to the lower volume, and the gross profit margin percentage increased to 18.0% from 17.2% in the prior year due to the mix of products sold.

Operating income increased $10,997 or 63.9% compared with the prior year due the increase in sales, primarily in the Government and Defense Services segment, as well as an improvement in the consolidated gross profit margin to 17.2% versus 15.8% in the prior year.  Selling, general and administrative expenses increased $5,813 or 15.8% reflecting the inclusion of selling, general and administrative expenses of AWS.  Earnings from aircraft joint ventures were essentially flat at $28 compared to $83 in the prior year.  Net interest expense increased $1,030 or 16.5% compared to the prior year primarily due to an increase in outstanding borrowings.  Our effective income tax rate increased to 35.0% in the first quarter of fiscal 2011 compared to 23.0% last year, as the prior year rate reflected a favorable tax impact from the sale of the interest in the aircraft leveraged lease discussed above.

During the first quarter of fiscal 2011, we retired $6,000 par value of our 2.25% convertible notes resulting in a net gain on extinguishment of debt of $97.

Net income attributable to AAR was $13,674 compared to $10,204 in the prior year due to the factors discussed above.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets.  In addition to these cash sources, our current capital resources include our unsecured credit facility.  We regularly evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. Under a universal shelf registration statement filed with the Securities and Exchange Commission that became effective on December 12, 2008, we may offer and sell up to $300,000 of various types of securities, including common stock, preferred stock and medium-term or long-term debt securities, subject to market conditions.

At August 31, 2010, our liquidity and capital resources included cash of $52,155 and working capital of $523,030.  Our revolving credit agreement, as amended (the “Credit Agreement”) with various financial institutions, as lenders, and Bank of America National Association as successor by merger to LaSalle Bank National Association (“Bank of America”), as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.  The term of our Credit Agreement extends to August 31, 2011.  Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 237.5 basis points based on certain financial measurements.  Borrowings outstanding under this facility at August 31, 2010 were $60,000, and there were approximately $9,607 of outstanding letters of credit which reduced the availability of this facility.  In addition to our Credit Agreement, we also have $3,247 available under a foreign line of credit.

During the three-month period ended August 31, 2010, cash flow from operations was $7,218 primarily as a result of net income attributable to AAR and noncontrolling interest and depreciation and amortization of $31,052, partially offset by a net increase in certain assets and liabilities of $25,060, primarily reflecting investments in inventory and equipment on or available for short-term lease to support growth initiatives in several of the Company’s business units.

During the three-month period ended August 31, 2010, our investing activities used $38,828 of cash principally as a result of capital expenditures of $37,046, which mainly represent helicopters and other equipment purchased to support growth and improve operating performance in our Government and Defense Services segment.

During the three-month period ended August 31, 2010, our financing activities generated $4,382 of cash primarily due to an increase in short-term borrowings of $14,991, partially offset by a reduction in borrowings of $7,466 which includes the retirement of convertible notes for $4,667 cash, and the purchase of treasury stock for $2,539.

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

On August 31, 2010, our book value was $19.15 per share.  On August 31, 2010, our share price closed at $15.36 per share on the New York Stock Exchange and on September 22, 2010, our share price closed at $18.56 per share.  We considered this factor, along with other important factors, and concluded it was not necessary to perform a goodwill impairment test as of August 31, 2010.  We will continue to monitor market conditions, and the resultant impact, if any, on the carrying value of goodwill.

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

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  We are a subcontractor to Pfalz Flugzeugwerke GmbH (“PFW”) on this Airbus program.  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M.  As of August 31, 2010, we have capitalized, net of reimbursements, approximately $54,800 of costs associated with the engineering and development of the cargo system.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

Pension Plans

The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate is determined based on a review of long-term, high quality corporate bonds as of May 31, 2010, and models that match projected benefit payments to coupons and maturities from the high quality bonds.  The assumption for the expected long-term return on plan assets is developed through analysis of historical asset returns by investment category, our fund’s actual return experience and current market conditions.  Changes in the discount rate and differences between expected and actual return on plan assets may impact the amount of net periodic pension expense recognized in our consolidated statement of income.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Part II, Item 1A under the heading “Risk Factors” and to those set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2010.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our market risk as set forth in Item 7A of our Annual Report on Form 10-K for the year ended May 31, 2010.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2010.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2010.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(Dollars in thousands, except per share data)

(c)  The following table provides information about purchases we made during the quarter ended August 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
6/1/2010 – 6/30/2010	—	$—	—	$19,725
7/1/2010 – 7/31/2010	61,416	$16.97	—	$19,795
8/1/2010 – 8/31/2010	151,215	$16.93	150,000	$15,795

Total	212,631	$16.94	150,000

(1) These amounts include share repurchases pursuant to the Company’s stock repurchase plan, shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock, the impact of net share settlements on bond hedge and warrants associated with convertible bond repurchases and shares surrendered by employees in payment of the exercise price of stock options.

(2)  The Company’s common stock repurchase plan was approved by our Board of Directors on June 20, 2006.  As of August 31, 2010, 1,028,300 of the original 1,500,000 shares are still available for repurchase.

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

AAR CORP.
(Registrant)

Date:	September 23, 2010	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 23, 2010 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 23, 2010 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 23, 2010 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 23, 2010 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at August 31, 2010 and May 31, 2010, (ii) Condensed Consolidated Statements of Income for the three months ended August 31, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2010 and 2009, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended August 31, 2010 and (v) Notes to Condensed Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.