Form 10-Q
period 2010-11-30
AAR CORP
filed 2010-12-21
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2010

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

As of November 30, 2010, there were 39,677,152 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2010

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2010 and May 31, 2010

(In thousands)

	November 30,	May 31,
	2010	2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$49,320	$79,370
Accounts receivable, less allowances of $5,090 and $4,773, respectively	257,354	238,466
Inventories	387,175	370,282
Rotable spares and equipment on or available for short-term lease	137,373	126,622
Deposits, prepaids and other	29,047	27,194
Deferred tax assets	21,495	21,495
Total current assets	881,764	863,429

Property, plant and equipment, net of accumulated depreciation of $213,181 and $194,139, respectively	263,752	224,866

Other assets:
Goodwill and other intangible assets, net	161,517	169,253
Equipment on long-term lease	105,596	109,564
Investment in joint ventures	48,016	48,433
Other	96,582	85,497
	411,711	412,747
	$1,557,227	$1,501,042

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2010 and May 31, 2010

(In thousands)

	November 30,	May 31,
	2010	2010
	(Unaudited)
Liabilities and equity:
Current liabilities:
Short-term debt	$60,000	$45,009
Current maturities of long-term debt	53,252	53,292
Current maturities of non-recourse long-term debt	789	757
Current maturities of long-term capital lease obligations	1,858	1,775
Accounts payable	129,789	114,906
Accrued liabilities	106,118	109,811
Total current liabilities	351,806	325,550

Long-term debt, less current maturities	313,408	317,594
Non-recourse debt	11,452	11,855
Capital lease obligations	5,777	6,742
Deferred tax liabilities	59,341	57,335
Other liabilities and deferred income	34,551	35,616
	424,529	429,142

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,989 and 44,870 shares, respectively	44,989	44,870
Capital surplus	417,725	416,842
Retained earnings	449,775	419,287
Treasury stock, 5,311 and 5,386 shares at cost, respectively	(102,477)	(104,447)
Accumulated other comprehensive loss	(28,564)	(29,646)
Total AAR shareholders’ equity	781,448	746,906
Noncontrolling interest	(556)	(556)
Total equity	780,892	746,350
	$1,557,227	$1,501,042

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Six Months Ended November 30, 2010 and 2009

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Sales:
Sales from products	$317,593	$269,346	$605,302	$541,875
Sales from services	129,461	59,338	253,949	128,332
	447,054	328,684	859,251	670,207
Costs and operating expenses:
Cost of products	273,550	221,007	515,902	464,476
Cost of services	99,328	43,817	198,285	87,848
Selling, general and administrative	43,334	37,591	86,039	74,483
	416,212	302,415	800,226	626,807
Earnings from joint ventures	2,529	11	2,557	94
Operating income	33,371	26,280	61,582	43,494
Gain on extinguishment of debt	—	—	97	913
Interest expense	(7,579)	(6,463)	(15,010)	(13,020)
Interest income	76	290	236	606
Income before provision for income taxes	25,868	20,107	46,905	31,993
Provision for income taxes	9,054	6,914	16,417	9,642
Net income attributable to AAR and noncontrolling interest	16,814	13,193	30,488	22,351
Loss attributable to noncontrolling interest	—	119	—	1,165
Net income attributable to AAR	$16,814	$13,312	$30,488	$23,516

Earnings per share — basic	$0.44	$0.35	$0.80	$0.62

Earnings per share — diluted	$0.42	$0.34	$0.77	$0.61
Weighted average common shares outstanding — basic	38,301	38,143	38,335	38,121
Weighted average common shares outstanding — diluted	43,230	42,869	43,092	42,764

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2010 and 2009

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,
	2010	2009
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$30,488	$22,351
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	28,804	17,478
Amortization of debt discount	6,051	5,755
Stock-based compensation	5,828	4,004
Deferred tax provision	2,555	(5,666)
Tax benefits from exercise of stock options	(15)	(223)
Gain on extinguishment of debt	(97)	(913)
Earnings from joint ventures	(2,557)	(94)
Changes in certain assets and liabilities:
Accounts and notes receivable	(14,191)	30,171
Inventories	(16,951)	6,967
Rotable spares and equipment on or available for short-term lease	(10,926)	15,413
Equipment on long-term lease	(129)	1,223
Accounts payable	14,814	(18,595)
Accrued and other liabilities	(4,667)	(16,251)
Other, primarily deposits and program costs	(9,195)	(3,484)
Net cash provided from operating activities	29,812	58,136
Cash flows from investing activities:
Property, plant and equipment expenditures	(59,930)	(15,000)
Proceeds from disposal of assets	21	54
Proceeds from aircraft joint ventures	4,694	37
Investment in aircraft joint ventures	(4,483)	(4,117)
Proceeds from leveraged leases	—	5,220
Other	(1,381)	(1,302)
Net cash used in investing activities	(61,079)	(15,108)
Cash flows from financing activities:
Change in short-term borrowings, net	14,991	103
Reduction in borrowings	(10,482)	(49,481)
Reduction in capital lease obligations	(881)	(957)
Reduction in equity due to convertible bond repurchases	(236)	(254)
Purchase of treasury stock	(2,539)	—
Stock option exercises	347	465
Tax benefits from exercise of stock options	15	223
Contributions from noncontrolling interest	—	231
Net cash provided from (used in) financing activities	1,215	(49,670)
Effect of exchange rate changes on cash	2	(160)
Decrease in cash and cash equivalents	(30,050)	(6,802)
Cash and cash equivalents, beginning of period	79,370	112,505
Cash and cash equivalents, end of period	$49,320	$105,703

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Six Months Ended November 30, 2010

(Unaudited)

(In thousands)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2010	$44,870	$416,842	$419,287	$(104,447)	$(29,646)	$746,906	$(556)	$746,350
Net income	—	—	30,488	—	—	30,488	—	30,488
Exercise of stock options and stock awards	1	1,972	—	(573)	—	1,400	—	1,400
Tax benefit related to share-based plans	—	15	—	—	—	15	—	15
Restricted stock activity	118	(1,554)	—	5,219	—	3,783	—	3,783
Repurchase of shares	—	—	—	(2,539)	—	(2,539)	—	(2,539)
Bond hedge and warrant activity	—	137	—	(137)	—	—	—	—
Equity portion of bond repurchase	—	313	—	—	—	313	—	313
Foreign currency translation gain	—	—	—	—	1,082	1,082	—	1,082
Balance, November 30, 2010	$44,989	$417,725	$449,775	$(102,477)	$(28,564)	$781,448	$(556)	$780,892

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2010

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2010, the condensed consolidated statements of income for the three- and six-month periods ended November 30, 2010 and 2009, its cash flows for the six-month periods ended November 30, 2010 and 2009 and the condensed consolidated statement of changes in equity for the six-month period ended November 30, 2010.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

During the six-month periods ended November 30, 2010 and 2009, we granted stock options representing 708,970 shares and 687,000 shares, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The weighted average fair value of stock options granted during the six-month periods ended November 30, 2010 and 2009 was $7.98 and $7.40, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	November 30,
	2010	2009
Risk-free interest rate	1.8%	2.3%
Expected volatility of common stock	47.0%	49.2%
Dividend yield	0.0%	0.0%
Expected option term in years	5.8	6.0

The following table summarizes stock option activity for the six-month period ended November 30, 2010:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (years)	Value
Outstanding at May 31, 2010	1,543	$19.28
Granted	709	$17.37
Exercised	(22)	$15.75
Cancelled	(110)	$23.00
Outstanding at November 30, 2010	2,120	$18.38	8.3	$15,788
Exercisable at November 30, 2010	827	$19.59	5.0	$5,973

The total fair value of stock options that vested during the six-month periods ended November 30, 2010 and 2009 was $2,275 and $690, respectively.  The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2010 and 2009 was $87 and $631, respectively.  The tax benefit realized from stock options exercised during the six-month periods ended November 30, 2010 and 2009 was $15 and $223, respectively.  Expense charged to operations for stock options during the three-month periods ended November 30, 2010 and 2009 was $1,157 and $619, respectively.  Expense charged to operations for stock options during the six-month periods ended November 30, 2010 and 2009 was $2,045 and $1,027, respectively.  As of November 30, 2010, we had $8,939 of unearned compensation related to stock options that will be amortized over an average remaining period of 2.2 years.

The fair value of restricted stock awards is the market value of our common stock on the date of grant.  Amortization expense related to restricted stock awards during the three-month periods ended November 30, 2010 and 2009 was $2,048 and $1,562, respectively.  Amortization expense related to restricted stock awards during the six-month periods ended November 30, 2010 and 2009 was $3,783 and $2,977, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Restricted share activity during the six-month period ended November 30, 2010 is as follows:

	Number of	Weighted Average
	Shares	Fair Value
	(in thousands)	on Grant Date
Unvested at May 31, 2010	1,205	$23.93
Granted	402	$17.35
Vested	(216)	$17.74
Forfeited	(15)	$19.29
Unvested at November 30, 2010	1,376	$23.05

During the six-month period ended November 30, 2010, we granted a total of 36,000 restricted shares to members of the Board of Directors.  As of November 30, 2010 we had $16,480 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.5 years.

Stock Repurchase Authorization

On June 20, 2006 our Board of Directors authorized us to purchase up to 1,500,000 shares of our common stock on the open market.  During the six-month period ended November 30, 2010, we purchased 150,000 shares of our common stock on the open market at an average price of $16.92, leaving 1,028,300 shares still available for repurchase.

Note 3 — Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2010	2010
Raw materials and parts	$65,115	$62,737
Work-in-process	62,870	51,523
Purchased aircraft, parts, engines and components held for sale	259,190	256,022
	$387,175	$370,282

Note 4 — Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2010	2009
Interest paid	$6,834	$5,495
Income taxes paid	8,875	15,243
Income tax refunds received	67	441

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 5 — Comprehensive Income

A summary of the components of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Net income attributable to AAR and noncontrolling interest	$16,814	$13,193	$30,488	$22,351

Other comprehensive income (loss) —
Cumulative translation adjustments	972	952	1,082	1,384
Unrealized loss on investment, net of tax	—	(297)	—	(297)

Total comprehensive income	$17,786	$13,848	$31,570	$23,438

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 6 — Financing Arrangements

A summary of our recourse and non-recourse long-term debt is as follows:

	November 30,	May 31,
	2010	2010
Recourse debt

Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	$42,000	$42,000
Note payable due July 19, 2012 with interest at 7.22%, payable monthly	3,188	4,116
Note payable due May 1, 2015 with interest at 3.5%, payable monthly	59,583	64,225
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	71,659	69,957
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	50,175	53,652
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	104,055	100,828
Industrial revenue bond (secured by trust indenture on property, plant and equipment) due August 1, 2018 with floating interest rate, payable monthly	25,000	25,108
Total recourse debt	366,660	370,886
Current maturities of recourse debt	(53,252)	(53,292)
Long-term recourse debt	$313,408	$317,594

Non-recourse debt

Non-recourse note payable due July 19, 2012 with interest at 7.22%	$8,201	$8,201
Non-recourse note payable due April 3, 2015 with interest at 8.38%	4,040	4,411
Total non-recourse debt	12,241	12,612
Current maturities of non-recourse debt	(789)	(757)
Long-term non-recourse debt	$11,452	$11,855

During the six-month period ended November 30, 2010, we retired $6,000 par value of our 2.25% convertible notes due March 1, 2016.  The notes were retired for $4,667 cash, and the gain of $97, after consideration of unamortized discount and debt issuance costs, is recorded in gain on extinguishment of debt on the condensed consolidated statements of income.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

At November 30, 2010, the face value of our long-term recourse debt was $409,151 and the estimated fair value was approximately $409,000.  The fair value was estimated using available market information.

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

As of November 30, 2010 and May 31, 2010, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	November 30,	May 31,
	2010	2010
Long-term debt:
Principal amount	$268,380	$274,380
Unamortized discount	(42,491)	(49,943)
Net carrying amount	$225,889	$224,437

Equity component, net of tax	$74,966	$74,653

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

As of November 30, 2010 and 2009, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Coupon interest	$1,228	$1,273	$2,475	$2,561
Amortization of deferred financing fees	188	194	377	389
Amortization of discount	3,040	2,888	6,051	5,755
Interest expense related to convertible notes	$4,456	$4,355	$8,903	$8,705

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2010

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

November 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Net income attributable to AAR and noncontrolling interest	$16,814	$13,193	$30,488	$22,351
Loss attributable to noncontrolling interest	—	119	—	1,165
Net income attributable to AAR	$16,814	$13,312	$30,488	$23,516

Basic shares:
Weighted average common shares outstanding	38,301	38,143	38,335	38,121

Earnings per share — basic	$0.44	$0.35	$0.80	$0.62

Net income attributable to AAR	$16,814	$13,312	$30,488	$23,516
Add: After-tax interest on convertible debt	1,392	1,308	2,763	2,596
Net income for diluted EPS calculation	$18,206	$14,620	$33,251	$26,112

Diluted shares:
Weighted average common shares outstanding	38,301	38,143	38,335	38,121
Additional shares from the assumed exercise of stock options	274	214	172	156
Additional shares from the assumed vesting of restricted stock	587	444	517	419
Additional shares from the assumed conversion of convertible debt	4,068	4,068	4,068	4,068
Weighted average common shares outstanding — diluted	43,230	42,869	43,092	42,764

Earnings per share — diluted	$0.42	$0.34	$0.77	$0.61

At November 30, 2010 and 2009, respectively, stock options to purchase 449,000 and 562,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 8 —Aircraft Portfolio

Within our Aviation Supply Chain segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned.  These aircraft are available for lease or sale to commercial air carriers.

Joint Ventures

As of November 30, 2010, the Company had ownership interests in 24 aircraft with joint venture partners.  As of November 30, 2010, our equity investment in the 24 aircraft owned with joint venture partners was approximately $38,059 and is included in investment in joint ventures on the Condensed Consolidated Balance Sheet.  Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft. Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the six-month periods ended November 30, 2010 and 2009, we were paid $452 and $388, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Sales	$25,589	$11,170	$37,855	$22,434
Income before provision for income taxes	5,248	172	5,502	528

	November 30,	May 31,
	2010	2010
Balance sheet information:
Assets	$239,016	$259,965
Debt	147,441	167,255
Members’ capital	88,690	89,449

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we own five aircraft for our own account.  A former lessee of two of our wholly-owned aircraft is in arrears for amounts due under the leases.  We have obtained a judgment against the lessee and its affiliated guarantor and expect to recover past due rental amounts.  Our net investments in these two aircraft after consideration of non-recourse financing are $7,833 and $5,605, respectively.  Our investment in the five wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	November 30,	May 31,
	2010	2010
Gross carrying value	$49,875	$50,854
Debt	(15,428)	(16,728)
Capital lease obligation	(7,622)	(8,492)
Net AAR investment	$26,825	$25,634

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 24 aircraft owned with joint venture partners and five wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	737-300	1987	US Airways	2012	Re-lease/Disassemble
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
1	747-400	1989	Delta Airlines	2020	Re-lease/Disassemble
1	737-300	1997	Small Planet Airlines	2013	Re-lease
1	A320	1992	Air Canada	2015	Disassemble
18	737-400	1992-1997	Malaysia Airlines	Various(1)	Re-lease
24

Wholly-owned aircraft

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	MD83	1989	Meridiana	2011	Sale/Re-lease
2	A320	1992, 1997	Available	—	Re-lease
1	A320	1992	Air Canada	2015	Re-lease
1	CRJ 200	1999	Air Wisconsin	2017	Sale/Disassemble
5

(1)  4 aircraft in 2011 (Subsequent to November 30, 2010, the lessee agreed to extend the lease termination dates to fiscal years 2013 and 2014); 11 aircraft in 2012; 2 aircraft in 2013 and 1 aircraft in 2014

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 9 — Acquisitions

On April 7, 2010, we acquired Aviation Worldwide Services, a leading provider of expeditionary airlift services and aircraft modifications to the United States and other government customers. The purchase price was approximately $200,000 and was paid in cash.  We have made a preliminary purchase price allocation for the acquisition and expect to complete the purchase price allocation in March 2011.

Note 10 — Subsequent Event — Discontinued Operations

Subsequent to the close of the second quarter ended November 30, 2010, the Company concluded that it will exit its Amsterdam component repair facility, and is evaluating a number of strategic alternatives associated with the business unit, including the sale of the unit. The unit operates in a high cost area of Europe and has lost money over the past several quarters.  For the six-month period ended November 30, 2010, sales and pre-tax loss for the Amsterdam facility were $14,336 and $2,602, respectively.  The aggregate carrying value of the unit is approximately $11,000 and we expect to recover the carrying value.  The Company expects to report this unit as a discontinued operation beginning with the third quarter of fiscal 2011.

Note 11 — Business Segment Information

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Sales:
Aviation Supply Chain	$117,856	$102,159	$225,926	$212,796
Government and Defense Services	134,406	39,329	263,736	76,072
Maintenance, Repair and Overhaul	99,041	71,805	175,860	151,022
Structures and Systems	95,751	115,391	193,729	230,317
	$447,054	$328,684	$859,251	$670,207

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Gross profit:
Aviation Supply Chain	$19,838	$21,850	$39,965	$37,815
Government and Defense Services	24,129	8,450	47,151	16,155
Maintenance, Repair and Overhaul	12,290	8,577	22,397	19,116
Structures and Systems	17,919	24,983	35,551	44,797
	$74,176	$63,860	$145,064	$117,883

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

General Overview

We report our activities in four business segments:  Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems.  The table below sets forth consolidated sales for our four business segments for the three- and six-month periods ended November 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Sales:
Aviation Supply Chain	$117,856	$102,159	$225,926	$212,796
Government and Defense Services	134,406	39,329	263,736	76,072
Maintenance, Repair and Overhaul	99,041	71,805	175,860	151,022
Structures and Systems	95,751	115,391	193,729	230,317
	$447,054	$328,684	$859,251	$670,207

Over the last few quarters, many commercial airlines have reported increased revenues and profits, along with improving aircraft fleet capacity and utilization rates.  The improved commercial airline environment in large part correlates with the improving U.S. economy, which emerged from a deep recession in late 2009.  Beginning with our first quarter of fiscal 2011 ended August 31, 2010, we began to see the early signs of a recovery in demand for the products and services we offer our commercial customers.  This recovery gained momentum during our second quarter, as we experienced a 26.9% year-over-year increase in sales to commercial customers.

We expect many carriers will continue to seek ways to reduce their cost structure, including outsourcing more of their maintenance and support functions to third parties, while we believe other carriers who have historically outsourced their maintenance requirements will continue to do so.  We believe we remain well-positioned to respond to the commercial market with our broad range of products and services.

During the second quarter of fiscal 2011, sales to global government and defense customers increased 46.0% compared to prior year and at November 30, 2010 represented 51.1% of consolidated sales. The increase was largely driven by sales attributable to Aviation Worldwide Services (“Airlift”), which the Company acquired on April 7, 2010.  Although our airlift business today solely supports the U.S. Department of Defense, we are targeting other U.S. governmental agencies, as we believe our airlift services will be useful as the U.S. broadens its interest in non-military activities, including nation building.

Results of Operations

Three-Month Period Ended November 30, 2010

Consolidated sales for the second quarter ended November 30, 2010 increased $118,370 or 36.0% compared to the prior year period. Sales to commercial customers increased 26.9% compared to the prior year due to strong demand for supply chain and MRO services, while sales to government and defense customers increased 46.0% reflecting the inclusion of Airlift and increased sales at the Company’s defense logistics business.

In the Aviation Supply Chain segment, sales increased $15,697 or 15.4% compared to the prior year as our parts supply businesses benefitted from the improving airline environment and recent investments in high demand products.  Gross profit in the Aviation Supply Chain segment decreased $2,012 or 9.2% and the gross profit margin percentage decreased to 16.8% from 21.4% in the prior year due to the mix of products sold.

In the Government and Defense Services segment, sales increased $95,077 or 241.7% compared to the prior year.  The sales increase reflects the inclusion of revenue from Airlift which contributed $66,660 of revenue during the second quarter, as well as growth in the Company’s defense logistics business due to the ramp-up of a new performance-based logistics program.  Gross profit increased $15,679 or 185.6% and the gross profit margin percentage declined to 18.0% from 21.5% in the prior year reflecting lower margins in the defense logistics business due to transition costs associated with a new performance-based logistics program and a contract adjustment which lowered the pricing for services we deliver under another supply chain program.

In the Maintenance, Repair and Overhaul segment, sales increased $27,236 or 37.9% versus the prior year due to strong sales growth at our heavy maintenance and landing gear facilities as well as at our engineering services business.  Gross profit increased $3,713 or 43.3%, and the gross profit margin percentage increased to 12.4% from 11.9% in the prior year primarily due to increased volume.

In the Structures and Systems segment, sales decreased $19,640 or 17.0% over the prior year reflecting an expected decline in the volume at our mobility products business.  Gross profit in the Structures and Systems segment decreased $7,064 or 28.3% and the gross profit margin percentage decreased to 18.7% from 21.7% in the prior year due to the mix of products sold and lower volume.

Operating income increased $7,091 or 27.0% compared with the prior year due the increase in sales.  Selling, general and administrative expenses increased $5,743 or 15.3% reflecting the inclusion of selling, general and administrative expenses of Airlift, and approximately $1,000 in severance costs at our Amsterdam component repair facility.  Earnings from aircraft joint ventures increased $2,518 compared to the prior year principally due to an aircraft sale from our joint venture aircraft portfolio. Net interest expense increased $1,330 or 21.5% compared to the prior year primarily due to an increase in outstanding borrowings.  Our effective income tax rate increased slightly to 35.0% in the second quarter of fiscal 2011 compared to 34.4% last year.

Net income attributable to AAR was $16,814 compared to $13,312 in the prior year due to the factors discussed above.

Six-Month Period Ended November 30, 2010

Consolidated sales for the six-months ended November 30, 2010 increased $189,044 or 28.2% compared to the prior year period. Sales to commercial customers increased 13.1% compared to the prior year due to increased demand for supply chain and MRO and engineering services, while sales to government and defense customers increased 45.4% reflecting the inclusion of Airlift and increased sales at the Company’s defense logistics business.

In the Aviation Supply Chain segment, sales increased $13,130 or 6.2% compared to the prior year as our parts supply businesses benefitted from the improving airline environment and recent investments in high demand products.  Prior year sales included a $5,329 sale of an interest in an aircraft leveraged lease. Gross profit in the Aviation Supply Chain segment increased $2,150 or 5.7% and the gross profit margin percentage declined slightly to 17.7% from 17.8% in the prior year due to the mix of products sold.  Prior year gross profit was negatively impacted by the sale of the interest in a leveraged lease, in which the Company recorded a $3,800 negative gross profit margin.

In the Government and Defense Services segment, sales increased $187,664 or 246.7% compared to the prior year.  The sales increase reflects the inclusion of revenue from Airlift which contributed $131,928 of revenue during the first six month of fiscal 2011, as well as growth in the Company’s defense logistics business due to the ramp-up of a new performance-based logistics program. Gross profit increased $30,996 or 191.9% and the gross profit margin percentage declined to 17.9% from 21.2% in the prior year reflecting lower margins in the defense logistics business due to transition costs associated with a new performance-based logistics program and a contract adjustment which lowered the pricing for services we deliver under another supply chain program.

In the Maintenance, Repair and Overhaul segment, sales increased $24,838 or 16.4% versus the prior year due to strong sales growth at our heavy maintenance and landing gear facilities as well as at our engineering services business.  Gross profit increased $3,281 or 17.2% due to increased volume and the gross profit margin percentage remained flat at 12.7%.

In the Structures and Systems segment, sales decreased $36,588 or 15.9% over the prior year reflecting an expected decline in the volume of our mobility products business.  Gross profit in the Structures and Systems segment decreased $9,246 or 20.6% and the gross profit margin percentage decreased to 18.4% from 19.5% in the prior year due to the mix of products sold and lower volume.

Operating income increased $18,088 or 41.6% compared with the prior year due to the increase in sales, primarily in the Government and Defense Services segment.  Selling, general and administrative expenses increased $11,556 or 15.5% reflecting the inclusion of selling, general and administrative expenses of Airlift. Earnings from aircraft joint ventures increased $2,463 compared to the prior year due to an aircraft sale from our joint venture aircraft portfolio during our second quarter.  Net interest expense increased $2,360 or 19.0% compared to the prior year primarily due to an increase in outstanding borrowings. Our effective income tax rate increased to 35.0% in the second quarter of fiscal 2011 compared to 30.1% last year, as the prior year rate reflected a favorable tax impact from the sale of the interest in the aircraft leveraged lease discussed above.

During the six months ended November 30, 2010, we retired $6,000 par value of our 2.25% convertible notes resulting in a net gain on extinguishment of debt of $97.

Net income attributable to AAR was $30,488 compared to $23,516 in the prior year due to the factors discussed above.

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

At November 30, 2010, our liquidity and capital resources included cash of $49,320 and working capital of $529,958. Our revolving credit agreement, as amended (the “Credit Agreement”) with various financial institutions, as lenders, and Bank of America National Association as successor by merger to LaSalle Bank National Association (“Bank of America”), as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total. The term of our Credit Agreement extends to August 31, 2011.  Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 237.5 basis points based on certain financial measurements. Borrowings outstanding under this facility at November 30, 2010 were $60,000, and there were approximately $10,381 of outstanding letters of credit which reduced the availability of this facility.  In addition to our Credit Agreement, we also have $3,247 available under a foreign line of credit.

During the six-month period ended November 30, 2010, cash flow from operations was $29,812 primarily as a result of net income attributable to AAR and noncontrolling interest and depreciation and amortization of $65,343, partially offset by a net increase in certain assets and liabilities of $35,417, primarily reflecting investments in inventory and equipment on or available for short-term lease to support growth initiatives in several of the Company’s business units.

During the six-month period ended November 30, 2010, our investing activities used $61,079 of cash principally as a result of capital expenditures of $59,930, which mainly represents helicopters and other equipment purchased to support growth and improve operating performance in our Government and Defense Services segment.

During the six-month period ended November 30, 2010, our financing activities generated $1,215 of cash primarily due to an increase in short-term borrowings of $14,991, partially offset by a reduction in other borrowings of $10,482 which includes the retirement of convertible notes for $4,667 cash, and the purchase of treasury stock for $2,539.

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

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  We are a subcontractor to Pfalz Flugzeugwerke GmbH (“PFW”) on this Airbus program.  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M.  As of November 30, 2010, we have capitalized, net of reimbursements, approximately $59,000 of costs associated with the engineering and development of the cargo system.  Sales and related cost of sales will be recognized on the units of delivery method. In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

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

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2010.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On October 29, 2010, the Company entered into a settlement agreement with Liberty Mutual Insurance Company, which resulted in the dismissal of the lawsuit filed by Liberty Mutual in the Circuit Court of Cook County, Illinois with respect to defense costs incurred in the Company’s previously settled environmental proceedings brought by the Michigan Department of National Resources and Environment involving the Company’s Cadillac, Michigan facility.

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

AAR CORP.
(Registrant)

Date:	December 21, 2010	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

4.	Instruments defining the rights of security holders	4.1	Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010 (filed herewith).

		4.2	Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010 (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated December 21, 2010 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated December 21, 2010 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated December 21, 2010 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated December 21, 2010 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2010 and May 31, 2010, (ii) Condensed Consolidated Statements of Income for the three- and six months ended November 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2010 and 2009, (iv) Condensed Consolidated Statement of Changes in Equity for the six months ended November 30, 2010 and (v) Notes to Condensed Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.