Form 10-Q
period 2011-02-28
AAR CORP
filed 2011-03-22
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2011

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

As of February 28, 2011, there were 39,739,031 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2011

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2011 and May 31, 2010

(In thousands)

	February 28,	May 31,
	2011	2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$54,716	$79,370
Accounts receivable, less allowances of $4,491 and $4,773, respectively	300,030	238,466
Inventories	385,436	370,282
Rotable spares and equipment on or available for short-term lease	138,028	126,622
Deposits, prepaids and other	28,134	27,194
Deferred tax assets	21,495	21,495
Total current assets	927,839	863,429

Property, plant and equipment, net of accumulated depreciation of $224,393 and $194,139, respectively	318,857	224,866

Other assets:
Goodwill and other intangible assets, net	159,055	169,253
Equipment on long-term lease	101,813	109,564
Investment in joint ventures	47,274	48,433
Other	101,153	85,497
	409,295	412,747
	$1,655,991	$1,501,042

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2011 and May 31, 2010

(In thousands)

	February 28,	May 31,
	2011	2010
	(Unaudited)
Liabilities and equity:
Current liabilities:
Short-term debt	$60,000	$45,009
Current maturities of long-term debt	53,295	53,292
Current maturities of non-recourse long-term debt	806	757
Current maturities of long-term capital lease obligations	1,891	1,775
Accounts and trade notes payable	200,656	114,906
Accrued liabilities	102,534	109,811
Total current liabilities	419,182	325,550

Long-term debt, less current maturities	313,671	317,594
Non-recourse debt	11,244	11,855
Capital lease obligations	5,291	6,742
Deferred tax liabilities	69,127	57,335
Other liabilities and deferred income	32,880	35,616
	432,213	429,142

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,989 and 44,870 shares, respectively	44,989	44,870
Capital surplus	421,308	416,842
Retained earnings	467,693	419,287
Treasury stock, 5,247 and 5,386 shares at cost, respectively	(101,281)	(104,447)
Accumulated other comprehensive loss	(27,557)	(29,646)
Total AAR shareholders’ equity	805,152	746,906
Noncontrolling interest	(556)	(556)
Total equity	804,596	746,350
	$1,655,991	$1,501,042

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended February 28, 2011 and 2010

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Sales:
Sales from products	$308,349	$243,815	$903,058	$771,196
Sales from services	142,682	57,030	392,888	180,411
	451,031	300,845	1,295,946	951,607
Costs and operating expenses:
Cost of products	265,435	201,002	772,026	647,581
Cost of services	107,823	41,627	302,468	130,421
Selling, general and administrative	42,527	34,091	124,643	105,121
	415,785	276,720	1,199,137	883,123
Earnings from joint ventures	56	56	2,613	150
Operating income	35,302	24,181	99,422	68,634
Gain on extinguishment of debt	—	—	97	913
Interest expense	(7,595)	(6,523)	(22,607)	(19,541)
Interest income	62	146	298	752
Loss on investment	—	(1,876)	—	(1,876)
Income from continuing operations before provision for income taxes	27,769	15,928	77,210	48,882
Provision for income taxes	9,465	5,381	26,769	15,360
Income from continuing operations	18,304	10,547	50,441	33,522
Discontinued operations, net of tax	(386)	(762)	(2,035)	(1,386)
Net income attributable to AAR and noncontrolling interest	17,918	9,785	48,406	32,136
Loss attributable to noncontrolling interest	—	127	—	1,292
Net income attributable to AAR	$17,918	$9,912	$48,406	$33,428
Earnings per share — basic:
Earnings from continuing operations	$0.48	$0.28	$1.32	$0.91
Loss from discontinued operations	(0.01)	(0.02)	(0.06)	(0.03)
Earnings per share — basic	$0.47	$0.26	$1.26	$0.88
Earnings per share — diluted:
Earnings from continuing operations	$0.45	$0.28	$1.26	$0.90
Loss from discontinued operations	(0.01)	(0.02)	(0.05)	(0.03)
Earnings per share — diluted	$0.44	$0.26	$1.21	$0.87
Weighted average common shares outstanding — basic	38,361	38,217	38,341	38,154
Weighted average common shares outstanding — diluted	43,713	43,108	43,458	42,921

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February, 2011 and 2010

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28,
	2011	2010
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$48,406	$32,136
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	43,163	26,609
Amortization of debt discount	9,150	8,699
Stock-based compensation	9,467	6,270
Deferred tax provision	12,340	(5,560)
Tax benefits from exercise of stock options	(146)	(223)
Gain on extinguishment of debt	(97)	(913)
Loss on investment	—	1,876
Earnings from joint ventures	(2,613)	(150)
Changes in certain assets and liabilities:
Accounts and notes receivable	(56,142)	22,159
Inventories	(14,981)	15,599
Rotable spares and equipment on or available for short-term lease	(11,605)	16,329
Equipment on long-term lease	2,063	4,962
Accounts payable	43,052	(6,789)
Accrued and other liabilities	(8,205)	(15,987)
Other, primarily deposits and program costs	(13,950)	(10,370)
Net cash provided from operating activities	59,902	94,647
Cash flows from investing activities:
Property, plant and equipment expenditures	(82,354)	(20,749)
Proceeds from disposal of assets	21	84
Proceeds from sale of business	—	650
Proceeds from sale of available for sale securities	—	434
Proceeds from aircraft joint ventures	5,042	37
Investment in aircraft joint ventures	(4,795)	(4,198)
Proceeds from leveraged leases	—	5,220
Other	(1,441)	(1,575)
Net cash used in investing activities	(83,527)	(20,097)
Cash flows from financing activities:
Change in short-term borrowings, net	14,991	103
Reduction in borrowings	(13,466)	(70,204)
Reduction in capital lease obligations	(1,334)	(1,382)
Reduction in equity due to convertible bond repurchases	(236)	(254)
Purchase of treasury stock	(2,539)	—
Stock option exercises	1,385	1,614
Tax benefits from exercise of stock options	146	223
Contributions from noncontrolling interest	—	462
Net cash used in financing activities	(1,053)	(69,438)
Effect of exchange rate changes on cash	24	(91)
Increase (decrease) in cash and cash equivalents	(24,654)	5,021
Cash and cash equivalents, beginning of period	79,370	112,505
Cash and cash equivalents, end of period	$54,716	$117,526

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Nine Months Ended February 28, 2011

(Unaudited)

(In thousands)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2010	$44,870	$416,842	$419,287	$(104,447)	$(29,646)	$746,906	$(556)	$746,350
Net income	—	—	48,406	—	—	48,406	—	48,406
Exercise of stock options and stock awards	1	2,913	—	671	—	3,585	—	3,585
Tax benefit related to share-based plans	—	146	—	—	—	146	—	146
Restricted stock activity	118	957	—	5,171	—	6,246	—	6,246
Repurchase of shares	—	—	—	(2,539)	—	(2,539)	—	(2,539)
Bond hedge and warrant activity	—	137	—	(137)	—	—	—	—
Equity portion of bond repurchase	—	313	—	—	—	313	—	313
Foreign currency translation gain	—	—	—	—	2,089	2,089	—	2,089
Balance, February 28, 2011	$44,989	$421,308	$467,693	$(101,281)	$(27,557)	$805,152	$(556)	$804,596

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2011

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2011, the condensed consolidated statements of income for the three- and nine-month periods ended February 28, 2011 and 2010, its cash flows for the nine-month periods ended February 28, 2011 and 2010 and the condensed consolidated statement of changes in equity for the nine-month period ended February 28, 2011.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

During the third quarter of fiscal 2011, we received $2,000 of relocation assistance from the State of Florida relating to the relocation of AAR Airlift. Net relocation expense during the period after taking into consideration the relocation assistance was approximately $1,600.

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

During the nine-month periods ended February 28, 2011 and 2010, we granted stock options representing 720,970 shares and 687,000 shares, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The weighted average fair value of stock options granted during the nine-month periods ended February 28, 2011 and 2010 was $8.06 and $7.40, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	February 28,
	2011	2010
Risk-free interest rate	1.8%	2.3%
Expected volatility of common stock	47.0%	49.2%
Dividend yield	0.0%	0.0%
Expected option term in years	5.8	6.0

The following table summarizes stock option activity for the nine-month period ended February 28, 2011:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (years)	Value
Outstanding at May 31, 2010	1,543	$19.28
Granted	721	$17.54
Exercised	(88)	$15.72
Cancelled	(126)	$22.27
Outstanding at February 28, 2011	2,050	$18.53	7.9	$20,454
Exercisable at February 28, 2011	761	$19.81	4.0	$7,332

The total fair value of stock options that vested during the nine-month periods ended February 28, 2011 and 2010 was $2,275 and $690, respectively.  The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2011 and 2010 was $898 and $1,963, respectively.  The tax benefit realized from stock options exercised during the nine-month periods ended February 28, 2011 and 2010 was $146 and $223, respectively.  Expense charged to operations for stock options during the three-month periods ended February 28, 2011 and 2010 was $1,177 and $619, respectively.  Expense charged to operations for stock options during the nine-month periods ended February 28, 2011 and 2010 was $3,222 and $1,646, respectively.  As of February 28, 2011, we had $7,916 of unearned compensation related to stock options that will be amortized over an average remaining period of 2.0 years.

The fair value of restricted stock awards is the market value of our common stock on the date of grant.  Amortization expense related to restricted stock awards during the three-month periods ended February 28, 2011 and 2010 was $2,462 and $1,648, respectively.  Amortization expense related to restricted stock awards during the nine-month periods ended February 28, 2011 and 2010 was $6,245 and $4,624, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Restricted share activity during the nine-month period ended February 28, 2011 is as follows:

	Number of	Weighted Average
	Shares	Fair Value
	(in thousands)	on Grant Date
Unvested at May 31, 2010	1,205	$23.93
Granted	404	$17.40
Vested	(216)	$17.76
Forfeited	(18)	$18.99
Unvested at February 28, 2011	1,375	$23.07

During the nine-month period ended February 28, 2011, we granted a total of 38,000 restricted shares to members of the Board of Directors.  As of February 28, 2011 we had $13,975 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.3 years.

Stock Repurchase Authorization

On June 20, 2006 our Board of Directors authorized us to purchase up to 1,500,000 shares of our common stock on the open market.  During the nine-month period ended February 28, 2011, we purchased 150,000 shares of our common stock on the open market at an average price of $16.92, leaving 1,028,300 shares still available for repurchase.

Note 3 — Inventory

The summary of inventories is as follows:

	February 28,	May 31,
	2011	2010
Raw materials and parts	$65,671	$62,737
Work-in-process	61,977	51,523
Purchased aircraft, parts, engines and components held for sale	257,788	256,022
	$385,436	$370,282

Note 4 — Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2011	2010
Interest paid	$11,117	$10,517
Income taxes paid	9,074	22,153
Income tax refunds received	3,876	441

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 5 — Comprehensive Income

A summary of the components of comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Net income attributable to AAR and noncontrolling interest	$17,918	$9,785	$48,406	$32,136

Other comprehensive income (loss) —
Cumulative translation adjustments	1,007	(1,741)	2,089	(357)
Unrealized gain on investment, net of tax	—	297	—	—
Total comprehensive income	$18,925	$8,341	$50,495	$31,779

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 6 — Financing Arrangements

A summary of our recourse and non-recourse long-term debt is as follows:

	February 28,	May 31,
	2011	2010
Recourse debt

Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	$42,000	$42,000
Note payable due July 19, 2012 with interest at 7.22%, payable monthly	2,716	4,116
Note payable due May 1, 2015 with interest at 3.5%, payable monthly	57,262	64,225
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	72,531	69,957
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	50,737	53,652
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	105,720	100,828
Industrial revenue bond (secured by trust indenture on property, plant and equipment) due August 1, 2018 with floating interest rate, payable monthly	25,000	25,108
Total recourse debt	366,966	370,886
Current maturities of recourse debt	(53,295)	(53,292)
Long-term recourse debt	$313,671	$317,594

Non-recourse debt

Non-recourse note payable due July 19, 2012 with interest at 7.22%	$8,201	$8,201
Non-recourse note payable due April 3, 2015 with interest at 8.38%	3,849	4,411
Total non-recourse debt	12,050	12,612
Current maturities of non-recourse debt	(806)	(757)
Long-term non-recourse debt	$11,244	$11,855

During the nine-month period ended February 28, 2011, we retired $6,000 par value of our 2.25% convertible notes due March 1, 2016.  The notes were retired for $4,667 cash, and the gain of $97, after consideration of unamortized discount and debt issuance costs, is recorded in gain on extinguishment of debt on the condensed consolidated statements of income.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

At February 28, 2011, the face value of our long-term recourse debt was $406,359 and the estimated fair value was approximately $422,000.  The fair value was estimated using available market information.

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

As of February 28, 2011 and May 31, 2010, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	February 28,	May 31,
	2011	2010
Long-term debt:
Principal amount	$268,380	$274,380
Unamortized discount	(39,392)	(49,943)
Net carrying amount	$228,988	$224,437

Equity component, net of tax	$74,966	$74,653

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

As of February 28, 2011 and 2010, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Coupon interest	$1,229	$1,273	$3,704	$3,833
Amortization of deferred financing fees	189	193	566	582
Amortization of discount	3,098	2,944	9,149	8,699
Interest expense related to convertible notes	$4,516	$4,410	$13,419	$13,114

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2011

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

February 28, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Income from continuing operations	$18,304	$10,547	$50,441	$33,522
Loss from discontinued operations, net of tax	(386)	(762)	(2,035)	(1,386)
Loss attributable to noncontrolling interest	—	127	—	1,292
Net income attributable to AAR	$17,918	$9,912	$48,406	$33,428

Basic shares:
Weighted average common shares outstanding	38,361	38,217	38,341	38,154

Earnings per share — basic:
Earnings from continuing operations	$0.48	$0.28	$1.32	$0.91
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.06)	(0.03)
Earnings per share — basic	$0.47	$0.26	$1.26	$0.88

Income from continuing operations	$18,304	$10,547	$50,441	$33,522
Add: Loss attributable to noncontrolling interest	—	127	—	1,292
Add: After-tax interest on convertible debt	1,415	1,328	4,178	3,924
Net income for diluted EPS calculation	$19,719	$12,002	$54,619	$38,738

Diluted shares:
Weighted average common shares outstanding	38,361	38,217	38,341	38,154
Additional shares from the assumed exercise of stock options	496	265	283	174
Additional shares from the assumed vesting of restricted stock	788	558	766	525
Additional shares from the assumed conversion of convertible debt	4,068	4,068	4,068	4,068
Weighted average common shares outstanding — diluted	43,713	43,108	43,458	42,921

Earnings per share — diluted:
Earnings from continuing operations	$0.45	$0.28	$1.26	$0.90
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.05)	(0.03)
Earnings per share — basic	$0.44	$0.26	$1.21	$0.87

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

At February 28, 2011 and 2010, respectively, stock options to purchase 278,000 and 381,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

Note 8 —Aircraft Portfolio

Within our Aviation Supply Chain segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned.  These aircraft are available for lease or sale to commercial air carriers.

Aircraft Owned through Joint Ventures

As of February 28, 2011, the Company had ownership interests in 24 aircraft with joint venture partners.  As of February 28, 2011, our equity investment in the 24 aircraft owned with joint venture partners was approximately $37,910 and is included in investment in joint ventures on the Condensed Consolidated Balance Sheet.  Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the nine-month periods ended February 28, 2011 and 2010, we were paid $635 and $580, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the condensed consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Sales	$10,484	$11,411	$48,339	$33,845
Income before provision for income taxes	290	312	5,792	840

	February 28,	May 31,
	2011	2010
Balance sheet information:
Assets	$231,102	$259,965
Debt	141,676	167,255
Members’ capital	86,767	89,449

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we own five aircraft for our own account. A former lessee of two of our wholly-owned aircraft is in arrears for amounts due under the leases. We have obtained a judgment against the lessee and its affiliated guarantor and expect to recover past due rental amounts. Our net investments in these two aircraft after consideration of debt financing are $8,805 and $5,988, respectively. Our investment in the five wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	February 28,	May 31,
	2011	2010
Gross carrying value	$49,855	$50,854
Debt	(14,767)	(16,728)
Capital lease obligation	(7,174)	(8,492)
Net AAR investment	$27,914	$25,634

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 24 aircraft owned with joint venture partners and five wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	737-300	1987	US Airways	2012	Re-lease/Disassemble
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
1	747-400	1989	Delta Airlines	2020	Re-lease/Disassemble
1	737-300	1997	Small Planet Airlines	2013	Re-lease
1	A320	1992	Air Canada	2015	Disassemble
18	737-400	1992-1997	Malaysia Airlines	Various(1)	Re-lease
24

Wholly-owned aircraft

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	MD83	1989	Meridiana	2012	Sale/Re-lease
2	A320	1992, 1997	Available	—	Re-lease
1	A320	1992	Air Canada	2015	Re-lease
1	CRJ 200	1999	Air Wisconsin	2017	Sale/Disassemble
5

(1)  10 aircraft in 2012; 4 aircraft in 2013 and 4 aircraft in 2014

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 9 — Acquisitions

On April 7, 2010, we acquired Aviation Worldwide Services, a leading provider of expeditionary airlift services and aircraft modifications to the United States and other government customers.  The purchase price was approximately $200,000 and was paid in cash.  We have made a preliminary purchase price allocation for the acquisition and expect to complete the purchase price allocation by the end of March 2011.

Note 10 — Discontinued Operations

During the third quarter of fiscal 2011, we decided to exit our Amsterdam component repair facility, a business which was reported in our Aviation Supply Chain segment.  We are currently evaluating a number of strategic alternatives associated with the business unit, including the sale of the unit.  The aggregate carrying value of the unit is approximately $10,000 and we expect to recover the carrying value.

Revenues and pre-tax operating loss for the three- and nine-month periods ended February 28, 2011 and 2010 for the discontinued operation are summarized as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Revenues	$7,004	$8,761	$21,340	$28,206
Pre-tax operating loss	(595)	(1,172)	(3,131)	(2,133)

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

February 28, 2011

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Sales:
Aviation Supply Chain	$112,962	$81,129	$324,552	$274,480
Government and Defense Services	147,329	38,362	411,065	114,434
Maintenance, Repair and Overhaul	108,037	70,657	283,897	221,679
Structures and Systems	82,703	110,697	276,432	341,014
	$451,031	$300,845	$1,295,946	$951,607

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Gross profit:
Aviation Supply Chain	$19,778	$14,866	$58,358	$50,187
Government and Defense Services	25,665	9,205	72,816	25,360
Maintenance, Repair and Overhaul	17,137	8,483	39,534	27,599
Structures and Systems	15,193	25,662	50,744	70,459
	$77,773	$58,216	$221,452	$173,605

AAR CORP. and Subsidiaries

February 28, 2011

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

General Overview

We report our activities in four business segments: Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems. The table below sets forth consolidated sales for our four business segments for the three- and nine-month periods ended February 28, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Sales:
Aviation Supply Chain	$112,962	$81,129	$324,552	$274,480
Government and Defense Services	147,329	38,362	411,065	114,434
Maintenance, Repair and Overhaul	108,037	70,657	283,897	221,679
Structures and Systems	82,703	110,697	276,432	341,014
	$451,031	$300,845	$1,295,946	$951,607

Over the last several quarters, many commercial airlines have reported increased revenues and profits, along with improving aircraft fleet capacity and utilization rates.  The improved commercial airline environment in large part correlates with the improving U.S. economy, which emerged from a deep recession in late 2009.  Beginning with our first quarter of fiscal 2011 ended August 31, 2010, we began to see the early signs of a recovery in demand for the products and services we offer our commercial customers.  This recovery gained momentum during our third quarter, as we experienced a 43.8% year-over-year increase in sales to commercial customers, representing 49.2% of consolidated sales for the three-months ended February 28, 2011.

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

During the third quarter of fiscal 2011, sales to global government and defense customers increased 56.4% compared to prior year and for the three-months ended February 28, 2011 represented 50.8% of consolidated sales.  The increase was largely driven by sales attributable to Aviation Worldwide Services, now known as Airlift Group, Inc. (“Airlift”), which the Company acquired on April 7, 2010.  Although our airlift business today contracts only with the U.S. Department of Defense, we are targeting other U.S. governmental agencies, as we believe our airlift services will be in greater demand as the U.S. broadens its interest in non-military activities, including nation building.

Results of Operations

Three-Month Period Ended February 28, 2011

Consolidated sales for the third quarter ended February 28, 2011 increased $150,186 or 49.9% compared to the prior year period.  Sales to commercial customers increased 43.8% compared to the prior year due to strong demand for supply chain and MRO services, while sales to government and defense customers increased 56.4% reflecting the inclusion of Airlift and increased sales at the Company’s defense logistics business.

In the Aviation Supply Chain segment, sales increased $31,833 or 39.2% compared to the prior year as our parts supply businesses benefitted from the improved airline environment and increased market share at certain customers.  Gross profit in the Aviation Supply Chain segment increased $4,912 or 33.0% and the gross profit margin percentage decreased to 17.5% from 18.3% in the prior year due to the mix of products sold.

In the Government and Defense Services segment, sales increased $108,967 or 284.0% compared to the prior year.  The sales increase reflects the inclusion of revenue from Airlift which contributed $73,083 of revenue during the third quarter, as well as growth in program business at the Company’s defense logistics business.  Gross profit increased $16,460 or 178.8% and the gross profit margin percentage declined to 17.4% from 24.0% in the prior year reflecting lower margins in the defense logistics business due to transition costs associated with a new performance-based logistics program and a contract adjustment which lowered the pricing for services we deliver under another supply chain program.

In the Maintenance, Repair and Overhaul segment, sales increased $37,380 or 52.9% versus the prior year due to strong sales growth at our engineering services business as well as at our heavy maintenance and landing gear facilities reflecting performance on contract awards announced in the previous twelve months and the improved airline environment.  Gross profit increased $8,654 or 102.0%, and the gross profit margin percentage increased to 15.9% from 12.0% in the prior year primarily due to increased volume and mix.

In the Structures and Systems segment, sales decreased $27,994 or 25.3% over the prior year due to the expected decline in the volume at our mobility products business.  Gross profit in the Structures and Systems segment decreased $10,469 or 40.8% and the gross profit margin percentage decreased to 18.4% from 23.2% in the prior year due to the mix of products sold and lower volume.

Operating income increased $11,121 or 46.0% compared with the prior year due to the increase in sales.  Selling, general and administrative expenses increased $8,436 or 24.7% reflecting the inclusion of selling, general and administrative expenses of Airlift including approximately $1,600 of relocation expenses, net of government relocation grants.  Earnings from aircraft joint ventures were flat compared to the prior year.  Net interest expense increased $1,156 or 18.1% compared to the prior year primarily due to an increase in outstanding borrowings.  Our effective income tax rate increased slightly to 34.1% in the third quarter of fiscal 2011 compared to 33.8% last year.

During the third quarter of fiscal 2011, we decided to exit our Amsterdam component repair facility, a business which was reported in our Aviation Supply Chain segment (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Net income attributable to AAR was $17,918 compared to $9,912 in the prior year due to the factors discussed above.

Nine-Month Period Ended February 28, 2011

Consolidated sales for the nine-months ended February 28, 2011 increased $344,339 or 36.2% compared to the prior year period.  Sales to commercial customers increased 24.2% compared to the prior year due to increased demand for supply chain and MRO and engineering services, while sales to government and defense customers increased 49.2% reflecting the inclusion of Airlift and increased sales at the Company’s defense logistics business.

In the Aviation Supply Chain segment, sales increased $50,072 or 18.2% compared to the prior year as our parts supply businesses benefitted from the improved airline environment and recent investments in high demand products.  Prior year sales included a $5,329 sale of an interest in an aircraft leveraged lease.  Gross profit in the Aviation Supply Chain segment increased $8,171 or 16.3% and the gross profit margin percentage declined slightly to 18.0% from 18.3% in the prior year due to the mix of products sold.  Prior year gross profit was negatively impacted by the sale of the interest in a leveraged lease, in which the Company recorded a $3,800 negative gross profit margin.

In the Government and Defense Services segment, sales increased $296,631 or 259.2% compared to the prior year.  The sales increase reflects the inclusion of revenue from Airlift which contributed $205,012 of revenue during the first nine months of fiscal 2011, as well as growth in the Company’s defense logistics business due to the ramp-up of a new performance-based logistics program.  Gross profit increased $47,456 or 187.1% and the gross profit margin percentage declined to 17.7% from 22.2% in the prior year reflecting lower margins in the defense logistics business due to transition costs associated with the new performance-based logistics program and a contract adjustment which lowered the pricing for services we deliver under another supply chain program.

In the Maintenance, Repair and Overhaul segment, sales increased $62,218 or 28.1% versus the prior year due to strong sales growth at our heavy maintenance and landing gear facilities as well as at our engineering services business reflecting performance on contract awards announced in the previous twelve months and the improved airline environment.  Gross profit increased $11,935 or 43.2% due to increased volume and the gross profit margin percentage increased to 13.9% from 12.4% in the prior year due to increased volume and favorable mix.

In the Structures and Systems segment, sales decreased $64,582 or 18.9% over the prior year due to the expected decline in the volume of our mobility products business.  Gross profit in the Structures and Systems segment decreased $19,715 or 28.0% and the gross profit margin percentage decreased to 18.4% from 20.7% in the prior year due to the mix of products sold and lower volume.

Operating income increased $30,788 or 44.9% compared with the prior year due to the increase in sales.  Selling, general and administrative expenses increased $19,522 or 18.6% reflecting the inclusion of selling, general and administrative expenses of Airlift.  Earnings from aircraft joint ventures increased $2,463 compared to the prior year due to an aircraft sale from our joint venture aircraft portfolio during the second quarter.  Net interest expense increased $3,520 or 18.7% compared to the prior year primarily due to an increase in outstanding borrowings.  Our effective income tax rate increased to 34.7% compared to 31.4% last year, as the prior year rate reflected a favorable tax impact from the sale of the interest in the aircraft leveraged lease discussed above.

During the nine months ended February 28, 2011, we retired $6,000 par value of our 2.25% convertible notes resulting in a net gain on extinguishment of debt of $97.

During the third quarter of fiscal 2011, we decided to exit our Amsterdam component repair facility, a business which was reported in our Aviation Supply Chain segment (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Net income attributable to AAR was $48,406 compared to $33,428 in the prior year due to the factors discussed above.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets.  In addition to these cash sources, our current capital resources include our unsecured revolving credit agreement.  We regularly evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. Under a universal shelf registration statement filed with the Securities and Exchange Commission that became effective on December 12, 2008, we may offer and sell up to $300,000 of various types of securities, including common stock, preferred stock and medium-term or long-term debt securities, subject to market conditions.

At February 28, 2011, our liquidity and capital resources included cash of $54,716 and working capital of $508,657.  Our revolving credit agreement, as amended (the “Credit Agreement”) with various financial institutions, as lenders, and Bank of America National Association as successor by merger to LaSalle Bank National Association (“Bank of America”), as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $250,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $75,000, not to exceed $325,000 in total.   The term of our Credit Agreement extends to August 31, 2011, and we are currently in discussions with our lenders regarding renewal and expansion of our Credit Agreement.  Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 to 237.5 basis points based on certain financial measurements.  Borrowings outstanding under this facility at February 28, 2011 were $60,000, and there were approximately $10,468 of outstanding letters of credit which reduced the availability of this facility.  In addition to our Credit Agreement, we also have $3,472 available under a foreign line of credit.

During the nine-month period ended February 28, 2011, cash flow from operations was $59,902 primarily as a result of net income attributable to AAR and noncontrolling interest and depreciation and amortization of $100,719, partially offset by a net increase in certain assets and liabilities of $59,768, primarily due to an increase in accounts receivable and investments in inventory and equipment on or available for short-term lease to support growth initiatives in several of the Company’s business units.

During the nine-month period ended February 28, 2011, our investing activities used $83,527 of cash principally as a result of capital expenditures of $82,354, which mainly represents helicopters and other equipment purchased to support growth and improve operating performance in our Government and Defense Services segment.

During the nine-month period ended February 28, 2011, our financing activities used $1,053 of cash primarily due to a reduction in borrowings of $13,466 and the purchase of treasury stock for $2,539, partially offset by an increase in short-term borrowings of $14,991.

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

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M.  As of February 28, 2011, we have capitalized, net of reimbursements, approximately $59,200 of costs associated with the engineering and development of the cargo system.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

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

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2011.

There were no changes in our internal control over financial reporting during the third quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2010.

Item 6 — Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.  Management contracts and compensatory arrangements, if any, have been marked with an asterisk (*) on the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	March 22, 2011	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 22, 2011 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 22, 2011 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 22, 2011 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 22, 2011 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2011 and May 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended February 28, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2011 and 2010, (iv) Condensed Consolidated Statement of Changes in Equity for the nine months ended February 28, 2011 and (v) Notes to Condensed Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.