Form 10-K
period 2011-05-31
AAR CORP
filed 2011-07-13
CIK 1750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2011 or
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

         At November 30, 2010, the aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $934,567,976 (based upon the closing price of the Common Stock at November 30, 2010 as reported on the New York Stock Exchange).

         On June 30, 2011, there were 39,682,142 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the Company's proxy statement for the Company's 2011 Annual Meeting of Stockholders, to be held October 12, 2011, are incorporated by reference in Part III of this report.

PART I

ITEM 1.    BUSINESS
(Dollars in thousands)

General

        AAR CORP. and its subsidiaries are referred to herein collectively as "AAR," "Company," "we," "us," and "our" unless the context indicates otherwise. AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966. We are a diversified provider of products and services to the worldwide aviation and government and defense markets. We conduct our business activities primarily through seven principal operating subsidiaries: AAR Parts Trading, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Services, Inc.; AAR Aircraft Services, Inc.; AAR Manufacturing, Inc.; AAR Airlift Group, Inc.; and AAR International, Inc. Our international business activities are conducted primarily through AAR International, Inc.

        We report our activities in four business segments: (i) Aviation Supply Chain, comprised primarily of business activities conducted through AAR Parts Trading, Inc.; AAR Allen Services, Inc. (a wholly-owned subsidiary of AAR Services, Inc.); AAR Aircraft & Engine Sales & Leasing, Inc. and AAR International, Inc.; (ii) Government and Defense Services, comprised primarily of business activities conducted through AAR Parts Trading, Inc. and AAR Airlift Group, Inc.; (iii) Maintenance, Repair and Overhaul, comprised primarily of business activities conducted through AAR Services, Inc; AAR Allen Services, Inc. and AAR Aircraft Services, Inc.; and (iv) Structures and Systems, comprised primarily of business activities conducted through AAR Manufacturing, Inc.

Aviation Supply Chain

        Activities in our Aviation Supply Chain segment include the purchase and sale of a wide variety of new, overhauled and repaired engine and airframe parts and components for our airline customers. We also repair, overhaul and sell a wide variety of avionics, electrical, electronic, fuel, hydraulic and pneumatic components and instruments and a broad range of internal airframe components for our customers. We provide customized inventory supply and management programs for engine and airframe parts and components in support of airline customers' maintenance activities. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, and parts and component repair and overhaul. We are an authorized distributor for more than 110 leading aviation product manufacturers. In addition, we sell and lease commercial jet engines. We acquire aviation parts and components from domestic and foreign airlines, original equipment manufacturers, independent aviation service companies and aircraft leasing companies. From time to time, we also purchase aircraft and engines for disassembly to individual parts and components. These assets may be leased to airlines on a short-term basis prior to disassembly. In the Aviation Supply Chain segment, the majority of our sales are made pursuant to standard commercial purchase orders. In certain inventory supply and management programs, we supply products and services under agreements reflecting negotiated terms and conditions.

        Activities in our Aviation Supply Chain segment also include the sale and lease of used commercial aircraft. Each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties and lease return provisions. Leases have fixed terms; early termination by either party is not permitted except in the event of a breach. We purchase aircraft from airlines and aircraft leasing companies for our own account or in partnership with strategic or financial partners under joint venture agreements. Since 2008, our strategy has been to gradually reduce our investment in our joint venture and wholly-owned aircraft portfolio available for lease or sale to the commercial airline market. At May 31, 2011, the total number of aircraft held in joint ventures was 23 and five were wholly-owned. We also provide advisory services consisting of assistance in remarketing aircraft, records management and storage maintenance to third parties.

        During fiscal 2011, we decided to exit our Amsterdam component repair facility, a business formerly included in our Aviation Supply Chain segment, and now reported as a discontinued operation.

Government and Defense Services

        Activities in our Government and Defense Services segment include the business of AAR Airlift Group, Inc. ("Airlift") and our Defense Systems and Logistics and Integrated Technologies services businesses. We acquired Airlift, formerly known as Aviation Worldwide Services, in April 2010. Airlift is a leading provider of expeditionary airlift services to the United States and other government customers. Airlift provides fixed- and rotary-wing flight operations, transporting personnel and cargo principally in support of the U.S. Department of Defense, and performs engineering and design modifications on rotary-wing aircraft for government customers. Airlift operates a fleet of customized fixed-wing and rotary-wing aircraft, principally in Afghanistan, Northern Africa and in the Western Pacific. Airlift holds FAR Part 133 and 135 certificates to operate aircraft and a FAR Part 145 certificate to operate a repair station. Airlift is also Commercial Aircraft Review Board certified with the U.S. Department of Defense.

        In this segment, we also provide customized performance-based logistics programs in support of U.S. Department of Defense and foreign governments. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, airframe maintenance and maintenance planning and component repair and overhaul. We also provide engineering, design, manufacturing and system integration services.

Maintenance, Repair and Overhaul

        Activities in our Maintenance, Repair and Overhaul ("MRO") segment include major airframe maintenance inspection and overhaul, painting services, line maintenance, airframe modifications, structural repairs, avionic service and installation, exterior and interior refurbishment and engineering services and support for many types of commercial and military aircraft. We also repair and overhaul landing gears, wheels and brakes for commercial and military aircraft.

        We currently operate four airframe maintenance facilities and one landing gear overhaul facility. We have a long-term lease to occupy a portion of an aircraft maintenance facility in Indianapolis, Indiana (the "Indianapolis Maintenance Center" or "IMC"), which is owned by the Indianapolis Airport Authority ("IAA"). We believe the IMC is one of the most efficient and state-of-the-art airframe maintenance facilities in the United States. The IMC is comprised of 12 airframe maintenance bays, backshop space and warehouse and office space. Our lease with the IAA allows us to occupy up to ten of the maintenance bays and certain office space through December 2014, with a ten-year renewal option. We also operate aircraft maintenance facilities in Oklahoma City, Oklahoma and Miami, Florida and a regional aircraft maintenance facility in Hot Springs, Arkansas. In addition to our aircraft maintenance facilities, we operate a landing gear repair center in Miami, Florida where we repair and overhaul landing gear, wheels, brakes and actuators for different types of commercial and military aircraft.

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

Structures and Systems

        Activities in our Structures and Systems segment include the design, manufacture and repair of airdrop and other transportation pallets, and a wide variety of containers and shelters used in support of military and humanitarian tactical deployment activities. The containers and shelters are used in numerous mission requirements, including armories, supply and parts storage, refrigeration systems, tactical operation centers, briefing rooms, laundry and kitchen facilities, water treatment and sleeping quarters.

        In this segment, we also design, manufacture and install in-plane cargo loading and handling systems for commercial and military aircraft and helicopters. We are a provider of complex machined and fabricated parts, components and sub-systems for various aerospace and defense programs and other applications, and we design and manufacture advanced composite materials for commercial, business and military aircraft. In this segment, sales are made to customers pursuant to standard commercial purchase orders and contracts. We purchase raw materials for this business, including steel, titanium, aluminum, extrusions and castings and other necessary supplies, from a number of vendors.

Raw Materials

        We historically have been able to obtain raw materials and other items for our inventories for each of our segments at competitive prices, terms and conditions from numerous sources, and we expect to be able to continue to do so.

Terms of Sale

        In the Aviation Supply Chain, Maintenance, Repair and Overhaul, and Structures and Systems segments, we generally sell our products under standard 30-day payment terms. On occasion, certain customers (principally foreign customers) will negotiate extended payment terms (60-90 days). Except for customary warranty provisions, customers do not have the right to return products nor do they have the right to extended financing. For aircraft sales in Aviation Supply Chain, we sell our products on a cash due at delivery basis, standard 30-day payment terms or on an extended payment term basis, and aircraft purchasers do not have the right to return the aircraft. Our contracts with the U.S. Department of Defense and its contractors, U.S. Department of State and other governmental agencies are typically firm agreements to provide products and services at a fixed price or on a time and material basis, and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer.

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

        Sales of aviation products and services to our airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators and the level of sales of new and used aircraft. Sales to the U.S. Department of Defense, U.S. Department of State and other government agencies are subject to a number of factors, including the level of troop deployment worldwide, government funding, competitive bidding and requirements generated by world-wide geopolitical events.

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

Competition

        Competition in each of our markets is based on quality, ability to provide a broad range of products and services, speed of delivery and price. Competitors in both the Aviation Supply Chain and the Maintenance, Repair and Overhaul segments include OEMs, the service divisions of large commercial airlines and other independent suppliers of parts and repair and overhaul services. Our manufacturing, machining and engineering activities in our Structures and Systems segment compete with a number of divisions of large corporations and other large and small companies. In our Government and Defense Services segment, our expeditionary airlift services activities compete with a few domestic government contracting companies and our performance-based logistic services activities compete with large domestic companies and other independent suppliers of these types of services. Although certain of our competitors have substantially greater financial and other resources than we do, in each of our four business segments we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to quality and our unique combination of market expertise, and technical and financial capabilities.

Backlog

        At May 31, 2011, backlog believed to be firm was approximately $963,100 compared to $597,700 at May 31, 2010. These amounts do not include expected sales from the A400M cargo system (see Item 1A—Risk Factors). Approximately $716,900 of our May 31, 2011 backlog is expected to be filled within the next 12 months.

Employees

        At May 31, 2011, we employed approximately 6,100 persons worldwide. We also retain approximately 770 contract workers, the majority of whom are located at our airframe maintenance facilities.

Sales to Government and Defense Customers

        Sales to global government and defense customers were $942,414 (53.1% of total sales), $645,068 (49.0% of total sales) and $597,635 (43.3% of total sales) in fiscal years 2011, 2010 and 2009, respectively. Sales to branches, agencies and departments of the U.S. government and their contractors were $893,017 (50.3% of total sales), $607,348 (46.1% of total sales) and $532,909 (38.6% of total sales) in fiscal years 2011, 2010 and 2009, respectively. Sales to government and defense customers are reported in each of our reportable segments (See Note 15 of Notes to Consolidated Financial Statements). Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government contracts are for products and services supporting U.S. Department of Defense logistics and mobility strategy, as well as for supplemental airlift services and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our government contracts are subject to termination by the customer; in the event of such a termination we would be entitled to recover all allowable costs incurred by us through the date of termination.

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

We are affected by factors that adversely impact the commercial aviation industry.

        As a provider of products and services to the commercial aviation industry, we are greatly affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected in the past by geopolitical events, high oil prices, lack of capital and weak economic conditions. In addition, as a result of these and other events, from time-to-time certain of our customers have filed for bankruptcy protection or ceased operation.

        In calendar year 2008 and into 2009, demand for air transportation in the United States and abroad declined due to economic deterioration in the U.S. and other global economies. Although global economic conditions improved in 2010 and 2011, the recovery has generally been sluggish in the U.S., and in many other developed nations. The impact of high fuel costs and the continued sluggish or weak world-wide economic conditions, may lead airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which has limited their ability to buy parts, services, engines and aircraft.

        A further reduction in the operating fleet of aircraft both in the U.S. and abroad will result in reduced demand for parts support and maintenance activities for the type of aircraft affected. Further, tight credit conditions may impact the amount of liquidity available to buy parts, services, engines and aircraft. A deteriorating airline environment may also result in airline bankruptcies, and we may not be able to fully collect outstanding accounts receivable. Reduced demand from customers caused by weak economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations.

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

  •
  future outbreaks of infectious diseases; and

  •
  acts of God.

Our government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

        Our sales to branches, agencies and departments of the U.S. government and their contractors were $893,017 (50.3% of consolidated sales) in fiscal year 2011 (See Note 15 of Notes to Consolidated Financial Statements). The majority of our U.S. government contracts are for products and services used for ongoing military performance-based logistics support activities, products which support the U.S. military's deployment strategy, and expeditionary airlift services in support of military deployments. Our contracts with the U.S. government, including the Department of Defense and its contractors, are typically firm agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding requirements generated by world events, and budgetary constraints. Therefore, such sales may not continue at levels previously experienced. While spending authorizations for intelligence and defense-related programs by the U.S. government have increased in recent years, in particular after the 2001 terrorist attacks and as a result of action in support of military and civil activity in Afghanistan and Iraq, future levels of expenditure, mission priorities and authorizations for these programs may decrease, which could have an adverse effect on our results of operations and financial condition.

Market values for our aviation products fluctuate and we may be unable to re-lease or sell aircraft and engines when their current lease expires.

        We use a number of assumptions when determining the recoverability of inventories and aircraft and engines which are on lease or available for lease. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. During the fourth quarter of fiscal 2011, we decided to offer one narrow body aircraft for sale from our wholly-owned aircraft portfolio and as a result, we recorded a $5,355 pre-tax impairment charge to reduce the carrying value of the aircraft to it is net realizable value. During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio. The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions. Based upon that review, we recorded a $21,033 pre-tax impairment charge in the second quarter of fiscal 2009 to reduce the carrying value of three aircraft to their net realizable value. During the fourth quarter of fiscal 2009, we recorded a $10,100 pre-tax impairment charge on inventory and engines which had been acquired prior to September 11, 2001. This inventory was also subject to impairment charges recorded in previous fiscal years. The fiscal 2009 inventory and engine impairment charges were triggered by declining conditions in the commercial aviation industry and a slowdown in the sales volume of these assets during the fiscal year. Further reductions in demand for our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our inventories, aircraft and engines, could result in additional impairment charges in future periods. We can give no assurance that future impairment charges for our inventories, aircraft and engines will not occur.

        We lease aircraft and engines to our customers on an operating lease basis. Our ability to re-lease or sell these assets on acceptable terms when the lease expires is subject to a number of factors which drive industry capacity, including new aircraft deliveries, availability of used aircraft and engines in the marketplace, competition, financial condition of our customers, overall health of the airline industry and general economic conditions. During fiscal 2012, ten 737-400's and one 737-300 in the joint venture portfolio and one MD80 in the wholly owned portfolio will be up for lease renewal. Our inability to re-lease these aircraft, or other aircraft and engines that are currently on lease, could adversely affect our results of operations and financial condition.

Acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

        We continue to grow through acquisitions, including most recently with the acquisition of Airlift in April 2010, the largest acquisition in the Company's history. Further, we explore and have discussions with third parties regarding additional acquisitions on a regular basis. Acquisitions involve risks, including difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. For our recent acquisitions, and for any businesses we may acquire in the future, we may not be able to execute our operational, financial or integration plans for the acquired businesses, which could adversely affect our results of operations and financial condition.

We face risks of cost overruns and losses on fixed-price contracts.

        We sell certain of our products and services to our commercial, government and defense customers under firm contracts providing for fixed prices, regardless of costs incurred by us. The cost of producing products or providing services may be adversely affected by increases in the cost of labor, materials, fuel, overhead and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which could adversely affect our results of operations and financial condition.

Significant cost issues may develop in connection with the A400M Cargo system.

        In June 2005, we announced that our Cargo Systems business in our Structures and Systems segment was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft ("A400M"). We have incurred, and are expected to continue to incur, significant development costs in connection with this program (see Note 14 in Notes to Consolidated Financial Statements). Our portion of revenue to be generated from this program is expected to exceed $300 million through fiscal 2020, based on current sales projections for the A400M as provided to us by Airbus. Based on program delays and information provided by Airbus, planned first shipments under this program have slipped to fiscal 2013. If the A400M experiences significant additional delivery delays or order cancellations, or if we fail to develop the system according to contract specifications, then we may not be able to recover our development costs, and our operating results and financial condition could be adversely affected.

Success within our Maintenance, Repair and Overhaul segment is dependent upon continued outsourcing by the airlines.

        We currently perform airframe maintenance, repair and overhaul activities at leased facilities in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; and Hot Springs, Arkansas. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. If either the number of aircraft operating or the level of outsourcing of maintenance activities declines, we may not be able to execute our operational and financial plans at our MRO facilities, which could adversely affect our results of operations and financial condition.

We operate in highly competitive markets, and competitive pressures may adversely affect us.

        The markets for our products and services to our commercial, government and defense customers are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft and aircraft component and parts manufacturers, airline and aircraft service companies, other companies providing maintenance, repair and overhaul services, other aircraft spare parts distributors and redistributors, and other expeditionary airlift service providers. Some of our competitors have substantially greater financial and other resources than we have and others may price their products and services below our selling prices. These competitive pressures could adversely affect our results of operations and financial condition.

We are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent governmental regulation.

        The aviation industry is highly regulated by the FAA in the United States and equivalent regulatory agencies in other countries. Before we sell any of our products that are to be installed in an aircraft, such as engines, engine parts and components, and airframe and accessory parts and components, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in certain other countries. We operate repair stations that are licensed by the FAA and the equivalent regulatory agencies in certain other countries, and hold certificates to operate aircraft. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. New and more stringent governmental regulations may be adopted in the future that, if enacted, may have an adverse impact on us.

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

The majority of Airlift's revenue is derived from providing expeditionary airlift services in Afghanistan.

        Airlift derives most of its revenue from providing supplemental airlift in Afghanistan for the U.S. Department of Defense. The President of the United States recently affirmed plans for troop withdrawals in Afghanistan beginning in calendar year 2011, and then accelerating in mid-to-late calendar year 2012. Although we expect significant on-going demand for airlift services in Afghanistan from the Department of Defense and other governmental departments, we are exposed to the risk that our revenues at Airlift may decline, which could adversely affect our results of operations and financial condition.

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

        In addition, in connection with our acquisition of Airlift, we entered into a consent agreement with the U.S. Department of State, Office of the Directorate of Defense Trade Controls, to resolve certain violations of export control laws that occurred prior to our acquisition. Under the consent agreement, we agreed to take certain measures to enhance Airlift's export compliance program and appointed an internal special compliance official to oversee Airlift's continuing assessment, improvement and adoption of enhancements to its compliance program. If during the eighteen-month term of the consent agreement, the government determines we have failed to comply with the terms of the consent agreement ending in

January 2012, we or one of our subsidiaries may face sanctions, which could include debarment from participating in contracts with the U.S. government.

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

        Our business exposes us to possible claims for property damage and personal injury or death which may result if an engine, engine part or component, airframe part or accessory or any other aviation product which we have sold, manufactured or repaired fails, or if an aircraft we operated, serviced or in which our products are installed crashes and the cause cannot be determined. We carry substantial liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, claims may arise in the future, and our insurance coverage may not be adequate to protect us in all circumstances. Additionally, we might not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability claim not covered by adequate insurance could adversely affect our results of operations and financial condition.

We must comply with extensive environmental requirements, and any exposure to environmental liabilities may adversely affect us.

        Federal, state and local requirements relating to the discharge and emission of substances into the environment, the disposal of hazardous wastes, the remediation and abatement of contaminants, and other activities affecting the environment have had and may continue to have an impact on our operations. Management cannot assess the possible effect of compliance with future environmental requirements or of future environmental claims for which we may not have adequate indemnification or insurance coverage. If we were required to pay the expenses related to any future environmental claims for which neither indemnification nor insurance coverage were available, these expenses could have an adverse impact on our results of operations and financial condition.

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

        The industries in which we participate in are constantly undergoing development and change, and it is likely that new products, equipment and methods of repair and overhaul services will be introduced in the future. We may need to make significant expenditures to purchase new equipment and to train our employees to keep pace with any new technological developments. These expenditures could adversely affect our results of operations and financial condition.

Our operations would be adversely affected by a shortage of skilled personnel or work stoppages.

        Because of the complex nature of many of our products and services, we are dependent on an educated and highly skilled workforce. Furthermore, we have a collective bargaining agreement covering 487 employees. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage, and may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        Our principal parts distribution activities for the Aviation Supply Chain segment are conducted from a building in Wood Dale, Illinois, which we own subject to a mortgage. In addition to warehouse space, this facility includes executive, sales and administrative offices. We also lease a facility in Garden City, New York, to support activities in the Aviation Supply Chain segment.

        Our principal activities in the Government and Defense Services segment are conducted from a building in Wood Dale, Illinois, which we own subject to a mortgage, and leased facilities in Macon, Georgia; Jacksonville, Florida; Melbourne, Florida and Huntsville, Alabama.

        Our principal activities in the Maintenance, Repair and Overhaul segment are conducted at facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida and Hot Springs, Arkansas.

        Our principal activities in the Structures and Systems segment are conducted at facilities owned by us in Clearwater, Florida; Cadillac, Michigan and Goldsboro, North Carolina. We also lease facilities in Huntsville, Alabama; Cullman, Alabama; Lebanon, Kentucky and Sacramento, California.

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

ITEM 4.    REMOVED AND RESERVED

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	58	Chairman and Chief Executive Officer, Director
Timothy J. Romenesko	54	President and Chief Operating Officer, Director
Richard J. Poulton	46	Vice President, Chief Financial Officer and Treasurer
Robert J. Regan	53	Vice President, General Counsel and Secretary
Michael J. Sharp	49	Vice President, Controller and Chief Accounting Officer
Terry D. Stinson	69	Group Vice President, Structures and Systems
Randy J. Martinez	56	Group Vice President, Government and Defense Services
Dany Kleiman	50	Group Vice President, Maintenance, Repair and Overhaul

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        In April 2011, our Board of Directors approved a quarterly cash dividend on our Common Stock of $0.075 per share, and as a result we paid $2,983 in cash dividends during the fourth quarter of fiscal 2011.

        On July 12, 2011, our Board of Directors declared a quarterly dividend of $0.075 per share, payable on August 2, 2011, to stockholders of record as of July 22, 2011.

        Our Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 1, 2011, there were approximately 1,250 holders of Common Stock, including participants in security position listings.

        The table below sets forth for each quarter of the past two fiscal years the reported high and low closing market prices of our Common Stock on the New York Stock Exchange.

	Fiscal 2011		Fiscal 2010
Per Common Share	Market Prices		Market Prices
Quarter	High	Low	High	Low
First	$19.15	$15.23	$20.16	$14.44
Second	24.56	16.48	23.00	16.48
Third	29.03	25.19	25.85	19.02
Fourth	28.06	25.02	25.90	18.26

ITEM 6.    SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

	For the Year Ended May 31,
	2011	2010	2009		2008	2007
RESULTS OF OPERATIONS
Sales from continuing operations[1]	$1,775,782	$1,316,416	$1,380,529		$1,327,512	$1,004,557
Gross profit	303,060 [2]	240,350	236,704	[2]	257,601	179,300 [2]
Operating income	138,727 [2]	93,769	106,612	[2]	137,675	98,438 [2]
Gain (loss) on extinguishment of debt	97	893	14,701	[3]	(2,040)	2,927
Interest expense	30,670	26,831	31,408		29,470	23,049
Income from continuing operations[1]	73,139	45,436	61,144		70,825	57,317
Loss from discontinued operations[1]	(3,313)	(2,234)	(4,372)		(2,667)	(2,843)
Net income attributable to AAR	69,826	44,628	56,772		68,158	54,474

Share data:
Earnings (loss) per share—basic:
Earnings from continuing operations	$1.85	$1.23	$1.61		$1.90	$1.58
Loss from discontinued operations	(0.09)	(0.06)	(0.12)		(0.07)	(0.08)

Earnings per share—basic	$1.76	$1.17	$1.49		$1.83	$1.50
Earnings (loss) per share—diluted:
Earnings from continuing operations	$1.81	$1.21	$1.56		$1.77	$1.47
Loss from discontinued operations	(0.08)	(0.05)	(0.11)		(0.06)	(0.07)

Earnings per share—diluted	$1.73	$1.16	$1.45		$1.71	$1.40
Weighted average common shares outstanding—basic	38,355	38,182	38,059		37,194	36,389

Weighted average common shares outstanding—diluted	43,593	43,091	42,809		43,745	43,309

FINANCIAL POSITION
Total cash and cash equivalents	$57,433	$79,370	$112,505		$109,391	$83,317
Working capital	497,975	521,642	596,894		564,932	389,215
Total assets	1,703,727	1,500,181	1,375,905		1,359,263	1,066,200
Short-term recourse debt	111,323	98,301	50,205		1,236	51,366
Short-term non-recourse debt	823	757	11,722		20,212	22,879
Long-term recourse debt	313,981	317,594	302,823		372,740 [4]	185,706
Long-term non-recourse debt	11,032	11,855	16,728		19,190	20,748
Total recourse debt	425,304	415,895	353,028		373,976	237,072
Equity	835,289	746,350	696,734		650,867	523,330

Number of shares outstanding at end of year	39,781	39,484	38,884		38,773	37,729

Book value per share of common stock	$21.00	$18.90	$17.92		$16.79	$13.87

Notes:

1
During the third quarter of fiscal 2011, we decided to exit our Amsterdam component repair facility. During fiscal 2007, we decided to exit, and in November 2008 we sold, our industrial turbine business located in Frankfort, New York. The operating results and the loss on disposal are classified as discontinued operations. See Note 11 of Notes to Consolidated Financial Statements.

2
In fiscal 2011 we recorded a $5,355 impairment charge related to an aircraft. In fiscal 2009 we recorded $31,133 of impairment charges related to three aircraft and certain engine and airframe parts. In fiscal 2007 we recorded $7,652 of impairment charges related to engine parts and an aircraft. See Note 12 of Notes to Consolidated Financial Statements

3
During fiscal 2009, we retired $110,510 par value of our convertible notes for $72,916 cash. The gain after consideration of unamortized debt issuance costs was $14,701. See Note 2 of Notes to Consolidated Financial Statements.

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

        Sales in the Structures and Systems segment are derived from the engineering, design and manufacture of containers, pallets and shelters used to support the U.S. military's requirements for a mobile and agile force, complex machined and fabricated parts, components and sub-systems for various aerospace and defense programs and other applications, in-plane cargo loading and handling systems for commercial and military applications and composite products for aviation and industrial use. Cost of sales consists principally of the cost of product, direct labor and overhead.

        Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure. The tables below set forth consolidated sales and gross profit for our four business segments for each of the last three fiscal years ended May 31.

	For the Year Ended May 31,
	2011	2010	2009
Sales:
Aviation Supply Chain	$435,778	$370,220	$424,638
Government and Defense Services	571,343	194,944	174,391
Maintenance, Repair and Overhaul	393,671	301,348	348,810
Structures and Systems	374,990	449,904	432,690

	$1,775,782	$1,316,416	$1,380,529

	For the Year Ended May 31,
	2011	2010	2009
Gross Profit:
Aviation Supply Chain	$72,251	$67,321	$79,332
Government and Defense Services	105,538	42,304	39,507
Maintenance, Repair and Overhaul	55,871	38,206	51,281
Structures and Systems	69,400	92,519	66,584

	$303,060	$240,350	$236,704

Business Trends and Highlights

        Beginning with our first quarter of fiscal 2011, we began to see the early signs of a recovery in demand for products and services offered to our commercial customers. This recovery followed a period when many U.S. and foreign air carriers reduced fleet capacity, deferred maintenance spending, reduced inventory levels and reduced demand for parts support and maintenance activities. The commercial aviation recovery gained momentum during fiscal 2011 as air carriers expanded their fleets and replenished inventory levels. In addition, we won several new programs supporting our commercial customers, which also contributed to the sales recovery for that market segment. Sales to commercial customers increased 24.1% in fiscal 2011 compared to the prior fiscal year.

        During fiscal 2011, sales to global government and defense customers increased 46.1% and at May 31, 2011 represented 53.1% of consolidated sales. The increase was largely driven by sales attributable to Airlift, which we acquired on April 7, 2010. Although our Airlift business currently contracts only with the U.S. Department of Defense, we are targeting other U.S. Governmental agencies.

Results of Operations

Fiscal 2011 Compared with Fiscal 2010

        Consolidated sales for fiscal 2011 increased $459,366 or 34.9% compared to the prior year period. Sales to commercial customers increased 24.1% compared to the prior year due to increased demand for supply chain and MRO and engineering services, reflecting improved conditions in the commercial aviation industry and performance on new contract awards. Sales to government and defense customers increased 46.1% principally due to the inclusion of Airlift, which was acquired on April 7, 2010, and increased sales at the Company's defense logistics business.

        In the Aviation Supply Chain segment, sales increased $65,558 or 17.7% compared to the prior year. Our parts supply businesses benefitted from the improved airline environment as maintenance activity increased and airlines restocked inventory levels. Gross profit in the Aviation Supply Chain segment increased $4,930 or 7.3% and the gross profit margin percentage declined to 16.6% from 18.2% in the prior year primarily due to the mix of products sold. During the fourth quarter of fiscal 2011, we recorded a $5,355 pre-tax impairment charge to reduce the carrying value of an aircraft held for sale to its estimated sales price. Prior year gross profit was negatively impacted by the sale of the interest in a leveraged lease, in which the Company recorded a $3,800 negative gross profit margin.

        In the Government and Defense Services segment, sales increased $376,399 or 193.1% compared to the prior year. The sales increase reflects the inclusion of revenue from Airlift, which contributed approximately $281,000 of revenue during fiscal 2011, as well as growth in the Company's defense logistics business due to the ramp-up of a new performance-based logistics program. Gross profit increased $63,234 or 149.5% due to increased sales; however, gross profit margin percentage declined to 18.5% from 21.7% in the prior year reflecting lower margins in the defense logistics business due to transition costs associated with the new performance-based logistics program, and a contract adjustment which lowered the pricing for services we deliver under another supply chain program.

        In the Maintenance, Repair and Overhaul segment, sales increased $92,323 or 30.6% versus the prior year due to strong growth at our heavy maintenance and landing gear facilities as well as in our engineering services business. The strong growth was driven by performance on contract awards announced in the previous twelve month period, and the improved airline environment. Gross profit increased $17,665 or 46.2% and the gross profit margin percentage increased to 14.2% from 12.7% in the prior year primarily due to increased volume at each of our MRO facilities.

        In the Structures and Systems segment, sales decreased $74,914 or 16.7% compared to the prior year due to the expected decline in volume at our mobility products business as that business completed contract requirements on two large contracts last fiscal year. Gross profit in the Structures and Systems segment decreased $23,119 or 25.0% and the gross profit margin percentage decreased to 18.5% from 20.6% in the prior year due to the mix of products sold and lower volume.

        During the fourth quarter of fiscal 2011, we sold the assets of a non-strategic product line within our Maintenance, Repair and Overhaul segment. Proceeds from the sale of the product line were $10,000 cash, and the net carrying value of the assets sold was $4,078. The gain on this transaction has been classified as a component of operating income in accordance with U.S. generally accepted accounting principles.

        Selling, general and administrative expenses increased $26,906 or 18.3% primarily due to the inclusion of selling, general and administrative expenses of Airlift. Earnings from aircraft joint ventures increased $3,232 compared to the prior year due to the sale of two aircraft from our joint venture aircraft portfolio during fiscal 2011. Operating income increased $44,958 or 47.9% compared with the prior year primarily due to the increase in sales, partially offset by the increase in selling, general and administrative expenses. Net interest expense increased $4,435 or 17.1% compared to the prior year primarily due to an increase in outstanding borrowings. Our effective income tax rate was 32.6% in fiscal 2011 compared to 32.8% in fiscal 2010. During the fourth quarter of fiscal 2011, we recorded a net $2,300 tax benefit, which was primarily the result of a $3,531 federal income tax benefit as a result of the completion of an examination of our income tax returns from fiscal 2007 through fiscal 2009. The fiscal 2010 effective tax rate reflects the favorable tax impact from the sale of an interest in an aircraft leveraged lease.

        During fiscal 2011, we retired $6,000 par value of our 2.25% convertible notes resulting in a net gain on extinguishment of debt of $97.

        During the third quarter of fiscal 2011, we decided to exit our Amsterdam component repair facility, a business which was reported in our Aviation Supply Chain segment (see Note 11 of Notes to Consolidated Financial Statements).

        In June 2010, the Company and partners of AAR Global Solutions, LLC ("AAR GS") agreed to wind down the operations of AAR GS, resulting in $0 reported in loss attributable to noncontrolling interest in fiscal 2011.

        Net income attributable to AAR was $69,826 compared to $44,628 in the prior year due to the factors discussed above.

Fiscal 2010 Compared with Fiscal 2009

        Consolidated sales for fiscal 2010 decreased $64,113 or 4.6% compared to the prior year period. Sales to commercial customers decreased 13.3% compared to the prior year as airlines reduced inventory levels and maintenance visits principally in response to lower capacity, weak economic conditions and tight credit markets. Sales to defense and government customers increased 6.4% compared to the prior year reflecting higher shipments of specialized mobility products and the impact from Airlift.

        In the Aviation Supply Chain segment, sales decreased $54,418 or 12.8% compared to the prior year. The sales decrease reflects lower demand for aftermarket parts support as airlines reduced inventory levels in response to lower capacity and weak economic conditions. Gross profit in the Aviation Supply Chain segment declined $12,011 or 15.1% and the gross profit margin percentage decreased to 18.2% from 18.7% in the prior year. The current year gross profit was negatively impacted by lower volume and pricing pressure from our airline customers as they sought ways to lower costs and conserve cash, as well as the impact of the sale of an interest in an aircraft leveraged lease during the first quarter of fiscal 2010, on which the Company recorded a $3,800 negative gross profit margin. Fiscal 2009 gross profit was negatively impacted by $31,133 of pre-tax impairment charges to reduce the carrying value of aircraft and aircraft and engine parts.

        In the Government and Defense Services segment, sales increased $20,553 or 11.8% compared to the prior year. The increase in sales reflects the inclusion of revenue from Airlift, which contributed $29,768 of revenues during fiscal 2010. Sales declined at our integrated technologies unit as a result of the completion of certain government contracts. Gross profit in the Government and Defense Services segment increased $2,797 or 7.1% and the gross profit margin percentage declined to 21.7% from 22.7% in the prior year. The increase in gross profit was attributable to the inclusion of Airlift, and the decline in the gross profit margin percentage was due to the mix of products and services sold.

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

        Selling, general and administrative expenses increased $8,105 or 5.8% as a result of the inclusion of Airlift and costs associated with AAR GS, which was launched in June 2009. We also recorded $1,395 of expenses incurred as a result of the Airlift acquisition. Earnings from joint ventures declined $8,384, principally due to increased depreciation expense recorded in the aircraft joint ventures as a result of reducing the useful lives of certain narrow-body aircraft to 25 years, less aircraft owned in joint ventures, and fewer sales of aircraft as compared to the prior year. Operating income decreased $12,843 or 12.0% compared with the prior year as a result of the reduction of sales and gross profit in the Aviation Supply Chain and Maintenance, Repair and Overhaul segments, as well as the reduction in earnings from unconsolidated joint ventures. Net interest expense declined $4,057 or 13.5% compared to the prior year due to a reduction in average outstanding borrowings. The loss on investment of $1,150 reflects the loss on Mesa equity shares that were received in November 2009 in connection with a contract restructuring.

        During fiscal 2010 we retired $13,110 par value of our 1.625% convertible notes and $2,000 par value of our 2.25% convertible notes, resulting in a gain on extinguishment of debt of $893. During fiscal 2009, we retired $110,510 par value of our convertible notes, resulting in gain on extinguishment of debt of $14,701.

        Our effective income tax rate increased to 32.8% in fiscal 2010 from 32.0% in fiscal 2009. The effective income tax rate in fiscal 2009 was favorably impacted by $1,900 of additional research and development tax credits that were identified upon completion of our fiscal 2008 federal income tax return.

        Net income attributable to AAR was $44,628 compared to $56,772 in the prior year due to the factors discussed above.

Liquidity and Capital Resources

        Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets. In addition to these cash sources, our current capital resources include an unsecured credit facility, as well as a separate secured credit facility. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. Under a universal shelf registration statement filed with the Securities and Exchange Commission that became effective on December 12, 2008, we may offer and sell up to $300,000 of various types of securities, including common stock, preferred stock and medium-term or long-term debt securities, subject to market conditions.

        At May 31, 2011, our liquidity and capital resources included cash of $57,433 and working capital of $497,975. On April 12, 2011, we entered into a new credit agreement with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (the "Credit Agreement"). The Credit Agreement creates a $400,000 unsecured revolving credit facility that we can draw upon for general corporate purposes. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $50,000, not to exceed $450,000 in total. The Credit Agreement expires on April 12, 2016. Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.

        The Credit Agreement in part requires the Company to comply with certain financial covenants, including a fixed charge coverage ratio, a leverage ratio, and a minimum tangible net worth. The Credit Agreement contains certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Credit Agreement also requires significant domestic subsidiaries of the Company to provide a guarantee of payment under the Credit Agreement.

        Borrowings outstanding under this facility at May 31, 2011 were $100,000, classified as short-term debt, and there were approximately $10,481 of outstanding letters of credit which reduced the availability of this facility. We also have $3,676 available under a foreign line of credit.

        In addition to our unsecured Credit Agreement, we have a $65,000 secured revolving credit facility with The Huntington National Bank (the "Huntington Loan Agreement"). Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by the

Company. The Huntington Loan Agreement expires on April 23, 2015. Borrowings bear interest at LIBOR plus 325 basis points. As of May 31, 2011, $54,940 was outstanding under this agreement.

        During fiscal 2011, cash flow from operations was $108,598 primarily as a result of net income attributable to AAR and noncontrolling interest and aggregate depreciation and amortization of $153,739. The positive impact on cash from our earnings and aggregate depreciation and amortization, deferred taxes and the increase in accounts payable was partially offset by an increase in accounts receivable, inventories and rotable spares and equipment on or available for short-term lease to support growth initiatives in several of the Company's business units, as well as program costs for the A400M program.

        During fiscal 2011, our investing activities used $118,735 of cash principally as a result of capital expenditures of $124,879 which mainly represents rotary and fixed-wing aircraft and other equipment purchased to support growth and improve operating performance in our Government and Defense Services segment, partially offset by proceeds of $10,000 from the sale of a product line.

        During fiscal 2011, our financing activities used $11,827 of cash primarily due to a reduction in borrowings of $61,532, the payment of dividends of $2,983 and the purchase of treasury stock for $2,539, partially offset by a net increase in short-term borrowings of $54,991.

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2011 is as follows:

	Payments Due by Period
	Total		Due in Fiscal 2012	Due in Fiscal 2013	Due in Fiscal 2014	Due in Fiscal 2015	Due in Fiscal 2016	After Fiscal 2016
On Balance Sheet:
Debt	$361,537	[1]	$11,323	$9,465	$93,520	$27,083	$75,425	$144,721
Non-recourse Debt	11,855		823	9,095	972	965	—	—
Capital Leases	6,718		1,929	4,789	—	—	—	—
Bank Borrowings	100,000	[2]	100,000	—	—	—	—	—
Interest	52,922	[3]	11,081	6,673	6,173	4,602	4,005	20,388
Off Balance Sheet:
Facilities and Equipment Operating Leases	79,644		17,567	16,190	11,734	9,164	6,517	18,472
Garden City, New York Operating Lease	23,049		1,606	1,647	1,688	1,730	1,773	14,605
Purchase Obligations	209,499		195,684	13,043	772	—	—	—
Pension Contribution	6,000		6,000	—	—	—	—	—

Notes:

1
$119,721 par value of our long-term debt is due February 1, 2026; however, we may redeem for cash all or a portion of the notes at any time on or after February 6, 2013. Holders of the notes have the right to require us to purchase all or a portion of notes on February 1, 2013, 2016 and 2021. See Note 2 of Notes to Consolidated Financial Statements.

2
The term of our revolving credit agreement extends to April 12, 2016.

3
Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2011.

        Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2011 was $10,481.

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

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods. Provisions are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions. We have utilized certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand. Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in the recognition of impairment charges in future periods (see Note 12 of Notes to Consolidated Financial Statements).

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

        We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying accounting standards addressing impairment to equipment on or available for lease, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of aircraft and engines which are currently being leased or are available for lease. During the fourth quarter of fiscal 2011, we recorded a $5,355 pre-tax impairment charge to reduce the carrying value of an aircraft held for sale to its fair value (See Note 12 of Notes to Consolidated Financial Statements).

Program Development Costs

        In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft ("A400M"). Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M. As of May 31, 2011, we have capitalized, net of reimbursements, $69,413 of costs associated with the engineering and development of the cargo system. Sales and related cost of sales will be recognized on the units of delivery method. In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system. Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

Pension Plans

        The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

        Our discount rate is determined based on a review of long-term, high quality corporate bonds as of May 31, 2011, and models that match projected benefit payments to coupons and maturities from the high quality bonds. The assumption for the expected long-term return on plan assets is developed through analysis of historical asset returns by investment category, our fund's actual return experience and current market conditions. Changes in the discount rate and differences between expected and actual return on plan assets may impact the amount of net periodic pension expense recognized in our consolidated statement of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

        Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates and credit losses on accounts receivable. See Part II, Item 8 for a discussion on accounts receivable exposure. During fiscal 2011, 2010 and 2009, we did not utilize derivative financial instruments to offset these risks.

        At May 31, 2011, $289,519 was available under our unsecured Credit Agreement. Interest on amounts borrowed under this credit facility is LIBOR based. As of May 31, 2011, the outstanding balance under this agreement was $100,000. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2011 would have reduced our pre-tax income by approximately $138 during fiscal 2011.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2011 and 2010 and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended May 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 13, 2011 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

                      /s/ KPMG LLP

Chicago, Illinois
July 13, 2011

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2011	2010	2009
	(In thousands except per share data)
Sales:
Sales from products	$1,229,320	$1,040,794	$1,125,561
Sales from services	546,462	275,622	254,968

	1,775,782	1,316,416	1,380,529

Costs and operating expenses:
Cost of products	1,055,135	890,248	912,878
Cost of services	412,232	185,818	199,814
Cost of sales—impairment charges	5,355	—	31,133
Selling, general and administrative	173,599	146,693	138,588

	1,646,321	1,222,759	1,282,413

Gain on sale of product line	5,922	—	—
Earnings from joint ventures	3,344	112	8,496

Operating income	138,727	93,769	106,612
Gain on extinguishment of debt	97	893	14,701
Interest expense	(30,670)	(26,831)	(31,408)
Interest income	349	945	1,465
Loss on sale of investments	—	(1,150)	(1,393)

Income from continuing operations before provision for income taxes	108,503	67,626	89,977
Provision for income taxes	35,364	22,190	28,833

Income from continuing operations	73,139	45,436	61,144
Discontinued operations, net of tax:
Operating loss	(3,313)	(2,234)	(2,969)
Loss on disposal	—	—	(1,403)

Loss from discontinued operations	(3,313)	(2,234)	(4,372)

Net income attributable to AAR and noncontrolling
interest	69,826	43,202	56,772
Loss attributable to noncontrolling interest	—	1,426	—

Net income attributable to AAR	$69,826	$44,628	$56,772

Earnings per share—basic:
Earnings from continuing operations	$1.85	$1.23	$1.61
Loss from discontinued operations	(0.09)	(0.06)	(0.12)

Earnings per share—basic	$1.76	$1.17	$1.49

Earnings per share—diluted:
Earnings from continuing operations	$1.81	$1.21	$1.56
Loss from discontinued operations	(0.08)	(0.05)	(0.11)

Earnings per share—diluted	$1.73	$1.16	$1.45

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2011	2010
	(In thousands)
Current assets:
Cash and cash equivalents	$57,433	$79,370
Accounts receivable	287,435	238,466
Inventories	363,399	356,983
Rotable spares and equipment on or available for short-term lease	143,875	122,823
Deposits, prepaids and other	38,260	27,194
Deferred tax assets	23,583	21,495

Total current assets	913,985	846,331

Property, plant and equipment, at cost:
Land	4,842	4,842
Buildings and improvements	95,201	89,547
Equipment, furniture and fixtures	459,432	319,396

	559,475	413,785
Accumulated depreciation	(235,098)	(194,139)

	324,377	219,646

Other assets:
Goodwill and other intangible assets, net	181,097	190,710
Equipment on long-term lease	93,387	109,564
Investment in joint ventures	48,743	48,433
Other	142,138	85,497

	465,365	434,204

	$1,703,727	$1,500,181

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2011	2010
	(In thousands)
Current liabilities:
Short-term debt	$100,000	$45,009
Current maturities of long-term debt	11,323	53,292
Current maturities of non-recourse long-term debt	823	757
Current maturities of long-term capital lease obligations	1,929	1,775
Accounts and trade notes payable	185,096	114,906
Accrued liabilities	116,839	108,950

Total current liabilities	416,010	324,689

Long-term debt, less current maturities	313,981	317,594
Non-recourse debt	11,032	11,855
Capital lease obligations	4,789	6,742
Deferred tax liabilities	98,322	57,335
Other liabilities and deferred income	24,304	35,616

	452,428	429,142

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,986 and 44,870 shares, respectively	44,986	44,870
Capital surplus	423,805	416,842
Retained earnings	486,130	419,287
Treasury stock, 5,205 and 5,386 shares at cost, respectively	(100,431)	(104,447)
Accumulated other comprehensive loss	(18,645)	(29,646)

Total AAR shareholders' equity	835,845	746,906
Noncontrolling interest	(556)	(556)

Total equity	835,289	746,350

	$1,703,727	$1,500,181

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2011

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total AAR Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, May 31, 2008	$43,932	$402,995	$317,887	$(100,935)	$(13,012)	$650,867	$—	$650,867
Net income	—	—	56,772	—	—	56,772	—	56,772
Exercise of stock options and stock awards	67	1,365	—	(879)	—	553	—	553
Tax benefit related to share-based plans	—	171	—	—	—	171	—	171
Restricted stock activity	202	4,857	—	—	—	5,059	—	5,059
Bond hedge and warrant activity	—	(465)	—	(1,345)	—	(1,810)	—	(1,810)
Equity portion of bond repurchase	—	(3,894)	—	—	—	(3,894)	—	(3,894)
Foreign currency translation loss	—	—	—	—	(2,759)	(2,759)	—	(2,759)
Change in unrealized gains (losses) on investments, net of tax	—	—	—	—	(65)	(65)	—	(65)
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	(8,160)	(8,160)	—	(8,160)

Balance, May 31, 2009	$44,201	$405,029	$374,659	$(103,159)	$(23,996)	$696,734	$—	$696,734
Net income	—	—	44,628	—	—	44,628	(1,426)	43,202
Exercise of stock options and stock awards	217	4,753	—	(950)	—	4,020	—	4,020
Tax benefit related to share-based plans	—	817	—	—	—	817	—	817
Restricted stock activity	452	6,531	—	—	—	6,983	408	7,391
Bond hedge and warrant activity	—	86	—	(338)	—	(252)	—	(252)
Equity portion of bond repurchase	—	(374)	—	—	—	(374)	—	(374)
Foreign currency translation loss	—	—	—	—	(2,238)	(2,238)	—	(2,238)
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	(3,412)	(3,412)	—	(3,412)
Contributions from noncontrolling interest	—	—	—	—	—	—	462	462

Balance, May 31, 2010	$44,870	$416,842	$419,287	$(104,447)	$(29,646)	$746,906	$(556)	$746,350
Net income	—	—	69,826	—	—	69,826	—	69,826
Cash dividends	—	—	(2,983)	—	—	(2,983)	—	(2,983)
Exercise of stock options and stock awards	1	3,719	—	1,434	—	5,154	—	5,154
Tax benefit related to share-based plans	—	247	—	—	—	247	—	247
Restricted stock activity	115	2,783	—	5,258	—	8,156	—	8,156
Repurchase of shares	—	—	—	(2,539)	—	(2,539)	—	(2,539)
Bond hedge and warrant activity	—	(99)	—	(137)	—	(236)	—	(236)
Equity portion of bond repurchase	—	313	—	—	—	313	—	313
Foreign currency translation gain	—	—	—	—	3,290	3,290	—	3,290
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	7,711	7,711	—	7,711

Balance, May 31, 2011	$44,986	$423,805	$486,130	$(100,431)	$(18,645)	$835,845	$(556)	$835,289

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2011	2010	2009
	(In thousands)
Cash flows provided from operating activities:
Net income attributable to AAR and noncontrolling interest	$69,826	$43,202	$56,772
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	59,296	38,930	40,094
Amortization of stock-based compensation	12,308	9,335	6,216
Amortization of debt discount	12,309	11,589	13,502
Deferred tax provision	40,644	(2,659)	5,533
Tax benefits from exercise of stock options	(247)	(817)	(171)
Impairment charges	5,355	—	31,133
Gain on extinguishment of debt	(97)	(893)	(14,701)
Loss on sale of investment	—	1,150	1,393
Gain on sale of product line	(5,922)	—	—
Earnings from joint ventures	(3,344)	(112)	(8,496)
Loss on disposal of business, net of tax	—	—	1,403
Changes in certain assets and liabilities, net of acquisitions:
Accounts and notes receivable	(45,026)	33,926	(26,388)
Inventories	(13,017)	19,015	(45,414)
Rotable spares and equipment on or available for short-term lease	(21,598)	19,157	4,270
Equipment on long-term lease	3,310	3,944	(1,265)
Accounts and trade notes payable	48,701	(1,474)	2,651
Accrued and other liabilities	8,230	(376)	(7,423)
Other, primarily deposits and program costs	(62,130)	(20,761)	5,342

Net cash provided from operating activities	108,598	153,156	64,451

Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(124,879)	(28,855)	(27,535)
Proceeds from disposal of assets	24	109	67
Proceeds from sale of product line	10,000	—	767
Proceeds from disposal of business	—	650	100
Proceeds from sale of available for sale securities	—	1,160	1,551
Company acquired, net of cash	—	(193,989)	—
Proceeds from aircraft joint ventures	8,306	44	4,230
Investment in aircraft joint ventures	(9,893)	(4,239)	(828)
Proceeds from leveraged leases	—	5,220	(319)
Other	(2,293)	(2,440)	(2,260)

Net cash used in investing activities	(118,735)	(222,340)	(24,227)

Cash flows provided from (used in) financing activities:
Change in short-term borrowings, net	54,991	60,004	49,090
Reduction in borrowings, net	(61,532)	(25,221)	(78,400)
Reduction in capital lease obligations	(1,796)	(1,815)	(1,635)
Reduction in equity due to convertible bond repurchase	(236)	(374)	(5,992)
Cash dividends	(2,983)	—	—
Purchase of treasury stock	(2,539)	—	—
Stock option exercises	2,021	2,297	599
Tax benefits from exercise of stock options	247	817	171
Contributions from noncontrolling interest	—	462	—

Net cash provided from (used in) financing activities	(11,827)	36,170	(36,167)

Effect of exchange rate changes on cash	27	(121)	(943)

Increase (decrease) in cash and cash equivalents	(21,937)	(33,135)	3,114
Cash and cash equivalents, beginning of year	79,370	112,505	109,391

Cash and cash equivalents, end of year	$57,433	$79,370	$112,505

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

Revenue Recognition

        Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer. Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer. Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title. Under the majority of our expeditionary airlift services contracts, we are paid and record as revenue a fixed daily amount per aircraft for each day an aircraft is available to perform airlift services. In addition, we are paid and record as revenue an amount which is based on number of hours flown. Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer. We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites. Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services. Sales and related cost of sales for certain long-term manufacturing contracts and certain large airframe maintenance contracts are recognized by the percentage of completion method, either based on the relationship of costs incurred to date to estimated total costs or the units of delivery method. Lease revenues are recognized as earned. Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement. However, for leases that provide variable rents, we recognize lease income on a straight-line basis. In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month. Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

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

        Goodwill by reportable segment is as follows:

	May 31,
	2011	2010
Aviation Supply Chain	$20,040	$20,040
Government and Defense Services	38,304	38,304
Maintenance, Repair and Overhaul	28,108	28,108
Structures and Systems	47,549	47,549

	$134,001	$134,001

        May 31, 2010 goodwill was increased by $22,457 to reflect final purchase price allocation related to the Airlift acquisition.

        At May 31, 2011 and 2010, intangible assets, other than goodwill, are comprised of the following:

	May 31,
	2011	2010
Customer relationships	$39,449	$39,449
Lease agreements	21,500	21,500
FAA certificates	5,000	5,000
Covenants not to compete	1,570	1,570
Trademarks	600	600
Other	300	300

	68,419	68,419
Accumulated amortization	(21,323)	(11,710)

	$47,096	$56,709

        Customer relationships are being amortized over one- to twenty-year periods, the lease agreements are being amortized over an eighteen-year period, the FAA certificates are being amortized over a twenty-year period, the covenants not to compete are being amortized over a three-year period and trademarks and other are being amortized over a one-year period. Amortization expense recorded during fiscal 2011, 2010 and 2009 was $9,613, $4,567 and $4,852, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $7,861 in 2012, $6,740 in 2013, $2,826 in 2014, $2,777 in 2015 and $2,616 in 2016.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        At May 31, 2011 and 2010, cash equivalents of approximately $0 and $15,000, respectively, consist of investments in commercial paper and certificates of deposit that mature within 90 days. The carrying amount of cash equivalents approximates fair value at May 31, 2010.

Marketable Securities

        Occasionally we will invest in equity securities and classify these equity securities as available for sale in the Consolidated Balance Sheet. As of May 31, 2011 and 2010, we had no amounts invested in available for sale securities.

        During fiscal 2010 and 2009, we sold investments in securities that were classified as available for sale. The loss on sale of these investments was $1,150 and $1,393 in fiscal 2010 and 2009, respectively.

Foreign Currency

        Our foreign subsidiaries utilize the local currency as their functional currency. All balance sheet accounts of foreign subsidiaries transacting business in currencies other than the U.S. dollar are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss.

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. Department of Defense were $70,652 and $37,379 at May 31, 2011 and 2010, respectively. We perform regular evaluations of customer payment experience, current financial condition and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

        The carrying amounts of cash and cash equivalents, accounts receivable, short-term borrowings and accounts and trade notes payable approximate fair value because of the short-term maturity of these instruments. The carrying value of long-term debt bearing a variable interest rate approximates fair value.

        Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

        Inventories are valued at the lower of cost or market (estimated net realizable value). Cost is determined by the specific identification, average cost or first-in, first-out methods. From time-to-time, we purchase aircraft and engines for disassembly to individual parts and components. Costs are assigned to

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

these individual parts and components utilizing list prices from original equipment manufacturers and recent sales history.

        The following is a summary of inventories:

	May 31,
	2011	2010
Raw materials and parts	$61,314	$62,737
Work-in-process	51,725	51,523
Purchased aircraft, parts, engines and components held for sale	250,360	242,723

	$363,399	$356,983

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

        Future rent due to us under non-cancelable leases during each of the next five fiscal years is $18,919 in 2012, $17,319 in 2013, $17,330 in 2014, $17,146 in 2015 and $10,033 in 2016.

Property, Plant and Equipment

        Depreciation is computed on the straight-line method over useful lives of 10-40 years for buildings and improvements and 3-10 years for equipment, furniture and fixtures and capitalized software. Aircraft and major components in service to support our Airlift business are depreciated over their estimated useful lives which is generally 7-20 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the applicable lease.

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

Comprehensive Income

        A summary of the components of comprehensive income is as follows:

	For the Year Ended May 31,
	2011	2010	2009
Net income attributable to AAR and noncontrolling interest	$69,826	$43,202	$56,772
Other comprehensive income—
Cumulative translation adjustments	3,290	(2,238)	(2,759)
Unrealized loss on investment, net of tax	—	—	(65)
Unrecognized pension and post retirement costs, net of tax	7,711	(3,412)	(8,160)

Total comprehensive income	$80,827	$37,552	$45,788

Supplemental Information on Cash Flows

        Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2011	2010	2009
Interest paid	$17,167	$13,629	$17,014
Income taxes paid	9,812	30,149	29,106
Income tax refunds and interest received	4,541	709	432

        During fiscal 2011, treasury stock decreased $4,016 reflecting the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations and restricted stock award grants of $6,692, partially offset by the purchase of treasury shares of $2,539 and the impact of net share settlements of $137 of bond hedge and warrants associated with convertible bond repurchases during fiscal 2011. During fiscal 2010, treasury stock increased $1,288 reflecting the impact of net share settlements of $338 of bond hedge and warrants associated with convertible bond repurchases during fiscal 2010, and the impact from shares withheld to satisfy statutory tax obligations associated with the exercise of stock options of $950. During fiscal 2009, treasury stock increased $2,224 reflecting the impact of net share settlements of $1,345 of bond hedge and warrants associated with convertible bond repurchases during fiscal 2009, and the impact from shares withheld to satisfy statutory tax obligations associated with the exercise of stock options of $879.

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

New Accounting Standards

        In December 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. We are required to adopt ASU 2010-28 on June 1, 2011 and do not expect it to have an impact on the Company's consolidated financial statements.

2. Financing Arrangements

Revolving Credit Facilities

        Our revolving credit agreement (the "Credit Agreement") with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders, provides us with unsecured revolving borrowing capacity of up to $400,000. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $50,000, not to exceed $450,000 in total. The term of our Credit Agreement extends to April 12, 2016. Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan. Borrowings outstanding under this facility at May 31, 2011 were $100,000, and there were $10,481 of outstanding letters of credit which reduced the availability of this facility to $289,519 at May 31, 2011. In addition to our Credit Agreement, we also have $3,676 available under a foreign line of credit.

        The Credit Agreement in part requires the Company to comply with certain financial covenants, including a fixed charge coverage ratio, a leverage ratio, and a minimum tangible net worth. The Credit Agreement contains certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Credit Agreement also requires significant domestic subsidiaries of the Company to provide a guarantee of payment under the Credit Agreement.

        Short-term borrowing activity under the Credit Agreement and its predecessor facility during fiscal 2011, 2010 and 2009 was as follows:

	For the Year Ended May 31,
	2011	2010	2009
Maximum amount borrowed	$135,000	$150,000	$75,000
Average daily borrowings	70,603	40,795	45,397
Average interest rate during the year	1.95%	1.72%	2.38%

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

        In connection with the acquisition of Airlift described in Note 7, we entered into a loan agreement with The Huntington National Bank (the "Huntington Loan Agreement"). The agreement creates a $65,000 secured revolving credit facility, subject to borrowing limitations. Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by the Company and the agreements under which such aircraft are leased to third-parties. The Huntington Loan Agreement expires on April 23, 2015. Borrowings under the Huntington Loan Agreement bear interest at LIBOR plus 325 basis points. As of May 31, 2011, $54,940 was outstanding under this agreement.

        A summary of our recourse and non-recourse long-term debt is as follows:

	May 31,
	2011	2010
Recourse debt
Notes payable due May 15, 2011 with interest at 8.39% payable semi-annually on June 1 and December 1	$—	$42,000
Note payable due July 19, 2012 with interest at 7.22%, payable monthly	2,217	4,116
Note payable due May 1, 2015 with interest at 3.44%, payable monthly	54,940	64,225
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	73,418	69,957
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	51,309	53,652
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	107,420	100,828
Industrial revenue bond (secured by trust indenture on property, plant and equipment) due August 1, 2018 with floating interest rate, payable monthly	25,000	25,108

Total recourse debt	325,304	370,886
Current maturities of recourse debt	(11,323)	(53,292)

Long-term recourse debt	$313,981	$317,594

Non-recourse debt
Non-recourse note payable due July 19, 2012 with interest at 7.22%	$8,201	$8,201
Non-recourse note payable due April 3, 2015 with interest at 8.38%	3,654	4,411

Total non-recourse debt	11,855	12,612
Current maturities of non-recourse debt	(823)	(757)

Long-term non-recourse debt	$11,032	$11,855

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

        The mortgage loan due August 1, 2015 is secured by our Wood Dale, Illinois facility. At May 31, 2011, the net book value of our Wood Dale, Illinois facility is $13,601.

        During fiscal 2011, we retired $6,000 par value of our 2.25% convertible notes due March 1, 2016. The notes were retired for $4,667 cash, and the gain of $97, after consideration of unamortized discount and debt issuance costs, is recorded in gain on extinguishment of debt on the Consolidated Statements of Income.

        During fiscal 2010, we retired $13,110 par value of our 1.625% convertible notes due March 1, 2014 and $2,000 par value of our 2.25% convertible notes due March 1, 2016. Collectively, the convertible notes were retired for $11,543 cash, and the gain of $893, after consideration of unamortized debt issuance costs, is recorded in gain on extinguishment of debt on the Consolidated Statements of Income.

        During fiscal 2009, we retired $30,279 par value of our 1.75% convertible notes due February 1, 2026, $40,156 par value of our 1.625% convertible notes due March 1, 2014 and $40,075 par value of our 2.25% convertible notes due March 1, 2016. Collectively, the convertible notes were retired for $72,916 cash, and the gain after consideration of unamortized debt issuance costs of $14,701 is recorded in gain on extinguishment of debt on the Consolidated Statements of Income.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

        We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters. We are in compliance with all financial covenants under our financing arrangements. The aggregate par value of long-term recourse debt maturing during each of the next five fiscal years is $11,323 in 2012, $9,465 in 2013, $93,520 in 2014, $27,083 in 2015 and $75,425 in 2016. At May 31, 2011, the face value of our long-term recourse debt was $361,537 and the estimated fair value was approximately $372,000. The fair value was estimated using available market information.

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

        As required by the transition provisions of this new accounting standard, we have adjusted the consolidated financial statements for the year ended May 31, 2009 to reflect retroactive application of its provisions. The information contained in the consolidated financial statements and notes thereto reflect the adjustments as a result of the adoption of the new accounting standard.

        As of May 31, 2011 and 2010, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	May 31,
	2011	2010
Long-term debt:
Principal amount	$268,380	$274,380
Unamortized discount	(36,233)	(49,943)

Net carrying amount	$232,147	$224,437

Equity component, net of tax	$74,966	$74,653

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

        As of May 31, 2011 and 2010, for each of our convertible note issuances, the "if converted" value does not exceed its principal amount.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

        The interest expense associated with the convertible notes was as follows:

	For the Year Ended May 31,
	2011	2010	2009
Coupon interest	$4,932	$5,102	$6,517
Amortization of deferred financing fees	754	775	966
Amortization of discount	12,309	11,589	13,502

Interest expense related to convertible notes	$17,995	$17,466	$20,985

        The following table sets forth the effect of the retrospective application of the new accounting standard on fiscal 2009.

Consolidated Statement of Income:

	Twelve Months Ended May 31, 2009
	Previously Reported	Impact from New Standard	As Adjusted
Gain (loss) on extinguishment of debt	$35,316	$(20,615)	$14,701
Interest expense	18,363	13,045	31,408
Provision for income taxes	40,614	(11,781)	28,833
Income from continuing operations	83,023	(21,879)	61,144
Net income attributable to AAR	78,651	(21,879)	56,772
Earnings per share—basic:
Earnings from continuing operations	$2.19	$(0.58)	$1.61
Loss from discontinued operations	(0.12)	—	(0.12)

	$2.07	$(0.58)	$1.49

Earnings per share—diluted:
Earnings from continuing operations	$1.98	$(0.42)	$1.56
Loss from discontinued operations	(0.11)	—	(0.11)

	$1.87	$(0.42)	$1.45

Non-recourse debt

        On May 31, 2011, our total non-recourse debt balance is $11,855 and is secured by two aircraft with a net book value of $26,963. The aggregate amount of long-term non-recourse debt maturing during the next four fiscal years is $823 in 2012, $9,095 in 2013, $972 in 2014 and $965 in 2015.

3. Stock-Based Compensation

        We provide stock-based awards under the AAR CORP. Stock Benefit Plan ("Stock Benefit Plan") which has been approved by our stockholders. Under this plan, we are authorized to grant stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and become exercisable in three, four or five equal annual increments commencing one year after the date of grant. We issue common stock upon the exercise of stock options. In addition to stock options, the Stock Benefit Plan also provides for the grant of restricted stock awards and performance-based restricted stock awards. The number of performance-based shares earned is based on achievement of certain company-wide financial goals or stock price targets. The Stock Benefit Plan also provides for the grant of stock appreciation units and restricted stock unit awards; however, to date, no stock appreciation units or restricted stock units have been granted.

        Restricted stock grants are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build a career with the Company. Restricted stock typically vests over periods of three to ten years from date of grant. Restricted stock grants may be performance-based with vesting to occur over periods of one to ten years. All restricted stock that has been granted and earned according to performance criteria carries full dividend and voting rights, regardless of whether it has vested.

        Typically, stock options and restricted stock are subject to forfeiture prior to vesting if the employee terminates employment for any reason other than death, retirement or disability, or if we terminate employment for cause. A total of 7,933,000 shares have been granted under the Stock Benefit Plan since its inception, and as of May 31, 2011, a total of 3,766,606 shares were available for future grant under the Stock Benefit Plan.

Stock Options

        During fiscal 2011, 2010 and 2009, we granted stock options representing 720,970 shares, 694,500 shares and 184,750 shares, respectively.

        The weighted average fair value of stock options granted during fiscal 2011, 2010 and 2009 was $8.06, $7.45 and $8.27, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options Granted In Fiscal Year
	2011	2010	2009
Risk-free interest rate	1.8%	2.3%	3.3%
Expected volatility of common stock	47.0%	49.1%	38.9%
Dividend yield	0.0%	0.0%	0.0%
Expected option term in years	5.8	6.0	6.0

        The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of our common stock and the expected option term represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The dividend yield represents our anticipated cash dividends at the grant date over the expected option term.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

        A summary of stock option activity for the three years ended May 31, 2011 follows (shares in thousands):

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,543	$19.28	1,225	$21.18	1,425	$21.53
Granted	721	$17.54	695	$15.21	185	$19.26
Exercised	(128)	$15.85	(217)	$12.47	(68)	$9.66
Cancelled	(142)	$21.79	(160)	$22.60	(317)	$22.11

Outstanding at end of year	1,994	$18.56	1,543	$19.28	1,225	$21.18

Options exercisable at end of year	935	$19.40	663	$20.92	945	$19.89

        The total fair value of stock options that vested during fiscal 2011, 2010 and 2009 was $4,006, $690 and $434, respectively. The total intrinsic value of stock options exercised during fiscal 2011, 2010 and 2009 was $1,344, $2,353 and $493, respectively. The aggregate intrinsic value of options outstanding as of May 31, 2011 was $18,126. The tax benefit realized from stock options exercised during fiscal 2011, 2010 and 2009 was $247, $817 and $171, respectively. Expense charged to operations for stock options during fiscal 2011, 2010 and 2009 was $4,152, $2,265 and $781, respectively, recorded in selling, general and administrative expenses. As of May 31, 2011, we had $6,731 of unrecognized compensation expense related to stock options that will be amortized over an average period of 1.7 years.

        The following table provides additional information regarding stock options outstanding as of May 31, 2011 (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number Outstanding as of 5/31/11	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 5/31/11	Weighted- Average Exercise Price
$ 3.20—$13.00	70	2.1	$7.73	70	$7.73
$13.01—$18.50	1,494	7.6	$16.32	594	$16.36
$18.51—$24.50	321	6.1	$21.59	202	$22.31
$24.51—$34.50	109	5.3	$30.56	69	$30.22

	1,994	6.4	$18.56	935	$19.40

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based restricted stock. The award is contingent upon the achievement of certain performance objectives, including net income, return on capital, and leverage ratios, or the Company's stock price achieving a certain level over a period of time. After the shares are granted, the restrictions are released over a three- to seven-year period. During fiscal 2011, 2010 and 2009, we granted 269,146, 423,000 and 213,000 restricted shares, respectively, under this program.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Stock-Based Compensation (Continued)

        In addition to the performance-based restricted stock awards, we also granted a total of 135,027 restricted shares to members of the Board of Directors and certain executive officers during fiscal 2011. These shares vest over a three- to five-year period.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Expense related to all restricted share programs during fiscal 2011, 2010 and 2009 was $8,701, $7,070 and $5,435, respectively, recorded in selling, general and administrative expenses.

        Restricted share activity during the fiscal year ended May 31, 2011 is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2010	1,205	$23.93
Granted	404	$17.40
Vested	(217)	$17.75
Forfeited	(18)	$18.99

Nonvested at May 31, 2011	1,374	$23.06

        As of May 31, 2011, we had $12,109 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.0 years.

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

Stock Repurchase Authorization

        On June 20, 2006 our Board of Directors authorized us to purchase up to 1,500,000 shares of our common stock on the market. During fiscal 2011, we purchased 150,000 shares of our common stock on the open market at an average price of $16.92, leaving 1,028,300 shares still available for purchase.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Income Taxes

        Substantially all of our pre-tax income was from domestic activities. The provision for income taxes on continuing operations includes the following components:

	For the Year Ended May 31,
	2011	2010	2009
Current:
Federal	$(6,780)	$23,049	$21,400
State	1,500	1,800	1,900

	(5,280)	24,849	23,300
Deferred	40,644	(2,659)	5,533

	$35,364	$22,190	$28,833

        The deferred tax provision results primarily from differences between financial reporting and taxable income arising from inventory and depreciation.

        Income tax receivable at May 31, 2011 and 2010 was $9,054 and $1,893, respectively, and is included in deposits, prepaids and other on the consolidated balance sheet.

        The provision for income taxes on continuing operations differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2011, 2010 and 2009 to income before taxes, for the following reasons:

	For the Year Ended May 31,
	2011	2010	2009
Provision for income taxes at the federal statutory rate	$37,976	$23,669	$31,492
Tax benefits on domestic production activities	—	(1,673)	(1,487)
State income taxes, net of federal benefit and refunds	910	1,056	1,248
Research and development credit	(350)	(418)	(2,702)
Leveraged lease	—	(1,517)	—
Noncontrolling interest	—	499	—
Settlement of tax examinations	(3,531)	—	—
Other	359	574	282

Provision for income taxes on continuing operations	$35,364	$22,190	$28,833

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Income Taxes (Continued)

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes and consist of the following components:

	May 31,
	2011	2010
Deferred tax assets-current attributable to:
Inventory costs	$17,145	$16,916
Employee benefits	5,793	3,416
Allowance for doubtful accounts	2,109	1,834
AMT, NOL and FTC carrybacks	8,400	—
Advanced billings and other	(9,864)	(671)

Total deferred tax assets-current	$23,583	$21,495

Deferred tax assets-noncurrent attributable to:
Postretirement benefits	$12,847	$16,999
Bond hedge	6,733	9,028

Total deferred tax assets-noncurrent	$19,580	$26,027

Total deferred tax assets	$43,163	$47,522

Deferred tax liabilities attributable to:
Depreciation	$(104,202)	$(64,578)
Convertible notes	(13,700)	(18,784)

Total deferred tax liabilities	$(117,902)	$(83,362)

Net deferred tax liabilities	$(74,739)	$(35,840)

        As of May 31, 2011, we have determined that the realization of our deferred tax assets is more likely than not, and that a valuation allowance is not required based upon our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation. During the fourth quarter of fiscal 2011, an examination of the Company's fiscal years 2007 through 2009 tax returns was completed, which resulted in a reduction of income tax expense in the amount of $3,531, primarily due to the allowance of foreign tax credits which had not previously been benefited. Fiscal year 2010 is open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations. The Company has no unrecognized tax benefits as of May 31, 2011.

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

        In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company's unvested restricted stock awards are deemed participating securities since these shares are entitled to participate in dividends declared on common shares. During periods of net income, the calculation of earnings per share for common stock exclude income attributable to unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

        The Company adopted the provisions of this standard during fiscal 2011. The impact of this standard was not material for fiscal 2010 or fiscal 2009.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Earnings Per Share (Continued)

        The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2011 (shares in thousands).

	For the Year Ended May 31,
	2011	2010	2009
Basic EPS:
Income from continuing operations	$73,139	$45,436	$61,144
Less income attributable to participating shares	(2,279)	—	—
Add loss attributable to noncontrolling interest	—	1,426	—

Income from continuing operations available to common shareholders	70,860	46,862	61,144
Add loss from discontinued operations, net of tax	(3,313)	(2,234)	(4,372)

Net income attributable to AAR available to common shareholders	$67,547	$44,628	$56,772

Basic shares:
Weighted average common shares outstanding	38,355	38,182	38,059

Earnings per share—basic:
Earnings from continuing operations	$1.85	$1.23	$1.61
Loss from discontinued operations, net of tax	(0.09)	(0.06)	(0.12)

Earnings per share—basic	$1.76	$1.17	$1.49

Diluted EPS:
Income from continuing operations	$73,139	$45,436	$61,144
Add loss attributable to noncontrolling interest	—	1,426	—
Add after-tax interest on convertible debt	5,615	5,274	5,429

Net income from continuing operations for diluted EPS calculation	78,754	52,136	66,573
Add loss from discontinued operations	(3,313)	(2,234)	(4,372)

Net income attributable to AAR for diluted EPS calculation	$75,441	$49,902	$62,201

Diluted shares:
Weighted average common shares outstanding	38,355	38,182	38,059
Additional shares from the assumed exercise of stock options	319	196	61
Additional shares from the assumed vesting of restricted stock	851	645	244
Additional shares from the assumed conversion of convertible debt	4,068	4,068	4,445

Weighted average common shares outstanding—diluted	43,593	43,091	42,809

Earnings per share—diluted:
Earnings from continuing operations	$1.81	$1.21	$1.56
Loss from discontinued operations, net of tax	(0.08)	(0.05)	(0.11)

Earnings per share—diluted	$1.73	$1.16	$1.45

        At May 31, 2011, 2010 and 2009, respectively, options to purchase 170,000, 378,000 and 958,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Earnings Per Share (Continued)

share, because the exercise price of these options was greater than the average market price of the common shares for the period then ended.

6. Employee Benefit Plans

        We have defined contribution and defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands.

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2011 was 5.0%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Obligations and Funded Status

        The following table sets forth the changes in projected benefit obligations and plan assets for all of our pension plans:

	May 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$104,530	$88,748
Service cost	2,143	1,528
Interest cost	5,376	5,578
Plan participants' contributions	385	392
Net actuarial (gain) loss	(6,415)	18,261
Benefits paid	(5,248)	(5,035)
Curtailment	(1,277)	—
Translation	5,597	(4,942)

Benefit obligation at end of year	$105,091	$104,530

Change in plan assets:
Fair value of plan assets at beginning of year	$78,892	$69,853
Actual return on plan assets	9,987	16,472
Employer contributions	4,653	1,755
Plan participants' contributions	385	392
Benefits paid	(5,248)	(5,035)
Translation	5,753	(4,545)

Fair value of plan assets at end of year	$94,422	$78,892

Funded status at end of year	$(10,669)	$(25,638)

        Amounts recognized in the consolidated balance sheets consisted of the following:

	May 31,
	2011	2010
Other assets	$5,498	$—
Accrued liabilities	(1,610)	(1,465)
Other liabilities and deferred income	(14,557)	(24,173)

	$(10,669)	$(25,638)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive loss, net of tax of $12,661 and $16,773 at May 31, 2011 and 2010, respectively, consisted of the following:

	May 31,
	2011	2010
Actuarial loss	$22,131	$29,799
Prior service cost	564	534

Total	$22,695	$30,333

        Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	May 31,
	2011	2010
Projected benefit obligation	$71,057	$69,165
Accumulated benefit obligation	70,903	68,907
Fair value of plan assets	54,890	46,404

        The accumulated benefit obligation for all pension plans was $100,529 and $97,750 as of May 31, 2011 and 2010, respectively.

Net Periodic Benefit Cost

        Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2011	2010	2009
Service cost	$2,143	$1,528	$1,461
Interest cost	5,376	5,578	5,347
Expected return on plan assets	(5,871)	(5,936)	(6,514)
Amortization of prior service cost	138	132	134
Recognized net actuarial loss	1,219	1,148	500

	$3,005	$2,450	$928

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Assumptions

        The assumptions used in accounting for the Company's plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key assumptions used in the measurement of the Company's benefit obligations:

	May 31,
	2011	2010
Domestic plans:
Discount rate	5.26%	5.60%
Rate of compensation increase	3.50	3.50

	May 31,
	2011	2010
Non-domestic plans:
Discount rate	5.80%	4.50%
Rate of compensation increase	3.00	3.00

        A summary of the weighted average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2011	2010	2009
Domestic plans:
Discount rate	5.60%	6.82%	6.45%
Rate of compensation increase	3.50	3.50	3.50
Expected long-term return on plan assets	8.00	8.50	8.50
Non-domestic plans:
Discount rate	4.50%	5.90%	6.10%
Rate of compensation increase	3.00	3.00	3.00
Expected long-term return on plan assets	4.50	6.50	6.50

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2011	2010
Equity securities	60%	60%	45 – 75%
Fixed income securities	22	20	15 – 45%
Other (fund-of funds hedge fund)	18	20	0 – 25%

	100%	100%

        The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974 (ERISA). The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2011. Direct investments in our securities and the use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks and investments in fund-of funds hedge funds.

        The assets of the non-domestic plan are invested in compliance with local laws and regulations and are comprised primarily of equity and fixed income mutual funds.

        To develop our expected long-term rate of return assumption on domestic plans, we use long-term historical return information for our targeted asset mix and current market conditions.

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2011:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
Large/medium capitalization	$17,586	$—	$—	$17,586
Small capitalization	9,039	—	—	9,039
International	5,958	8,478	—	14,436
Fixed income	10,744	24,697	—	35,441
Hedge funds	—	14,198	1,112	15,310
Cash and other	1,448	1,162	—	2,610

Total investments	$44,775	$48,535	$1,112	$94,422

1
Quoted prices in active markets

2
Significant other observable inputs

3
Significant other unobservable inputs

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

Cash Flow

        The following table summarizes our estimated future pension benefits by fiscal year:

	Fiscal Year
	2012	2013	2014	2015	2016	2017 to 2021
Estimated pension benefits	$7,534	$4,983	$6,158	$5,074	$5,179	$29,194

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing $5,000 to $7,000 during fiscal 2012.

Additional Information

        The estimated amounts for our plans that will be amortized from accumulated other comprehensive loss into expense over the next fiscal year are as follows:

Amortization of net actuarial loss	$1,352

Amortization of prior service cost	$141

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plans are unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $1,187 and $1,299 as of May 31, 2011 and 2010, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Company contributions vest on a pro-rata basis during the first three years of employment. We also provide profit sharing benefits for certain executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to results of operations for Company matching contributions, including profit sharing contributions, was $10,469 in fiscal 2011, $8,065 in fiscal 2010 and $7,964 in fiscal 2009 for these plans.

7. Acquisitions

        On April 7, 2010, we acquired Aviation Worldwide Services, now known as Airlift, a leading provider of expeditionary airlift services and aircraft modifications to the U.S. and foreign government customers.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Acquisitions (Continued)

Airlift operates as part of our Government and Defense Services segment. The purchase price was approximately $200,000 and was paid in cash.

        Our cost to acquire Airlift has been allocated to the assets and liabilities acquired based on fair values. The purchase price allocation is as follows:

Cash	$12,300
Accounts receivable	41,700
Inventory	26,400
Rotable assets	14,000
Prepaid expenses	4,300
Property, plant and equipment	90,600
Identifiable intangibles	20,800
Goodwill	24,200
Accounts payable	(16,000)
Accrued liabilities	(12,100)

8. Aircraft Portfolio

        Within our Aviation Supply Chain segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned. These aircraft are available for lease or sale to commercial air carriers.

Aircraft Owned through Joint Ventures

        As of May 31, 2011, the Company had ownership interests in 23 aircraft with joint venture partners. As of May 31, 2011, our equity investment in the 23 aircraft owned with joint venture partners was approximately $39,994 and is included in investment in joint ventures on the Consolidated Balance Sheet. Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting. Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft. Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis. Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies. During fiscal 2011, 2010 and 2009, we were paid $1,289, $772 and $898, respectively, for such services. The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

        Distributions from joint ventures are classified as operating or investing activities in the condensed consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8. Aircraft Portfolio (Continued)

        Summarized financial information for these limited liability companies is as follows:

	For the Year Ended May 31,
	2011	2010	2009
Sales	$65,161	$45,332	$67,770
Income before provision for income taxes	7,449	967	18,059

	May 31,
	2011	2010
Balance sheet information:
Assets	$219,810	$259,965
Debt	127,037	167,255
Members' capital	89,375	89,449

Wholly-Owned Aircraft

        In addition to the aircraft owned with joint venture partners, we own five aircraft for our own account that are considered wholly-owned. Our investment in the five wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	May 31,
	2011	2010
Gross carrying value	$44,586	$50,854
Debt	(14,072)	(16,728)
Capital lease obligation	(6,716)	(8,492)

Net AAR investment	$23,798	$25,634

        Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 23 aircraft owned with joint venture partners and five wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date (FY)	Post-Lease Disposition
1	737-300	1987	US Airways	2012	Re-lease/Disassemble
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
1	747-400	1989	Delta Airlines	2020	Re-lease/Disassemble
1	737-300	1997	Small Planet Airlines	2013	Re-lease
18	737-400	1992-1997	Malaysia Airlines	Various[1]	Sale/Re-lease

23

1
10 aircraft in 2012; 4 aircraft in 2013; and 4 aircraft in 2014

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8. Aircraft Portfolio (Continued)

Wholly-owned aircraft

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date (FY)	Post-Lease Disposition
1	MD83	1989	Meridiana	2012	Disassemble
2	A320	1992, 1997	Available[2]	—	Sale/Re-lease
1	A320	1992	Air Canada	2015	Re-lease
1	CRJ 200	1999	Air Wisconsin	2017	Sale/Disassemble

5

2
One aircraft was put on lease in June 2011 and the Company entered into an LOI to sell the second aircraft for delivery in fiscal 2012.

9. Equipment on Long-Term Lease

        In fiscal 2005, we entered into a series of ten-year agreements with a regional airline to provide supply chain services for its fleet of CRJ 700/900, ERJ 145 and CRJ 200 regional jets. As part of the agreements, we purchased from the customer approximately $58,400 of equipment to support the program. The equipment is included in equipment on long-term lease on the Consolidated Balance Sheet and is being depreciated on a straight-line basis over 10 years to a 30% residual value. The net book value of this equipment was $32,200 and $38,600 at May 31, 2011 and 2010, respectively.

10. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby the Company sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease. Net proceeds from the sale of the facility were $13,991 and the cost and related accumulated depreciation of the facility of $9,472 and $4,595, respectively, were removed from the Consolidated Balance Sheet at the time of sale. The gain realized on the sale of $9,114 has been deferred and is being amortized over the 20-year lease term. The unamortized balance of the deferred gain as of May 31, 2011 is $5,688 and is included in other liabilities and deferred income on the Consolidated Balance Sheet.

        In addition to the Garden City lease, we lease other facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2034. Under the terms of one of the facility lease agreements, we are entitled to receive rent credits as we increase the space we occupy. During fiscal 2011, 2010 and 2009, we received $34, $47 and $450, respectively, of such rent credits and in accordance with applicable accounting standards, we are treating the rent credits as lease incentives, which

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Commitments and Contingencies (Continued)

are being amortized over the term of the lease. Future minimum payments under all operating leases at May 31, 2011 are as follows:

Year	Facilities and Equipment
2012	$19,173
2013	17,837
2014	13,422
2015	10,894
2016	8,290
2017 and thereafter	33,077

        Rental expense during the past three fiscal years was as follows:

	For the Year Ended May 31,
	2011	2010	2009
Facilities and Equipment	$27,853	$23,232	$22,644
Aviation Equipment	—	792	3,204

        During fiscal 2008, we completed a sale-leaseback transaction with a financial institution to finance an aircraft under a capital lease. Proceeds were approximately $12,880. The gross asset balance and accumulated depreciation of this aircraft as of May 31, 2011 is $11,321 and $2,254, respectively, and is included in equipment on long-term lease on the Consolidated Balance Sheet. Future minimum payments under capitalized leases are as follows:

Year	Future Minimum Payments
2012	$1,929
2013	4,789
2014	—
2015	—
2016	—
2017 and thereafter	—

        We enter into purchase obligations which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $195,684 in 2012, $13,043 in 2013, $772 in 2014 and $0 in 2015 and 2016.

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2011 was approximately $10,481.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

11. Discontinued Operations

        During the third quarter of fiscal 2011, we decided to exit our Amsterdam component repair facility, a business which was reported in our Aviation Supply Chain segment. We are currently evaluating a number of strategic alternatives associated with the business unit, including the sale of the unit. The aggregate carrying value of the unit is approximately $9,000, and we expect to recover the aggregate carrying value.

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

        Revenues, pre-tax operating loss and pre-tax loss on disposal for fiscal years 2011, 2010 and 2009 for the discontinued operations are summarized as follows:

	For the Year Ended May 31,
	2011	2010	2009
Revenues	$29,330	$35,735	$44,298
Pre-tax operating loss	(5,096)	(3,437)	(4,569)
Pre-tax loss on disposal	—	—	(2,209)

12. Impairment Charges

Aircraft

        During the fourth quarter of fiscal 2011, we decided to offer one narrow body aircraft for sale from our wholly-owned aircraft portfolio and subsequent to May 31, 2011, we entered into a letter of intent to sell the aircraft to a foreign air carrier. As a result, we recorded a $5,355 pre-tax impairment charge to reduce the carrying value of the aircraft to its net realizable value.

        During the second quarter of fiscal 2009, we performed a comprehensive review of our aircraft portfolio. The primary objective of this review was to assess the impact of the economic slowdown and credit crisis on market conditions. Based upon that review, and taking into consideration the desire to improve liquidity and generate cash, we made the decision to sell one of the four aircraft acquired before September 11, 2001, and offer two of the remaining three for sale. As a result of this review and taking into consideration our assessment of current market conditions, the Company recorded a $21,033 pre-tax impairment charge to reduce the carrying value of the three aircraft to their net realizable value. As of May 31, 2011, the carrying value of the one remaining aircraft subject to the impairment charge and offered for sale was approximately $2,700.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

13. Gain on Sale of Product Line

        During the fourth quarter of fiscal 2011, we sold substantially all of the assets of a non-strategic product line within our Maintenance, Repair and Overhaul segment. Proceeds from the sale were $10,000 cash paid at closing, and the net carrying value of the assets sold was $4,078, resulting in a pre-tax gain on sale of product line of $5,922. The gain on this transaction has been classified as a component of operating income in accordance with U.S. generally accepted accounting principles.

14. Other Noncurrent Assets

        At May 31, 2011 and 2010, other noncurrent assets consisted of the following:

	May 31,
	2011	2010
Capitalized program development costs	$69,413	$48,767
Deferred program costs	19,404	—
Cash surrender value of life insurance	15,164	13,383
Pension asset	5,498	—
Debt issuance costs	5,281	4,722
Notes receivable	2,443	2,143
Licenses and rights	—	175
Other	24,935	16,307

	$142,138	$85,497

Program Development Costs

        In June 2005, we announced that our Cargo Systems business in our Structures and Systems segment was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft ("A400M"). Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M. As of May 31, 2011, we have capitalized, net of reimbursements, $69,413 of costs associated with the engineering and development of the cargo system. Sales and related cost of sales will be recognized on the units of delivery method.

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

        Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each reportable segment is as follows:

	For the Year Ended May 31,
	2011	2010	2009
Net sales:
Aviation Supply Chain	$435,778	$370,220	$424,638
Government and Defense Services	571,343	194,944	174,391
Maintenance, Repair and Overhaul	393,671	301,348	348,810
Structures and Systems	374,990	449,904	432,690

	$1,775,782	$1,316,416	$1,380,529

	For the Year Ended May 31,
	2011	2010	2009
Gross profit:
Aviation Supply Chain	$72,251	$67,321	$79,332
Government and Defense Services	105,538	42,304	39,507
Maintenance, Repair and Overhaul	55,871	38,206	51,281
Structures and Systems	69,400	92,519	66,584

	$303,060	$240,350	$236,704

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Business Segment Information (Continued)

	May 31,
	2011	2010	2009
Total assets:
Aviation Supply Chain	$533,315	$546,067	$634,307
Government and Defense Services	501,351	307,864	67,618
Maintenance, Repair and Overhaul	234,701	220,159	221,070
Structures and Systems	293,437	276,297	281,410
Corporate	140,923	149,794	171,500

	$1,703,727	$1,500,181	$1,375,905

	For the Year Ended May 31,
	2011	2010	2009
Capital expenditures:
Aviation Supply Chain	$2,714	$3,965	$3,055
Government and Defense Services	107,699	2,830	381
Maintenance, Repair and Overhaul	5,329	7,097	6,391
Structures and Systems	5,912	12,914	15,906
Corporate	3,225	2,049	1,802

	$124,879	$28,855	$27,535

	For the Year Ended May 31,
	2011	2010	2009
Depreciation and amortization:
Aviation Supply Chain	$12,126	$13,472	$18,194
Government and Defense Services	26,572	4,007	1,092
Maintenance, Repair and Overhaul	6,661	6,904	6,531
Structures and Systems	9,066	10,625	10,286
Corporate	4,871	3,922	3,991

	$59,296	$38,930	$40,094

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Business Segment Information (Continued)

        The following table reconciles segment gross profit to consolidated income from continuing operations before provision for income taxes.

	For the Year Ended May 31,
	2011	2010	2009
Segment gross profit	$303,060	$240,350	$236,704
Selling, general and administrative	(173,599)	(146,693)	(138,588)
Gain on sale of product line	5,922	—	—
Earnings from joint ventures	3,344	112	8,496
Gain on extinguishment of debt	97	893	14,701
Interest expense	(30,670)	(26,831)	(31,408)
Interest income	349	945	1,465
Loss on sale of investments	—	(1,150)	(1,393)

Income from continuing operations before provision for income taxes	$108,503	$67,626	$89,977

        No single non-government customer represents 10% or more of total sales in any of the last three fiscal years. Sales to the U.S. Department of Defense, other U.S. government agencies and their contractors by segment are as follows:

	For the Year Ended May 31,
	2011	2010	2009
Aviation Supply Chain	$16,467	$10,372	$8,997
Government and Defense Services	524,129	162,575	125,885
Maintenance, Repair and Overhaul	31,538	34,179	36,453
Structures and Systems	320,883	400,222	361,574

	$893,017	$607,348	$532,909

Percentage of total sales	50.3%	46.1%	38.6%

Geographic Data

	May 31,
	2011	2010
Long-lived assets:
United States	$777,791	$647,440
Europe	11,830	6,252
Other	121	158

	$789,742	$653,850

        Sales to unaffiliated customers in foreign countries, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Business Segment Information (Continued)

domestic subsidiaries), were approximately $308,585 (17.4% of total sales), $264,829 (20.1% of total sales) and $277,067 (20.1% of total sales) in fiscal 2011, 2010 and 2009, respectively.

16. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2011 and 2010 follows.

Fiscal 2011

Quarter	Sales	Gross Profit	Income from Continuing Operations	Diluted Earnings Per Share— Continuing Operations
First	$404,393	$70,001	$14,047	$0.36
Second	440,522	73,678	18,090	0.45
Third	451,031	77,773	18,304	0.45
Fourth	479,836	81,608	22,698	0.55

	$1,775,782	$303,060	$73,139	$1.81

Fiscal 2010

Quarter	Sales	Gross Profit	Income from Continuing Operations	Diluted Earnings Per Share— Continuing Operations
First	$332,249	$52,904	$9,532	$0.28
Second	318,513	62,485	13,443	0.35
Third	300,845	58,216	10,547	0.28
Fourth	364,809	66,745	11,914	0.31

	$1,316,416	$240,350	$45,436	$1.21

17. Allowance for Doubtful Accounts

	May 31,
	2011	2010	2009
Balance, beginning of year	$4,773	$4,677	$5,977
Provision charged to operations	1,315	2,505	4,762
Deductions for accounts written off, net of recoveries	(369)	(2,409)	(6,062)

Balance, end of year	$5,719	$4,773	$4,677

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2011, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

        There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "AIR". On November 9, 2010, our Chief Executive Officer certified to the NYSE pursuant to Rule 303A.12(a) that, as of the date of that certification, he was not aware of any violation by the Company of the NYSE's Corporate Governance listings standards.

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

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2011.

        KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

 Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited AAR CORP. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended May 31, 2011, and our report dated July 13, 2011 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Chicago, Illinois
July 13, 2011

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about the Director Nominees and Continuing Directors" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "Corporate Governance—Board Committees" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Business Ethics and Conduct" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. For a description of those procedures, see the caption "Corporate Governance—Director Nominations and Qualifications" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the following captions: (a) "Executive Compensation—Compensation Committee's Report on Executive Compensation," (b) "Executive Compensation—Summary Compensation Table," (c) "Executive Compensation—Grants of Plan-Based Awards Table," (d) "Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table," (e) "Executive Compensation—Option Exercises and Stock Vested Table," (f) "Executive Compensation—Pension Benefits Table," (g) "Executive Compensation—Non-Qualified Deferred Compensation Table," (h) "Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control of the Company," (i) "Corporate Governance—Director Compensation," and (j) "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

        The following table provides information as of May 31, 2011 with respect to the Company's compensation plans under which equity securities of the Company are authorized for issuance (shares in thousands):

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,994	$18.56	3,767
Equity compensation plans not approved by security holders	—	—	—

Total	1,994	$18.56	3,767

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Corporate Governance—Director Independence" and "Corporate Governance—Related Person Transaction Policy" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

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

AAR CORP. (Registrant)
Date: July 13, 2011	BY:	/s/ DAVID P. STORCH David P. Storch Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID P. STORCH David P. Storch	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	President and Chief Operating Officer; Director
/s/ RICHARD J. POULTON Richard J. Poulton	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President and Controller (Principal Accounting Officer)
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director	July 13, 2011
/s/ JAMES G. BROCKSMITH, JR. James G. Brocksmith, Jr.	Director
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director
/s/ JAMES E. GOODWIN James E. Goodwin	Director
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ PETER PACE Peter Pace	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
/s/ RONALD B. WOODARD Ronald B. Woodard	Director

EXHIBIT INDEX

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[11]
		3.2	By-Laws, as amended and restated through July 9, 2008.[25]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and Computershare Trust Company dated July 11, 2007.[20]
4.4
Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[1] First Supplemental Indenture thereto dated August 26, 1991;[2] Second Supplemental Indenture thereto dated December 10, 1997.[4]
		4.5	Loan Agreement dated July 15, 2005 between Registrant's Subsidiary, AAR Wood Dale LLC and Principal Commercial Funding, LLC.[13]
		4.6	Form of 1.75% Senior Convertible Note.[15]
		4.7	Indenture between AAR CORP. and U.S. Bank, National Association, as trustee, dated February 1, 2006.[15]
		4.8	Form of 1.625% Convertible Senior Note due 2014.[23]
		4.9	Form of 2.25% Convertible Senior Note due 2016.[23]
		4.10	Indenture for 1.625% Convertible Senior Notes due 2014 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[23]
		4.11	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[23]
4.12
Master Loan Agreement between EP Aviation, LLC and The Huntington National Bank dated as of April 23, 2010, together with the Guaranty dated April 23, 2010 made by AAR CORP. in favor of the Huntington Bank.[29]
		4.13	Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[33]
		4.14	Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[33]

	Index		Exhibits
		4.15	Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto.[34]
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*	Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[7] as amended June 27, 2003,[9] May 5, 2005,[12] July 12, 2005,[16] June 23, 2006,[19] January 23, 2007[19] and January 27, 2007.[24]
		10.2*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[3] amended May 26, 2000[5] and April 10, 2001.[6]
		10.3*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005,[17] as amended July 11, 2007,[19] October 17, 2007[24] and June 11, 2010.[32]
		10.4*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[6]
		10.5*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko[5], as amended June 14, 2010.[31]
		10.6*	AAR CORP. Nonemployee Directors' Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.[18]
		10.7*	Severance and Change in Control Agreement dated January 14, 2000 between the Registrant and James J. Clark.[8]
		10.8	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[10]
10.9
Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[10]
10.10
Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of June 14, 2004, as amended January 21, 2005,[12] May 19, 2006,[18] May 16, 2008[28] and March 2, 2010.[32]
		10.11*	Form of Non-Qualified Stock Option Agreement (filed herewith).
		10.12*	Form of Restricted Stock Agreement (filed herewith).
		10.13*	Form of Performance Restricted Stock Agreement (filed herewith).

	Index		Exhibits
		10.14*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[14]
		10.15*	Form of Director Restricted Stock Agreement (filed herewith).
		10.16*	Form of Split Dollar Insurance Agreement.[18]
		10.17	Confirmation of OTC Convertible Note Hedge Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[22]
		10.18	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[22]
		10.19	Confirmation of OTC Warrant Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[22]
		10.20	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[22]
		10.21*	Form of Severance and Change in Control Agreement effective from and after July 9, 2008 (entered into between the Registrant and each of Richard J. Poulton and Robert J. Regan).[25]
		10.22	Form of Directors' and Officers' Indemnification Agreement.[26]
		10.23*	Amended and Restated Employment Agreement dated May 31, 2010 between Registrant and David P. Storch.[30]
		10.24*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Romenesko, Clark and Sharp).[27]
		10.25*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Poulton and Regan).[27]
		10.26*	Short-Term Incentive Plan for Senior Executives.[32]
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 13, 2011 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		31.2	Section 302 Certification dated July 13, 2011 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).

	Index		Exhibits
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 13, 2011 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 13, 2011 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).
101.	Interactive Data File	101
			The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2011 and 2010, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Changes in Equity for the three years ended May 31, 2011 and (v) Notes to Consolidated Financial Statements.**

Notes:

**
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

4
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated December 10, 1997.

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

10
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

11
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

12
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

13
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 15, 2005.

14
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.

15
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 1, 2006.

16
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.

17
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 9, 2006.

18
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

19
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

20
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 12, 2007.

21
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 5, 2007.

22
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 11, 2008.

23
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 14, 2008.

24
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2008.

25
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 11, 2008.

26
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

27
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2009.

28
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2009.

29
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 27, 2010.

30
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 8, 2010.

31
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 18, 2010.

32
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

33
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2010.

34
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 14, 2011.