Form 10-Q
period 2011-08-31
AAR CORP
filed 2011-09-23
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2011

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

As of August 31, 2011, there were 40,460,631 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2011

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2011 and May 31, 2011

(In thousands)

	August 31,	May 31,
	2011	2011
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$35,523	$57,433
Accounts receivable, less allowances of $5,615 and $5,719, respectively	296,382	287,435
Inventories	402,740	363,399
Rotable spares and equipment on or available for short-term lease	146,189	143,875
Deposits, prepaids and other	39,830	38,260
Deferred tax assets	23,583	23,583
Total current assets	944,247	913,985

Property, plant and equipment, net of accumulated depreciation of $246,183 and $235,098, respectively	335,269	324,377

Other assets:
Goodwill and other intangible assets, net	179,145	181,097
Equipment on long-term lease	76,304	93,387
Investment in joint ventures	44,256	48,743
Other	173,151	142,138
	472,856	465,365
	$1,752,372	$1,703,727

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2011 and May 31, 2011

(In thousands)

	August 31	May 31,
	2011	2011
	(Unaudited)
Liabilities and equity:
Current liabilities:
Short-term debt	$50,000	$100,000
Current maturities of long-term debt	19,208	11,323
Current maturities of non-recourse long-term debt	840	823
Current maturities of long-term capital lease obligations	6,334	1,929
Accounts and trade notes payable	168,791	185,096
Accrued liabilities	104,912	116,839
Total current liabilities	350,085	416,010

Long-term debt, less current maturities	414,700	313,981
Non-recourse debt	2,615	11,032
Capital lease obligations	148	4,789
Deferred tax liabilities	99,871	98,322
Other liabilities and deferred income	35,824	24,304
	553,158	452,428

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,934 and 44,986 shares, respectively	44,934	44,986
Capital surplus	412,924	423,805
Retained earnings	499,745	486,130
Treasury stock, 4,473 and 5,205 shares at cost, respectively	(86,856)	(100,431)
Accumulated other comprehensive loss	(21,062)	(18,645)
Total AAR shareholders’ equity	849,685	835,845
Noncontrolling interest	(556)	(556)
Total equity	849,129	835,289
	$1,752,372	$1,703,727

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2011 and 2010

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	August 31,
	2011	2010
Sales:
Sales from products	$327,898	$281,756
Sales from services	151,392	122,637
	479,290	404,393
Cost and operating expenses:
Cost of products	287,362	237,209
Cost of services	117,088	97,183
Selling, general and administrative	41,730	41,242
	446,180	375,634
Earnings from joint ventures	205	28
Operating income	33,315	28,787
Gain on extinguishment of debt	—	97
Interest expense	(7,518)	(7,433)
Interest income	104	160
Income from continuing operations before provision for income taxes	25,901	21,611
Provision for income taxes	8,938	7,564
Income from continuing operations	16,963	14,047
Discontinued operations, net of tax	(314)	(373)
Net income	$16,649	$13,674

Earnings per share — basic:
Earnings from continuing operations	$0.42	$0.37
Loss from discontinued operations	$(0.01)	$(0.01)
Earnings per share — basic	$0.41	$0.36
Earnings per share — diluted:
Earnings from continuing operations	$0.41	$0.36
Loss from discontinued operations	$—	$(0.01)
Earnings per share — diluted	$0.41	$0.35

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2011 and 2010

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,
	2011	2010
Cash flows from operating activities:
Net income	$16,649	$13,674
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	16,699	14,367
Amortization of stock-based compensation	2,617	2,623
Amortization of debt discount	3,220	3,011
Deferred tax provision	2,779	1,352
Tax benefits from exercise of stock options	(765)	(1)
Gain on extinguishment of debt	—	(97)
Earnings from joint ventures	(205)	(28)
Changes in certain assets and liabilities:
Accounts receivable	(9,001)	(2,859)
Inventories	(36,755)	(8,482)
Rotable spares and equipment on or available for short-term lease	(8,269)	(15,276)
Equipment on long-term lease	19,446	2,076
Accounts and trade notes payable	4,993	15,221
Accrued and other liabilities	(5,115)	(7,097)
Other, primarily deposits and program costs	(31,905)	(11,266)
Net cash provided from (used in) operating activities	(25,612)	7,218
Cash flows from investing activities:
Property, plant and equipment expenditures	(41,751)	(37,046)
Proceeds from disposal of assets	—	15
Proceeds from aircraft joint ventures	—	598
Investment in aircraft joint ventures	(401)	(1,207)
Other	(109)	(1,188)
Net cash used in investing activities	(42,261)	(38,828)
Cash flows from financing activities:
Change in short-term borrowings	50,000	14,991
Reduction in borrowings	(3,060)	(7,446)
Reduction in capital lease obligations	(471)	(436)
Reduction in equity due to convertible bond repurchases	—	(236)
Cash dividends	(3,034)	—
Purchase of treasury stock	(1,038)	(2,539)
Stock option exercises	2,897	47
Tax benefits from exercise of stock options	765	1
Net cash provided from financing activities	46,059	4,382
Effect of exchange rate changes on cash	(96)	13
Decrease in cash and cash equivalents	(21,910)	(27,215)
Cash and cash equivalents, beginning of period	57,433	79,370
Cash and cash equivalents, end of period	$35,523	$52,155

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Three Months Ended August 31, 2011

(Unaudited)

(In thousands)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2011	$44,986	$423,805	$486,130	$(100,431)	$(18,645)	$835,845	$(556)	$835,289
Net income	—	—	16,649	—	—	16,649	—	16,649
Cash dividends	—	—	(3,034)	—	—	(3,034)	—	(3,034)
Exercise of stock options and stock awards	—	(478)	—	1,533	—	1,055	—	1,055
Tax benefit related to share-based plans	—	639	—	—	—	639	—	639
Restricted stock activity	(52)	(11,042)	—	13,080	—	1,986	—	1,986
Repurchase of shares	—	—	—	(1,038)	—	(1,038)	—	(1,038)
Unrealized loss on derivatives, net of tax	—	—	—	—	(2,515)	(2,515)	—	(2,515)
Foreign currency translation gain	—	—	—	—	98	98	—	98
Balance, August 31, 2011	$44,934	$412,924	$499,745	$(86,856)	$(21,062)	$849,685	$(556)	$849,129

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 — Basis of Presentation

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our,” unless the context indicates otherwise.  The accompanying condensed consolidated financial statements include the accounts of AAR and its subsidiaries after elimination of intercompany accounts and transactions.

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The condensed consolidated balance sheet as of May 31, 2011 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2011, the condensed consolidated statements of income for the three-month periods ended August 31, 2011 and 2010, its cash flows for the three-month periods ended August 31, 2011 and 2010 and the condensed consolidated statement of changes in equity for the three-month period ended August 31, 2011.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 — Accounting for Stock-Based Compensation

We provide stock-based awards under the AAR CORP. Stock Benefit Plan (“Stock Benefit Plan”) which has been approved by our stockholders.  Under the Stock Benefit Plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant.  Generally, stock options awarded expire ten years from the date of grant and are exercisable in three, four or five equal annual increments commencing one year after the date of grant.  We issue common stock upon the exercise of stock options.  In addition to stock options, the Stock Benefit Plan also provides for the grant of restricted stock awards and performance-based restricted stock awards.  The number of performance-based awards earned is based on achievement of certain Company-wide financial goals or stock price targets.  The Stock Benefit Plan also provides for the grant of stock appreciation units and restricted stock units; however, to date, no such awards have been granted.

We measure share-based compensation based on the fair value of the award at the grant date, and recognize the cost of share-based awards over the applicable service period, which is generally the vesting period.  Performance-based restricted stock compensation is recognized over the applicable service period and based on the level of achievement that is considered probable.

During the three-month periods ended August 31, 2011 and 2010, we granted stock options representing 157,281 shares and 691,471 shares, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The weighted average fair value of stock options granted during the three-month periods ended August 31, 2011 and 2010 was $11.80 and $7.94, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	August 31,
	2011	2010
Risk-free interest rate	1.5%	1.9%
Expected volatility of common stock	45.7%	47.0%
Dividend yield	1.0%	0.0%
Expected option term in years	5.7	5.8

The following table summarizes stock option activity for the three-month period ended August 31, 2011:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (years)	Value
Outstanding at May 31, 2011	1,994	$18.56
Granted	157	$29.30
Exercised	(332)	$20.03
Cancelled	(31)	$17.11
Outstanding at August 31, 2011	1,788	$19.66	6.9	$11,362
Exercisable at August 31, 2011	866	$18.28	4.4	$6,427

The total fair value of stock options that vested during the three-month periods ended August 31, 2011 and 2010 was $3,720 and $2,275, respectively.  The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2011 and 2010 was $3,323 and $4, respectively.  The tax benefit realized from stock options exercised during the three-month periods ended August 31, 2011 and 2010 was $639 and $1, respectively.  Expense charged to operations for stock options during the three-month periods ended August 31, 2011 and 2010 was $1,099 and $888, respectively.  As of August 31, 2011, we had $7,170 of unearned compensation related to stock options that will be amortized over an average remaining period of 1.4 years.

The fair value of restricted stock awards is the market value of our common stock on the date of grant.  Amortization expense related to restricted stock awards during the three-month periods ended August 31, 2011 and 2010 was $1,518 and $1,735, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Restricted share activity during the three-month period ended August 31, 2011 is as follows:

	Number of	Weighted Average
	Shares	Fair Value
	(in thousands)	on Grant Date
Unvested at May 31, 2011	1,374	$23.06
Granted	598	$23.99
Vested	(324)	$26.71
Forfeited	(49)	$24.54
Unvested at August 31, 2011	1,599	$22.61

During the three-month period ended August 31, 2011, we granted a total of 45,000 restricted shares to members of the Board of Directors.  As of August 31, 2011 we had $25,373 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.7 years.

Note 3 — Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2011	2011
Raw materials and parts	$63,053	$61,314
Work-in-process	61,913	51,725
Purchased aircraft, parts, engines and components held for sale	277,774	250,360
	$402,740	$363,399

Note 4 — Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2011	2010
Interest paid	$3,158	$3,609
Income taxes paid	1,905	3,053
Income tax refunds received	4,904	67

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 5 — Comprehensive Income

A summary of the components of comprehensive income is as follows:

	Three Months Ended
	August 31,
	2011	2010
Net income	$16,649	$13,674

Other comprehensive income —
Cumulative translation adjustments	98	110
Unrealized loss on derivative instruments, net of tax	(2,515)	—

Total comprehensive income	$14,232	$13,784

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 6 — Financing Arrangements

A summary of our recourse and non-recourse debt is as follows:

	August 31,	May 31,
	2011	2011
Recourse debt:

Revolving credit facility expiring April 12, 2016 with interest payable monthly (see Note 7)	$150,000	$100,000
Note payable due July 19, 2012 with interest at 7.22%, payable monthly	9,922	2,217
Note payable due May 1, 2015 with interest at 3.44%, payable monthly	52,619	54,940
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	74,320	73,418
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	51,892	51,309
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	109,155	107,420
Industrial revenue bond (secured by trust indenture on property, plant and equipment) due August 1, 2018 with floating interest rate, payable monthly	25,000	25,000
Total recourse debt	483,908	425,304
Current maturities of recourse debt	(69,208)	(111,323)
Long-term recourse debt	$414,700	$313,981

Non-recourse debt:

Non-recourse note payable due July 19, 2012 with interest at 7.22%	$—	$8,201
Non-recourse note payable due April 3, 2015 with interest at 8.38%	3,455	3,654
Total non-recourse debt	3,455	11,855
Current maturities of non-recourse debt	(840)	(823)
Long-term non-recourse debt	$2,615	$11,032

During the first quarter of fiscal 2012, the non-recourse note due July 19, 2012 became fully recourse to the Company and is presented in the recourse portion of the table above.

During the three-month period ended August 31, 2010, we retired $6,000 par value of our 2.25% convertible notes due March 1, 2016.  The notes were retired for $4,667 cash, and the gain of $97, after consideration of unamortized discount and debt issuance costs, is recorded in gain on extinguishment of debt on the condensed consolidated statements of income.

At August 31, 2011, the face value of our long-term recourse debt was $447,713 and the estimated fair value was approximately $442,000.  The fair value was estimated using available market information.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

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

As of August 31, 2011 and May 31, 2011, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	August 31,	May 31,
	2011	2011
Long-term debt:
Principal amount	$268,380	$268,380
Unamortized discount	(33,013)	(36,233)
Net carrying amount	$235,367	$232,147

Equity component, net of tax	$74,966	$74,966

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

As of August 31, 2011 and 2010, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The interest expense associated with the convertible notes was as follows:

	Three Months Ended
	August 31,
	2011	2010
Coupon interest	$1,228	$1,247
Amortization of deferred financing fees	188	189
Amortization of discount	3,220	3,011
Interest expense related to convertible notes	$4,636	$4,447

Note 7 — Derivative Instruments and Hedging Activities

We are exposed to interest rate risk associated with fluctuations in interest rates on our variable rate debt.  During the first quarter of fiscal 2012, we entered into two derivative financial instruments in order to manage our variable interest rate exposure over a medium- to long-term period.  In June, we entered into a floating-to-fixed interest rate swap to hedge interest on $50,000 of notional principal balance under our revolving credit agreement.  Also in June, we entered into an interest rate cap agreement on $50,000 of notional principal interest under our revolving credit agreement.

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.  In connection with derivative financial instruments, there exists the risk of the possible inability of counterparties to meet the terms of their contracts.  We mitigate this risk by performing financial reviews before the contract is entered into, as well as on-going periodic evaluations.  We do not expect any significant losses from counterparty defaults.

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of August 31, 2011, all of our derivative instruments were classified as cash flow hedges.  The fair value of the interest rate swap and interest cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

The fair value of the Company’s interest rate derivatives are classified as Level 2 in the fair value hierarchy. Level 2 refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. At August 31, 2011, the fair value of the Company’s interest rate derivatives was recorded as follows:

		Derivative	Derivative
		Assets	Liabilities
	Balance Sheet Classification	August 31, 2011	August 31, 2011
Derivatives designated as hedging instruments:

Interest rate cap	Long-term assets	$759	$—
Interest rate swap	Long-term liabilities	$—	$(2,880)

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement on the condensed consolidated statement of income for the three-month period ended August 31, 2011 was as follows:

Three Months Ended
August 31, 2011

Gain (loss) recognized in other comprehensive income — effective portion	$(2,515)

Gain (loss) reclassified from accumulated other comprehensive income into income	$—

Gain (loss) recognized in income — ineffective portion	$—

We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

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

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted stock awards are deemed participating securities since these shares are entitled to participate in dividends declared on common shares.  During periods of net income, the calculation of earnings per share for common stock excludes  income attributable to unvested restricted stock awards from the numerator and excludes the dilutive impact of those shares from the denominator.  During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2011 and 2010.

	Three Months Ended
	August 31,
	2011	2010
Basic EPS:
Income from continuing operations	$16,963	$14,047
Less income attributable to participating shares	(596)	—
Income from continuing operations available to common shareholders	16,367	14,047
Loss from discontinued operations	(314)	(373)
Net income attributable to AAR available to common shareholders	$16,053	$13,674

Basic shares:
Weighted average common shares outstanding	38,869	38,411

Earnings per share — basic:
Earnings from continuing operations	$0.42	$0.37
Loss from discontinued operations, net of tax	(0.01)	(0.01)
Earnings per share — basic	$0.41	$0.36

Diluted EPS:
Income from continuing operations	$16,963	$14,047
Less income attributable to participating shares	(548)	—
Add after-tax interest on convertible debt	1,461	1,371
Income from continuing operations available to common shareholders	17,876	15,418
Loss from discontinued operations	(314)	(373)
Net income attributable to AAR available to common shareholders	$17,562	$15,045

Diluted shares:
Weighted average common shares outstanding	38,869	38,411
Additional shares from the assumed exercise of stock options	387	85
Additional shares from the assumed conversion of convertible debt	4,090	4,068
Weighted average common shares outstanding — diluted	43,346	42,564

Earnings per share — diluted:
Earnings from continuing operations	$0.41	$0.36
Loss from discontinued operations, net of tax	—	(0.01)
Earnings per share — diluted	$0.41	$0.35

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

At August 31, 2011 and 2010, respectively, stock options to purchase 210,000 and 1,232,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

Note 9 — License Fees

In June 2011, we entered into a ten-year agreement with Unison Industries to be the exclusive worldwide aftermarket distributor for Unison’s electrical components, sensors, switches and other systems for aircraft and industrial uses (the “Agreement”).  The Agreement is expected to generate approximately $600,000 in revenues for the Company over its ten-year term.  In connection with the agreement, we agreed to pay Unison Industries $20,000 for the exclusive distribution rights with $7,000 paid in June 2011, and $1,300 payable by January 31 of each calendar year beginning in January 2012 through 2021.

In June 2011, we recorded an asset of $16,513, representing the $7,000 license fee paid in June 2011 and the present value of the future obligation for the license fees under the Agreement.  This item is included in Other assets on the condensed consolidated balance sheet and is being amortized over a ten-year period.  The current portion of the deferred payments is recorded in Accrued liabilities and the long-term portion is included in Other liabilities and deferred income on the condensed consolidated balance sheet.

Note 10 —Aircraft Portfolio

Within our Aviation Supply Chain segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned.  These aircraft are available for lease or sale to commercial air carriers.

Aircraft Owned through Joint Ventures

As of August 31, 2011, the Company had ownership interests in 22 aircraft with joint venture partners.  As of August 31, 2011, our equity investment in the 22 aircraft owned with joint venture partners was approximately $35,789 and is included in investment in joint ventures on the Condensed Consolidated Balance Sheet.  Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the three-month periods ended August 31, 2011 and 2010, we were paid $165 and $212, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the condensed consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended
	August 31,
	2011	2010
Sales	$9,490	$12,266
Income before provision for income taxes	587	254

	August 31,	May 31,
	2011	2011
Balance sheet information:
Assets	$192,281	$219,810
Debt	109,441	127,037
Members’ capital	80,182	89,375

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we own four aircraft for our own account that are considered wholly-owned.  Our investment in the four wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	August 31,	May 31,
	2011	2011
Gross carrying value	$26,553	$44,586
Debt	(13,378)	(14,072)
Capital lease obligation	(6,249)	(6,716)
Net AAR investment	$6,926	$23,798

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 22 aircraft owned with joint venture partners and four wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	737-300	1987	Available	—	Re-lease/Disassemble
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
1	737-300	1997	Small Planet Airlines	2013	Re-lease
1	737-400	1993	Available	—	Sale
17	737-400	1992-1997	Malaysia Airlines	Various(1)	Sale/Re-lease
22

(1)  9 aircraft in 2012; 4 aircraft in 2013 and 4 aircraft in 2014

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Wholly-owned aircraft

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	MD83	1989	Meridiana	2012	Disassemble
1	A320	1992	Available	—	Sale
1	A320	1997	Donbassaero Airlines	2017	Re-lease
1	CRJ 200	1999	Air Wisconsin	2017	Sale/Disassemble
4

Note 11 — Discontinued Operations

During the third quarter of fiscal 2011, we decided to exit our Amsterdam component repair facility, a business which was reported in our Aviation Supply Chain segment.  We are currently evaluating a number of strategic alternatives associated with the business unit, including the sale of the unit.  The aggregate carrying value of the unit is approximately $7,600 and we expect to recover the carrying value.

Revenues and pre-tax operating loss for the three-month periods ended August 31, 2011 and 2010 for the discontinued operation are summarized as follows:

	Three Months Ended
	August 31,
	2011	2010

Revenues	$6,245	$7,804
Pre-tax operating loss	(483)	(574)

Note 12 — Business Segment Information

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance, including painting, and the repair and overhaul of landing gear.  Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

Sales in the Structures and Systems segment are derived from the engineering, design and manufacture of containers, pallets and shelters used to support the U.S. military’s requirements for a mobile and agile force, complex machined and fabricated parts, components and sub-systems for various aerospace and defense programs and other applications, in-plane cargo loading and handling systems for commercial and military applications and composite products for aviation and industrial use.  Cost of sales consists principally of the cost of product, direct labor and overhead.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2011.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  The expenses and assets related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended
	August 31,
	2011	2010
Sales:
Aviation Supply Chain	$154,874	$100,266
Government and Defense Services	149,999	129,330
Maintenance, Repair and Overhaul	93,177	76,819
Structures and Systems	81,240	97,978
	$479,290	$404,393

	Three Months Ended
	August 31,
	2011	2010
Gross profit:
Aviation Supply Chain	$25,299	$19,240
Government and Defense Services	27,409	23,022
Maintenance, Repair and Overhaul	10,261	10,107
Structures and Systems	11,871	17,632
	$74,840	$70,001

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

General Overview

We report our activities in four business segments:  Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems.  The table below sets forth consolidated sales for our four business segments for the three-month periods ended August 31, 2011 and 2010.

	Three Months Ended
	August 31,
	2011	2010
Sales:
Aviation Supply Chain	$154,874	$100,266
Government and Defense Services	149,999	129,330
Maintenance, Repair and Overhaul	93,177	76,819
Structures and Systems	81,240	97,978
	$479,290	$404,393

Beginning with our first quarter of fiscal 2011, we saw the early signs of a recovery in demand for products and services offered to our commercial customers.  This recovery followed a period when many U.S. and foreign air carriers reduced fleet capacity, deferred maintenance spending, reduced inventory levels and reduced demand for parts support and maintenance activities.  The commercial aviation recovery gained momentum during fiscal 2011 as air carriers expanded their fleets and replenished inventory levels.  In addition, we won several new programs supporting our commercial customers, which also contributed to the sales recovery for that market segment. During the first quarter of fiscal 2012, sales to commercial customers increased 40.2% compared to the prior year and represented 51.8% of consolidated sales.  The increase was driven by strong demand for spare parts support, the sale of two aircraft from our aircraft portfolio and share gains at our Maintenance, Repair and Overhaul businesses.

During the first quarter of fiscal 2012, sales to global government and defense customers increased 1.6% compared to the prior year and for the three months ended August 31, 2011 represented 48.2% of consolidated sales.  The increase was driven by sales increases at our AAR Airlift and defense logistics business, offset by lower sales at our mobility products business.  Although our airlift business today contracts only with the U.S. Department of Defense, we are targeting other U.S. governmental agencies, as we believe our airlift services will be in greater demand as the U.S. broadens its interest in non-military activities, including nation building.

Results of Operations

Three-Month Period Ended August 31, 2011

Consolidated sales for the first quarter ended August 31, 2011 increased $74,897 or 18.5% compared to the prior year period.  Sales to commercial customers increased 40.2% compared to the prior year due to strong demand for supply chain and MRO services and the sale of two aircraft, while sales to government and defense customers increased 1.6% reflecting sales increases at our airlift and defense logistics businesses, offset by lower sales at our mobility products division.

In the Aviation Supply Chain segment, sales increased $54,608 or 54.5% compared to the prior year due to the sale of two aircraft for approximately $33,300 from our aircraft sales and leasing portfolio and strength at our parts supply businesses, which benefited from the improved commercial airline environment.  Gross profit in the Aviation Supply Chain segment increased $6,059 or 31.5%, and the gross profit margin percentage decreased to 16.3% from 19.2% in the prior year due to the impact of the sale of the two aircraft.

In the Government and Defense Services segment, sales increased $20,669 or 16.0% compared to the prior year.  The sales increase reflects growth in program business at the Company’s defense logistics business and strength at AAR Airlift.  Gross profit increased $4,387 or 19.1% and the gross profit margin percentage increased to 18.3% from 17.8% in the prior year reflecting slightly higher margins in the defense logistics business.

In the Maintenance, Repair and Overhaul segment, sales increased $16,358 or 21.3% versus the prior year due to strong sales at our landing gear facility and share gains at our MRO facilities.  Gross profit increased $154 or 1.5%, and the gross profit margin percentage decreased to 11.0% from 13.2% in the prior year primarily due to an unfavorable mix at our MRO centers.

In the Structures and Systems segment, sales decreased $16,738 or 17.1% over the prior year due to the expected decline in the volume at our mobility products business.  Gross profit in the Structures and Systems segment decreased $5,761 or 32.7% and the gross profit margin percentage decreased to 14.6% from 18.0% in the prior year due to lower volume and the mix of products sold.

Selling, general and administrative expenses increased $488 or 1.2% and earnings from aircraft joint ventures increased $177.  Operating income increased $4,528 or 15.7% compared with the prior year primarily due to the increase in sales, partially offset by lower gross profit margins.  Net interest expense increased $141 or 1.9% compared to the prior year primarily due to an increase in outstanding borrowings.  Our effective income tax rate was 34.5% in the first quarter of fiscal 2012 compared to 35.0% last year.

Net income attributable to AAR was $16,649 compared to $13,674 in the prior year due to the factors discussed above.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets.  In addition to these cash sources, our current capital resources include an unsecured credit facility, as well as a separate secured credit facility.  We continually evaluate various financing arrangements, including the issuance of common stock and/or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. Under a universal shelf registration statement filed with the Securities and Exchange Commission that became effective on December 12, 2008, we may offer and sell up to $300,000 of various types of securities, including common stock, preferred stock and medium-term or long-term debt securities, subject to market conditions.

At August 31, 2011, our liquidity and capital resources included cash of $35,523 and working capital of $594,162.  On April 12, 2011, we entered into a new credit agreement with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (the “Credit Agreement”).  The Credit Agreement creates a $400,000 unsecured revolving credit facility that we can draw upon for general corporate purposes.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $50,000, not to exceed $450,000 in total.  The Credit Agreement expires on April 12, 2016.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.

The Credit Agreement requires the Company to comply with certain financial covenants, including a fixed charge coverage ratio, a leverage ratio, and a minimum tangible net worth.  The Credit Agreement contains certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  The Credit Agreement also requires significant domestic subsidiaries of the Company to provide a guarantee of payment under the Credit Agreement.

Borrowings outstanding under the Credit Agreement at August 31, 2011 were $150,000, with $50,000 classified as short-term debt and $100,000 classified as long-term debt. There were also $11,387 of outstanding letters of credit which reduced the availability of this facility.  We also have $3,571 available under a foreign line of credit.

In addition to our unsecured Credit Agreement, we have a $65,000 secured revolving credit facility with The Huntington National Bank (the “Huntington Loan Agreement”).  Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by the Company.  The Huntington Loan Agreement expires on April 23, 2015.  Borrowings bear interest at LIBOR plus 325 basis points.  As of August 31, 2011, $52,619 was outstanding under this agreement.

During the three-month period ended August 31, 2011, our cash flow from operations used $25,612 primarily as a result of net investments in inventories and rotables and equipment on or available for lease of $25,578 used to support commercial customers and our airlift operations.  We also made a payment to Unison (see Note 9 of Notes to Condensed Consolidated Financial Statements) and continued to invest in the A400M program which is reported in Other (see “Critical Accounting Policies and Significant Estimates — Program Development Costs” below).  During the period ended August 31, 2011, net income attributable to AAR and noncontrolling interest and depreciation and amortization was $39,185.

During the three-month period ended August 31, 2011, our investing activities used $42,261 of cash principally as a result of capital expenditures of $41,751, which mainly represents helicopters and other equipment purchased to support growth and improve operating performance in our Government and Defense Services segment.

During the three-month period ended August 31, 2011, our financing activities provided $46,059 of cash primarily due to an increase in short-term borrowings of $50,000, offset by a reduction in borrowings of $3,060 and cash dividends of $3,034.

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

Goodwill and Other Intangible Assets

Under accounting standards for goodwill and other intangible assets, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company reviews and evaluates its goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. We use a two-step process to evaluate goodwill for impairment.  In the first step, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill.  We estimate the fair value of each reporting unit using a valuation technique based on a multiple of earnings or discounted cash flows.  If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment.  In the second step, we would determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of the assets and liabilities other than goodwill.  We then would compare the implied fair value of goodwill to the carrying amount and recognize the difference as an impairment charge.

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

We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows.  When applying accounting standards addressing impairment to equipment on or available for lease, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand.  Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of aircraft and engines which are currently being leased or are available for lease.  During the fourth quarter of fiscal 2011, we recorded a $5,355 pre-tax impairment charge to reduce the carrying value of an aircraft held for sale to its fair value.

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2020, based on sales projections of the A400M.  As of August 31, 2011, we have capitalized, net of reimbursements, $77,785 of costs associated with the engineering and development of the cargo system.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

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

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Part II, Item 1A under the heading “Risk Factors” and to those set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2011.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate to changes in interest rates.  The interest rate on borrowings under our unsecured revolving credit agreement is floating and, therefore, is subject to fluctuation.  In order to manage the risk associated with changes in interest rates on borrowings under this agreement, we entered into derivative agreements to hedge a portion of the cash flows associated with the facility.

As of August 31, 2011, we had a floating to fixed interest rate swap agreement with an aggregate notional amount of $50,000 that effectively converted the $50,000 of notional principal under the credit agreement from floating-rate debt to fixed-rate debt.  At August 31, 2011 we were in a liability position for this interest rate swap, the fair value of which was $2,880.

Also as of August 31, 2011, we had an interest rate cap agreement for the purpose of limiting future exposure to interest rate risk on $50,000 of notional principal outstanding under the unsecured revolving credit agreement.  Under this agreement, we made a premium payment totaling $1,750 to cap the interest rate for the five-year term of the agreement.  At August 31, 2011, the interest rate cap had a fair value of $759.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2011.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share data)

(c)  The following table provides information about purchases we made during the quarter ended August 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
6/1/2011 – 6/30/2011	100,366	$25.78	—	$27,857
7/1/2011 – 7/31/2011	138,012	$30.04	1,100	$30,138
8/1/2011 – 8/31/2011	33,900	$29.65	33,900	$23,432

Total	272,278	$29.67	35,000

(1) These amounts include share repurchases pursuant to the Company’s stock repurchase plan, shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock and shares surrendered by employees in payment of the exercise price of stock options.

(2)  The Company’s common stock repurchase plan was approved by our Board of Directors on June 20, 2006.  As of August 31, 2011, 993,300 of the original 1,500,000 shares are still available for repurchase.

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

AAR CORP.
(Registrant)

Date:	September 23, 2011	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

4.	Instruments defining the rights of security holders	4.1

First Amendment to Credit Agreement dated August 26, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto (filed herewith).

10.	Material contracts	10.1*	Seventh Amendment to Amended and Restated AAR CORP. Stock Benefit Plan effective July 11, 2011 (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 23, 2011 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 23, 2011 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 23, 2011 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 23, 2011 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2011 and May 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended August 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and 2010, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended August 31, 2011 and (v) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.