Form 10-Q
period 2011-11-30
AAR CORP
filed 2011-12-22
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2011

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

As of November 30, 2011, there were 40,283,131 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2011

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2011 and May 31, 2011

(In thousands)

	November 30,	May 31,
	2011	2011
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$27,870	$57,433
Accounts receivable, less allowances of $5,562 and $5,719, respectively	294,012	287,435
Inventories	426,051	363,399
Rotable spares and equipment on or available for short-term lease	144,015	143,875
Deposits, prepaids and other	39,522	38,260
Deferred tax assets	23,583	23,583
Total current assets	955,053	913,985

Property, plant and equipment, net of accumulated depreciation of $256,389 and $235,098, respectively	345,128	324,377

Other assets:
Goodwill and other intangible assets, net	215,301	181,097
Equipment on long-term lease	69,690	93,387
Investment in joint ventures	44,390	48,743
Other	192,050	142,138
	521,431	465,365
	$1,821,612	$1,703,727

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2011 and May 31, 2011

(In thousands)

	November 30,	May 31,
	2011	2011
	(Unaudited)
Liabilities and equity:
Current liabilities:
Short-term debt	$50,000	$100,000
Current maturities of long-term debt	20,586	11,323
Current maturities of non-recourse long-term debt	6,545	823
Current maturities of long-term capital lease obligations	63	1,929
Accounts and trade notes payable	190,759	185,096
Accrued liabilities	106,991	116,839
Total current liabilities	374,944	416,010

Long-term debt, less current maturities	426,780	313,981
Non-recourse debt	—	11,032
Capital lease obligations	148	4,789
Deferred tax liabilities	102,609	98,322
Other liabilities and deferred income	53,739	24,304
	583,276	452,428

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,899 and 44,986 shares, respectively	44,899	44,986
Capital surplus	418,143	423,805
Retained earnings	514,259	486,130
Treasury stock, 4,615 and 5,205 shares at cost, respectively	(91,198)	(100,431)
Accumulated other comprehensive loss	(22,155)	(18,645)
Total AAR shareholders’ equity	863,948	835,845
Noncontrolling interest	(556)	(556)
Total equity	863,392	835,289
	$1,821,612	$1,703,727

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Six Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Sales:
Sales from products	$315,047	$312,953	$642,945	$594,709
Sales from services	160,855	127,569	312,247	250,206
	475,902	440,522	955,192	844,915
Costs and operating expenses:
Cost of products	278,064	269,382	565,426	506,591
Cost of services	120,682	97,462	237,770	194,645
Selling, general and administrative	43,134	40,874	84,864	82,116
	441,880	407,718	888,060	783,352
Earnings from joint ventures	259	2,529	464	2,557
Operating income	34,281	35,333	67,596	64,120
Gain on extinguishment of debt	—	—	—	97
Interest expense	(7,869)	(7,579)	(15,387)	(15,012)
Interest income	335	76	439	236
Income from continuing operations before provision for income taxes	26,747	27,830	52,648	49,441
Provision for income taxes	9,228	9,740	18,166	17,304
Income from continuing operations	17,519	18,090	34,482	32,137
Discontinued operations, net of tax	13	(1,276)	(301)	(1,649)
Net income	$17,532	$16,814	$34,181	$30,488

Earnings per share — basic:
Earnings from continuing operations	$0.44	$0.47	$0.86	$0.84
Income (loss) from discontinued operations	0.00	(0.03)	(0.01)	(0.04)
Earnings per share — basic	$0.44	$0.44	$0.85	$0.80
Earnings per share — diluted:
Earnings from continuing operations	$0.43	$0.45	$0.84	$0.81
Income (loss) from discontinued operations	0.00	(0.03)	(0.01)	(0.04)
Earnings per share — diluted	$0.43	$0.42	$0.83	$0.77

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2011 and 2010

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,
	2011	2010
Cash flows from operating activities:
Net income	$34,181	$30,488
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	34,939	28,804
Amortization of stock-based compensation	6,125	5,828
Amortization of debt discount	6,502	6,051
Deferred tax provision	5,590	2,555
Tax benefits from exercise of stock options	(765)	(15)
Gain on extinguishment of debt	—	(97)
Earnings from joint ventures	(464)	(2,557)
Changes in certain assets and liabilities:
Accounts receivable	532	(14,191)
Inventories	(60,218)	(16,951)
Rotable spares and equipment on or available for short-term lease	441	(10,926)
Equipment on long-term lease	24,106	(129)
Accounts and trade notes payable	20,860	14,814
Accrued and other liabilities	(7,789)	(4,667)
Other, primarily program and overhaul costs	(59,241)	(9,195)
Net cash provided from operating activities	4,799	29,812
Cash flows from investing activities:
Property, plant and equipment expenditures	(55,153)	(59,930)
Proceeds from disposal of assets	—	21
Company acquired, net of cash	(19,522)	—
Proceeds from aircraft joint ventures	1,566	4,694
Investment in aircraft joint ventures	(938)	(4,483)
Other	(278)	(1,381)
Net cash used in investing activities	(74,325)	(61,079)
Cash flows from financing activities:
Change in short-term borrowings	50,000	14,991
Proceeds from borrowings	13,155	—
Reduction in borrowings	(10,878)	(10,482)
Reduction in capital lease obligations	(6,742)	(881)
Reduction in equity due to convertible bond repurchases	—	(236)
Cash dividends	(6,052)	—
Purchase of treasury stock	(3,659)	(2,539)
Stock option exercises	2,897	347
Tax benefits from exercise of stock options	765	15
Net cash provided from financing activities	39,486	1,215
Effect of exchange rate changes on cash	477	2
Decrease in cash and cash equivalents	(29,563)	(30,050)
Cash and cash equivalents, beginning of period	57,433	79,370
Cash and cash equivalents, end of period	$27,870	$49,320

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Six Months Ended November 30, 2011

(Unaudited)

(In thousands)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2011	$44,986	$423,805	$486,130	$(100,431)	$(18,645)	$835,845	$(556)	$835,289
Net income	—	—	34,181	—	—	34,181	—	34,181
Cash dividends	—	—	(6,052)	—	—	(6,052)	—	(6,052)
Exercise of stock options and stock awards	—	2,397	—	(241)	—	2,156	—	2,156
Tax benefit related to share-based plans	—	595	—	—	—	595	—	595
Restricted stock activity	(87)	(8,654)	—	13,133	—	4,392	—	4,392
Repurchase of shares	—	—	—	(3,659)	—	(3,659)	—	(3,659)
Unrealized loss on derivatives, net of tax	—	—	—	—	(2,736)	(2,736)	—	(2,736)
Foreign currency translation loss	—	—	—	—	(774)	(774)	—	(774)
Balance, November 30, 2011	$44,899	$418,143	$514,259	$(91,198)	$(22,155)	$863,948	$(556)	$863,392

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2011, the condensed consolidated statements of income for the three- and six-month periods ended November 30, 2011 and 2010, its cash flows for the six-month periods ended November 30, 2011 and 2010 and the condensed consolidated statement of changes in equity for the six-month period ended November 30, 2011.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 — Revenue Recognition

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Included in accounts receivable as of November 30, 2011 and May 31, 2011, are $46,406 and $28,867, respectively, of unbilled accounts receivable related to a defense supply chain support agreement.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

In addition to the unbilled accounts receivable, included in Other on the condensed consolidated balance sheet as of November 30, 2011 and May 31, 2011, are $18,121 and $19,404, respectively, of costs in excess of amounts billed for the same defense supply chain support agreement.  We expect to recover costs in excess of amounts billed through future billings over the life of the program.

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

During the six-month periods ended November 30, 2011 and 2010, we granted stock options representing 162,281 shares and 708,970 shares, respectively.

The weighted average fair value of stock options granted during the six-month periods ended November 30, 2011 and 2010 was $11.64 and $7.98, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	November 30,
	2011	2010
Risk-free interest rate	1.5%	1.8%
Expected volatility of common stock	45.8%	47.0%
Dividend yield	1.0%	0.0%
Expected option term in years	5.7	5.8

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes stock option activity for the six-month period ended November 30, 2011:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (years)	Value
Outstanding at May 31, 2011	1,994	$18.56
Granted	162	$28.96
Exercised	(332)	$20.03
Cancelled	(45)	$17.81
Outstanding at November 30, 2011	1,779	$19.65	6.5	$3,408
Exercisable at November 30, 2011	871	$18.27	4.2	$2,301

The total fair value of stock options that vested during the six-month periods ended November 30, 2011 and 2010 was $3,776 and $2,275, respectively.  The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2011 and 2010 was $3,323 and $87, respectively.  The tax benefit realized from stock options exercised during the six-month periods ended November 30, 2011 and 2010 was $595 and $15, respectively.  Expense charged to operations for stock options during the three-month periods ended November 30, 2011 and 2010 was $1,102 and 1,157, respectively.  Expense charged to operations for stock options during the six-month periods ended November 30, 2011 and 2010 was $2,201 and $2,045, respectively.  As of November 30, 2011, we had $6,057 of unearned compensation related to stock options that will be amortized over an average remaining period of 1.2 years.

The fair value of restricted stock awards is the market value of our common stock on the date of grant.  Amortization expense related to restricted stock awards during the three-month periods ended November 30, 2011 and 2010 was $2,406 and $2,048, respectively.  Amortization expense related to restricted stock awards during the six-month periods ended November 30, 2011 and 2010 was $3,924 and $3,783, respectively.

Restricted share activity during the six-month period ended November 30, 2011 is as follows:

	Number of	Weighted Average
	Shares	Fair Value
	(in thousands)	on Grant Date
Unvested at May 31, 2011	1,374	$23.06
Granted	672	$24.61
Vested	(324)	$26.71
Forfeited	(84)	$24.01
Unvested at November 30, 2011	1,638	$22.91

During the six-month period ended November 30, 2011, we granted a total of 45,000 restricted shares to members of the Board of Directors.  As of November 30, 2011 we had $22,229 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.5 years.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 4 — Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2011	2011
Raw materials and parts	$60,465	$61,314
Work-in-process	67,090	51,725
Purchased aircraft, parts, engines and components held for sale	298,496	250,360
	$426,051	$363,399

Note 5 — Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2011	2010
Interest paid	$7,385	$6,834
Income taxes paid	7,921	8,875
Income tax refunds received	5,080	67

Note 6 — Comprehensive Income

A summary of the components of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Net income	$17,532	$16,814	$34,181	$30,488

Other comprehensive income (loss) —
Cumulative translation adjustments	(872)	972	(774)	1,082
Unrealized loss on derivative instruments, net of tax	(221)	—	(2,736)	—

Total comprehensive income	$16,439	$17,786	$30,671	$31,570

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 7 — Financing Arrangements

A summary of our recourse and non-recourse debt is as follows:

	November 30,	May 31,
	2011	2011
Recourse debt:

Revolving credit facility expiring April 12, 2016 with interest payable monthly (see Note 8)	$150,000	$100,000
Revolving credit facility (secured by aircraft and related engines and components) due May 1, 2015 with floating interest rate, payable monthly	63,296	54,940
Note payable due July 19, 2012 with interest at 7.22%, payable monthly	9,421	2,217
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	75,237	73,418
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	52,485	51,309
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	110,927	107,420
Industrial revenue bond (secured by trust indenture on property, plant and equipment) due August 1, 2018 with floating interest rate, payable monthly	25,000	25,000
Total recourse debt	497,366	425,304
Current maturities of recourse debt	(70,586)	(111,323)
Long-term recourse debt	$426,780	$313,981

Non-recourse debt:

Non-recourse note payable due December 8, 2011 with interest at 13.0%	$6,545	$—
Non-recourse note payable due July 19, 2012 with interest at 7.22%	—	8,201
Non-recourse note payable due April 3, 2015 with interest at 8.38%	—	3,654
Total non-recourse debt	6,545	11,855
Current maturities of non-recourse debt	(6,545)	(823)
Long-term non-recourse debt	$—	$11,032

On April 12, 2011, we entered into an agreement with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (as amended on October 13, 2011, the “Credit Agreement”) providing for an unsecured revolving credit facility that we can draw upon for general corporate purposes.  The revolving commitment was originally $400,000 and on October 13, 2011 was increased to $580,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $100,000, not to exceed $680,000 in total.  The Credit Agreement expires on April 12, 2016.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.

During the second quarter of fiscal 2012, we sold an aircraft and the associated non-recourse debt of $3,252, which was due April 3, 2015, was assumed by the purchaser.  Also during the second quarter of fiscal 2012, we purchased our joint venture partner’s interest in a narrow-body aircraft.  In connection with this acquisition, we assumed $6,545 of non-recourse debt, which was paid in full on December 8, 2011.

During the first quarter of fiscal 2012, the non-recourse note due July 19, 2012 became fully recourse to the Company and is presented in the recourse portion of the table above.

During the six-month period ended November 30, 2010, we repurchased $6,000 par value of our 2.25% convertible notes due March 1, 2016.  The notes were repurchased for $4,667 cash, and the gain of $97, after consideration of unamortized discount and debt issuance costs, is recorded in Gain on extinguishment of debt on the condensed consolidated statements of income.

At November 30, 2011, the face value of our long-term recourse debt was $456,511 and the estimated fair value was approximately $438,000.  The fair value was estimated using available market information.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

As of November 30, 2011 and May 31, 2011, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	November 30,	May 31,
	2011	2011
Long-term debt:
Principal amount	$268,380	$268,380
Unamortized discount	(29,731)	(36,233)
Net carrying amount	$238,649	$232,147

Equity component, net of tax	$74,966	$74,966

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

As of November 30, 2011 and 2010, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Coupon interest	$1,228	$1,228	$2,456	$2,475
Amortization of deferred financing fees	188	188	376	377
Amortization of discount	3,282	3,040	6,502	6,051
Interest expense related to convertible notes	$4,698	$4,456	$9,334	$8,903

Note 8 — Derivative Instruments and Hedging Activities

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of November 30, 2011, all of our derivative instruments were classified as cash flow hedges.  The fair value of the interest rate swap and interest cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

The fair value of the Company’s interest rate derivatives are classified as Level 2 in the fair value hierarchy.  Level 2 refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  At November 30, 2011, the fair value of the Company’s interest rate derivatives was recorded as follows:

		Derivative	Derivative
		Assets	Liabilities
	Balance Sheet Classification	November 30, 2011	November 30, 2011
Derivatives designated as hedging instruments:

Interest rate cap	Long-term assets	$685	$—
Interest rate swap	Long-term liabilities	$—	$(3,144)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement on the condensed consolidated statement of income for the three- and six-month periods ended November 30, 2011 was as follows:

	Three Months Ended	Six Months Ended
	November 30, 2011	November 30, 2011
Gain (loss) recognized in other comprehensive income — effective portion	$(221)	$(2,736)

Gain (loss) reclassified from accumulated other comprehensive income into income	$—	$—

Gain (loss) recognized in income — ineffective portion	$—	$—

We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 9 — Earnings per Share

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Basic EPS:
Income from continuing operations	$17,519	$18,090	$34,482	$32,137
Less income attributable to participating shares	(681)	—	(1,277)	—
Income from continuing operations available to common shareholders	16,838	18,090	33,205	32,137
Income (loss) from discontinued operations	13	(1,276)	(301)	(1,649)
Net income attributable to AAR available to common shareholders	$16,851	$16,814	$32,904	$30,488

Basic shares:
Weighted average common shares outstanding	38,703	38,301	38,802	38,335

Earnings per share — basic:
Earnings from continuing operations	$0.44	$0.47	$0.86	$0.84
Income (loss) from discontinued operations, net of tax	(0.00)	(0.03)	(0.01)	(0.04)
Earnings per share — basic	$0.44	$0.44	$0.85	$0.80

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Diluted EPS:
Income from continuing operations	$17,519	$18,090	$34,482	$32,137
Less income attributable to participating shares	(628)	—	(1,176)	—
Add after-tax interest on convertible debt	1,484	1,392	2,945	2,763
Income from continuing operations available to common shareholders	18,375	19,482	36,251	34,900
Income (loss) from discontinued operations	13	(1,276)	(301)	(1,649)
Net income attributable to AAR available to common shareholders	$18,388	$18,206	$35,950	$33,251

Diluted shares:
Weighted average common shares outstanding	38,703	38,301	38,802	38,335
Additional shares from the assumed exercise of stock options	147	274	285	172
Additional shares from the assumed vesting of restricted stock	—	587	—	517
Additional shares from the assumed conversion of convertible debt	4,107	4,068	4,107	4,068
Weighted average common shares outstanding — diluted	42,957	43,230	43,194	43,092

Earnings per share — diluted:
Earnings from continuing operations	$0.43	$0.45	$0.84	$0.81
Income (loss) from discontinued operations, net of tax	(0.00)	(0.03)	(0.01)	(0.04)
Earnings per share — diluted	$0.43	$0.42	$0.83	$0.77

At November 30, 2011 and 2010, respectively, stock options to purchase 267,000 and 449,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

Note 10 — License Fees

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

included in Other assets on the condensed consolidated balance sheet and is being amortized over a ten-year period.  The current portion of the deferred payments is recorded in Accrued liabilities and the long-term portion is included in Other liabilities and deferred income on the condensed consolidated balance sheet.

Note 11 — Acquisition

On October 11, 2011, we acquired Airinmar Holdings Limited (“Airinmar”), an international provider of aircraft component repair management services.  Airinmar operates as part of our Aviation Supply Chain segment.  Total consideration is estimated to be $43,500, which includes $23,200 cash paid at closing, and a potential earn-out payment of $20,300.  The potential earn-out payment is based upon Airinmar achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) levels over a two-year period, as well as retaining certain key customers.  In accordance with accounting principles generally accepted in the United States of America, a liability of $20,300 was recognized as an estimate of the acquisition date fair value of the earn-out and is included in Other non-current liabilities on our condensed consolidated balance sheet as of November 30, 2011.  Any change in the fair value of the earn-out subsequent to the date of acquisition will be recognized in earnings.

We have made a preliminary purchase price allocation for the Airinmar acquisition and are in the process of obtaining final valuations for the acquired assets and liabilities.  The preliminary purchase price allocation follows.  We have omitted the pro-forma statement of income information for Airinmar because it is not material.

Cash	$3,700
Accounts receivable	8,000
Prepaid expenses	600
Property, plant and equipment	600
Goodwill and identified intangibles	42,400
Accounts payable	(6,700)
Accrued liabilities	(25,400)

Note 12 —Aircraft Portfolio

Within our Aviation Supply Chain segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned.  These aircraft are available for lease or sale to commercial air carriers.

Aircraft Owned through Joint Ventures

As of November 30, 2011, the Company had ownership interests in 20 aircraft with joint venture partners.  As of November 30, 2011, our equity investment in the 20 aircraft owned with joint venture partners was approximately $36,228 and is included in Investment in joint ventures on the condensed consolidated balance sheet.  Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the six-month periods ended November 30, 2011 and 2010, we were paid $366 and $452, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the condensed consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Sales	$11,984	$25,589	$21,474	$37,855
Income before provision for income taxes	592	5,248	1,179	5,502

	November 30,	May 31,
	2011	2011
Balance sheet information:
Assets	$177,356	$219,810
Debt	93,305	127,037
Members’ capital	80,112	89,375

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we own three aircraft for our own account that are considered wholly-owned.  Our investment in the three wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	November 30,	May 31,
	2011	2011
Gross carrying value	$27,432	$44,586
Debt	(15,966)	(14,072)
Capital lease obligation	—	(6,716)
Net AAR investment	$11,466	$23,798

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 20 aircraft owned with joint venture partners and three wholly-owned aircraft is as follows:

Aircraft Owned through Joint Ventures

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
3	737-400	1992-1993	Available	—	Sale
15	737-400	1992-1997	Malaysia Airlines	Various(1)	Sale/Re-lease
20

(1) 7 aircraft in 2012; 4 aircraft in 2013 and 4 aircraft in 2014

Wholly-Owned Aircraft

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	MD83	1989	Meridiana	2012	Disassemble
1	737-300	1997	Small Planet Airlines	2015	Re-lease
1	A320	1997	Donbassaero Airlines	2017	Re-lease
3

Note 13 — Discontinued Operations

During the third quarter of fiscal 2011, we decided to exit our Amsterdam component repair facility, a business which was reported in our Aviation Supply Chain segment.  We are currently evaluating a number of strategic alternatives associated with the business unit, including the sale of the unit.  The aggregate carrying value of the unit is approximately $14,300 and we expect to recover the carrying value.

Revenues and pre-tax operating loss for the three- and six-month periods ended November 30, 2011 and 2010 for the discontinued operation are summarized as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Revenues	$6,020	$6,532	$12,265	$14,336
Pre-tax operating income (loss)	19	(1,962)	(464)	(2,536)

Note 14 — Subsequent Event

On December 2, 2011, we closed on the acquisition of Telair International GmbH (“Telair”) and Nordisk Aviation Products, AS (“Nordisk”).  Telair is a leader in the design, manufacture and support of cargo loading systems for wide-body and narrow-body aircraft with established positions on the world’s most popular current and next-generation passenger and freighter aircraft.  Telair operates from facilities in Germany, Sweden and Singapore.  Nordisk designs and manufactures heavy duty pallets and

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

lightweight cargo containers for commercial airlines from facilities in Norway and China.  The purchase price of the acquisition was $280,000, and was funded initially through our revolving credit facility.  The businesses will operate as part of our Structures and Systems segment.

Note 15 — Business Segment Information

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

In the second quarter of fiscal 2012, we recognized losses on certain programs at our precision machining business which operates as part of our Structures and Systems segment.  The losses on certain programs include $2,157 of out-of-period expenses primarily related to an inventory adjustment, with $921 originating in fiscal 2011 and $1,236 originating in the first quarter of fiscal 2012.  This adjustment was not material to any of the related periods.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Sales:
Aviation Supply Chain	$143,351	$111,324	$298,225	$211,590
Government and Defense Services	142,389	134,406	292,388	263,736
Maintenance, Repair and Overhaul	91,881	99,041	185,058	175,860
Structures and Systems	98,281	95,751	179,521	193,729
	$475,902	$440,522	$955,192	$844,915

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Gross profit:
Aviation Supply Chain	$25,724	$19,340	$51,023	$38,580
Government and Defense Services	23,933	24,129	51,342	47,151
Maintenance, Repair and Overhaul	13,464	12,290	23,725	22,397
Structures and Systems	14,035	17,919	25,906	35,551
	$77,156	$73,678	$151,996	$143,679

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

General Overview

We report our activities in four business segments: Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems. The table below sets forth consolidated sales for our four business segments for the three- and six-month periods ended November 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Sales:
Aviation Supply Chain	$143,351	$111,324	$298,225	$211,590
Government and Defense Services	142,389	134,406	292,388	263,736
Maintenance, Repair and Overhaul	91,881	99,041	185,058	175,860
Structures and Systems	98,281	95,751	179,521	193,729
	$475,902	$440,522	$955,192	$844,915

Beginning with our first quarter of fiscal 2011, we saw the early signs of a recovery in demand for products and services offered to our commercial customers.  This recovery followed a period when many U.S. and foreign air carriers reduced fleet capacity, deferred maintenance spending, reduced inventory levels and reduced demand for parts support and maintenance activities.  The commercial aviation recovery gained momentum during fiscal 2011 as air carriers expanded their fleets and replenished inventory levels.  In addition, we won several new programs supporting our commercial customers, which also contributed to the sales recovery for that market segment. During the first six months of fiscal 2012, sales to commercial customers increased 24.1% compared to the prior year and represented 50.7% of consolidated sales.  The increase was driven by strong demand at our Aviation Supply Chain and MRO businesses, and the sale of four aircraft from our aircraft portfolio.  Sales growth to commercial customers during the first six months of fiscal 2012 occurred against a backdrop of global economic uncertainty, including the debt crisis in Europe, relatively high oil prices, and recent airline bankruptcies. We are monitoring these events and their potential impact on our commercial customers.

During the first six months of fiscal 2012, sales to global government and defense customers increased 3.6% compared to the prior year and for the six months ended November 30, 2011 represented 49.3% of consolidated sales.  The increase was driven by sales increases at our AAR Airlift and our defense logistics business, each operating within our Government and Defense Services segment.  Although our airlift business today contracts only with the U.S. Department of Defense, we are targeting other U.S. governmental agencies, as we believe our airlift services will be in greater demand as the U.S. broadens its interest in non-military activities, including nation building.  Notwithstanding sales growth to date to our government and defense customers, defense funding is currently facing pressures due to the overall economic environment and competing federal budget priorities. In addition, in November, it was announced that the Super Committee, a committee of twelve Congressmen, had failed to agree on a deficit reduction plan for the U.S. federal budget. The failure of the Super Committee to reach agreement may result in automatic cuts to the U.S. federal budget, a portion of which may be allocated to the U.S. DoD budget. We are closely monitoring discussions related to the DoD budget and its potential impact on sales to our government and defense customers.

Results of Operations

Three-Month Period Ended November 30, 2011

Consolidated sales for the second quarter ended November 30, 2011 increased $35,380 or 8.0% compared to the prior year period.  Sales to commercial customers increased 10.8% compared to the prior year due to strong demand for supply chain services and the sale of two aircraft from our wholly-owned aircraft portfolio, while sales to government and defense customers increased 5.4% reflecting sales increases at our airlift and defense logistics businesses.

In the Aviation Supply Chain segment, sales increased $32,027 or 28.8% compared to the prior year due to the sale of two aircraft for approximately $15,700 from our aircraft sales and leasing portfolio and strength at our parts supply businesses, which benefited from recent investments in assets.  Gross profit in the Aviation Supply Chain segment increased $6,384 or 33.0%, and the gross profit margin percentage increased to 17.9% from 17.4% in the prior year due to the mix of products sold.  During the second quarter, we acquired Airinmar Holdings Limited (“Airinmar”), a leading provider of repair management services.  Airinmar operates as part of the Aviation Supply Chain segment and the impact of this acquisition on second quarter sales and earnings from continuing operations was negligible.

In the Government and Defense Services segment, sales increased $7,983 or 5.9% compared to the prior year.  The sales increase reflects growth in program business at the Company’s defense logistics business and strength at AAR Airlift.  Gross profit decreased $196 or 0.8% and the gross profit margin percentage decreased to 16.8% from 18.0% in the prior year due to lower margins at AAR Airlift reflecting reduced aircraft availability.

In the Maintenance, Repair and Overhaul segment, sales decreased $7,160 or 7.2% versus the prior year due to lower sales at our engineering services business.  Gross profit increased $1,174 or 9.6%, and the gross profit margin percentage increased to 14.7% from 12.4% in the prior year primarily due to operational efficiencies and increased volume at our MRO airframe centers.

In the Structures and Systems segment, sales increased $2,530 or 2.6% over the prior year due to slightly higher sales at our mobility products and cargo businesses.  Gross profit in the Structures and Systems segment decreased $3,884 or 21.7% and the gross profit margin percentage decreased to 14.3% from 18.7% in the prior year primarily due to losses on certain programs and start-up costs on new programs at our precision machining business.  The losses on certain programs include $2,157 of out-of-period expenses primarily related to an inventory adjustment, with $921 originating in fiscal 2011 and $1,236 originating in the first quarter of fiscal 2012.  This adjustment was not material to any of the related periods.

Selling, general and administrative expenses increased $2,260 or 5.5%, which included $1,375 of transaction-related expenses for acquisitions announced during the second quarter. Earnings from aircraft joint ventures decreased $2,270 as the prior year included earnings from the sale of an aircraft from our joint venture portfolio.  Operating income decreased $1,052 or 3.0% compared with the prior year primarily due to the reduction in the gross profit margin.  Net interest expense increased $31 or 0.4% compared to the prior year and our effective income tax rate was 34.5% in the second quarter of fiscal 2012 compared to 35.0% last year.

Net income was $17,532 compared to $16,814 in the prior year due to the factors discussed above.

Six-Month Period Ended November 30, 2011

Consolidated sales for the six months ended November 30, 2011 increased $110,277 or 13.1% compared to the prior year period.  Sales to commercial customers increased 24.1% compared to the prior year due to strong demand for supply chain and MRO services and the sale of four aircraft from our wholly-owned aircraft portfolio, while sales to government and defense customers increased 3.6% reflecting sales increases at our airlift and defense logistics businesses, offset by lower sales at our mobility products division.

In the Aviation Supply Chain segment, sales increased $86,635 or 40.9% compared to the prior year due to the sale of four aircraft for approximately $49,000 from our aircraft sales and leasing portfolio and strength at our parts supply businesses, which benefited from the improved commercial airline environment and recent investments of assets.  Gross profit in the Aviation Supply Chain segment increased $12,443 or 32.3%, and the gross profit margin percentage decreased to 17.1% from 18.2% in the prior year due to the impact of the sale of the four aircraft.  During the second quarter, we acquired Airinmar Holdings Limited (“Airinmar”), a leading provider of repair management services.  Airinmar operates as part of the Aviation Supply Chain segment and the impact of this acquisition on second quarter sales and earnings from continuing operations was negligible.

In the Government and Defense Services segment, sales increased $28,652 or 10.9% compared to the prior year.  The sales increase reflects growth in program business at the Company’s defense logistics business and strength at AAR Airlift.  Gross profit increased $4,191 or 8.9% and the gross profit margin percentage decreased to 17.6% from 17.9% in the prior year reflecting slightly lower margins in the airlift business due to reduced aircraft availability.

In the Maintenance, Repair and Overhaul segment, sales increased $9,198 or 5.2% versus the prior year due to strong sales at our landing gear facility and share gains at our MRO facilities, partially offset by lower sales at our engineering services business.  Gross profit increased $1,328 or 5.9%, and the gross profit margin percentage increased slightly to 12.8% from 12.7% in the prior year.

In the Structures and Systems segment, sales decreased $14,208 or 7.3% over the prior year due to the expected decline in the volume at our mobility products business, all of which occurred in our first quarter.  Gross profit in the Structures and Systems segment decreased $9,645 or 27.1% and the gross profit margin percentage decreased to 14.4% from 18.4% in the prior year due to lower volume, the mix of products sold and losses on certain programs and start-up costs on new programs at our precision machining business.

Selling, general and administrative expenses increased $2,748 or 3.3%, which included $1,732 of transaction-related expenses announced for acquisitions announced during the second quarter.  Earnings from aircraft joint ventures decreased $2,093 as the prior year included earnings from the sale of an aircraft from our joint venture portfolio.  Operating income increased $3,476 or 5.4% compared with the prior year primarily due to the increase in sales, partially offset by a reduction in the profit margins.  Net interest expense increased $172 or 1.2% compared to the prior year and our effective income tax rate was 34.5% compared to 35.0% last year.

Net income was $34,181 compared to $30,488 in the prior year due to the factors discussed above.

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

At November 30, 2011, our liquidity and capital resources included cash of $27,870 and working capital of $580,109.  On April 12, 2011, we entered into an agreement with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (as amended on October 13, 2011, the “Credit Agreement”)

providing for an unsecured revolving credit facility that we can draw upon for general corporate purposes.  The revolving commitment was originally $400,000 and on October 13, 2011 was increased to $580,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $100,000, not to exceed $680,000 in total.  The Credit Agreement expires on April 12, 2016.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Credit Agreement at November 30, 2011 were $150,000, with $50,000 classified as short-term debt and $100,000 classified as long-term debt. There were also $11,366 of outstanding letters of credit which reduced the availability of this facility.  We also have $3,521 available under a foreign line of credit.

In addition to our unsecured Credit Agreement, we have a $65,000 secured revolving credit facility with The Huntington National Bank (the “Huntington Loan Agreement”).  Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by the Company.  The Huntington Loan Agreement expires on April 23, 2015.  Borrowings bear interest at LIBOR plus 325 basis points.  As of November 30, 2011, $63,296 was outstanding under this agreement.

During the six-month period ended November 30, 2011, our cash flow from operations was $4,799 primarily as a result of net income and aggregate depreciation and amortization of $81,747, a reduction in equipment on long-term lease of $24,106 principally due to the sale of aircraft, and an increase in accounts payable of $20,860 supporting our investment in inventories.  Uses of cash from operations during the six-month period ended November 30, 2011 included an increase to inventories of $60,218 primarily to support supply chain customers and our airlift operations.  We also made a payment to Unison (see Note 10 of Notes to Condensed Consolidated Financial Statements), invested in aircraft overhauls and continued to invest in the A400M program which is reported in Other (see “Critical Accounting Policies and Significant Estimates — Program Development Costs” below).

During the six-month period ended November 30, 2011, our investing activities used $74,325 of cash principally as a result of capital expenditures of $55,153, which mainly represents helicopters and other equipment purchased to support growth and improve operating performance in our Government and Defense Services segment, and the acquisition of Airinmar, net of cash acquired of $19,522.

During the six-month period ended November 30, 2011, our financing activities provided $39,486 of cash primarily due to an increase in short- and long-term borrowings of $63,155, offset by a reduction in borrowings of $10,878, payment of a capital lease obligation of $6,742, cash dividends paid of $6,052 and the purchase of treasury stock of $3,659.

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

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2021, based on sales projections of the A400M.  As of November 30, 2011, we have capitalized, net of reimbursements, $86,031 of costs associated with the engineering and development of the cargo system.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

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

As of November 30, 2011, we had a floating to fixed interest rate swap agreement with an aggregate notional amount of $50,000 that effectively converted the $50,000 of notional principal under the credit agreement from floating-rate debt to fixed-rate debt.  At November 30, 2011 we were in a liability position for this interest rate swap, the fair value of which was $3,144.

Also as of November 30, 2011, we had an interest rate cap agreement for the purpose of limiting future exposure to interest rate risk on $50,000 of notional principal outstanding under the unsecured revolving credit agreement.  Under this agreement, we made a premium payment totaling $1,750 to cap the interest rate for the five-year term of the agreement.  At November 30, 2011, the interest rate cap had a fair value of $685.

Item 4 – Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2011.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share data)

(c)  The following table provides information about purchases we made during the quarter ended November 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
9/1/2011 – 9/30/2011	110,000	$18.28	110,000	$14,725
10/1/2011 – 10/31/2011	35,000	$17.43	35,000	$16,907
11/1/2011 – 11/30/2011	—	$—	—	$15,490

Total	145,000	$18.07	145,000

(1) These amounts include share repurchases pursuant to the Company’s stock repurchase plan, shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock and shares surrendered by employees in payment of the exercise price of stock options.

(2)  The Company’s common stock repurchase plan was approved by our Board of Directors on June 20, 2006.  As of November 30, 2011, 848,300 of the original 1,500,000 shares are still available for repurchase.

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

AAR CORP.
(Registrant)

Date:	December 22, 2011	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated December 22, 2011 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated December 22, 2011 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated December 22, 2011 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated December 22, 2011 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2011 and May 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended November 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2011 and 2010, (iv) Condensed Consolidated Statement of Changes in Equity for the six months ended November 30, 2011 and (v) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.