Form 10-Q
period 2012-02-29
AAR CORP
filed 2012-03-26
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2012

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

As of February 29, 2012, there were 40,287,771 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 29, 2012

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 29, 2012 and May 31, 2011

(In thousands)

	February 29,	May 31,
	2012	2011
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$59,294	$57,433
Accounts receivable, less allowances of $6,840 and $5,719, respectively	331,478	287,435
Inventories	477,467	363,399
Rotable spares and equipment on or available for short-term lease	134,604	143,875
Deposits, prepaids and other	44,186	38,260
Deferred tax assets	18,360	23,583
Total current assets	1,065,389	913,985

Property, plant and equipment, net of accumulated depreciation of $284,385 and $235,098, respectively	357,139	324,377

Other assets:
Goodwill and other intangible assets, net	448,371	181,097
Equipment on long-term lease	74,168	93,387
Investment in joint ventures	48,768	48,743
Other	226,458	142,138
	797,765	465,365
	$2,220,293	$1,703,727

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 29, 2012 and May 31, 2011

(In thousands)

	February 29,	May 31,
	2012	2011
	(Unaudited)
Liabilities and equity:
Current liabilities:
Short-term debt	$201,589	$100,000
Current maturities of long-term debt	20,072	11,323
Current maturities of non-recourse long-term debt	—	823
Current maturities of long-term capital lease obligations	85	1,929
Accounts and trade notes payable	194,481	185,096
Accrued liabilities	144,759	116,839
Total current liabilities	560,986	416,010

Long-term debt, less current maturities	599,321	313,981
Non-recourse debt	—	11,032
Capital lease obligations	106	4,789
Deferred tax liabilities	111,490	98,322
Other liabilities and deferred income	57,071	24,304
	767,988	452,428

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,896 and 44,986 shares, respectively	44,896	44,986
Capital surplus	421,762	423,805
Retained earnings	531,906	486,130
Treasury stock, 4,608 and 5,205 shares at cost, respectively	(91,048)	(100,431)
Accumulated other comprehensive loss	(17,436)	(18,645)
Total AAR shareholders’ equity	890,080	835,845
Noncontrolling interest	1,239	(556)
Total equity	891,319	835,289
	$2,220,293	$1,703,727

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended February 29/28, 2012 and 2011

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2012	2011	2012	2011
Sales:
Sales from products	$363,978	$313,207	$1,014,592	$918,509
Sales from services	170,217	144,828	487,060	398,777
	534,195	458,035	1,501,652	1,317,286
Costs and operating expenses:
Cost of products	309,844	269,166	881,248	785,093
Cost of services	137,393	110,076	379,182	308,336
Selling, general and administrative	51,342	44,143	138,947	130,182
	498,579	423,385	1,399,377	1,223,611
Earnings from joint ventures	129	56	593	2,613
Operating income	35,745	34,706	102,868	96,288
Gain on extinguishment of debt	—	—	—	97
Interest expense	(10,511)	(7,594)	(25,890)	(22,604)
Interest income	419	62	859	298
Income before provision for income taxes	25,653	27,174	77,837	74,079
Provision for income taxes	4,818	9,256	22,821	25,673
Net income attributable to AAR and noncontrolling interest	20,835	17,918	55,016	48,406
Income attributable to noncontrolling interest	(172)	—	(172)	—
Net income attributable to AAR	$20,663	$17,918	$54,844	$48,406

Earnings per share — basic	$0.51	$0.47	$1.36	$1.26
Earnings per share — diluted	$0.50	$0.44	$1.33	$1.21

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 29/28, 2012 and 2011

(Unaudited)

(In thousands)

	Nine Months Ended
	February 29/28,
	2012	2011
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$55,016	$48,406
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from (used in) operating activities:
Depreciation and amortization	56,499	43,163
Amortization of stock-based compensation	9,914	9,467
Amortization of debt discount	9,865	9,150
Deferred tax provision	15,514	12,340
Tax benefits from exercise of stock options	(765)	(146)
Gain on extinguishment of debt	—	(97)
Earnings from joint ventures	(593)	(2,613)
Changes in certain assets and liabilities:
Accounts receivable	10,103	(56,142)
Inventories	(56,955)	(14,981)
Rotable spares and equipment on or available for short-term lease	9,751	(11,605)
Equipment on long-term lease	17,547	2,063
Accounts and trade notes payable	9,408	43,052
Accrued and other liabilities	(15,290)	(8,205)
Other, primarily program and overhaul costs	(101,783)	(13,950)
Net cash provided from operating activities	18,231	59,902
Cash flows from investing activities:
Property, plant and equipment expenditures	(62,702)	(82,354)
Proceeds from disposal of assets	4,109	21
Companies acquired, net of cash	(298,087)	—
Proceeds from aircraft joint ventures	1,585	5,042
Investment in aircraft joint ventures	(5,259)	(4,795)
Other	(759)	(1,441)
Net cash used in investing activities	(361,113)	(83,527)
Cash flows from financing activities:
Change in short-term borrowings	200,000	14,991
Proceeds from borrowings	178,982	—
Reduction in borrowings	(19,300)	(13,466)
Reduction in capital lease obligations	(6,763)	(1,334)
Reduction in equity due to convertible bond repurchases	—	(236)
Cash dividends	(9,068)	—
Purchase of treasury stock	(3,659)	(2,539)
Stock option exercises	2,935	1,385
Tax benefits from exercise of stock options	765	146
Net cash provided from (used in) financing activities	343,892	(1,053)
Effect of exchange rate changes on cash	851	24
Increase (decrease) in cash and cash equivalents	1,861	(24,654)
Cash and cash equivalents, beginning of period	57,433	79,370
Cash and cash equivalents, end of period	$59,294	$54,716

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Nine Months Ended February 29, 2012

(Unaudited)

(In thousands)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2011	$44,986	$423,805	$486,130	$(100,431)	$(18,645)	$835,845	$(556)	$835,289
Net income	—	—	54,844	—	—	54,844	172	55,016
Cash dividends	—	—	(9,068)	—	—	(9,068)	—	(9,068)
Exercise of stock options and stock awards	—	3,461	—	(188)	—	3,273	—	3,273
Tax benefit related to share-based plans	—	533	—	—	—	533	—	533
Restricted stock activity	(90)	(6,037)	—	13,230	—	7,103	—	7,103
Repurchase of shares	—	—	—	(3,659)	—	(3,659)	—	(3,659)
Unrealized loss on derivatives, net of tax	—	—	—	—	(3,345)	(3,345)	—	(3,345)
Foreign currency translation, net of tax	—	—	—	—	4,554	4,554	—	4,554
Assumption of noncontrolling interest	—	—	—	—	—	—	1,623	1,623
Balance, February 29, 2012	$44,896	$421,762	$531,906	$(91,048)	$(17,436)	$890,080	$1,239	$891,319

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 29, 2012, the condensed consolidated statements of income for the three- and nine-month periods ended February 29, 2012 and February 28, 2011, its cash flows for the nine-month periods ended February 29, 2012 and February 28, 2011 and the condensed consolidated statement of changes in equity for the nine-month period ended February 29, 2012.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Beginning with our third quarter of fiscal 2012, we are no longer treating the operating results of our Amsterdam component repair business as a discontinued operation.  During the period, we made the decision to retain the operation after considering the results of our sales process and reviewing strategic alternatives for the business.  The operating results for the Amsterdam business have been reported in continuing operations for all periods presented and are not material to our financial position or results of operations.

Note 2 — Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer.  Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title.  Under the majority of our expeditionary airlift services contracts, we are paid and record as revenue a fixed daily amount per aircraft for each day an aircraft is available to perform airlift services.  In addition, we are paid and record as revenue an amount which is based on number of hours flown.  Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer.  We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites.  Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain long-term manufacturing contracts and certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, either based on the relationship of costs incurred to date to estimated

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

total costs or the units of delivery method.  Lease revenues are recognized as earned.  Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement.  However, for leases that provide variable rents, we recognize lease income on a straight-line basis.  In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month.  Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

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

Included in accounts receivable as of February 29, 2012 and May 31, 2011, are $35,771 and $28,867, respectively, of unbilled accounts receivable related to a defense supply chain support agreement.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

In addition to the unbilled accounts receivable, included in Other on the condensed consolidated balance sheet as of February 29, 2012 and May 31, 2011, are $33,684 and $19,404, respectively, of costs in excess of amounts billed for the same defense supply chain support agreement.  We expect to recover costs in excess of amounts billed through future billings over the life of the program.

Note 3 — Accounting for Stock-Based Compensation

We provide stock-based awards under the AAR CORP. Stock Benefit Plan (“Stock Benefit Plan”) which has been approved by our stockholders.  Under the Stock Benefit Plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant.  Generally, stock options awarded expire ten years from the date of grant and are exercisable in three, four or five equal annual increments commencing one year after the date of grant.  We issue common stock upon the exercise of stock options.  In addition to stock options, the Stock Benefit Plan also provides for the grant of restricted stock awards and performance-based restricted stock awards.  The number of performance-based awards earned, subject to vesting, is based on achievement of certain Company-wide financial goals or stock price targets.  The Stock Benefit Plan also provides for the grant of stock appreciation units and restricted stock units; however, to date, no such awards have been granted.

We measure share-based compensation based on the fair value of the award at the grant date, and recognize the cost of share-based awards over the applicable service period, which is generally the vesting period.  Performance-based restricted stock compensation is recognized over the applicable service period and based on the level of achievement that is considered probable.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

During the nine-month periods ended February 29, 2012 and February 28, 2011, we granted stock options representing 162,281 shares and 720,970 shares, respectively.

The weighted average fair value of stock options granted during the nine-month periods ended February 29, 2012 and February 28, 2011 was $11.64 and $8.06, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	February 29/28,
	2012	2011
Risk-free interest rate	1.5%	1.8%
Expected volatility of common stock	45.8%	47.0%
Dividend yield	1.0%	0.0%
Expected option term in years	5.7	5.8

The following table summarizes stock option activity for the nine-month period ended February 29, 2012:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(in thousands)	Price	Life (years)	Value
Outstanding at May 31, 2011	1,994	$18.56
Granted	162	$28.96
Exercised	(335)	$20.00
Cancelled	(78)	$18.69
Outstanding at February 29, 2012	1,743	$19.61	5.9	$8,835
Exercisable at February 29, 2012	862	$18.20	4.0	$5,186

The total fair value of stock options that vested during the nine-month periods ended February 29, 2012 and February 28, 2011 was $3,827 and $2,275, respectively.  The total intrinsic value of stock options exercised during the nine-month periods ended February 29, 2012 and February 28, 2011 was $3,339 and $898, respectively.  The tax benefit realized from stock options exercised during the nine-month periods ended February 29, 2012 and February 28, 2011 was $533 and $146, respectively.  Expense charged to operations for stock options during the three-month periods ended February 29, 2012 and February 28, 2011 was $1,078 and $1,177, respectively.  Expense charged to operations for stock options during the nine-month periods ended February 29, 2012 and February 28, 2011 was $3,279 and $3,222, respectively.  As of February 29, 2012, we had $4,924 of unearned compensation related to stock options that will be amortized over an average remaining period of 1.0 years.

The fair value of restricted stock awards is the market value of our common stock on the date of grant.  Amortization expense related to restricted stock awards during the three-month periods ended February 29, 2012 and February 28, 2011 was $2,711 and $2,462, respectively.   Amortization expense related to restricted stock awards during the nine-month periods ended February 29, 2012 and February 28, 2011 was $6,635 and $6,245, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Restricted share activity during the nine-month period ended February 29, 2012 was as follows:

	Number of	Weighted Average
	Shares	Fair Value
	(in thousands)	on Grant Date
Unvested at May 31, 2011	1,374	$23.06
Granted	677	$24.64
Vested	(325)	$26.71
Forfeited	(107)	$23.90
Unvested at February 29, 2012	1,619	$22.92

During the nine-month period ended February 29, 2012, we granted a total of 45,000 restricted shares to members of the Board of Directors.  As of February 29, 2012 we had $19,577 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.3 years.

Note 4 — Inventory

The summary of inventories is as follows:

	February 29,	May 31,
	2012	2011
Raw materials and parts	$102,195	$61,314
Work-in-process	70,517	51,725
Purchased aircraft, parts, engines and components held for sale	304,755	250,360
	$477,467	$363,399

Note 5 — Supplemental Cash Flow Information

	Nine Months Ended
	February 29,
	2012	2011
Interest paid	$11,920	$11,117
Income taxes paid	8,519	9,074
Income tax refunds received	5,112	3,876

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 6 — Comprehensive Income

A summary of the components of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2012	2011	2012	2011

Net income	$20,663	$17,918	$54,844	$48,406

Other comprehensive income (loss) —
Cumulative translation adjustments, net of tax	5,328	1,007	4,554	2,089
Unrealized loss on derivative instruments, net of tax	(609)	—	(3,345)	—

Total comprehensive income	$25,382	$18,925	$56,053	$50,495

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 7 — Financing Arrangements

A summary of our recourse and non-recourse debt is as follows:

	February 29,	May 31,
	2012	2011
Recourse debt:

Revolving credit facility expiring April 12, 2016 with interest payable monthly (see Note 8)	$300,000	$100,000
Revolving credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	60,504	54,940
Revolving credit facility expiring March 9, 2012 with interest payable monthly	1,589	—
Note payable due July 19, 2012 with interest at 7.22%, payable monthly	8,907	2,217
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Notes payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	171,986	—
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	76,170	73,418
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	53,090	51,309
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	112,736	107,420
Industrial revenue bond (secured by trust indenture on property, plant and equipment) due August 1, 2018 with floating interest rate, payable monthly	25,000	25,000
Total recourse debt	820,982	425,304
Current maturities of recourse debt	(221,661)	(111,323)
Long-term recourse debt	$599,321	$313,981

Non-recourse debt:

Non-recourse note payable due December 8, 2011 with interest at 13.0%	$—	$—
Non-recourse note payable due July 19, 2012 with interest at 7.22%	—	8,201
Non-recourse note payable due April 3, 2015 with interest at 8.38%	—	3,654
Total non-recourse debt	—	11,855
Current maturities of non-recourse debt	—	(823)
Long-term non-recourse debt	$—	$11,032

On January 23, 2012 we completed an offering of $175,000 aggregate principal amount of 7.25% Senior Notes due 2022 (the “Notes”).  The Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act.  The Notes were sold at a price equal to 98.268% if the principal amount thereof, for a yield to maturity of 7.5%.  The

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

net proceeds of the offering of the Notes were used to repay a portion of the borrowings under our revolving credit agreement incurred to fund our December 2011 acquisition of Telair® International GmbH and Nordisk Aviation Products AS from Teleflex Incorporated.

The Notes are governed by an Indenture dated as of January 23, 2012 (the “Indenture”) by and among AAR, certain subsidiary guarantors identified therein (the “Guarantors”) and U.S. Bank National Association, as trustee.

The Notes bear interest at a rate of 7.25% per year, payable semi-annually, in cash in arrears, on January 15 and July 15 of each year, commencing July 15, 2012.  The Notes will mature on January 15, 2022.  Prior to January 15, 2015, AAR may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings at a redemption price of 107.25% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date.  At any time prior to January 15, 2017, AAR may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a make-whole premium, plus any accrued and unpaid interest and additional interest, if any, to the redemption date.  AAR may redeem the Notes at its option, in whole or in part, at any time on or after January 15, 2017, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date if redeemed during the 12-month period beginning on January 15 of the years indicated below:

Year	Redemption Price
2017	103.625%
2018	102.417%
2019	101.208%
2020 and thereafter	100.000%

The Notes are unconditionally guaranteed, on a full, joint and several basis, by each of the Guarantors, which consist of all of our existing domestic subsidiaries.  The Notes and the guarantees are general unsecured senior obligations of AAR and the Guarantors, respectively, rank equally in right of payment with all existing and future senior debt of AAR and the Guarantors, as applicable, and are senior in right of payment to all future subordinated obligations of AAR or the Guarantors.  The Notes and the guarantees are effectively subordinated to secured debt of AAR and the Guarantors, respectively, to the extent of the value of the assets securing that debt.  In addition, the Notes are structurally junior to any debt or other liabilities of our nonguarantor subsidiaries.

The Indenture contains covenants that, amount other things, limit AAR’s and its Restricted Subsidiaries’ (as defined in the Indenture) abilities to (i) incur additional debt or sell preferred stock, (ii) pay dividends, redeem or repurchase stock or make other distributions, (iii) make certain investments, (iv) make other restricted payments and investments, (v) agree to or allow to exist restrictions on the ability to pay dividends or make other payments on its capital interests, (vi) create liens without granting equal and ratable liens to the holders of the Notes, (vii) enter into sale and leaseback transactions, (viii) merge, consolidate or transfer or dispose of substantially all of their assets, (ix) enter into certain types of transactions with affiliates and (x) sell assets.  These covenants are subject to a number of qualifications and limitations.  In addition, the Indenture limits AAR’s and the Restricted Subsidiaries’ abilities to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the Notes and related businesses.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

On April 12, 2011, we entered into an agreement with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”) providing for an unsecured revolving credit facility that we can draw upon for general corporate purposes.  The revolving commitment was originally $400,000 and on October 13, 2011 was increased to $580,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $100,000, not to exceed $680,000 in total.  The Credit Agreement expires on April 12, 2016.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.

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

During the nine-month period ended February 28, 2011, we repurchased $6,000 par value of our 2.25% convertible notes due March 1, 2016.  The notes were repurchased for $4,667 cash, and the gain of $97, after consideration of unamortized discount and debt issuance costs, is recorded in Gain on extinguishment of debt on the condensed consolidated statements of income.

At February 29, 2012, the face value of our long-term recourse debt was $628,720 and the estimated fair value was approximately $627,000.  The fair value of the Company’s long-term recourse debt is classified as Level 2 in the fair value hierarchy.  Level 2 refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

As of February 29, 2012 and May 31, 2011, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	February 29,	May 31,
	2012	2011
Long-term debt:
Principal amount	$268,380	$268,380
Unamortized discount	(26,384)	(36,233)
Net carrying amount	$241,996	$232,147

Equity component, net of tax	$74,966	$74,966

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

As of February 29, 2012 and February 28, 2011, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2012	2011	2012	2011
Coupon interest	$1,229	$1,229	$3,685	$3,704
Amortization of deferred financing fees	189	189	565	566
Amortization of discount	3,346	3,098	9,848	9,149
Interest expense related to convertible notes	$4,764	$4,516	$14,098	$13,419

Subsequent Event

On March 9, 2012, we entered into a five (5) year full amortization term loan agreement with Development Bank of Japan Inc. (the “Loan Agreement”) under which we intend to borrow $50,000 on an unsecured basis to refinance indebtedness incurred to finance the acquisition of Telair and Nordisk.  Borrowings under the Loan Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 250 basis points.

The Loan Agreement in part requires us to comply with certain financial covenants which are consistent with our Credit Agreement.  The Loan Agreement is not guaranteed by the Company’s subsidiaries. The Loan Agreement also contains certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

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

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of February 29, 2012, all of our derivative instruments were classified as cash flow hedges.  The fair value of the interest rate swap and interest cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

The fair value of the Company’s interest rate derivatives are classified as Level 2 in the fair value hierarchy.  At February 29, 2012, the fair value of the Company’s interest rate derivatives was recorded as follows:

		Derivative	Derivative
		Assets	Liabilities
	Balance Sheet Classification	February 29, 2012	February 29, 2012
Derivatives designated as hedging instruments:

Interest rate cap	Long-term assets	$409	$—
Interest rate swap	Long-term liabilities	$—	$(3,805)

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement on the condensed consolidated statement of income for the three- and nine-month periods ended February 29, 2012 was as follows:

	Three Months Ended	Nine Months Ended
	February 29, 2012	February 29, 2012
Amount of pre-tax loss recorded in accumulated other comprehensive income (loss)	$(937)	$(5,146)

Amount of pre-tax loss reclassified from accumulated other comprehensive income (loss) to earnings	$—	$—

Amount of pre-tax loss recorded in earnings	$—	$—

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

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 29, 2012 and February 28, 2011.

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2012	2011	2012	2011
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$20,835	$17,918	$55,016	$48,406
Less income attributable to participating shares	(805)	—	(2,072)	—
Less income attributable to noncontrolling interest	(172)	—	(172)	—
Net income attributable to AAR available to common shareholders	$19,858	$17,918	$52,772	$48,406

Basic shares:
Weighted average common shares outstanding	38,650	38,361	38,753	38,341

Earnings per share — basic	$0.51	$0.47	$1.36	$1.26

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$20,835	$17,918	$55,016	$48,406
Less income attributable to participating shares	(738)	—	(1,905)	—
Less income attributable to noncontrolling interest	(172)	—	(172)	—
Add after-tax interest on convertible debt	1,508	1,415	4,453	4,178
Net income attributable to AAR available to common shareholders	$21,433	$19,333	$57,392	$52,584

Diluted shares:
Weighted average common shares outstanding	38,650	38,361	38,753	38,341
Additional shares from the assumed exercise of stock options	208	496	259	283
Additional shares from the assumed vesting of restricted stock	—	788	—	766
Additional shares from the assumed conversion of convertible debt	4,122	4,068	4,122	4,068
Weighted average common shares outstanding — diluted	42,980	43,713	43,134	43,458

Earnings per share — diluted	$0.50	$0.44	$1.33	$1.21

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

At February 29, 2012 and February 28, 2011, respectively, stock options to purchase 260,000 and 278,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

Note 10 — Acquisitions

On December 2, 2011, we acquired Telair® International GmbH (“Telair”) and Nordisk Aviation Products, AS (“Nordisk”).  Telair is a leader in the design, manufacture and support of cargo loading systems for wide-body and narrow-body aircraft with established positions on the world’s most popular current and next-generation passenger and freighter aircraft.  Telair operates from facilities in Germany, Sweden and Singapore.  Nordisk designs and manufactures heavy duty pallets and lightweight cargo containers for commercial airlines from facilities in Norway and China.  The purchase price of the acquisition was approximately $293,000.  The businesses operate as part of our Structures and Systems segment.

On October 11, 2011, we acquired Airinmar Holdings Limited (“Airinmar”), an international provider of aircraft component repair management services.  Airinmar operates as part of our Aviation Supply Chain segment.  Total consideration is estimated to be $43,500, which includes $23,200 cash paid at closing, and a potential earn-out payment of $20,300.  The potential earn-out payment is based upon Airinmar achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) levels over a two-year period, as well as retaining certain key customers.  In accordance with accounting principles generally accepted in the United States of America, a liability of $20,300 was recognized as an estimate of the acquisition date fair value of the earn-out and is included in Other non-current liabilities on our condensed consolidated balance sheet as of February 29, 2012.  Any change in the fair value of the earn-out subsequent to the date of acquisition will be recognized in earnings.

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available.  This measurement period will not exceed one year from the acquisition date.  At the effective date of the acquisition, the assets acquired and liabilities assumed are generally required to be measured at fair value.

Our fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed and final review by our management.  The primary areas that are not yet finalized relate to the fair value of accounts receivable, accounts payable, inventories, property and equipment, intangible assets, favorable or unfavorable contracts, operating leases or commitments, contingent liabilities and income and non-income related taxes.  Accordingly, there could be material adjustments to our consolidated financial statements, including changes in our depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives among other adjustments.

The final determination of the assets acquired and liabilities assumed will be based on the established fair value of the assets acquired and the liabilities assumed as of the acquisition date.  The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill.  The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

The preliminary purchase price allocation for Telair, Nordisk and Airinmar follows:

Cash	$5,200
Accounts receivable	55,100
Inventories	52,900
Prepaid expenses	4,700
Property, plant and equipment	14,500
Goodwill and identified intangibles	267,700
Notes payable	(1,600)
Accounts payable	(21,400)
Accrued liabilities	(52,900)
Other long-term liabilities	(7,800)

The following unaudited pro forma information is provided for acquisitions assuming the Telair, Nordisk and Airinmar acquisitions occurred as of the beginning of fiscal 2011.

	Three Months	Nine Months Ended
	Ended	February 29/28,
	February 28, 2011	2012	2011
Net sales	$518,021	$1,634,161	$1,492,158
Operating income	40,490	121,393	116,821
Net income attributable to AAR	19,219	61,909	54,131
Earnings per share:
Basic	$.51	$1.54	$1.41
Diluted	$.47	$1.49	$1.34

Note 11 —Aircraft Portfolio

Within our Aviation Supply Chain segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned.  These aircraft are available for lease or sale to commercial air carriers.

Aircraft Owned through Joint Ventures

As of February 29, 2012, the Company had ownership interests in 19 aircraft with joint venture partners.  As of February 29, 2012, our equity investment in the 19 aircraft owned with joint venture partners was approximately $37,008 and is included in Investment in joint ventures on the condensed consolidated balance sheet.  Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the nine-month periods ended February 29, 2012 and 2011, we were paid $500 and $635, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the condensed consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2012	2011	2012	2011
Sales	$7,643	$10,484	$29,117	$48,339
Income before provision for income taxes	356	290	1,535	5,792

	February 29,	May 31,
	2012	2011
Balance sheet information:
Assets	$174,369	$219,810
Debt	79,499	127,037
Members’ capital	88,624	89,375

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we own three aircraft for our own account that are considered wholly-owned. Our investment in the three wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	February 29,	May 31,
	2012	2011
Gross carrying value	$26,413	$44,586
Debt	(8,907)	(14,072)
Capital lease obligation	—	(6,716)
Net AAR investment	$17,506	$23,798

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 19 aircraft owned with joint venture partners and three wholly-owned aircraft is as follows:

Aircraft Owned through Joint Ventures

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
3	737-400	1992-1994	Available	—	Sale
14	737-400	1992-1997	Malaysia Airlines	Various(1)	Sale/Re-lease
19

(1) 6 aircraft in 2012; 4 aircraft in 2013 and 4 aircraft in 2014

Wholly-Owned Aircraft

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	MD83	1989	Meridiana	2012	Disassemble
1	737-300	1997	Small Planet Airlines	2015	Re-lease
1	A320	1997	Donbassaero Airlines	2017	Re-lease
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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

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

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2012	2011	2012	2011
Sales:
Aviation Supply Chain	$134,218	$119,966	$444,708	$345,892
Government and Defense Services	133,709	147,329	426,097	411,065
Maintenance, Repair and Overhaul	112,034	108,037	297,092	283,897
Structures and Systems	154,234	82,703	333,755	276,432
	$534,195	$458,035	$1,501,652	$1,317,286

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2012	2011	2012	2011
Gross profit:
Aviation Supply Chain	$26,538	$20,798	$79,829	$60,763
Government and Defense Services	19,168	25,665	70,510	72,816
Maintenance, Repair and Overhaul	13,224	17,137	36,949	39,534
Structures and Systems	28,028	15,193	53,934	50,744
	$86,958	$78,793	$241,222	$223,857

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

General Overview

We report our activities in four business segments:  Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems.  The table below sets forth consolidated sales for our four business segments for the three- and nine-month periods ended February 29 and 28, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2012	2011	2012	2011
Sales:
Aviation Supply Chain	$134,218	$119,966	$444,708	$345,892
Government and Defense Services	133,709	147,329	426,097	411,065
Maintenance, Repair and Overhaul	112,034	108,037	297,092	283,897
Structures and Systems	154,234	82,703	333,755	276,432
	$534,195	$458,035	$1,501,652	$1,317,286

During the first nine months of fiscal 2012, sales to commercial customers increased 27.1% compared to the prior year and represented 53.2% of consolidated sales.  Commercial sales growth during the first six months of fiscal 2012 was driven by strong organic growth in the Aviation Supply Chain and MRO businesses, whereas commercial sales growth in the most recent three month period was primarily driven by the Telair and Nordisk acquisitions.  Commercial sales growth during fiscal 2012 occurred against a backdrop of global economic uncertainty, including persistently high oil prices, recent bankruptcies in the aviation industry and the debt crisis in Europe. We are monitoring these events and their potential impact on our commercial customers.

During the first nine months of fiscal 2012, sales to global government and defense customers increased 2.0% compared to the prior year and for the nine months ended February 29, 2012 represented 46.8% of consolidated sales.  Defense funding is currently facing pressure due to U.S. budget deficit challenges. In August 2011, Congress enacted the Budget Control Act (BCA) of 2011 which reduces defense spending by $487 billion over a ten-year period starting in fiscal 2012. Under the BCA, an automatic sequestration process was triggered when the Super Committee, a committee of twelve Congressmen, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration is scheduled to commence on January 2, 2013, absent legislative or other remedial action. Of the $1.2 trillion in reduced spending required by sequestration over the ten-year period beginning in fiscal year 2013, approximately $50 billion per year would be borne by the DoD.    Whether or not sequestration goes into effect, we expect the defense budget to be reduced. Although there may be opportunities for those business units within our Supply Chain and Maintenance, Repair and Overhaul segments that support the DoD, as a result of defense spending reductions, we expect our businesses that support the DoD within our Structures and Systems segment may be adversely affected.

Results of Operations

Three-Month Period Ended February 29, 2012

Consolidated sales for the third quarter ended February 29, 2012 increased $76,160 or 16.6% compared to the prior year period.  The increase in sales principally represents the inclusion of sales from Telair and Nordisk in the amount of $55,303.  Telair and Nordisk were acquired on December 2, 2011.

In the Aviation Supply Chain segment, sales increased $14,252 or 11.9% compared to the prior year.  The increase in sales was the result of strength at our parts supply businesses, which continues to benefit from investments made in assets to support commercial customers.  Gross profit in the Aviation Supply Chain segment increased $5,740, or 27.6% and the gross profit margin percentage increased to 19.8% from 17.3% in the prior year due to a favorable mix of inventories sold.

In the Government and Defense Services segment, sales decreased $13,620 or 9.2% compared to the prior year.  The sales decrease reflects a reduction in activity under one of the Company’s performance-based logistics program, as well as lower sales at AAR Airlift due to unfavorable aircraft availability. Gross profit decreased $6,497 or 25.3%, and the gross profit margin percentage declined to 14.3% from 17.4% due to lower volume in our defense logistics business, lower volume at AAR Airlift, and the impact of aircraft availability as compared to last year.

In the Maintenance, Repair and Overhaul segment, sales increased $3,997 or 3.7% due to increased airframe maintenance activities primarily due to share gains, partially offset by lower sales at our engineering services business.  Gross profit decreased $3,913 or 22.8%, and the gross profit margin percentage declined to 11.8% from 15.9% in the prior year primarily due to lower sales volume in our high-margin engineering services business.

In the Structures and Systems segment, sales increased $71,531 or 86.5% over the prior year.  The sales increase reflects the inclusion of Telair and Nordisk, which contributed $55,303 of revenue during the third quarter, as well as increased sales at our Mobility Products business due to an increase in production on a program.  Gross profit in the Structures and Systems segment increased $12,835 or 84.5%, and the gross profit percentage decreased slightly to 18.2% from 18.4%.

Selling, general and administrative expenses increased $7,199 or 16.3% and was primarily driven by selling, general and administrative expenses at Telair and Nordisk.  Operating income increased $1,039 or 3.0% due to the increase in sales, offset by a reduction in the consolidated gross profit margin percentage from 17.2% in the prior year to 16.3% this year.  Net interest expense increased $2,560 due to an increase in borrowings to fund the Telair and Nordisk acquisitions.

During the third quarter of fiscal 2012, our effective income tax rate was 18.8%, compared to 34.1% last year.  During the third quarter of this year, we recorded a $3,976 reduction in income tax expense, primarily relating to a reduction in the Company’s state income tax rate due to the implementation of state income tax planning strategies related to the Company’s corporate structure and the relocation of one of our significant businesses.  We expect our effective income tax rate to be approximately 34.5% in the fourth quarter of fiscal 2012.

Net income attributable to AAR was $20,663 compared to $17,918 in the prior year due to the factors discussed above.

Nine-Month Period Ended February 29, 2012

Consolidated sales for the nine months ended February 29, 2012 increased $184,366 or 14.0% compared to the prior year period.  Sales to commercial customers increased 27.1% compared to the prior year due to the inclusion of sales from Telair and Nordisk, strong demand for supply chain and MRO services and the sale of four aircraft from our wholly-owned aircraft portfolio.  Sales to government and defense customers increased 2.0% reflecting sales increases at our airlift and defense logistics businesses.

In the Aviation Supply Chain segment, sales increased $98,816 or 28.6% compared to the prior year due to the sale of four aircraft for approximately $49,000 from our aircraft sales and leasing portfolio and strength at our parts supply businesses, which benefited from the improved commercial airline environment and recent investments of assets.  Gross profit in the Aviation Supply Chain segment increased $19,066 or 31.4%, and the gross profit margin percentage increased to 18.0% from 17.6% in the prior year primarily due to the mix of inventories sold.  During the second quarter, we acquired Airinmar Holdings Limited (“Airinmar”), a leading provider of repair management services.  Airinmar operates as part of the Aviation Supply Chain segment and the impact of this acquisition on sales and earnings was negligible.

In the Government and Defense Services segment, sales increased $15,032 or 3.7% compared to the prior year.  The sales increase primarily reflects growth in program business at the Company’s defense logistics business.  Gross profit decreased $2,306 or 3.2% and the gross profit margin percentage decreased to 16.5% from 17.7% in the prior year reflecting lower margins in the airlift business due to reduced aircraft availability.

In the Maintenance, Repair and Overhaul segment, sales increased $13,195 or 4.6% versus the prior year due to strong sales at our landing gear facility and share gains at our MRO facilities, partially offset by lower sales at our engineering services business.  Gross profit decreased $2,585 or 6.5%, and the gross profit margin percentage decreased to 12.4% from 13.9% in the prior year due to lower sales of high margin engineering services.

In the Structures and Systems segment, sales increased $57,323 or 20.7% over the prior year due to the inclusion of sales from Telair and Nordisk.  Gross profit in the Structures and Systems segment increased $3,190 or 6.3% and the gross profit margin percentage decreased to 16.2% from 18.4% in the prior year due to the mix of products sold and losses on certain programs and start-up costs on new programs at our precision machining business.

Selling, general and administrative expenses increased $8,765 or 6.7% and was primarily driven by selling, general and administrative expenses at Telair and Nordisk.  Operating income increased $6,580 or 6.8% due to the increase in sales, offset by a reduction in the consolidated gross profit margin percentage from 17.0% in the prior year to 16.1% this year.  Net interest expense increased $2,725 due to an increase in borrowings to fund the Telair and Nordisk acquisitions.

During the nine month period ended February 29, 2012, our effective income tax rate was 29.3%, compared to 34.7% last year.  During the third quarter of this year, we recorded a $3,976 reduction in income tax expense, primarily relating to a reduction in the Company’s state income tax rate due to the implementation of state income tax planning strategies related to the Company’s corporate structure and the relocation of one of our significant businesses.  We expect our effective income tax rate to be approximately 34.5% in the fourth quarter of fiscal 2012.

Net income attributable to AAR was $54,844 compared to $48,406 in the prior year due to the factors discussed above.

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

At February 29, 2012, our liquidity and capital resources included cash of $59,294 and working capital of $504,403.  On April 12, 2011, we entered into an agreement with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”) providing for an unsecured revolving credit facility that we can draw upon for general corporate purposes.  The revolving commitment was originally $400,000 and on October 13, 2011 was increased to $580,000.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $100,000, not to exceed $680,000 in total.  The Credit Agreement expires on April 12, 2016.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Credit Agreement at February 29, 2012 were $300,000, with $200,000 classified as short-term debt and $100,000 classified as long-term debt. There were also $14,581 of outstanding letters of credit which reduced the availability of this facility.  We also have $3,607 available under a foreign lines of credit.

In addition to our unsecured Credit Agreement, we have a $65,000 secured revolving credit facility with The Huntington National Bank (the “Huntington Loan Agreement”).  Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by the Company.  The Huntington Loan Agreement expires on April 23, 2015.  Borrowings bear interest at LIBOR plus 325 basis points.  As of February 29, 2012, $60,504 was outstanding under this agreement.

On March 9, 2012, we entered into a five year full amortization term loan agreement with Development Bank of Japan Inc. (the “Loan Agreement”) under which we intend to borrow $50,000 on an unsecured basis to refinance indebtedness incurred to finance the acquisition of Telair and Nordisk.  Borrowings under the Loan Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 250 basis points.

During the nine-month period ended February 29, 2012, our cash flow from operations was $18,231 primarily as a result of net income and aggregate depreciation and amortization of $131,294, a reduction in equipment on long-term lease of $17,547 principally due to the sale of aircraft, and an increase in accounts payable of $9,408 supporting our investment in inventories.  Uses of cash from operations during the nine-month period ended February 29, 2012 included an increase to inventories of $56,955 primarily to support supply chain customers and our airlift operations.  We also made a $7,000 license fee payment to Unison, invested in aircraft overhauls and continued to invest in the A400M program which is reported in Other (see “Critical Accounting Policies and Significant Estimates — Program Development Costs” below).

During the nine-month period ended February 29, 2012, our investing activities used $361,113 of cash principally as a result of capital expenditures of $62,702, which mainly represents helicopters and other equipment purchased to support growth and improve operating performance in our Government and Defense Services segment, and the acquisition of Telair, Nordisk and Airinmar, net of cash acquired of $298,087.

During the nine-month period ended February 29, 2012, our financing activities provided $343,892 of cash primarily due to an increase in both short- and long-term borrowings of $378,982 (see Note 7 of Notes to Consolidated Financial Statements), offset by a reduction in borrowings of $19,300, payment of a capital lease obligation of $6,763, cash dividends paid of $9,068 and the purchase of treasury stock of $3,659.

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

Revenue Recognition

Certain supply chain management programs that we provide to our customers contain multiple elements or deliverables, such as program and warehouse management, parts distribution and maintenance and repair services.  We recognize revenue for each element or deliverable that can be identified as a separate unit of accounting at the time of delivery based upon the relative fair value of the products and services.  Sales and related cost of sales for certain long-term manufacturing contracts and certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, either based on the relationship of costs incurred to date to estimated total costs or the units of delivery method. In connection with these contracts and programs, we are required to make certain judgments and estimates concerning the overall profitability of the program and the relative fair value of each element of the arrangement.  Differences may occur between the judgments and estimates made by management and actual program results.

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

Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2021, based on sales projections of the A400M.  As of February 29, 2012, we have capitalized, net of reimbursements, $96,942 of costs associated with the engineering and development of the cargo system.  The Company is in negotiations with Airbus to recover amounts invested in the design and development of the A400M aircraft and to increase the per ship set selling price as a result of design changes initiated by Airbus.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

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

As of February 29, 2012, we had a floating to fixed interest rate swap agreement with an aggregate notional amount of $50,000 that effectively converted the $50,000 of notional principal under the credit agreement from floating-rate debt to fixed-rate debt.  At February 29, 2012 we were in a liability position for this interest rate swap, the fair value of which was $3,805.

Also as of February 29, 2012, we had an interest rate cap agreement for the purpose of limiting future exposure to interest rate risk on $50,000 of notional principal outstanding under the unsecured revolving credit agreement.  Under this agreement, we made a premium payment totaling $1,750 to cap the interest rate for the five-year term of the agreement.  At February 29, 2012, the interest rate cap had a fair value of $409.

Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at period end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would impact pre-tax income by approximately $1,200 for the three-month period ended February 29, 2012.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 29, 2012.

There were no changes in our internal control over financial reporting during the third quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AAR CORP.
(Registrant)

Date:	March 26, 2012	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

4.	Instruments defining the rights of security holders	4.1	Indenture dated as of January 23, 2012, governing the 7¼% Senior Notes due 2022, by and among AAR, certain subsidiary guarantors identified therein.(1)

		4.2	Form of 7¼% Senior Notes due 2022.(1)

		4.3

Registration Rights Agreement, dated as of January 23, 2012, among AAR, the guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC, Loop Capital Markets LLC and U.S. Bancorp Investments, Inc.(1)

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 26, 2012 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 26, 2012 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 26, 2012 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 26, 2012 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 29, 2012 and May 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended February 29/28, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended February 29/28, 2012 and 2011, (iv) Condensed Consolidated Statement of Changes in Equity for the nine months ended February 29, 2012 and (v) Notes to Condensed Consolidated Financial Statements.**

Notes:

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

(1)  Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed January 26, 2012.