Form 10-K
period 2012-05-31
AAR CORP
filed 2012-07-19
CIK 1750

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2012 or
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
Yes ☐ No ☒

         At November 30, 2011, the aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $699,537,824 (based upon the closing price of the Common Stock at November 30, 2011 as reported on the New York Stock Exchange).

         On June 30, 2012, there were 40,167,070 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the Company's proxy statement for the Company's 2012 Annual Meeting of Stockholders, to be held October 10, 2012, are incorporated by reference in Part III of this report.

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

Aviation Supply Chain

        Activities in our Aviation Supply Chain segment include the purchase, sale, lease, repair and overhaul of a wide variety of new, overhauled and repaired engine and airframe parts and components and avionics, electrical, electronic, fuel, hydraulic and pneumatic components and instruments for our airline customers. We also provide customized inventory supply and management programs for engine and airframe parts and components in support of airline customers' maintenance activities. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, and parts and component repair and overhaul. We are an authorized distributor for more than 100 leading aviation product manufacturers. On October 11, 2011, we acquired Airinmar Holdings Limited ("Airinmar"), a sophisticated repair, outsourcing and warranty claim manager based in the United Kingdom. We acquire aviation parts and components from domestic and foreign airlines, original equipment manufacturers, independent aviation service companies and aircraft leasing companies. From time to time, we also purchase aircraft and engines for disassembly into individual parts and components. These assets may be leased to airlines on a short-term basis prior to disassembly. The majority of our sales are made pursuant to standard commercial purchase orders but certain inventory supply and management program agreements reflect negotiated terms and conditions.

        Activities in our Aviation Supply Chain segment also include the sale and lease of used commercial aircraft. Each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties and lease return provisions. Since 2008, our strategy has been to gradually reduce our investment in our joint venture and wholly-owned aircraft portfolio available for lease or sale to the commercial airline market. At May 31, 2012, the total number of aircraft held in joint ventures was 18 and two were wholly-owned.

        As of the third quarter of fiscal 2012, we no longer reported the operating results of our Amsterdam component repair business as a discontinued operation. We made the decision to retain the operation after considering the results of our sales process and reviewing strategic alternatives for the business. As a result of this change in strategy, the operating results for the Amsterdam business have been reclassified from discontinued operations and are reported in continuing operations for all periods presented and are not material to our financial position or results of operations.

Government and Defense Services

        Activities in our Government and Defense Services segment include the business of AAR Airlift Group, Inc. ("Airlift") and our Defense Systems and Logistics and Integrated Technologies services businesses. We acquired Airlift, formerly known as Aviation Worldwide Services, in April 2010. Airlift is a leading provider of expeditionary airlift services to the United States and other government customers. Airlift provides fixed- and rotary-wing flight operations, transporting personnel and cargo principally in support of the U.S. Department of Defense, and performs engineering and design modifications on rotary-wing aircraft for government customers. Airlift operates a fleet of customized fixed-wing and rotary-wing aircraft, principally in Afghanistan, Northern Africa and the Western Pacific. Airlift holds FAR Part 133 and 135 certificates to operate aircraft and a FAR Part 145 certificate to operate a repair station. Airlift is also Commercial Aircraft Review Board certified with the U.S. Department of Defense.

        In this segment, we also provide customized performance-based logistics programs in support of U.S. Department of Defense and foreign governments. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, airframe maintenance and maintenance planning and component repair and overhaul. We also provide engineering, design and system integration services for specialized command and control systems.

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

        We currently operate four airframe maintenance facilities and one landing gear overhaul facility. We have a long-term lease to occupy a portion of an aircraft maintenance facility in Indianapolis, Indiana (the "Indianapolis Maintenance Center" or "IMC"), which is owned by the Indianapolis Airport Authority ("IAA"). The IMC is comprised of 12 airframe maintenance bays, backshop space and warehouse and office space. Our lease with the IAA allows us to occupy up to ten of the maintenance bays and certain office space through December 2014, with a ten-year renewal option. We also operate aircraft maintenance facilities in Oklahoma City, Oklahoma and Miami, Florida and a regional aircraft maintenance facility in Hot Springs, Arkansas. In June 2012, we signed a lease agreement to occupy an airframe maintenance facility in Duluth, Minnesota. The initial term of the lease agreement is seven years, and we have five, five-year renewal option periods. We have a termination right, exercisable upon 180 days' notice, at any time during the initial seven-year term and option periods. We expect the Duluth facility to operate as a satellite of the IMC. In addition to our aircraft maintenance facilities, we operate a landing gear repair center in Miami, Florida where we repair and overhaul landing gear, wheels, brakes and actuators for different types of commercial and military aircraft.

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

        On December 2, 2011, we acquired Telair International GmbH ("Telair") and Nordisk Aviation Products, AS ("Nordisk"). Telair designs, manufactures and supports cargo loading systems for wide-body and narrow-body aircraft for both Airbus and Boeing and operates from facilities in Germany, Sweden and Singapore. Nordisk designs and manufactures heavy-duty pallet and lightweight cargo containers for commercial airlines from facilities in Norway and China.

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

Customers

        For each of our business segments, we market and sell products and services primarily through our own employees. In certain markets outside of the United States, we rely on foreign sales agents to assist in the sale of our products and services.

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

        Sales of aviation products and services to our airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators, the general economy and the level of sales of new and used aircraft. Sales to the U.S. Department of Defense, U.S. Department of State and other government agencies are subject to a number of factors, including the level of troop deployment worldwide, government funding, competitive bidding and requirements generated by world-wide geopolitical events.

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

Backlog

        At May 31, 2012, backlog believed to be firm was approximately $928,700 compared to $963,100 at May 31, 2011. These amounts do not include expected sales from the A400M cargo system (see

Item 1A—Risk Factors). The reduction in backlog from May 31, 2011 is due to lower backlog at the Company's mobility products business unit in the Structures and Systems segment. Approximately $701,200 of our May 31, 2012 backlog is expected to be filled within the next 12 months.

Employees

        At May 31, 2012, we employed approximately 6,700 persons worldwide, of which 460 employees are subject to a collective bargaining agreement. We also retain approximately 900 contract workers, the majority of whom are located at our airframe maintenance facilities.

Sales to Government and Defense Customers

        Sales to global government and defense customers were $930,409 (45.1% of total sales), $948,317 (52.5% of total sales) and $651,637 (48.2% of total sales) in fiscal years 2012, 2011 and 2010, respectively. Sales to branches, agencies and departments of the U.S. government and their contractors were $888,489 (43.0% of total sales), $893,066 (49.5% of total sales) and $607,348 (44.9% of total sales) in fiscal years 2012, 2011 and 2010, respectively. Sales to government and defense customers are reported in each of our reportable segments (See Note 15 of Notes to Consolidated Financial Statements). Because such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government contracts are for products and services supporting U.S. Department of Defense logistics and mobility strategy, as well as for supplemental airlift services and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our government contracts are subject to termination by the customer; in the event of such a termination we would be entitled to recover all allowable costs incurred by us through the date of termination.

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

        In calendar year 2008 and into 2009, demand for air transportation in the United States and abroad declined due to economic deterioration in the U.S. and other global economies. Although global economic conditions improved in the 2010 to 2012 period, the recovery has generally been sluggish in the U.S., and in many other developed nations. The impact of high fuel costs and the continued sluggish or weak world-wide economic conditions may lead airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, engines and aircraft.

        A reduction in the operating fleet of aircraft both in the U.S. and abroad will result in reduced demand for parts support and maintenance activities for the type of aircraft affected. Further, tight credit conditions negatively impact the amount of liquidity available to buy parts, services, engines and aircraft. A deteriorating airline environment may also result in additional airline bankruptcies, and we may not be able to fully collect outstanding accounts receivable. Reduced demand from customers caused by weak economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations.

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

  •
  acts of God.

Our U.S. government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

        Our sales to branches, agencies and departments of the U.S. government and their contractors were $888,489 (43.0% of consolidated sales) in fiscal year 2012 (See Note 15 of Notes to Consolidated Financial Statements). The majority of our U.S. government contracts are for products and services supporting U.S. Department of Defense logistics and mobility strategy, as well as for supplemental airlift services and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government, including the Department of Defense and its contractors, are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding requirements generated by world events, and budgetary constraints. Defense funding is currently facing pressure due to U.S. budget deficit challenges. In August 2011, Congress enacted the Budget Control Act ("BCA") of 2011 which reduces defense spending by $487 billion over a ten-year period starting in fiscal 2012. Under the BCA, an automatic sequestration process was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration is scheduled to commence on January 2, 2013, absent legislative or other remedial action. Of the $1.2 trillion in reduced spending required by sequestration over the ten-year period beginning in fiscal year 2013, approximately $50 billion per year would be borne by the Department of Defense. Whether or not sequestration goes into effect, we expect the defense budget to be reduced, which could adversely affect our results from operations and financial condition.

Acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

        We continue to grow through acquisitions. On December 2, 2011, we acquired Telair and Nordisk from Teleflex International. On October 11, 2011, we acquired Airinmar, a sophisticated repair, outsourcing and warranty claim manager based in the UK. We acquired Airlift, formerly known as Aviation Worldwide Services, in April 2010. Airlift is a leading provider of expeditionary airlift services to the United States and other government customers. Further, we explore and have discussions with third parties regarding additional acquisitions on a regular basis. Acquisitions involve risks, including difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. For our recent acquisitions, and for any businesses we may acquire in the future, we may not be able to execute our operational, financial or integration plans for the acquired businesses, which could adversely affect our results of operations and financial condition.

We face risks of cost overruns and losses on fixed-price contracts.

        We sell certain of our products and services to our commercial, government and defense customers under firm contracts providing for fixed unit prices, regardless of costs incurred by us. The cost of producing products or providing services may be adversely affected by increases in the cost of labor, materials, fuel, overhead and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which could adversely affect our results of operations and financial condition.

Significant cost issues may develop in connection with the A400M cargo system.

        In June 2005, we announced that our Cargo Systems business in our Structures and Systems segment was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft ("A400M"). We have incurred, and are expected to continue to incur, significant development costs in connection with this program (see Note 14 in Notes to Consolidated Financial Statements). Our portion of revenue to be generated from this program is expected to exceed $300 million through fiscal 2021, based on current sales projections for the A400M as provided to us by Airbus. Based on program delays and information provided by Airbus, planned first shipments under this program have slipped to late fiscal 2013 or early fiscal 2014. If the A400M experiences significant additional delivery delays or order cancellations, or if we fail to develop the system according to contract specifications, or if we fail to reach agreement on the final negotiated price with Airbus due to changes in contract specifications, then we may not be able to recover our development costs, and our operating results and financial condition could be adversely affected.

Success within our Maintenance, Repair and Overhaul segment is dependent upon continued outsourcing by the airlines.

        We currently perform airframe maintenance, repair and overhaul activities at leased facilities in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; and Hot Springs, Arkansas. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. If either the number of aircraft operating or the level of outsourcing of maintenance activities declines, we may not be able to execute our operational and financial plans at our maintenance, repair and overhaul facilities, which could adversely affect our results of operations and financial condition.

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

        If any of our material licenses, certificates, authorizations or approvals were revoked or suspended by the FAA or equivalent regulatory agencies in other countries, our results of operations and financial condition may be adversely affected.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

        We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts. These laws and regulations include the Federal Acquisition Regulations, the Truth in Negotiations Act, Cost Accounting Standards, and laws, regulations and orders restricting the use and dissemination of classified information under U.S. export control laws, and the export of certain products and technical information. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions. Our reputation could suffer harm if allegations of impropriety were made against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

The majority of Airlift's revenue is derived from providing expeditionary airlift services in Afghanistan.

        Airlift derives most of its revenue from providing supplemental airlift in Afghanistan for the U.S. Department of Defense. The US and its allies are currently preparing to withdraw the majority of foreign combat troops by the end of calendar 2014. Although we expect significant ongoing demand for airlift services in Afghanistan from the U.S. Department of Defense and other governmental departments, we are exposed to the risk that our revenues at Airlift may decline, which could adversely affect our results of operations and financial condition. We are working to diversify our customer base to help mitigate potential reductions in the U.S. Department of Defense work in Afghanistan. Our inability to diversify our customer base could adversely affect our results of operations and financial condition.

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

  •
  compliance with the U.S. Foreign Corrupt Practices Act and other anti-bribery laws;

  •
  the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

  •
  contract award and funding delays;

  •
  potential restrictions on transfers of funds;

  •
  import and export duties and value added taxes;

  •
  foreign exchange risk;

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

Market values for our aviation products fluctuate, and we may be unable to re-lease or sell aircraft and engines when their current lease expires.

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

        We lease aircraft and engines to our customers on an operating lease basis. Our ability to re-lease or sell these assets on acceptable terms when the lease expires is subject to a number of factors which drive industry capacity, including new aircraft deliveries, availability of used aircraft and engines in the marketplace, competition, financial condition of our customers, overall health of the airline industry and general economic conditions. During fiscal 2013, four 737-400 aircraft will be up for lease renewal. Our inability to re-lease these aircraft, or other aircraft and engines that are currently on lease, could adversely affect our results of operations and financial condition.

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

        Certain of our loan and debt agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan and debt agreements and may result in a cross-default under other debt agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under our debt agreements could be declared immediately due and payable. Our failure to comply with these covenants could adversely affect our results of operations and financial condition.

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

Our business could be negatively affected by cyber or other security threats or other disruptions.

        As a U.S. defense contractor, we face cyber threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises.

        Cyber security threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our Company sensitive information, including our customers, suppliers, subcontractors and joint venture partners, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

        Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results and financial condition.

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

        The industries in which we participate are constantly undergoing development and change, and it is likely that new products, equipment and methods of repair and overhaul services will be introduced in the future. We may need to make significant expenditures to purchase new equipment and to train our employees to keep pace with any new technological developments. These expenditures could adversely affect our results of operations and financial condition.

Our operations would be adversely affected by a shortage of skilled personnel or work stoppages.

        Because of the complex nature of many of our products and services, we are dependent on an educated and highly skilled workforce. Furthermore, we have a collective bargaining agreement covering 460 employees. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage, and may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        Our principal parts distribution activities for the Aviation Supply Chain segment are conducted from our headquarters in Wood Dale, Illinois, which we own subject to a mortgage. In addition to warehouse space, this facility includes executive, sales and administrative offices. We also lease facilities in Garden City, New York and London, England, and own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Supply Chain segment.

        Our principal activities in the Government and Defense Services segment are conducted from our headquarters in Wood Dale, Illinois, which we own subject to a mortgage, and leased facilities in Jacksonville, Florida; Melbourne, Florida and Huntsville, Alabama.

        Our principal activities in the Maintenance, Repair and Overhaul segment are conducted at facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida and Hot Springs, Arkansas.

        Our principal activities in the Structures and Systems segment are conducted at facilities we own in Clearwater, Florida; Cadillac, Michigan and Goldsboro, North Carolina. We also lease facilities in Huntsville, Alabama; Cullman, Alabama; Lebanon, Kentucky; Sacramento, California; Miesbach, Germany; Holmestrand, Norway; Singapore, Republic of Singapore; Lund, Sweden and Kunshan, China.

        We also operate sales offices which support all our activities and are leased in London, England; Melbourne, Australia; Paris, France; Rio de Janeiro, Brazil; Shanghai, China; Hong Kong, China; Tokyo, Japan; Abu Dhabi, UAE and Simi Valley, California.

        We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material, pending legal proceeding (including any governmental or environmental proceedings) other than routine litigation incidental to our business.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	59	Chairman and Chief Executive Officer, Director
Timothy J. Romenesko	55	President and Chief Operating Officer, Director
Richard J. Poulton	47	Vice President, Chief Financial Officer and Treasurer
Robert J. Regan	54	Vice President, General Counsel and Secretary
Michael J. Sharp	50	Vice President, Controller and Chief Accounting Officer
Terry D. Stinson	70	Group Vice President, Structures and Systems
Randy J. Martinez	57	Group Vice President, Government and Defense Services
Dany Kleiman	51	Group Vice President, Maintenance, Repair and Overhaul
John Holmes	35	Group Vice President, Aviation Supply Chain

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

        Mr. Romenesko was appointed President and Chief Operating Officer effective June 1, 2007. Previously, he served as Vice President and Chief Financial Officer since 1994. He also served as Controller of the Company from 1991 to 1995, and in various other positions since joining the Company in 1981. Mr. Romenesko has been a director of the Company since 2007.

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

        Mr. Stinson has served as Group Vice President of Structures and Systems since joining the Company in July 2007. Previously, he was President of Commercial Operations for Thomas Group, an operational consulting firm, and Chairman and Chief Executive Officer of Xelus Inc. Prior to that he served as Chairman and Chief Executive Officer of Bell Helicopter Textron, Inc. from 1991 to 2001 and before that held leadership positions with United Technologies Corporation ("UTC"), including President and Chief Executive Officer of Hamilton Standard, a UTC division, from 1986 to 1991.

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

        Mr. Holmes was named Group Vice President, Aviation Supply Chain on July 17, 2012. Previously, he served as General Manager and Division President of Allen Asset Management since 2003, and prior thereto in various other positions since joining the Company in September 2001.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 1, 2012, there were approximately 1,290 holders of Common Stock, including participants in security position listings.

        On June 20, 2006 our board of directors authorized us to repurchase up to 1,500,000 shares of our common stock on the open market. During the fourth quarter of fiscal 2012, we did not repurchase any shares under this program. The remaining authorization under this program totaled 611,022 shares at May 31, 2012. This program was replaced with a new share buyback program on June 14, 2012, under which our board of directors authorized the repurchase of up to $50 million of our outstanding shares of Common Stock on the open market or in private transactions in accordance with applicable U.S. federal securities laws and regulations, including SEC Rule 10b-18. The program may be modified, suspended or discontinued at any time. This program does not have an expiration date.

        Additional information required by this item is incorporated by reference to Note 16 in Item 8 of this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

	For the Year Ended May 31,
	2012		2011		2010	2009		2008
RESULTS OF OPERATIONS
Sales from continuing operations[1]	$2,064,998		$1,805,112		$1,352,151	$1,423,976		$1,384,919
Gross profit	318,557		307,056	[2]	243,519	241,615	[2]	264,072
Operating income	130,702		133,628	[2]	90,332	102,892	[2]	134,518
(Loss) gain on extinguishment of debt	(664)		97		893	14,701	[3]	(2,040)
Interest expense	37,772		30,667		26,832	31,416		29,491
Income from continuing operations[1]	68,029		69,826		43,202	58,721		68,759
Loss from discontinued operations[1]	—		—		—	(1,949)		(601)
Net income attributable to AAR	67,723		69,826		44,628	56,772		68,158

Share data:
Earnings (loss) per share—basic:
Earnings from continuing operations	$1.68		$1.76		$1.17	$1.54		$1.85
Loss from discontinued operations	—		—		—	(0.05)		(0.02)

Earnings per share—basic	$1.68		$1.76		$1.17	$1.49		$1.83
Earnings (loss) per share—diluted:
Earnings from continuing operations	$1.65		$1.73		$1.16	$1.50		$1.72
Loss from discontinued operations	—		—		—	(0.05)		(0.01)

Earnings per share—diluted	$1.65		$1.73		$1.16	$1.45		$1.71
Weighted average common shares outstanding—basic	38,814		38,355		38,182	38,059		37,194

Weighted average common shares outstanding—diluted	43,084		43,593		43,091	42,809		43,745

FINANCIAL POSITION
Total cash and cash equivalents	$67,720		$57,433		$79,370	$112,505		$109,391
Working capital	590,046		497,975		521,642	596,894		564,932
Total assets	2,195,653		1,703,727		1,500,181	1,375,905		1,359,263
Short-term recourse debt	122,780	[4]	111,323		98,301	50,205		1,236
Short-term non-recourse debt	—		823		757	11,722		20,212
Long-term recourse debt	669,404	[5]	313,981		317,594	302,823		372,740
Long-term non-recourse debt	—		11,032		11,855	16,728		19,190
Total recourse debt	792,184		425,304		415,895	353,028		373,976
Equity	866,022		835,289		746,350	696,734		650,867

Number of shares outstanding at end of year	40,273		39,781		39,484	38,884		38,773

Book value per share of common stock	$21.50		$21.00		$18.90	$17.92		$16.79

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

4
The 1.75% convertible notes due February 1, 2026 with an outstanding balance of $94,913 at May 31, 2012 are included in short-term recourse debt because the holders have the right to require us to purchase the notes on February 1, 2013. See Note 2 of Notes to Consolidated Financial Statements.

5
In January 2012, we sold $175,000 principal amount of 7.25% Senior Notes due January 15, 2022. Our unsecured revolving credit facility, which totaled $280,000 at May 31, 2012, was classified as long-term debt. See Note 2 of Notes to Consolidated Financial Statements.

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

        Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components principally to the commercial aviation market. We also offer customized inventory supply chain management programs and aircraft component repair management services. Sales also include the sale and lease of commercial aircraft and jet engines and technical and advisory services. Cost of sales consists principally of the cost of product, direct labor, overhead (primarily indirect labor, facility cost and insurance) and the cost of lease revenue (primarily depreciation and insurance).

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

        Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance and modifications, engineering services, painting, and the repair, overhaul and exchange of landing gear. Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

        Sales in the Structures and Systems segment are derived from the engineering, design and manufacture of containers, pallets and shelters used to support the U.S. military's requirements for a mobile and agile force, heavy-duty pallets and lightweight cargo containers for the commercial market, complex machined and fabricated parts, components and sub-systems for various aerospace and defense programs and other applications, in-plane cargo loading and handling systems for commercial and military applications and composite products for aviation and industrial use. Cost of sales consists principally of the cost of product, direct labor and overhead.

        Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure. The tables below set forth consolidated sales and gross profit for our four business segments for each of the last three fiscal years ended May 31.

	For the Year Ended May 31,
	2012	2011	2010
Sales:
Aviation Supply Chain	$588,406	$465,108	$405,955
Government and Defense Services	552,687	571,343	194,944
Maintenance, Repair and Overhaul	422,169	393,671	301,348
Structures and Systems	501,736	374,990	449,904

	$2,064,998	$1,805,112	$1,352,151

	For the Year Ended May 31,
	2012	2011	2010
Gross Profit:
Aviation Supply Chain	$106,029	$76,247	$70,490
Government and Defense Services	78,635	105,538	42,304
Maintenance, Repair and Overhaul	55,488	55,871	38,206
Structures and Systems	78,405	69,400	92,519

	$318,557	$307,056	$243,519

Business Trends and Highlights

        On December 2, 2011, we acquired Telair and Nordisk. Telair designs, manufactures and supports cargo loading systems for wide-body and narrow-body aircraft for both Airbus and Boeing and operates from facilities in Germany, Sweden and Singapore. Nordisk designs and manufactures heavy-duty pallets and lightweight cargo containers for commercial airlines from facilities in Norway and China. Telair and Nordisk are included in the Structures and Systems segment. On October 11, 2011, we acquired Airinmar, an international provider of aircraft component repair management services which is based in the UK. Airinmar operates as part of our Aviation Supply Chain segment.

        During fiscal 2012, sales to commercial customers increased 32.4% compared to the prior year and represented 54.9% of consolidated sales. Commercial sales growth during fiscal 2012 was driven by strong organic growth in the Aviation Supply Chain and Maintenance, Repair and Overhaul businesses and by the Telair and Nordisk acquisitions. Commercial sales growth during fiscal 2012 occurred against a backdrop of global economic uncertainty, including persistently high oil prices, recent bankruptcies in the aviation industry and the debt crisis in Europe. We continue to monitor these events and their potential impact on our commercial customers.

        During fiscal 2012, sales to global government and defense customers decreased 1.9% compared to the prior year and represented 45.1% of consolidated sales. Defense funding is currently facing pressure due to U.S. budget deficit challenges. In August 2011, Congress enacted the Budget Control Act ("BCA") of 2011 which reduces defense spending by $487 billion over a ten-year period starting in fiscal 2012. Under the BCA, an automatic sequestration process was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration is scheduled to commence on January 2, 2013, absent legislative or other remedial action. Of the $1.2 trillion in reduced spending required by sequestration over the ten-year period beginning in fiscal year 2013, approximately $50 billion per year would be borne by the Department of Defense. Whether or not sequestration goes into effect, we expect the defense budget will be reduced. Although there may be additional opportunities for those business units within our Supply Chain and Maintenance, Repair and Overhaul segments that support the Department of Defense, as a result of defense spending reductions, we expect our businesses that support the Department of Defense within our Structures and Systems segment will be adversely affected.

Outlook for Fiscal 2013

        For fiscal 2013, we expect our commercial aviation results to remain strong and to increase on a year-over-year basis as the full-year impact of Telair and Nordisk's operations are included in results. We also expect improved results at AAR Airlift as it benefits from actions taken to improve aircraft availability and reduce costs. Results at our mobility products and defense systems logistics businesses are expected to be down year-over-year. As a result, we expect fiscal 2013 consolidated sales of approximately $2.1 to $2.2 billion and diluted earnings per share of $1.55 to $1.65.

Results of Operations

Fiscal 2012 Compared with Fiscal 2011

        Consolidated sales for fiscal 2012 increased $259,886 or 14.4% compared to the prior year period. Sales to commercial customers increased 32.4% compared to the prior year and included strong organic growth in our Aviation Supply Chain and Maintenance, Repair and Overhaul segments, as well as sales from the newly acquired businesses, Telair and Nordisk. Sales to government and defense customers decreased 1.9% principally due to lower sales at our defense logistics business.

        In the Aviation Supply Chain segment, sales increased $123,298 or 26.5% compared to the prior year due to strength at our parts supply businesses, which benefited from the improved commercial airline environment and the recent investments of assets, the sale of four aircraft for approximately $49,000 from our aircraft sales and leasing portfolio and the addition of Airimar sales of $26,058. Gross profit in the Aviation Supply Chain segment increased $29,782 or 39.1% and the gross profit margin percentage increased to 18.0% from 16.4% in the prior year primarily due to the mix of products sold. The prior year gross profit margin was also negatively impacted by a $5,355 pre-tax impairment charge recorded in the fourth quarter of fiscal 2011 to reduce the carrying value of an aircraft held for sale to its estimated sales price.

        In the Government and Defense Services ("GDS") segment, sales decreased $18,656 or 3.3% compared to the prior year. The sales decrease primarily reflects the decline in the defense logistics business including the fourth quarter fiscal 2012 adjustment to the KC10 support contract. During the fourth quarter of 2012, we recorded a $9,500 pre-tax charge as a result of lowering our profit expectations on the KC10 support contract. This adjustment represents the difference between the new margin expectation and the previous margin expectation for the period of performance since contract inception, which was February 2010. GDS gross profit decreased $26,903 or 25.5% and the gross profit margin percentage declined to 14.2% from 18.5% in the prior year. The decline in gross profit was due to decreased Airlift margins as a result of unfavorable aircraft availability in the last half of fiscal 2012 and the impact of the KC10 support contract adjustment.

        In the Maintenance, Repair and Overhaul segment, sales increased $28,498 or 7.2% versus the prior year due to continued growth and share gains at our heavy maintenance facilities, partially offset by lower sales at our engineering services business. Gross profit decreased $383 or 0.7% and the gross profit margin percentage decreased to 13.1% from 14.2% due to lower sales in fiscal 2012 of high margin engineering services.

        In the Structures and Systems segment, sales increased $126,746 or 33.8% compared to the prior year due to the inclusion of sales from Telair and Nordisk, which contributed $119,429 of revenue during fiscal 2012. Gross profit in the Structures and Systems segment increased $9,005 or 13.0%; however the gross profit margin percentage decreased to 15.6% from 18.5% in the prior year. Factors impacting the decline in margin percentage include the mix of products sold, losses on certain programs and start-up costs on new programs at our precision machining business, and the restructuring and impairment charges taken in the fourth quarter of fiscal 2012 of $3,700 (see Note 12 of Notes to Consolidated Financial Statements).

        During the fourth quarter of fiscal 2011, we sold the assets of a non-strategic product line within our Maintenance, Repair and Overhaul segment. Proceeds from the sale of the product line were $10,000 cash, and the net carrying value of the assets sold was $4,078. The gain on this transaction has been classified as a component of operating income.

        Selling, general and administrative expenses increased $6,703 or 3.7% due to the inclusion of selling, general and administrative expenses for the three acquired companies. Earnings from aircraft joint ventures decreased $1,802 compared to the prior year due to the sale of two aircraft from our joint venture aircraft portfolio during the prior year. Operating income decreased $2,926 or 2.2% compared with the prior year primarily due to lower gross profit in the Government and Defense Services segment and increased selling general and administrative expenses, partially offset by increased gross profit in the Aviation Supply Chain and Structures and Systems segment. Net interest expense increased $6,211 or 20.5% compared to the prior year primarily due to an increase in outstanding borrowings incurred for the purchase of Telair and Nordisk.

        Our effective income tax rate was 27.2% in fiscal 2012 compared to 32.5% in fiscal 2011. During the fourth quarter of fiscal 2012, we recorded a $3,300 reduction in income tax expense primarily relating to revisions in book versus tax differences. During the third quarter of fiscal 2012, we recorded a $3,976 reduction in income tax expense primarily relating to a reduction in our state income tax rate due to the implementation of state income tax planning strategies related to our corporate structure and the relocation of one of our significant businesses. During the fourth quarter of fiscal 2011, we recorded a net $2,300 tax benefit, which was primarily the result of a $3,531 federal income tax benefit as a result of the completion of an examination of our income tax returns from fiscal 2007 through fiscal 2009.

        During fiscal 2012, we retired $9,421 principal amount of our 1.625% convertible notes resulting in a net loss of $161. We also retired $20,551 principal amount of our 1.75% convertible notes resulting in a net loss of $191. During fiscal 2012 and 2011, we retired $9,100 and $6,000 principal amount of our 2.25% convertible notes resulting in a net loss of $312 and a gain of $97 for years 2012 and 2011, respectively.

        Net income attributable to AAR was $67,723 compared to $69,826 in the prior year due to the factors discussed above.

Fiscal 2011 Compared with Fiscal 2010

        Consolidated sales for fiscal 2011 increased $452,961 or 33.5% compared to the prior year period. Sales to commercial customers increased 22.3% compared to the prior year due to increased demand for supply chain and MRO and engineering services, reflecting improved conditions in the commercial aviation industry and performance on new contract awards. Sales to government and defense customers increased 45.5% principally due to the inclusion of Airlift, and increased sales at our defense logistics business.

        In the Aviation Supply Chain segment, sales increased $59,153 or 14.6% compared to the prior year. Our parts supply businesses benefitted from the improved airline environment as maintenance activity increased and airlines restocked inventory levels. Gross profit in the Aviation Supply Chain segment increased $5,757 or 8.2% and the gross profit margin percentage declined to 16.4% from 17.4% in the prior year primarily due to the mix of products sold. During the fourth quarter of fiscal 2011, we recorded a $5,355 pre-tax impairment charge to reduce the carrying value of an aircraft held for sale to its estimated sales price. Prior year gross profit was negatively impacted by the sale of the interest in a leveraged lease, in which we recorded a $3,800 negative gross profit margin.

        In the Government and Defense Services segment, sales increased $376,399 or 193.1% compared to fiscal 2010. The sales increase reflects the inclusion of revenue from Airlift, which contributed approximately $281,000 of revenue during fiscal 2011, as well as growth in our defense logistics business due to the ramp-up of a new performance-based logistics program. Gross profit increased $63,234 or 149.5% due to increased sales; however, gross profit margin percentage declined to 18.5% from 21.7% in the prior year reflecting lower margins in the defense logistics business due to transition costs associated with the new performance-based logistics program, and a contract adjustment which lowered the pricing for services we deliver under another supply chain program.

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

        In the Structures and Systems segment, sales decreased $74,914 or 16.7% compared to the prior year due to the expected decline in volume at our mobility products business as that business completed contract requirements on two large contracts in fiscal 2010. Gross profit in the Structures and Systems segment decreased $23,119 or 25.0% and the gross profit margin percentage decreased to 18.5% from 20.6% in the prior year due to the mix of products sold and lower volume.

        During the fourth quarter of fiscal 2011, we sold the assets of a non-strategic product line within our Maintenance, Repair and Overhaul segment. Proceeds from the sale of the product line were $10,000 cash, and the net carrying value of the assets sold was $4,078. The gain on this transaction has been classified as a component of operating income.

        Selling, general and administrative expenses increased $29,395 or 19.2% primarily due to the inclusion of selling, general and administrative expenses of Airlift. Earnings from aircraft joint ventures increased $3,232 compared to the prior year due to the sale of two aircraft from our joint venture aircraft portfolio during fiscal 2011. Operating income increased $43,296 or 47.9% compared with the prior year primarily due to the increase in sales, partially offset by the increase in selling, general and administrative expenses. Net interest expense increased $4,431 or 17.1% compared to the prior year primarily due to an increase in outstanding borrowings. Our effective income tax rate was 32.5% in fiscal 2011 compared to 32.7% in fiscal 2010. During the fourth quarter of fiscal 2011, we recorded a net $2,300 tax benefit, which was primarily the result of a $3,531 federal income tax benefit as a result of the completion of an examination of our income tax returns from fiscal 2007 through fiscal 2009. The fiscal 2010 effective tax rate reflects the favorable tax impact from the sale of an interest in an aircraft leveraged lease.

        During fiscal 2011, we retired $6,000 principal amount of our 2.25% convertible notes resulting in a net gain on extinguishment of debt of $97.

        In June 2010, we and partners of AAR Global Solutions, LLC ("AAR GS") agreed to wind down the operations of AAR GS, resulting in $0 reported in loss attributable to noncontrolling interest in fiscal 2011.

        Net income attributable to AAR was $69,826 compared to $44,628 in the prior year due to the factors discussed above.

Liquidity and Capital Resources

        Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets. In addition to these cash sources, our current capital resources include an unsecured credit facility, as well as a separate secured credit facility. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. Under a universal shelf registration statement filed with the Securities and Exchange Commission that became effective on May 4, 2012, we registered an indeterminate number or principal amount of shares of common stock, shares of preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units which may be sold from time to time, subject to market conditions.

        At May 31, 2012, our liquidity and capital resources included cash of $67,720 and working capital of $590,046. During fiscal 2012, we acquired three companies for a total cash outlay of $298,087. In addition, we also invested in our business through capital additions of $91,218. In order to fund these transactions, we increased the size of our revolving credit facility and borrowings thereunder, completed an offering for $175,000 in 7.25% Senior Notes in a private placement, and entered into a five year full amortization term loan agreement with Development Bank of Japan Inc. for $50,000. These items are described further below.

        On April 12, 2011, we entered into an agreement with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (as amended, the "Credit Agreement") providing for an unsecured revolving credit facility that we can draw upon for general corporate purposes. The revolving commitment was originally $400,000 and on October 13, 2011 was increased to $580,000. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $100,000, not to exceed $680,000 in total. The Credit Agreement expires on April 12, 2016. Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.

        The Credit Agreement requires us to comply with certain financial covenants, including a fixed charge coverage ratio, a leverage ratio, and a minimum tangible net worth. The Credit Agreement contains certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Credit Agreement also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Credit Agreement.

        Borrowings outstanding under this facility at May 31, 2012 were $280,000 and there were approximately $14,329 of outstanding letters of credit which reduced the availability of this facility to $285,671 at May 31, 2012. There are no other terms or covenants limiting the availability of this facility. We also have $4,370 available under a foreign line of credit.

        On January 23, 2012 we completed an offering of $175,000 aggregate principal amount of 7.25% Senior Notes due 2022 (the "Notes"). The Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes were sold at a price equal to 98.268% of the principal amount thereof, for a yield to maturity of 7.5%. The net proceeds of the offering of the Notes were used to repay a portion of the borrowings under our revolving credit agreement incurred to fund our December 2011 acquisition of Telair and Nordisk.

        The Notes are governed by an Indenture dated as of January 23, 2012 (the "Indenture") by and among AAR, certain subsidiary guarantors identified therein (the "Guarantors") and U.S. Bank National Association, as trustee.

        The Notes bear interest at a rate of 7.25% per year, payable semi-annually, in cash in arrears, on January 15 and July 15 of each year, commencing July 15, 2012. The Notes will mature on January 15, 2022. Prior to January 15, 2015, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings at a redemption price of 107.25% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date. At any time prior to January 15, 2017, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a make-whole premium, plus any accrued and unpaid interest and additional interest, if any, to the redemption date. We may redeem the Notes at our option, in whole or in part, at any time on or after January 15, 2017, upon not less than 30 nor more than 60 days' notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date if redeemed during the 12-month period beginning on January 15 of the years indicated below:

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

        The Indenture contains covenants that, amount other things, limit AAR's and its Restricted Subsidiaries' (as defined in the Indenture) abilities to (i) incur additional debt or sell preferred stock, (ii) pay dividends, redeem or repurchase stock or make other distributions, (iii) make certain investments, (iv) make other restricted payments and investments, (v) agree to or allow to exist restrictions on the ability to pay dividends or make other payments on its capital interests, (vi) create liens without granting equal and ratable liens to the holders of the Notes, (vii) enter into sale and leaseback transactions, (viii) merge, consolidate or transfer or dispose of substantially all of their assets, (ix) enter into certain types of transactions with affiliates and (x) sell assets. These covenants are subject to a number of qualifications and limitations. In addition, the Indenture limits AAR's and the Restricted Subsidiaries' abilities to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the Notes and related businesses.

        On March 9, 2012, we entered into a five year full amortization term loan agreement with Development Bank of Japan Inc. (the "Loan Agreement") to refinance a portion of the indebtedness incurred to finance the acquisition of Telair and Nordisk. Borrowings under the Loan Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 250 basis points and are unsecured. As of May 31, 2012, $50,000 was outstanding under this agreement and there is no additional amount available. There are no other terms or covenants limiting the availability of this facility.

        The Loan Agreement requires us to comply with certain financial covenants which are consistent with our Credit Agreement. The Loan Agreement is not guaranteed by any of our subsidiaries. The Loan Agreement also contains certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. In addition to our unsecured Credit Agreement and the Loan Agreement, we have a $65,000 secured revolving credit facility with The Huntington National Bank (the "Huntington Loan Agreement"). Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us. The Huntington Loan Agreement expires on April 23, 2015. Borrowings bear interest at LIBOR plus 325 basis points. As of May 31, 2012, $33,022 was outstanding under this agreement resulting in $31,978 remaining available. There are no other terms or covenants limiting the availability of this facility.

        We are in compliance with all financial covenants under each of our financing arrangements.

        During fiscal 2012, cash flow from operations was $94,217 primarily as a result of net income attributable to AAR and noncontrolling interest and aggregate depreciation and amortization of $174,079. The positive impact on cash from our earnings and aggregate depreciation and amortization, deferred taxes and the change in accounts payable, accounts receivable and equipment on long-term lease was partially offset by increases in inventories primarily to support aviation supply chain customers and program costs for the A400M program.

        During fiscal 2012, our investing activities used $390,225 of cash principally as a result of investments in companies acquired of $298,087 and capital expenditures of $91,218 which primarily represents rotary and fixed-wing aircraft and other equipment purchased to support growth and improve operating performance in our Government and Defense Services segment.

        During fiscal 2012, our financing activities provided $306,843 of cash primarily due to net proceeds from borrowings of $410,264 partially offset by the payment of dividends of $12,081. As noted above, we completed an offering for $175,000 in 7.25% Senior Notes in a private placement, entered into a five year full amortization term loan agreement with Development Bank of Japan Inc. for $50,000 and increased the borrowings on our revolver by $180,000.

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2012 is as follows:

	Payments Due by Period
	Total		Due in Fiscal 2013	Due in Fiscal 2014	Due in Fiscal 2015	Due in Fiscal 2016	Due in Fiscal 2017	After Fiscal 2017
On Balance Sheet:
Debt	$451,277	[1]	$108,949	$76,003	$—	$66,325	$—	$200,000
Capital Leases	170		85	85	—	—	—	—
Bank Borrowings	363,650	[2]	18,087	22,781	22,782	290,000	10,000	—
Interest	48,931	[3]	27,281	6,813	5,396	4,885	2,249	2,307
Off Balance Sheet:
Facilities and Equipment Operating Leases	137,699		28,155	23,449	18,789	11,588	9,423	46,295
Garden City, New York Operating Lease	21,442		1,647	1,688	1,730	1,773	1,817	12,787
Purchase Obligations	259,101		250,458	8,034	412	—	—	197
Pension Contribution	6,500		6,500	—	—	—	—	—

Notes:

1
$99,170 par value of our long-term debt is due February 1, 2026; however, we may redeem for cash all or a portion of the notes at any time on or after February 6, 2013. Holders of the notes have the right to require us to purchase all or a portion of notes on February 1, 2013, 2016 and 2021. We have included the outstanding amount for these notes in the due in fiscal 2013 column. See Note 2 of Notes to Consolidated Financial Statements.

2
The term of our revolving credit agreement extends to April 12, 2016.

3
Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2012.

        Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2012 was $16,798.

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

Goodwill and Other Intangible Assets

        Under accounting standards for goodwill and other intangible assets, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. We use a two-step process to evaluate goodwill for impairment. In the first step, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill. We estimate the fair value of each reporting unit using a valuation technique based on a multiple of earnings or discounted cash flows. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment. In the second step, we would determine an implied fair value of the reporting unit's goodwill by allocating the reporting unit's fair value to all of the assets and liabilities other than goodwill. We then would compare the implied fair value of goodwill to the carrying amount and recognize the difference as an impairment charge.

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

Program Development Costs

        In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft ("A400M"). Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2021, based on sales projections of the A400M. As of May 31, 2012, we have capitalized, net of reimbursements, $91,942 of costs associated with the engineering and development of the cargo system. In May 2012, we received $15,000 cash as reimbursement for certain program development costs. We have the opportunity to receive additional milestone payments which are tied to deliveries from us through December 31, 2012. The $91,942 is net of the $15,000 cash payment received in May. Sales and related cost of sales will be recognized on the units of delivery method. In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system. Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

Pension Plans

        The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

        Our discount rate is determined based on a review of long-term, high quality corporate bonds as of May 31, 2012, and models that match projected benefit payments to coupons and maturities from the high quality bonds. The assumption for the expected long-term return on plan assets is developed through analysis of historical asset returns by investment category, our fund's actual return experience and current market conditions. Changes in the discount rate and differences between expected and actual return on plan assets may impact the amount of net periodic pension expense recognized in our consolidated statement of income.

New Accounting Standards

        In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standard update is effective for us beginning in the first quarter of fiscal 2013, and it will result in changes in our financial statement presentation.

        In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for us beginning in the first quarter of fiscal 2013, and early adoption is permitted.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

        Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements for a discussion on accounts receivable exposure.

        At May 31, 2012, $285,671 was available under our unsecured Credit Agreement. Interest on amounts borrowed under this credit facility is LIBOR based. As of May 31, 2012, the outstanding balance under this agreement was $280,000. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during fiscal 2012 would have reduced our pre-tax income by approximately $548 during fiscal 2012.

        We use derivative financial instruments to manage our exposure to changes in interest rates on our variable rate debt. During the first quarter of fiscal year 2012, we entered into two derivative financial instruments in order to manage our variable interest exposure over a medium- to long-term period. Our derivative instruments are classified as cash flow hedges. We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.

        In June 2011, we entered into a floating to fixed interest rate swap agreement with an aggregate notional amount of $50,000 that effectively converted $50,000 of notional principal under the unsecured Credit Agreement from floating-rate debt to fixed-rate debt. At May 31, 2012, we were in a liability position for this interest rate swap, the fair value of which was $4,479.

        Also in June 2011, we entered into an interest rate cap agreement for the purpose of limiting future exposure to interest rate risk on $50,000 of notional principal outstanding under the unsecured Credit Agreement. Under this agreement, we made a premium payment totaling $1,750 to cap the interest rate for the five-year term of the agreement. At May 31, 2012, the interest rate cap had a fair value of $249.

        Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would decrease pre-tax income by $2,740 for 2012.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2012 and 2011 and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended May 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 19, 2012 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois July 19, 2012

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2012	2011	2010
	(In thousands except per share data)
Sales:
Sales from products	$1,384,224	$1,250,146	$1,067,490
Sales from services	680,774	554,966	284,661

	2,064,998	1,805,112	1,352,151

Costs and operating expenses:
Cost of products	1,208,624	1,067,173	922,192
Cost of services	534,117	425,528	186,440
Cost of sales—restructuring and impairment	3,700	5,355	—
Selling, general and administrative	189,397	182,694	153,299

	1,935,838	1,680,750	1,261,931

Gain on sale of product line	—	5,922	—
Earnings from joint ventures	1,542	3,344	112

Operating income	130,702	133,628	90,332
(Loss) gain on extinguishment of debt	(664)	97	893
Interest expense	(37,772)	(30,667)	(26,832)
Interest income	1,243	349	945
Loss on sale of investments	—	—	(1,150)

Income before provision for income taxes	93,509	103,407	64,188
Provision for income taxes	25,480	33,581	20,986

Net income attributable to AAR and noncontrolling interest	68,029	69,826	43,202
(Income) loss attributable to noncontrolling interest	(306)	—	1,426

Net income attributable to AAR	$67,723	$69,826	$44,628

Earnings per share—basic	$1.68	$1.76	$1.17
Earnings per share—diluted	$1.65	$1.73	$1.16

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2012	2011
	(In thousands)
Current assets:
Cash	$67,720	$57,433
Accounts receivable	302,056	287,435
Inventories	461,166	363,399
Rotable spares and equipment on or available for short-term lease	138,586	143,875
Deposits, prepaids and other	71,106	38,260
Deferred tax assets	22,638	23,583

Total current assets	1,063,272	913,985

Property, plant and equipment, at cost:
Land	9,036	4,842
Buildings and improvements	98,685	95,201
Equipment, furniture and fixtures	573,648	459,432

	681,369	559,475
Accumulated depreciation	(298,436)	(235,098)

	382,933	324,377

Other assets:
Goodwill and other intangible assets, net	417,562	181,097
Equipment on long-term lease	73,082	93,387
Investment in joint ventures	49,892	48,743
Other	208,912	142,138

	749,448	465,365

	$2,195,653	$1,703,727

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2012	2011
	(In thousands)
Current liabilities:
Short-term debt	$628	$100,000
Current maturities of long-term debt	122,152	11,323
Current maturities of non-recourse long-term debt	—	823
Current maturities of long-term capital lease obligations	85	1,929
Accounts and trade notes payable	201,405	185,096
Accrued liabilities	148,956	116,839

Total current liabilities	473,226	416,010

Long-term debt, less current maturities	669,404	313,981
Non-recourse debt	—	11,032
Capital lease obligations	85	4,789
Deferred tax liabilities	115,908	98,322
Other liabilities and deferred income	71,008	24,304

	856,405	452,428

Equity:
Preferred stock, $1.00 par value, authorized 250 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,849 and 44,986 shares, respectively	44,849	44,986
Capital surplus	423,622	423,805
Retained earnings	541,772	486,130
Treasury stock, 4,576 and 5,205 shares at cost, respectively	(90,404)	(100,431)
Accumulated other comprehensive loss	(55,190)	(18,645)

Total AAR stockholders' equity	864,649	835,845
Noncontrolling interest	1,373	(556)

Total equity	866,022	835,289

	$2,195,653	$1,703,727

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2012

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total AAR Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, May 31, 2009	$44,201	$405,029	$374,659	$(103,159)	$(23,996)	$696,734	$—	$696,734
Net income	—	—	44,628	—	—	44,628	(1,426)	43,202
Exercise of stock options and stock awards	217	4,753	—	(950)	—	4,020	—	4,020
Tax benefit related to share-based plans	—	817	—	—	—	817	—	817
Restricted stock activity	452	6,531	—	—	—	6,983	408	7,391
Bond hedge and warrant activity	—	86	—	(338)	—	(252)	—	(252)
Equity portion of bond repurchase	—	(374)	—	—	—	(374)	—	(374)
Foreign currency translation loss	—	—	—	—	(2,238)	(2,238)	—	(2,238)
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	(3,412)	(3,412)	—	(3,412)
Contributions from noncontrolling interest	—	—	—	—	—	—	462	462

Balance, May 31, 2010	$44,870	$416,842	$419,287	$(104,447)	$(29,646)	$746,906	$(556)	$746,350
Net income	—	—	69,826	—	—	69,826	—	69,826
Cash dividends	—	—	(2,983)	—	—	(2,983)	—	(2,983)
Exercise of stock options and stock awards	1	3,719	—	1,434	—	5,154	—	5,154
Tax benefit related to share-based plans	—	247	—	—	—	247	—	247
Restricted stock activity	115	2,783	—	5,258	—	8,156	—	8,156
Repurchase of shares	—	—	—	(2,539)	—	(2,539)	—	(2,539)
Bond hedge and warrant activity	—	(99)	—	(137)	—	(236)	—	(236)
Equity portion of bond repurchase	—	313	—	—	—	313	—	313
Foreign currency translation gain	—	—	—	—	3,290	3,290	—	3,290
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	7,711	7,711	—	7,711

Balance, May 31, 2011	$44,986	$423,805	$486,130	$(100,431)	$(18,645)	$835,845	$(556)	$835,289
Net income	—	—	67,723	—	—	67,723	306	68,029
Cash dividends	—	—	(12,081)	—	—	(12,081)	—	(12,081)
Exercise of stock options and stock awards	—	4,328	—	(92)	—	4,236	—	4,236
Tax benefit related to share-based plans	—	482	—	—	—	482	—	482
Restricted stock activity	(137)	(4,834)	—	13,822	—	8,851	—	8,851
Repurchase of shares	—	—	—	(3,659)	—	(3,659)	—	(3,659)
Bond hedge and warrant activity	—	(9)	—	(44)	—	(53)	—	(53)
Equity portion of bond repurchase	—	(150)	—	—	—	(150)	—	(150)
Unrealized loss on derivatives, net of tax	—	—	—	—	(3,887)	(3,887)	—	(3,887)
Foreign currency translation net of tax	—	—	—	—	(18,474)	(18,474)	—	(18,474)
Change in unrecognized pension and post retirement costs, net of tax	—	—	—	—	(14,184)	(14,184)	—	(14,184)
Assumption of noncontrolling interest	—	—	—	—	—	—	1,623	1,623

Balance, May 31, 2012	$44,849	$423,622	$541,772	$(90,404)	$(55,190)	$864,649	$1,373	$866,022

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2012	2011	2010
	(In thousands)
Cash flows provided from operating activities:
Net income attributable to AAR and noncontrolling interest	$68,029	$69,826	$43,202
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	80,333	59,296	38,930
Amortization of stock-based compensation	12,546	12,308	9,335
Amortization of debt discount	13,171	12,309	11,589
Deferred tax provision	32,755	38,861	(3,863)
Tax benefits from exercise of stock options	(765)	(247)	(817)
Restructuring and impairment charges	3,700	5,355	—
Loss (gain) on extinguishment of debt	664	(97)	(893)
Loss on sale of investment	—	—	1,150
Gain on sale of product line	—	(5,922)	—
Earnings from joint ventures	(1,542)	(3,344)	(112)
Changes in certain assets and liabilities, net of acquisitions:
Accounts and notes receivable	36,286	(45,026)	33,926
Inventories	(47,610)	(13,017)	19,015
Rotable spares and equipment on or available for short-term lease	5,553	(21,598)	19,157
Equipment on long-term lease	16,543	3,310	3,944
Accounts and trade notes payable	18,327	48,701	(1,474)
Accrued and other liabilities	(20,877)	8,230	(376)
Other, primarily deposits and program costs	(122,896)	(60,347)	(19,557)

Net cash provided from operating activities	94,217	108,598	153,156

Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(91,218)	(124,879)	(28,855)
Proceeds from disposal of assets	4,110	24	109
Proceeds from sale of product line	—	10,000	—
Proceeds from disposal of business	—	—	650
Proceeds from sale of available for sale securities	—	—	1,160
Companies acquired, net of cash	(298,087)	—	(193,989)
Proceeds from aircraft joint ventures	1,585	8,306	44
Investment in aircraft joint ventures	(5,801)	(9,893)	(4,239)
Proceeds from leveraged leases	—	—	5,220
Other	(814)	(2,293)	(2,440)

Net cash used in investing activities	(390,225)	(118,735)	(222,340)

Cash flows provided from (used in) financing activities:
Proceeds from borrowings	410,264	54,991	60,004
Reduction in borrowings, net	(83,529)	(61,532)	(25,221)
Reduction in capital lease obligations	(6,784)	(1,796)	(1,815)
Reduction in equity due to convertible bond repurchase	(1,150)	(236)	(374)
Cash dividends	(12,081)	(2,983)	—
Purchase of treasury stock	(3,659)	(2,539)	—
Stock option exercises	3,017	2,021	2,297
Tax benefits from exercise of stock options	765	247	817
Contributions from noncontrolling interest	—	—	462

Net cash provided from (used in) financing activities	306,843	(11,827)	36,170

Effect of exchange rate changes on cash	(548)	27	(121)

Increase (decrease) in cash and cash equivalents	10,287	(21,937)	(33,135)
Cash and cash equivalents, beginning of year	57,433	79,370	112,505

Cash and cash equivalents, end of year	$67,720	$57,433	$79,370

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

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. The equity method of accounting is used for investments in other companies in which we have significant influence; generally this represents common stock ownership of at least 20% and not more than 50% (see Note 9 for a discussion of aircraft joint ventures).

        As of the third quarter of fiscal 2012, we no longer reported the operating results of our Amsterdam component repair business as a discontinued operation. We made the decision to retain the operation after considering the results of our sales process and reviewing strategic alternatives for the business. As a result of this change in strategy, the operating results for the Amsterdam business have been reclassified from discontinued operations and are reported in continuing operations for all periods presented and are not material to our financial position or results of operations.

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

        Included in accounts receivable as of May 31, 2012 and 2011, are $36,218 and $28,867, respectively, of unbilled accounts receivable related to a defense supply chain support agreement. These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program. These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

        In addition to the unbilled accounts receivable, included in Other on the consolidated balance sheet as of May 31, 2012 and 2011, are $27,872 and $19,404, respectively, of costs in excess of amounts billed for the same defense supply chain support agreement. We expect to recover costs in excess of amounts billed through future billings over the life of the program.

Goodwill and Other Intangible Assets

        Under accounting standards for goodwill and other intangible assets, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. We use a two-step process to evaluate goodwill for impairment. In the first step, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill. We estimate the fair value of each reporting unit using a valuation technique based on a multiple of earnings or discounted cash flows. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment. In the second step, we would determine an implied fair value of the reporting unit's goodwill by allocating the reporting unit's fair value to all of the assets and liabilities other than goodwill. We then would compare the implied fair value of goodwill to the carrying amount and recognize the difference as an impairment charge.

        The assumptions we used to estimate the fair value of our reporting units are based on historical performance as well as forecasts used in our current business plan and require considerable management judgment. The fair value measurements used for our goodwill impairment testing use significant unobservable inputs which reflect our own assumptions about the inputs that market participants would use in measuring fair value. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items.

        As of May 31, 2012, we have four operating segments which are also considered to be our reporting units as defined by the accounting standard for goodwill: Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul and Structures and Systems. During the fourth quarter of 2012, our stock price declined steeply and at the end of the year traded below our book value. Based on the

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

results of the step one impairment test performed as of May 31, 2012, we determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

        The amount reported under the caption "Goodwill and other intangible assets, net" is comprised of goodwill and intangible assets associated with acquisitions we made, principally since the beginning of fiscal 1998. During 2012, we acquired Telair® International GmbH ("Telair"), Nordisk Aviation Products, AS ("Nordisk") and Airinmar Holdings Limited ("Airinmar"), which increased goodwill by $128,599.

        Goodwill by segment is as follows:

	May 31,
	2012	2011
Aviation Supply Chain	$40,596	$20,040
Government and Defense Services	38,304	38,304
Maintenance, Repair and Overhaul	28,108	28,108
Structures and Systems	155,592	47,549

	$262,600	$134,001

        At May 31, 2012 and 2011, intangible assets, other than goodwill, are comprised of the following:

	May 31,
	2012	2011
Amortizable intangible assets:
Customer relationships	$113,384	$39,449
Developed technology	30,008	—
Lease agreements	21,500	21,500
FAA certificates	5,000	5,000
Covenants not to compete	1,570	1,570
Trademarks	600	600
Other	300	300

	172,362	68,419
Accumulated amortization	(34,094)	(21,323)

	138,268	47,096
Unamortized intangible assets:
Trademarks	16,694	—

	$154,962	$47,096

        Customer relationships are being amortized over one- to twenty-year periods, developed technology is being amortized over a seven- to thirty-year period, the lease agreements are being amortized over an eighteen-year period, the FAA certificates are being amortized over a twenty-year period and the covenants not to compete are being amortized over a three-year period. Amortization expense recorded during fiscal 2012, 2011 and 2010 was $12,971, $9,613 and $4,567, respectively. The estimated aggregate

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

amount of amortization expense for intangible assets in each of the next five fiscal years is $12,943 in 2013, $9,030 in 2014, $8,981 in 2015, $8,820 in 2016 and $8,820 in 2017.

Cash and Cash Equivalents

        At May 31, 2012 and 2011, there were no cash equivalents.

Marketable Securities

        Occasionally we will invest in equity securities and classify these equity securities as available for sale in the Consolidated Balance Sheet. As of May 31, 2012 and 2011, we had no amounts invested in available for sale securities.

        During fiscal 2010, we sold investments in securities that were classified as available for sale. The loss on sale of these investments was $1,150.

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

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. Department of Defense were $50,598 and $70,652 at May 31, 2012 and 2011, respectively. We perform regular evaluations of customer payment experience, current financial condition and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

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

        The following is a summary of inventories:

	May 31,
	2012	2011
Raw materials and parts	$101,257	$61,314
Work-in-process	64,682	51,725
Aircraft and engine parts, components and finished goods	295,227	250,360

	$461,166	$363,399

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

        We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying accounting standards addressing impairment to our aircraft and engine portfolio, we utilize certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand (see Note 12—Restructuring and Impairment Charges). Unfavorable differences between actual and expected results could result in future impairments in our aircraft and engine lease portfolio.

        Future rent due to us under non-cancelable leases during each of the next five fiscal years is $16,675 in 2013, $16,031 in 2014, $14,414 in 2015, $8,354 in 2016 and $6,916 in 2017.

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

Comprehensive Income

        A summary of the components of comprehensive income is as follows:

	For the Year Ended May 31,
	2012	2011	2010
Net income attributable to AAR and noncontrolling interest	$68,029	$69,826	$43,202
Other comprehensive income—
Cumulative translation adjustments, net of tax	(18,474)	3,290	(2,238)
Unrealized loss on derivative instruments, net of tax	(3,887)	—	—
Unrecognized pension and post retirement costs, net of tax	(14,184)	7,711	(3,412)

Total comprehensive income	$31,484	$80,827	$37,552

Supplemental Information on Cash Flows

        Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2012	2011	2010
Interest paid	$16,566	$17,167	$13,629
Income taxes paid	11,418	9,812	30,149
Income tax refunds and interest received	7,205	4,541	709

        During fiscal 2012 Treasury stock decreased $10,027 reflecting the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, and restricted stock award grants of $13,730, partially offset by the purchase of treasury shares of $3,659 and the impact of net share settlements of $44 of bond hedge and warrants associated with convertible bond repurchases during fiscal 2012. During fiscal 2011 Treasury stock decreased $4,016 reflecting the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, and restricted stock award grants of $6,692, partially offset by the purchase of treasury shares of $2,539 and the impact of net share settlements of $137 of bond hedge and warrants associated with convertible bond repurchases during fiscal 2011. During fiscal 2010, Treasury stock increased $1,288 reflecting the impact of net share settlements of $338 of bond hedge and warrants associated with convertible bond repurchases during fiscal 2010, and the impact from shares withheld to satisfy statutory tax obligations associated with the exercise of stock options of $950.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements

Revolving Credit Facilities

        On April 12, 2011, we entered into an agreement with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (as amended, the "Credit Agreement"), providing for an unsecured revolving credit facility that we can draw upon for general corporate purposes. The revolving commitment was originally $400,000 and on October 13, 2011 was increased to $580,000. Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $100,000, not to exceed $680,000 in total. The Credit Agreement expires on April 12, 2016. Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan. Borrowings outstanding under this facility at May 31, 2012 were $280,000 and there were approximately $14,329 of outstanding letters of credit which reduced the availability of this facility. We also have $4,370 available under a foreign line of credit.

        The Credit Agreement requires us to comply with certain financial covenants, including a fixed charge coverage ratio, a leverage ratio, and a minimum tangible net worth. The Credit Agreement contains certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Credit Agreement also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Credit Agreement.

        Borrowing activity under the Credit Agreement and its predecessor facility during fiscal 2012, 2011 and 2010 was as follows:

	For the Year Ended May 31,
	2012	2011	2010
Maximum amount borrowed	$525,000	$135,000	$150,000
Average daily borrowings	288,320	70,603	40,795
Average interest rate during the year	1.90%	1.95%	1.72%

        In addition to our unsecured Credit Agreement, we have a $65,000 secured revolving credit facility with The Huntington National Bank (the "Huntington Loan Agreement"). Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us. The Huntington Loan Agreement expires on April 23, 2015. Borrowings bear interest at LIBOR plus 325 basis points. As of May 31, 2012 and 2011, $33,022 and $54,940, respectively, was outstanding under this agreement.

        On March 9, 2012, we entered into a five year full amortization term loan agreement with Development Bank of Japan Inc. (the "Loan Agreement") to refinance a portion of indebtedness incurred to finance the acquisition of Telair and Nordisk. Borrowings under the Loan Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 250 basis points and are unsecured. As of May 31, 2012, $50,000 was outstanding under this agreement.

        The Loan Agreement requires us to comply with certain financial covenants which are consistent with our Credit Agreement. The Loan Agreement is not guaranteed by our subsidiaries. The Loan Agreement

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

also contains certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.

        A summary of our recourse and non-recourse debt is as follows:

	May 31,
	2012	2011
Recourse debt
Revolving credit facility expiring April 12, 2016 with interest payable monthly	$280,000	$100,000
Revolving credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	33,022	54,940
Revolving credit facility subject to annual review in March with interest payable quarterly	628	—
Note payable due July 19, 2012 with interest at 7.22% payable monthly	8,380	2,217
Note payable due March 15, 2014 with floating interest rate, payable monthly	2,590	—
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	50,000	—
Note payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	172,039	—
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11,000	11,000
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	68,493	73,418
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	46,119	51,309
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	94,913	107,420
Industrial revenue bond (secured by trust indenture on property, plant and equipment) due August 1, 2018 with floating interest rate, payable monthly	25,000	25,000

Total recourse debt	792,184	425,304
Current maturities of recourse debt	(122,780)	(111,323)

Long-term recourse debt	$669,404	$313,981

Non-recourse debt
Non-recourse note payable due July 19, 2012 with interest at 7.22%	$—	$8,201
Non-recourse note payable due April 3, 2015 with interest at 8.38%	—	3,654

Total non-recourse debt	—	11,855
Current maturities of non-recourse debt	—	(823)

Long-term non-recourse debt	$—	$11,032

Recourse debt

        On January 23, 2012 we completed an offering of $175,000 aggregate principal amount of 7.25% Senior Notes due January 15, 2022 (the "Notes"). The Notes were sold to qualified institutional buyers in

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes were sold at a price equal to 98.268% of the principal amount thereof, for a yield to maturity of 7.5%. The net proceeds of the offering of the Notes were used to repay a portion of the borrowings under our revolving credit agreement incurred to fund our December 2011 acquisition of Telair and Nordisk.

        The Notes are governed by an Indenture dated as of January 23, 2012 (the "Indenture") by and among AAR, certain subsidiary guarantors identified therein (the "Guarantors") and U.S. Bank National Association, as trustee.

        The Notes bear interest at a rate of 7.25% per year, payable semi-annually, in cash in arrears, on January 15 and July 15 of each year, commencing July 15, 2012. The Notes will mature on January 15, 2022. Prior to January 15, 2015, AAR may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings at a redemption price of 107.25% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date. At any time prior to January 15, 2017, AAR may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a make-whole premium, plus any accrued and unpaid interest and additional interest, if any, to the redemption date. AAR may redeem the Notes at its option, in whole or in part, at any time on or after January 15, 2017, upon not less than 30 nor more than 60 days' notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date if redeemed during the 12-month period beginning on January 15 of the years indicated below:

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

        The Indenture contains covenants that, among other things, limit AAR's and its Restricted Subsidiaries' (as defined in the Indenture) abilities to (i) incur additional debt or sell preferred stock, (ii) pay dividends, redeem or repurchase stock or make other distributions, (iii) make certain investments, (iv) make other restricted payments and investments, (v) agree to or allow to exist restrictions on the ability to pay dividends or make other payments on its capital interests, (vi) create liens without granting equal and ratable liens to the holders of the Notes, (vii) enter into sale and leaseback transactions, (viii) merge, consolidate or transfer or dispose of substantially all of their assets, (ix) enter into certain

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

types of transactions with affiliates and (x) sell assets. These covenants are subject to a number of qualifications and limitations. In addition, the Indenture limits AAR's and the Restricted Subsidiaries' abilities to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the Notes and related businesses.

        During February 2008, we completed the sale of $250,000 principal amount of convertible notes, consisting of $137,500 aggregate principal amount of 1.625% convertible senior notes due 2014 and $112,500 aggregate principal amount of 2.25% convertible senior notes due 2016 (together, the "Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest under the Convertible Notes is payable semiannually on March 1 and September 1.

        Holders may convert their Convertible Notes based on a conversion rate of 28.6144 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $34.95 per share, only under the following circumstances: (i) during any calendar quarter beginning after March 31, 2008 (and only during such calendar quarter) if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 130% of the applicable conversion price per share of common stock on the last day of such preceding calendar quarter; (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes of the applicable series for each day of that period was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a designated event or similar change of control transaction occurs; (iv) upon specified corporate transactions; or (v) beginning on February 1, 2014, in the case of the 2014 notes, or February 1, 2016, in the case of the 2016 notes, and ending at the close of business on the business day immediately preceding the applicable maturity date.

        Upon conversion, a holder of the Convertible Notes will receive for each $1,000 principal amount, in lieu of common stock, an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value of a number of shares of our common stock equal to the conversion rate. If the conversion value exceeds the principal amount, we will also deliver at our election, cash or common stock or a combination thereof having a value equal to such excess amount.

        The Convertible Notes are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Costs associated with the issuance and sale of the Convertible Notes of approximately $4,366 are being amortized using the effective interest method over a six- and eight-year period.

        In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions ("Note Hedges") with respect to our common stock with Merrill Lynch Financial Markets, Inc. ("Hedge Provider"). The Note Hedges are exercisable solely in connection with any conversion of the Convertible Notes and provide for us to receive shares of our common stock from the Hedge Provider equal to the number of shares issuable to the holders of the Convertible Notes upon conversion. We paid $69,676 for the Note Hedges.

        In addition, we entered into separate warrant transactions with Merrill Lynch Financial Markets, Inc. whereby we issued warrants to purchase 7,028,000 shares of our common stock at an exercise price of

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

$48.83 per share. We received $40,114 from the sale of these warrants. The Note Hedges and warrant transactions are intended to reduce potential dilution to our common stock upon future conversion of the Convertible Notes and generally have the effect of increasing the conversion price of the Convertible Notes to approximately $48.83 per share.

        Net proceeds from the Convertible Notes transaction after paying expenses were approximately $214,410 and were used to repay the balance outstanding under our unsecured revolving credit facility, to pay for the net cost of the Note Hedges and warrant transactions and for general corporate purposes.

        On February 1, 2006, we completed the sale of $150,000 principal amount of convertible senior notes. The notes are due on February 1, 2026 unless earlier redeemed, repurchased or converted, and bear interest at 1.75% payable semiannually on February 1 and August 1.

        A holder may convert the notes into shares of common stock based on a conversion rate of 34.5950 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $28.91 per share, under the following circumstances: (i) during any calendar quarter beginning after March 31, 2006 (and only during such calendar quarter), if, as of the last day of the preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion price per share of common stock on the last day of such preceding calendar quarter; (ii) during the five business day period after any five consecutive trading day period in which the "trading price" per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) upon a redemption notice; (iv) if a designated event or similar change of control transaction occurs; (v) upon specified corporate transactions; or (vi) during the ten trading day period ending at the close of business on the business day immediately preceding the stated maturity date on the notes. Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of common stock, at our option, in an amount per note equal to the applicable conversion rate multiplied by the applicable stock price.

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

        The mortgage loan due August 1, 2015 is secured by our Wood Dale, Illinois facility. At May 31, 2012, the net book value of our Wood Dale, Illinois facility is $13,015.

        During the first quarter of fiscal 2012, the non-recourse note due July 19, 2012 became fully recourse to us and is presented in the recourse portion of the table above. This note was issued by us to a financial institution during fiscal 2008 and is secured by an Airbus 320 passenger aircraft (A320) owned by us. The terms of the note required that if the A320 aircraft was leased to an air carrier with a lease expiration date beyond the note's final repayment date of July 19, 2012, then the note would become fully recourse. On July 17, 2011, we entered into a new lease agreement with an airline for the A320 aircraft. The lease

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

expiration date under the lease is June 16, 2016. As a result, pursuant to the terms of the note, the amount outstanding became fully recourse to us.

        During fiscal 2012, we retired $9,421 principal amount of our 1.625% convertible notes due March 1, 2014. The notes were retired for $8,911 cash, and the loss of $161, after consideration of unamortized discount and debt issuance costs, is recorded in (loss) gain on extinguishment of debt on the Consolidated Statements of Income.

        During fiscal 2012 and 2011, we retired $9,100 and $6,000 principal amount of our 2.25% convertible notes due March 1, 2016, respectively. The notes were retired for $8,116 and $4,667 cash, and the loss of $312 and the gain of $97 for years 2012 and 2011, respectively, after consideration of unamortized discount and debt issuance costs, is recorded in (loss) gain on extinguishment of debt on the Consolidated Statements of Income.

        During fiscal 2012, we retired $20,551 principal amount of our 1.75% convertible notes due February 1, 2026. The notes were retired for $20,340 cash, and the loss of $191, after consideration of unamortized discount and debt issuance costs, is recorded in (loss) gain on extinguishment of debt on the Consolidated Statements of Income.

        During fiscal 2010, we retired $13,110 principal amount of our 1.625% convertible notes due March 1, 2014 and $2,000 principal amount of our 2.25% convertible notes due March 1, 2016. Collectively, the convertible notes were retired for $11,543 cash, and the gain of $893, after consideration of unamortized debt issuance costs, is recorded in (loss) gain on extinguishment of debt on the Consolidated Statements of Income.

        We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters. We are in compliance with all financial covenants under our financing arrangements. The aggregate principal amount of recourse debt maturing during each of the next five fiscal years is $127,036 in 2013, $98,784 in 2014, $22,782 in 2015, $356,325 in 2016 and $10,000 in 2017. At May 31, 2012, the face value of our recourse debt was $814,928 and the estimated fair value was approximately $801,289. The fair value of our long-term recourse debt is classified as Level 2 in the fair value hierarchy. Level 2 refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Financing Arrangements (Continued)

        As of May 31, 2012 and 2011, the short-term and long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	May 31,
	2012	2011
Long-term debt:
Principal amount	$229,308	$268,380
Unamortized discount	(19,783)	(36,233)

Net carrying amount	$209,525	$232,147

Equity component, net of tax	$74,816	$74,966

        The discount on the liability component of short-term and long-term debt is being amortized using the effective interest method based on an effective rate of 8.48% for our 1.75% convertible notes; 6.82% for our 1.625% convertible notes and 7.41% for our 2.25% convertible notes. For our 1.75% convertible notes, the discount is being amortized through February 1, 2013, which is the first put date for those notes. For our 1.625% and 2.25% convertible notes, the discount is being amortized through their respective maturity dates of March 1, 2014 and March 1, 2016.

        As of May 31, 2012 and 2011, for each of our convertible note issuances, the "if converted" value does not exceed its principal amount.

        The interest expense associated with the convertible notes was as follows:

	For the Year Ended May 31,
	2012	2011	2010
Coupon interest	$4,866	$4,932	$5,102
Amortization of deferred financing fees	739	754	775
Amortization of discount	13,102	12,309	11,589

Interest expense related to convertible notes	$18,707	$17,995	$17,466

Non-recourse debt

        During the second quarter of fiscal 2012, we sold an aircraft and the associated non-recourse debt of $3,252, which was due April 3, 2015, was assumed by the purchaser.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Derivative Instruments and Hedging Activities

        We are exposed to interest rate risk associated with fluctuations in interest rates on our variable rate debt. During the first quarter of fiscal 2012, we entered into two derivative financial instruments in order to manage our variable interest rate exposure over a medium- to long-term period. In June 2011, we entered into a floating-to-fixed interest rate swap to hedge interest on $50,000 of notional principal balance under our revolving credit agreement. Also in June 2011, we entered into an interest rate cap agreement on $50,000 of notional principal interest under our revolving credit agreement.

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

        We classify the derivatives as assets or liabilities on the balance sheet. Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship. As of May 31, 2012, all of our derivative instruments were classified as cash flow hedges. The fair value of the interest rate swap and interest cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

        The fair value of the Company's interest rate derivatives are classified as Level 2 in the fair value hierarchy. At May 31, 2012, the fair value of our interest rate derivatives was recorded as follows:

		Derivative Assets	Derivative Liabilities
	Balance Sheet Classification
Derivatives designated as hedging instruments:		May 31, 2012	May 31, 2012
Interest rate cap	Long-term assets	$249	$—
Interest rate swap	Long-term liabilities	—	(4,479)

        We include gains and losses on the derivative instruments in other comprehensive income (loss). We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings. The impact of the interest rate swap and interest cap agreement for the year ended May 31, 2012 was a pre-tax loss of $5,981 recorded in accumulated other comprehensive income (loss). We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

4. Stock-Based Compensation

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

4. Stock-Based Compensation (Continued)

performance-based awards earned, subject to vesting, is based on achievement of certain Company-wide financial goals or stock price targets. The Stock Benefit Plan also provides for the grant of stock appreciation units and restricted stock units; however, to date, no such awards have been granted.

        Restricted stock grants are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build a career with us. Restricted stock typically vests over periods of three to ten years from date of grant. Restricted stock grants may be performance-based with vesting to occur over periods of one to ten years. All restricted stock that has been granted and earned according to performance criteria carries full dividend and voting rights, regardless of whether it has vested.

        Typically, stock options and restricted stock are subject to forfeiture prior to vesting if the employee's employment terminates for any reason other than death, disability or retirement. A total of 8,809,000 shares have been granted under the Stock Benefit Plan since its inception, and as of May 31, 2012, a total of 2,322,527 shares were available for future grant under the Stock Benefit Plan.

Stock Options

        During fiscal 2012, 2011 and 2010, we granted stock options representing 169,281 shares 720,970 shares and 694,500 shares, respectively.

        The weighted average fair value of stock options granted during fiscal 2012, 2011 and 2010 was $11.42, $8.06 and $7.45, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options Granted In Fiscal Year
	2012	2011	2010
Risk-free interest rate	1.5%	1.8%	2.3%
Expected volatility of common stock	46.1%	47.0%	49.1%
Dividend yield	1.1%	0.0%	0.0%
Expected option term in years	5.7	5.8	6.0

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Stock-Based Compensation (Continued)

        A summary of stock option activity for the three years ended May 31, 2012 follows (shares in thousands):

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,994	$18.56	1,543	$19.28	1,225	$21.18
Granted	169	$28.45	721	$17.54	695	$15.21
Exercised	(339)	$19.95	(128)	$15.85	(217)	$12.47
Cancelled	(121)	$19.73	(142)	$21.79	(160)	$22.60

Outstanding at end of year	1,703	$17.96	1,994	$18.56	1,543	$19.28

Options exercisable at end of year	880	$17.10	935	$19.40	663	$20.92

        The total fair value of stock options that vested during fiscal 2012, 2011 and 2010 was $3,953, $4,006 and $690, respectively. The total intrinsic value of stock options exercised during fiscal 2012, 2011 and 2010 was $3,349, $1,344 and $2,353, respectively. The aggregate intrinsic value of options outstanding as of May 31, 2012 was $327. The tax benefit realized from stock options exercised during fiscal 2012, 2011 and 2010 was $482, $247 and $817, respectively. Expense charged to operations for stock options during fiscal 2012, 2011 and 2010 was $4,162, $4,152 and $2,265, respectively, recorded in selling, general and administrative expenses. As of May 31, 2012, we had $3,659 of unrecognized compensation expense related to stock options that will be amortized over an average period of 0.8 years.

        The following table provides additional information regarding stock options outstanding as of May 31, 2012 (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number Outstanding as of 5/31/12	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 5/31/12	Weighted- Average Exercise Price
$ 3.50 - $13.00	69	1.3	$7.27	69	$7.27
$13.01 - $18.50	1,289	6.7	$16.25	655	$15.95
$18.51 - $24.50	135	5.2	$20.62	81	$21.47
$24.51 - $34.50	210	8.1	$30.24	75	$31.27

	1,703	6.5	$17.96	880	$17.10

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based restricted stock. The award is contingent upon the achievement of certain performance objectives, including net income, return on capital, and leverage ratios, or our stock price achieving a certain level over a period of time. After the shares are granted, the restrictions are released over a three- to seven-year period. During fiscal 2012, 2011 and 2010, we granted 362,500 restricted shares, 269,146 restricted shares and 423,000 restricted shares, respectively, under this program.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Stock-Based Compensation (Continued)

        In addition to the performance-based restricted stock awards, we also granted a total of 45,000 restricted shares to members of the Board of Directors and 299,491 restricted shares to executives and key employees during fiscal 2012. These shares vest over a one- to five-year period.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Expense related to all restricted share programs during fiscal 2012, 2011 and 2010 was $8,384, $8,701 and $7,070, respectively, recorded in selling, general and administrative expenses.

        Restricted share activity during the fiscal year ended May 31, 2012, is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2011	1,374	$23.06
Granted	707	$24.20
Vested	(370)	$26.60
Forfeited	(134)	$24.47

Nonvested at May 31, 2012	1,577	$22.65

        As of May 31, 2012, we had $17,167 of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.1 years.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Income Taxes

        The provision for income taxes on pre-tax income includes the following components:

	For the Year Ended May 31,
	2012	2011	2010
Current:
Federal	$(9,777)	$(8,580)	$21,649
State	(450)	1,500	1,800
Foreign	2,952	1,800	1,400

	(7,275)	(5,280)	24,849
Deferred	32,755	38,861	(3,863)

	$25,480	$33,581	$20,986

        The deferred tax provision results primarily from differences between financial reporting and taxable income arising from depreciation, post-retirement benefits and capitalized program development costs.

        Income tax receivable at May 31, 2012 and 2011 was $22,823 and $9,054, respectively, and is included in deposits, prepaids and other on the consolidated balance sheet.

        The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2012, 2011 and 2010 to income before taxes, for the following reasons:

	For the Year Ended May 31,
	2012	2011	2010
Provision for income taxes at the federal statutory rate	$32,728	$36,193	$22,466
Tax benefits on domestic production activities	—	—	(1,673)
State income taxes, net of federal benefit and refunds	(3,465)	910	1,056
Research and development credit	(850)	(350)	(418)
Leveraged lease	—	—	(1,517)
Noncontrolling interest	(107)	—	499
Settlement of tax examinations	—	(3,531)	—
Federal adjustments	(3,300)	—	—
Other	474	359	573

Provision for income taxes	$25,480	$33,581	$20,986

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Income Taxes (Continued)

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes and consist of the following components:

	May 31,
	2012	2011
Deferred tax assets-current attributable to:
Inventory costs	$11,268	$17,145
Employee benefits	6,036	5,793
Allowance for doubtful accounts	2,114	2,109
AMT, NOL and FTC carrybacks	7,332	8,400
Advanced billings and other	(4,112)	(9,864)

Total net deferred tax assets-current	$22,638	$23,583

Deferred tax assets-noncurrent attributable to:
Postretirement benefits	$19,585	$12,847
Bond hedge	3,086	6,733
Foreign intangible assets	39,551	—
Other	4,765	—

Total deferred tax assets-noncurrent	$66,987	$19,580

Total deferred tax assets	$89,625	$43,163

Deferred tax liabilities attributable to:
Depreciation	$(119,049)	$(104,202)
Convertible notes	(7,039)	(13,700)
Capitalized program development costs	(17,256)
Foreign intangible assets	(39,551)	—

Total deferred tax liabilities	$(182,895)	$(117,902)

Net deferred tax liabilities	$(93,270)	$(74,739)

        As of May 31, 2012, we have determined that the realization of our deferred tax assets is more likely than not, and that a valuation allowance is not required based upon our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation.

        Our effective income tax rate was 27.2% in fiscal 2012 compared to 32.5% in fiscal 2011. During the fourth quarter of fiscal 2012, we recorded a $3,300 reduction in income tax expense primarily relating to revisions in book versus tax differences. During the third quarter of fiscal 2012, we recorded a $3,976 reduction in income tax expense primarily relating to a reduction in our state income tax rate due to the implementation of state income tax planning strategies related to our corporate structure and the relocation of one of our significant businesses.

        During the fourth quarter of fiscal 2011, an examination of our fiscal years 2007 through 2009 tax returns was completed, which resulted in a reduction of income tax expense in the amount of $3,531, primarily due to the allowance of foreign tax credits which had not previously been benefited. Fiscal years'

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Income Taxes (Continued)

2010 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations. We have no unrecognized tax benefits as of May 31, 2012.

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

        In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, our unvested restricted stock awards are deemed participating securities since these shares are entitled to participate in dividends declared on common shares. During periods of net income, the calculation of earnings per share for common stock exclude income attributable to unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

        We adopted the provisions of this standard during fiscal 2011. The impact of this standard was not material for fiscal 2010.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Earnings Per Share (Continued)

        The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2012 (shares in thousands).

	For the Year Ended May 31,
	2012	2011	2010
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$68,029	$69,826	$43,202
Less income attributable to participating shares	(2,545)	(2,279)	—
Less (income) loss attributable to noncontrolling interest	(306)	—	1,426

Net income attributable to AAR available to common shareholders	$65,178	$67,547	$44,628

Basic shares:
Weighted average common shares outstanding	38,814	38,355	38,182

Earnings per share—basic	$1.68	$1.76	$1.17

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$68,029	$69,826	$43,202
Less income attributable to participating shares	(2,346)	—	—
Less (income) loss attributable to noncontrolling interest	(306)	—	1,426
Add after-tax interest on convertible debt	5,863	5,615	5,274

Net income attributable to AAR available to common shareholders	$71,240	$75,441	$49,902

Diluted shares:
Weighted average common shares outstanding	38,814	38,355	38,182
Additional shares from the assumed exercise of stock options	213	319	196
Additional shares from the assumed vesting of restricted stock	—	851	645
Additional shares from the assumed conversion of convertible debt	4,057	4,068	4,068

Weighted average common shares outstanding—diluted	43,084	43,593	43,091

Earnings per share—diluted	$1.65	$1.73	$1.16

        At May 31, 2012, 2011 and 2010, respectively, options to purchase 1,627,000 shares, 170,000 shares and 378,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the period then ended.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Employee Benefit Plans

        We have defined contribution and defined benefit plans covering substantially all full-time domestic employees and certain employees in The Netherlands, Germany and Norway.

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2012 was 5.0%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Employee Benefit Plans (Continued)

Obligations and Funded Status

        The following table sets forth the changes in projected benefit obligations and plan assets for all of our pension plans:

	May 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$105,091	$104,530
Benefit obligations from acquired companies	4,651	—
Service cost	1,619	2,143
Interest cost	5,453	5,376
Plan participants' contributions	400	385
Net actuarial (gain) loss	17,387	(6,415)
Benefits paid	(5,455)	(5,248)
Plan change	351	—
Curtailment	—	(1,277)
Translation	(6,537)	5,597

Benefit obligation at end of year	$122,960	$105,091

Change in plan assets:
Fair value of plan assets at beginning of year	$94,422	$78,892
Actual return on plan assets	(8)	9,987
Employer contributions	4,528	4,653
Plan participants' contributions	400	385
Benefits paid	(5,455)	(5,248)
Translation	(6,218)	5,753

Fair value of plan assets at end of year	$87,669	$94,422

Funded status at end of year	$(35,291)	$(10,669)

        Amounts recognized in the consolidated balance sheets consisted of the following:

	May 31,
	2012	2011
Other assets	$—	$5,498
Accrued liabilities	(1,887)	(1,610)
Other liabilities and deferred income	(33,404)	(14,557)

	$(35,291)	$(10,669)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Employee Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive loss, net of tax of $20,161 and $12,661 at May 31, 2012 and 2011, respectively, consisted of the following:

	May 31,
	2012	2011
Actuarial loss	$37,281	$22,131
Prior service cost	747	564

Total	$38,028	$22,695

        Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	May 31,
	2012	2011
Projected benefit obligation	$85,158	$71,057
Accumulated benefit obligation	85,049	70,903
Fair value of plan assets	50,171	54,890

        The accumulated benefit obligation for all pension plans was $118,317 and $100,529 as of May 31, 2012 and 2011, respectively.

Net Periodic Benefit Cost

        Pension expense charged to results of operations includes the following components:

	For the Year Ended May 31,
	2012	2011	2010
Service cost	$1,619	$2,143	$1,528
Interest cost	5,453	5,376	5,578
Expected return on plan assets	(6,559)	(5,871)	(5,936)
Amortization of prior service cost	150	138	132
Recognized net actuarial loss	990	1,219	1,148

	$1,653	$3,005	$2,450

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Employee Benefit Plans (Continued)

Assumptions

        The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key assumptions used in the measurement of our benefit obligations:

	May 31,
	2012	2011
Domestic plans:
Discount rate	4.14%	5.26%
Rate of compensation increase	2.50	3.50

	May 31,
	2012	2011
Non-domestic plans:
Discount rate	4.11%	5.80%
Rate of compensation increase	3.00	3.00

        A summary of the weighted average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2012	2011	2010
Domestic plans:
Discount rate	5.26%	5.60%	6.82%
Rate of compensation increase	3.50	3.50	3.50
Expected long-term return on plan assets	8.00	8.00	8.50
Non-domestic plans:
Discount rate	5.54%	4.50%	5.90%
Rate of compensation increase	3.00	3.00	3.00
Expected long-term return on plan assets	5.80	4.50	6.50

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Employee Benefit Plans (Continued)

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2012	2011
Equity securities	59%	60%	45 – 75%
Fixed income securities	22	22	15 – 45%
Other (fund-of-funds hedge fund)	19	18	0 – 25%

	100%	100%

        The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974 (ERISA). The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2012. Direct investments in our securities and the use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks and fund-of-funds hedge funds.

        The assets of the non-domestic plan are invested in compliance with local laws and regulations and are comprised primarily of equity and fixed income mutual funds.

        To develop our expected long-term rate of return assumption on domestic plans, we use long-term historical return information for our targeted asset mix and current market conditions.

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2012:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
Large/medium capitalization	$17,500	$—	$—	$17,500
Small capitalization	6,379	—	—	6,379
International	5,452	7,460	—	12,912
Fixed income	11,338	25,952	—	37,290
Hedge funds	—	3,837	9,358	13,195
Cash and other	145	248	—	393

Total investments	$40,814	$37,497	$9,358	$87,669

1
Quoted prices in active markets

2
Significant other observable inputs

3
Significant other unobservable inputs

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Employee Benefit Plans (Continued)

Cash Flow

        The following table summarizes our estimated future pension benefits by fiscal year:

	Fiscal Year
	2013	2014	2015	2016	2017	2018 to 2022
Estimated pension benefits	$8,332	$5,103	$6,568	$5,277	$5,228	$30,519

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing $5,500 to $7,500 during fiscal 2013.

Additional Information

        The estimated amounts for our plans that will be amortized from accumulated other comprehensive loss into expense over the next fiscal year are as follows:

Amortization of net actuarial loss	$1,874

Amortization of prior service cost	$157

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plans are unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $1,136 and $1,187 as of May 31, 2012 and 2011, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Our contributions vest on a pro-rata basis during the first three years of employment. We also provide profit sharing benefits for certain executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to results of operations for our matching contributions, including profit sharing contributions, was $13,159 in fiscal 2012, $10,469 in fiscal 2011 and $8,065 in fiscal 2010 for these plans.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8. Acquisitions

        On December 2, 2011, we acquired Telair and Nordisk. Telair is a leader in the design, manufacture and support of cargo loading systems for wide-body and narrow-body aircraft with established positions on the world's most popular current and next-generation passenger and freighter aircraft. Telair operates from facilities in Germany, Sweden and Singapore. Nordisk designs and manufactures heavy duty pallets and lightweight cargo containers for commercial airlines from facilities in Norway and China. The purchase price of the acquisition was $280,000 paid at closing, plus or minus a working capital adjustment. During the fourth quarter of fiscal 2012, the working capital adjustment was finalized, which increased the purchase price to $296,500. The businesses operate as part of our Structures and Systems segment.

        On October 11, 2011, we acquired Airinmar, a sophisticated repair, outsourcing and warranty claim manager. Airinmar operates as part of our Aviation Supply Chain segment. Total consideration is estimated to be $43,500, which included $23,200 cash paid at closing, and a potential earn-out payment of $20,300. The potential earn-out payment is based upon Airinmar achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) levels over a two-year period, as well as retaining certain key customers. In accordance with accounting principles generally accepted in the United States of America, a liability of $20,300 was recognized as an estimate of the acquisition date fair value of the earn-out and was included in Other non-current liabilities on our consolidated balance sheet as of February 29, 2012. During the fourth quarter of 2012, this estimate was reduced by $3,367 and this change in the fair value of the earn-out was recognized in earnings.

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

        Our fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to the fair value of inventories, property and equipment, intangible assets, favorable or unfavorable contracts, operating leases or commitments, contingent liabilities and income and non-income related taxes. Accordingly, there could be material adjustments to our consolidated financial statements, including changes in our depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives among other adjustments.

        The final determination of the assets acquired and liabilities assumed will be based on the established fair value of the assets acquired and the liabilities assumed as of the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in the consolidated financial statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8. Acquisitions (Continued)

        The preliminary purchase price allocation for Telair, Nordisk and Airinmar follows:

Cash	$5,200
Accounts receivable	55,100
Inventories	54,500
Prepaid expenses	4,700
Property, plant and equipment	17,600
Deferred tax assets	39,600
Goodwill and identified intangibles	266,300
Notes payable	(1,600)
Accounts payable	(21,400)
Deferred tax liabilities	(39,600)
Accrued liabilities	(32,900)
Other long-term liabilities	(7,500)

        The following unaudited pro forma information is provided for acquisitions assuming the Telair, Nordisk and Airinmar acquisitions occurred as of the beginning of fiscal 2011.

	For the Year Ended May 31,
	2012	2011
Net sales	$2,197,507	$2,046,976
Operating income	149,227	163,889
Net income attributable to AAR	74,788	79,164
Earnings per share:
Basic	$1.86	$2.00
Diluted	$1.81	$1.94

9. Aircraft Portfolio

        Within our Aviation Supply Chain segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned. These aircraft are available for lease or sale to commercial air carriers.

Aircraft Owned through Joint Ventures

        As of May 31, 2012 and 2011, we had ownership interests in 18 and 23 aircraft, respectively, with joint venture partners. As of May 31, 2012 and 2011, our equity investment in the aircraft owned with joint venture partners was approximately $41,326 and $39,994, respectively, and is included in Investment in joint ventures on the Consolidated Balance Sheet. Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting. Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft. Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis. Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

9. Aircraft Portfolio (Continued)

aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies. During fiscal 2012, 2011 and 2010, we were paid $600, $1,289 and $772, respectively, for such services. The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

        Distributions from joint ventures are classified as operating or investing activities in the consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

        Summarized financial information for these limited liability companies is as follows:

	For the Year Ended May 31,
	2012	2011	2010
Sales	$45,736	$65,161	$45,332
Income before provision for income taxes	3,651	7,449	967

	May 31,
	2012	2011
Balance sheet information:
Assets	$169,643	$219,810
Debt	75,556	127,037
Members' capital	88,794	89,375

Wholly-Owned Aircraft

        In addition to the aircraft owned with joint venture partners, we own two aircraft at May 31, 2012 and we owned five aircraft at May 31, 2011, for our own account that are considered wholly-owned. Our investment in the wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	May 31,
	2012	2011
Gross carrying value	$25,168	$44,586
Debt	(8,380)	(14,072)
Capital lease obligation	—	(6,716)

Net AAR investment	$16,788	$23,798

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

9. Aircraft Portfolio (Continued)

        Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 18 aircraft owned with joint venture partners and two wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date (FY)	Post-Lease Disposition
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
16	737-400	Various[1]	Malaysia Airlines	Various[2]	Sale/Re-lease

18

1
Five aircraft in 1992; eight aircraft in 1993; two aircraft 1994; and one aircraft in 1997

2
Twelve aircraft in 2013 and four aircraft in 2014. The joint venture partners entered into LOIs for sale of four aircraft and an additional four are expected to go under LOI in fiscal 2013.

Wholly-owned aircraft

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date (FY)	Post-Lease Disposition
1	737-300	1997	Small Planet Airlines	2015	Re-lease
1	A320	1997	Dombassaero Airlines	2017	Re-lease

2

10. Equipment on Long-Term Lease

        In fiscal 2005, we entered into a series of ten-year agreements with a regional airline to provide supply chain services for its fleet of CRJ 700/900, ERJ 145 and CRJ 200 regional jets. As part of the agreements, we purchased from the customer approximately $58,400 of equipment to support the program. The equipment is included in equipment on long-term lease on the Consolidated Balance Sheet and is being depreciated on a straight-line basis over 10 years to a 30% residual value. The net book value of this equipment was $30,871 and $32,200 at May 31, 2012 and 2011, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

11. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby we sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease. Net proceeds from the sale of the facility were $13,991 and the cost and related accumulated depreciation of the facility of $9,472 and $4,595, respectively, were removed from the Consolidated Balance Sheet at the time of sale. The gain realized on the sale of $9,114 has been deferred and is being amortized over the 20-year lease term. The unamortized balance of the deferred gain as of May 31, 2012 is $5,227 and is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

        In addition to the Garden City lease, we lease other facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2034. Under the terms of one of the facility lease agreements, we are entitled to receive rent credits as we increase the space we occupy. During fiscal 2012, 2011 and 2010, we received $239, $34 and $47, respectively, of such rent credits. We are treating the rent credits as lease incentives, which are being amortized over the term of the lease. Future minimum payments under all operating leases at May 31, 2012 are as follows:

Year	Facilities and Equipment
2013	$28,155
2014	23,449
2015	18,789
2016	11,588
2017	9,423
2018 and thereafter	46,295

        Rental expense during the past three fiscal years was as follows:

	For the Year Ended May 31,
	2012	2011	2010
Facilities and Equipment	$30,328	$27,853	$23,232
Aviation Equipment	—	—	792

        We enter into purchase obligations which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $250,458 in 2013, $8,034 in 2014, $412 in 2015 and $0 in 2016 and 2017.

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2012 was approximately $16,798.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

12. Restructuring and Impairment Charges

        In order to improve efficiencies and streamline operations in the Structures and Systems segment, during the fourth quarter of fiscal 2012 we decided to close two manufacturing plants and idle one other facility. The financial impact included restructuring and other charges of $3,700. Approximately $1,200 was recorded as severance expense and approximately $2,500 was recorded for asset impairments to reduce the carrying value of certain equipment and inventory to net realizable value. The charges are recorded in Costs of sales—restructuring and impairment in the Consolidated Statement of Income.

        During the fourth quarter of fiscal 2011, we decided to offer one narrow body aircraft for sale from our wholly-owned aircraft portfolio and subsequent to May 31, 2011, we entered into a letter of intent to sell the aircraft to a foreign air carrier. As a result, we recorded a $5,355 pre-tax impairment charge to reduce the carrying value of the aircraft to its net realizable value, which was approximately $8,850 at May 31, 2011.

13. Gain on Sale of Product Line

        During the fourth quarter of fiscal 2011, we sold substantially all of the assets of a non-strategic product line within our Maintenance, Repair and Overhaul segment. Proceeds from the sale were $10,000 cash paid at closing, and the net carrying value of the assets sold was $4,078, resulting in a pre-tax gain on sale of product line of $5,922. The gain on this transaction has been classified as a component of operating income.

14. Other Noncurrent Assets

        At May 31, 2012 and 2011, other noncurrent assets consisted of the following:

	May 31,
	2012	2011
Capitalized program development costs	$91,942	$69,413
Costs in excess of billings	27,872	19,404
Notes receivable	18,869	2,443
Assets under deferred compensation plan	16,315	16,421
Cash surrender value of life insurance	15,632	15,164
Licenses fees	15,072	—
Debt issuance costs	10,025	5,281
Other	13,185	14,012

	$208,912	$142,138

Program Development Costs

        In June 2005, we announced that our Cargo Systems business in our Structures and Systems segment was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft ("A400M"). Our portion of the revenue from this program is expected to exceed $300,000 through fiscal 2021, based on sales projections of the A400M. As of May 31, 2012, we have capitalized, net of reimbursements, $91,942 of costs associated with the engineering and development of the cargo system. Sales and related cost of sales will be recognized on the units of delivery method.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

14. Other Noncurrent Assets (Continued)

License Fees

        In June 2011, we entered into a ten-year agreement with Unison Industries to be the exclusive worldwide aftermarket distributor for Unison's electrical components, sensors, switches and other systems for aircraft and industrial uses. The agreement is expected to generate approximately $600,000 in revenues for us over its ten-year term. In connection with the agreement, we agreed to pay Unison Industries $20,000 for the exclusive distribution rights with $7,000 paid in June 2011, and $1,300 payable by January 31 of each calendar year beginning in January 2012 through 2021.

        As of May 31, 2012, the unamortized balance of the license is $15,072 and is being amortized over a ten-year period. The current portion of the deferred payments of $1,160 is recorded in Accrued liabilities and the long-term portion of $7,607 is included in Other liabilities and deferred income on the consolidated balance sheet.

15. Business Segment Information

Segment Reporting

        We report our activities in four business segments: Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems.

        Sales in the Aviation Supply Chain segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components principally to the commercial aviation market. We also offer customized inventory supply chain management programs and aircraft component repair management services. Sales also include the sale and lease of commercial aircraft and jet engines and technical and advisory services. Cost of sales consists principally of the cost of product, direct labor, overhead (primarily indirect labor, facility cost and insurance) and the cost of lease revenue (primarily depreciation and insurance).

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

        Sales in the Maintenance, Repair and Overhaul segment are principally derived from aircraft maintenance and modifications, engineering services, painting, and the repair, overhaul and exchange of landing gear. Cost of sales consists principally of the cost of product (primarily replacement aircraft parts), direct labor and overhead.

        Sales in the Structures and Systems segment are derived from the engineering, design and manufacture of containers, pallets and shelters used to support the U.S. military's requirements for a mobile and agile force, heavy-duty pallets and lightweight cargo containers for the commercial market, complex machined and fabricated parts, components and sub-systems for various aerospace and defense programs and other applications, in-plane cargo loading and handling systems for commercial and military applications and composite products for aviation and industrial use. Cost of sales consists principally of the cost of product, direct labor and overhead.

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

        Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2012	2011	2010
Net sales:
Aviation Supply Chain	$588,406	$465,108	$405,955
Government and Defense Services	552,687	571,343	194,944
Maintenance, Repair and Overhaul	422,169	393,671	301,348
Structures and Systems	501,736	374,990	449,904

	$2,064,998	$1,805,112	$1,352,151

	For the Year Ended May 31,
	2012	2011	2010
Gross profit:
Aviation Supply Chain	$106,029	$76,247	$70,490
Government and Defense Services	78,635	105,538	42,304
Maintenance, Repair and Overhaul	55,488	55,871	38,206
Structures and Systems	78,405	69,400	92,519

	$318,557	$307,056	$243,519

	May 31,
	2012	2011	2010
Total assets:
Aviation Supply Chain	$628,434	$533,315	$546,067
Government and Defense Services	537,679	501,351	307,864
Maintenance, Repair and Overhaul	224,752	234,701	220,159
Structures and Systems	644,570	293,437	276,297
Corporate	160,218	140,923	149,794

	$2,195,653	$1,703,727	$1,500,181

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Business Segment Information (Continued)

	For the Year Ended May 31,
	2012	2011	2010
Capital expenditures:
Aviation Supply Chain	$4,894	$2,714	$3,965
Government and Defense Services	67,909	107,699	2,830
Maintenance, Repair and Overhaul	5,844	5,329	7,097
Structures and Systems	11,135	5,912	12,914
Corporate	1,436	3,225	2,049

	$91,218	$124,879	$28,855

	For the Year Ended May 31,
	2012	2011	2010
Depreciation and amortization:
Aviation Supply Chain	$15,580	$12,126	$13,472
Government and Defense Services	39,386	26,572	4,007
Maintenance, Repair and Overhaul	6,284	6,661	6,904
Structures and Systems	14,559	9,066	10,625
Corporate	4,524	4,871	3,922

	$80,333	$59,296	$38,930

        The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	For the Year Ended May 31,
	2012	2011	2010
Segment gross profit	$318,557	$307,056	$243,519
Selling, general and administrative	(189,397)	(182,694)	(153,299)
Gain on sale of product line	—	5,922	—
Earnings from joint ventures	1,542	3,344	112
(Loss) gain on extinguishment of debt	(664)	97	893
Interest expense	(37,772)	(30,667)	(26,832)
Interest income	1,243	349	945
Loss on sale of investments	—	—	(1,150)

Income before provision for income taxes	$93,509	$103,407	$64,188

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Business Segment Information (Continued)

        No single non-government customer represents 10% or more of total sales in any of the last three fiscal years. Sales to the U.S. Department of Defense, other U.S. government agencies and their contractors by segment are as follows:

	For the Year Ended May 31,
	2012	2011	2010
Aviation Supply Chain	$15,098	$16,516	$10,372
Government and Defense Services	517,531	524,129	162,575
Maintenance, Repair and Overhaul	29,482	31,538	34,179
Structures and Systems	326,378	320,883	400,222

	$888,489	$893,066	$607,348

Percentage of total sales	43.0%	49.5%	44.9%

Geographic Data

	May 31,
	2012	2011
Long-lived assets:
United States	$882,400	$777,791
Europe	248,370	11,830
Other	1,611	121

	$1,132,381	$789,742

        Sales to unaffiliated customers in foreign countries, the majority of which are located in Europe, the Middle East, Canada, Mexico, South America and Asia (including sales through foreign sales offices of domestic subsidiaries), were approximately $435,663 (21.1% of total sales), $330,213 (18.3% of total sales) and $289,435 (21.4% of total sales) in fiscal 2012, 2011 and 2010, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

16. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2012 and 2011 follows.

Fiscal 2012

	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Sales	$485,535	$481,922	$534,195	$563,346	$2,064,998
Gross profit	75,708	78,556	86,958	77,335	318,557
Net income attributable to AAR	16,649	17,532	20,663	12,879	67,723
Diluted earnings per share	0.41	0.43	0.50	0.32	1.65	[1]
Dividends declared	0.075	0.075	0.075	0.075	0.30
Market price
High	31.42	23.04	23.37	22.68	31.42
Low	21.89	15.17	16.72	12.05	12.05

Fiscal 2011

	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Sales	$412,197	$447,054	$458,035	$487,826	$1,805,112
Gross profit	70,888	74,176	78,793	83,199	307,056
Net income attributable to AAR	13,674	16,814	17,918	21,420	69,826
Diluted earnings per share	0.35	0.42	0.44	0.52	1.73
Dividends declared	—	—	—	0.075	0.075
Market price
High	19.15	24.56	29.03	28.06	29.03
Low	15.23	16.48	25.19	25.02	15.23

1
The earnings-per-share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings-per-share amounts do not necessarily equal the earnings per share for the year.

17. Allowance for Doubtful Accounts

	May 31,
	2012	2011	2010
Balance, beginning of year	$5,719	$4,773	$4,677
Provision charged to operations	2,359	1,315	2,505
Deductions for accounts written off, net of recoveries	(1,551)	(369)	(2,409)

Balance, end of year	$6,527	$5,719	$4,773

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2012, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

        There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2012.

        The scope of managements' assessment of the effectiveness of internal control over financial reporting includes all of the Company's business units except for Telair and Nordisk, which were acquired by the Company on December 2, 2011, and Airinmar, which was acquired by the Company on October 11, 2011. Consolidated sales for the year-ended May 31, 2012 were $2,064,998, of which Telair, Nordisk and Airinmar represented $93,880, $25,549 and $26,058, respectively. Consolidated assets as of May 31, 2012 were $2,195,653, of which Telair, Nordisk and Airinmar represented $287,587, $53,570 and $46,486, respectively.

        KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited AAR CORP. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        The scope of managements' assessment of the effectiveness of internal control over financial reporting as of May 31, 2012 includes all of the Company's business units except for Telair International GmbH ("Telair") and Nordisk Aviation Products, AS ("Nordisk"), which were acquired by the Company on December 2, 2011, and Airinmar Holdings Limited ("Airinmar"), which was acquired by the Company on October 11, 2011. Consolidated sales for the year-ended May 31, 2012 were $2,064,998, of which Telair, Nordisk and Airinmar represented $93,880, $25,549 and $26,058, respectively. Consolidated assets as of May 31, 2012 were $2,195,653, of which Telair, Nordisk and Airinmar represented $287,587, $53,570 and $46,486, respectively. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Airinmar, Telair and Nordisk.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2012 and 2011, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended May 31, 2012, and our report dated July 19, 2012 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Chicago, Illinois
July 19, 2012

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about our Director Nominees and our Continuing Directors" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" in Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "Corporate Governance—Board Committees" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Business Ethics and Conduct" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption "Corporate Governance—Director Nominations and Qualifications" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the following captions: (a) "Executive Compensation—Compensation Committee's Report on Executive Compensation for Fiscal 2012," (b) "Executive Compensation—Summary Compensation," (c) "Executive Compensation—Fiscal 2012 Grants of Plan-Based Awards," (d) "Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table," (e) "Executive Compensation—Fiscal 2012 Option Exercises and Stock Vested," (f) "Executive Compensation—Fiscal 2012 Pension Benefits," (g) "Executive Compensation—Fiscal 2012 Non-Qualified Deferred Compensation," (h) "Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control of the Company," (i) "Corporate Governance—Director Compensation," and (j) "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

        The following table provides information as of May 31, 2012 with respect to the Company's compensation plans under which equity securities of the Company are authorized for issuance (shares in thousands):

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,703	$17.96	2,323
Equity compensation plans not approved by security holders	—	—	—

Total	1,703	$17.96	2,323

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Corporate Governance—Director Independence" and "Corporate Governance—Related Person Transaction Policy" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

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

AAR CORP. (Registrant)
Date: July 19, 2012	BY:	/s/ DAVID P. STORCH David P. Storch Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID P. STORCH David P. Storch	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	President and Chief Operating Officer; Director
/s/ RICHARD J. POULTON Richard J. Poulton	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President and Controller (Principal Accounting Officer)
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director	July 19, 2012
/s/ JAMES G. BROCKSMITH, JR. James G. Brocksmith, Jr.	Director
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director
/s/ JAMES E. GOODWIN James E. Goodwin	Director
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ PETER PACE Peter Pace	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
/s/ RONALD B. WOODARD Ronald B. Woodard	Director

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[10]
		3.2	By-Laws, as amended and restated through July 9, 2008.[24]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and Computershare Trust Company dated July 11, 2007.[19]
4.4
Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[1] First Supplemental Indenture thereto dated August 26, 1991;[2] Second Supplemental Indenture thereto dated December 10, 1997.[4]
		4.5	Loan Agreement dated July 15, 2005 between Registrant's Subsidiary, AAR Wood Dale LLC and Principal Commercial Funding, LLC.[12]
		4.6	Form of 1.75% Senior Convertible Note.[14]
		4.7	Indenture between AAR CORP. and U.S. Bank, National Association, as trustee, dated February 1, 2006.[14]
		4.8	Form of 1.625% Convertible Senior Note due 2014.[22]
		4.9	Form of 2.25% Convertible Senior Note due 2016.[22]
		4.10	Indenture for 1.625% Convertible Senior Notes due 2014 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[22]
		4.11	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[22]
4.12
Master Loan Agreement between EP Aviation, LLC and The Huntington National Bank dated as of April 23, 2010, together with the Guaranty dated April 23, 2010 made by AAR CORP. in favor of the Huntington Bank.[28]
		4.13	Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[32]
		4.14	Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[32]

	Index		Exhibits
4.15
Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto,[33] as amended August 26, 2011 and October 13, 2011.[35]
		4.16	Indenture dated as of January 23, 2012, governing the 7.25% Senior Notes Due 2022, by and among AAR, certain subsidiary guarantees identified therein and U.S. Bank National Association, as trustee.[36]
		4.17	Form of 7.25% Note due 2022.[36]
4.18
Registration Rights Agreement, dated as of January 23, 2012, among AAR, the guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Co. LLC, Wells Fargo Securities, LLC, Loop Capital Markets LLC, and U.S. Bancorp Investments, Inc.[36]
		4.19	Loan Agreement dated as of March 9, 2012 between AAR Corp. and Development Bank of Japan Inc.[37]
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*
Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[7] as amended June 27, 2003,[8] May 5, 2005,[11] July 12, 2005,[15] June 23, 2006,[18] January 23, 2007,[18] January 27, 2007,[23] and July 11, 2011.[34]
		10.2*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[3] amended May 26, 2000[5] and April 10, 2001.[6]
		10.3*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005,[16] as amended July 11, 2007,[18] October 17, 2007[23] and June 11, 2010.[31]
		10.4*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[6]
		10.5*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko[5], as amended June 14, 2010.[30]
		10.6*	AAR CORP. Nonemployee Directors' Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.[17]
		10.7	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[9]

Index		Exhibits
10.8
Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[9]
10.9
Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of June 14, 2004, as amended January 21, 2005,[11] May 19, 2006,[17] May 16, 2008[27] and March 2, 2010.[31]
	10.10*	Form of Non-Qualified Stock Option Agreement (filed herewith).
	10.11*	Form of Restricted Stock Agreement (filed herewith).
	10.12*	Form of Performance Restricted Stock Agreement (filed herewith).
	10.13*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (filed herewith).
	10.14*	Form of Director Restricted Stock Agreement (filed herewith).
	10.15*	Form of Split Dollar Insurance Agreement.[17]
	10.16	Confirmation of OTC Convertible Note Hedge Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[21]
	10.17	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[21]
	10.18	Confirmation of OTC Warrant Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[21]
	10.19	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[21]
	10.20*	Form of Severance and Change in Control Agreement effective from and after July 9, 2008 (entered into between the Registrant and each of Richard J. Poulton and Robert J. Regan).[24]
	10.21	Form of Directors' and Officers' Indemnification Agreement.[25]
	10.22*	Amended and Restated Employment Agreement dated May 31, 2010 between Registrant and David P. Storch.[29]
	10.23*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Romenesko, Clark and Sharp).[26]
	10.24*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Poulton and Regan).[26]

	Index		Exhibits
		10.25*	Short-Term Incentive Plan for Senior Executives.[31]
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 19, 2012 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		31.2	Section 302 Certification dated July 19, 2012 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 19, 2012 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 19, 2012 of Richard J. Poulton, Vice President and Chief Financial Officer of Registrant (filed herewith).
101.	Interactive Data File	101
			The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2012 and 2011, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2012, 2011 and 2010, (iv) Consolidated Statement of Changes in Equity for the three years ended May 31, 2012 and (v) Notes to Consolidated Financial Statements.**

Notes:

**
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

14
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

31
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

32
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2010.

33
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 14, 2011.

34
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2011.

35
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 11, 2011.

36
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 23, 2012.

37
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated March 9, 2012.