Form 10-Q
period 2012-08-31
AAR CORP
filed 2012-09-25
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2012

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

As of August 31, 2012, there were 39,940,227 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2012

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2012 and May 31, 2012

(In millions, except share data)

	August 31,	May 31,
	2012	2012
	(Unaudited)

Assets:
Current assets:
Cash	$67.7	$67.7
Accounts receivable, less allowances of $6.9 and $8.2, respectively	282.8	302.1
Inventories	466.0	461.2
Rotable spares and equipment on or available for short-term lease	140.1	138.6
Deposits, prepaids and other	55.0	71.1
Deferred tax assets	22.0	22.6
Total current assets	1,033.6	1,063.3

Property, plant and equipment, net of accumulated depreciation of $308.4 and $298.4, respectively	374.3	382.9

Other assets:
Goodwill	253.8	262.6
Intangible assets, net	164.7	155.0
Equipment on long-term lease	69.7	73.1
Investment in joint ventures	49.4	49.9
Other	224.8	208.9
	762.4	749.5
	$2,170.3	$2,195.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2012 and May 31, 2012

(In millions, except share data)

	August 31,	May 31,
	2012	2012
	(Unaudited)

Liabilities and equity:
Current liabilities:
Short-term debt	$0.6	$0.6
Current maturities of long-term debt	107.6	122.2
Accounts and trade notes payable	176.5	201.4
Accrued liabilities	131.9	149.0
Total current liabilities	416.6	473.2

Long-term debt, less current maturities	679.4	669.4
Deferred tax liabilities	122.6	115.9
Other liabilities and deferred income	69.6	71.2
	871.6	856.5

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000 shares; issued 44,840,546 and 44,849,196 shares at cost, respectively	44.8	44.8
Capital surplus	423.4	423.6
Retained earnings	557.0	541.8
Treasury stock, 4,887,819 and 4,576,368 shares at cost, respectively	(93.3)	(90.4)
Accumulated other comprehensive loss	(51.3)	(55.2)
Total AAR shareholders’ equity	880.6	864.6
Noncontrolling interest	1.5	1.4
Total equity	882.1	866.0
	$2,170.3	$2,195.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2012 and 2011

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2012	2011
Sales:
Sales from products	$327.5	$331.4
Sales from services	223.0	154.1
	550.5	485.5
Cost and operating expenses:
Cost of products	284.1	290.4
Cost of services	176.1	119.4
Selling, general and administrative	53.3	43.1
	513.5	452.9
Earnings from joint ventures	1.4	0.2
Operating income	38.4	32.8
(Loss) on extinguishment of debt	(0.2)	—
Interest expense	(10.6)	(7.5)
Interest income	0.4	0.1
Income before provision for income taxes	28.0	25.4
Provision for income taxes	9.7	8.8
Net income attributable to AAR and noncontrolling interest	18.3	16.6
(Income) loss attributable to noncontrolling interest	(0.1)	—
Net income attributable to AAR	$18.2	$16.6

Earnings per share — basic	$0.46	$0.41
Earnings per share — diluted	$0.45	$0.41

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2012 and 2011

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2012	2011
Net income attributable to AAR and noncontrolling interest	$18.3	$16.6
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax expense of $0.6 and $0, respectively	4.3	0.1
Derivative instruments unrealized losses, net of tax benefit of ($0.2) and ($1.4), respectively	(0.4)	(2.5)
Total other comprehensive income, net of tax	3.9	(2.4)
Comprehensive income	22.2	14.2
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	—
Comprehensive income attributable to AAR	$22.1	$14.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2012 and 2011

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2012	2011
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$18.3	$16.6
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	20.3	15.8
Amortization of stock-based compensation	2.9	2.6
Amortization of debt discount	2.9	3.2
Amortization of overhaul costs	5.9	0.9
Deferred tax provision	5.6	2.8
Tax benefits from exercise of stock options	—	(0.8)
Loss on extinguishment of debt	0.2	—
Earnings from joint ventures	(1.4)	(0.2)
Changes in certain assets and liabilities:
Accounts and notes receivable	20.7	(9.0)
Inventories	(4.3)	(36.8)
Rotable spares and equipment on or available for short-term lease	(1.5)	(8.3)
Equipment on long-term lease	1.3	19.5
Accounts and trade notes payable	(25.6)	5.0
Accrued and other liabilities	(3.4)	(5.1)
Other, primarily program and overhaul costs	(8.7)	(31.8)
Net cash provided from (used in) operating activities	33.2	(25.6)

Cash flows from investing activities:
Property, plant and equipment expenditures	(11.0)	(41.8)
Proceeds from sale of equipment	11.0	—
Payments for acquisitions	(16.5)	—
Other	(0.4)	(0.5)
Net cash used in investing activities	(16.9)	(42.3)

Cash flows from financing activities:
Proceeds from borrowing	20.0	50.0
Reduction in borrowing, net	(27.6)	(3.1)
Reduction in capital lease obligations	—	(0.5)
Reduction in equity due to convertible bond repurchases	(0.3)	—
Cash dividends	(3.0)	(3.0)
Purchase of treasury stock	(6.1)	(1.0)
Stock option exercises	—	2.9
Tax benefits from exercise of stock options	—	0.8
Net cash (used in) provided from financing activities	(17.0)	46.1
Effect of exchange rate changes on cash	0.7	(0.1)
Decrease in cash and cash equivalents	—	(21.9)
Cash and cash equivalents, beginning of period	67.7	57.4
Cash and cash equivalents, end of period	$67.7	$35.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2012

(Unaudited)

(In millions)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2012	$44.8	$423.6	$541.8	$(90.4)	$(55.2)	$864.6	$1.4	$866.0
Net income	—	—	18.2	—	—	18.2	0.1	18.3
Cash dividends	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Exercise of stock options and stock awards	—	0.8	—	—	—	0.8	—	0.8
Restricted stock activity	—	(1.0)	—	3.2	—	2.2	—	2.2
Repurchase of shares	—	—	—	(6.1)	—	(6.1)	—	(6.1)
Other comprehensive income, net of tax	—	—	—	—	3.9	3.9	—	3.9
Balance, August 31, 2012	$44.8	$423.4	$557.0	$(93.3)	$(51.3)	$880.6	$1.5	$882.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1 — Basis of Presentation

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our,” unless the context indicates otherwise.  The accompanying condensed consolidated financial statements include the accounts of AAR and its subsidiaries after elimination of intercompany accounts and transactions.

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The condensed consolidated balance sheet as of May 31, 2012 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2012, the condensed consolidated statements of income, the condensed consolidated statements of comprehensive income,  and its cash flows for the three-month periods ended August 31, 2012 and 2011 and the condensed consolidated statement of changes in equity for the three-month period ended August 31, 2012.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Included in accounts receivable as of August 31, 2012 and May 31, 2012, are $30.7 million and $36.2 million, respectively, of unbilled accounts receivable related to a defense supply chain support agreement.  These

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

In addition to the unbilled accounts receivable, included in Other on the condensed consolidated balance sheet as of August 31, 2012 and May 31, 2012, are $28.9 million and $27.9 million, respectively, of costs in excess of amounts billed for the same defense supply chain support agreement.  We expect to recover costs in excess of amounts billed through future billings over the life of the program.

Note 3 — Accounting for Stock-Based Compensation

Stock Options

In July 2012, as part of our annual long-term stock incentive compensation, we granted 958,180 stock options to eligible employees at an exercise price of $12.90 and weighted average fair value of $4.6 million.  The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	August 31,
	2012	2011
Risk-free interest rate	0.6%	1.5%
Expected volatility of common stock	51%	46%
Dividend yield	2.3%	1.0%
Expected option term in years	5.4	5.7

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2012 and 2011 was zero and $3.3 million, respectively.   Expense charged to operations for stock options during the three-month periods ended August 31, 2012 and 2011 was $0.7 and $1.1 million, respectively.

Restricted Stock

In July 2012, as part of our annual long-term stock incentive compensation, we granted 53,280 shares of performance-based restricted stock and 65,780 restricted shares to eligible employees.  The grant date fair value per share was $12.90.  We also granted 45,000 restricted shares to members of the Board of Director with a grant date fair value per share of $11.56.  Expense charged to operations for restricted stock during the three-month periods ended August 31, 2012 and 2011 was $2.2 million and $1.5 million, respectively.

Note 4 — Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2012	2012
Raw materials and parts	$97.0	$101.3
Work-in-process	76.7	64.7
Purchased aircraft, parts, engines and components held for sale	292.3	295.2
	$466.0	$461.2

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 — Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2012	2011
Interest paid	$10.6	$3.2
Income taxes paid	3.1	1.9
Income tax refunds received	5.5	4.9

Note 6 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2012	2012

Revolving credit facility expiring April 12, 2016 with interest payable monthly	$300.0	$280.0
Revolving credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	31.2	33.0
Revolving credit facility subject to annual review in March with interest payable quarterly	0.6	0.6
Note payable due July 19, 2012 with interest at 7.22%, payable monthly	—	8.4
Note payable due March 15, 2014 with floating interest rate, payable monthly	2.2	2.6
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	45.0	50.0
Note payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	172.1	172.1
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11.0	11.0
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	69.4	68.5
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	42.4	46.1
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	88.7	94.9
Industrial revenue bond (secured by trust indenture on property, plant and equipment) due August 1, 2018 with floating interest rate, payable monthly	25.0	25.0
Total debt	787.6	792.2
Current maturities of debt	(108.2)	(122.8)
Long-term debt	$679.4	$669.4

During the three-month period ended August 31, 2012, we repurchased $5.0 million par value of our 2.25% convertible notes due March 1, 2016 and $8.0 million par value of our 1.75% convertible notes due February 1, 2026.  The 2.25% notes were repurchased for $4.4 million cash and the 1.75% notes were repurchased for $7.9 million cash, with a total loss of $0.2 million, after consideration of unamortized discount and debt issuance costs.  The losses on the debt repurchases for the 2.25% and 1.75% convertible notes are recorded in Loss on extinguishment of debt on the condensed consolidated statements of income.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

At August 31, 2012, the face value of our debt was $806.3 million and the estimated fair value was approximately $799.1 million.

The fair value amounts of our long-term debt securities are estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  This debt is classified as Level 2 in the fair value hierarchy.

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

Convertible Notes

As of August 31, 2012 and May 31, 2012, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	August 31,	May 31,
	2012	2012
Long-term debt:
Principal amount	$216.3	$229.3
Unamortized discount	(15.8)	(19.8)
Net carrying amount	$200.5	$209.5

Equity component, net of tax	$74.8	$74.8

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

As of August 31, 2012 and 2011, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended
	August 31,
	2012	2011
Coupon interest	$1.0	$1.2
Amortization of deferred financing fees	0.2	0.2
Amortization of discount	2.8	3.2
Interest expense related to convertible notes	$4.0	$4.6

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7 — Derivative Instruments and Hedging Activities

We are exposed to interest rate risk associated with fluctuations in interest rates on our variable rate debt.  During the first quarter of fiscal 2012, we entered into two derivative financial instruments in order to manage our variable interest rate exposure over a medium- to long-term period.  We use a floating-to-fixed interest rate swap to hedge interest on $50 million of notional principal balance under our revolving credit agreement. We also use an interest rate cap agreement on $50 million of notional principal interest under our revolving credit agreement.

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

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of August 31, 2012, all of our derivative instruments were classified as cash flow hedges.  The fair value of our interest rate swap and our interest cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

We record the fair value of assets and liabilities in accordance with the hierarchy established by the authoritative guidance for fair value measurements.  The fair value of our interest rate derivatives are classified as Level 2, which refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  The following table summarizes the classification and fair values of our interest rate derivative instruments reported in the condensed consolidated balance sheet as of August 31, 2012.

		Derivative	Derivative
Derivatives designated		Assets	Liabilities
as hedging instruments	Balance Sheet Classification	August 31, 2012	August 31, 2012
Interest rate cap	Long-term assets	$0.2	$—
Interest rate swap	Long-term liabilities	—	(5.0)

The following table summarizes the classification and fair values of our interest rate derivative instruments reported in the condensed consolidated balance sheet as of May 31, 2012.

		Derivative	Derivative
Derivatives designated		Assets	Liabilities
as hedging instruments	Balance Sheet Classification	May 31, 2012	May 31, 2012
Interest rate cap	Long-term assets	$0.2	$—
Interest rate swap	Long-term liabilities	—	(4.5)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement for the three-month periods ended August 31, 2012 and 2011 was an unrealized loss of $0.4 million and $2.5 million, respectively, recorded in accumulated other comprehensive income (loss).  We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

Note 8 — Earnings per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share is based on the weighted average

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2012 and 2011.

	Three Months Ended
	August 31,
	2012	2011
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$18.3	$16.6
Less income attributable to participating shares	(0.6)	(0.6)
Less income attributable to noncontrolling interest	(0.1)	—
Net income attributable to AAR available to common shareholders	$17.6	$16.0

Basic shares:
Weighted average common shares outstanding	38.5	38.9

Earnings per share — basic	$0.46	$0.41

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$18.3	$16.6
Less income attributable to participating shares	(0.6)	(0.5)
Less income attributable to noncontrolling interest	(0.1)	—
Add after-tax interest on convertible debt	1.2	1.5
Net income attributable to AAR available to common shareholders	$18.8	$17.6

Diluted shares:
Weighted average common shares outstanding	38.5	38.9
Additional shares from the assumed exercise of stock options	—	0.4
Additional shares from the assumed conversion of convertible debt	3.2	4.0
Weighted average common shares outstanding — diluted	41.7	43.3

Earnings per share — diluted	$0.45	$0.41

At August 31, 2012 and 2011, respectively, stock options to purchase 1,489,672 shares and 210,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 — Acquisitions

On December 2, 2011, we acquired Telair International GmbH (“Telair”) and Nordisk Aviation Products, AS (“Nordisk).  Telair is a leader in the design, manufacture and support of cargo loading systems for wide-body and narrow-body aircraft with established positions on the world’s most popular current and next-generation passenger and freighter aircraft.  Telair operates from facilities in Germany, Sweden and Singapore.  Nordisk designs and manufactures heavy duty pallets and lightweight cargo containers for commercial airlines from facilities in Norway and China.  The purchase price of the acquisition was $280 million paid at closing, plus or minus a working capital adjustment.  During the fourth quarter of fiscal 2012, the working capital adjustment was finalized, which increased the purchase price to $296.5 million.  The $16.5 million was paid in the first quarter of fiscal 2013.  The businesses operate as part of our Structures and Systems segment.

On October 11, 2011, we acquired Airinmar Holdings Limited (“Airinmar”), a sophisticated repair, outsourcing and warranty claim manager.  Airinmar operates as part of our Aviation Supply Chain segment.  Total consideration is estimated to be $43.5 million, which included $23.2 million cash paid at closing, and a potential earn-out payment of $20.3 million.  The potential earn-out payment is based upon Airinmar achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) levels over a two-year period, as well as retaining certain key customers.  In accordance with accounting principles generally accepted in the United States of America, a liability of $20.3 million was recognized as an estimate of the acquisition date fair value of the earn-out and was included in Other non-current liabilities on our consolidated balance sheet as of February 29, 2012.   During the fourth quarter of 2012, this estimate was reduced by $3.4 million and this change in the fair value of the earn-out was recognized in earnings.

During the current period, we completed the final purchase price allocation for Airinmar and the results are as follows:

Cash	$3.7
Accounts receivable	8.0
Prepaid expenses	0.9
Property, plant and equipment	0.6
Deferred tax assets	5.3
Goodwill and identified intangibles	42.4
Accounts payable	(6.7)
Deferred tax liabilities	(5.3)
Accrued liabilities	(5.4)

For Telair and Nordisk, we are continuing the review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available.  This measurement period will not exceed one year from the acquisition date.  At the effective date of the acquisition, the assets acquired and liabilities assumed are generally required to be measured at fair value.

Our fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed and final review by our management.  The primary areas that are not yet finalized relate to the fair value of property and equipment, intangible assets and income and non-income related taxes.  Accordingly, there could be material adjustments to our consolidated financial statements, including changes in our depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives among other adjustments.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

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

The preliminary purchase price allocation for Telair and Nordisk is as follows:

Cash	$1.5
Accounts receivable	47.1
Inventories	54.5
Prepaid expenses	4.1
Property, plant and equipment	17.0
Deferred tax assets	34.3
Goodwill and identified intangibles	223.9
Notes payable	(1.6)
Accounts payable	(14.7)
Deferred tax liabilities	(34.3)
Accrued liabilities	(27.5)
Other long-term liabilities	(7.8)

Note 10 — Program Development Costs

In June 2005, we announced that our Cargo Systems business was selected to provide cargo handling systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  Our portion of the revenue from this program is expected to exceed $300 million through fiscal 2021, based on sales projections of the A400M.  As of August 31, 2012 and May 31, 2012, we have capitalized, net of reimbursements, $101.7 million and $91.9 million, respectively, of costs associated with the engineering and development of the cargo system.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have utilized certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and the assumptions utilized by us may result in us not fully recovering the value of the program development costs, which would unfavorably impact our financial condition and results of operations.

Note 11 —Aircraft Portfolio

Within our Aviation Supply Chain segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned.  These aircraft are available for lease or sale to commercial air carriers.

Aircraft Owned through Joint Ventures

As of August 31, 2012 and May 31, 2012, we had ownership interests in 18 aircraft with joint venture partners.  As of August 31, 2012 and May 31, 2012, our equity investment in aircraft owned with joint venture partners was approximately $41.3 million and is included in Investment in joint ventures on the Condensed Consolidated Balance Sheet.  Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the three-month periods ended August 31, 2012 and 2011, we were paid $0.2 million and $0.2

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

million, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the condensed consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended
	August 31,
	2012	2011
Sales	$8.8	$9.5
Income before provision for income taxes	2.9	0.6

	August 31,	May 31,
	2012	2012
Balance sheet information:
Assets	$164.8	$169.6
Debt	71.2	75.6
Members’ capital	87.7	88.8

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we owned two aircraft at August 31, 2012 and at May 31, 2012, for our own account that are considered wholly-owned.  Our investment in the two wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	August 31,	May 31,
	2012	2012
Gross carrying value	$23.9	$25.2
Debt	—	(8.4)
Net AAR investment	$23.9	$16.8

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 18 aircraft owned with joint venture partners and two wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
16	737-400	Various (1)	Malaysia Airlines	Various (2)	Sale/Re-lease
18

Wholly-owned aircraft

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	737-300	1997	Small Planet Airlines	2015	Re-lease
1	A320	1997	Donbassaero Airlines	2017	Re-lease
2

(1)   Five aircraft in 1992; eight aircraft in 1993; two aircraft in 1994; and one aircraft in 1997

(2)   Twelve aircraft in 2013 and four aircraft in 2014.  The joint venture partners entered into LOIs for the sale of 13 aircraft and an additional aircraft is under contract.

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

Sales in the Structures and Systems segment are derived from the engineering, design and manufacture of containers, pallets and shelters used to support the U.S. military’s requirements for a mobile and agile force, heavy-duty pallets and lightweight cargo containers for the commercial market, complex machined and fabricated parts, components and sub-systems for various aerospace and defense programs and other applications, in-plane cargo

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

loading and handling systems for commercial and military applications and composite products for aviation and industrial use.  Cost of sales consists principally of the cost of product, direct labor and overhead.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2012.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  The expenses and assets related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each segment is as follows:

	Three Months Ended
	August 31,
	2012	2011
Sales:
Aviation Supply Chain	$148.7	$161.1
Government and Defense Services	150.6	150.0
Maintenance, Repair and Overhaul	105.5	93.2
Structures and Systems	145.7	81.2
	$550.5	$485.5

	Three Months Ended
	August 31,
	2012	2011
Gross profit:
Aviation Supply Chain	$23.7	$26.2
Government and Defense Services	25.9	27.4
Maintenance, Repair and Overhaul	13.0	10.2
Structures and Systems	27.7	11.9
	$90.3	$75.7

Note 13 — Subsequent Event

Beginning in the second quarter of fiscal year 2013, we expect to report our aviation services businesses in one segment and our manufacturing and systems design businesses in a second segment.  The new aviation services segment will include our legacy Aviation Supply Chain, Government and Defense Services, and Maintenance, Repair and Overhaul segments and the new manufacturing and systems segment will include our legacy Structures and Systems segment.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

General Overview

We report our activities in four business segments: Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems. The table below sets forth consolidated sales for our four business segments for the three-month periods ended August 31, 2012 and 2011.

	Three Months Ended
	August 31,
	2012	2011
Sales:
Aviation Supply Chain	$148.7	$161.1
Government and Defense Services	150.6	150.0
Maintenance, Repair and Overhaul	105.5	93.2
Structures and Systems	145.7	81.2
	$550.5	$485.5

During the first quarter of fiscal 2013, sales to commercial customers increased 24.7% compared to the prior year and represented 57.2% of consolidated sales.  Commercial sales growth during the first quarter of fiscal 2013 was driven by strong organic growth in the Aviation Supply Chain and Maintenance, Repair and Overhaul business segments and by the inclusion of sales at Telair International GmbH (“Telair”) and Nordisk Aviation Products, AS (“Nordisk”).  The prior year included approximately $33.3 million in aircraft sales.

During the first quarter of fiscal 2013, sales to global government and defense customers increased 1.1% compared to the prior year and for the three months ended August 31, 2012 represented 42.8% of consolidated sales.

Defense funding is currently facing pressure due to U.S. budget deficit challenges.  Congress has enacted the Budget Control Act of 2011 (“BCA”) which reduces defense spending by a minimum of $487 billion over a ten-year period starting in government fiscal year 2012.  Under the BCA, an automatic sequestration process was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget.  The sequestration is scheduled to commence on January 2, 2013, absent legislative or other remedial action.  Of the $1.2 trillion in reduced spending required by sequestration over the ten-year period beginning in government fiscal 2013, approximately $50 billion per year would be borne by the Department of Defense.  Whether or not sequestration goes into effect, we expect the defense budget will be reduced.  Although there may be additional opportunities for those business units with our Supply Chain and Maintenance, Repair and Overhaul segments that support the Department of Defense, as a result of defense spending reductions, we expect our businesses that support the Department of Defense within our Structures and Systems segment will be adversely affected.

Based on results of the first quarter and our current view, we are updating our fiscal year 2013 earnings per share guidance to a range of $1.60 to $1.70 from our previous guidance of $1.55 to $1.65.

Results of Operations

Three-Month Period Ended August 31, 2012

Consolidated sales for the first quarter ended August 31, 2012 increased $65.0 million or 13.4% compared to the prior year period.  Sales to commercial customers increased 24.7% compared to the prior year and included strong organic growth in our Aviation Supply Chain and Maintenance, Repair and Overhaul segments, as well as sales from the newly acquired businesses, Telair and Nordisk.  Sales to government and defense customers increased 1.1% compared to the prior year.

In the Aviation Supply Chain segment, sales decreased $12.4 million or 7.7% compared to the prior year. The prior year included approximately $33.3 million in aircraft sales; there were no aircraft sales for the first quarter of this fiscal year.  The current year includes additions for the attainment of a new repair contract and Airinmar Holdings Limited (“Airinmar”) sales of $10.1 million.  Gross profit in the Aviation Supply Chain segment decreased $2.5 million or 9.5%, and the gross profit margin percentage decreased to 15.9% from 16.3% in the prior year primarily due to the mix of products sold.

In the Government and Defense Services segment, sales remained flat compared to the prior year.  Gross profit decreased $1.5 million or 5.5% and the gross profit margin percentage declined to 17.2% from 18.3% in the prior year.  The decline in gross profit was due to lower margins on certain programs in the defense logistics business.

In the Maintenance, Repair and Overhaul segment, sales increased $12.3 million or 13.2% versus the prior year due to continued growth and share gains at our airframe maintenance centers, partially offset by lower sales at our landing gear business.  Gross profit increased $2.8 million or 27.5%, and the gross profit margin percentage increased to 12.3% from 10.9% due to operational efficiencies and increased billable hours at our airframe maintenance centers.

In the Structures and Systems segment, sales increased $64.5 million or 79.4% compared to the prior year due to the inclusion of sales from Telair and Nordisk, which contributed $56.8 million of revenue during the quarter and the benefit of higher sales in our mobility business.  Gross profit in the Structures and Systems segment increased $15.8 million or 132.8% and the gross profit margin percentage increased to 19.0% from 14.7% in the prior year.  The increase in the gross profit margin percentage was primarily due to improved product mix resulting from acquisitions.

Selling, general and administrative expenses increased $10.2 million or 23.7% due to the inclusion of the three acquired companies and higher amortization of intangible assets.  Operating income increased $5.6 million or 17.1% compared with the prior year primarily due to contributions from the acquired companies and other factors noted above.  Net interest expense increased $2.8 million or 37.8% compared to the prior year primarily due to an increase in outstanding borrowings for the purchase of Telair and Nordisk.  Our effective income tax rate was approximately 34.5% for both fiscal year first quarters.

Net income attributable to AAR was $18.2 million compared to $16.6 million in the prior year due to the factors discussed above.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through the generation of cash from operations, augmented by the periodic issuance of common stock and debt in the public and private markets.  In addition to these cash sources, our current capital resources include an unsecured credit facility, as well as a separate secured credit facility.  We continually evaluate various financing arrangements, including the issuance of common stock and/or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.  Under our universal shelf registration statement filed with the Securities and Exchange Commission that be became effective on May 4, 2012, we registered an indeterminate number of principal amount of shares of common stock, shares of preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units which may be sold from time to time, subject to market conditions.

At August 31, 2012, our liquidity and capital resources included cash of $67.7 million and working capital of $617.0 million.  We have an agreement with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”) providing for an unsecured revolving credit facility of $580.0 million that we can draw upon for general corporate purposes.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $100.0 million, not to exceed $680.0 million in total.  The Credit Agreement expires on April 12, 2016.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Credit Agreement at August 31, 2012 were $300.0 million, and there was approximately $25.7 million of outstanding letter of credit which reduced the availability of this facility to $254.3 million.  There are no other terms or covenants limiting the availability of this facility.  We also have $4.4 million available under a foreign line of credit.

In addition to our unsecured Credit Agreement, we have a $65.0 million secured revolving credit facility with The Huntington National Bank (the “Huntington Loan Agreement”).  Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us.  The Huntington Loan Agreement expires on April 23, 2015.  Borrowings bear interest at LIBOR plus 325 basis points.  As of August 31, 2012, $31.2 million was outstanding under this agreement resulting in $33.8 million remaining available.  There are no other terms or covenants limiting the availability of this facility.

We are in compliance with all financial covenants under each of our financing arrangements.

During the three-month period ended August 31, 2012, our cash flow from operations was $33.2 million primarily as a result of net income attributable to AAR and noncontrolling interest and aggregate depreciation and amortization of $50.3 million and the reduction in accounts and notes receivable.  These positive impacts were partially offset by a decrease in accounts and trade notes payable.

During the three-month period ended August 31, 2012, our investing activities used $16.9 million of cash principally as a result of our final payment for the acquisitions of Telair and Nordisk.

During the three-month period ended August 31, 2012, our financing activities used $17.0 million of cash primarily due to a net reduction in borrowings, the repurchase of common stock under our share repurchase program and payment of dividends.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the first quarter for fiscal 2013.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Part II, Item 1A under the heading “Risk Factors” and to those set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2012.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements and changes in foreign exchange rates.

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would  decrease our earnings by approximately $3 million.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2012.  There were no significant changes during the quarter ended August 31, 2012.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2012, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2012.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share data)

(c)  The following table provides information about purchases we made during the quarter ended August 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
6/1/2012 – 6/30/2012	161,258	$11.24	160,000
7/1/2012 – 7/31/2012	175,000	$13.44	175,000
8/1/2012 – 8/31/2012	140,453	$13.93	140,000
Total	476,711	$12.84	475,000	$43,885,412

(1)                  These amounts include share repurchases pursuant to our stock repurchase plan, shares surrendered by employees in payment of the exercise of stock options, and shares related to a bond hedge and warrants associated with convertible bond repurchases.

(2)                  Our common stock repurchase plan was approved by our Board of Directors on June 14, 2012.  As of August 31, 2012, $43.9 million of the original $50.0 million of our outstanding shares of Common Stock are still available for repurchase on the open market or in private transactions.  This program does not have an expiration date.

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

AAR CORP.
(Registrant)

Date:	September 25, 2012	/s/ RICHARD J. POULTON
Richard J. Poulton
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

10.	Material contracts	10.1*	AAR CORP. 2012 Short-term Incentive Plan (filed herewith).

		10.2	AAR CORP Policy for Recoupment of Incentive Compensation (filed herewith)

		10.3	Form of Performance Restricted Stock Agreement (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 25, 2012 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 25, 2012 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 25, 2012 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 25, 2012 of Richard J. Poulton, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2012 and May 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended August 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2012 and 2011, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and 2011, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended August 31, 2012 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.