Form 10-Q
period 2012-11-30
AAR CORP
filed 2012-12-21
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012

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

As of November 30, 2012, there were 39,694,849 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2012

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2012 and May 31, 2012

(In millions, except share data)

	November 30,	May 31,
	2012	2012
	(Unaudited)

Assets:
Current assets:
Cash	$69.2	$67.7
Accounts receivable, less allowances of $7.0 and $8.2, respectively	285.1	302.1
Inventories	483.3	461.2
Rotable spares and equipment on or available for short-term lease	133.4	138.6
Deposits, prepaids and other	53.6	71.1
Deferred tax assets	22.2	22.6
Total current assets	1,046.8	1,063.3

Property, plant and equipment, net of accumulated depreciation of $323.3 and $298.4, respectively	373.1	382.9

Other assets:
Goodwill	257.0	262.6
Intangible assets, net of accumulated amortization of $40.3 and $34.1, respectively	164.8	155.0
Equipment on long-term lease	67.7	73.1
Investment in joint ventures	49.6	49.9
Other	230.3	208.9
	769.4	749.5
	$2,189.3	$2,195.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2012 and May 31, 2012

(In millions, except share data)

	November 30,	May 31,
	2012	2012
	(Unaudited)

Liabilities and equity:
Current liabilities:
Short-term debt	$0.6	$0.6
Current maturities of long-term debt	106.0	122.2
Accounts and trade notes payable	173.9	201.4
Accrued liabilities	139.2	149.0
Total current liabilities	419.7	473.2

Long-term debt, less current maturities	672.3	669.4
Deferred tax liabilities	126.6	115.9
Other liabilities and deferred income	67.3	71.2
	866.2	856.5

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,722,587 and 44,849,196 shares at cost, respectively	44.7	44.8
Capital surplus	425.1	423.6
Retained earnings	571.7	541.8
Treasury stock, 5,027,738 and 4,576,368 shares at cost, respectively	(95.4)	(90.4)
Accumulated other comprehensive loss	(43.3)	(55.2)
Total AAR shareholders’ equity	902.8	864.6
Noncontrolling interest	0.6	1.4
Total equity	903.4	866.0
	$2,189.3	$2,195.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Six Months Ended November 30, 2012 and 2011

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Sales:
Sales from products	$291.8	$319.3	$619.3	$650.7
Sales from services	221.0	162.7	444.0	316.8
	512.8	482.0	1,063.3	967.5
Cost and operating expenses:
Cost of products	255.4	281.0	539.5	571.4
Cost of services	170.0	122.4	346.1	241.8
Selling, general and administrative	50.8	44.6	104.1	87.7
	476.2	448.0	989.7	900.9
Earnings from joint ventures	1.2	0.3	2.6	0.5
Operating income	37.8	34.3	76.2	67.1
Loss on extinguishment of debt	(0.1)	—	(0.3)	—
Interest expense	(10.8)	(7.8)	(21.4)	(15.3)
Interest income	0.3	0.3	0.7	0.4
Income before provision for income taxes	27.2	26.8	55.2	52.2
Provision for income taxes	9.3	9.2	19.0	18.0
Net income attributable to AAR and noncontrolling interest	17.9	17.6	36.2	34.2
Income attributable to noncontrolling interest	0.1	—	0.2	—
Net income attributable to AAR	$17.8	$17.6	$36.0	$34.2

Earnings per share — basic	$0.45	$0.44	$0.90	$0.85
Earnings per share — diluted	$0.44	$0.43	$0.89	$0.83

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2012 and 2011

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Net income attributable to AAR and noncontrolling interest	$17.9	$17.6	$36.2	$34.2
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax	8.0	(0.9)	12.3	(0.8)
Derivative instruments unrealized losses, net of tax (benefit) expense of $0 and ($0.1) for the three months ended November 30, 2012 and 2011, respectively, and ($0.2) and ($1.5) for the six months ended November 30, 2012 and 2011, respectively	—	(0.2)	(0.4)	(2.7)
Total other comprehensive income, net of tax	8.0	(1.1)	11.9	(3.5)
Comprehensive income	25.9	16.5	48.1	30.7
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	—	(0.2)	—
Comprehensive income attributable to AAR	$25.8	$16.5	$47.9	$30.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2012 and 2011

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2012	2011
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$36.2	$34.2
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	40.6	32.7
Amortization of stock-based compensation	4.8	6.1
Amortization of debt discount	5.7	6.5
Amortization of overhaul costs	12.7	2.2
Deferred tax provision	9.7	5.6
Earnings from joint ventures	(2.6)	(0.5)
Changes in certain assets and liabilities:
Accounts and notes receivable	19.2	0.5
Inventories	(20.8)	(60.2)
Rotable spares and equipment on or available for short-term lease	5.1	0.4
Equipment on long-term lease	1.3	24.1
Accounts and trade notes payable	(28.9)	20.9
Accrued and other liabilities	2.2	(7.8)
Other, primarily program and overhaul costs	(24.9)	(59.9)
Net cash provided from operating activities	60.3	4.8

Cash flows used in investing activities:
Property, plant and equipment expenditures	(19.1)	(55.2)
Proceeds from sale of equipment	11.5	—
Payments for acquisitions	(16.5)	(19.5)
Other	(0.7)	0.4
Net cash used in investing activities	(24.8)	(74.3)

Cash flows (used in) provided from financing activities:
Proceeds from borrowing	20.0	63.2
Reduction in borrowing	(39.3)	(9.5)
Reduction in capital lease obligations	—	(6.7)
Reduction in equity due to convertible bond repurchases	(0.5)	—
Cash dividends	(7.1)	(6.1)
Purchase of treasury stock	(8.5)	(3.7)
Stock option exercises	—	2.9
Tax benefits from exercise of stock options	—	0.8
Other	0.1	(1.4)
Net cash (used in) provided from financing activities	(35.3)	39.5
Effect of exchange rate changes on cash	1.3	0.5
Increase (decrease) in cash and cash equivalents	1.5	(29.5)
Cash and cash equivalents, beginning of period	67.7	57.4
Cash and cash equivalents, end of period	$69.2	$27.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Six Months Ended November 30, 2012

(Unaudited)

(In millions)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2012	$44.8	$423.6	$541.8	$(90.4)	$(55.2)	$864.6	$1.4	$866.0
Net income	—	—	36.0	—	—	36.0	0.2	36.2
Cash dividends	—	—	(6.1)	—	—	(6.1)	(1.0)	(7.1)
Exercise of stock options and stock awards	—	1.5	—	0.2	—	1.7	—	1.7
Restricted stock activity	(0.1)	—	—	3.2	—	3.1	—	3.1
Repurchase of shares	—	—	—	(8.4)	—	(8.4)	—	(8.4)
Other comprehensive income, net of tax	—	—	—	—	11.9	11.9	—	11.9
Balance, November 30, 2012	$44.7	$425.1	$571.7	$(95.4)	$(43.3)	$902.8	$0.6	$903.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2012, the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income, for the three- and six-month periods ended November 30, 2012 and 2011, the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2012 and 2011 and the condensed consolidated statement of changes in equity for the six-month period ended November 30, 2012.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

Included in accounts receivable as of November 30, 2012 and May 31, 2012, are $31.0 million and $36.2 million, respectively, of unbilled accounts receivable related to our KC10 supply agreement.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not approved and issued the final paperwork necessary to allow for billing.

In addition to the unbilled accounts receivable, included in Other on the condensed consolidated balance sheet as of November 30, 2012 and May 31, 2012, are $30.6 million and $27.9 million, respectively, of costs in excess of amounts billed for the same KC10 supply agreement.  We expect to recover costs in excess of amounts billed through future billings over the life of the program.

Note 3 — Accounting for Stock-Based Compensation

Stock Options

In July 2012, as part of our annual long-term stock incentive compensation, we granted 958,180 stock options to eligible employees at an exercise price of $12.90 and fair value of $4.6 million. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	November 30,
	2012	2011
Risk-free interest rate	0.6%	1.5%
Expected volatility of common stock	51%	46%
Dividend yield	2.3%	1.0%
Expected option term in years	5.4	5.7

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2012 and 2011 was $ 0.1 million and $3.3 million, respectively.  Expense charged to operations for stock options was $0.9 million and $1.1 million during the second quarters of fiscal years 2013 and 2012, respectively, and $1.6 million and $2.2 million during the six months ended November 30, 2012 and 2011, respectively.

Restricted Stock

In July 2012, as part of our annual long-term stock incentive compensation, we granted 53,280 shares of performance-based restricted stock and 65,780 restricted shares to eligible employees.  The grant date fair value per share was $12.90.  We also granted 45,000 restricted shares to members of the Board of Directors with a grant date fair value per share of $11.56.  Expense charged to operations for restricted stock was $0.9 million and $2.4 million during the second quarters of fiscal years 2012 and 2011, respectively, and $3.1 million and $3.9 million during the six months ended November 30, 2012 and 2011, respectively.  The expense charged to operations for restricted stock for the second quarter of fiscal 2013 is lower than prior quarters due to the cancellation of awards related to a key executive’s departure from the company.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4 — Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2012	2012
Raw materials and parts	$99.2	$101.3
Work-in-process	82.4	64.7
Purchased aircraft, parts, engines and components held for sale	301.7	295.2
	$483.3	$461.2

Note 5 — Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2012	2011
Interest paid	$14.5	$7.4
Income taxes paid	12.9	7.9
Income tax refunds received	5.6	5.1

Note 6 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2012	2012

Revolving credit facility expiring April 12, 2016 with interest payable monthly	$300.0	$280.0
Revolving credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	29.3	33.0
Revolving credit facility subject to annual review in March with interest payable quarterly	0.6	0.6
Note payable due July 19, 2012 with interest at 7.22%, payable monthly	—	8.4
Note payable due March 15, 2014 with floating interest rate, payable monthly	1.9	2.6
Note payable due March 9, 2017 with floating interest rate, payable quarterly	45.0	50.0
Note payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	172.1	172.1
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11.0	11.0
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	64.3	68.5
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	42.5	46.1
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	87.2	94.9
Industrial revenue bond (secured by trust indenture on property, plant and equipment) due August 1, 2018 with floating interest rate, payable monthly	25.0	25.0
Total debt	778.9	792.2
Current maturities of debt	(106.6)	(122.8)
Long-term debt	$672.3	$669.4

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

During the six-month period ended November 30, 2012, we repurchased $6.4 million par value of our 1.625% convertible notes due March 1, 2014, $5.5 million par value of our 2.25% convertible notes due March 1, 2016 and $11.0 million par value of our 1.75% convertible notes due February 1, 2026.  The 1.625% notes, 2.25% notes and 1.75% notes were repurchased for $6.1 million, $4.9 million and $11.0 million cash, respectively, with a total loss of $0.3 million, after consideration of unamortized discount and debt issuance costs.  The losses on the debt repurchases for the 1.625%, 2.25% and 1.75% convertible notes are recorded in Loss on extinguishment of debt on the condensed consolidated statements of income.

During the six-month period ended November 30, 2012, we paid $8.4 million principal amount of our 7.22% debt due July 19, 2012.

At November 30, 2012, the face value of our debt was $794.2 million and the estimated fair value was approximately $793.1 million.

The fair value amounts of our long-term debt securities are estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  The debt is classified as Level 2 in the fair value hierarchy.

We are subject to a number of covenants under our financing arrangements, including restrictions which related to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters.  We are in compliance with all financial covenants under our financing arrangements.

On December 20, 2012, we commenced an offer to exchange the outstanding unregistered 7.25% Senior Notes due 2022, which were issued in an exempt offering on January 23, 2012, for substantially identical notes that have been registered under the Securities Act of 1933.  These notes are now fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of our existing domestic and foreign subsidiaries.

Convertible Notes

As of November 30, 2012 and May 31, 2012, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	November 30,	May 31,
	2012	2012
Long-term debt:
Principal amount	$206.4	$229.3
Unamortized discount	(12.4)	(19.8)
Net carrying amount	$194.0	$209.5

Equity component, net of tax	$74.8	$74.8

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

As of November 30, 2012 and 2011, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

The interest expense associated with the convertible notes was as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Coupon interest	$1.0	$1.2	$2.0	$2.4
Amortization of deferred financing fees	0.1	0.2	0.3	0.4
Amortization of discount	2.8	3.3	5.6	6.5
Interest expense related to convertible notes	$3.9	$4.7	$7.9	$9.3

Note 7 — Derivative Instruments and Hedging Activities

We are exposed to interest rate risk associated with fluctuations in interest rates on our variable rate debt.  We utilize two derivative financial instruments to manage our variable interest rate exposure over a medium- to long-term period.  We have a floating-to-fixed interest rate swap and an interest rate cap agreement to each hedge $50.0 million of notional principal balance under our revolving credit agreement.

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

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of November 30, 2012, all of our derivative instruments were classified as cash flow hedges.  The fair value of the interest rate swap and interest cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

We record the fair value of assets and liabilities in accordance with the hierarchy established by the authoritative guidance for fair value measurements.  The fair value of our interest rate derivatives are classified as Level 2, which refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  The following table summarizes the classification and fair values of our interest rate derivative instruments reported in the condensed consolidated balance sheet as of November 30, 2012.

		Derivative	Derivative
Derivatives designated		Assets	Liabilities
as hedging instruments	Balance Sheet Classification	November 30, 2012	November 30, 2012
Interest rate cap	Long-term assets	$0.1	$—
Interest rate swap	Long-term liabilities	—	(5.0)

		Derivative	Derivative
Derivatives designated		Assets	Liabilities
as hedging instruments	Balance Sheet Classification	May 31, 2012	May 31, 2012
Interest rate cap	Long-term assets	$0.2	$—
Interest rate swap	Long-term liabilities	—	(4.5)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement on the condensed consolidated statement of income for the three-month periods ended November 30, 2012 and 2011 was zero and an unrealized loss of $0.2 million, respectively.  The impact of the interest rate swap and interest cap agreement on the condensed consolidated statement of income for the six-month periods ended November 30, 2012 and 2011 was an unrealized loss of $0.4 million and $2.7 million, respectively.  The unrealized losses were recorded in accumulated other comprehensive income (loss). We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$17.9	$17.6	$36.2	$34.2
Less income attributable to participating shares	(0.7)	(0.7)	(1.3)	(1.3)
Less income attributable to noncontrolling interest	(0.1)	—	(0.2)	—
Net income attributable to AAR available to common shareholders	$17.1	$16.9	$34.7	$32.9

Basic shares:
Weighted average common shares outstanding	38.2	38.7	38.4	38.8

Earnings per share — basic	$0.45	$0.44	$0.90	$0.85

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$17.9	$17.6	$36.2	$34.2
Less income attributable to participating shares	(0.7)	(0.6)	(1.3)	(1.2)
Less income attributable to noncontrolling interest	(0.1)	—	(0.2)	—
Add after-tax interest on convertible debt	1.2	1.5	2.4	2.9
Net income attributable to AAR available to common shareholders	$18.3	$18.5	$37.1	$35.9

Diluted shares:
Weighted average common shares outstanding	38.2	38.7	38.4	38.8
Additional shares from the assumed exercise of stock options	0.1	0.2	—	0.3
Additional shares from the assumed conversion of convertible debt	3.2	4.1	3.2	4.1
Weighted average common shares outstanding — diluted	41.5	43.0	41.6	43.2

Earnings per share — diluted	$0.44	$0.43	$0.89	$0.83

At November 30, 2012 and 2011, respectively, stock options to purchase 1,434,020 shares and 267,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 — Acquisitions

On December 2, 2011, we acquired Telair International GmbH (“Telair”) and Nordisk Aviation Products, AS (“Nordisk”).  Telair is a leader in the design, manufacture and support of cargo loading systems for wide-body and narrow-body aircraft with established positions on the world’s most popular current and next-generation passenger and freighter aircraft.  Telair operates from facilities in Germany, Sweden and Singapore.  Nordisk designs and manufactures heavy duty pallets and lightweight cargo containers for commercial airlines from facilities in Norway and China.  The purchase price of the acquisition was $280.0 million paid at closing, plus or minus a working capital adjustment.  During the fourth quarter of fiscal 2012, the working capital adjustment was finalized, which increased the purchase price to $296.5 million.  The $16.5 million was paid in the first quarter of fiscal 2013.  The businesses operate as part of our Technology Products segment.

During the second quarter, we completed the final purchase price allocation for Telair and Nordisk.  We made an adjustment between goodwill and identified intangibles of $11.0 million as part of the final purchase price allocation.  Our Consolidated Balance Sheet at May 31, 2012 has not been retrospectively adjusted to reflect the adjustments as it is not material.  The results of the final purchase price allocation are as follows:

Cash	$1.5
Accounts receivable	47.1
Inventories	54.5
Prepaid expenses	4.1
Property, plant and equipment	17.0
Deferred tax assets	34.3
Goodwill	103.9
Identified intangibles	120.0
Notes payable	(1.6)
Accounts payable	(14.7)
Deferred tax liabilities	(34.3)
Accrued liabilities	(27.5)
Other long-term liabilities	(7.8)

On October 11, 2011, we acquired Airinmar Holdings Limited (“Airinmar”), a sophisticated repair, outsourcing and warranty claim manager.  Airinmar operates as part of our Aviation Services segment.  Total consideration is estimated to be $43.5 million, which included $23.2 million cash paid at closing, and a potential earn-out payment of $20.3 million.  The potential earn-out payment is based upon Airinmar achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) levels over a two-year period, as well as retaining certain key customers.  In accordance with GAAP, a liability of $20.3 million was recognized as an estimate of the acquisition date fair value of the earn-out and was included in Other non-current liabilities on our consolidated balance sheet as of February 29, 2012.  During the fourth quarter of 2012, this estimate was reduced by $3.4 million and this change in the fair value of the earn-out was recognized in earnings.

During the first quarter of fiscal 2013, we completed the final purchase price allocation for Airinmar and the results are as follows:

Cash	$3.7
Accounts receivable	8.0
Prepaid expenses	0.9
Property, plant and equipment	0.6
Deferred tax assets	5.3
Goodwill	21.6
Identified intangibles	20.8
Accounts payable	(6.7)
Deferred tax liabilities	(5.3)
Accrued liabilities	(5.4)

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 — Program Development Costs

Our Cargo Systems business was selected in June 2005 to provide cargo loading systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  We expect our portion of the revenue from this program to exceed $300 million over the period beginning with the first shipment of the aircraft through fiscal 2021, based on current sales projections for the A400M and expected pricing increases in the cargo loading system to be negotiated with Airbus due to changes in contract specifications.  As of November 30, 2012 and May 31, 2012, we have capitalized, net of reimbursements, $105.5 million and $91.9 million, respectively, of costs associated with the engineering and development of the cargo system.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have made certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system. We are currently engaged in discussions with Airbus to modify the contract as a result of disputes between the parties. These contract modifications may result in reductions in our role and responsibilities as well as reductions in our expected revenues under the contract.  Failure to reach agreement on contract modifications may lead to arbitration of the parties’ disputes under the dispute resolution provisions of the contract. Differences between actual results and our assumptions may result in our not fully recovering some or all of our program development costs, which could adversely affect our operating results and financial condition.

Note 11 —Aircraft Portfolio

Within our Aviation Services segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned.  These aircraft are available for lease or sale to commercial air carriers.

Aircraft Owned through Joint Ventures

As of November 30, 2012, we had ownership interests in 16 aircraft with joint venture partners.  In the second quarter of fiscal 2013, the joint venture partners agreed to sell ten of these aircraft.  As of November 30, 2012 and May 31, 2012, our equity investment in aircraft owned with joint venture partners was approximately $41.8 million and $41.3 million, respectively, and is included in Investment in joint ventures on the condensed consolidated balance sheet.  Included in these amounts are receivables for four aircraft which the joint venture has sold and is financing.  Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50% and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the six-month periods ended November 30, 2012 and 2011, we were paid $0.3 million and $0.4 million, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the condensed consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Sales	$21.3	$12.0	$30.1	$21.5
Income before provision for income taxes	2.6	0.6	5.4	1.2

The joint venture partners sold two aircraft during the second quarter of fiscal 2013 for $13.9 million in revenue.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

	November 30,	May 31,
	2012	2012
Balance sheet information:
Assets	$158.0	$169.6
Debt	65.4	75.6
Members’ capital	87.7	88.8

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we owned two aircraft at November 30, 2012 and at May 31, 2012, for our own account that are considered wholly-owned.  Our investment in the two wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	November 30,	May 31,
	2012	2012
Gross carrying value	$22.9	$25.2
Debt	—	(8.4)
Net AAR investment	$22.9	$16.8

During the six-month period ended November 30, 2012, we paid $8.4 million principal amount of our 7.22% debt due July 19, 2012.

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the 16 aircraft owned with joint venture partners and two wholly-owned aircraft is as follows:

Aircraft Owned through Joint Ventures

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
14	737-400	Various (1)	Malaysia Airlines	Various(2)	Sale/Re-lease
16

Wholly-Owned Aircraft

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	737-300	1997	Small Planet Airlines	2015	Re-lease
1	A320	1997	Donbassaero Airlines	2017	Re-lease
2

(1)   Five aircraft in 1992; six aircraft in 1993; two aircraft in 1994; and one aircraft in 1997

(2)   Ten aircraft in 2013 and four aircraft in 2014.  The joint venture partners have entered into an agreement to sell the ten aircraft with leases ending in fiscal 2013 to Malaysian Airlines which is expected to close during fiscal 2013.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12 — Business Segment Information

Prior to the second quarter of fiscal year 2013, we reported our activities in the following four business segments: Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul and Structures and Systems.  During the second quarter, we changed our segment presentation to reflect the way our Chief Executive Officer now evaluates performance and the way we are organized internally.  We now report our activities in the following two business segments:  Aviation Services and Technology Products.  The new Aviation Services segment includes our former Aviation Supply Chain and Maintenance, Repair and Overhaul segments and most of the former Government and Defense Services segment, and the new Technology Products segment represents our former Structures and Systems business segment and our small shelter integration business, which previously was part of the Government and Defense Services segment.  We have recast all prior periods presented to conform to the new segment presentation.

In conjunction with the change in segments, a goodwill impairment test is required to be performed. We use a two-step process to evaluate goodwill for impairment.  In the first step, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill.  We estimate the fair value of each reporting unit using a valuation technique based on a multiple of earnings or discounted cash flows.  If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment.  In the second step, we would determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of the assets and liabilities other than goodwill.  We then would compare the implied fair value of goodwill to the carrying amount and recognize the difference as an impairment charge.

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

Based on the results of the step one impairment test performed as of November 30, 2012, we determined that the estimated fair value of each reporting unit prepared on a pre and post segment change basis, exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

A description of the products and services of our two business segments, Aviation Services, and Technology Products, is as follows.

Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets.  We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications. The segment also includes repair, maintenance and overhaul of aircraft and landing gear and expeditionary airlift services.  Cost of sales consists principally of the cost of product, direct labor, overhead, aircraft maintenance costs, and the cost of lease revenue (primarily depreciation and insurance).

Sales in the Technology Products segment are derived from the engineering, designing and manufacturing of containers, pallets and shelters used to support the U.S. military’s requirements for a mobile and agile force and system integration services for specialized command and control systems.  The segment also manufactures heavy-duty pallets and lightweight cargo containers for the commercial market, in-plane cargo loading and handling systems for commercial and military applications, and steel and composite machined and fabricated parts, components and sub-systems for various aerospace and defense programs.  Cost of sales consists principally of the cost of product, direct labor and overhead.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2012

(Unaudited)

(Dollars in millions, except per share amounts)

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Sales:
Aviation Services	$390.8	$376.8	$789.0	$773.0
Technology Products	122.0	105.2	274.3	194.5
	$512.8	$482.0	$1,063.3	$967.5

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Gross profit:
Aviation Services	$67.4	$64.1	$128.8	$126.8
Technology Products	20.0	14.5	48.9	27.5
	$87.4	$78.6	$177.7	$154.3

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Segment gross profit	$87.4	$78.6	$177.7	$154.3
Selling, general and administrative	(50.8)	(44.6)	(104.1)	(87.7)
Earnings from joint ventures	1.2	0.3	2.6	0.5
Loss on extinguishment of debt	(0.1)	—	(0.3)	—
Interest expense	(10.8)	(7.8)	(21.4)	(15.3)
Interest income	0.3	0.3	0.7	0.4
Income before provision for income taxes	$27.2	$26.8	$55.2	$52.2

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

General Overview

Prior to the second quarter of fiscal year 2013, we reported our activities in the following four business segments: Aviation Supply Chain; Maintenance, Repair and Overhaul; Government and Defense Services and Structures and Systems.  During the second quarter, we changed our segment presentation to reflect the way our Chief Executive Officer now evaluates performance and the way we are organized internally.  We now report our activities in the following two business segments:  Aviation Services and Technology Products.  The new Aviation Services segment includes our former Aviation Supply Chain and Maintenance, Repair and Overhaul segments and most of the former Government and Defense Services segment, and the new Technology Products segment represents our former Structures and Systems segment and our small shelter integration business, which previously was part of the Government and Defense Services segment.  We have recast all prior periods presented to conform to the new segment presentation.

The table below sets forth consolidated sales for our two business segments for the three- and six-month periods ended November 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Sales:
Aviation Services	$390.8	$376.8	$789.0	$773.0
Technology Products	122.0	105.2	274.3	194.5
	$512.8	$482.0	$1,063.3	$967.5

During the first six months of fiscal 2013, sales to commercial customers increased 26.5% compared to the prior year and represented 59% of consolidated sales.  Commercial sales growth during the first six months of fiscal 2013 was primarily driven by the inclusion of sales at Telair International GmbH (“Telair”) and Nordisk Aviation Products, AS (“Nordisk”).  In addition, we had strong organic growth at our airframe maintenance centers, parts supply and engineering services businesses.  The prior year included approximately $49.0 million in aircraft sales.  There were no aircraft sales in the first six months of the current fiscal year.

During the first six months of fiscal 2013, sales to global government and defense customers decreased 7.3% compared to the prior year and for the six months ended November 30, 2012 represented 41% of consolidated sales.  Overall sales to government and defense customers declined due to expected lower logistics programs activity and lower volumes at our mobility products business, partially offset by increased sales at our Airlift business.

Defense funding is currently facing pressure due to U.S. budget deficit challenges.  Congress has enacted the Budget Control Act of 2011 (“BCA”) which reduces defense spending by a minimum of $487 billion over a ten-year period starting in government fiscal year 2012.  Under the BCA, an automatic sequestration process was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget.  The sequestration is scheduled to commence on January 2, 2013, absent legislative or other remedial action.  Of the $1.2 trillion in reduced spending required by sequestration over the ten-year period beginning in government fiscal 2013, approximately $50 billion per year would be borne by the Department of Defense.  Whether or not sequestration goes into effect, we expect the defense budget will be reduced, which may adversely affect our business selling products and services to the Department of Defense.

Results of Operations

Three-Month Period Ended November 30, 2012

Consolidated sales for the second quarter ended November 30, 2012 increased $30.8 million or 6.4% compared to the prior year period.  Sales to commercial customers increased 28.3% compared to the prior year due to sales from the newly acquired businesses, Telair and Nordisk.  In addition, we had strong organic growth at our airframe maintenance centers, parts supply and engineering services businesses.  Sales to government and defense customers decreased 15.4% compared to the prior year.  We had very strong sales growth in our Airlift business, however, overall sales to government and defense customers declined due to expected lower logistics programs activity and lower volumes at our mobility products business.

In the Aviation Services segment, sales increased $14.0 million or 3.7% over the prior year.  The sales increase was driven by a component repair contract executed in the fourth quarter of fiscal 2012, the favorable impact on sales of fleet utilization improvement and increased flight hours at Airlift, the engineering services business and market share gains at our airframe maintenance centers.  The sales increases were partially offset by weaker sales in our defense logistics business due to lower program activity.  The second quarter of the prior year also included two aircraft sales which had contributed $15.7 million in sales.  There were no aircraft sales in the second quarter of the current fiscal year.

The gross profit in the Aviation Services segment increased $3.3 million or 5.1%, and the gross profit margin percentage increased to 17.2% from 17.0% in the prior year.  This increase was primarily due to the improved rate of fully mission critical fixed and rotary wing aircraft and increased flight hours at AAR Airlift, improved operational efficiencies and increased volume at our MRO airframe centers.

In the Technology Products segment, sales increased $16.8 million or 16.0% over the prior year due to the inclusion of Telair and Nordisk, which contributed $57.5 million of revenue during the quarter.  This increase in sales was partially offset by a $39.6 million decline in sales in our mobility business primarily driven by the completion of a large contract and lower demand on certain other programs as the Department of Defense has reduced spending for types of products we produce.

The gross profit in the Technology Products segment increased $5.5 million or 37.9% and the gross profit margin percentage increased to 16.4% from 13.8% in the prior year.  The margin percentage improvement resulted from the benefit of higher margins in the acquired companies offset by the decline in our high margin mobility business.

Selling, general and administrative expenses increased $6.2 million or 13.9% due to the inclusion of the three acquired companies, partially offset by acquisition expenses that were in the prior year.  Operating income increased $3.5 million or 10.2% compared with the prior year primarily due to the increase in sales and the gross profit margin.  Net interest expense increased $3.0 million or 40.0% compared to the prior year primarily due to the $175.0  million 7.25% Senior Notes issued in January 2012 to fund the fiscal 2012 acquisitions.  Our effective income tax rate was approximately 34.5% for both fiscal year second quarters.

Net income was $17.8 million compared to $17.6 million in the prior year due to the factors discussed above.

Six-Month Period Ended November 30, 2012

Consolidated sales for the six months ended November 30, 2012 increased $95.8 million or 9.9% compared to the prior year period.  Sales to commercial customers increased 26.5% compared to the prior year due to sales from the newly acquired businesses, Telair and Nordisk.  In addition, we had strong organic growth at our airframe maintenance centers, parts supply and engineering services businesses.  Sales to government and defense customers decreased 7.3% compared to the prior year.  We had strong sales growth in our Airlift business, however, overall sales to government and defense customers declined due to lower logistics programs activity and expected lower volumes at our mobility products business.

In the Aviation Services segment, sales increased $16.0 or 2.1% over the prior year.  The sales increase was primarily driven by a component repair contract executed in the fourth quarter of fiscal 2012, the favorable impact on sales of fleet utilization improvement and increased flight hours at Airlift, the engineering services business and market share gains at our airframe maintenance centers.  These sales increases were offset by weaker part sales in our defense logistics business.  In addition, the prior year we sold four aircraft which contributed to approximately $49.0 million in aircraft sales.

The gross profit in the Aviation Services segment increased $2.0 million or 1.6%, and the gross profit margin percentage decreased to 16.3% from 16.4% in the prior year.  The increase in gross profit was due to the increase in sales and the slight decline in the gross profit margin percentage was due to mix.

In the Technology Products segment, sales increased $79.8 million or 41.0% over the prior year due to the inclusion of Telair and Nordisk, which contributed $114.3 million of revenue during the first six months.  These sales were partially offset by reduced sales in our mobility products business primarily driven by the completion of a large contract and lower demand on certain other programs as the Department of Defense has reduced spending for the types of products we produce.

Gross profit in the Technology Products segment increased $21.4 million or 77.8% and the gross profit margin percentage increased to 17.8% from 14.1% in the prior year.  The increase in gross profit margin percentage was primarily due to improved product mix resulting from the acquisitions.  The increase was partially offset by a decline in gross profit in our mobility and cargo businesses due to weaker sales.

Selling, general and administrative expenses increased $16.4 million or 18.7% due to the inclusion of the three acquired companies.  Operating income increased $9.1 million or 13.6% compared with the prior year primarily due to the increase in sales and improved gross profit.  Net interest expense increased $5.8 million or 38.9% compared to the prior year primarily due to the 7.25% Senior Notes issued in January 2012 to fund the recent acquisitions.  Our effective income tax rate was approximately 34.5% for the first six months of both years.

Net income was $36.0 million compared to $34.2 million in the prior year due to the factors discussed above.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met through the generation of cash from operations.  Periodically, we may raise capital through the issuance of common stock and debt financing in the public and private markets.  In addition to these cash sources, our current capital resources include an unsecured credit facility, as well as a separate secured credit facility.  We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.  Under our universal shelf registration statement filed with the Securities and Exchange Commission that became effective May 4, 2012, we registered an indeterminate number of principal amount of shares of common stock, shares of preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units which may be sold from time to time, subject to market conditions.

At November 30, 2012, our liquidity and capital resources included cash of $69.2 million and working capital of $627.1 million.  We have an agreement with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”), providing for an unsecured revolving credit facility of $580.0 million that we can draw upon for general corporate purposes.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to

$100.0 million, not to exceed $680.0 million in total.  The Credit Agreement expires on April 12, 2016.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Credit Agreement at November 30, 2012 were $300.0 million, and there was approximately $25.5 million of outstanding letters of credit which reduced the availability of this facility to $254.5 million.  There are no other terms or covenants limiting the availability of this facility.  We also have $4.5 million available under a foreign line of credit.

In addition to our unsecured Credit Agreement, we have a $65.0 million secured revolving credit facility with The Huntington National Bank (the “Huntington Loan Agreement”).  Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us.  The Huntington Loan Agreement expires on April 23, 2015.  Borrowings bear interest at LIBOR plus 325 basis points.  As of November 30, 2012, $29.3 million was outstanding under this agreement resulting in $35.7 million remaining available.  There are no other terms or covenants limiting the availability of this facility.

On December 20, 2012, we commenced an offer to exchange the outstanding unregistered 7.25% Senior Notes due 2022, which were issued in an exempt offering on January 23, 2012, for substantially identical notes that have been registered under the Securities Act of 1933.  These notes are now fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of our existing domestic and foreign subsidiaries.

We are in compliance with all financial covenants under each of our financing arrangements.

Cash Flows from Operating Activities

During the six-month period ended November 30, 2012, our cash flow from operations was $60.3 million primarily as a result of net income, aggregate depreciation and amortization of $63.8 million and the reduction in accounts receivable due primarily to the reduction in the mobility business sales.  These positive impacts were partially offset by an increase in inventory levels to support future customer requirements and programs, other program costs and a decrease in accounts payable associated with the mobility business decline.

The cash flow from operations grew $55.5 million from the prior year six-month period due to lower investments in inventory, program and overhaul costs.

Cash Flows from Investing Activities

During the six-month period ended November 30, 2012, our investing activities used $24.8 million of cash.  The cash outflow related to capital expenditures of $19.1 million, which mainly relates to helicopters and other equipment purchases in our Aviation Services segment, and a $16.5 million final payment for the acquisition of Telair and Nordisk.  These cash outflows were partially offset by proceeds from the sale of equipment.  We have significantly reduced our cash outflows related to investing activities from the prior year primarily due to a decrease in our capital expenditures in all of our businesses as we focus on the generation of cash.

Cash Flows from Financing Activities

During the six-month period ended November 30, 2012, our financing activities used $35.3 million of cash primarily due to a net reduction in borrowing, the repurchase of common stock under or share purchase program and payment of dividends.  In the prior year we had a cash inflow primarily due to increased borrowings.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the second quarter of fiscal 2013.

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

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would decrease our earnings by approximately $2 million.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2012.  There were no significant changes during the quarter ended November 30, 2012.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2012, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2012, except for the following updated risk factor:

Significant cost issues may develop in connection with the A400M cargo loading system.

Our Cargo Systems business was selected in June 2005 to provide cargo loading systems for the Airbus A400M Military Transport Aircraft (“A400M”).  We have incurred, and are expected to continue to incur, significant development costs in connection with this program. Under our contract with Airbus and based on sales projections provided by Airbus, our revenue on the cargo loading systems is expected to exceed $300 million.  We are currently engaged in discussions with Airbus to modify the contract as a result of disputes between the parties. These contract modifications may result in reductions in our role and responsibilities as well as reductions in our expected revenues under the contract.  Failure to reach agreement on contract modifications may lead to arbitration of the parties’ disputes under the dispute resolution provisions of the contract.

Based on the foregoing, we may not be able to recover some or all of our development costs, which could adversely affect our operating results and financial condition, under certain circumstances, including the following: (i) the A400M program experiences significant additional delivery delays or order cancellations; (ii) we fail to achieve expected pricing increases in the cargo loading systems; (iii) we fail to deliver the system in accordance with contract specifications; (iv) the parties fail to reach agreement on modifications to the contract; or (v) the contract is amended to change our role and responsibilities for the cargo loading systems.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information about purchases we made during the quarter ended November 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
9/1/2012 — 9/30/2012	85,000	$16.44	85,000
10/1/2012 — 10/31/2012	98,155	$15.97	60,000
11/1/2012 — 11/30/2012	97	$14.30	—
Total	183,252	$16.19	145,000	$41,540,353

(1) These amounts include share repurchases pursuant to our stock repurchase plan, shares surrendered by employees in payment of the exercise price of stock options, and shares related to a bond hedge and warrants associated with convertible bond repurchases.

(2)  Our common stock repurchase plan was approved by our Board of Directors on June 14, 2012.  As of November 30, 2012, $41.5 million of the original $50.0 million of our outstanding shares of Common Stock are still available for repurchase on the open market or in private transactions.  This program does not have an expiration date.

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

AAR CORP.
(Registrant)

Date:	December 21, 2012	/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

4.	Instruments defining the rights of security holders	4.1

First Supplemental Indenture dated November 30, 2012 to the Indenture dated as of January 23, 2012, governing the 7.25% Senior Notes due 2022, by and among AAR, certain subsidiary guarantors identified therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed on December 5, 2012, File No. 333-185250)

		4.2	Form of 7.25% Note due 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 filed on December 5, 2012, File No. 333-185250).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated December 21, 2012 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated December 21, 2012 of Michael J. Sharp, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated December 21, 2012 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated December 21, 2012 of Michael J. Sharp, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2012 and May 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended November 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2012 and 2011 (iv) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2012 and 2011, (v) Condensed Consolidated Statement of Changes in Equity for the six months ended November 30, 2012 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.