Form 10-Q
period 2013-02-28
AAR CORP
filed 2013-03-22
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

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

As of February 28, 2013, there were 39,733,395 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2013

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2013 and May 31, 2012

(In millions, except share data)

	February 28,	May 31,
	2013	2012
	(Unaudited)

Assets:
Current assets:
Cash	$47.4	$67.7
Accounts receivable, less allowances of $6.7 and $8.2, respectively	302.4	302.1
Inventories	488.3	461.2
Rotable spares and equipment on or available for short-term lease	133.5	138.6
Deposits, prepaids and other	61.1	71.1
Deferred tax assets	43.4	22.6
Total current assets	1,076.1	1,063.3

Property, plant and equipment, net of accumulated depreciation of $340.0 and $298.4, respectively	363.8	382.9

Other assets:
Goodwill	256.4	262.6
Intangible assets, net of accumulated amortization of $43.6 and $34.1, respectively	161.1	155.0
Equipment on long-term lease	66.5	73.1
Investment in joint ventures	36.0	49.9
Other	257.1	208.9
	777.1	749.5
	$2,217.0	$2,195.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2013 and May 31, 2012

(In millions, except share data)

	February 28,	May 31,
	2013	2012
	(Unaudited)

Liabilities and equity:
Current liabilities:
Short-term debt	$0.6	$0.6
Current maturities of long-term debt	21.6	122.2
Accounts and trade notes payable	178.4	201.4
Accrued liabilities	162.2	149.0
Total current liabilities	362.8	473.2

Long-term debt, less current maturities	700.6	669.4
Deferred tax liabilities	161.2	115.9
Other liabilities and deferred income	67.7	71.2
	929.5	856.5

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,703,137 and 44,849,196 shares at cost, respectively	44.7	44.8
Capital surplus	428.5	423.6
Retained earnings	587.3	541.8
Treasury stock, 4,969,742 and 4,576,368 shares at cost, respectively	(94.3)	(90.4)
Accumulated other comprehensive loss	(42.2)	(55.2)
Total AAR shareholders’ equity	924.0	864.6
Noncontrolling interest	0.7	1.4
Total equity	924.7	866.0
	$2,217.0	$2,195.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended February 28/29, 2013 and 2012

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2013	2012	2013	2012
Sales:
Sales from products	$289.7	$363.9	$909.0	$1,014.6
Sales from services	230.5	170.3	674.5	487.1
	520.2	534.2	1,583.5	1,501.7
Cost and operating expenses:
Cost of products	262.3	309.9	801.8	881.3
Cost of services	181.7	137.4	527.8	379.2
Selling, general and administrative	41.8	51.2	145.9	138.9
	485.8	498.5	1,475.5	1,399.4
Earnings from joint ventures	3.2	0.1	5.8	0.6
Operating income	37.6	35.8	113.8	102.9
Loss on extinguishment of debt	—	—	(0.3)	—
Interest expense	(10.2)	(10.7)	(31.6)	(26.0)
Interest income	0.4	0.5	1.1	0.9
Income before provision for income taxes	27.8	25.6	83.0	77.8
Provision for income taxes	9.3	4.8	28.3	22.8
Net income attributable to AAR and noncontrolling interest	18.5	20.8	54.7	55.0
Income attributable to noncontrolling interest	0.1	0.2	0.3	0.2
Net income attributable to AAR	$18.4	$20.6	$54.4	$54.8

Earnings per share — basic	$0.47	$0.51	$1.37	$1.36
Earnings per share — diluted	$0.46	$0.50	$1.35	$1.33

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 28/29, 2013 and 2012

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2013	2012	2013	2012
Net income attributable to AAR and noncontrolling interest	$18.5	$20.8	$54.7	$55.0
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax	0.7	5.4	13.0	4.6
Derivative instruments unrealized gain (loss), net of tax expense (benefit) of $0.2 and ($0.3) for the three months ended February 28, 2013 and February 29, 2012, respectively, and $0 and ($1.8) for the nine months ended February 28, 2013 and February 29, 2012, respectively	0.4	(0.6)	—	(3.3)
Total other comprehensive income, net of tax	1.1	4.8	13.0	1.3
Comprehensive income	19.6	25.6	67.7	56.3
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(0.2)	(0.3)	(0.2)
Comprehensive income attributable to AAR	$19.5	$25.4	$67.4	$56.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28/29, 2013 and 2012

(Unaudited)

(In millions)

	Nine Months Ended
	February 28/29,
	2013	2012
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$54.7	$55.0
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	60.4	51.6
Amortization of stock-based compensation	8.0	9.9
Amortization of debt discount	8.1	9.9
Amortization of overhaul costs	20.6	4.9
Deferred tax provision	23.0	15.5
Earnings from joint ventures	(5.8)	(0.6)
Changes in certain assets and liabilities:
Accounts and notes receivable	1.5	10.1
Inventories	(21.5)	(57.0)
Rotable spares and equipment on or available for short-term lease	5.0	9.8
Equipment on long-term lease	0.8	17.5
Accounts and trade notes payable	(24.1)	9.4
Accrued and other liabilities	11.1	(15.3)
Other, primarily program and overhaul costs	(54.0)	(102.5)
Net cash provided from operating activities	87.8	18.2

Cash flows used in investing activities:
Property, plant and equipment expenditures	(23.9)	(62.7)
Proceeds from sale of equipment	11.8	4.1
Payments for acquisitions	(16.5)	(298.1)
Proceeds from aircraft joint ventures	15.4	1.6
Other	(0.7)	(6.0)
Net cash used in investing activities	(13.9)	(361.1)

Cash flows (used in) provided from financing activities:
Proceeds from borrowing	32.3	385.1
Reduction in borrowing	(109.3)	(19.3)
Reduction in equity due to convertible bond repurchases	(0.5)	—
Cash dividends	(9.9)	(9.1)
Purchase of treasury stock	(8.4)	(3.7)
Stock option exercises	0.8	2.9
Tax benefits from exercise of stock options	0.1	0.9
Other	(0.6)	(12.9)
Net cash (used in) provided from financing activities	(95.5)	343.9
Effect of exchange rate changes on cash	1.3	0.9
(Decrease) increase in cash and cash equivalents	(20.3)	1.9
Cash and cash equivalents, beginning of period	67.7	57.4
Cash and cash equivalents, end of period	$47.4	$59.3

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Nine Months Ended February 28, 2013

(Unaudited)

(In millions)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2012	$44.8	$423.6	$541.8	$(90.4)	$(55.2)	$864.6	$1.4	$866.0
Net income	—	—	54.4	—	—	54.4	0.3	54.7
Cash dividends	—	—	(8.9)	—	—	(8.9)	(1.0)	(9.9)
Exercise of stock options and stock awards	—	2.1	—	1.3	—	3.4	—	3.4
Restricted stock activity	(0.1)	2.3	—	3.2	—	5.4	—	5.4
Repurchase of shares	—	—	—	(8.4)	—	(8.4)	—	(8.4)
Equity portion of convertible debt issuance	—	0.5	—	—	—	0.5	—	0.5
Other comprehensive income, net of tax	—	—	—	—	13.0	13.0	—	13.0
Balance, February 28, 2013	$44.7	$428.5	$587.3	$(94.3)	$(42.2)	$924.0	$0.7	$924.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2013

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2013, the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three- and nine-month periods ended February 28, 2013 and February 29, 2012, the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2013 and February 29, 2012 and the condensed consolidated statement of changes in equity for the nine-month period ended February 28, 2013.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Included in accounts receivable as of February 28, 2013 and May 31, 2012, are $31.4 million and $36.2 million, respectively, of unbilled accounts receivable related to our KC10 supply agreement.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not approved and issued the final paperwork necessary to allow for billing.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

In addition to the unbilled accounts receivable, included in Other on the condensed consolidated balance sheet as of February 28, 2013 and May 31, 2012, are $35.8 million and $27.9 million, respectively, of costs in excess of amounts billed for the same KC10 supply agreement.  We expect to recover costs in excess of amounts billed through future billings over the life of the program.

Note 3 — Accounting for Stock-Based Compensation

Stock Options

In July 2012, as part of our annual long-term stock incentive compensation, we granted 958,180 stock options to eligible employees at an exercise price of $12.90 and fair value of $4.6 million. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	February 28/29,
	2013	2012
Risk-free interest rate	0.6%	1.5%
Expected volatility of common stock	51%	46%
Dividend yield	2.3%	1.0%
Expected option term in years	5.4	5.7

The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2013 and February 29, 2012 was $0.3 million and $3.3 million, respectively.   Expense charged to operations for stock options was $1.0 million and $1.1 million during the third quarters of fiscal years 2013 and 2012, respectively, and $2.6 million and $3.3 million during the nine months ended February 28, 2013 and February 29, 2012, respectively.

Restricted Stock

In July 2012, as part of our annual long-term stock incentive compensation, we granted 53,280 shares of performance-based restricted stock and 65,780 restricted shares to eligible employees.  The grant date fair value per share was $12.90.  We also granted 45,000 restricted shares to members of the Board of Directors with a grant date fair value per share of $11.56.  Expense charged to operations for restricted stock was $2.3 million and $2.7 million during the third quarters of fiscal years 2013 and 2012, respectively, and $5.4 million and $6.6 million during the nine months ended February 28, 2013 and February 29, 2012, respectively.

Note 4 — Inventory

The summary of inventories is as follows:

	February 28,	May 31,
	2013	2012
Raw materials and parts	$96.2	$101.3
Work-in-process	85.7	64.7
Purchased aircraft, parts, engines and components held for sale	306.4	295.2
	$488.3	$461.2

Note 5 — Supplemental Cash Flow Information

	Nine Months Ended
	February 28/29,
	2013	2012
Interest paid	$24.7	$11.9
Income taxes paid	20.2	8.5
Income tax refunds received	5.9	5.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

Note 6 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 28,	May 31,
	2013	2012

Revolving credit facility expiring April 12, 2016 with interest payable monthly	$305.0	$280.0
Revolving credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	27.4	33.0
Revolving credit facility subject to annual review in March with interest payable quarterly	0.6	0.6
Note payable due July 19, 2012 with interest at 7.22%, payable monthly	—	8.4
Note payable due March 15, 2014 with floating interest rate, payable monthly	1.6	2.6
Note payable due March 9, 2017 with floating interest rate, payable quarterly	40.0	50.0
Note payable due January 15, 2022 with interest at 7.25%, payable semi-annually on January 15 and July 15	172.2	172.1
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 with interest at 5.01%	11.0	11.0
Convertible notes payable due March 1, 2014 with interest at 1.625%, payable semi-annually on March 1 and September 1	65.0	68.5
Convertible notes payable due February 1, 2015 with interest at 1.75%, payable semi-annually on February 1 and August 1	29.3	—
Convertible notes payable due March 1, 2016 with interest at 2.25%, payable semi-annually on March 1 and September 1	43.0	46.1
Convertible notes payable due February 1, 2026 with interest at 1.75%, payable semi-annually on February 1 and August 1	2.7	94.9
Industrial revenue bond (secured by trust indenture on property, plant and equipment) due August 1, 2018 with floating interest rate, payable monthly	25.0	25.0
Total debt	722.8	792.2
Current maturities of debt	(22.2)	(122.8)
Long-term debt	$700.6	$669.4

During the third quarter of fiscal 2013, pursuant to the terms of the indenture, certain holders of our 1.75% Convertible Senior Notes due 2026 (the “Securities”) exercised the right to surrender their Securities for purchase by us (the “Put Option”).  The Put Option entitled each holder of the Securities to surrender to us for purchase all or any part of such holder’s Securities at a purchase price equal to 100% of the principal amount, plus accrued interest.  The aggregate purchase price including principal, accrued and unpaid interest for the Securities surrendered for purchase pursuant to the Put Option was $63.6 million.  The purchases were funded primarily by cash on hand and free cash flow.

On February 14, 2013, we completed an exchange agreement with an institutional holder to exchange $22.7 million aggregate principal amount of the Securities, plus cash in the amount of $7.3 million for a new $30.0 million convertible note (the “New Note”).  The New Note was issued in a private placement, is subject to customary resale restrictions, and has no registration rights.  The New Note matures on February 1, 2015 unless redeemed earlier by us with a 30 days’ notice to the holder at a call price reflecting a yield to maturity of 3.75% from inception.  We may redeem the New Note at any time before February 1, 2014 in the event of a change in control or at any time from February 1, 2014 through February 1, 2015 with a call price at maturity of 104.038.  Upon conversion, the holder of the New Note shall be entitled to receive only cash and not shares of common stock.  The New Note bears interest at a coupon rate of 1.75% per year, payable semi-annually on February 1 and August 1.

Those holders that did not surrender their Securities for purchase pursuant to the Put Option retained the right to convert their Securities, subject to the terms, conditions and adjustments applicable to the Securities.  At February 28, 2013, the Securities remaining outstanding were $2.7 million.  We expect to repurchase the remaining portion during the fourth quarter of fiscal 2013.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

During the nine-month period ended February 28, 2013, we repurchased $6.4 million par value of our 1.625% convertible notes due March 1, 2014, $5.5 million par value of our 2.25% convertible notes due March 1, 2016 and $11.0 million par value of our 1.75% convertible notes due February 1, 2026.  The 1.625% notes, 2.25% notes and 1.75% notes were repurchased for $6.1 million, $4.9 million and $11.0 million cash, respectively, with a total loss of $0.3 million after consideration of unamortized discount and debt issuance costs.  The losses on the debt repurchases for the 1.625%, 2.25% and 1.75% convertible notes are recorded in Loss on extinguishment of debt on the condensed consolidated statements of income.

During the nine-month period ended February 28, 2013, we paid $8.4 million principal amount of our 7.22% notes payable due July 19, 2012.

At February 28, 2013, the face value of our debt was $736.5 million and the estimated fair value was approximately $743.8 million.  The fair value amounts of our long-term debt securities are estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  The debt is classified as Level 2 in the fair value hierarchy.

On January 22, 2013, we exchanged all of the outstanding unregistered 7.25% Senior Notes due 2022, which we issued in an exempt offering on January 23, 2012, for substantially identical notes that were registered under the Securities Act of 1933.   These notes are now fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of our existing domestic and foreign subsidiaries.

We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital and minimum net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters.  We are in compliance with all financial covenants under our financing arrangements.

Convertible Notes

As of February 28, 2013 and May 31, 2012, the long-term debt and equity components (recorded in capital surplus, net of income tax benefit) consisted of the following:

	February 28,	May 31,
	2013	2012
Long-term debt:
Principal amount	$150.9	$229.3
Unamortized discount	(10.9)	(19.8)
Net carrying amount	$140.0	$209.5

Equity component, net of tax	$75.3	$74.8

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an effective rate of 6.82% for our 1.625% convertible notes, 5.00% for our 1.75% convertible notes due February 1, 2015 and 7.41% for our 2.25% convertible notes.  For our 1.625%, 1.75% and 2.25% convertible notes, the discount is being amortized through their respective maturity dates of March 1, 2014, February 1, 2015 and March 1, 2016. For our 1.75% convertible notes due February 1, 2026, the discount was amortized through February 1, 2013, which was the first put date for those notes.

As of February 28, 2013 and February 29, 2012, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

The interest expense associated with the convertible notes was as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2013	2012	2013	2012
Coupon interest	$0.8	$1.3	$2.8	$3.7
Amortization of deferred financing fees	0.1	0.2	0.4	0.6
Amortization of discount	2.3	3.3	7.9	9.8
Interest expense related to convertible notes	$3.2	$4.8	$11.1	$14.1

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

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of February 28, 2013, all of our derivative instruments were classified as cash flow hedges.  The fair value of the interest rate swap and interest cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

We record the fair value of assets and liabilities in accordance with the hierarchy established by the authoritative guidance for fair value measurements. The fair value of our interest rate derivatives are classified as Level 2, which refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The following table summarizes the classification and fair values of our interest rate derivative instruments reported in the condensed consolidated balance sheet as of February 28, 2013.

		Derivative	Derivative
Derivatives designated		Assets	Liabilities
as hedging instruments	Balance Sheet Classification	February 28, 2013	February 28, 2013
Interest rate cap	Long-term assets	$0.1	$—
Interest rate swap	Long-term liabilities	—	(4.4)

		Derivative	Derivative
Derivatives designated		Assets	Liabilities
as hedging instruments	Balance Sheet Classification	May 31, 2012	May 31, 2012
Interest rate cap	Long-term assets	$0.2	$—
Interest rate swap	Long-term liabilities	—	(4.5)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement on the condensed consolidated statement of comprehensive income for the three-month periods ended February 28, 2013 and February 29, 2012 was an unrealized gain of $0.4 million and an unrealized loss of $0.9 million, respectively.   The impact of the interest rate swap and interest cap agreement on the condensed consolidated statement of comprehensive income for the nine-month periods ended February 28, 2013 and February 29, 2012 was zero and an unrealized loss of $5.1 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

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

February 28, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2013 and February 29, 2012.

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2013	2012	2013	2012
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$18.5	$20.8	$54.7	$55.0
Less income attributable to participating shares	(0.7)	(0.8)	(2.0)	(2.1)
Less income attributable to noncontrolling interest	(0.1)	(0.2)	(0.3)	(0.2)
Net income attributable to AAR available to common shareholders	$17.7	$19.8	$52.4	$52.7

Basic shares:
Weighted average common shares outstanding	38.2	38.7	38.4	38.8

Earnings per share — basic	$0.47	$0.51	$1.37	$1.36

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$18.5	$20.8	$54.7	$55.0
Less income attributable to participating shares	(0.6)	(0.7)	(1.9)	(1.9)
Less income attributable to noncontrolling interest	(0.1)	(0.2)	(0.3)	(0.2)
Add after-tax interest on convertible debt	0.8	1.6	3.2	4.5
Net income attributable to AAR available to common shareholders	$18.6	$21.5	$55.7	$57.4

Diluted shares:
Weighted average common shares outstanding	38.2	38.7	38.4	38.8
Additional shares from the assumed exercise of stock options	0.2	0.2	—	0.2
Additional shares from the assumed conversion of convertible debt	2.2	4.1	2.9	4.1
Weighted average common shares outstanding — diluted	40.6	43.0	41.3	43.1

Earnings per share — diluted	$0.46	$0.50	$1.35	$1.33

At February 28, 2013 and February 29, 2012, respectively, stock options to purchase 888,536 shares and 260,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2013

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

During the second quarter of fiscal 2013, we completed the final purchase price allocation for Telair and Nordisk.  We made an adjustment between goodwill and identified intangibles of $11.0 million as part of the final purchase price allocation.  Our balance sheet at May 31, 2012 has not been retrospectively adjusted to reflect the adjustment as it is not material.  The results of the final purchase price allocation are as follows:

Cash	$1.5
Accounts receivable	47.1
Inventories	54.5
Prepaid expenses	4.1
Property, plant and equipment	17.0
Deferred tax assets	34.3
Goodwill	103.9
Identified intangibles	120.0
Notes payable	(1.6)
Accounts payable	(14.7)
Deferred tax liabilities	(34.3)
Accrued liabilities	(27.5)
Other long-term liabilities	(7.8)

On October 11, 2011, we acquired Airinmar Holdings Limited (“Airinmar”), a sophisticated repair, outsourcing and warranty claim manager.  Airinmar operates as part of our Aviation Services segment.  Total consideration was estimated to be $43.5 million, which included $23.2 million cash paid at closing, and a potential earn-out payment of $20.3 million.  The potential earn-out payment was to be based upon Airinmar achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) levels over a two-year period, as well as retaining certain key customers.  In accordance with GAAP, a liability of $20.3 million was recognized as an estimate of the acquisition date fair value of the earn-out and was included in Other liabilities and deferred income on our consolidated balance sheet as of February 29, 2012.   During the fourth quarter of 2012, this estimate was reduced by $3.4 million and this change in the fair value of the earn-out was recognized in earnings.  During the third quarter of fiscal 2013, we agreed with Airinmar to a $4.6 million final settlement for the earn-out.  The $9.0 million change in the fair value of the earn-out liability was recognized in earnings.  We expect the settlement payment to be made during the fourth quarter of fiscal 2013.

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

February 28, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 — Program Development Costs

Our Cargo Systems business was selected in June 2005 to provide cargo loading systems for the new Airbus A400M Military Transport Aircraft (“A400M”).  We expect our portion of the revenue from this program to exceed $300 million over the period beginning with the first shipment of the aircraft through fiscal 2021, based on current sales projections for the A400M and expected pricing increases in the cargo loading system to be negotiated with Airbus due to changes in contract specifications.  As of February 28, 2013 and May 31, 2012, we have capitalized, net of reimbursements, $125.4 million and $91.9 million, respectively, of costs associated with the engineering and development of the cargo system.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have made certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  We are currently engaged in discussions with Airbus to modify the contract as a result of disputes between the parties. These contract modifications may result in reductions in our role and responsibilities as well as reductions in our expected revenues under the contract.  Failure to reach agreement on contract modifications may lead to arbitration of the parties’ disputes under the dispute resolution provisions of the contract.  Differences between actual results and our assumptions may result in our not fully recovering some or all of our program development costs, which could adversely affect our operating results and financial condition.

Note 11 —Aircraft Portfolio

Within our Aviation Services segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned.  These aircraft are available for lease or sale to commercial air carriers.

Aircraft Owned through Joint Ventures

As of February 28, 2013, we had ownership interests in four aircraft with joint venture partners.  As of February 28, 2013 and May 31, 2012, our equity investment in aircraft owned with joint venture partners was approximately $26.7 million and $41.3 million, respectively, and is included in Investment in joint ventures on the condensed consolidated balance sheet.  Included in these amounts are notes receivables for six aircraft which the joint ventures have sold.  Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting.  Our membership interest in each of these limited liability companies is 50%, and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft.  Aircraft are purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis.  Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies.  For the nine-month periods ended February 28, 2013 and February 29, 2012, we were paid $0.4 million and $0.5 million, respectively, for such services.  The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

Distributions from joint ventures are classified as operating or investing activities in the condensed consolidated statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution.

Summarized financial information for these limited liability companies is as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2013	2012	2013	2012
Sales	$83.0	$7.6	$113.1	$29.1
Income before provision for income taxes	6.7	0.4	12.1	1.5

During the third quarter of fiscal 2013, the joint ventures partners sold ten aircraft for $64.0 million and during the second quarter the joint venture partners sold two aircraft for $13.9 million.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

	February 28,	May 31,
	2013	2012
Balance sheet information:
Assets	$93.5	$169.6
Debt	29.4	75.6
Members’ capital	60.5	88.8

Wholly-Owned Aircraft

In addition to the aircraft owned with joint venture partners, we owned two aircraft at February 28, 2013 and at May 31, 2012, for our own account that are considered wholly-owned.  Our investment in the two wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	February 28,	May 31,
	2013	2012
Gross carrying value	$22.3	$25.2
Debt	—	(8.4)
Net AAR investment	$22.3	$16.8

During the nine-month period ended February 28, 2013, we paid $8.4 million principal amount of our 7.22% note due July 19, 2012.

Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the four aircraft owned with joint venture partners and two wholly-owned aircraft is as follows:

Aircraft Owned through Joint Ventures

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
2	737-400	1993 and 1997	Malaysia Airlines	2013	Sale/Re-lease
4

Wholly-Owned Aircraft

		Year		Lease Expiration	Post-Lease
Quantity	Aircraft Type	Manufactured	Lessee	Date (FY)	Disposition
1	737-300	1997	Small Planet Airlines	2015	Re-lease
1	A320	1997	Available	—	Re-lease
2

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

previously was part of the Government and Defense Services segment.  We have recast all prior periods presented to conform to the new segment presentation.

In conjunction with the change in segments, a goodwill impairment test was required to be performed. We used a two-step process to evaluate goodwill for impairment.  In the first step, we compared the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill.  We estimated the fair value of each reporting unit using a valuation technique based on a multiple of earnings or discounted cash flows.  If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment.  In the second step, we would determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of the assets and liabilities other than goodwill.  We then would compare the implied fair value of goodwill to the carrying amount and recognize the difference as an impairment charge.

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

Based on the results of the step one impairment test performed as of November 30, 2012, we determined that the estimated fair value of each reporting unit prepared on a pre- and post-segment change basis exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2013	2012	2013	2012
Sales:
Aviation Services	$408.2	$373.3	$1,197.2	$1,146.3
Technology Products	112.0	160.9	386.3	355.4
	$520.2	$534.2	$1,583.5	$1,501.7

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2013	2012	2013	2012
Gross profit:
Aviation Services	$59.0	$58.4	$187.8	$185.2
Technology Products	17.2	28.5	66.1	56.0
	$76.2	$86.9	$253.9	$241.2

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2013	2012	2013	2012
Segment gross profit	$76.2	$86.9	$253.9	$241.2
Selling, general and administrative	(41.8)	(51.2)	(145.9)	(138.9)
Earnings from joint ventures	3.2	0.1	5.8	0.6
Loss on extinguishment of debt	—	—	(0.3)	—
Interest expense	(10.2)	(10.7)	(31.6)	(26.0)
Interest income	0.4	0.5	1.1	0.9
Income before provision for income taxes	$27.8	$25.6	$83.0	$77.8

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

The table below sets forth consolidated sales for our two business segments for the three- and nine-month periods ended February 28, 2013 and February 29, 2012.

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2013	2012	2013	2012
Sales:
Aviation Services	$408.2	$373.3	$1,197.2	$1,146.3
Technology Products	112.0	160.9	386.3	355.4
	$520.2	$534.2	$1,583.5	$1,501.7

During the first nine months of fiscal 2013, sales to commercial customers increased 18.9% compared to the prior year and represented 60% of consolidated sales.  Commercial sales growth during the first nine months of fiscal 2013 was primarily driven by the inclusion of sales at Telair International GmbH (“Telair”) and Nordisk Aviation Products, AS (“Nordisk”), acquired during the third quarter of fiscal 2012.  In addition, we had strong organic growth at our airframe maintenance centers, parts supply and engineering services businesses.  The prior year included approximately $49.0 million in wholly-owned aircraft sales.  There were no wholly-owned aircraft sales in the first nine months of the current fiscal year.

During the first nine months of fiscal 2013, sales to global government and defense customers decreased 9.8% compared to the prior year and for the nine months ended February 28, 2013 represented 40% of consolidated sales.  Overall sales to government and defense customers declined due to lower logistics program activity and lower volumes at our mobility products business, partially offset by increased sales at our Airlift business.

Airlift derives most of its revenue from providing supplemental airlift in Afghanistan for the U.S. Department of Defense.  The U.S. has announced plans to cease military activities in Afghanistan in 2014, and withdraw its troops, although the timing and number of troops to be withdraw is not precisely known.  Airlift has multiple contracts with option renewals in May, October and November 2013 with an aggregate annual sales value of approximately $325 million.  Based on our conversations with our customers, we believe it is likely that some or all of these options will be exercised; however, we have not received official notification, which typically comes within 30 days of option renewal.  Our Airlift business is performing exceptionally well and is meeting or exceeding all of its customers’ operational metrics.  We are pursuing other opportunities outside of Afghanistan with the Department of Defense, other branches of the U.S. government, non-governmental organizations and in the commercial sector.

Defense funding is currently facing pressure due to U.S. budget deficit challenges.  Congress enacted the Budget Control Act of 2011 (“Budget Act”), which reduced defense spending by a minimum of $487 billion over a ten-year period that began in government fiscal year 2012.  Considering the Budget Act and deficit reduction pressures, it is likely that discretionary spending by the federal government will remain constrained for several years.

The American Taxpayer Relief Act of 2012 (“Taxpayer Relief Act”) delayed the pending sequestration of appropriations imposed by the Budget Act by two months, from January 2, 2013 to March 1, 2013, and reduced the amount of the government fiscal year 2013 budget cuts.  In addition, Congress passed a continuing resolution funding measure for the government fiscal year 2013 to finance all U.S. Government activities through March 27, 2013.  Under this continuing resolution, partial-year funding at amounts consistent with appropriate levels for the government fiscal year 2012 are available, subject to other restrictions, but new spending initiatives are not authorized.  Sequestration went into effect March 1, 2013.

While the specific effects of sequestration still cannot be determined, the automatic across-the-board cuts would approximately double the amount of the ten-year $487 billion reduction in defense spending that began in government fiscal year 2012 already required by the Budget Act.  At this time, we have no information from our defense customers or otherwise that would allow us to estimate the impact of sequestration on our defense sales; however, our government-related business could be adversely impacted if no legislative or other solution is reached in the near future and sequestration remains in effect for an extended period.

Results of Operations

Three-Month Period Ended February 28, 2013

Consolidated sales for the third quarter ended February 28, 2013 decreased $14.0 million compared to the prior year period.  Sales to commercial customers increased 6.6% compared to the prior year due to strong organic growth at our airframe maintenance centers, parts supply and engineering services businesses.  Sales to government and defense customers decreased 14.7% compared to the prior year.  We had very strong sales growth in our Airlift business; however, overall sales to government and defense customers declined primarily due to lower volumes at our mobility products business.

In the Aviation Services segment, sales increased $34.9 million or 9.3% over the prior year.  The sales increase was driven by a number of factors, including increased program activity in our parts support business as a result of a component support contract executed in the fourth quarter of fiscal 2012; growth at our airframe maintenance centers reflecting new contract wins and expanded relationships with existing customers; and the favorable impact on sales of fleet utilization improvement at Airlift.  The sales increases were partially offset by weaker sales in our defense logistics business due to lower program activity driven by reduced flight hours.

Gross profit in the Aviation Services segment increased $0.6 million or 1.0%, and the gross profit margin percentage decreased to 14.5% from 15.6% in the prior year.  The decrease in the gross margin percentage was primarily due to an agreement with a buyer to dispose of certain inventory that supported our airframe parts trading business unit, which resulted in a $9.1 million loss on inventory.  Partially offsetting this impact, we had increased gross profit and improved margins at our Airlift business due to the improved rate of fully mission critical fixed and rotary wing aircraft.  In addition, we improved operational efficiencies and increased volume at our MRO airframe centers.

In the Technology Products segment, sales decreased $48.9 million or 30.4% over the prior year primarily driven by the completion of a large contract and lower demand for shelters and containers due to the drawdown of the war effort and lower demand on certain other programs as the Department of Defense has reduced spending for types of products we produce.

Gross profit in the Technology Products segment decreased $11.3 million or 39.6%, and the gross profit margin percentage decreased to 15.4% from 17.7% in the prior year.  The decline in margin percentage resulted from the decline in our high margin mobility business.

Selling, general and administrative expenses decreased $9.4 million due to the final settlement on the Airinmar earn-out payment.  We negotiated a final payment on the earn-out liability related to the Airinmar acquisition.  The final negotiated settlement was $9.0 less than the estimated amount of the obligation (See Note 9 of Notes to Condensed Consolidated Financial Statements).

Operating income increased $1.8 million or 5.0% compared with the prior year, while net interest expense decreased $0.4 million or 3.9% compared to the prior year due to reduced outstanding debt obligations.

Our effective income tax rate was approximately 33.5%, compared to 18.8% last year. During the third quarter of the prior year, we recorded a $4.0 million reduction in income tax expense, primarily related to the reduction in our state income tax rate from the implementation of state income tax planning strategies, which included a new corporate structure and the relocation of one of our significant businesses.

Net income was $18.4 million compared to $20.6 million in the prior year due to the factors discussed above.

Nine-Month Period Ended February 28, 2013

Consolidated sales for the nine months ended February 28, 2013 increased $81.8 million or 5.4% compared to the prior year period.  Sales to commercial customers increased 18.9% compared to the prior year due to sales from the newly acquired businesses, Telair and Nordisk.  In addition, we had strong organic growth at our airframe maintenance centers, parts supply and engineering services businesses.  Sales to government and defense customers decreased 9.8% compared to the prior year.  We had strong sales growth in our Airlift business; however, overall sales to government and defense customers declined due to lower logistics programs activity and expected lower volumes at our mobility products business.

In the Aviation Services segment, sales increased $50.9 million or 4.4% over the prior year.  The sales increase was driven by a number of factors, including increased program activity in our parts support business as a result of a component support contract executed in the fourth quarter of fiscal 2012; growth at our airframe maintenance centers reflecting new contract wins and expanded relationships with existing customers; and the favorable impact on sales of fleet utilization improvement at Airlift.  The sales increases were offset by weaker part sales in our defense logistics business due to lower program activity driven by decreased flight hours.  In addition, the prior year we sold four wholly-owned aircraft which contributed to approximately $49.0 million in aircraft sales.  There were no wholly-owned aircraft sales during the current fiscal year.

Gross profit in the Aviation Services segment increased $2.6 million or 1.4%, and the gross profit margin percentage decreased to 15.7% from 16.2% in the prior year.  The decrease in the gross margin percentage was primarily due to an agreement with a buyer to dispose of certain inventory that supported our airframe parts trading business unit, which resulted in a $9.1 million loss on inventory.  In addition, we also had a decline in our defense logistics business which further suppressed our gross profit. Partially offsetting this decline, we had increased gross profit and improved margins at our Airlift business due to the improved rate of fully mission critical fixed and rotary wing aircraft and increased flight hours.  In addition, our high margin engineering service business contributed to a strong gross profit due to the addition of a new program during fiscal 2013.

In the Technology Products segment, sales increased $30.9 million or 8.7% over the prior year due to the inclusion of Telair and Nordisk, which contributed $114.3 million of non-comparative revenue over the nine-month period of fiscal 2013.  These sales were partially offset by completion of a large contract and lower demand for shelters and containers due to the drawdown of the war effort and lower demand on certain other programs as the Department of Defense has reduced spending for types of products we produce.

Gross profit in the Technology Products segment increased $10.1 million or 18.0%, and the gross profit margin percentage increased to 17.1% from 15.8% in the prior year.  The increase in gross profit margin percentage was primarily due to improved product mix resulting from the acquisitions.  The increase was partially offset by a decline in gross profit in our mobility businesses due to lower sales.

Selling, general and administrative expenses increased $7.0 million or 5.0% due to the inclusion of the three acquired companies, partially offset by the final settlement on the Airinmar earn-out payment (See Note 9 of Notes to Condensed Consolidated Financial Statements).

Operating income increased $10.9 million or 10.6% and net interest expense increased $5.4 million or 21.5% compared to the prior year primarily due to the inclusion of $175.0 million of 7.25% Senior Notes issued in January 2012 to fund the fiscal 2012 acquisitions.

Our effective income tax rate was approximately 34.1%, compared to 29.3% last year. During the third quarter of the prior year, we recorded a $4.0 million reduction in income tax expense, primarily related to the reduction in our state income tax rate from the implementation of state income tax planning strategies, which included a new corporate structure and the relocation of one of our significant businesses.

Net income was $54.4 million compared to $54.8 million in the prior year due to the factors discussed above.

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

At February 28, 2013, our liquidity and capital resources included cash of $47.4 million and working capital of $713.3 million.  We have an agreement with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”), providing for an unsecured revolving credit facility of $580.0 million that we can draw upon for general corporate purposes.  Under certain circumstances, we may request an increase to the revolving commitment by an aggregate amount of up to $100.0 million, not to exceed $680.0 million in total.  The Credit Agreement expires on April 12, 2016.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Credit Agreement at February 28, 2013 were $305.0 million, and there was approximately $31.4 million of outstanding letters of credit which reduced the availability of this facility to $243.6 million.  There are no other terms or covenants limiting the availability of this facility.  We also have $4.5 million available under a foreign line of credit.

In addition to our unsecured Credit Agreement, we have a $65.0 million secured revolving credit facility with The Huntington National Bank (the “Huntington Loan Agreement”).  Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us.  The Huntington Loan Agreement expires on April 23, 2015.  Borrowings bear interest at LIBOR plus 325 basis points.  As of February 28, 2013, $27.4 million was outstanding under this agreement resulting in $37.6 million remaining available.  There are no other terms or covenants limiting the availability of this facility.

On January 22, 2013, we exchanged all of the outstanding unregistered 7.25% Senior Notes due 2022, which we issued in an exempt offering on January 23, 2012, for substantially identical notes that we registered under the Securities Act of 1933.   These notes are now fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of our existing domestic and foreign subsidiaries.

During the third quarter of fiscal 2013, pursuant to the terms of the indenture, certain holders of our 1.75% Convertible Senior Notes due 2026 (the “Securities”) exercised the right to surrender their Securities for purchase by us (the “Put Option”).  The Put Option entitled each holder of the Securities to surrender to us for purchase all or any part of such holder’s Securities at a purchase price equal to 100% of the principal amount, plus accrued interest.  The aggregate purchase price including principal, accrued and unpaid interest for the Securities surrendered for purchase pursuant to the Put Option was $63.6 million.  The purchases were funded primarily by cash on hand and free cash flow during the three-month period ended February 28, 2013.

On February 14, 2013, we completed an exchange agreement with an institutional holder to exchange $22.7 million aggregate principal amount of the Securities, plus cash in the amount of $7.3 million for a new $30.0 million convertible note (the “New Note”).  The New Note was issued in a private placement, is subject to customary resale restrictions, and has no registration rights.  The New Note matures on February 1, 2015 unless redeemed earlier by us with a 30 days’ notice to the holder at a call price reflecting a yield to maturity of 3.75% from inception.  We may redeem the New Note at any time before February 1, 2014 in the event of a change in control or at any time from February 1, 2014 through February 1, 2015 with a call price at maturity of 104.038.  Upon conversion, the holder of the New Note shall be entitled to receive only cash and not shares of common stock.  The New Note bears interest at a coupon rate of 1.75% per year, payable semi-annually on February 1 and August 1.

Those holders that did not surrender their Securities for purchase pursuant to the Put Option retained the right to convert their Securities, subject to the terms, conditions and adjustments applicable to the Securities.  At February 28, 2013, the Securities remaining outstanding were $2.7 million.  We expect to repurchase the remaining portion during the fourth quarter of fiscal 2013.

We are in compliance with all financial covenants under each of our financing arrangements.

Cash Flows from Operating Activities

During the nine-month period ended February 28, 2013, our cash flow from operations was $87.8 million primarily as a result of net income and aggregate depreciation and amortization.  These positive impacts were partially offset by increases in capitalized program and overhaul costs and a decrease in accounts payable associated with the mobility business decline.

The cash flow from operations increased $69.6 million from the prior year nine-month period due to lower investments in inventory and reduced program and overhaul costs.

Cash Flows from Investing Activities

During the nine-month period ended February 28, 2013, our investing activities used $13.9 million of cash.  The cash outflow related to capital expenditures of $23.9 million, which mainly relates to helicopters and other equipment purchases in our Aviation Services segment, and a $16.5 million final payment for the acquisition of Telair and Nordisk.  These cash outflows were partially offset by proceeds from the sale of ten joint venture aircraft and equipment.

The cash flow from investing activities improved $347.2 million from the prior year nine-month period as the prior year included cash flow for the Telair and Nordisk acquisition, and a decrease in our capital expenditures in all of our businesses as we focus on the generation of cash.

Cash Flows from Financing Activities

During the nine-month period ended February 28, 2013, our financing activities used $95.5 million of cash primarily due to a net reduction in borrowings, the repurchase of common stock under our share repurchase program and payment of dividends.  In the prior year we had a cash inflow primarily due to increased borrowings for the Telair and Nordisk acquisitions.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the third quarter of fiscal 2013.

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

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would decrease our earnings by approximately $1 million.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2012.  There were no significant changes during the quarter ended February 28, 2013.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2013, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

There were no changes in our internal control over financial reporting during the third quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AAR CORP.
(Registrant)

Date:	March 22, 2013	/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

4.	Instruments defining the rights of security holders	4.1

Indenture dated as of February 14, 2013 governing $30,000,000 of 1.75% Convertible Senior Notes due 2015, by and between AAR CORP., as Issuer, and U.S. Bank National Association, as Trustee (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 22, 2013 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 22, 2013 of Michael J. Sharp, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 22, 2013 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 22, 2013 of Michael J. Sharp, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2013 and May 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended February 28, 2013 and February 29, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2013 and February 29, 2012 (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012, (v) Condensed Consolidated Statement of Changes in Equity for the nine months ended February 28, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.