Form 10-K
period 2013-05-31
AAR CORP
filed 2013-07-26
CIK 1750

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2013 or
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
Yes ☐ No ☒

         At November 30, 2012, the aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $578,098,760 (based upon the closing price of the Common Stock at November 30, 2012 as reported on the New York Stock Exchange).

         On June 30, 2013, there were 39,196,369 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the Company's proxy statement for the Company's 2013 Annual Meeting of Stockholders, to be held October 9, 2013, are incorporated by reference in Part III of this report.

PART I

ITEM 1.    BUSINESS
(Dollars in millions)

General

        AAR CORP. and its subsidiaries are referred to herein collectively as "AAR," "Company," "we," "us," and "our" unless the context indicates otherwise. AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966. We are a diversified provider of products and services to the worldwide aviation and government and defense markets. We conduct our business activities primarily through six legal entities: AAR Parts Trading, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Manufacturing, Inc.; AAR Airlift Group, Inc.; and AAR International, Inc.

        We report our activities in two business segments: (i) Aviation Services, comprised primarily of business activities conducted through AAR Parts Trading, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Allen Services, Inc. (a wholly-owned subsidiary of AAR Parts Trading, Inc.);. AAR Airlift Group, Inc. and AAR International, Inc.; and (ii) Technology Products, comprised primarily of business activities conducted through AAR Manufacturing, Inc. and AAR International, Inc.

Business Segments

        Prior to the second quarter of fiscal year 2013, we reported our activities in four business segments: Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems. During the second quarter, we changed our segment presentation to reflect the way our Chief Executive Officer evaluates performance and the way we are organized internally. We now report our activities in two business segments: Aviation Services and Technology Products. The Aviation Services segment includes our former Aviation Supply Chain and Maintenance, Repair and Overhaul segments and most of the former Government and Defense Services segment, and the new Technology Products segment represents our former Structures and Systems business segment and our small shelter integration unit, which previously was part of the Government and Defense Services segment. We have recast all prior periods presented to conform to the new segment presentation.

Aviation Services

        The Aviation Services segment provides aftermarket support and services for the commercial aviation and government and defense markets. In this segment, we provide inventory management and distribution services, overhaul, repair and engineering services, and expeditionary airlift services.

        We sell and lease a wide variety of new, overhauled and repaired engine and airframe parts and components to our commercial and defense customers. We are also an authorized distributor for more than 80 leading aviation product manufacturers.

        We provide customized inventory supply and management, warranty claim management, and outsourcing programs for engine and airframe parts and components in support of our airline customers' maintenance activities. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, and parts and component repair and overhaul.

        We also provide customized performance-based logistics programs in support of the U.S. Department of Defense and foreign governments. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, airframe maintenance and maintenance planning, and component repair and overhaul.

        We provide major airframe maintenance inspection and overhaul, painting services, line maintenance, airframe modifications, structural repairs, avionic service and installation, exterior and interior refurbishment, and engineering services and support for many types of commercial and military aircraft. We also repair and overhaul landing gears, wheels, and brakes for commercial and military aircraft.

        We operate five airframe maintenance facilities and one landing gear overhaul facility. Our airframe maintenance facilities are in Indianapolis, Indiana; Oklahoma City, Oklahoma; Duluth, Minnesota; and Miami, Florida and a regional aircraft maintenance facility in Hot Springs, Arkansas. Our landing gear overhaul facility is in Miami, Florida, where we repair and overhaul landing gear, wheels, brakes, and actuators for different types of commercial and military aircraft.

        We provide expeditionary airlift services to the United States and other government customers. Our airlift services provide fixed- and rotary-wing flight operations, transporting personnel and cargo principally in support of the U.S. Department of Defense. We operate a fleet of customized fixed- and rotary-wing aircraft, principally in Afghanistan, Northern Africa and Western Pacific regions. We hold FAR Part 133 and 135 certificates to operate aircraft and a FAR Part 145 certificate to operate a repair station. We are also Commercial Aircraft Review Board certified with the U.S. Department of Defense.

        Activities in our Aviation Services segment also include the sale and lease of used commercial aircraft. Each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties, and lease return provisions. Since 2008, our strategy has been to gradually reduce our investment in our joint venture and wholly-owned aircraft portfolios available for lease or sale to the commercial airline market. At May 31, 2013, we held four aircraft in joint ventures and two wholly-owned aircraft.

        The majority of our sales are made pursuant to standard commercial purchase orders. Certain inventory supply and management and performance-based logistics program agreements reflect negotiated terms and conditions.

        To support activities within the Aviation Services segment, we acquire aviation parts and components from domestic and foreign airlines, independent aviation service companies, aircraft leasing companies, and Original Equipment Manufacturers ("OEM"s). We have ongoing arrangements with OEMs that provide us access to parts, repair manuals, and service bulletins in support of parts manufactured by them. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price, and delivery. From time to time, we purchase aircraft and engines for disassembly into individual parts and components. These assets may be leased to airlines on a short-term basis prior to disassembly.

Technology Products

        Activities in our Technology Products segment include the design, manufacture, and repair of airdrop and other transportation pallets, and a wide variety of containers and shelters used in support of military and humanitarian tactical deployment activities. The containers and shelters are used in numerous mission requirements, including armories, supply and parts storage, refrigeration systems, tactical operation centers, briefing rooms, laundry and kitchen facilities, water treatment, and sleeping quarters. We also design and manufacture transportation pallets and a wide variety of containers used in commercial airlines.

        In this segment, we also design, manufacture, and install in-plane cargo loading and handling systems for commercial aircraft, military aircraft, and helicopters. We are a provider of complex machined and fabricated parts, components, and sub-systems for various aerospace and defense programs and other applications. We design and manufacture advanced composite materials for commercial, business, and military aircraft. We provide engineering, design, and system integration services for specialized command and control systems. Sales in this segment are made to customers pursuant to standard commercial purchase orders and contracts. We purchase raw materials for this business, including steel, titanium, aluminum, extrusions and castings, and other necessary supplies, from several vendors.

Raw Materials

        We have been able to obtain raw materials and other inventory items from numerous sources for each segment at competitive prices, terms, and conditions; we expect to be able to continue to do so.

Terms of Sale

        We generally sell our products under standard 30-day payment terms. On occasion, certain customers, principally foreign customers, will negotiate extended payment terms of 60-90 days. Except for customary warranty provisions, customers neither have the right to return products nor do they have the right to extended financing. Our contracts with the U.S. Department of Defense and its contractors, the U.S. Department of State, and other governmental agencies are typically firm agreements to provide products and services at a fixed price or on a time and material basis, and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer.

Customers

        We primarily market and sell products and services through our own employees. In certain markets outside of the United States, we rely on foreign sales agents to assist in the sale of our products and services.

        The principal customers for our products and services in the Aviation Services segment are domestic and foreign commercial airlines, domestic and foreign freight airlines, regional and commuter airlines, business and general aviation operators, OEMs, aircraft leasing companies, aftermarket aviation support companies, the U.S. Department of Defense and its contractors, the U.S. Department of State, and foreign military organizations or governments. In the Technology Products segment, our principal customers include the U.S. Department of Defense and its contractors, foreign governmental and defense organizations, domestic and foreign commercial airlines, domestic and foreign freight airlines, OEMs, large system providers, and other industrial entities.

        Sales of aviation products and services to our commercial airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators, the general economy, and the level of sales of new and used aircraft. Sales to the U.S. Department of Defense, U.S. Department of State, and other government agencies are subject to a number of factors, including the level of troop deployment worldwide, government funding, competitive bidding, and requirements generated by worldwide geopolitical events.

Licenses

        We have 13 Federal Aviation Administration ("FAA") licensed repair stations in the United States and Europe. Of the 13 licensed FAA repair stations, six are also European Aviation Safety Agency ("EASA") licensed repair stations. Such licenses, which are ongoing in duration, are required in order for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 13 FAA licensed repair stations, 12 are in the Aviation Services segment and one is in the Technology Products segment. The six EASA licensed repair stations are in the Aviation Services segment. We also hold FAR Part 133 and 135 certificates to operate aircraft in our Aviation Services segment. We are also Commercial Aircraft Review Board certified with the U.S. Department of Defense. We believe that we possess all licenses and certifications that are material to the conduct of our business.

Competition

        Competition in each of our markets is based on quality, ability to provide a broad range of products and services, speed of delivery, and price. Competitors in our Aviation Services segment include OEMs, the service divisions of large commercial airlines, and other independent suppliers of parts, repair, and overhaul services to the commercial and defense markets. Our expeditionary airlift services unit competes with domestic and foreign contracting companies. Our manufacturing, machining and engineering activities in our Technology Products segment compete with a number of divisions of large corporations and other large and small companies. Although certain of our competitors have substantially greater financial and other resources than we do, we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to quality, and our unique combination of market expertise and technical and financial capabilities.

Backlog

        At May 31, 2013, backlog believed to be firm was approximately $973.0 million compared to $928.7 million at May 31, 2012. Approximately $739.1 million of our May 31, 2013 backlog is expected to be filled within the next 12 months.

Employees

        At May 31, 2013, we employed approximately 6,300 employees worldwide, of which approximately 230 employees are subject to a collective bargaining agreement. We also retain approximately 900 contract workers, the majority of whom are located at our airframe maintenance facilities.

Sales to Government and Defense Customers

        Sales to global government and defense customers were $839.2 million (39.3% of total sales), $930.4 million (45.1% of total sales) and $948.3 million (52.5% of total sales) in fiscal years 2013, 2012 and 2011, respectively. Sales to branches, agencies, and departments of the U.S. government and their contractors were $763.2 million (35.7% of total sales), $888.5 million (43.0% of total sales), and $893.1 million (49.5% of total sales) in fiscal years 2013, 2012, and 2011, respectively. Sales to government and defense customers are reported in each of our reportable segments (See Note 16 of Notes to Consolidated Financial Statements). Since such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government contracts is for products and services supporting the U.S. Department of Defense logistics and mobility strategy, as well as for supplemental airlift services. Thus, our government contracts may change with fluctuations in defense and other governmental agency spending. Our government contracts are also subject to termination by the customer; in the event of such a termination we would be entitled to recover all allowable costs incurred by us through the date of termination.

Available Information

        For additional information concerning our business segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment Information" in Note 16 of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

        Our internet address is www.aarcorp.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Information contained on our web site is not a part of this report.

ITEM 1A.    RISK FACTORS

        The following is a description of the principal risks inherent in our business.

We are affected by factors that adversely impact the commercial aviation industry.

        As a provider of products and services to the commercial aviation industry, we are greatly affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected in the past by geopolitical events, high oil prices, lack of capital, and weak economic conditions. In addition, as a result of these and other events, from time-to-time certain of our customers have filed for bankruptcy protection or ceased operation.

        In calendar year 2008 and into 2009, demand for air transportation in the United States and abroad declined due to economic deterioration in the U.S. and other global economies. Although global economic conditions improved in the 2010 to 2013 period, the recovery has generally been sluggish in the U.S. and in many other developed nations. The impact of persistently high fuel costs and the continued sluggish or weak worldwide economic conditions may lead airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, engines, and aircraft.

        A reduction in the operating fleet of aircraft both in the U.S. and abroad will result in reduced demand for parts support and maintenance activities for the type of aircraft affected. Further, tight credit conditions negatively impact the amount of liquidity available to buy parts, services, engines, and aircraft. A deteriorating airline environment may also result in additional airline bankruptcies, and we may not be able to fully collect outstanding accounts receivable. Reduced demand from customers caused by weak economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations.

        Our business, financial condition, results of operations, and growth rates may be adversely affected by these and other events that impact the aviation industry, including the following:

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
  lack of parts in the marketplace;

  •
  future terrorist attacks and the ongoing war on terrorism;

  •
  future outbreaks of infectious diseases; and

  •
  acts of God.

Our U.S. government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

        Our sales to branches, agencies and departments of the U.S. government and their contractors were $763.2 million (35.7% of consolidated sales) in fiscal year 2013 (See Note 16 of Notes to Consolidated Financial Statements). The majority of our U.S. government contracts is for products and services supporting U.S. Department of Defense logistics and mobility strategy, as well as for supplemental airlift services and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government, including the Department of Defense and its contractors, are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding, requirements generated by world events, and budgetary constraints.

        Defense funding is currently facing pressure due to U.S. budget deficit challenges. Congress enacted the Budget Control Act of 2011 ("Budget Act"), which reduced defense spending by a minimum of $487 billion over a ten-year period that began in government fiscal year 2012. Considering the Budget Act and deficit reduction pressures, it is likely that discretionary spending by the federal government will remain constrained for several years.

        The American Taxpayer Relief Act of 2012 ("Taxpayer Relief Act") delayed the pending sequestration of appropriations imposed by the Budget Act by two months, from January 2, 2013 to March 1, 2013, and reduced the amount of the government fiscal year 2013 budget cuts. Sequestration went into effect March 1, 2013. On March 26, 2013, the President signed into law the Consolidated Further Continuing Appropriations Act, which includes specific appropriations for the U.S. Department of Defense. On April 10, 2013, the President delivered his proposed fiscal 2014 budget to Congress. The President's $527 billion fiscal 2014 defense budget is lower than the final defense appropriations for fiscal 2013.

        While the specific effects of sequestration still cannot be determined, the automatic across-the-board cuts would approximately double the amount of the ten-year $487 billion reduction in the U.S. government defense spending that began in government fiscal year 2012 already required by the Budget Act. At this time, we have no information from our defense customers or otherwise that would allow us to estimate the impact of sequestration on our defense sales; however, our government-related business could be adversely impacted if no legislative or other solution is reached in the near future and sequestration remains in effect for an extended period.

Acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

        We continue to grow through acquisitions. We explore and have discussions with third parties regarding additional acquisitions on a regular basis. Acquisitions involve risks, including difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. For our recent acquisitions, and for any businesses we may acquire in the future, we may not be able to execute our operational, financial, or integration plans for the acquired businesses, which could adversely affect our results of operations and financial condition.

We face risks of cost overruns and losses on fixed-price contracts.

        We sell certain of our products and services to our commercial, government, and defense customers under firm contracts providing for fixed unit prices, regardless of costs incurred by us. The cost of producing products or providing services may be adversely affected by increases in the cost of labor, materials, fuel, overhead, and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which could adversely affect our results of operations and financial condition.

Significant cost issues may develop in connection with the A400M cargo system.

        Our Cargo Systems unit was selected in June 2005 to provide cargo loading systems for the Airbus A400M Military Transport Aircraft ("A400M"). We have incurred significant engineering and development costs in connection with this program (see Note 15 in Notes to Consolidated Financial Statements), and we expect to incur additional costs until final design approval, which is currently scheduled for the first calendar quarter of 2014. In July 2013, we and Airbus amended the A400M contract to make changes to the Company's role and responsibilities under the program, establish a fixed price per shipset, set applicable weight parameters and make certain other changes. The Company believes that the revised fixed pricing schedule will enable the Company to recover its engineering and development costs, provided the Company achieves specified reductions in the production costs of those items over which it has continuing responsibility.

        We may not be able to recover our engineering and development costs, which could adversely affect our operating results and financial condition, under certain circumstances, including the following: (i) the A400M program experiences significant additional delivery delays or order cancellations; (ii) we fail to achieve the expected production cost reductions; (iii) we fail to deliver the items that we are now responsible for in accordance with the terms of the amended contract; or (iv) the contract is further amended to change our role and responsibilities.

Success at our airframe maintenance facilities is dependent upon continued outsourcing by the airlines.

        We currently perform airframe maintenance, repair and overhaul activities at leased facilities in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Duluth, Minnesota; and Hot Springs, Arkansas. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. If either the number of aircraft operating or the level of outsourcing of maintenance activities declines, we may not be able to execute our operational and financial plans at our maintenance, repair and overhaul facilities, which could adversely affect our results of operations and financial condition.

We operate in highly competitive markets, and competitive pressures may adversely affect us.

        The markets for our products and services to our commercial, government, and defense customers are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft manufacturers, aircraft component and parts manufacturers, airline and aircraft service companies, other companies providing maintenance, repair and overhaul services, other aircraft spare parts distributors and redistributors, and other expeditionary airlift service providers. Some of our competitors have substantially greater financial and other resources than we have and others may price their products and services below our selling prices. These competitive pressures could adversely affect our results of operations and financial condition.

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

        If any of our material licenses, certificates, authorizations, or approvals were revoked or suspended by the FAA or equivalent regulatory agencies in other countries, our results of operations and financial condition may be adversely affected.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

        We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts. These laws and regulations include the Federal Acquisition Regulations, Defense Federal Acquisition Regulations, the Truth in Negotiations Act, Cost Accounting Standards, and laws, regulations, and orders restricting the use and dissemination of classified information under the U.S. export control laws and the export of certain products and technical information. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions, including debarment from contracting with the U.S. Government. Our reputation could suffer harm if allegations of impropriety were made against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

The majority of Airlift's revenue is derived from providing expeditionary airlift services in Afghanistan.

        Airlift derives most of its revenue from providing supplemental airlift services in Afghanistan for the U.S. Department of Defense. The U.S. has announced plans to reduce substantially military activities in Afghanistan in 2014 and withdraw the majority of its troops, although the timing and number of troops to be withdrawn is not precisely known. Airlift has contracts with option renewals in October 2013 and May 2014 with an aggregate annual sales value of approximately $220 million. In addition, Airlift has a contract expiring on November 30, 2013 with an annual sales value of $110 million. Although we expect significant ongoing demand for airlift services in Afghanistan from the U.S. Department of Defense and other governmental departments, we are exposed to the risk that our revenues at Airlift may decline if these contracts are not renewed, renewed only in part, or are terminated, which could adversely affect our results of operations and financial condition. Airlift's inability to diversify its customer base beyond the U.S. Department of Defense in Afghanistan could adversely affect our results of operations and financial condition.

        U.S. government contractors that provide support services in theaters of conflict such as Afghanistan have come under increasing scrutiny by agency inspectors general government auditors and congressional committees. Investigations pursued by any or all of these groups may result in adverse publicity for us and reputational harm, regardless of the underlying merit of the allegations being investigated.

We are exposed to risks associated with operating internationally.

        We conduct our business in certain foreign countries, some of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

  •
  military conflicts, civil strife, and political risks;

  •
  export regulations that could erode profit margins or restrict exports;

  •
  compliance with the U.S. Foreign Corrupt Practices Act and other anti-bribery laws;

  •
  the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;

  •
  contract award and funding delays;

  •
  potential restrictions on transfers of funds;

  •
  import and export duties and value added taxes;

  •
  foreign exchange risk;

  •
  transportation delays and interruptions; and

  •
  uncertainties arising from foreign local business practices and cultural considerations.

        While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business internationally, we cannot ensure that such measures will be adequate or that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all.

Market values for our aviation products fluctuate, and we may be unable to re-lease or sell aircraft and engines when their current lease expires.

        We use a number of assumptions when determining the recoverability of inventories, aircraft, and engines, which are on lease or available for lease. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. Reductions in demand for our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our inventories, aircraft, and engines, could result in impairment charges in future periods.

        We lease aircraft and engines to our customers on an operating lease basis. Our ability to re-lease or sell these assets on acceptable terms when the lease expires is subject to a number of factors which drive industry capacity, including new aircraft deliveries, availability of used aircraft and engines in the marketplace, competition, financial condition of our customers, overall health of the airline industry, and general economic conditions. Our inability to re-lease or sell aircraft and engines could adversely affect our results of operations and financial condition.

We are dependent upon continued availability of financing to manage our business and to execute our business strategy, and additional financing may not be available on terms acceptable to us.

        Our ability to manage our business and to execute our business strategy is dependent, in part, on the continued availability of debt and equity capital. Access to the debt and equity capital markets may be limited by various factors, including the condition of overall credit markets, general economic factors, state of the aviation industry, our financial performance, and credit ratings. Debt and equity capital may not continue to be available to us on favorable terms, or at all. Our inability to obtain financing on favorable terms could adversely affect our results of operations and financial condition.

Our existing debt includes restrictive and financial covenants.

        Certain loan and debt agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan and debt agreements and may result in a cross-default under other debt agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under our debt agreements could be declared immediately due and payable. Our failure to comply with these covenants could adversely affect our results of operations and financial condition.

Our industry is susceptible to product and other liability claims, and claims not adequately covered by insurance may adversely affect our financial condition.

        Our business exposes us to possible claims for property damage and bodily injury or death which may result if an engine, engine part or component, airframe part or accessory, or any other aviation product which we have sold, manufactured, or repaired fails, or if an aircraft we operated, serviced, or in which our products are installed crashes and the cause cannot be determined. We carry substantial liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, claims may arise in the future, and our insurance coverage may not be adequate to protect us in all circumstances. Additionally, we might not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability claim not covered by adequate insurance could adversely affect our results of operations and financial condition.

Our business could be negatively affected by cyber or other security threats or other disruptions.

        We face cyber threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises. These threats arise in some cases as a result of our role as a defense contractor.

        Cyber security threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information, including our customers, suppliers, subcontractors, and joint venture partners, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data.

        Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results, and financial condition.

We must comply with extensive environmental requirements, and any exposure to environmental liabilities may adversely affect us.

        Federal, state, and local requirements relating to the discharge and emission of substances into the environment, the disposal of hazardous wastes, the remediation and abatement of contaminants, and other activities affecting the environment have had and may continue to have an impact on our operations. Management cannot assess the possible effect of compliance with future environmental requirements or of future environmental claims for which we may not have adequate indemnification or insurance coverage. If we were required to pay the expenses related to any future environmental claims for which neither indemnification nor insurance coverage were available, these expenses could have an adverse impact on our results of operations and financial condition.

        Future environmental regulatory developments in the United States and abroad concerning environmental issues, such as climate change, could adversely affect our operations and increase operating costs and, through their impact on our customers, reduce demand for our products and services. Actions may be taken in the future by the U.S. government, state governments within the United States, foreign governments, the International Civil Aviation Organization, or by signatory countries through a new global climate change treaty to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to us and our customers are difficult to predict, but the impact to us and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

We may need to make significant capital expenditures to keep pace with technological developments in our industry.

        The industries in which we participate are constantly undergoing development and change, and it is likely that new products, equipment, and methods of repair and overhaul services will be introduced in the future. We may need to make significant expenditures to purchase new equipment and to train our employees to keep pace with any new technological developments. These expenditures could adversely affect our results of operations and financial condition.

Our operations would be adversely affected by a shortage of skilled personnel or work stoppages.

        We are dependent on an educated and highly skilled workforce, because of the complex nature of many of our products and services. Furthermore, we have a collective bargaining agreement covering approximately 230 employees. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage. These and similar events may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        In the Aviation Services segment, we conduct inventory management and distribution activities from our headquarters in Wood Dale, Illinois, which we own subject to a mortgage. In addition to warehouse space, this facility includes executive, sales and administrative offices. Our principal overhaul, repair and engineering activities for this segment are conducted at facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Hot Springs, Arkansas; and Duluth, Minnesota.

        We also lease facilities in Garden City, New York; Jacksonville, Florida; Melbourne, Florida; and London, England, and own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Services segment.

        Our principal activities in the Technology Products segment are conducted at facilities we own in Clearwater, Florida; Cadillac, Michigan; and Goldsboro, North Carolina. We also lease facilities in Huntsville, Alabama; Sacramento, California; Miesbach, Germany; Holmestrand, Norway; Singapore, Republic of Singapore; Lund, Sweden; and Kunshan, China.

        We also operate sales offices which support all our activities and are leased in London, England; Melbourne, Australia; Paris, France; Rio de Janeiro, Brazil; Shanghai, China; Hong Kong, China; Tokyo, Japan; Abu Dhabi, UAE; and Simi Valley, California.

        We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material, pending legal proceeding (including any governmental or environmental proceedings) other than routine litigation incidental to our business.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	60	Chairman and Chief Executive Officer, Director
Timothy J. Romenesko	56	President and Chief Operating Officer, Director
John C. Fortson	46	Vice President, Finance
Robert J. Regan	55	Vice President, General Counsel and Secretary
Michael J. Sharp	51	Vice President, Chief Financial Officer and Treasurer, Controller and Chief Accounting Officer
Randy J. Martinez	58	Group Vice President, Aviation Services—Airlift
Dany Kleiman	52	Group Vice President, Aviation Services—Repair and Engineering
John Holmes	36	Group Vice President, Aviation Services—Inventory Management and Distribution

        Mr. Storch is Chairman of the Board and Chief Executive Officer of AAR, having served in that capacity since October 2005. From 1996 to 2005, Mr. Storch served as President and Chief Executive Officer and from 1989 to 1996 he served as Chief Operating Officer. Prior to that, Mr. Storch served as a Vice President of the Company from 1988 to 1989. Mr. Storch joined the Company in 1979 and also served as president of a major subsidiary from 1984 to 1988. Mr. Storch has been a director of the Company since 1989.

        Mr. Romenesko is President and Chief Operating Officer, having served in that capacity since June 2007. Previously, he served as Vice President and Chief Financial Officer from 1994 to 2007. Mr. Romenesko also served as Controller from 1991 to 1995, and in various other positions since joining AAR in 1981. Mr. Romenesko has been a director of the Company since 2007.

        Mr. Fortson joined the Company as Vice President, Finance in May 2013. Prior to joining the Company, he was a Managing Director of Investment Banking at Bank of America Merrill Lynch since 2007. Mr. Fortson will become Vice President, Chief Financial Officer and Treasurer on July 26, 2013.

        Mr. Regan is Vice President, General Counsel and Secretary, having served in that capacity since June 2009. Mr. Regan joined AAR in February 2008 and has served as Vice President and General Counsel and Associate General Counsel. Prior to joining AAR, he was a partner at the law firm of Schiff Hardin LLP since 1989.

        Mr. Sharp is Vice President, Chief Financial Officer and Treasurer, having served in that capacity since October 2012 and will continue until July 26, 2013, at which time Mr. Fortson will become Chief Financial Officer and Treasurer. Mr. Sharp is also Controller and Chief Accounting Officer, having served in that capacity since July 1996 and April 1999, respectively. Prior to joining the Company, he was with Kraft Foods from 1994 to 1996, and with KPMG LLP from 1984 to 1994.

        Mr. Martinez is Group Vice President, Aviation Services—Airlift, having served in that capacity since April 2010. Mr. Martinez joined AAR in March 2009 and has served as Senior Vice President, Government and Defense Programs. Prior to joining AAR, he served as Chief Executive Officer of World Air Holdings, Inc. and prior to that, he had a distinguished 21-year career with the U.S. Air Force (Colonel retired and Command Pilot), most recently serving as Principal Adviser to the Chief of Staff of NATO's Strategic Planning Staff.

        Mr. Kleiman is Group Vice President, Aviation Services—Repair and Engineering, having served in that capacity since June 2010. Mr. Kleiman joined AAR in September 2009 and has served as Vice

President, Operations. Prior to joining AAR, he held various leadership positions within the aerospace industry, most recently serving as President of a major airframe maintenance and modification company.

        Mr. Holmes is Group Vice President, Aviation Services—Inventory Management and Distribution, having served in that capacity since July 2012. Mr. Holmes has previously served as General Manager and Division President of our Allen Asset Management business since 2003, and in various other positions since joining the Company in September 2001.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 1, 2013, there were approximately 1,193 holders of Common Stock, including participants in security position listings.

Stockholder Return Performance Graph

        The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock on May 31, 2008 to the Standard and Poor's ("S&P") 500 Index and the Proxy Peer Group.

        The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market. The Proxy Peer Group companies are listed as follows:

Applied Industrial Technologies, Inc.	Kennametal Inc.[1]
B/E Aerospace, Inc.	Moog Inc.
Crane Co.[1]	MSC Industrial Direct Co., Inc.[1]
Cubic Corporation[1]	Rockwell Collins, Inc.
Curtiss-Wright Corporation	Spirit AeroSystems Holdings
Esterline Technologies Corporation	Teledyne Technologies Incorporated
Hexcel Corporation	TransDigm Group Inc.
Interline Brands, Inc.[2]	Triumph Group, Inc.
Kaman Corporation

1
These companies are new peer group companies added during fiscal 2013.

2
Included only through fiscal 2012.

Issuer Purchases of Equity Securities

        The following table provides information about purchases we made during the quarter ended May 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
3/1/2013 - 3/31/2013	131	$17.57	—
4/1/2013 - 4/30/2013	321,800	17.11	321,800
5/1/2013 - 5/31/2013	42,568	17.85	35,000

Total	364,499	$17.19	356,800	$35,412,070

1
These amounts include share repurchases pursuant to our stock repurchase plan, shares surrendered by employees in payment of the exercise price of stock options, and shares repurchased related to a restricted stock grant.

2
Our common stock repurchase plan was approved by our Board of Directors on June 14, 2012. As of May 31, 2013, $35.4 million of the original $50.0 million authorization is still available for repurchase on the open market or in private transactions. This program does not have an expiration date.

        Additional information required by this item is incorporated by reference from Note 17 in Item 8 of this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA
(In millions, except per share amounts)

	For the Year Ended May 31,
	2013	2012	2011	2010	2009
RESULTS OF OPERATIONS
Sales from continuing operations[1]	$2,137.3	$2,065.0	$1,805.1	$1,352.2	$1,424.0
Gross profit[2]	314.2	318.6	307.1	243.5	241.6
Operating income[2]	122.6	130.7	133.6	90.3	102.9
(Loss) gain on extinguishment of debt[3]	(0.3)	(0.7)	0.1	0.9	14.7
Interest expense	41.6	37.7	30.7	26.8	31.4
Income from continuing operations[1]	55.5	68.0	69.8	43.2	58.7
Loss from discontinued operations[1]	—	—	—	—	(1.9)
Net income attributable to AAR	55.0	67.7	69.8	44.6	56.8

Share data:
Earnings (loss) per share—basic:
Earnings from continuing operations	$1.38	$1.68	$1.76	$1.17	$1.54
Loss from discontinued operations	—	—	—	—	(0.05)

Earnings per share—basic	$1.38	$1.68	$1.76	$1.17	$1.49
Earnings (loss) per share—diluted:
Earnings from continuing operations	$1.38	$1.65	$1.73	$1.16	$1.50
Loss from discontinued operations	—	—	—	—	(0.05)

Earnings per share—diluted	$1.38	$1.65	$1.73	$1.16	$1.45
Weighted average common shares outstanding—basic	38.3	38.8	38.4	38.2	38.1

Weighted average common shares outstanding—diluted	40.6	43.1	43.6	43.1	42.8

FINANCIAL POSITION
Total cash and cash equivalents	$75.3	$67.7	$57.4	$79.4	$112.5
Working capital	644.7	590.1	498.0	521.6	596.9
Total assets	2,136.9	2,195.7	1,703.7	1,500.2	1,375.9
Short-term recourse debt[4]	86.4	122.8	111.3	98.3	50.2
Short-term non-recourse debt	—	—	0.8	0.8	11.7
Long-term recourse debt[4]	622.2	669.4	314.0	317.6	302.8
Long-term non-recourse debt	—	—	11.0	11.9	16.7
Total recourse debt	708.6	792.2	425.3	415.9	353.0
Equity	919.5	866.0	835.3	746.4	696.7

Number of shares outstanding at end of year	39.4	40.3	39.8	39.5	38.9

Book value per share of common stock	$23.34	$21.50	$21.00	$18.90	$17.92

Notes:

1
In November 2008 we sold our industrial turbine unit located in Frankfort, New York. The operating results and the loss on disposal are classified as discontinued operations.

2
In fiscal 2013, we recorded a $29.8 million charge due to lower revenue and profit expectations on a contract supporting the KC10 aircraft as a result of lower than expected flight hours of the KC10 aircraft and changes to our anticipated recovery of costs in excess of amounts billed within this contract.

3
During fiscal 2009, we retired $110.5 million par value of our convertible notes for $72.9 million cash. The gain after consideration of unamortized debt issuance costs was $14.7 million.

4
In April 2013, we sold $150.0 million principal amount of 7.25% Senior Notes due January 15, 2022. During fiscal 2013, we reduced the outstanding balance of our unsecured revolving credit facility to $120.0 million and repurchased $77.2 million 1.75% convertible notes due February 1, 2026, which was classified short-term at May 31, 2012. In fiscal 2012, we sold $175.0 million principal amount of 7.25% Senior Notes due January 15, 2022. See Note 2 of Notes to Consolidated Financial Statements.

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

General Overview

        We report our activities in two business segments: Aviation Services and Technology Products.

        The Aviation Services segment provides aftermarket support and services and includes the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets. We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications. The segment also includes repair, maintenance and overhaul of aircraft and landing gear and expeditionary airlift services. Cost of sales consists principally of the cost of product, direct labor, overhead, and aircraft maintenance costs.

        Sales in the Technology Products segment are derived from the engineering, designing, manufacturing and supporting a broad range of products, including in-plane cargo loading and handling systems for commercial and military applications; containers, pallets and shelters used to support the U.S. military's requirements for a mobile and agile force and system integration services for specialized command and control systems. The segment also manufactures heavy-duty pallets and lightweight cargo containers for the commercial market, and steel and composite machined and fabricated parts, components and sub-systems for various aerospace and defense programs. Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

        Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure. The assets and certain expenses related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around differences in products and services. The tables below set forth consolidated sales and gross profit for our two business segments for each of the last three fiscal years ended May 31:

	For the Year Ended May 31,
	2013	2012	2011
Sales:
Aviation Services	$1,614.4	$1,536.0	$1,398.2
Technology Products	522.9	529.0	406.9

	$2,137.3	$2,065.0	$1,805.1

	For the Year Ended May 31,
	2013	2012	2011
Gross Profit:
Aviation Services	$227.5	$237.3	$235.5
Technology Products	86.7	81.3	71.6

	$314.2	$318.6	$307.1

Business Trends and Highlights

        During fiscal 2013, sales to commercial customers increased 14.4% compared to the prior year and represented 61% of consolidated sales. Commercial sales growth during fiscal 2013 was driven by strong organic growth in the Aviation Services segment and by the Telair International GmbH ("Telair") and Nordisk Aviation Products, AS ("Nordisk") acquisitions, completed in the third quarter of fiscal 2012.

        We expect continued solid demand for our products and services to the commercial market as a result of the trend toward outsourced maintenance and comprehensive supply chain solutions, as well as commercial growth outside of North America.

        During fiscal 2013, sales to global government and defense customers decreased 9.8% compared to the prior year and represented 39% of consolidated sales. Overall sales to government and defense customers declined due to lower volumes at our mobility products unit and lower logistics program activity, partially offset by increased sales at our expeditionary airlift unit.

        U.S. defense funding is currently facing pressure due to budget deficit challenges and sequestration, which went into effect March 1, 2013. During the fourth quarter of fiscal 2013, we recorded a $29.8 million charge to lower profit expectations on a contract supporting the KC10 aircraft, primarily as a result of lower than expected flight hours of the KC10 aircraft. The full effects of sequestration on our business cannot be determined and we have no information from our defense customers or otherwise that would allow us to further estimate the impact of sequestration on future defense sales; however, our government-related business could be adversely impacted if no legislative or other solution is reached in the near future and sequestration remains in effect for an extended period.

Outlook for Fiscal 2014

        We expect fiscal 2014 consolidated sales of approximately $2,175 million to $2,225 million. We expect to see continued strength in our supply chain and repair businesses in fiscal 2014, given its strong position to capture additional share of the growing global outsourced maintenance supply chain market. While defense budgets are expected to remain under pressure, we are seeing strong global demand across commercial and government entities for contractor operated airlift services, in which we are a recognized leader. Finally, we expect our Technology Products segment will see revenue stability in fiscal 2014, while focusing on cost base efficiencies and innovations in lightweight solutions for the marketplace. We believe we will continue to see improvement in our operating margins both as a result of mix improvement and a variety of projects to enhance efficiency and expect to report full year diluted earnings per share in the range of $2.00 to $2.05.

Results of Operations

Fiscal 2013 Compared with Fiscal 2012

        Consolidated sales for fiscal 2013 increased $72.3 million or 3.5% compared to the prior year.

        In the Aviation Services segment, sales increased $78.4 million or 5.1% over the prior year. The sales increase was driven by a number of factors, including increased program activity in our commercial parts support unit as a result of a component support contract executed in the fourth quarter of fiscal 2012;

growth at our airframe maintenance centers reflecting new contract wins and expanded relationships with existing customers; and the favorable impact on sales of fleet utilization improvement at our expeditionary airlift unit. The sales increases were offset by lower sales in our defense logistics unit due to the fourth quarter adjustment to the KC10 support contract. During the fourth quarter of 2013, we recorded a $29.8 million pre-tax charge due to reduced sales and profit expectations on the contract as a result of lower expected flight hours of the KC10 aircraft, as well as changes to our anticipated recovery of costs in excess of amounts billed within this contract. In addition, in the prior year we sold four wholly-owned aircraft which contributed to approximately $49.0 million in aircraft sales. There were no wholly-owned aircraft sales during the current fiscal year from our aircraft leasing portfolio.

        Gross profit in the Aviation Services segment decreased $9.8 million or 4.1%, and the gross profit margin percentage decreased to 14.1% from 15.4% in the prior year. The decrease in gross profit and gross profit margin percentage was primarily driven by the $29.8 million pre-tax charge on the KC10 support contract. Partially offsetting this decrease was an increase to gross profit margin at our expeditionary airlift unit due to the improved rate of availability of our fully mission critical fixed- and rotary-wing aircraft and increased flight hours. In addition, our high margin engineering service unit contributed to a strong gross profit due to the addition of a new program during fiscal 2013.

        In the Technology Products segment, sales decreased $6.1 million or 1.2% over the prior year due to completion of a large contract and lower demand for shelters and containers due to the drawdown of the war effort in Afghanistan, and lower demand on certain other programs as the U.S. Department of Defense reduced its spending for these types of products we produce. These sales were partially offset by the impact of the full year inclusion of revenue at Telair and Nordisk.

        Gross profit in the Technology Products segment increased $5.4 million or 6.6%, and the gross profit margin percentage increased to 16.6% from 15.4% in the prior year. The increase in gross profit margin percentage was primarily due to improved product mix resulting from the acquisitions. The increase was partially offset by a decline in gross profit in our mobility unit due to lower sales.

        Selling, general and administrative expenses increased $9.0 million or 4.8% due to the full year inclusion of the fiscal year 2012 acquired companies, partially offset by the final settlement on the Airinmar Holdings Limited ("Airinmar") earn-out payment (See Note 8 of Notes to Consolidated Financial Statements). Earnings from aircraft joint ventures increased $5.3 million primarily due to the sale of ten aircraft from our aircraft joint venture portfolio and higher lease revenue in fiscal 2013.

        Operating income decreased $8.1 million or 6.2% primarily due to the KC10 contract adjustment, partially offset by the increase in sales. Net interest expense increased $3.6 million or 9.9% compared to the prior year primarily due to the increase in borrowings incurred in the second half of fiscal 2012 to fund the fiscal 2012 acquisitions.

        Our effective income tax rate for fiscal 2013 was 32.5%, which included a $1.3 million reduction in income tax expense related to the reduction of our state income tax rate from continued implementation of state tax planning strategies. In the prior year our effective income tax rate was 27.2%, which included a $3.3 million reduction in income tax expense primarily relating to revisions in book versus tax differences, and a $4.0 million reduction in income tax expense, primarily related to the reduction in our state income tax rate from the implementation of state tax planning strategies. Our state tax planning strategies included a new corporate structure and the relocation of one of our significant business units.

        Net income was $55.0 million compared to $67.7 million in the prior year due to the factors discussed above.

Fiscal 2012 Compared with Fiscal 2011

        Consolidated sales for fiscal 2012 increased $259.9 million or 14.4% compared to the prior year period. Sales to commercial customers increased 32.4% compared to the prior year and included strong organic growth in our Aviation Services segment, as well as sales from the newly acquired units in the Technology Products segment. Sales to government and defense customers decreased 1.9% principally due to lower sales at our defense logistics unit.

        In the Aviation Services segment, sales increased $137.8 million or 9.9% over the prior year. The sales increase was driven by a number of factors, including strength at our parts supply unit, which benefited from the improved commercial airline environment and investments of assets, the sale of four aircraft for approximately $49.0 million from our aircraft sales and leasing portfolio, the addition of Airinmar, which contributed sales of $26.1 million, and continued growth and share gains at our heavy maintenance facilities. The sales increases were partially offset by weaker part sales in our defense logistics unit due to lower program activity driven by decreased flight hours, lower sales at our engineering services unit, and the fourth quarter fiscal 2012 adjustment to the KC10 support contract. During the fourth quarter of 2012, we recorded a $9.5 million pre-tax charge as a result of lowering our profit expectations on the KC10 support contract. This adjustment represents the difference between the new margin expectation and the previous margin expectation for the period of performance since contract inception in February 2010.

        Gross profit in the Aviation Services segment increased $1.8 million, and the gross profit margin percentage decreased to 15.4% from 16.8% in the prior year. The decrease in gross profit margin was due to decreased Airlift margins as a result of unfavorable aircraft availability in the last half of fiscal 2012, the impact of the KC10 support contract adjustment reflecting a lower profit margin expectation, and lower sales in fiscal 2012 of the high margin engineering services.

        In the Technology Products segment, sales increased $122.1 million or 30.0% over the prior year due to the inclusion of Telair and Nordisk, which contributed $119.4 million of revenue during fiscal 2012. Gross profit in the Technology Products segment increased $9.7 million or 13.5%; however the gross profit margin percentage decreased to 15.4% from 17.6% in the prior year. Factors impacting the decline in margin percentage include the mix of products sold, losses on certain programs and start-up costs on new programs at our precision machining unit, and the restructuring and impairment charges taken in the fourth quarter of fiscal 2012 of $3.7 million (see Note 12 of Notes to Consolidated Financial Statements).

        During the fourth quarter of fiscal 2011, we sold the assets of a non-strategic product line within our Aviation Services segment. Proceeds from the sale of the product line were $10.0 million cash, and the net carrying value of the assets sold was $4.1 million. The gain on this transaction has been classified as a component of operating income.

        Selling, general and administrative expenses increased $6.7 million or 3.7% due to the inclusion of selling, general and administrative expenses for the three acquired companies. Earnings from aircraft joint ventures decreased $1.8 million compared to the prior year due to the sale of two aircraft from our joint venture aircraft portfolio during the prior year.

        Operating income decreased $2.9 million or 2.2% compared with the prior year primarily due to increased selling, general and administrative expenses, partially offset by increased gross profit in the Technology Products segment.

        Net interest expense increased $6.2 million or 20.5% compared to the prior year primarily due to an increase in outstanding borrowings incurred for the purchase of Telair and Nordisk.

        Our effective income tax rate was 27.2% in fiscal 2012 compared to 32.5% in fiscal 2011. During the fourth quarter of fiscal 2012, we recorded a $3.3 million reduction in income tax expense primarily relating to revisions in book versus tax differences. During the third quarter of fiscal 2012, we recorded a $4.0 million reduction in income tax expense primarily relating to a reduction in our state income tax rate due to the implementation of state income tax planning strategies related to our corporate structure and the relocation of one of our significant units. During the fourth quarter of fiscal 2011, we recorded a net $2.3 million tax benefit, which was primarily the result of a $3.5 million federal income tax benefit as a result of the completion of an examination of our income tax returns from fiscal 2007 through fiscal 2009.

        During fiscal 2012, we retired $9.4 million principal amount of our 1.625% convertible notes resulting in a net loss of $0.2 million. We also retired $20.6 million principal amount of our 1.75% convertible notes resulting in a net loss of $0.2 million. During fiscal 2012 and 2011, we retired $9.1 million and $6.0 million principal amount of our 2.25% convertible notes resulting in a net loss of $0.3 million and a gain of $0.1 million for years 2012 and 2011, respectively.

        Net income attributable to AAR was $67.7 million compared to $69.8 million in the prior year due to the factors discussed above.

Liquidity, Capital Resources and Financial Position

        Our operating activities are funded and commitments met through the generation of cash from operations. Periodically, we may raise capital through the issuance of common stock and debt financing in the public and private markets. In addition to these cash sources, our current capital resources include an unsecured credit facility, as well as a separate secured credit facility. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. Under our universal shelf registration statement filed with the Securities and Exchange Commission that became effective May 4, 2012, we registered an indeterminate number of principal amount or shares of common stock, shares of preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units which may be sold from time to time, subject to market conditions.

        At May 31, 2013, our liquidity and capital resources included cash of $75.3 million and working capital of $644.7 million. On April 24, 2013, we amended our agreement with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders (as amended, the "Credit Agreement"), reducing the aggregate revolving credit commitment under the Credit Agreement from $580.0 million to $475.0 million, and extending the maturity by approximately two years to April 24, 2018. Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan. Borrowings outstanding under this facility at May 31, 2013 were $120.0 million and there were approximately $17.8 million of outstanding letters of credit, which reduced the availability of this facility to $337.2 million. There are no other terms or covenants limiting the availability of this facility. We also have $5.2 million available under a foreign line of credit.

        In addition to our unsecured Credit Agreement, on March 28, 2013, we amended our secured revolving credit facility with The Huntington National Bank (the "Huntington Loan Agreement"). The amendment to the Huntington Loan Agreement reduced our secured revolving facility from $65.0 million to $40.0 million while also reducing the interest rate from 325 basis points to 175 basis points over LIBOR. Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us. The Huntington Loan Agreement expires on April 23, 2015. As of May 31, 2013 and 2012, $39.2 million and $33.0 million, respectively, were outstanding under this agreement. There are no other terms or covenants limiting the availability of this facility.

        On April 15, 2013, we completed an add-on offering of $150.0 million aggregate principal amount of our 7.25% Senior Notes due 2022 (the "Notes"). The Notes were sold in a private placement to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the

"Securities Act"), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes were sold at a price equal to 107.5% of the principal amount thereof, for a yield to maturity of 6.128%. The net proceeds of the offering of the Notes after expenses were $157.6 million, and were used to repay a portion of the borrowings under our unsecured revolving credit agreement.

        The Notes were issued under the indenture dated January 23, 2012, as supplemented as of November 30, 2012 (the "Indenture"), pursuant to which we issued $175.0 million aggregate principal amount of our 7.25% Senior Notes due 2022 (the "Original Notes"). The Notes will be treated as a single series with the Original Notes and have the same terms as those of the Original Notes, except for certain provisions related to registration rights. The Notes and Original Notes will vote as one class under the Indenture.

        On February 14, 2013, we completed an exchange agreement with an institutional holder to exchange $22.7 million aggregate principal amount of our 1.75% Convertible Senior Notes, plus cash in the amount of $7.3 million for a new $30.0 million convertible note (the "New Note"). The New Note was issued in a private placement, is subject to customary resale restrictions, and has no registration rights. The New Note matures on February 1, 2015 unless redeemed earlier by us with a 30 days' notice to the holder at a call price reflecting a yield to maturity of 3.75% from inception. We may redeem the New Note at any time before February 1, 2014 in the event of a change in control or at any time from February 1, 2014 through February 1, 2015 with a call price at maturity of 104.038%. Upon conversion, the holder of the New Note shall be entitled to receive only cash and not shares of common stock. The New Note bears interest at a coupon rate of 1.75% per year, payable semi-annually on February 1 and August 1.

        We are in compliance with all financial covenants under each of our financing arrangements.

Cash Flows from Operating Activities

        During fiscal 2013, our cash flow from operations was $162.9 million primarily as a result of net income attributable to AAR and non-controlling interest and aggregate depreciation and amortization. These positive impacts were partially offset by capitalized program and overhaul costs and a decrease in accounts payable as we reduced the number of days in accounts payable during fiscal 2013.

        Cash flow from operations increased $68.7 million from the prior year due to lower investments in inventory and reduced program and overhaul costs, partially offset by a reduction in accounts payable in fiscal 2013.

Cash Flows from Investing Activities

        During fiscal 2013, our investing activities used $32.8 million of cash. Cash outflows during fiscal 2013 related to capital expenditures of $37.6 million and $21.3 million of final payments for the acquisition of Telair, Nordisk, and Airinmar. These cash outflows were partially offset by proceeds from aircraft joint ventures representing a return of capital and proceeds from sales of equipment.

        Cash flow from investing activities improved $357.4 million from the prior year as the prior year included cash paid for the Telair, Nordisk, and Airinmar acquisitions, and a decrease in our capital expenditures in all of our units as we focus on the generation of cash.

Cash Flows from Financing Activities

        During fiscal 2013, our financing activities used $123.7 million of cash primarily due to a reduction in borrowings of $274.3 million, the repurchase of common stock under our share repurchase program of $14.6 million, and payment of dividends of $12.8 million. Proceeds from our borrowings during fiscal 2013 were $181.8 million. In the prior year we had cash inflows from net borrowing of $333.3 million and we used these proceeds to purchase Telair, Nordisk, and Airinmar.

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2013 is as follows:

	Payments Due by Period
	Total	Due in Fiscal 2014	Due in Fiscal 2015	Due in Fiscal 2016	Due in Fiscal 2017	Due in Fiscal 2018	After Fiscal 2018
On Balance Sheet:
Debt	$510.4	$69.6	$30.0	$60.8	$—	$—	$350.0
Capital leases	0.1	0.1	—	—	—	—	—
Bank borrowings[1]	199.2	18.5	40.7	10.0	10.0	120.0	—
Interest[2]	384.8	30.1	28.9	27.2	26.0	25.1	247.5
Off Balance Sheet:
Facilities and equipment operating leases	127.0	31.4	21.1	13.5	10.8	8.5	41.7
Garden City, New York operating lease	19.6	1.6	1.7	1.8	1.8	1.9	10.8
Purchase obligations[3]	279.7	270.4	8.8	0.1	—	—	0.4
Pension contribution	7.0	7.0	—	—	—	—	—

Notes:

1
The term of our revolving credit agreement extends to April 24, 2018.

2
Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2013.

3
Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.

        We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2013 was $17.8 million.

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

Goodwill and Other Intangible Assets

        Under accounting standards for goodwill and other intangible assets, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. We use a two-step process to evaluate goodwill for impairment. In the first step, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill. We estimate the fair value of each reporting unit using a valuation technique based on a multiple of earnings or discounted cash flows. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss.

        The assumptions we used to estimate the fair value of our reporting units are based on historical performance as well as forecasts used in our current business plan.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods. Write-downs are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions. We have utilized certain assumptions when determining the market value of inventories, such as historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand. Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in the recognition of impairment charges in future periods.

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

        Sales and related cost of sales for certain long-term manufacturing contracts and certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, based on either the relationship of costs incurred to date to estimated total costs or the units of delivery method. In connection with these contracts and programs, we are required to make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the program and the relative fair value of each element of the arrangement. Differences may occur between the judgments and estimates made by management and actual program results.

Equipment on or Available for Lease

        The cost of assets under lease is original purchase price plus overhaul costs. Depreciation is computed using the straight-line method over the estimated service life of the equipment, and maintenance costs are expensed as incurred.

        We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying accounting standards addressing impairment to equipment on or available for lease, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of aircraft and engines which are currently being leased or are available for lease. During the fourth quarter of fiscal 2011, we recorded a $5.3 million pre-tax impairment charge to reduce the carrying value of an aircraft held for sale to its fair value (See Note 12 of Notes to Consolidated Financial Statements).

Program Development Costs

        Our Cargo Systems unit was selected in June 2005 to provide cargo loading systems for the Airbus A400M Military Transport Aircraft ("A400M"). During fiscal 2013, we delivered initial production units to Airbus, and we expect to deliver revenue-producing units beginning late in the first quarter or early in the second quarter of fiscal 2014. We expect our portion of the revenue from this program to be approximately $250 million through fiscal 2020, based on current sales projections of the A400M and the agreed-upon fixed pricing for the items that we are now responsible for under the amended contract.

        As of May 31, 2013 and 2012, we have capitalized, net of reimbursements, $130.9 million and $91.9 million, respectively, of costs associated with the engineering and development of the cargo system. Sales and related cost of sales will be recognized on the units of delivery method. In determining the recoverability of the capitalized program development costs, we have made certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system. Differences between actual results and our assumptions may result in our not fully recovering our program development costs, which could adversely affect our operating results and financial condition.

Pension Plans

        The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

        AAR uses a discount rate to measure our benefit obligation for our pension plans. This discount rate will be used in calculating the net periodic benefit cost for these plans for fiscal 2014. We used a broad population of Aa-rated corporate bonds as of May 31, 2013 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum outstanding of $50.0 million. This population of bonds was narrowed from a broader universe of over 500 Moody's Aa-rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and the bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the domestic plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

        We establish the long-term asset return assumption based on a review of historical compound average asset returns, both company-specific and relating to the broad market, as well as analysis of current market and economic information and future expectations. The current asset return assumption is supported by historical market experience for both our actual and target asset allocation. In calculating the net pension cost, the expected return on assets is applied to a calculated value on plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. The difference between this expected return and the actual return on plan assets is a component of the total net unrecognized gain or loss and is subject to amortization in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in millions)

        Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements for a discussion on accounts receivable exposure.

        We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. We manage interest costs by using a mix of fixed- and floating-rate debt. We utilize two derivative financial instruments to manage our variable interest rate exposure over a medium- to long-term period. We have a floating-to-fixed interest rate swap and an interest rate cap agreement.

        A 10 percent increase to the average interest rate affecting our financial instruments, including the average outstanding balance of our debt obligations and related derivatives, would have reduced our pre-tax income by approximately $1 million during fiscal 2013.

        Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would have decreased pre-tax income by approximately $6.0 million in 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended May 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2013 and 2012, and the results of their operations, comprehensive income, and their cash flows for each of the years in the three-year period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 25, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois July 25, 2013

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2013	2012	2011
	(In millions, except per share data)
Sales:
Sales from products	$1,228.5	$1,384.2	$1,250.1
Sales from services	908.8	680.8	555.0

	2,137.3	2,065.0	1,805.1

Costs and operating expenses
Cost of products	1,115.5	1,208.6	1,067.2
Cost of services	707.6	534.1	425.5
Cost of sales—restructuring and impairment	—	3.7	5.3
Selling, general and administrative	198.4	189.4	182.7

	2,021.5	1,935.8	1,680.7

Gain on sale of product line	—	—	5.9
Earnings from joint ventures	6.8	1.5	3.3

Operating income	122.6	130.7	133.6
(Loss) gain on extinguishment of debt	(0.3)	(0.7)	0.1
Interest expense	(41.6)	(37.7)	(30.7)
Interest income	1.5	1.2	0.4

Income before provision for income taxes	82.2	93.5	103.4
Provision for income taxes	26.7	25.5	33.6

Net income attributable to AAR and noncontrolling interest	55.5	68.0	69.8
Income attributable to noncontrolling interest	(0.5)	(0.3)	—

Net income attributable to AAR	$55.0	$67.7	$69.8

Earnings per share—basic	$1.38	$1.68	$1.76
Earnings per share—diluted	$1.38	$1.65	$1.73

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended May 31,
	2013	2012	2011
	(In millions)
Net income attributable to AAR and noncontrolling interest	$55.5	$68.0	$69.8
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax	8.7	(18.5)	3.3
Derivative instruments unrealized gain (loss), net of tax expense (benefit) of $0.3 in 2013, ($2.1) in 2012, and $0 in 2011	0.6	(3.9)	—
Unrecognized pension and post retirement costs, net of tax expense (benefit) of $1.8 in 2013, ($7.6) in 2012, and $4.1 in 2011	3.4	(14.2)	7.7

Total other comprehensive income, net of tax	12.7	(36.6)	11.0

Comprehensive income	68.2	31.4	80.8
Less: Comprehensive income attributable to noncontrolling interests	(0.5)	(0.3)	—

Comprehensive income attributable to AAR	$67.7	$31.1	$80.8

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2013	2012
	(In millions)
Current assets:
Cash	$75.3	$67.7
Accounts receivable	297.4	302.1
Inventories	453.7	461.2
Rotable spares and equipment on or available for short-term lease	129.2	138.6
Deposits, prepaids and other	60.1	71.1
Deferred tax assets	18.0	22.6

Total current assets	1,033.7	1,063.3

Property, plant and equipment, at cost:
Land	9.2	9.0
Buildings and improvements	99.5	98.7
Equipment, furniture and fixtures	607.5	573.6

	716.2	681.3
Accumulated depreciation	(354.5)	(298.4)

	361.7	382.9

Other assets:
Goodwill	255.6	262.6
Intangible assets, net	157.8	155.0
Equipment on long-term lease	64.7	73.1
Capitalized program development costs	124.9	91.9
Investment in joint ventures	31.8	49.9
Other	106.7	117.0

	741.5	749.5

	$2,136.9	$2,195.7

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2013	2012
	(In millions)
Current liabilities:
Short-term debt	$—	$0.6
Current maturities of long-term debt	86.4	122.2
Accounts and trade notes payable	149.3	201.4
Accrued liabilities	153.3	149.0

Total current liabilities	389.0	473.2

Long-term debt, less current maturities	622.2	669.4
Deferred tax liabilities	138.2	115.9
Other liabilities and deferred income	68.0	71.2

	828.4	856.5

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,691,437 and 44,849,196 shares at cost, respectively	44.7	44.8
Capital surplus	431.6	423.6
Retained earnings	584.9	541.8
Treasury stock, 5,309,252 and 4,576,368 shares at cost, respectively	(100.1)	(90.4)
Accumulated other comprehensive loss	(42.5)	(55.2)

Total AAR stockholders' equity	918.6	864.6
Noncontrolling interest	0.9	1.4

Total equity	919.5	866.0

	$2,136.9	$2,195.7

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2013

(In millions)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total AAR Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, May 31, 2010	$44.9	$416.8	$419.3	$(104.4)	$(29.6)	$747.0	$(0.6)	$746.4
Net income	—	—	69.8	—	—	69.8	—	69.8
Cash dividends	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Stock option activity	—	4.0	—	1.4	—	5.4	—	5.4
Restricted stock activity	0.1	2.8	—	5.2	—	8.1	—	8.1
Repurchase of shares	—	—	—	(2.5)	—	(2.5)	—	(2.5)
Bond hedge and warrant activity	—	(0.1)	—	(0.1)	—	(0.2)	—	(0.2)
Equity portion of bond repurchase	—	0.3	—	—	—	0.3	—	0.3
Other comprehensive income, net of tax	—	—	—	—	11.0	11.0	—	11.0

Balance, May 31, 2011	$45.0	$423.8	$486.1	$(100.4)	$(18.6)	$835.9	$(0.6)	$835.3
Net income	—	—	67.7	—	—	67.7	0.3	68.0
Cash dividends	—	—	(12.0)	—	—	(12.0)	—	(12.0)
Stock option activity	—	4.8	—	(0.1)	—	4.7	—	4.7
Restricted stock activity	(0.2)	(4.8)	—	13.8	—	8.8	—	8.8
Repurchase of shares	—	—	—	(3.7)	—	(3.7)	—	(3.7)
Equity portion of bond repurchase	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Other comprehensive income, net of tax	—	—	—	—	(36.6)	(36.6)	—	(36.6)
Assumption of noncontrolling interest	—	—	—	—	—	—	1.7	1.7

Balance, May 31, 2012	$44.8	$423.6	$541.8	$(90.4)	$(55.2)	$864.6	$1.4	$866.0
Net income	—	—	55.0	—	—	55.0	0.5	55.5
Cash dividends	—	—	(11.9)	—	—	(11.9)	(1.0)	(12.9)
Stock option activity	—	2.8	—	1.7	—	4.5	—	4.5
Restricted stock activity	(0.1)	4.7	—	3.2	—	7.8	—	7.8
Repurchase of shares	—	—	—	(14.6)	—	(14.6)	—	(14.6)
Equity portion of bond repurchase	—	0.5	—	—	—	0.5	—	0.5
Other comprehensive income, net of tax	—	—	—	—	12.7	12.7	—	12.7

Balance, May 31, 2013	$44.7	$431.6	$584.9	$(100.1)	$(42.5)	$918.6	$0.9	$919.5

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2013	2012	2011
	(in millions)
Cash flows provided from operating activities:
Net income attributable to AAR and noncontrolling interest	$55.5	$68.0	$69.8
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	79.7	72.0	59.3
Amortization of stock-based compensation	11.1	12.5	12.3
Amortization of debt discount	9.6	13.2	12.3
Amortization of overhaul costs	28.9	8.3	—
Deferred tax provision	29.5	32.8	38.9
Restructuring and impairment charges	—	3.7	5.3
Loss (gain) on extinguishment of debt	0.3	0.7	(0.1)
Gain on sale of product line	—	—	(5.9)
Earnings from joint ventures	(6.8)	(1.5)	(3.3)
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	6.0	36.3	(45.0)
Inventories	16.1	(47.6)	(13.0)
Rotable spares and equipment on or available for short-term lease	10.4	5.6	(21.6)
Equipment on long-term lease	0.8	16.5	3.3
Accounts and trade notes payable	(50.7)	18.3	48.7
Accrued and other liabilities	11.8	(20.9)	8.2
Other, primarily program and overhaul costs	(39.3)	(123.7)	(60.6)

Net cash provided from operating activities	162.9	94.2	108.6

Cash flows used in investing activities:
Property, plant and equipment expenditures	(37.6)	(91.2)	(124.9)
Proceeds from disposal of assets	11.8	4.1	—
Proceeds from sale of product line	—	—	10.0
Payments for acquisitions	(21.3)	(298.1)	—
Proceeds from aircraft joint ventures	15.4	1.6	8.3
Other	(1.1)	(6.6)	(12.1)

Net cash used in investing activities	(32.8)	(390.2)	(118.7)

Cash flows (used in) provided from financing activities:
Proceeds from borrowings	181.8	416.8	55.0
Reduction in borrowing	(274.3)	(83.5)	(58.5)
Reduction in equity due to convertible bond repurchase	(0.5)	(1.2)	(0.2)
Cash dividends	(12.8)	(12.1)	(3.0)
Purchase of treasury stock	(14.6)	(3.7)	(2.5)
Stock option exercises	1.1	3.0	2.0
Other	(4.4)	(12.5)	(4.6)

Net cash (used in) provided from financing activities	(123.7)	306.8	(11.8)

Effect of exchange rate changes on cash	1.2	(0.5)	(0.1)

Increase (decrease) in cash and cash equivalents	7.6	10.3	(22.0)
Cash and cash equivalents, beginning of year	67.7	57.4	79.4

Cash and cash equivalents, end of year	$75.3	$67.7	$57.4

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

        AAR CORP. is a diversified provider of products and services to the worldwide commercial aviation and government and defense markets. Products and services include: aviation supply chain and parts support programs; maintenance, repair and overhaul of aircraft and landing gear; design and manufacture of specialized mobility and cargo systems and composite and other high-end precision machined structures; expeditionary airlift services; aircraft modifications and aircraft and engine sales and leasing. We serve commercial, defense and governmental aircraft fleet operators, original equipment manufacturers, and independent service providers around the world, and various other domestic and foreign military customers.

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

Revenue Recognition

        Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer. Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer. Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title. Under the majority of our expeditionary airlift services contracts, we are paid and record as revenue a fixed daily amount per aircraft for each day an aircraft is available to perform airlift services. In addition, we are paid and record as revenue an amount which is based on number of hours flown. Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer. We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites. Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services. Sales and related cost of sales for certain long-term manufacturing contracts, certain large airframe maintenance contracts, and performance-based logistics programs are recognized by the percentage of completion method, either based on the relationship of costs incurred to date to the estimated total costs or the units of delivery method. Lease revenues are recognized as earned. Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement. However, for leases that provide variable rents, we recognize lease income on a straight-line basis. In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month. Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

        Certain supply chain management programs we provide to our customers contain multiple elements or deliverables, such as program and warehouse management, parts distribution, and maintenance and

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

repair services. We recognize revenue for each element or deliverable that can be identified as a separate unit of accounting at the time of delivery based upon the relative fair value of the products and services.

        Included in accounts receivable as of May 31, 2013 and 2012, are $28.4 million and $36.2 million, respectively, of unbilled accounts receivable related to our KC10 supply agreement. These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program. These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

        In addition to the unbilled accounts receivable, included in Other non-current assets on the consolidated balance sheet as of May 31, 2013 and 2012, are $9.9 million and $27.9 million, respectively, of costs in excess of amounts billed for the flight-hour portion of the same KC10 supply agreement. These amounts represent the difference between the amount of revenue recognized by us driven by costs incurred under the flight hour portion of the program, compared to what was billed. These amounts are after adjustments recorded during fiscal 2013 and 2012, as more fully described below.

        Pursuant to U.S. generally accepted accounting principles, we have to assess the recoverability of the costs in excess of amounts billed by projecting future performance of the flight hour portion of the contract, including an estimate of future flight hours and costs over the life of the program. In fiscal 2012, we reduced the profit margin on the flight-hour portion of the contract from 8% to 2% due to higher than expected costs incurred by us to support the fleet, resulting in a $9.5 million pre-tax charge.

        As we entered fiscal 2013, to support the 2% margin we established cost savings targets to reduce program spend over the life of the program. We exceeded our first year targeted savings and are on track to achieve the fiscal 2014 savings target. However, beginning in the second half of fiscal 2013 we experienced a decrease in flight hour revenue. This decrease was caused by a 28% decline in flight hours flown due to lower operations tempo and, we believe, the effects of sequestration. As a result of this unexpected and significant decline in flight hour revenue, together with our revised forecast for future usage of the fleet (which is below our previous forecast and historical usage), we further lowered the revenue and profitability forecast for the flight hour portion of the contract, resulting in a $29.8 million pre-tax charge during the fourth quarter of fiscal 2013. In fiscal 2014, we will record 0% margin on the flight-hour portion of the contract, which is estimated to be approximately $45 million of revenue. We expect to recover the May 31, 2013 balance of the costs in excess of amounts billed of $9.9 million through projected future billings and by identifying additional cost savings opportunities over the life of the program. Non-flight hour revenue associated with the program are estimated to be approximately $35 to $40 million in fiscal 2014 at normal profit margins.

        Notwithstanding the foregoing, we reserve all our rights under the KC10 supply agreement, at law and in equity, including our rights to recover past and future revenues and expenses associated with the program.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

We use a two-step process to evaluate goodwill for impairment. In the first step, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill. We estimate the fair value of each reporting unit using a valuation technique based on a multiple of earnings or discounted cash flows. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss.

        The assumptions we used to estimate the fair value of our reporting units are based on historical performance, as well as forecasts used in our current business plan and require considerable management judgment. The fair value measurements used for our goodwill impairment testing use significant unobservable inputs, which reflect our own assumptions about the inputs that market participants would use in measuring fair value. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items.

        As of May 31, 2013, we have five reporting units as defined by the accounting standard for goodwill. Step one of the impairment test concluded for all of our reporting units the estimated fair value exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

        Goodwill by segment is as follows:

	May 31,
	2013	2012
Aviation Services	$91.9	$93.0
Technology Products	163.7	169.6

	$255.6	$262.6

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Intangible assets, other than goodwill, are comprised of the following:

	May 31,
	2013	2012
Amortizable intangible assets:
Customer relationships	$108.0	$113.4
Developed technology	31.0	30.0
Lease agreements	21.5	21.5
FAA certificates	5.0	5.0
Other	—	2.5

	165.5	172.4
Accumulated amortization	(25.1)	(34.1)

	140.4	138.3
Unamortized intangible assets:
Trademarks	17.4	16.7

	$157.8	$155.0

        Customer relationships are being amortized over 1-20 years, developed technology is being amortized over 7-30 years, the lease agreements are being amortized over 18 years, and the FAA certificates are being amortized over 20 years. Amortization expense recorded during fiscal 2013, 2012 and 2011 was $13.7 million, $13.0 million, and $9.6 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $9.0 million in 2014, $8.9 million in 2015, $8.8 million in 2016, $8.8 million in 2017 and $8.8 million in 2018.

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

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. Department of Defense were $49.3 million and $50.6 million at May 31, 2013 and 2012, respectively. Additionally, included in accounts receivable as of May 31, 2013 and 2012, are $56.0 million and $47.2 million, respectively, of accounts receivable from a large defense contractor. We perform regular evaluations of customer payment experience, current financial condition, and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        The carrying amounts of cash and cash equivalents, accounts receivable, short-term borrowings, and accounts and trade notes payable approximate fair value because of the short-term maturity of these instruments. The carrying value of long-term debt bearing a variable interest rate approximates fair value.

        Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

        Inventories are valued at the lower of cost or market (estimated net realizable value). Cost is determined by the specific identification, average cost, or first-in, first-out methods. From time-to-time, we purchase aircraft and engines for disassembly to individual parts and components. Costs are assigned to these individual parts and components utilizing list prices from original equipment manufacturers and recent sales history.

        The following is a summary of inventories:

	May 31,
	2013	2012
Raw materials and parts	$83.9	$101.3
Work-in-process	84.0	64.7
Aircraft and engine parts, components and finished goods	285.8	295.2

	$453.7	$461.2

Equipment under Leases

        Lease revenue is recognized as earned. The cost of the asset under lease is the original purchase price plus overhaul costs. Depreciation for aircraft is computed using the straight-line method over the estimated service life of the equipment. The balance sheet classification of equipment under lease is generally based on lease term, with fixed-term leases less than twelve months generally classified as short-term and all others generally classified as long-term.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Future rent due to us under non-cancelable leases during each of the next five fiscal years is $13.3 million in 2014, $12.5 million in 2015, $10.9 million in 2016, $10.7 million in 2017, and $10.5 million in 2018.

Property, Plant and Equipment

        Depreciation is computed on the straight-line method over useful lives of 10-40 years for buildings and improvements and 3-10 years for equipment, furniture and fixtures, and capitalized software. Aircraft and major components in service to support our Airlift unit are depreciated over their estimated useful lives, which is generally 7-20 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the applicable lease.

        Repair and maintenance expenditures are expensed as incurred. Upon sale or disposal, cost and accumulated depreciation are removed from the accounts, and related gains and losses are included in results of operations.

Supplemental Information on Cash Flows

        Supplemental information on cash flows follows:

	For the Year Ended May 31,
	2013	2012	2011
Interest paid	$28.3	$16.6	$17.2
Income taxes paid	24.1	11.4	9.8
Income tax refunds and interest received	23.2	7.2	4.5

        During fiscal 2013 treasury stock increased $9.7 million reflecting the purchase of treasury shares of $14.6 million, partially offset by the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, and restricted stock award grants of $4.9 million. During fiscal 2012 Treasury stock decreased $10.0 million reflecting the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, and restricted stock award grants of $13.7 million, partially offset by the purchase of treasury shares of $3.7 million. During fiscal 2011 Treasury stock decreased $4.0 million reflecting the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, and restricted stock award grants of $6.6 million, partially offset by the purchase of treasury shares of $2.5 million and the impact of net share settlements of $0.1 million of bond hedge and warrants associated with convertible bond repurchases during fiscal 2011.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Financing Arrangements

Debt Outstanding

        A summary of the carrying amount of our debt is as follows:

	May 31,
	2013	2012
Revolving credit facility expiring April 24, 2018 with interest payable monthly	$120.0	$280.0
Revolving credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	39.2	33.0
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	40.0	50.0
Notes payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	333.4	172.1
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	65.9	68.5
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	43.5	46.1
Convertible notes payable due February 1, 2026 with interest at 1.75% payable semi-annually on February 1 and August 1	—	94.9
Other[1]	66.6	47.6

Total debt	708.6	792.2
Current maturities of debt	(86.4)	(122.8)

Long-term debt	$622.2	$669.4

1
Included in Other is a revolving credit facility of $0 and $0.6 million, a note payable due March 15, 2014 of $1.2 million and $2.6 million, a note payable due July 19, 2012 of $0 and $8.4 million, a mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 of $11.0 million and $11.0 million, convertible notes due February 1, 2015 of $29.4 million and $0, and an industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 of $25.0 million and $25.0 million at May 31, 2013 and 2012, respectively.

        The aggregate principal amount of debt maturing during each of the next five fiscal years is $88.1 million in 2014, $70.7 million in 2015, $70.8 million in 2016, $10.0 million in 2017, and $120.0 million in 2018. At May 31, 2013, the face value of our debt was $709.7 million and the estimated fair value was approximately $735.0 million. The fair value amounts of our long-term debt securities are estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The debt is classified as Level 2 in the fair value hierarchy.

Revolving Credit Facilities

        On April 24, 2013, we amended our agreement with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders (as amended, the "Credit Agreement"), reducing the aggregate revolving credit commitment under the Credit Agreement from $580.0 million to

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Financing Arrangements (Continued)

$475.0 million, and extending the maturity by approximately two years to April 24, 2018. Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan. Borrowings outstanding under this facility at May 31, 2013 were $120.0 million and there were approximately $17.8 million of outstanding letters of credit, which reduced the availability of this facility to $337.2 million. There are no other terms or covenants limiting the availability of this facility. We also have $5.2 million available under a foreign line of credit.

        Borrowing activity under the Credit Agreement during fiscal 2013, 2012 and 2011 was as follows:

	For the Year Ended May 31,
	2013	2012	2011
Maximum amount borrowed	$395.0	$525.0	$135.0
Average daily borrowings	312.3	288.3	70.6
Average interest rate during the year	2.03%	1.90%	1.95%

        On March 28, 2013, we amended our secured revolving credit facility with The Huntington National Bank (the "Huntington Loan Agreement"). The amendment to the Huntington Loan Agreement reduced our secured revolving facility from $65.0 million to $40.0 million while also reducing the interest rate from 325 basis points to 175 basis points over LIBOR. Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us. The Huntington Loan Agreement expires on April 23, 2015. As of May 31, 2013 and 2012, $39.2 million and $33.0 million, respectively, were outstanding under this agreement.

        The Credit Agreement requires us to comply with certain financial covenants, including a fixed charge coverage ratio and a leverage ratio. The Credit Agreement contains certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Credit Agreement also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Credit Agreement.

        The Huntington Loan Agreement requires us to comply with certain financial covenants which are consistent with our Credit Agreement and it is not guaranteed by our subsidiaries. The Huntington Loan Agreement also contains certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.

        At May 31, 2013, we were in compliance with the financial covenants in these agreements.

Debt Issuances

        On April 15, 2013, we completed an add-on offering of $150.0 million aggregate principal amount of our 7.25% Senior Notes due 2022 (the "Notes"). The Notes were sold in a private placement to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Financing Arrangements (Continued)

(the "Securities Act"), and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes were sold at a price equal to 107.5% of the principal amount thereof, for a yield to maturity of 6.128%. The net proceeds of the offering of the Notes after expenses were $157.6 million, and were used to repay a portion of the borrowings under our unsecured revolving credit agreement.

        The Notes were issued under the indenture dated January 23, 2012, as supplemented as of November 30, 2012 (the "Indenture"), pursuant to which we issued $175.0 million aggregate principal amount of our 7.25% Senior Notes due 2022 (the "Original Notes"). The Notes will be treated as a single series with the Original Notes and have the same terms as those of the Original Notes, except for certain provisions related to registration rights. The Notes and Original Notes will vote as one class under the Indenture.

        On February 14, 2013, we completed an exchange agreement with an institutional holder to exchange $22.7 million aggregate principal amount of our 1.75% Convertible Senior Notes, plus cash in the amount of $7.3 million for a new $30.0 million convertible note (the "New Note"). The New Note was issued in a private placement, is subject to customary resale restrictions, and has no registration rights. The New Note matures on February 1, 2015 unless redeemed earlier by us with 30 days' notice to the holder at a call price reflecting a yield to maturity of 3.75% from inception. We may redeem the New Note at any time before February 1, 2014 in the event of a change in control or at any time from February 1, 2014 through February 1, 2015 with a call price at maturity of 104.038%. Upon conversion, the holder of the New Note shall be entitled to receive only cash and not shares of common stock. The New Note bears interest at a coupon rate of 1.75% per year, payable semi-annually on February 1 and August 1.

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

Debt Retirements

        During fiscal 2013 and 2012, we retired a portion of the following debt instruments:

	Principal Amount		Cash Paid		Loss on Repurchase
	2013	2012	2013	2012	2013	2012
1.625% convertible notes due March 1, 2014	$6.4	$9.4	$6.1	$8.9	$0.1	$0.2
2.25% convertible notes due March 1, 2016	5.5	9.1	4.9	8.1	0.2	0.3
1.75% convertible notes due February 1, 2026	11.0	20.6	11.0	20.3	—	0.2

	$22.9	$39.1	$22.0	$37.3	$0.3	$0.7

        The loss on repurchase, after consideration for unamortized discount and debt issuance costs, is recorded in (Loss) gain on extinguishment of debt on the Consolidated Statements of Income.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Financing Arrangements (Continued)

        In addition to the aforementioned debt retirements, during fiscal 2013, pursuant to the terms of the applicable indenture, certain holders of our 1.75% Convertible Senior Notes due 2026 (the "Securities") exercised the right to surrender their Securities for purchase by us (the "Put Option"). The Put Option entitled each holder of the Securities to surrender to us for purchase all or any part of such holder's Securities at a purchase price equal to 100% of the principal amount, plus accrued interest. The aggregate purchase price including principal, accrued and unpaid interest for the Securities surrendered for purchase pursuant to the Put Option was $66.2 million. The purchases were funded primarily by cash on hand and free cash flow during the third quarter of fiscal 2013. There was no gain or loss on the repurchase of these notes.

Convertible Notes

        As of May 31, 2013 and 2012, the short-term and long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	May 31,
	2013	2012
Long-term debt:
Principal amount	$148.3	$229.3
Unamortized discount	(9.5)	(19.8)

Net carrying amount	$138.8	$209.5

Equity component, net of tax	$75.3	$74.8

        The discount on the liability component of long-term debt is being amortized using the effective interest method based on an effective rate. For fiscal years 2013 and 2012, the effective interest rate for our convertible debt was as follows:

	May 31,
	2013	2012
1.625% convertible notes due March 1, 2014	6.82%	6.82%
1.75% convertible notes due February 1, 2015	5.00%	—
2.25% convertible notes due March 1, 2016	7.41%	7.41%
1.75% convertible notes due February 1, 2026	—	8.48%

        For our 1.625%, 1.75% and 2.25% convertible notes, the discount is being amortized through their respective maturity dates of March 1, 2014, February 1, 2015 and March 1, 2016. For our 1.75% convertible notes due February 1, 2026, the discount was amortized through February 1, 2013, which was the first put date for those notes. As of May 31, 2013 and 2012, for each of our convertible note issuances, the "if converted" value does not exceed its principal amount.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Financing Arrangements (Continued)

        The interest expense associated with the convertible notes was as follows:

	For the Year Ended May 31,
	2013	2012	2011
Coupon interest	$3.7	$4.9	$4.9
Amortization of deferred financing fees	0.5	0.7	0.8
Amortization of discount	9.3	13.1	12.3

Interest expense related to convertible notes	$13.5	$18.7	$18.0

        We are subject to a number of covenants under our financing arrangements, including restrictions that relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters. We are in compliance with all financial covenants under our financing arrangements.

3. Derivative Instruments and Hedging Activities

        We are exposed to interest rate risk associated with fluctuations in interest rates on our variable rate debt. We utilize two derivative financial instruments to manage our variable interest rate exposure over a medium- to long-term period. We have a floating-to-fixed interest rate swap and an interest rate cap agreement, each hedging $50.0 million of notional principal interest under our revolving Credit Agreement.

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

        We classify the derivatives as assets or liabilities on the balance sheet. Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship. As of May 31, 2013, all of our derivative instruments were classified as cash flow hedges. The fair value of the interest rate swap and interest rate cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

        We record the fair value of assets and liabilities in accordance with the hierarchy established by the authoritative guidance for fair value measurements. The fair value of our interest rate derivatives are classified as Level 2, which refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The following tables summarize the classification

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

3. Derivative Instruments and Hedging Activities (Continued)

and fair values of our interest rate derivative instruments reported in the Consolidated Balance Sheet at May 31, 2013 and May 31, 2012.

		Derivative Assets	Derivative Liabilities
	Balance Sheet Classification
Derivatives designated as hedging instruments:		May 31, 2013	May 31, 2013
Interest rate cap	Long-term assets	$0.1	$—
Interest rate swap	Long-term liabilities	—	(3.6)

		Derivative Assets	Derivative Liabilities
	Balance Sheet Classification
Derivatives designated as hedging instruments:		May 31, 2012	May 31, 2012
Interest rate cap	Long-term assets	$0.2	$—
Interest rate swap	Long-term liabilities	—	(4.5)

        We include gains and losses on the derivative instruments in other comprehensive income. We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings. The impact of the interest rate swap and interest cap agreement on the Consolidated Statement of Comprehensive Income for the years ended May 31, 2013 and 2012 was an unrealized gain of $0.6 million and an unrealized loss of $3.9 million, respectively. We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

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

        Restricted stock grants are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build a career with us. Restricted stock typically vests over periods of one to five years from date of grant. Restricted stock grants may be performance-based with vesting to occur over periods of three to six years. All restricted stock that has been granted and earned according to performance criteria carries full dividend and voting rights, regardless of whether it has vested.

        Typically, stock options and restricted stock are subject to forfeiture prior to vesting if the employee's employment terminates for any reason other than death, disability or retirement. A total of 9,949,000

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Stock-Based Compensation (Continued)

shares have been granted under the Stock Benefit Plan since its inception, and as of May 31, 2013, a total of 1,259,000 shares were available for future grant under the Stock Benefit Plan.

Stock Options

        During fiscal 2013, 2012 and 2011, we granted stock options representing 972,180 shares, 169,281 shares, and 720,970 shares, respectively.

        The weighted average fair value per share of stock options granted during fiscal 2013, 2012 and 2011 was $4.85, $11.42 and $8.06, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options Granted In Fiscal Year
	2013	2012	2011
Risk-free interest rate	0.6%	1.5%	1.8%
Expected volatility of common stock	51.4%	46.1%	47.0%
Dividend yield	2.3%	1.1%	0.0%
Expected option term in years	5.4	5.7	5.8

        The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of our common stock, and the expected option term represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The dividend yield represents our anticipated cash dividends at the grant date over the expected option term.

        A summary of stock option activity for the three years ended May 31, 2013 follows (shares in thousands):

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,703	$17.96	1,994	$18.56	1,543	$19.28
Granted	972	$12.95	169	$28.45	721	$17.54
Exercised	(124)	$13.72	(339)	$19.95	(128)	$15.85
Cancelled	(251)	$15.82	(121)	$19.73	(142)	$21.79

Outstanding at end of year	2,300	$16.22	1,703	$17.96	1,994	$18.56

Options exercisable at end of year	1,089	$17.73	880	$17.10	935	$19.40

        The total fair value of stock options that vested during fiscal 2013, 2012 and 2011 was $3.6 million, $4.0 million and $4.0 million, respectively. The total intrinsic value of stock options exercised during fiscal 2013, 2012 and 2011 was $0.5 million, $3.3 million and $1.3 million, respectively. The aggregate intrinsic value of options outstanding was $10.9 million and $0.3 million as of May 31, 2013 and 2012, respectively. The tax benefit realized from stock options exercised during fiscal 2013, 2012 and 2011 was zero, $0.5 million, and $0.2 million, respectively. Expense charged to operations for stock options during fiscal

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Stock-Based Compensation (Continued)

2013, 2012 and 2011 was $3.5 million, $4.2 million and $4.2 million, respectively, recorded in selling, general and administrative expenses. As of May 31, 2013, we had $4.4 million of unrecognized compensation expense related to stock options that will be amortized over an average period of 1.7 years.

        The following table provides additional information regarding stock options outstanding as of May 31, 2013 (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number Outstanding as of 5/31/13	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 5/31/13	Weighted- Average Exercise Price
$ 6.50 - $15.00	937	8.8	$12.74	40	$9.09
$15.01 - $20.00	1,138	6.5	$16.49	903	$16.25
$20.01 - $34.50	225	6.5	$29.33	146	$29.29

	2,300	7.4	$16.22	1,089	$17.73

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based restricted stock. The award is contingent upon the achievement of certain performance objectives, including net income, return on capital, and leverage ratios, or our stock price achieving a certain level over a period of time. During fiscal 2013, 2012 and 2011, we granted 53,280, 362,500, and 269,146 of performance-based restricted shares, respectively.

        In addition to the performance-based restricted stock awards, we also granted a total of 48,333 restricted shares to members of the Board of Directors and 65,780 restricted shares to executives and key employees during fiscal 2013.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Expense related to all restricted share programs during fiscal 2013, 2012 and 2011 was $7.6 million, $8.4 million and $8.7 million, respectively, recorded in selling, general and administrative expenses.

        Restricted share activity during the fiscal year ended May 31, 2013, is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2012	1,577	$22.65
Granted	167	$12.61
Vested	(326)	$20.21
Forfeited	(165)	$21.08

Nonvested at May 31, 2013	1,253	$22.91

        As of May 31, 2013, we had $8.1 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 1.5 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Stock-Based Compensation (Continued)

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

5. Income Taxes

        The provision for income taxes on pre-tax income includes the following components:

	For the Year Ended May 31,
	2013	2012	2011
Current:
Federal	$(13.1)	$(9.8)	$(8.6)
State	(1.8)	(0.5)	1.5
Foreign	12.1	3.0	1.8

	(2.8)	(7.3)	(5.3)
Deferred	29.5	32.8	38.9

	$26.7	$25.5	$33.6

        The deferred tax provision results primarily from differences between financial reporting and taxable income arising from depreciation, post-retirement benefits and capitalized program development costs.

        Income tax receivable at May 31, 2013 and 2012 was $18.0 million and $22.8 million, respectively, and is included in deposits, prepaids and other on the Consolidated Balance Sheet.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Income Taxes (Continued)

        The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2013, 2012 and 2011 to income before taxes, for the following reasons:

	For the Year Ended May 31,
	2013	2012	2011
Provision for income taxes at the federal statutory rate	$28.8	$32.7	$36.2
State income taxes, net of federal benefit and refunds	(1.0)	(3.5)	0.9
Research and development credit	(1.1)	(0.8)	(0.4)
Noncontrolling interest	(0.2)	(0.1)	—
Settlement of tax examinations	—	—	(3.5)
Federal adjustments	—	(3.3)	—
Other	0.2	0.5	0.4

Provision for income taxes	$26.7	$25.5	$33.6

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes and consist of the following components:

	May 31,
	2013	2012
Deferred tax assets-current attributable to:
Inventory costs	$14.8	$11.3
Employee benefits	8.3	6.0
Allowance for doubtful accounts	1.6	2.1
AMT, NOL and FTC carrybacks	—	7.3
Advanced billings and other	(6.7)	(4.1)

Total net deferred tax assets-current	$18.0	$22.6

Deferred tax assets-noncurrent attributable to:
Postretirement benefits	$17.7	$19.6
Bond hedge	1.7	3.1
Foreign intangible assets	41.5	39.5
AMT, NOL and FTC carrybacks	37.6	—
Other	1.0	4.8

Total deferred tax assets-noncurrent	$99.5	$67.0

Total deferred tax assets	$117.5	$89.6

Deferred tax liabilities attributable to:
Depreciation	$(163.5)	$(119.0)
Convertible notes	(3.9)	(7.0)
Capitalized program development costs	(28.8)	(17.3)
Foreign intangible assets	(41.5)	(39.6)

Total deferred tax liabilities	$(237.7)	$(182.9)

Net deferred tax liabilities	$(120.2)	$(93.3)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Income Taxes (Continued)

        As of May 31, 2013, we have determined that the realization of our deferred tax assets is more likely than not, and that a valuation allowance is not required based upon our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation.

        Our fiscal 2013 effective income tax rate was 32.5%, which included a $1.3 million reduction in income tax expense related to the reduction of our state income tax rate from continued implementation of state tax planning strategies. In fiscal 2012, our effective income tax rate was 27.2%, which included a $3.3 million reduction in income tax expense primarily relating to revisions in book versus tax differences, and a $4.0 million reduction in income tax expense, primarily related to the reduction in our state income tax rate from the implementation of state tax planning strategies. Our state tax planning strategies included a new corporate structure and the relocation of one of our significant business units.

        Fiscal years 2010 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations. We have no unrecognized tax benefits as of May 31, 2013.

        During fiscal 2011, an examination of our fiscal years 2007 through 2009 tax returns was completed, which resulted in a reduction of income tax expense in the amount of $3.5 million, primarily due to the allowance of foreign tax credits which had not previously been benefited.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Earnings Per Share (Continued)

        The following table provides a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2013 (shares in millions).

	For the Year Ended May 31,
	2013	2012	2011
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$55.5	$68.0	$69.8
Less income attributable to participating shares	(2.0)	(2.5)	(2.3)
Less income attributable to noncontrolling interest	(0.5)	(0.3)	—

Net income attributable to AAR available to common shareholders	$53.0	$65.2	$67.5

Basic shares:
Weighted average common shares outstanding	38.3	38.8	38.4

Earnings per share—basic	$1.38	$1.68	$1.76

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$55.5	$68.0	$69.8
Less income attributable to participating shares	(1.9)	(2.3)	—
Less income attributable to noncontrolling interest	(0.5)	(0.3)	—
Add after-tax interest on convertible debt	3.2	5.8	5.6

Net income attributable to AAR available to common shareholders	$56.3	$71.2	$75.4

Diluted shares:
Weighted average common shares outstanding	38.3	38.8	38.4
Additional shares from the assumed exercise of stock options	0.1	0.2	0.3
Additional shares from the assumed vesting of restricted stock	—	—	0.8
Additional shares from the assumed conversion of convertible debt	2.2	4.1	4.1

Weighted average common shares outstanding—diluted	40.6	43.1	43.6

Earnings per share—diluted	$1.38	$1.65	$1.73

        At May 31, 2013, 2012 and 2011, respectively, options to purchase 872,200 shares, 1,627,000 shares, and 170,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the period then ended.

7. Employee Benefit Plans

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2013 was 4.5%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

        Certain foreign operations of domestic subsidiaries also have a defined benefit pension plan. Benefit formulas are based generally on years of service and compensation. It is the policy of these subsidiaries to fund at least the minimum amounts required by local laws and regulations.

        We provide eligible outside directors with benefits upon retirement on or after age 65 provided they have completed at least five years of service as a director. Benefits are paid quarterly in cash equal to 25% of the annual retainer fee payable to active outside directors. Payment of benefits commences upon retirement and continues for a period equal to the total number of years of the retired director's service up to a maximum of ten years, or death, whichever occurs first. In fiscal 2001, we terminated this plan for any new members of the Board of Directors first elected after May 31, 2001. No current directors participate in this plan.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

        The change to our projected benefit obligation and the fair value of our plan assets for our pension plan in the United States and other countries is as follows:

	May 31,
	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$123.0	$105.1
Projected benefit obligations from acquired companies	—	4.6
Service cost	2.0	1.6
Interest cost	5.0	5.5
Participant contributions	0.4	0.4
Net actuarial loss	3.4	17.4
Benefit payments	(5.8)	(5.5)
Plan change	—	0.4
Foreign currency adjustment	2.2	(6.5)

Projected benefit obligation at end of year	$130.2	$123.0

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$87.7	$94.4
Actual return on plan assets	12.9	—
Employer contributions	4.5	4.5
Participant contributions	0.4	0.4
Benefit payments	(5.8)	(5.5)
Foreign currency adjustment	1.9	(6.1)

Fair value of plan assets at end of year	$101.6	$87.7

Funded status at end of year	$(28.6)	$(35.3)

        Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	May 31,
	2013	2012
Accrued liabilities	$(3.2)	$(1.9)
Other liabilities and deferred income	(25.4)	(33.4)

Funded status at end of year	$(28.6)	$(35.3)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive loss, net of tax of $18.8 million and $20.2 million at May 31, 2013 and 2012, respectively, consisted of the following:

	May 31,
	2013	2012
Actuarial loss	$33.9	$37.3
Prior service cost	0.7	0.7

Total	$34.6	$38.0

        The following tables provide the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all pension plans with a projected benefit obligation or accumulated benefit obligation in excess of plan assets.

	May 31,
Projected benefit obligation in excess of plan assets	2013	2012
Projected benefit obligation	$130.2	$123.0
Fair value of plan assets	101.6	87.7

	May 31,
Accumulated benefit obligation in excess of plan assets	2013	2012
Projected benefit obligation	$83.8	$85.2
Accumulated benefit obligation	83.4	85.0
Fair value of plan assets	57.5	50.2

        The accumulated benefit obligation for all pension plans was $124.7 million and $118.3 million as of May 31, 2013 and 2012, respectively.

Net Periodic Benefit Cost

        Pension expense charged the statement of income includes the following components:

	For the Year Ended May 31,
	2013	2012	2011
Service cost	$2.0	$1.6	$2.1
Interest cost	5.0	5.5	5.4
Expected return on plan assets	(6.0)	(6.6)	(5.8)
Amortization of prior service cost	0.2	0.2	0.1
Recognized net actuarial loss	1.9	1.0	1.2

	$3.1	$1.7	$3.0

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

        The estimated amounts to be amortized from accumulated other comprehensive loss into expense during fiscal 2014 are as follows:

Net actuarial loss	$1.9
Prior service cost	0.2

Total	$2.1

Assumptions

        The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted-average assumptions used in the measurement of our projected benefit obligations:

	May 31,
	2013	2012
Discount rate:
Domestic plans	4.3%	4.1%
International plans	3.7	4.1
Rate of compensation increase:
Domestic plans	2.5%	2.5%
International plans	3.0	3.0

        A summary of the weighted-average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2013	2012	2011
Discount rate:
Domestic plans	4.1%	5.3%	5.6%
International plans	4.1	5.5	4.5
Rate of compensation increase:
Domestic plans	2.5%	3.5%	3.5%
International plans	3.0	3.0	3.0
Expected long-term rate on plan assets:
Domestic plans	8.0%	8.0%	8.0%
International plans	4.2	5.8	4.5

        The discount rate was determined by projecting the expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2013	2012
Equity securities	61%	59%	45 - 75%
Fixed income securities	20	22	15 - 25%
Other (fund-of-funds hedge fund)	19	19	0 - 25%

	100%	100%

        The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974 (ERISA). The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2013. Direct investments in our securities and the use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks, and fund-of-funds hedge funds.

        The assets of the non-domestic plan are invested in compliance with local laws and regulations and are comprised primarily of equity and fixed income mutual funds.

        To develop our expected long-term rate of return assumption on domestic plans, we use long-term historical return information for our targeted asset mix and current market conditions.

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2013:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
U.S. common stock	$6.1	$—	$—	$6.1
U.S. mutual funds	21.7	—	—	21.7
International common stock	0.7	—	—	0.7
International mutual funds	6.7	—	—	6.7
Fixed income:
Government securities mutual funds	7.2	—	—	7.2
Corporate bonds mutual funds	4.0	—	—	4.0
Hedge funds	—	—	2.4	2.4
Hedge fund-of-funds	—	44.1	7.7	51.8
Cash and cash equivalents	1.0	—	—	1.0

Total investments	$47.4	$44.1	$10.1	$101.6

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2012:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
U.S. common stock	$3.4	$—	$—	$3.4
U.S. mutual funds	19.6	—	—	19.6
International common stock	0.8	—	—	0.8
International mutual funds	5.5	—	—	5.5
Government securities mutual funds	11.4	—	—	11.4
Hedge funds	—	—	2.3	2.3
Hedge fund-of-funds	—	37.5	7.1	44.6
Cash and cash equivalents	0.1	—	—	0.1

Total investments	$40.8	$37.5	$9.4	$87.7

1
Quoted prices in active markets for identical assets that we have the ability to access as of the reporting date.

2
Inputs other than quoted prices included within Level 1 that are directly observable for the asset or indirectly observable through corroboration with observable market data.

3
Unobservable inputs, such as internally developed pricing models or third party valuations for the asset due to little or no market activity for the asset.

        The following table presents the reconciliation of Level 3 pension assets measured at fair value for the fiscal years ended May 31, 2013 and 2012:

	Hedge Funds	Hedge Fund-of-funds	Total
Balance as of May 31, 2012	$2.3	$7.1	$9.4
Actual return on plan assets:
Relating to assets still held at reporting date	0.1	0.6	0.7

Balance as of May 31, 2013	$2.4	$7.7	$10.1

Valuation Techniques Used to Determine Fair Value

        Cash equivalents are investments with maturities of three months or less when purchased. The fair values are based on observable market prices and categorized as Level 1.

        With respect to individually held equity securities, including investments in U.S. and international securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, which we are able to independently corroborate. Equity securities held individually are primarily traded on exchanges that contain only actively traded securities, due to the volume trading requirements imposed by these exchanges. Equity securities are value based on quoted prices in active markets and are categorized as Level 1.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

        Equity and fixed income mutual funds are maintained by investment companies that hold certain investments in accordance with a stated set of fund objectives, which are consistent with our overall investment strategy. The values of some of these funds are publicly quoted. For equity and fixed income mutual funds which are publicly quoted, the funds are valued based on quoted prices in active markets and have been categorized as Level 1. For equity and fixed income mutual funds which are not publicly quoted, the fund administrators value the funds using the net asset value per fund share, derived from quoted prices in active markets of the underlying securities. These funds have been categorized as Level 2.

        Hedge fund and hedge fund-of-funds investments include those seeking to maximize absolute returns using a broad range of strategies to enhance returns and provide additional diversification. The fair value of hedge funds and hedge fund-of-funds is determined using net asset value or its equivalent subject to certain restrictions, such as a lock-up period. For our investments that have terms that allow redemption within a reasonable period of time from the measurement date, the hedge fund investments are categorized as Level 2. For investments that may limit our ability to redeem the investments at the measurement date or within a reasonable period of time, the hedge fund and hedge fund-of-funds investments are categorized as Level 3.

Future Benefit Payments and Funding

        The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
	2014	2015	2016	2017	2018	2019 to 2023
Estimated future pension payments	$9.7	$5.5	$5.6	$5.4	$6.2	$32.3

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing approximately $7.0 million during fiscal 2014.

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plans are unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $1.0 million and $1.1 million as of May 31, 2013 and 2012, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Our contributions vest on a pro-rata basis during the first three years of employment. We also provide profit sharing benefits for certain

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to the statement of income for our matching contributions, including profit sharing contributions, was $14.0 million in fiscal 2013, $13.2 million in fiscal 2012 and $10.5 million in fiscal 2011 for these plans.

8. Acquisitions

        On December 2, 2011, we acquired Telair International GmbH ("Telair") and Nordisk Aviation Products, AS ("Nordisk"). Telair is a leader in the design, manufacture and support of cargo loading systems for wide-body and narrow-body aircraft with established positions on the world's most popular current and next-generation passenger and freighter aircraft. Telair operates from facilities in Germany, Sweden and Singapore. Nordisk designs and manufactures heavy duty pallets and lightweight cargo containers for commercial airlines from facilities in Norway and China. The purchase price of the acquisition was $280.0 million paid at closing, plus or minus a working capital adjustment. During the fourth quarter of fiscal 2012, the working capital adjustment was finalized, which increased the purchase price to $296.5 million. The $16.5 million working capital adjustment was paid in the first quarter of fiscal 2013. The units operate as part of our Technology Products segment.

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

        On October 11, 2011, we acquired Airinmar Holdings Limited ("Airinmar"), a sophisticated repair, outsourcing and warranty claim manager. Airinmar operates as part of our Aviation Services segment. Total consideration was estimated to be $43.5 million, which included $23.2 million cash paid at closing, and a potential earn-out payment of $20.3 million. The potential earn-out payment was to be based upon Airinmar achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) levels over a two-year period, as well as retaining certain key customers. A liability of $20.3 million was recognized as an estimate of the acquisition date fair value of the earn-out and was included in Other

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Acquisitions (Continued)

liabilities and deferred income on our Consolidated Balance Sheet. During the fourth quarter of 2012, this estimate was reduced by $3.4 million and this change in the fair value of the earn-out was recognized in earnings. During the third quarter of fiscal 2013, we agreed with Airinmar to a $4.6 million final settlement for the earn-out. The $9.0 million change in the fair value of the earn-out liability was recognized in earnings.

        During the first quarter of fiscal 2013, we completed the final purchase price allocation for Airinmar and the results are as follows:

Cash	$3.7
Accounts receivable	8.0
Prepaid expenses	0.9
Property, plant and equipment	0.6
Deferred tax assets	5.3
Goodwill	21.6
Identified intangibles	20.8
Accounts payable	(6.7)
Deferred tax liabilities	(5.3)
Accrued liabilities	(5.4)

9. Aircraft Portfolio

        Within our Aviation Services segment, we own commercial aircraft with joint venture partners as well as aircraft that are wholly-owned. These aircraft are available for lease or sale to commercial air carriers.

Aircraft Owned through Joint Ventures

        As of May 31, 2013 and 2012, we had ownership interests in four and 18 aircraft, respectively, with joint venture partners. As of May 31, 2013 and 2012, our equity investment in the aircraft owned with joint venture partners was approximately $27.5 million and $41.3 million, respectively, and is included in Investment in joint ventures on the Consolidated Balance Sheet. Included in the May 31, 2013 amount is notes receivable in the amount of $15.3 million for aircraft which the joint ventures have sold. Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting. Our membership interest in each of these limited liability companies is 50%, and the primary business of these companies is the acquisition, ownership, lease and disposition of certain commercial aircraft. Aircraft were purchased with cash contributions by the members of the companies and debt financing provided to the limited liability companies on a limited recourse basis. Under the terms of servicing agreements with certain of the limited liability companies, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide remarketing services with respect to the divestiture of aircraft by the limited liability companies. During fiscal 2013, 2012 and 2011, we were paid $0.5 million, $0.6 million and $1.3 million, respectively, for such services. The income tax benefit or expense related to the operations of the ventures is recorded by the member companies.

        Distributions from joint ventures are classified as operating or investing activities in the Consolidated Statements of Cash Flows based upon an evaluation of the specific facts and circumstances of each distribution.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

9. Aircraft Portfolio (Continued)

        Summarized financial information for these limited liability companies is as follows:

	For the Year Ended May 31,
	2013	2012	2011
Sales	$115.2	$45.7	$65.2
Income before provision for income taxes	13.5	3.7	7.4

        During the third quarter of fiscal 2013, the joint ventures partners sold ten aircraft for $64.0 million, and during the second quarter of fiscal 2013 the joint venture partners sold two aircraft for $13.9 million.

	May 31,
	2013	2012
Balance sheet information:
Assets	$91.3	$169.6
Debt	26.8	75.6
Members' capital	61.4	88.8

Wholly-Owned Aircraft

        In addition to the aircraft owned with joint venture partners, we own two aircraft at May 31, 2013 and 2012 for our own account that are considered wholly-owned. Our investment in the wholly-owned aircraft, after consideration of financing, is comprised of the following components:

	May 31,
	2013	2012
Gross carrying value	$23.0	$25.2
Debt	—	(8.4)

Net AAR investment	$23.0	$16.8

        We repaid $8.4 million principal amount of our 7.22% note when due in July 2012.

        Included in Other on the May 31, 2013 Consolidated Balance Sheet is $10.2 million of notes receivable due from customers for aircraft sold from our wholly-owned portfolio.

        Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the four aircraft owned with joint venture partners and two wholly-owned aircraft is as follows:

Aircraft owned with joint venture partners

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date (FY)	Post-Lease Disposition
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
2	737-400	1993 and 1997	Malaysia Airlines	2014	Sale/Re-lease

4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

9. Aircraft Portfolio (Continued)

Wholly-owned aircraft

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date(FY)	Post-Lease Disposition
1	737-300	1997	Small Planet Airlines	2015	Re-lease
1	A320	1997	Aviatrans K	2016	Re-lease

2

10. Equipment on Long-Term Lease

        In fiscal 2005, we entered into a series of ten-year agreements with a regional airline to provide supply chain services for its fleet of CRJ 700/900, ERJ 145 and CRJ 200 regional jets. As part of the agreements, we purchased from the customer approximately $58.4 million of equipment to support the program. The equipment is included in equipment on long-term lease on the Consolidated Balance Sheet and is being depreciated on a straight-line basis over its estimated useful life. The net book value of this equipment was $28.1 million and $30.9 million at May 31, 2013 and 2012, respectively.

11. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby we sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease. Net proceeds from the sale of the facility were $14.0 million and the cost and related accumulated depreciation of the facility of $9.5 million and $4.6 million, respectively, were removed from the Consolidated Balance Sheet at the time of sale. The gain realized on the sale of $9.1 million has been deferred and is being amortized over the 20-year lease term. The unamortized balance of the deferred gain as of May 31, 2013 is $4.8 million and is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

        In addition to the Garden City lease, we lease other facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2034. Future minimum payments under all operating leases at May 31, 2013 are as follows:

Year	Facilities and Equipment
2014	$31.4
2015	21.1
2016	13.5
2017	10.8
2018	8.5
2019 and thereafter	41.7

        Rental expense for facilities and equipment during fiscal years 2013, 2012 and 2011 was $35.2 million, $30.3 million and $27.9 million, respectively.

        We enter into purchase obligations which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $270.4 million in 2014, $8.8 million in 2015, $0.1 million in 2016 and $0 in 2017 and 2018.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

11. Commitments and Contingencies (Continued)

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2013 was approximately $17.8 million.

        We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business (see Item 3 Legal Proceedings). In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

12. Restructuring and Impairment Charges

        In order to improve efficiencies and streamline operations in the Technology Products segment, during fiscal 2012 we decided to close two manufacturing plants and idle one other facility. The financial impact included restructuring and other charges of $3.7 million. Approximately $1.2 million was recorded as severance expense and approximately $2.5 million was recorded for asset impairments to reduce the carrying value of certain equipment and inventory to net realizable value. The charges are recorded in Costs of sales—restructuring and impairment in the Consolidated Statement of Income.

        During fiscal 2011, we decided to offer one narrow body aircraft for sale from our wholly-owned aircraft portfolio and subsequent to May 31, 2011, we entered into a letter of intent to sell the aircraft to a foreign air carrier. As a result, we recorded a $5.3 million pre-tax impairment charge in fiscal 2011 to reduce the carrying value of the aircraft to its net realizable value, which was approximately $8.9 million at May 31, 2011.

13. Gain on Sale of Product Line

        During fiscal 2011, we sold substantially all of the assets of a non-strategic product line within our Aviation Services segment. Proceeds from the sale were $10.0 million cash paid at closing, and the net carrying value of the assets sold was $4.1 million, resulting in a pre-tax gain on sale of product line of $5.9 million. The gain on this transaction has been classified as a component of operating income.

14. Other Noncurrent Assets

        At May 31, 2013 and 2012, other noncurrent assets consisted of the following:

	May 31,
	2013	2012
Assets under deferred compensation plan	$20.7	$16.3
Notes receivable	16.8	18.9
Cash surrender value of life insurance	16.5	15.6
License fees	14.7	15.1
Debt issuance costs	11.9	10.0
Costs in excess of billings	9.9	27.9
Other	16.2	13.2

	$106.7	$117.0

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Other Noncurrent Assets (Continued)

License Fees

        In June 2011, we entered into a ten-year agreement with Unison Industries to be the exclusive worldwide aftermarket distributor for Unison's electrical components, sensors, switches and other systems for aircraft and industrial uses. The agreement is expected to generate approximately $600.0 million in revenues for us over its ten-year term. In connection with the agreement, we agreed to pay Unison Industries $20.0 million for the exclusive distribution rights with $7.0 million paid in June 2011, and $1.3 million payable by January 31 of each calendar year beginning in January 2012 through 2021.

        As of May 31, 2013 and 2012, the unamortized balance of the license is $13.5 million and $15.1 million, respectively, and is being amortized over a ten-year period. The current portion of the deferred payments of $1.2 million is recorded in Accrued liabilities and the long-term portion of $6.9 million is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

15. Program Development Costs

        Our Cargo Systems unit was selected in June 2005 to provide cargo loading systems for the Airbus A400M Military Transport Aircraft ("A400M"). During fiscal 2013, we delivered initial production units to Airbus, and we expect to deliver revenue-producing units beginning late in the first quarter or early in the second quarter of fiscal 2014. We expect our portion of the revenue from this program to be approximately $250 million through fiscal 2020, based on current sales projections of the A400M and the agreed-upon fixed pricing for the items that we are now responsible for under the amended contract.

        As of May 31, 2013 and 2012, we have capitalized, net of reimbursements, $130.9 million and $91.9 million, respectively, of costs associated with the engineering and development of the cargo system. Sales and related cost of sales will be recognized on the units of delivery method. In determining the recoverability of the capitalized program development costs, we have made certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system. Differences between actual results and our assumptions may result in our not fully recovering our program development costs, which could adversely affect our operating results and financial condition.

16. Business Segment Information

Segment Reporting

        Prior to the second quarter of fiscal year 2013, we reported our activities in four business segments: Aviation Supply Chain; Government and Defense Services; Maintenance, Repair and Overhaul; and Structures and Systems. During the second quarter, we changed our segment presentation to reflect the way our Chief Executive Officer now evaluates performance and the way we are organized internally. We now report our activities in two business segments: Aviation Services and Technology Products. The new Aviation Services segment includes our former Aviation Supply Chain and Maintenance, Repair and Overhaul segments and most of the former Government and Defense Services segment, and the new Technology Products segment represents our former Structures and Systems business segment and our small shelter integration unit, which previously was part of the Government and Defense Services segment. We have recast all prior periods presented to conform to the new segment presentation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

16. Business Segment Information (Continued)

        Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets. We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications. The segment also includes repair, maintenance and overhaul of aircraft and landing gear and expeditionary airlift services. Cost of sales consists principally of the cost of product, direct labor, overhead, and aircraft maintenance costs.

        Sales in the Technology Products segment are derived from the engineering, designing and manufacturing of containers, pallets and shelters used to support the U.S. military's requirements for a mobile and agile force and system integration services for specialized command and control systems. The segment also manufactures heavy-duty pallets and lightweight cargo containers for the commercial market, in-plane cargo loading and handling systems for commercial and military applications, and steel and composite machined and fabricated parts, components and sub-systems for various aerospace and defense programs. Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

        The accounting policies for the segments are the same as those described in Note 1. Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure. The assets and certain expenses related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around differences in products and services.

        Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2013	2012	2011
Net sales:
Aviation Services	$1,614.4	$1,536.0	$1,398.2
Technology Products	522.9	529.0	406.9

	$2,137.3	$2,065.0	$1,805.1

	For the Year Ended May 31,
	2013	2012	2011
Gross profit:
Aviation Services	$227.5	$237.3	$235.5
Technology Products	86.7	81.3	71.6

	$314.2	$318.6	$307.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

16. Business Segment Information (Continued)

	May 31,
	2013	2012	2011
Total assets:
Aviation Services	$1,262.8	$1,360.1	$1,236.0
Technology Products	716.6	675.4	326.8
Corporate	157.5	160.2	140.9

	$2,136.9	$2,195.7	$1,703.7

	For the Year Ended May 31,
	2013	2012	2011
Capital expenditures:
Aviation Services	$28.8	$77.5	$115.7
Technology Products	7.7	12.3	6.0
Corporate	1.1	1.4	3.2

	$37.6	$91.2	$124.9

	For the Year Ended May 31,
	2013	2012	2011
Depreciation and amortization:[1]
Aviation Services	$59.5	$56.0	$47.9
Technology Products	19.6	15.7	10.1
Corporate	11.7	12.8	13.6

	$90.8	$84.5	$71.6

1
Includes depreciation and amortization of stock-based compensation.

        The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	For the Year Ended May 31,
	2013	2012	2011
Segment gross profit	$314.2	$318.6	$307.1
Selling, general and administrative	(198.4)	(189.4)	(182.7)
Gain on sale of product line	—	—	5.9
Earnings from joint ventures	6.8	1.5	3.3
(Loss) gain on extinguishment of debt	(0.3)	(0.7)	0.1
Interest expense	(41.6)	(37.7)	(30.7)
Interest income	1.5	1.2	0.4

Income before provision for income taxes	$82.2	$93.5	$103.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

16. Business Segment Information (Continued)

        The U.S. Department of Defense, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years. Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2013	2012	2011
Aviation Services	$548.2	$534.9	$540.3
Technology Products	215.0	353.6	352.8

	$763.2	$888.5	$893.1

Percentage of total sales	35.7%	43.0%	49.5%

Geographic Data

	May 31,
	2013	2012
Long-lived assets:
United States	$834.1	$882.4
Europe	267.2	248.4
Other	1.9	1.6

	$1,103.2	$1,132.4

        Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries), were approximately $656.5 million (30.7% of total sales), $435.7 million (21.1% of total sales) and $330.2 million (18.3% of total sales) in fiscal 2013, 2012 and 2011, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

17. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2013 and 2012 follows.

Fiscal 2013

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$550.5	$512.8	$520.2	$553.8	$2,137.3
Gross profit	90.3	87.4	76.2	60.3	314.2
Net income attributable to AAR	18.2	17.8	18.4	0.6	55.0
Diluted earnings per share	0.45	0.44	0.46	0.01	1.38	[1]
Dividends declared	0.075	0.075	0.075	0.075	0.30
Market price
High	14.88	17.17	20.11	20.47	20.47
Low	10.34	13.55	15.13	16.47	10.34

Fiscal 2012

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$485.5	$482.0	$534.2	$563.3	$2,065.0
Gross profit	75.7	78.6	86.9	77.4	318.6
Net income attributable to AAR	16.6	17.6	20.6	12.9	67.7
Diluted earnings per share	0.41	0.43	0.50	0.32	1.65	[1]
Dividends declared	0.075	0.075	0.075	0.075	0.30
Market price
High	31.42	23.04	23.37	22.68	31.42
Low	21.89	15.17	16.72	12.05	12.05

1
The earnings-per-share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings-per-share amounts do not necessarily equal the earnings per share for the year.

18. Allowance for Doubtful Accounts

	May 31,
	2013	2012	2011
Balance, beginning of year	$6.5	$5.7	$4.8
Provision charged to operations	6.8	2.4	1.3
Deductions for accounts written off, net of recoveries	(4.6)	(1.6)	(0.4)

Balance, end of year	$8.7	$6.5	$5.7

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2013, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

        There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of its internal control over financial reporting based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2013.

        KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

 Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF AAR CORP.:

        We have audited AAR CORP. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2013, and our report dated July 25, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
July 25, 2013

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about our Director Nominees and our Continuing Directors" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" following Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "Corporate Governance—Board Committees" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Business Ethics and Conduct" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption "Corporate Governance—Director Nominations and Qualifications" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the following captions: (a) "Executive Compensation—Compensation Committee's Report on Executive Compensation for fiscal 2013," (b) "Executive Compensation—Summary Compensation Table," (c) "Executive Compensation—Fiscal 2013 Grants of Plan-Based Awards," (d) "Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table," (e) "Executive Compensation—Fiscal 2013 Option Exercises and Stock Vested," (f) "Executive Compensation—Fiscal 2013 Pension Benefits," (g) "Executive Compensation—Fiscal 2013 Non-Qualified Deferred Compensation," (h) "Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control of the Company," (i) "Corporate Governance—Director Compensation," and (j) "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

        The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Corporate Governance—Director Independence" and "Corporate Governance—Related Person Transaction Policy" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

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

AAR CORP. (Registrant)
Date: July 25, 2013	BY:	/s/ DAVID P. STORCH David P. Storch Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID P. STORCH David P. Storch	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	President and Chief Operating Officer; Director
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President, Chief Financial Officer, Treasurer, and Controller (Principal Accounting Officer)
/s/ ANTHONY K. ANDERSON Anthony K. Anderson	Director
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director	July 25, 2013
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director
/s/ JAMES E. GOODWIN James E. Goodwin	Director
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ PETER PACE Peter Pace	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
Ronald B. Woodard	Director

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[10]
		3.2	By-Laws, as amended and restated through July 9, 2008.[23]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and Computershare Trust Company dated July 11, 2007.[18]
4.4
Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[1] First Supplemental Indenture thereto dated August 26, 1991;[2] Second Supplemental Indenture thereto dated December 10, 1997.[4]
		4.5	Loan Agreement dated July 15, 2005 between Registrant's Subsidiary, AAR Wood Dale LLC and Principal Commercial Funding, LLC.[12]
		4.6	Form of 1.625% Convertible Senior Note due 2014.[21]
		4.7	Form of 2.25% Convertible Senior Note due 2016.[21]
		4.8	Indenture for 1.625% Convertible Senior Notes due 2014 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[21]
		4.9	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[21]
4.10
Master Loan Agreement between EP Aviation, LLC and The Huntington National Bank dated as of April 23, 2010, together with the Guaranty dated April 23, 2010 made by AAR CORP. in favor of the Huntington Bank,[27] as amended March 28, 2013.[37]
		4.11	Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[31]
		4.12	Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[31]
4.13
Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto,[32] as amended August 26, 2011 and October 13, 2011,[34] and as further amended on April 8, 2013 and April 24, 2013.[38]

	Index		Exhibits
		4.14	Indenture dated as of January 23, 2012, governing the 7.25% Senior Notes Due 2022, by and among AAR, certain subsidiary guarantees identified therein and U.S. Bank National Association, as trustee,[35] as supplemented by the First Supplemental Indenture dated as of November 30, 2012.[41]
		4.15	Loan Agreement dated as of March 9, 2012 between AAR Corp. and Development Bank of Japan, Inc.[36]
4.16
Registration Rights Agreement, dated as of April 15, 2013, among AAR, the guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and RBS Securities, Inc.[39]
		4.17	Form of 7.25% Senior Note due 2022.[39],43
4.18
Indenture dated as of February 14, 2013 governing $30,000,000 of 1.75% Convertible Senior Notes due 2015, by and between AAR CORP., as Issuer, and U.S. National Bank National Association, as Trustee.[40]
		4.19	Form of 1.75% Convertible Senior Notes due 2015 (filed herewith).
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*
Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[7] as amended June 27, 2003,[8] May 5, 2005,[11] July 12, 2005,[14] June 23, 2006,[17] January 23, 2007,[17] January 27, 2007,[22] and July 11, 2011.[33]
		10.2*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[3] amended May 26, 2000[5] and April 10, 2001.[6]
		10.3*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005,[15] as amended July 11, 2007,[17] October 17, 2007[22] and June 11, 2010.[30]
		10.4*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[6]
		10.5*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko[5], as amended June 14, 2010.[29]
		10.6*	AAR CORP. Nonemployee Directors' Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.[16]
		10.7	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[9]

Index		Exhibits
	10.8	Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[9]
10.9
Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of June 14, 2004, as amended January 21, 2005,[11] May 19, 2006,[16] May 16, 2008[26] and March 2, 2010.[30]
	10.10*	Form of Non-Qualified Stock Option Agreement (filed herewith).
	10.11*	Form of Restricted Stock Agreement (filed herewith).
	10.12*	Form of Performance Restricted Stock Agreement (filed herewith).
	10.13*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[44]
	10.14*	Form of Director Restricted Stock Agreement (filed herewith).
	10.15*	Form of Split Dollar Insurance Agreement.[16]
	10.16	Confirmation of OTC Convertible Note Hedge Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[20]
	10.17	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[20]
	10.18	Confirmation of OTC Warrant Transaction for 2014 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[20]
	10.19	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[20]
	10.20*	Form of Severance and Change in Control Agreement effective from and after July 9, 2008 (entered into between the Registrant and Robert J. Regan).[23]
	10.21	Form of Directors' and Officers' Indemnification Agreement.[24]
	10.22*	Amended and Restated Employment Agreement dated May 31, 2010 between Registrant and David P. Storch.[28]
	10.23*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Romenesko, Clark and Sharp).[25]
	10.24*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Mr. Regan).[25]
	10.25*	Form of Policy for Recoupment of Incentive Compensation.[42]

	Index		Exhibits
		10.26*	AAR CORP. Amended and Restated 2012 Short-Term Incentive Plan (filed herewith).
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 25, 2013 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		31.2	Section 302 Certification dated July 25, 2013 of Michael J. Sharp, Vice President and Chief Financial Officer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 25, 2013 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 25, 2013 of Michael J. Sharp, Vice President and Chief Financial Officer of Registrant (filed herewith).
101.	Interactive Data File	101
			The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2013 and 2012, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2013, 2012 and 2011 (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2013, 2012 and 2011, (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2013 and (vi) Notes to Consolidated Financial Statements.**

Notes:

**
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

22
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

31
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

35
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated January 23, 2012.

36
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated March 9, 2012.

37
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated March 28, 2013.

38
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 24, 2013.

39
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 15, 2013.

40
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 10-Q for the quarterly period ended February 28, 2013.

41
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 10-Q for the quarterly period ended November 30, 2012.

42
Incorporated by reference to the Registrant's Current Report on Form 10-Q for the quarterly period ended August 31, 2012.

43
Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed December 4, 2012.

44
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2012.