Form 10-Q
period 2013-08-31
AAR CORP
filed 2013-09-25
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2013

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

As of August 31, 2013, there were 39,582,086 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2013

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2013 and May 31, 2013

(In millions, except share data)

	August 31,	May 31,
	2013	2013
	(Unaudited)

Assets:
Current assets:
Cash	$90.9	$75.3
Accounts receivable, less allowances of $7.8 and $8.7, respectively	285.7	297.4
Inventories	473.3	453.7
Rotable spares and equipment on or available for short-term lease	122.6	129.2
Deposits, prepaids and other	60.5	60.1
Deferred tax assets	18.0	18.0
Total current assets	1,051.0	1,033.7

Property, plant and equipment, net of accumulated depreciation of $374.0 and $354.5, respectively	351.2	361.7

Other assets:
Goodwill	257.0	255.6
Intangible assets, net of accumulated depreciation of $27.8 and $25.1, respectively	157.7	157.8
Equipment on long-term lease	64.5	64.7
Capitalized program development costs	109.3	124.9
Investment in joint ventures	31.1	31.8
Other	107.4	106.7
	727.0	741.5
	$2,129.2	$2,136.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2013 and May 31, 2013

(In millions, except share data)

	August 31,	May 31,
	2013	2013
	(Unaudited)

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt	$86.8	$86.4
Accounts payable	148.2	149.3
Accrued liabilities	128.4	153.3
Total current liabilities	363.4	389.0

Long-term debt, less current maturities	615.4	622.2
Deferred tax liabilities	146.8	138.2
Other liabilities and deferred income	64.2	68.0
	826.4	828.4

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,689,937 and 44,691,437 shares at cost, respectively	44.7	44.7
Capital surplus	429.3	431.6
Retained earnings	599.8	584.9
Treasury stock, 5,107,851 and 5,309,252 shares at cost, respectively	(96.9)	(100.1)
Accumulated other comprehensive loss	(38.6)	(42.5)
Total AAR stockholders’ equity	938.3	918.6
Noncontrolling interest	1.1	0.9
Total equity	939.4	919.5
	$2,129.2	$2,136.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2013 and 2012

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2013	2012
Sales:
Sales from products	$305.5	$327.5
Sales from services	209.0	223.0
	514.5	550.5
Cost and operating expenses:
Cost of products	269.0	284.1
Cost of services	160.8	176.1
Selling, general and administrative	47.7	53.3
	477.5	513.5
Earnings from joint ventures	1.2	1.4
Operating income	38.2	38.4
Loss on extinguishment of debt	—	(0.2)
Interest expense	(11.0)	(10.6)
Interest income	0.3	0.4
Income before provision for income taxes	27.5	28.0
Provision for income taxes	9.5	9.7
Net income attributable to AAR and noncontrolling interest	18.0	18.3
Income attributable to noncontrolling interest	(0.1)	(0.1)
Net income attributable to AAR	$17.9	$18.2

Earnings per share — basic	$0.45	$0.46
Earnings per share — diluted	$0.45	$0.45

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2013 and 2012

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2013	2012
Net income attributable to AAR and noncontrolling interest	$18.0	$18.3
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax of $0.2 and $0	2.8	4.3
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during period, net of tax of $0.4 and $0.2	0.9	(0.4)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.2 and $0	0.2	—
Other comprehensive income, net of tax	21.9	22.2
Comprehensive income related to noncontrolling interest	(0.1)	(0.1)
Comprehensive income attributable to AAR	$21.8	$22.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2013 and 2012

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2013	2012
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$18.0	$18.3
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	19.3	20.3
Amortization of stock-based compensation	1.6	2.9
Amortization of debt discount	1.5	2.9
Amortization of overhaul costs	8.7	5.9
Deferred tax provision	4.1	5.6
Loss on extinguishment of debt	—	0.2
Earnings from joint ventures	(1.2)	(1.4)
Changes in certain assets and liabilities:
Accounts and notes receivable	12.0	20.7
Inventories	(15.3)	(4.3)
Rotable spares and equipment on or available for short-term lease	6.6	(1.5)
Equipment on long-term lease	(1.9)	1.3
Accounts payable	(1.4)	(25.6)
Accrued and other liabilities	(29.0)	(3.4)
Other, primarily program and overhaul costs	4.5	(8.7)
Net cash provided from operating activities	27.5	33.2

Cash flows from investing activities:
Property, plant and equipment expenditures	(7.2)	(11.0)
Proceeds from sale of equipment	—	11.0
Payments for acquisitions	—	(16.5)
Other	(0.1)	(0.4)
Net cash used in investing activities	(7.3)	(16.9)

Cash flows from financing activities:
Proceeds from borrowings	—	20.0
Reduction in borrowings	(7.7)	(27.6)
Reduction in equity due to convertible bond repurchases	—	(0.3)
Cash dividends	(3.0)	(3.0)
Purchase of treasury stock	—	(6.1)
Stock option exercises	5.2	—
Tax benefits from exercise of stock options	0.8	—
Net cash used in financing activities	(4.7)	(17.0)
Effect of exchange rate changes on cash	0.1	0.7
Increase in cash and cash equivalents	15.6	—
Cash and cash equivalents, beginning of period	75.3	67.7
Cash and cash equivalents, end of period	$90.9	$67.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2013

(Unaudited)

(In millions)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2013	$44.7	$431.6	$584.9	$(100.1)	$(42.5)	$918.6	$0.9	$919.5
Net income	—	—	17.9	—	—	17.9	0.1	18.0
Cash dividends	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Stock option activity	—	(0.3)	—	5.1	—	4.8	—	4.8
Restricted stock activity	—	(2.0)	—	(1.9)	—	(3.9)	—	(3.9)
Other comprehensive income, net of tax	—	—	—	—	3.9	3.9	—	3.9
Balance, August 31, 2013	$44.7	$429.3	$599.8	$(96.9)	$(38.6)	$938.3	$1.1	$939.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2013

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The Condensed Consolidated Balance Sheet as of May 31, 2013 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2013, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended August 31, 2013 and 2012, the Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2013 and 2012, and the Condensed Consolidated Statement of Changes in Equity for the three-month period ended August 31, 2013.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Certain supply chain management programs we provide to our customers contain multiple elements or deliverables, such as program and warehouse management, parts distribution, and maintenance and repair services.  We recognize revenue for each element or deliverable that can be identified as a separate unit of accounting at the time of delivery based upon the relative fair value of the products and services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

Included in accounts receivable as of August 31, 2013 and May 31, 2013, are $22.6 million and $28.4 million, respectively, of unbilled accounts receivable related to the KC10 supply agreement.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

In addition to the unbilled accounts receivable, included in Other non-current assets on the Condensed Consolidated Balance Sheet as of August 31, 2013 and May 31, 2013, are $11.2 million and $9.9 million, respectively, of costs in excess of amounts billed for the flight-hour portion of the same KC10 supply agreement.  We expect to recover costs in excess of amounts billed through future billings and by identifying additional costs savings opportunities over the life of the program.

Note 3 — Accounting for Stock-Based Compensation

Stock Options

In July 2013, as part of our annual long-term stock incentive compensation, we granted 1,026,515 stock options to eligible employees at an exercise price of $25.43 and weighted average fair value of $10.24.  The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
August 31, 2013
Risk-free interest rate	1.4%
Expected volatility of common stock	49.1%
Dividend yield	1.2%
Expected option term in years	5.2

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2013 and 2012 was $2.6 million and zero, respectively.   Expense charged to operations for stock options during the three-month periods ended August 31, 2013 and 2012 was $0.5 and $0.7 million, respectively.

Restricted Stock

In July 2013, as part of our annual long-term stock incentive compensation, we granted 60,808 shares of performance-based restricted stock and 60,808 shares of time-based restricted stock to eligible employees.  The grant date fair value per share was $25.43.  In June 2013, we also granted 45,000 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $20.68.  Expense charged to operations for restricted stock during the three-month periods ended August 31, 2013 and 2012 was $1.1 million and $2.2 million, respectively.

Note 4 — Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2013	2013
Raw materials and parts	$94.0	$83.9
Work-in-process	75.0	84.0
Purchased aircraft, parts, engines and components held for sale	304.3	285.8
	$473.3	$453.7

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 — Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2013	2012
Interest paid	$14.0	$10.6
Income taxes paid	2.5	3.1
Income tax refunds received	6.5	5.5

Note 6 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2013	2013

Revolving credit facility expiring April 24, 2018 with interest payable monthly	$120.0	$120.0
Secured credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	36.9	39.2
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	35.0	40.0
Notes payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	333.2	333.4
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	66.7	65.9
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	44.1	43.5
Other(1)	66.3	66.6
Total debt	702.2	708.6
Current maturities of debt	(86.8)	(86.4)
Long-term debt	$615.4	$622.2

(1)         Included in Other is (i) a note payable due March 15, 2014 of $0.8 million and $1.2 million, (ii) a mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 of $11.0 million and $11.0 million, (iii) convertible notes due February 1, 2015 of $29.5 million and $29.4 million, and (iv) an industrial revenue bond (secured by property, plant, and equipment) due August 1, 2018 of $25.0 million and $25.0 million, each at August 31, 2013 and May 31, 2013, respectively.

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

At August 31, 2013, the face value of our debt was $702.0 million and the estimated fair value was approximately $717.8 million.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

The fair value amounts of our long-term debt securities are estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  The debt is classified as Level 2 in the fair value hierarchy.

We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital levels, fixed charge coverage ratio, leverage ratio, sales of assets, additional financing, purchase of our shares and other matters.  We are in compliance with all financial covenants under our financing arrangements as of August 31, 2013.

Convertible Notes

As of August 31, 2013 and May 31, 2013, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	August 31,	May 31,
	2013	2013
Long-term debt:
Principal amount	$148.3	$148.3
Unamortized discount	(8.0)	(9.5)
Net carrying amount	$140.3	$138.8

Equity component, net of tax	$75.3	$75.3

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an effective rate of 6.82% for our 1.625% convertible notes, 5.00% for our 1.75% convertible notes; and 7.41% for our 2.25% convertible notes.  For our 1.625%, 1.75%, and 2.25% convertible notes, the discount is being amortized through their respective maturity dates of March 1, 2014, February 1, 2015, and March 1, 2016.

As of August 31, 2013 and 2012, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended
	August 31,
	2013	2012
Coupon interest	$0.8	$1.0
Amortization of deferred financing fees	0.1	0.2
Amortization of discount	1.4	2.8
Interest expense related to convertible notes	$2.3	$4.0

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

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.  In connection with derivative financial instruments, there exists the risk of the inability of counterparties to meet the terms of their contracts.  We mitigate this risk by performing financial

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

reviews before the contract is entered into, as well as on-going periodic evaluations.  We do not expect any significant losses from counterparty defaults.

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of August 31, 2013, all of our derivative instruments were classified as cash flow hedges.  The fair value of the interest rate swap and interest rate cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

We record the fair value of assets and liabilities in accordance with the hierarchy established by the authoritative guidance for fair value measurements.  The fair value of our interest rate derivatives are classified as Level 2, which refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  The following table summarizes the classification and fair values of our interest rate derivative instruments reported in the Condensed Consolidated Balance Sheet at August 31, 2013 and the Consolidated Balance Sheet at May 31, 2013.

Derivatives designated		August 31,	May 31,
as hedging instruments	Balance Sheet Classification	2013	2013
Interest rate cap	Long-term assets	$0.2	$0.1
Interest rate swap	Long-term liabilities	(2.4)	(3.6)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement on the Condensed Consolidated Statement of Comprehensive Income for the three-month periods ended August 31, 2013 and 2012 was an unrealized gain of $0.9 million and an unrealized loss of $0.4 million, respectively.  We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

Note 8 — Earnings per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of restricted stock awards, and shares to be issued upon conversion of convertible debt.

We used the “if-converted” method in calculating the diluted earnings per share effect of the assumed conversion of our contingently convertible debt issued in fiscal 2006 because the principal for that issuance can be settled in stock, cash, or a combination thereof.  Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, our unvested time-based restricted stock awards are deemed participating securities since these shares are entitled to participate in dividends declared on shares of common stock.  During periods of net income, the calculation of earnings per share for common stock excludes income attributable to unvested restricted stock awards from the numerator and excludes the dilutive impact of those shares from the denominator.  During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2013 and 2012.

	Three Months Ended
	August 31,
	2013	2012
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$18.0	$18.3
Less income attributable to participating shares	(0.4)	(0.6)
Less income attributable to noncontrolling interest	(0.1)	(0.1)
Net income attributable to AAR available to common shareholders	$17.5	$17.6

Basic shares:
Weighted average common shares outstanding	38.6	38.5

Earnings per share — basic	$0.45	$0.46

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$18.0	$18.3
Less income attributable to participating shares	(0.4)	(0.6)
Less income attributable to noncontrolling interest	(0.1)	(0.1)
Add after-tax interest on convertible debt	—	1.2
Net income attributable to AAR available to common shareholders	$17.5	$18.8

Diluted shares:
Weighted average common shares outstanding	38.6	38.5
Additional shares from the assumed exercise of stock options	0.4	—
Additional shares from the assumed conversion of convertible debt	—	3.2
Weighted average common shares outstanding — diluted	39.0	41.7

Earnings per share — diluted	$0.45	$0.45

At August 31, 2013 and 2012, respectively, stock options to purchase 1,211,672 shares and 1,489,672 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

Note 9 — Program Development Costs

Our Cargo Systems unit was selected in June 2005 to provide cargo loading systems for the Airbus A400M Military Transport Aircraft (“A400M”).  During fiscal 2013, we delivered initial production units to Airbus, and the first revenue-producing unit was delivered in the first quarter of fiscal 2014.  We expect our portion of the revenue from this program to be approximately $250 million through fiscal 2020, based on current sales projections of the A400M and the agreed-upon fixed pricing for the items that we are now responsible for under the amended contract.

As of August 31, 2013 and May 31, 2013, we have capitalized, net of reimbursements, $126.9 million and $130.9 million, respectively, of costs associated with the engineering and development of the cargo system.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have made certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and our

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

assumptions may result in our not fully recovering our program development costs, which could adversely affect our operating results and financial condition.

Note 10 — Business Segment Information

We report our activities in two business segments: Aviation Services and Technology Products.   Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled, and repaired engine and airframe parts and components to the commercial aviation and government and defense markets.  We provide customized inventory supply chain management and performance-based logistics programs, aircraft component repair management services, and aircraft modifications.  The segment also includes repair, maintenance, and overhaul of aircraft and landing gear and expeditionary airlift services.  Cost of sales consists principally of the cost of product, direct labor, overhead, and aircraft maintenance costs.

Sales in the Technology Products segment are derived from the engineering, designing, and manufacturing of containers, pallets, and shelters used to support the U.S. military’s requirements for a mobile and agile force and system integration services for specialized command and control systems.  The segment also manufactures heavy-duty pallets and lightweight cargo containers for the commercial market, in-plane cargo loading and handling systems for commercial and military applications, and steel and composite machined and fabricated parts, components and sub-systems for various aerospace and defense programs.  Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2013.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  The assets and certain expenses related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each segment is as follows:

	Three Months Ended
	August 31,
	2013	2012
Sales:
Aviation Services	$393.7	$398.2
Technology Products	120.8	152.3
	$514.5	$550.5

	Three Months Ended
	August 31,
	2013	2012
Gross profit:
Aviation Services	$65.5	$61.4
Technology Products	19.2	28.9
	$84.7	$90.3

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	Three Months Ended
	August 31,
	2013	2012
Segment gross profit	$84.7	$90.3
Selling, general and administrative	(47.7)	(53.3)
Earnings from joint ventures	1.2	1.4
Loss on extinguishment of debt	—	(0.2)
Interest expense	(11.0)	(10.6)
Interest income	0.3	0.4
Income before provision for income taxes	$27.5	$28.0

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

General Overview

We report our activities in two business segments:  Aviation Services and Technology Products.  The table below sets forth consolidated sales for our two business segments for the three-month periods ended August 31, 2013 and 2012.

	Three Months Ended
	August 31,
	2013	2012
Sales:
Aviation Services	$393.7	$398.2
Technology Products	120.8	152.3
	$514.5	$550.5

During the first quarter of fiscal 2014, sales to commercial customers declined 6.1% compared to the prior year and represented 57.5% of consolidated sales.  The decline in sales to commercial customers was the result of lower demand for aftermarket parts support, principally due to deferred engine maintenance visits at certain customer locations.  We are expecting a return to growth in sales to commercial customers in our second quarter.

During the first quarter of fiscal 2014, sales to global government and defense customers declined 7.2% compared to the prior year’s quarter and represented 42.5% of consolidated sales.  The decline in sales to government and defense customers was the result of lower demand for mobility products, partially offset by increased sales at our airlift business.

Our airlift business derives most of its revenue from providing supplemental airlift services in Afghanistan for the U.S. Department of Defense (DoD).  The U.S. has announced plans to substantially reduce military activities in Afghanistan in 2014 and withdraw the majority of its troops, although the timing and number of troops to be withdrawn is not precisely known.  Our airlift business has contracts with option renewals in October 2013 and May 2014 with an aggregate annual sales value of approximately $220 million.  In addition, our airlift business has a contract expiring on November 30, 2013 with an annual sales value of $110 million.

In early September, we received from our customer preliminary notice of intent to exercise its one-year option period for the October 2013 contract.  For the contract expiring in November 2013, there are a number of different possible outcomes for the aircraft including a contract extension and fulfilling customer requirements on other contracts.

We are also bidding on other contracts for airlift supporting both DoD and non-DoD customers, although there can be no assurance we will be awarded any of these contracts.

Results of Operations

Three-Month Period Ended August 31, 2013

Consolidated sales for the first quarter ended August 31, 2013 decreased $36.0 million or 6.5% compared to the prior year period.  During the first quarter, sales to commercial customers decreased 6.1% compared to the prior year’s quarter and represented 57.5% of consolidated sales for the three months ended August 31, 2013.  Also during the first quarter, sales to global government and defense customers decreased 7.1% compared to the prior year’s quarter and represented 42.5% of consolidated sales for the three months ended August 31, 2013.

In the Aviation Services segment, sales decreased $4.5 million or 1.1% over the prior year.  The decline in sales was the result of lower demand from commercial customers for aftermarket parts support, principally due to reduced maintenance visits.  This was partially offset by the favorable impact of a delivery of an aircraft to a foreign defense customer.  Gross profit in the Aviation Services segment increased $4.1 million, or 6.7%, and the gross profit margin percentage increased to 16.6% from 15.4% in the prior year.  The increase in gross profit and the improvement in the gross profit margin percentage was primarily due to improved margins at our airlift business that resulted from the improved availability rate of fully mission capable fixed- and rotary-wing aircraft.

In the Technology Products segment, sales decreased $31.5 million or 20.7% over the prior year due to lower demand for mobility products as the U.S. Department of Defense reduced its spending for these products.  Sales of our mobility products in the first quarter of fiscal 2014 were $37.4 million below the prior year level.  We expect sales of our mobility products to be steady going forward, and to be neutral to prior year results the balance of the fiscal year.  Gross profit in the Technology Products segment decreased $9.7 million or 33.6%, and the gross profit margin percentage declined to 15.9% from 19.0% in the prior year.  The decline in the gross profit margin percentage was the result of the decline in sales of high-margin mobility products.

Selling, general and administrative expenses decreased $5.6 million reflecting lower incentive-based compensation costs and lower amortization expense of intangible assets.

Operating income decreased $0.2 million compared with the prior year, while net interest expense increased $0.5 million due to a slight increase in overall borrowing costs as a result of the April 2013 issuance of the 7.25% Notes.  Our effective income tax rate was 34.5% for the three-month periods ended August 31, 2013 and 2012.

Net income was $17.9 million compared to $18.2 million in the prior year due to the factors discussed above.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met through the generation of cash from operations.  Periodically, we may raise capital through the issuance of common stock and debt financing in the public and private markets.  In addition to these cash sources, our current capital resources include an unsecured credit facility.  We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.  Under our universal shelf registration statement filed with the Securities and Exchange Commission that became effective on May 4, 2012, we registered an indeterminate number of principal amount of shares of common stock, shares of preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units which may be sold from time to time, subject to market conditions.

At August 31, 2013, our liquidity and capital resources included cash of $90.9 million and working capital of $687.6 million.  We have an agreement with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”) providing for an unsecured revolving credit facility of $475.0 million that we can draw upon for general corporate purposes.  The Credit Agreement expires on April 24, 2018.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.  Borrowings outstanding under this facility at August 31, 2013 were $120.0 million and there was approximately $15.1 million of outstanding letters of credit, which reduced the availability of this facility to $339.9 million.  There are no other terms or covenants limiting the availability of this facility.  We also have $5.3 million available under foreign lines of credit.

We intend to retire the $68.4 million principal amount of our 1.625% Convertible Notes due March 1, 2014 through a combination of cash on hand and our Credit Agreement.

We are in compliance with all financial covenants under each of our financing arrangements as of August 31, 2013.

Cash Flows from Operating Activities

During the three-month period ended August 31, 2013, our cash flow from operations was $27.5 million primarily as a result of net income attributable to AAR and noncontrolling interest and the reduction in accounts and notes receivable.  These positive impacts were partially offset by a decrease in accrued liabilities.

Cash Flows from Investing Activities

During the three-month period ended August 31, 2013, our investing activities used $7.3 million of cash principally due to property, plant and equipment expenditures.

Cash Flows from Financing Activities

During the three-month period ended August 31, 2013, our financing activities used $4.7 million of cash primarily due to a net reduction in borrowings and payment of dividends, partially offset by cash received from the exercise of stock options during the first quarter.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the first quarter for fiscal 2014.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Part II, Item 1A under the heading “Risk Factors” and to those set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2013.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements and changes in foreign exchange rates.

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would have decreased pre-tax income by approximately $1 million during the three-month period ended August 31, 2013.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2013.  There were no significant changes during the quarter ended August 31, 2013.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2013, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2013.

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

AAR CORP.
(Registrant)

Date:	September 25, 2013	/s/ JOHN C. FORTSON
John C. Fortson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

10.	Material Contracts	10.1*	AAR CORP. Fiscal 2014 Short-Term Incentive Plan (filed herewith).

		10.2*	Severance and Change in Control Agreement dated as of July 26, 2013 entered into between the Registrant and John C. Fortson (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 25, 2013 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 25, 2013 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 25, 2013 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 25, 2013 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2013 and May 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended August 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2013 and 2012, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2013 and 2012, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended August 31, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.