Form 10-Q
period 2013-11-30
AAR CORP
filed 2013-12-20
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013

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

As of November 30, 2013, there were 39,600,386 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2013

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2013 and May 31, 2013

(In millions, except share data)

	November 30,	May 31,
	2013	2013
	(Unaudited)

Assets:
Current assets:
Cash	$98.5	$75.3
Accounts receivable, less allowances of $8.1 and $8.7, respectively	319.8	297.4
Inventories	463.8	453.7
Rotable spares and equipment on or available for short-term lease	122.7	129.2
Deposits, prepaids and other	59.7	60.1
Deferred tax assets	18.0	18.0
Total current assets	1,082.5	1,033.7

Property, plant and equipment, net of accumulated depreciation of $396.7 and $354.5, respectively	344.4	361.7

Other assets:
Goodwill	260.7	255.6
Intangible assets, net of accumulated amortization of $30.9 and $25.1, respectively	159.2	157.8
Equipment on long-term lease	61.9	64.7
Capitalized program development costs	111.2	124.9
Investment in joint ventures	31.1	31.8
Other	104.9	106.7
	729.0	741.5
	$2,155.9	$2,136.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2013 and May 31, 2013

(In millions, except share data)

	November 30,	May 31,
	2013	2013
	(Unaudited)

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt	$87.3	$86.4
Accounts payable	144.5	149.3
Accrued liabilities	141.1	153.3
Total current liabilities	372.9	389.0

Long-term debt, less current maturities	593.5	622.2
Deferred tax liabilities	153.5	138.2
Other liabilities and deferred income	68.8	68.0
	815.8	828.4

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,681,304 and 44,691,437 shares at cost, respectively	44.7	44.7
Capital surplus	431.6	431.6
Retained earnings	616.8	584.9
Treasury stock, 5,080,918 and 5,309,252 shares at cost, respectively	(97.0)	(100.1)
Accumulated other comprehensive loss	(29.9)	(42.5)
Total AAR stockholders’ equity	966.2	918.6
Noncontrolling interest	1.0	0.9
Total equity	967.2	919.5
	$2,155.9	$2,136.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Six Months Ended November 30, 2013 and 2012

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Sales:
Sales from products	$328.9	$291.8	$634.4	$619.3
Sales from services	211.8	221.0	420.8	444.0
	540.7	512.8	1,055.2	1,063.3
Cost and operating expenses:
Cost of products	286.0	255.4	555.0	539.5
Cost of services	163.7	170.0	324.5	346.1
Selling, general and administrative	51.1	50.8	98.8	104.1
	500.8	476.2	978.3	989.7
Earnings from joint ventures	0.8	1.2	2.0	2.6
Operating income	40.7	37.8	78.9	76.2
Loss on extinguishment of debt	—	(0.1)	—	(0.3)
Interest expense	(10.5)	(10.8)	(21.5)	(21.4)
Interest income	0.3	0.3	0.6	0.7
Income before provision for income taxes	30.5	27.2	58.0	55.2
Provision for income taxes	10.5	9.3	20.0	19.0
Net income attributable to AAR and noncontrolling interest	20.0	17.9	38.0	36.2
Income attributable to noncontrolling interest	—	(0.1)	(0.1)	(0.2)
Net income attributable to AAR	$20.0	$17.8	$37.9	$36.0

Earnings per share — basic	$0.51	$0.45	$0.96	$0.90
Earnings per share — diluted	$0.50	$0.44	$0.95	$0.89

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2013 and 2012

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Net income attributable to AAR and noncontrolling interest	$20.0	$17.9	$38.0	$36.2
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax of $0.4 and $0 for the three months ended November 30, 2013 and 2012, respectively, and $0.6 and $0 for the six months ended November 30, 2013 and 2012, respectively	9.0	8.0	11.8	12.3
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during period, net of tax of ($0.2) and $0 for the three months ended November 30, 2013 and 2012, respectively, and $0.2 and ($0.2) for the six months ended November 30, 2013 and 2012, respectively	(0.6)	—	0.3	(0.4)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0 for the three months ended November 30, 2013 and 2012, respectively, and $0.3 and $0 for the six months ended November 30, 2013 and 2012, respectively	0.3	—	0.5	—
Other comprehensive income, net of tax	28.7	25.9	50.6	48.1
Comprehensive income related to noncontrolling interest	—	(0.1)	(0.1)	(0.2)
Comprehensive income attributable to AAR	$28.7	$25.8	$50.5	$47.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended November 30, 2013 and 2012

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2013	2012
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$38.0	$36.2
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	39.2	40.6
Amortization of stock-based compensation	4.0	4.8
Amortization of debt discount	3.0	5.7
Amortization of overhaul costs	17.5	12.7
Deferred tax provision	9.1	9.7
Earnings from joint ventures	(2.0)	(2.6)
Changes in certain assets and liabilities:
Accounts and notes receivable	(20.8)	19.2
Inventories	(4.5)	(20.8)
Rotable spares and equipment on or available for short-term lease	7.3	5.1
Equipment on long-term lease	(1.5)	1.3
Accounts payable	(5.9)	(28.9)
Accrued and other liabilities	(15.6)	2.2
Other, primarily program and overhaul costs	(1.5)	(24.9)
Net cash provided from operating activities	66.3	60.3

Cash flows from investing activities:
Property, plant and equipment expenditures	(14.3)	(19.1)
Proceeds from sale of equipment	1.4	11.5
Payments for acquisitions	—	(16.5)
Other	(0.6)	(0.7)
Net cash used in investing activities	(13.5)	(24.8)

Cash flows from financing activities:
Proceeds from borrowings	—	20.0
Reduction in borrowings	(30.4)	(39.3)
Reduction in equity due to convertible bond repurchases	—	(0.5)
Cash dividends	(6.0)	(7.1)
Purchase of treasury stock	—	(8.5)
Stock option exercises	5.2	—
Tax benefits from exercise of stock options	1.0	—
Other	(0.1)	0.1
Net cash used in financing activities	(30.3)	(35.3)
Effect of exchange rate changes on cash	0.7	1.3
Increase in cash and cash equivalents	23.2	1.5
Cash and cash equivalents, beginning of period	75.3	67.7
Cash and cash equivalents, end of period	$98.5	$69.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended November 30, 2013

(Unaudited)

(In millions)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2013	$44.7	$431.6	$584.9	$(100.1)	$(42.5)	$918.6	$0.9	$919.5
Net income	—	—	37.9	—	—	37.9	0.1	38.0
Cash dividends	—	—	(6.0)	—	—	(6.0)	—	(6.0)
Stock option activity	—	0.6	—	5.0	—	5.6	—	5.6
Restricted stock activity	—	(0.6)	—	(1.9)	—	(2.5)	—	(2.5)
Other comprehensive income, net of tax	—	—	—	—	12.6	12.6	—	12.6
Balance, November 30, 2013	$44.7	$431.6	$616.8	$(97.0)	$(29.9)	$966.2	$1.0	$967.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2013

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2013, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three- and six-month periods ended November 30, 2013 and 2012, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2013 and 2012, and the Condensed Consolidated Statement of Changes in Equity for the six-month period ended November 30, 2013.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

November 30, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

Included in accounts receivable as of November 30, 2013 and May 31, 2013, are $22.4 million and $28.4 million, respectively, of unbilled accounts receivable related to the KC10 supply agreement.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

In addition to the unbilled accounts receivable, included in Other non-current assets on the Condensed Consolidated Balance Sheet as of November 30, 2013 and May 31, 2013, are $11.9 million and $9.9 million, respectively, of costs in excess of amounts billed for the flight-hour portion of the same KC10 supply agreement.  We expect to recover costs in excess of amounts billed through future billings and by identifying additional costs savings opportunities over the life of the program.

Note 3 — Accounting for Stock-Based Compensation

Stock Options

In the first six months of fiscal 2014, as part of our annual long-term stock incentive compensation, we granted 1,027,515 stock options to eligible employees at an average exercise price of $25.43 and weighted average fair value of $10.24.  The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
November 30, 2013
Risk-free interest rate	1.4%
Expected volatility of common stock	49.1%
Dividend yield	1.2%
Expected option term in years	5.2

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2013 and 2012 was $3.7 million and $0.1, respectively.  Expense charged to operations for stock options was $1.0 and $0.9 million during the three months ended November 30, 2013 and 2012, respectively, and $1.5 and $1.6 million during the six months ended November 30, 2013 and 2012, respectively.

Restricted Stock

In the first six months of fiscal 2014, as part of our annual long-term stock incentive compensation, we granted 60,808 shares of performance-based restricted stock and 60,808 shares of time-based restricted stock to eligible employees.  The grant date fair value per share was $25.43.  In June 2013, we also granted 45,000 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $20.68.  Expense charged to operations for restricted stock was $1.4 and $0.9 million during the three months ended November 30, 2013 and 2012, respectively, and $2.5 and $3.1 million during the six months ended November 30, 2013 and 2012, respectively.

Note 4 — Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2013	2013
Raw materials and parts	$103.5	$83.9
Work-in-process	74.6	84.0
Purchased aircraft, parts, engines and components held for sale	285.7	285.8
	$463.8	$453.7

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 — Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2013	2012
Interest paid	$17.0	$14.5
Income taxes paid	5.6	12.9
Income tax refunds received	6.5	5.6

Note 6 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2013	2013

Revolving credit facility expiring April 24, 2018 with interest payable monthly	$100.0	$120.0
Secured credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	34.6	39.2
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	35.0	40.0
Notes payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	333.0	333.4
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	67.6	65.9
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	44.6	43.5
Other(1)	66.0	66.6
Total debt	680.8	708.6
Current maturities of debt	(87.3)	(86.4)
Long-term debt	$593.5	$622.2

(1)         Included in Other at November 30, 2013 and May 31, 2013, respectively, is (i) a note payable due March 15, 2014 of $0.5 million and $1.2 million, (ii) a mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 of $11.0 million and $11.0 million, (iii) convertible notes due February 1, 2015 of $29.5 million and $29.4 million, and (iv) an industrial revenue bond (secured by property, plant, and equipment) due August 1, 2018 of $25.0 million and $25.0 million.

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

At November 30, 2013, the face value of our debt was $679.3 million and the estimated fair value was approximately $705.8 million.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2013

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

We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital levels, fixed charge coverage ratio, leverage ratio, sales of assets, additional financing, purchase of our shares and other matters.  We were in compliance with all covenants under our financing arrangements as of November 30, 2013.

Convertible Notes

As of November 30, 2013 and May 31, 2013, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	November 30,	May 31,
	2013	2013
Long-term debt:
Principal amount	$148.3	$148.3
Unamortized discount	(6.6)	(9.5)
Net carrying amount	$141.7	$138.8

Equity component, net of tax	$75.3	$75.3

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

As of November 30, 2013 and 2012, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Coupon interest	$0.9	$1.0	$1.7	$2.0
Amortization of deferred financing fees	0.1	0.1	0.2	0.3
Amortization of discount	1.5	2.8	2.9	5.6
Interest expense related to convertible notes	$2.5	$3.9	$4.8	$7.9

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of November 30, 2013, all of our derivative instruments were classified as cash flow hedges.  The fair value of the interest rate swap and interest rate cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

We record the fair value of assets and liabilities in accordance with the hierarchy established by the authoritative guidance for fair value measurements.  The fair value of our interest rate derivatives are classified as Level 2, which refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  The following table summarizes the classification and fair values of our interest rate derivative instruments reported in the Condensed Consolidated Balance Sheet at November 30, 2013 and the Consolidated Balance Sheet at May 31, 2013.

Derivatives designated		November 30,	May 31,
as hedging instruments	Balance Sheet Classification	2013	2013
Interest rate cap	Long-term assets	$0.1	$0.1
Interest rate swap	Long-term liabilities	(3.1)	(3.6)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement on the Condensed Consolidated Statement of Comprehensive Income for the three-month periods ended November 30, 2013 and 2012 was an unrealized loss of $0.6 million and zero, respectively.  The impact of the interest rate swap and interest cap agreement on the Condensed Consolidated Statement of Comprehensive Income for the six-month periods ended November 30, 2013 and 2012 was an unrealized gain of $0.3 million and $0.4 million, respectively.  The unrealized gains and losses were recorded in accumulated other comprehensive income (loss).  We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

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

November 30, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$20.0	$17.9	$38.0	$36.2
Less income attributable to participating shares	(0.4)	(0.7)	(0.8)	(1.3)
Less income attributable to noncontrolling interest	—	(0.1)	(0.1)	(0.2)
Net income attributable to AAR available to common shareholders	$19.6	$17.1	$37.1	$34.7

Basic shares:
Weighted average common shares outstanding	38.6	38.2	38.6	38.4

Earnings per share — basic	$0.51	$0.45	$0.96	$0.90

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$20.0	$17.9	$38.0	$36.2
Less income attributable to participating shares	(0.4)	(0.7)	(0.8)	(1.3)
Less income attributable to noncontrolling interest	—	(0.1)	(0.1)	(0.2)
Add after-tax interest on convertible debt	—	1.2	—	2.4
Net income attributable to AAR available to common shareholders	$19.6	$18.3	$37.1	$37.1

Diluted shares:
Weighted average common shares outstanding	38.6	38.2	38.6	38.4
Additional shares from the assumed exercise of stock options	0.6	0.1	0.5	—
Additional shares from the assumed conversion of convertible debt	—	3.2	—	3.2
Weighted average common shares outstanding — diluted	39.2	41.5	39.1	41.6

Earnings per share — diluted	$0.50	$0.44	$0.95	$0.89

At November 30, 2013 and 2012, respectively, stock options to purchase 48,000 shares and 1,434,020 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

As of November 30, 2013 and May 31, 2013, we have capitalized, net of reimbursements, $129.5 million and $130.9 million, respectively, of costs associated with the engineering and development of the cargo system.  Capitalized costs are broken out between current and non-current assets on the Condensed Consolidated Balance Sheets.  Current assets include $18.3 million and $6.0 million in Deposits, prepaids and other at November 30, 2013 and May 31, 2013, respectively and non-current assets include $111.2 million and $124.9 million in Capitalized program development costs at November 30, 2013 and May 31, 2013, respectively.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have made certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and our assumptions may result in our not fully recovering our program development costs, which could adversely affect our operating results and financial condition.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2013

(Unaudited)

(Dollars in millions, except per share amounts)

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Sales:
Aviation Services	$424.7	$390.8	$818.4	$789.0
Technology Products	116.0	122.0	236.8	274.3
	$540.7	$512.8	$1,055.2	$1,063.3

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Gross profit:
Aviation Services	$71.3	$67.4	$136.8	$128.8
Technology Products	19.7	20.0	38.9	48.9
	$91.0	$87.4	$175.7	$177.7

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Segment gross profit	$91.0	$87.4	$175.7	$177.7
Selling, general and administrative	(51.1)	(50.8)	(98.8)	(104.1)
Earnings from joint ventures	0.8	1.2	2.0	2.6
Loss on extinguishment of debt	—	(0.1)	—	(0.3)
Interest expense	(10.5)	(10.8)	(21.5)	(21.4)
Interest income	0.3	0.3	0.6	0.7
Income before provision for income taxes	$30.5	$27.2	$58.0	$55.2

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions)

General Overview

We report our activities in two business segments:  Aviation Services and Technology Products.  The table below sets forth consolidated sales for our two business segments for the three- and six-month periods ended November 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Sales:
Aviation Services	$424.7	$390.8	$818.4	$789.0
Technology Products	116.0	122.0	236.8	274.3
	$540.7	$512.8	$1,055.2	$1,063.3

During the first six months of fiscal 2014, sales to commercial customers declined 2.7% compared to the prior year and represented 57.5% of consolidated sales.  The decline in sales to commercial customers during the six-month period was the result of lower demand for aftermarket parts support, principally due to deferred engine maintenance visits at certain customer locations in the Company’s first quarter.

During the first six months of fiscal 2014, sales to global government and defense customers increased 2.0% compared to the prior year and represented 42.5% of consolidated sales.  The increase in sales to government and defense customers was the result of the delivery of three aircraft to government and defense customers, partially offset by lower demand for mobility products.

Our airlift business, which operates in the Aviation Services segment, derives most of its revenue from providing supplemental airlift services in Afghanistan for the U.S. Department of Defense (DoD).  The U.S. has announced plans to reduce military activities in Afghanistan in 2014 and withdraw the majority of its troops, although the timing and number of troops to be withdrawn is not precisely known.  This uncertainty has had and will continue to have an impact on our airlift fleet operations.  The following summarizes the status of contract renewals and contract expirations and new business wins for our airlift operation:

•                  In May 2013, the DoD exercised a renewal option on one contract valued at approximately $70 million for airlift support in Afghanistan through May 31, 2014.  There is one option year remaining after May 31, 2014.

•                  In early November 2013, the DoD exercised a renewal option on one contract valued at approximately $150 million for airlift support in Afghanistan through October 31, 2014.  There is one option year remaining after October 31, 2014.

•                  On December 2, 2013, the Company was awarded a new contract to provide fixed-wing support to the U.S. Africa Command.  The contract is valued at $23 million and includes a base seven-month period plus five three-month renewal options.  This contract award is currently under protest by the incumbent operator.

•                  On December 3, 2013, the Company was awarded an Indefinite Delivery Indefinite Quantity (IDIQ) contract to provide fixed- and rotary-wing support for the Afghan National Security Forces under NATO Training Mission and Combined Security Transition Command.  The contract has a maximum value of $134 million.  The Company is waiting to receive task orders under the contract.

•                  We have been notified by our customer that ten rotary-wing positions for a contract that expired on November 30, 2013 have been extended.  Six contract positions were extended through January 31, 2014; one contract position was extended through February 28, 2014; one contract position was extended through March 31, 2014; and two contract positions were extended through April 30, 2014.

We are also bidding on other contracts for airlift supporting both DoD and non-DoD customers, although there can be no assurance we will be awarded any of these contracts.  At the beginning of fiscal year 2014 we had 40 aircraft in revenue service. By the end of fiscal year 2014, we expect 20 of those aircraft will be de-scoped and available for future mission deployment. We expect to have nine aircraft positions added for a total of 29 aircraft positions by the end of fiscal year 2014. We expect the profit contribution from our airlift business to be lower in the second half of fiscal 2014 as compared to the first half of fiscal year 2014.

Company Guidance

The Company is adjusting its full year fiscal 2014 revenue guidance to $2.100 to $2.150 billion from $2.175 to $2.225 billion.  The Company is also adjusting its full year diluted earnings per share guidance to $1.95 to $2.00 per share from $2.00 to $2.05 per share.  This revision reflects our expectations for fewer aircraft positions in our airlift operation during the second half of fiscal year 2014.

Results of Operations

Three-Month Period Ended November 30, 2013

Consolidated sales for the second quarter ended November 30, 2013 increased $27.9 million or 5.4% compared to the prior year period.  During the second quarter, sales to commercial customers increased 0.7% compared to the prior year’s quarter and represented 57.4% of consolidated sales for the three months ended November 30, 2013.  Also during the second quarter, sales to global government and defense customers increased 12.6% compared to the prior year’s quarter and represented 42.6% of consolidated sales for the three months ended November 30, 2013.

In the Aviation Services segment, sales increased $33.9 million or 8.7% over the prior year.  The increase in sales was the result of the delivery of two aircraft to the U.S. Marshals Service, growth at our aircraft heavy maintenance facilities driven primarily by the opening of our Lake Charles, Louisiana facility, and growth at our parts supply unit which benefitted from recent investments in assets. Gross profit in the Aviation Services segment increased $3.9 million, or 5.8%, and the gross profit margin percentage declined to 16.8% from 17.2% in the prior year.  The reduction in the gross profit margin percentage was primarily due to the mix of inventories sold at our parts support unit and start-up costs at our recently opened Lake Charles facility, partially offset by improved margins at our airlift business that resulted from the improved availability rate of fully mission capable fixed- and rotary-wing aircraft.

In the Technology Products segment, sales decreased $6.0 million or 4.9% over the prior year primarily due to lower demand for mobility products and commercial cargo containers. Gross profit in the Technology Products segment decreased $0.3 million or 1.5%, and the gross profit margin percentage increased to 17.0% from 16.4% in the prior year.  The increase in the gross profit margin percentage was due to manufacturing efficiencies at certain of the Company’s Technology Products facilities.

Selling, general and administrative expenses increased $0.3 million, while selling, general and administrative expenses as a percent of sales improved to 9.5% from 9.9% in the prior year reflecting continued focus on cost control.

Operating income increased $2.9 million compared with the prior year primarily due to the increase in sales, while net interest expense decreased $0.3 million due to a decrease in overall borrowing costs as a result of a decline in net outstanding borrowings.  Our effective income tax rate was 34.4% for the three-month period ended November 30, 2013 compared to 34.2% in the prior year.

Net income attributable to AAR was $20.0 million compared to $17.8 million in the prior year due to the factors discussed above.

Six-Month Period Ended November 30, 2013

Consolidated sales for the six months ended November 30, 2013 decreased $8.1 million or 0.8% compared to the prior year period.  Sales to commercial customers decreased 2.7% compared to the prior year and represented 57.5% of consolidated sales for the six months ended November 30, 2013.  Sales to global government and defense customers increased 2.0% compared to the prior year and represented 42.5% of consolidated sales for the six months ended November 30, 2013.

In the Aviation Services segment, sales increased $29.4 million or 3.7% over the prior year.  The increase in sales was the result of the delivery of one aircraft to a foreign defense customer in the first quarter of fiscal 2014 and the delivery of two aircraft to the U.S. Marshals Service in the second quarter. This was partially offset by a decline in sales at our parts support businesses due to lower demand from commercial customers for aftermarket parts support principally due to reduced maintenance visits in the first quarter of fiscal 2014. Gross profit in the Aviation Services segment increased $8.0 million, or 6.2%, and the gross profit margin percentage increased to 16.7% from 16.3% in the prior year.  The increase in gross profit and the improvement in the gross profit margin percentage was primarily due to increased sales and improved margins at our airlift business that resulted from the improved availability rate of fully mission capable fixed- and rotary-wing aircraft.

In the Technology Products segment, sales decreased $37.5 million or 13.7% over the prior year due to lower demand for mobility products as the U.S. Department of Defense reduced its spending for these products. We expect sales of our mobility products to be steady going forward, and to be generally neutral to prior year results the balance of the fiscal year.  Gross profit in the Technology Products segment decreased $10.0 million or 20.4%, and the gross profit margin percentage declined to 16.4% from 17.8% in the prior year.  The reduction in gross profit and the gross profit margin percentage was the result of the decline in sales of high-margin mobility products.

Selling, general and administrative expenses decreased $5.3 million reflecting lower amortization expense of intangible assets and the impact of cost control measures implemented in the Company.

Operating income increased $2.7 million compared with the prior year due to the reduction in selling, general and administrative expenses, while net interest expense increased slightly by $0.2 million due to an increase in our overall borrowing rate as a result of the April 2013 issuance of the 7.25% notes, offset by the reduction in net outstanding borrowings at November 30, 2013 compared to November 30, 2012.  Our effective income tax rate was 34.5% for the six-month period ended November 30, 2013, compared to 34.4% for the six-month period ended November 30, 2012.

Net income attributable to AAR was $37.9 million compared to $36.0 million in the prior year due to the factors discussed above.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met through the generation of cash from operations.  Periodically, we may raise capital through the issuance of common stock and debt financing in the public and private markets.  In addition to these cash sources, our current capital resources include an unsecured revolving credit facility.  We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.  Under our universal shelf registration statement filed with the Securities and Exchange Commission that became effective on May 4, 2012, we registered an indeterminate number of principal amount of shares of common stock, shares of preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units which may be sold from time to time, subject to market conditions.

At November 30, 2013, our liquidity and capital resources included cash of $98.5 million and working capital of $709.6 million.  We have an agreement with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”) providing for an unsecured revolving credit facility of $475.0 million that we can draw upon for general corporate purposes.  The Credit Agreement expires on April 24, 2018.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.  Borrowings outstanding under this facility at November 30, 2013 were $100.0 million and there was approximately $14.8 million of outstanding letters of credit, which reduced the availability of this facility to $360.2 million.  There are no other terms or covenants limiting the availability of this facility.  We also have $5.4 million available under foreign lines of credit.

The Company remains very focused on generating cash and reducing its net outstanding borrowings, which is defined by the Company as total debt less cash and cash equivalents. Our net outstanding borrowings as of November 30, 2013 were $582.3 million, compared to $709.7 million as of November 30, 2012, which represents a reduction in net outstanding borrowings of $127.4 million.

We intend to retire the $68.4 million principal amount of our 1.625% Convertible Notes due March 1, 2014 through a combination of cash on hand and borrowings under our Credit Agreement.

We are in compliance with all financial covenants under each of our financing arrangements as of November 30, 2013.

Cash Flows from Operating Activities

During the six-month period ended November 30, 2013, our cash flow from operations was $66.3 million primarily as a result of net income attributable to AAR and noncontrolling interest and depreciation and amortization. These positive impacts were partially offset by a decrease in accrued liabilities and accounts payable and an increase in accounts receivable due to stronger sales in the second quarter of fiscal 2014.

Cash Flows from Investing Activities

During the six-month period ended November 30, 2013, our investing activities used $13.5 million of cash principally due to property, plant and equipment expenditures.

On December 16, 2013, we announced that we completed the acquisition of the cargo system assets of Spyer, Germany based PFW Aerospace GmbH.  The acquired assets include the cargo systems business for the Airbus A320 family of aircraft and aftermarket spares for additional legacy PFW cargo systems produced for other Airbus platforms.  The purchase price was approximately $16.2 million and was paid in cash at closing.

Cash Flows from Financing Activities

During the six-month period ended November 30, 2013, our financing activities used $30.3 million of cash primarily due to a net reduction in borrowings and payment of dividends, partially offset by cash received from the exercise of stock options during the six-month period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the second quarter for fiscal 2014.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Part II, Item 1A under the heading “Risk Factors” and those set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2013.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements and changes in foreign exchange rates.

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would have decreased pre-tax income by approximately $1 million during the six-month period ended November 30, 2013.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2013.  There were no significant changes during the quarter ended November 30, 2013.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2013, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AAR CORP.
(Registrant)

Date:	December 20, 2013	/s/ JOHN C. FORTSON
John C. Fortson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1 Section 302 Certification dated December 20, 2013 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

31.2 Section 302 Certification dated December 20, 2013 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1 Section 906 Certification dated December 20, 2013 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

32.2 Section 906 Certification dated December 20, 2013 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File

101    The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2013 and May 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and six months ended November 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2013 and 2012, (iv)  Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2013 and 2012, (v) Condensed Consolidated Statement of Changes in Equity for the six months ended November 30, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.