Form 10-Q
period 2014-02-28
AAR CORP
filed 2014-03-25
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2014

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

As of February 28, 2014, there were 39,568,550 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2014

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2014 and May 31, 2013

(In millions, except share data)

	February 28,	May 31,
	2014	2013
	(Unaudited)

Assets:
Current assets:
Cash	$114.7	$75.3
Accounts receivable, less allowances of $6.4 and $8.7, respectively	310.1	297.4
Inventories	506.8	453.7
Rotable spares and equipment on or available for short-term lease	116.7	129.2
Deposits, prepaids and other	67.3	60.1
Deferred tax assets	11.3	18.0
Total current assets	1,126.9	1,033.7

Property, plant and equipment, net of accumulated depreciation of $408.9 and $354.5, respectively	336.0	361.7

Other assets:
Goodwill	262.6	255.6
Intangible assets, net of accumulated amortization of $33.8 and $25.1, respectively	170.4	157.8
Equipment on long-term lease	68.4	64.7
Capitalized program development costs	113.4	124.9
Investment in joint ventures	30.6	31.8
Other	104.8	106.7
	750.2	741.5
	$2,213.1	$2,136.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2014 and May 31, 2013

(In millions, except share data)

	February 28,	May 31,
	2014	2013
	(Unaudited)

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt	$87.8	$86.4
Accounts payable	160.5	149.3
Accrued liabilities	142.3	153.3
Total current liabilities	390.6	389.0

Long-term debt, less current maturities	626.6	622.2
Deferred tax liabilities	143.2	138.2
Other liabilities and deferred income	64.6	68.0
	834.4	828.4

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,680,804 and 44,691,437 shares at cost, respectively	44.7	44.7
Capital surplus	433.8	431.6
Retained earnings	631.8	584.9
Treasury stock, 5,112,254 and 5,309,252 shares at cost, respectively	(98.1)	(100.1)
Accumulated other comprehensive loss	(25.2)	(42.5)
Total AAR stockholders’ equity	987.0	918.6
Noncontrolling interest	1.1	0.9
Total equity	988.1	919.5
	$2,213.1	$2,136.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended February 28, 2014 and 2013

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Sales:
Sales from products	$279.8	$289.7	$914.2	$909.0
Sales from services	194.6	230.5	615.4	674.5
	474.4	520.2	1,529.6	1,583.5
Cost and operating expenses:
Cost of products	241.8	262.3	796.8	801.8
Cost of services	153.9	181.7	478.4	527.8
Selling, general and administrative	45.6	41.8	144.4	145.9
	441.3	485.8	1,419.6	1,475.5
Earnings from joint ventures	0.6	3.2	2.6	5.8
Operating income	33.7	37.6	112.6	113.8
Loss on extinguishment of debt	—	—	—	(0.3)
Interest expense	(10.7)	(10.2)	(32.2)	(31.6)
Interest income	0.3	0.4	0.9	1.1
Income before provision for income taxes	23.3	27.8	81.3	83.0
Provision for income taxes	5.3	9.3	25.3	28.3
Net income attributable to AAR and noncontrolling interest	18.0	18.5	56.0	54.7
Income attributable to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.3)
Net income attributable to AAR	$17.9	$18.4	$55.8	$54.4

Earnings per share — basic	$0.45	$0.47	$1.41	$1.37
Earnings per share — diluted	$0.45	$0.46	$1.40	$1.35

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 28, 2014 and 2013

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Net income attributable to AAR and noncontrolling interest	$18.0	$18.5	$56.0	$54.7
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax of $0.2 and $0.1 for the three months ended February 28, 2014 and 2013, respectively, and $0.8 and $0.1 for the nine months ended February 28, 2014 and 2013, respectively	4.2	0.7	16.0	13.0
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during period, net of tax of $0 and $0 for the three months ended February 28, 2014 and 2013, respectively, and $0.2 and $0 for the nine months ended February 28, 2014 and 2013, respectively	0.3	0.4	0.6	—
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.2 and $0 for the three months ended February 28, 2014 and 2013, respectively, and $0.5 and $0 for the nine months ended February 28, 2014 and 2013, respectively	0.2	—	0.7	—
Other comprehensive income, net of tax	22.7	19.6	73.3	67.7
Comprehensive income related to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.3)
Comprehensive income attributable to AAR	$22.6	$19.5	$73.1	$67.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2014 and 2013

(Unaudited)

(In millions)

	Nine Months Ended
	February 28,
	2014	2013
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$56.0	$54.7
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	59.2	60.4
Amortization of stock-based compensation	6.3	8.0
Amortization of debt discount	4.6	8.1
Amortization of overhaul costs	26.1	20.6
Deferred tax provision	4.7	23.0
Earnings from joint ventures	(2.6)	(5.8)
Changes in certain assets and liabilities:
Accounts and notes receivable	(10.1)	1.5
Inventories	(37.0)	(21.5)
Rotable spares and equipment on or available for short-term lease	6.0	5.0
Equipment on long-term lease	(10.1)	0.8
Accounts payable	9.6	(24.1)
Accrued and other liabilities	(18.3)	11.1
Other, primarily program and overhaul costs	(17.7)	(54.0)
Net cash provided from operating activities	76.7	87.8

Cash flows from investing activities:
Property, plant and equipment expenditures	(21.2)	(23.9)
Proceeds from sale of equipment	1.4	11.8
Payments for acquisitions	(16.1)	(16.5)
Proceeds from aircraft joint ventures	—	15.4
Other	(0.6)	(0.7)
Net cash used in investing activities	(36.5)	(13.9)

Cash flows from financing activities:
Short-term borrowings, net	20.0	25.0
Proceeds from borrowings	—	7.3
Reduction in borrowings	(18.0)	(109.3)
Reduction in equity due to convertible bond repurchases	—	(0.5)
Cash dividends	(8.9)	(9.9)
Purchase of treasury stock	(1.0)	(8.4)
Stock option exercises	5.2	0.8
Tax benefits from exercise of stock options	1.0	0.1
Other	(0.3)	(0.6)
Net cash used in financing activities	(2.0)	(95.5)
Effect of exchange rate changes on cash	1.2	1.3
Increase (decrease) in cash and cash equivalents	39.4	(20.3)
Cash and cash equivalents, beginning of period	75.3	67.7
Cash and cash equivalents, end of period	$114.7	$47.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Nine Months Ended February 28, 2014

(Unaudited)

(In millions)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2013	$44.7	$431.6	$584.9	$(100.1)	$(42.5)	$918.6	$0.9	$919.5
Net income	—	—	55.8	—	—	55.8	0.2	56.0
Cash dividends	—	—	(8.9)	—	—	(8.9)	—	(8.9)
Stock option activity	—	1.6	—	4.9	—	6.5	—	6.5
Restricted stock activity	—	0.6	—	(1.9)	—	(1.3)	—	(1.3)
Repurchase of shares	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Other comprehensive income, net of tax	—	—	—	—	17.3	17.3	—	17.3
Balance, February 28, 2014	$44.7	$433.8	$631.8	$(98.1)	$(25.2)	$987.0	$1.1	$988.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2014

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2014, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended February 28, 2014 and 2013, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2014 and 2013, and the Condensed Consolidated Statement of Changes in Equity for the nine-month period ended February 28, 2014.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

February 28, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

Included in accounts receivable as of February 28, 2014 and May 31, 2013, are $19.6 million and $28.4 million, respectively, of unbilled accounts receivable related to the KC10 supply agreement.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

In addition to the unbilled accounts receivable, included in Other non-current assets on the Condensed Consolidated Balance Sheet as of February 28, 2014 and May 31, 2013, are $10.8 million and $9.9 million, respectively, of costs in excess of amounts billed for the flight-hour portion of the same KC10 supply agreement.  We expect to recover costs in excess of amounts billed through future billings and by identifying additional costs savings opportunities over the life of the program.

Note 3 — Accounting for Stock-Based Compensation

Stock Options

In the first nine months of fiscal 2014, as part of our annual long-term stock incentive compensation, we granted 1,027,515 stock options to eligible employees at an average exercise price of $25.43 and weighted average fair value of $10.24.  The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended
February 28, 2014
Risk-free interest rate	1.4%
Expected volatility of common stock	49.1%
Dividend yield	1.2%
Expected option term in years	5.2

The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2014 and 2013 was $3.8 million and $0.3, respectively.   Expense charged to operations for stock options was $1.0 and $1.0 million during the three months ended February 28, 2014 and 2013, respectively, and $2.6 and $2.6 million during the nine months ended February 28, 2014 and 2013, respectively.

Restricted Stock

In the first nine months of fiscal 2014, as part of our annual long-term stock incentive compensation, we granted 60,808 shares of performance-based restricted stock and 60,808 shares of time-based restricted stock to eligible employees.  The grant date fair value per share was $25.43.  In June 2013, we also granted 45,000 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $20.68.  Expense charged to operations for restricted stock was $1.2 and $2.3 million during the three months ended February 28, 2014 and 2013, respectively, and $3.7 and $5.4 million during the nine months ended February 28, 2014 and 2013, respectively.

Note 4 — Inventory

The summary of inventories is as follows:

	February 28,	May 31,
	2014	2013
Raw materials and parts	$113.9	$83.9
Work-in-process	84.8	84.0
Purchased aircraft, parts, engines and components held for sale	308.1	285.8
	$506.8	$453.7

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 — Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2014	2013
Interest paid	$30.9	$24.7
Income taxes paid	9.2	20.2
Income tax refunds received	6.6	5.9

Note 6 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 28,	May 31,
	2014	2013

Revolving credit facility expiring April 24, 2018 with interest payable monthly	$140.0	$120.0
Secured credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	32.3	39.2
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	30.0	40.0
Notes payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	332.8	333.4
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	68.4	65.9
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	45.1	43.5
Other(1)	65.8	66.6
Total debt	714.4	708.6
Current maturities of debt	(87.8)	(86.4)
Long-term debt	$626.6	$622.2

(1)         Included in Other at February 28, 2014 and May 31, 2013, respectively, is (i) a note payable due March 15, 2014 of $0.1 million and $1.2 million, (ii) a mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 of $11.0 million and $11.0 million, (iii) convertible notes due February 1, 2015 of $29.7 million and $29.4 million, and (iv) an industrial revenue bond (secured by property, plant, and equipment) due August 1, 2018 of $25.0 million and $25.0 million.

The 1.625% convertible notes due March 1, 2014 were retired for $68.4 million cash in accordance with the terms of the indenture on March 3, 2014, the first business day following the maturity date.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

At February 28, 2014, the carrying value of our 7.25% bonds, 1.625% convertible notes and 2.25% convertible notes was $443.3 million and the estimated fair value was approximately $471.4 million.  These debt issuances are classified as Level 2 in the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

At February 28, 2014, the remaining variable rate and fixed rate debt had a fair value that approximates the carrying value of $268.4 million.  These debt instruments are classified as Level 3 in the fair value hierarchy which is defined as a fair value determined based upon one or more significant unobservable inputs.

We are subject to a number of covenants under our financing arrangements, including restrictions which relate to the payment of cash dividends, maintenance of minimum net working capital levels, fixed charge coverage ratio, leverage ratio, sales of assets, additional financing, purchase of our shares and other matters.  We were in compliance with all covenants under our financing arrangements as of February 28, 2014.

Convertible Notes

As of February 28, 2014 and May 31, 2013, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	February 28,	May 31,
	2014	2013
Long-term debt:
Principal amount	$148.3	$148.3
Unamortized discount	(5.1)	(9.5)
Net carrying amount	$143.2	$138.8

Equity component, net of tax	$75.3	$75.3

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

As of February 28, 2014 and 2013, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Coupon interest	$0.8	$0.8	$2.5	$2.8
Amortization of deferred financing fees	0.1	0.1	0.3	0.4
Amortization of discount	1.5	2.3	4.4	7.9
Interest expense related to convertible notes	$2.4	$3.2	$7.2	$11.1

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

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

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of February 28, 2014, all of our derivative instruments were classified as cash flow hedges.  The fair value of the interest rate swap and interest rate cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

We record the fair value of assets and liabilities in accordance with the hierarchy established by the authoritative guidance for fair value measurements.  The fair value of our interest rate derivatives are classified as Level 2, which refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  The following table summarizes the classification and fair values of our interest rate derivative instruments reported in the Condensed Consolidated Balance Sheet at February 28, 2014 and the Consolidated Balance Sheet at May 31, 2013.

Derivatives designated		February 28,	May 31,
as hedging instruments	Balance Sheet Classification	2014	2013
Interest rate cap	Long-term assets	$0.1	$0.1
Interest rate swap	Long-term liabilities	(2.9)	(3.6)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement on the Condensed Consolidated Statement of Comprehensive Income for the three-month periods ended February 28, 2014 and 2013 was an unrealized gain of $0.3 million and $0.4, respectively.  The impact of the interest rate swap and interest cap agreement on the Condensed Consolidated Statement of Comprehensive Income for the nine-month periods ended February 28, 2014 and 2013 was an unrealized gain of $0.6 million and zero, respectively.  The unrealized gains and losses were recorded in accumulated other comprehensive income (loss).  We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$18.0	$18.5	$56.0	$54.7
Less income attributable to participating shares	(0.4)	(0.7)	(1.2)	(2.0)
Less income attributable to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.3)
Net income attributable to AAR available to common shareholders	$17.5	$17.7	$54.6	$52.4

Basic shares:
Weighted average common shares outstanding	38.6	38.2	38.6	38.4

Earnings per share — basic	$0.45	$0.47	$1.41	$1.37

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$18.0	$18.5	$56.0	$54.7
Less income attributable to participating shares	(0.4)	(0.6)	(1.2)	(1.9)
Less income attributable to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.3)
Add after-tax interest on convertible debt	—	0.8	—	3.2
Net income attributable to AAR available to common shareholders	$17.5	$18.6	$54.6	$55.7

Diluted shares:
Weighted average common shares outstanding	38.6	38.2	38.6	38.4
Additional shares from the assumed exercise of stock options	0.5	0.2	0.5	—
Additional shares from the assumed conversion of convertible debt	—	2.2	—	2.9
Weighted average common shares outstanding — diluted	39.1	40.6	39.1	41.3

Earnings per share — diluted	$0.45	$0.46	$1.40	$1.35

At February 28, 2014 and 2013, respectively, stock options to purchase 170,000 shares and 888,536 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

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

As of February 28, 2014 and May 31, 2013, we have capitalized, net of reimbursements, $133.7 million and $130.9 million, respectively, of costs associated with the engineering and development of the cargo system.  Capitalized costs are broken out between current and non-current assets on the Condensed Consolidated Balance Sheets.  Current assets include $20.3 million and $6.0 million in Deposits, prepaids and other at February 28, 2014 and May 31, 2013, respectively and non-current assets include $113.4 million and $124.9 million in Capitalized program development costs at February 28, 2014 and May 31, 2013, respectively.  Sales and related cost of sales will be recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have made certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and our assumptions may result in our not fully recovering our program development costs, which could adversely affect our operating results and financial condition.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each segment is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Sales:
Aviation Services	$367.8	$408.2	$1,186.2	$1,197.2
Technology Products	106.6	112.0	343.4	386.3
	$474.4	$520.2	$1,529.6	$1,583.5

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Gross profit:
Aviation Services	$59.4	$59.0	$196.2	$187.8
Technology Products	19.3	17.2	58.2	66.1
	$78.7	$76.2	$254.4	$253.9

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Segment gross profit	$78.7	$76.2	$254.4	$253.9
Selling, general and administrative	(45.6)	(41.8)	(144.4)	(145.9)
Earnings from joint ventures	0.6	3.2	2.6	5.8
Loss on extinguishment of debt	—	—	—	(0.3)
Interest expense	(10.7)	(10.2)	(32.2)	(31.6)
Interest income	0.3	0.4	0.9	1.1
Income before provision for income taxes	$23.3	$27.8	$81.3	$83.0

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Results of Operations

Three-Month Period Ended February 28, 2014

We report our activities in two business segments:  Aviation Services and Technology Products.  The table below sets forth consolidated sales and gross profit for our two business segments for the three-month periods ended February 28, 2014 and 2013.

	Sales			Gross Profit
	Three Months Ended			Three Months Ended
	February 28,			February 28,
	2014	2013	% Change	2014	2013	% Change

Aviation Services	$367.8	$408.2	-9.9%	$59.4	$59.0	0.7%
Technology Products	106.6	112.0	-4.8%	19.3	17.2	12.2%
	$474.4	$520.2	-8.8%	$78.7	$76.2	3.3%

The table below sets forth sales and gross profit for our commercial and defense customers for each of our two business segments for the three-month periods ended February 28, 2014 and 2013.

	Sales			Gross Profit
	Three Months Ended			Three Months Ended
	February 28,			February 28,
	2014	2013	% Change	2014	2013	% Change
Aviation Services:
Commercial	$227.5	$258.4	-12.0%	$29.7	$30.4	-2.3%
Defense	140.3	149.8	-6.3%	29.7	28.6	3.8%
	$367.8	$408.2	-9.9%	$59.4	$59.0	0.7%

Technology Products:
Commercial	$62.3	$64.9	-4.0%	$14.0	$12.7	10.2%
Defense	44.3	47.1	-5.9%	5.3	4.5	17.8%
	$106.6	$112.0	-4.8%	$19.3	$17.2	12.2%

Sales

Consolidated sales for the third quarter ended February 28, 2014 decreased $45.8 million or 8.8% compared to the prior year period.

In the Aviation Services segment, sales decreased $40.4 million or 9.9% over the prior year. The decrease in sales in our Aviation sales segment was due to a $30.9 million or 12.0% decline in sales to our commercial customers primarily attributable to a significant engineering services program that ended in the second quarter of fiscal 2014 and lower landing gear overhaul revenues from unfavorable timing of gear removals from our primary customer.

Government and defense sales within the Aviation Services segment declined $9.5 million or 6.3% due to lower demand for expeditionary airlift services due to a lower number of contracted positions during the period. Our airlift business derives most of its revenue from providing supplemental airlift services in Afghanistan for the U.S. Department of Defense (DoD).  The U.S. has announced plans to reduce military activities in Afghanistan in 2014 and withdraw the majority of its troops, although the timing and number of troops to be withdrawn is not precisely known.  This uncertainty has had and will continue to have an impact on our airlift fleet operations.

The following summarizes the status of contract renewals and contract expirations and new business wins at our airlift operation:

•                  In May 2013, the DoD exercised a renewal option on one contract valued at approximately $70 million for airlift support in Afghanistan through May 31, 2014.  The DoD has one additional option year remaining after May 31, 2014.

•                  In early November 2013, the DoD exercised a renewal option on one contract valued at approximately $150 million for airlift support in Afghanistan through October 31, 2014.  The DoD has one additional option year remaining after October 31, 2014.

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

•                  As of February 28, 2014, there were three remaining rotary-wing aircraft on a contract that originally expired in November 2013. One of the rotary-wing aircraft will come off contract March 31, 2014, and the other two will come off contract April 30, 2014.

We are also bidding on other contracts for airlift supporting both DoD and non-DoD customers, although there can be no assurance we will be awarded any of these contracts.  At the beginning of fiscal year 2014 we had 40 aircraft in revenue service.  By the end of fiscal year 2014, we expect 20 of those aircraft will be de-scoped and available for future mission deployment. We expect to have three aircraft positions added for a total of 23 aircraft positions by the end of fiscal year 2014.

In the Technology Products segment, sales decreased $5.4 million or 4.8% over the prior year. The decrease in sales in our Technology Products segment was due to a $2.6 million or 4.0% decline in sales to commercial customers primarily reflecting reduced demand for machined parts and a $2.8 million or 5.9% decline in sales to government and defense customers reflecting lower demand for mobility products as the Department of Defense has reduced spending for the types of products we produce.

Gross Profit

Consolidated gross profit for the three months ended February 28, 2014 increased $2.5 million or 3.3% and the gross profit margin percentage increased to 16.6% from 14.6% compared to the prior year period.

Gross profit in the Aviation Services segment increased $0.4 million, or 0.7%, and the gross profit margin percentage increased to 16.2% from 14.5% in the prior year.  Gross profit on sales to commercial customers declined $0.7 million but the gross profit margin increased to 13.1% from 11.8 % in the prior year. The prior year gross profit and margin were unfavorably impacted by a $9.1 million loss on a disposition of inventory recorded in the three-month period February 28, 2013. The current period gross profit and margin were unfavorably impacted by the reduction in volume at our airframe maintenance and landing gear overhaul facilities, as well as start-up costs at our recently opened Lake Charles, Louisiana airframe maintenance facility. Gross profit on sales to defense customers increased $1.1 million and the gross profit margin increased to 21.2% compared to 19.1% in the prior year. The improvement in the gross profit margin on sales to defense customers was primarily due to improved margins at our expeditionary airlift business from the improved availability rate of fully mission capable fixed-and rotary-wing aircraft.

Gross profit in the Technology Products segment increased $2.1 million or 12.2%, and the gross profit margin percentage increased to 18.1% from 15.4% in the prior year.  Gross profit on sales to commercial customers increased $1.3 million and the gross profit margin increased to 22.5% from 19.6% in the prior year primarily due to increased sales of higher margin spares sales at our cargo systems unit. Gross profit on sales to defense customers increased $0.8 million and the gross profit margin increased to 12.0% from 9.5% in the prior year due to the favorable mix of inventories sold at our mobility products unit.

SG&A

Selling, general and administrative expenses increased $3.8 million over the prior year. The prior year’s selling, general and administrative expense total included a $9.0 million benefit due to the final settlement of an acquisition earn-out payment. Excluding this benefit from the prior year amount, our selling, general and administrative expense decreased $5.2 million and reflects the Company’s focus on cost control during a period of declining sales.

Operating and Net Income

Operating income decreased $3.9 million compared with the prior year primarily due to the decrease in sales in the current period. Net interest expense increased $0.6 million primarily due to the issuance of the $150 million 7.25% Notes in April 2013.  Our effective income tax rate was 22.7% for the three-month period ended February 28, 2014 compared to 33.5% in the prior year. During the three-month period ended February 28, 2014, we recorded a $2.7 million reduction in income tax expense, related to tax provision to federal income tax return filing differences.

Net income attributable to AAR was $17.9 million compared to $18.4 million in the prior year due to the factors discussed above.

Nine-Month Period Ended February 28, 2014

The table below sets forth consolidated sales and gross profit for our two business segments for the nine-month periods ended February 28, 2014 and 2013.

	Sales			Gross Profit
	Nine Months Ended			Nine Months Ended
	February 28,			February 28,
	2014	2013	% Change	2014	2013	% Change

Aviation Services	$1,186.2	$1,197.2	-0.9%	$196.2	$187.8	4.5%
Technology Products	343.4	386.3	-11.1%	58.2	66.1	-12.0%
	$1,529.6	$1,583.5	-3.4%	$254.4	$253.9	0.2%

The table below presents sales and gross profit for our commercial and defense customers for each of our two business segments for the nine-month periods ended February 28, 2014 and 2013.

	Sales			Gross Profit
	Nine Months Ended			Nine Months Ended
	February 28,			February 28,
	2014	2013	% Change	2014	2013	% Change

Aviation Services:
Commercial	$691.6	$737.3	-6.2%	$100.8	$102.0	-1.2%
Defense	494.6	459.9	7.5%	95.4	85.8	11.2%
	$1,186.2	$1,197.2	-0.9%	$196.2	$187.8	4.5%

Technology Products:
Commercial	$204.5	$209.4	-2.3%	$45.1	$43.3	4.2%
Defense	138.9	176.9	-21.5%	13.1	22.8	-42.5%
	$343.4	$386.3	-11.1%	$58.2	$66.1	-12.0%

Sales

Consolidated sales for the nine months ended February 28, 2014 decreased $53.9 million or 3.4% compared to the prior year period.

In the Aviation Services segment, sales decreased $11.0 million or 0.9% over the prior year.  Within the segment, sales to commercial customers declined $45.7 million or 6.2% primarily due to a significant engineering services program that ended in the second quarter of fiscal 2014 and lower landing gear overhaul revenues from unfavorable timing of gear removals from our primary customer.  Sales to government and defense customers increased $34.7 million or 7.5% primarily due to the delivery of three aircraft in the first six months of the fiscal year, partially offset by lower demand for airlift services in Afghanistan due to reduced contracted positions.

In the Technology Products segment, sales decreased $42.9 million or 11.1% over the prior year period.  Sales to commercial customers decreased $4.9 million or 2.3% principally due to lower demand for machined parts while sales to government and defense customers decreased $38.0 million or 21.5% due to lower demand for mobility products as the U.S. Department of Defense reduced its spending for these products.

Gross Profit

Consolidated gross profit for the nine months ended February 28, 2014 increased $0.5 million or 0.2% and the gross profit margin percentage increased to 16.6% from 16.0% compared to the prior year period.

Gross profit in the Aviation Services segment increased $8.4 million, or 4.5%, and the gross profit margin percentage increased to 16.5% from 15.7% in the prior year.  Gross profit on sales to commercial customers decreased $1.2 million or 1.2% while the gross profit margin percentage increased to 14.6% from 13.8% in the prior year.  The prior year gross profit and margin were unfavorably impacted by a $9.1 million loss on a disposition of inventory.  The current year gross profit and gross profit margin were negatively impacted by a reduction in volume at our airframe maintenance and landing gear overhaul facilities, partially offset by increased margins on program sales.  Gross profit on sales to government and defense customers increased $9.6 million, or 11.2% and the gross profit margin percentage increased to 19.3% from 18.7% in the prior year.  The increase in gross profit and the gross profit percentage was primarily due to higher margins at our airlift business resulting from the improved availability rate of fully mission capable fixed- and rotary-wing aircraft.

Gross profit in the Technology Products segment decreased $7.9 million or 12.0%, and the gross profit margin percentage declined to 16.9% from 17.1% in the prior year.  Gross profit on sales to commercial customers increased $1.8 million or 4.2% and the gross profit percentage increased to 22.1% from 20.7% in the prior period due to sales of higher margin spares at our cargo systems unit.  Gross profit on sales to government and defense customers decreased $9.7 million or 42.5% and the gross profit percentage declined to 9.4% from 12.9% primarily due to the decline in sales of high-margin mobility products as the U.S. Department of Defense reduced its spending for these products.

SG&A

Selling, general and administrative expenses decreased $1.5 million compared to the prior year period.  The prior year’s selling, general and administrative expenses included a $9.0 million benefit due to the final settlement of an acquisition earn-out payment.  Excluding the benefit from the prior year amount, our selling, general and administrative expense decreased $10.5 million reflecting lower amortization expense of intangible assets and the impact of cost control measures implemented by the Company.

Operating and Net Income

Operating income decreased $1.2 million compared with the prior year due the decrease in sales, while net interest expense increased slightly by $0.8 million due to an increase in our overall borrowing rate as a result of the April 2013 issuance of the additional 7.25% notes, offset by the reduction in net outstanding borrowings at February 28, 2014 compared to February 28, 2013.  Our effective income tax rate was 31.1% for the nine-month period ended February 28, 2014, compared to 34.1% for the nine-month period ended February 28, 2013.

Net income attributable to AAR was $55.8 million compared to $54.4 million in the prior year due to the factors discussed above.

Company Guidance

The Company adjusted its full year fiscal 2014 revenue guidance down to $2.000 to $2.050 billion from its earlier estimate of $2.100 to $2.150 billion.  The Company also adjusted its full year diluted earnings per share guidance down to $1.79 to $1.82 per share from its earlier estimate of $1.95 to $2.00 per share.  This revision reflects the actual third quarter results and expectations for fourth quarter performance.

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

At February 28, 2014, our liquidity and capital resources included cash of $114.7 million and working capital of $736.3 million.  We have an agreement with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”) providing for an unsecured revolving credit facility of $475.0 million that we can draw upon for general corporate purposes.  The Credit Agreement expires on April 24, 2018.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.  Borrowings outstanding under this facility at February 28, 2014 were $140.0 million and there was approximately $14.7 million of outstanding letters of credit, which reduced the availability of this facility to $320.3 million.  We also have $5.4 million available under foreign lines of credit.

The Company remains focused on generating cash and reducing its net outstanding borrowings, which is defined by the Company as total debt less cash and cash equivalents. Our net outstanding borrowings as of February 28, 2014 were $599.7 million, compared to $675.4 million as of February 28, 2013, which represents a reduction in net outstanding borrowings of $75.7 million.

The 1.625% Convertible Notes due March 1, 2014 were retired for $68.4 million cash in accordance with the terms of the indenture on March 3, 2014, the first business day following the maturity date.

We are in compliance with all financial covenants under each of our financing arrangements as of February 28, 2014.

Cash Flows from Operating Activities

During the nine-month period ended February 28, 2014, our cash flow from operations was $76.7 million primarily as a result of net income attributable to AAR and noncontrolling interest excluding non-cash expenses. These positive impacts were partially offset by an increase in inventories primarily to support new inventory management programs, an increase in accounts receivable and a decrease in accrued liabilities.

Cash Flows from Investing Activities

During the nine-month period ended February 28, 2014, our investing activities used $36.5 million of cash principally due to property, plant and equipment expenditures and the acquisition of a business in Germany.

On December 16, 2013, we announced that we completed the acquisition of the cargo system assets of Spyer, Germany based PFW Aerospace GmbH.  The acquired assets include the cargo systems business for the Airbus A320 family of aircraft and aftermarket spares for additional legacy PFW cargo systems produced for other Airbus platforms.  The purchase price was $16.1 million and was paid in cash at closing.

Cash Flows from Financing Activities

During the nine-month period ended February 28, 2014, our financing activities used $2.0 million of cash primarily due to a net reduction in borrowings and payment of dividends, partially offset by net borrowings on our revolving credit facility and cash received from the exercise of stock options during the nine-month period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the third quarter for fiscal 2014.

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

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would have decreased pre-tax income by approximately $1.4 million during the nine-month period ended February 28, 2014.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2013.  There were no significant changes during the quarter ended February 28, 2014.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2014, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the third quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2013.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands, except per share data)

(c)  The following table provides information about purchases we made during the quarter ended February 28, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
12/1/2013 – 12/31/2013	1,913	$28.78	—
1/1/2014 – 1/31/2014	42,918	$27.90	35,000
2/1/2014 – 2/28/2014	1,342	$28.07	—
Total	46,173	$28.02	35,000	$34,430,495

(1)       These amounts include share repurchases pursuant to our stock repurchase plan, shares surrendered by employees in payment of the exercise of stock options, and shares related to bond hedge and warrants associated with convertible bond repurchases.

(2)       Our common stock repurchase plan was approved by our Board of Directors on June 14, 2012.  As of February 28, 2014, $34.4 million of the original $50.0 million of our outstanding shares of Common Stock was still available for repurchase on the open market or in private transactions.  This program does not have an expiration date.

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

AAR CORP.
(Registrant)

Date:	March 25, 2014	/s/ JOHN C. FORTSON
John C. Fortson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Fourth Amendment to AAR CORP. Supplemental Key Employee Retirement Plan, as amended January 1, 2012 (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 25, 2014 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 25, 2014 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 25, 2014 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 25, 2014 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2014 and May 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and nine months ended February 28, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2014 and 2013, (iv)  Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2014 and 2013, (v) Condensed Consolidated Statement of Changes in Equity for the nine months ended February 28, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.