Form 10-K
period 2014-05-31
AAR CORP
filed 2014-07-17
CIK 1750

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2014 or
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
Yes ☐ No ☒

         The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $1,169 million (based upon the closing price of the Common Stock at November 29, 2013 as reported on the New York Stock Exchange).

         On June 30, 2014, there were 39,590,411 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the Company's proxy statement for the Company's 2014 Annual Meeting of Stockholders, to be held October 8, 2014, are incorporated by reference in Part III of this report.

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

        We report our activities in two business segments: (i) Aviation Services, comprised primarily of business activities conducted through AAR Parts Trading, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Allen Services, Inc. (a wholly-owned subsidiary of AAR Parts Trading, Inc.);. AAR Airlift Group, Inc. and AAR International, Inc.; and (ii) Technology Products, comprised primarily of business activities conducted through AAR Manufacturing, Inc., AAR International, Inc., Nordisk Aviation Products AS, and Telair International GmbH.

Business Segments

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

        We sell and lease a wide variety of new, overhauled and repaired engine and airframe parts and components to our commercial and defense customers. We are also an authorized distributor for more than 70 leading aviation product manufacturers.

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

        We also provide customized performance-based logistics programs in support of the U.S. Department of Defense ("DoD") and foreign governments. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, airframe maintenance and maintenance planning, and component repair and overhaul.

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

        We operate six airframe maintenance facilities and one landing gear overhaul facility. Our airframe maintenance facilities are in Indianapolis, Indiana; Oklahoma City, Oklahoma; Duluth, Minnesota; Miami, Florida; and Lake Charles, Louisiana and a regional aircraft maintenance facility in Hot Springs, Arkansas. Our landing gear overhaul facility is in Miami, Florida, where we repair and overhaul landing gear, wheels, brakes, and actuators for different types of commercial and military aircraft.

        We provide expeditionary airlift services to the United States and other government customers. Our expeditionary airlift services provide fixed- and rotary-wing flight operations, transporting personnel and cargo principally in support of the DoD. We operate a fleet of customized fixed- and rotary-wing aircraft, principally in Afghanistan, Northern Africa and Western Pacific regions. We hold FAR Part 133 and 135 certificates to operate aircraft and a FAR Part 145 certificate to operate a repair station. We are also Commercial Aircraft Review Board certified with the DoD.

        Activities in our Aviation Services segment also include the sale and lease of used commercial aircraft. Each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties, and lease return provisions. Since 2008, our strategy has been to gradually reduce our investment in our joint venture and wholly-owned aircraft portfolios available for lease or sale to the commercial airline market. At May 31, 2014, we held four aircraft in joint ventures and two wholly-owned aircraft.

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

Technology Products

        Activities in our Technology Products segment include the design, manufacture, and repair of transportation pallets, and a wide variety of containers and shelters used in support of military and humanitarian tactical deployment activities. The containers and shelters are used in numerous mission requirements, including armories, supply and parts storage, refrigeration systems, tactical operation centers, briefing rooms, laundry and kitchen facilities, water treatment, and sleeping quarters. Shelters include both stationary and vehicle-mounted applications. We also design and manufacture transportation pallets and a wide variety of containers used in commercial airlines.

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

Terms of Sale

        We generally sell our products under standard 30-day payment terms. On occasion, certain customers, principally foreign customers, will negotiate extended payment terms of 60-90 days. Except for customary warranty provisions, customers neither have the right to return products nor do they have the right to extended financing. Our contracts with the DoD and its contractors, the U.S. Department of State, and other governmental agencies are typically firm agreements to provide products and services at a fixed price or on a time and material basis, and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer.

Customers

        We primarily market and sell products and services through our own employees. In certain markets outside of the United States, we rely on foreign sales agents to assist in the sale of our products and services.

        The principal customers for our products and services in the Aviation Services segment are domestic and foreign commercial airlines, domestic and foreign freight airlines, regional and commuter airlines, business and general aviation operators, OEMs, aircraft leasing companies, aftermarket aviation support companies, the DoD and its contractors, the U.S. Department of State, and foreign military organizations or governments. In the Technology Products segment, our principal customers include the DoD and its contractors, foreign governmental and defense organizations, domestic and foreign commercial airlines, domestic and foreign freight airlines, OEMs, large system providers, and other industrial entities.

        Sales of aviation products and services to our commercial airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators, the general economy, and the level of sales of new and used aircraft. Sales to the DoD, U.S. Department of State, and other government agencies are subject to a number of factors, including the level of troop deployment worldwide, government funding, competitive bidding, and requirements generated by worldwide geopolitical events.

Licenses

        We have 14 Federal Aviation Administration ("FAA") licensed repair stations in the United States and Europe. Of the 14 licensed FAA repair stations, seven are also European Aviation Safety Agency ("EASA") licensed repair stations. Such licenses, which are ongoing in duration, are required for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 14 FAA licensed repair stations, 13 are in the Aviation Services segment and one is in the Technology Products segment. The seven EASA licensed repair stations are in the Aviation Services segment. We also hold FAR Part 133 and 135 certificates to operate aircraft in our Aviation Services segment. We are also Commercial Aircraft Review Board certified with the DoD. We believe that we possess all licenses and certifications that are material to the conduct of our business.

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

Backlog

        At May 31, 2014, backlog believed to be firm was approximately $903.3 million compared to $973.0 million at May 31, 2013. Approximately $557.8 million of our May 31, 2014 backlog is expected to be filled within the next 12 months.

Employees

        At May 31, 2014, we employed approximately 5,800 employees worldwide, of which approximately 130 employees are subject to a collective bargaining agreement. We also retain approximately 600 contract workers, the majority of whom are located at our airframe maintenance facilities.

Sales to Government and Defense Customers

        Sales to global government and defense customers were $827.4 million (40.7% of total sales), $839.2 million (39.3% of total sales) and $930.4 million (45.1% of total sales) in fiscal years 2014, 2013 and 2012, respectively. Sales to branches, agencies, and departments of the U.S. government and their contractors were $694.9 million (34.1% of total sales), $763.2 million (35.7% of total sales), and $888.5 million (43.0% of total sales) in fiscal years 2014, 2013, and 2012, respectively. Sales to government and defense customers are reported in each of our reportable segments (See Note 13 of Notes to Consolidated Financial Statements). Since such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government contracts are for products and services supporting the DoD logistics and mobility strategy, as well as for supplemental expeditionary airlift services. Thus, our government contracts may change with fluctuations in defense and other governmental agency spending. Our government contracts are also subject to termination by the customer; in the event of such a termination we would be entitled to recover all allowable costs incurred by us through the date of termination.

Available Information

        For additional information concerning our business segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment Information" in Note 13 of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

        As a provider of products and services to the commercial aviation industry, we are greatly affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected in the past by geopolitical events, high oil prices, lack of capital, and weak economic conditions. In addition, as a result of these and other events, from time to time certain of our customers have filed for bankruptcy protection or ceased operation.

        In calendar year 2008 and into 2009, demand for air transportation in the United States and abroad declined due to economic deterioration in the U.S. and other global economies. Although global economic conditions improved in the 2010 to 2014 period, the recovery has generally been sluggish in the U.S. and in many other developed nations. The impact of persistently high fuel costs and the continued sluggish or weak worldwide economic conditions may lead airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, engines, and aircraft.

        A reduction in the operating fleet of aircraft both in the U.S. and abroad will result in reduced demand for parts support and maintenance activities for the type of aircraft affected. Further, tight credit conditions negatively impact the amount of liquidity available to buy parts, services, engines, and aircraft. A deteriorating airline environment may also result in additional airline bankruptcies, and in such circumstances we may not be able to fully collect outstanding accounts receivable. Reduced demand from customers caused by weak economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations.

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

        Our sales to branches, agencies and departments of the U.S. government and their contractors were $694.9 million (34.1% of consolidated sales) in fiscal year 2014 (See Note 13 of Notes to Consolidated Financial Statements). The majority of our U.S. government contracts is for products and services supporting DoD logistics and mobility strategy, as well as for supplemental expeditionary airlift services and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government, including the DoD and its contractors, are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding, requirements generated by world events, and budgetary constraints.

        Defense funding is currently facing pressure due to U.S. budget deficit challenges. Congress enacted the Budget Control Act of 2011 ("Budget Act"), which reduced defense spending by a minimum of $487 billion over a ten-year period that began in the government's fiscal year 2012. As a result of the Budget Act and deficit reduction pressures, it appears likely that discretionary spending by the federal government may remain constrained for several years.

        The American Taxpayer Relief Act of 2012 ("Taxpayer Relief Act") delayed the pending sequestration of appropriations imposed by the Budget Act by two months, from January 2, 2013 to March 1, 2013, and reduced the amount of the government fiscal year 2013 budget cuts. Sequestration went into effect March 1, 2013. On March 26, 2013, the President signed into law the Consolidated Further Continuing Appropriations Act, which included specific appropriations for the DoD.

        In October 2013, Congress passed a continuing resolution to temporarily fund the government and suspended the statutory limit on the amount of permissible federal debt (the debt ceiling) through February 7, 2014. In December 2013, Congress passed the National Defense Authorization Act for the government's fiscal 2014. Congress also passed the Bipartisan Budget Act of 2013 (the "Bipartisan Budget Act"), which set discretionary spending levels for the government's fiscal 2014 and 2015. The Bipartisan Budget Act retained the lower spending limits, including the across-the-board spending reduction methodology as provided for in the Budget Act. On January 16, 2014, Congress passed the Consolidated Appropriations Act of 2014, providing for federal spending levels consistent with the Bipartisan Budget Act. The President signed the legislation into law on January 17, 2014.

        Future congressional appropriation and authorization of defense spending and the application of sequestration remain marked by significant debate and an uncertain schedule. The debt ceiling continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these debates could have a significant impact on defense spending broadly and programs we support in particular.

        If the existing debt ceiling is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. The challenging budget environment, including the potential impact from any future sequestration or constraints related to the debt ceiling, could have a material adverse effect on our financial position and results of operations.

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

        Our Cargo Systems unit was selected in June 2005 to provide cargo loading systems for the Airbus A400M Military Transport Aircraft ("A400M"). We have incurred significant engineering and development costs in connection with this program (see Note 12 in Notes to Consolidated Financial Statements), and we expect to incur additional development costs as the design is certified. The certification of our design for full functionality is currently scheduled for the third quarter of calendar 2014. In July 2013, we and Airbus amended the A400M contract to make changes to the Company's role and responsibilities under the program, establish a fixed price per shipset, set applicable weight parameters and make certain other changes.

        We may not be able to recover our engineering and development costs, which could adversely affect our operating results and financial condition, under certain circumstances, including the following: (i) we are not able to obtain certification of the design of the system in the third quarter of calendar 2014; (ii) the A400M program experiences significant additional delivery delays or order cancellations; (iii) we fail to achieve the expected production cost reductions; (iv) we fail to deliver the items that we are now responsible for in accordance with the terms of the amended contract; or (v) the contract is further amended to change our role and responsibilities.

Success at our airframe maintenance facilities is dependent upon continued outsourcing by the airlines.

        We currently perform airframe maintenance, repair and overhaul activities at leased facilities in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Duluth, Minnesota; Hot Springs, Arkansas; and Lake Charles, Louisiana. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. If either the number of aircraft operating or the level of outsourcing of maintenance activities declines, we may not be able to execute our operational and financial plans at our maintenance, repair and overhaul facilities, which could adversely affect our results of operations and financial condition.

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

        Our government customers, including the DoD, may turn to commercial contractors, rather than traditional defense contractors, for certain work, or may utilize small business contractors or determine to source work internally rather than use us. We are also are impacted by bid protests from unsuccessful bidders on new program awards. Bid protests could result in significant expense to the company, contract modifications or the award decision being overturned and loss of the contract award. Even where a bid protest does not result in the loss of an award, the resolution can extend the time until the contract activity can begin, and delay earnings. These competitive pressures, with potential impacts on both our commercial and government business, could adversely affect our results of operations and financial condition.

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

        We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts. These laws and regulations include the Federal Acquisition Regulations, Defense Federal Acquisition Regulations, the Truth in Negotiations Act, Cost Accounting Standards, and laws, regulations, and orders restricting the use and dissemination of classified information under the U.S. export control laws and the export of certain products and technical information. Certain government contracts provide audit rights by government agencies, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions, including debarment from contracting with the U.S. Government. Our reputation could suffer harm if allegations of impropriety were made against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

The majority of our expeditionary airlift revenue is derived from providing expeditionary airlift services in Afghanistan.

        Our expeditionary airlift business derives most of its revenue from providing supplemental expeditionary airlift services in Afghanistan for the DoD. The U.S. has announced plans to reduce military activities in Afghanistan in 2014 and expects to end the calendar year with fewer than 10,000 U.S. forces in Afghanistan. Our revenue from our expeditionary airlift business in Afghanistan depends in part on the execution of a status of forces agreement between the U.S. and the Afghan governments that would establish the framework under which U.S. military personnel operate in Afghanistan and how Afghan laws apply toward U.S. personnel, including our employees and contractors. Without a status of forces agreement, our activities and associated revenues in Afghanistan may be substantially reduced or even eliminated. The negotiation of the status of forces agreement has been deferred by the Afghan government pending the outcome of their Presidential election.

        We are also bidding on expeditionary airlift contracts supporting both DoD and non-DoD customers, although there can be no assurance we will be awarded any of these contracts. At the beginning of fiscal year 2014 we had 40 aircraft in revenue service. By the end of fiscal year 2014, 20 of those aircraft were no longer in active service and were available for future mission deployment.

        Although we expect ongoing demand for expeditionary airlift services in Afghanistan from the DoD and other governmental departments, we are exposed to the risk that our expeditionary airlift revenues may decline if contracts are not renewed, renewed only in part, or are terminated, which could adversely affect our results of operations and financial condition. If we are unable to successfully redeploy our existing aircraft at favorable rates or sell them on favorable terms, it could have a material adverse effect on our business, results of operations and financial condition.

        U.S. government contractors that provide support services in theaters of conflict such as Afghanistan have come under increasing scrutiny by agency inspectors general, government auditors and congressional committees. Investigations pursued by any or all of these groups may result in adverse publicity for us and reputational harm, regardless of the underlying merit of the allegations being investigated.

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

        We continue to grow through acquisitions. We explore and have discussions with third parties regarding additional acquisitions on a regular basis. Acquisitions involve risks, including difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. In addition, acquisitions often require substantial management resources and have the potential to divert our attention from our existing business. For our recent acquisitions, and for any businesses we may acquire in the future, we may not be able to execute our operational, financial, or integration plans for the acquired businesses, which could adversely affect our results of operations and financial condition.

Market values for our aviation products fluctuate, and we may be unable to re-lease or sell aircraft and engines when their current lease expires.

        We use a number of assumptions when determining the recoverability of inventories, aircraft, and engines, which are on lease or available for lease. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. Reductions in demand for our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our inventories, aircraft, and engines, could result in impairment charges in future periods, which would adversely affect our results of operations and financial condition.

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

We may need to reduce the carrying value of our assets.

        We own a significant amount of aircraft, aircraft parts and components, and manufacturing facilities and related equipment. The removal of aircraft from service or recurring losses in certain operations could require us to evaluate the recoverability of the carrying value of those assets and record an impairment charge through earnings to reduce the carrying value.

        We have recorded goodwill and other intangible assets related to acquisitions. If we are unable to achieve the projected levels of operating results, it may be necessary to record an impairment charge to reduce the carrying value of goodwill and related intangible assets. Similarly, if we were to lose a key customer or one of our airframe maintenance or landing gear facilities were to lose their authority to operate, it could be necessary to record an impairment charge.

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

        Our businesses depend heavily on information technology and computerized systems to communicate and operate effectively. The Company's systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, terrorist acts, natural disasters, power failures or other causes. These threats arise in some cases as a result of our role as a defense contractor.

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

        We are dependent on an educated and highly skilled workforce, because of the complex nature of many of our products and services. Furthermore, we have a collective bargaining agreement covering approximately 130 employees. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage. These and similar events may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        In the Aviation Services segment, we conduct inventory management and distribution activities from our headquarters in Wood Dale, Illinois, which we own subject to a mortgage. In addition to warehouse space, this facility includes executive, sales and administrative offices. Our principal maintenance, repair, overhaul, and engineering activities for this segment are conducted at facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Hot Springs, Arkansas; Duluth, Minnesota; and Lake Charles, Louisiana.

        We also lease facilities in Garden City, New York; Jacksonville, Florida; Melbourne, Florida; and London, England, and own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Services segment.

        Our principal activities in the Technology Products segment are conducted at facilities we own in Clearwater, Florida; Cadillac, Michigan; and Goldsboro, North Carolina. We also lease facilities in Huntsville, Alabama; Sacramento, California; Simi Valley, California; Miesbach, Germany; Holmestrand, Norway; Singapore, Republic of Singapore; Lund, Sweden; and Kunshan, China.

        We also operate sales offices which support all our activities and are leased in London, England; Paris, France; Rio de Janeiro, Brazil; Shanghai, China; Hong Kong, China; Tokyo, Japan; Singapore, Republic of Singapore; and Abu Dhabi, UAE.

        We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material, pending legal proceeding (including any governmental or environmental proceedings) other than routine litigation incidental to our business.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	61	Chairman and Chief Executive Officer, Director
Timothy J. Romenesko	57	President and Chief Operating Officer, Director
John C. Fortson	47	Vice President, Chief Financial Officer and Treasurer
Robert J. Regan	56	Vice President, General Counsel and Secretary
Michael J. Sharp	52	Vice President, Controller and Chief Accounting Officer
Randy J. Martinez	59	Group Vice President, Aviation Services—Airlift
Dany Kleiman	53	Group Vice President, Aviation Services—Repair and Engineering
John Holmes	37	Group Vice President, Aviation Services—Inventory Management and Distribution

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

        Mr. Fortson joined the Company as Vice President, Finance in May 2013, and became Vice President, Chief Financial Officer and Treasurer on July 26, 2013. Prior to joining the Company, he was a Managing Director of Investment Banking at Bank of America Merrill Lynch since 2007.

        Mr. Regan is Vice President, General Counsel and Secretary, having served in that capacity since June 2009. From 2008 to June 2009, Mr. Regan served as Vice President and General Counsel and, prior to that, Associate General Counsel since joining AAR in February 2008. Prior to joining AAR, he was a partner at the law firm of Schiff Hardin LLP since 1989.

        Mr. Sharp is Vice President, Controller and Chief Accounting Officer, having served in those capacities since July 1996 and April 1999, respectively. Mr. Sharp was Vice President, Chief Financial Officer and Treasurer from October 2012 to July 26, 2013. Prior to joining the Company, he was with Kraft Foods from 1994 to 1996, and with KPMG LLP from 1984 to 1994.

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

        Mr. Holmes is Group Vice President, Aviation Services—Inventory Management and Distribution, having served in that capacity since July 2012. Mr. Holmes previously served as General Manager and Division President of our Allen Asset Management business since 2003, and in various other positions since joining the Company in September 2001.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. On July 1, 2014, there were approximately 1,135 holders of Common Stock, including participants in security position listings.

Stockholder Return Performance Graph

        The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock on May 31, 2009 to the Standard and Poor's ("S&P") 500 Index and the Proxy Peer Group.

Comparison of Cumulative Five Year Total Return

        The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market. The Proxy Peer Group companies are listed as follows:

Alliant Techsystems Inc.[1]	Kennametal Inc.
Applied Industrial Technologies, Inc.	Kratos Defense & Security[1]
B/E Aerospace, Inc.	Moog Inc.
Crane Co.	MSC Industrial Direct Co., Inc.
Cubic Corporation	Rockwell Collins, Inc.
Curtiss-Wright Corporation	Spirit AeroSystems Holdings
Esterline Technologies Corporation	Teledyne Technologies Incorporated
Hexcel Corporation	TransDigm Group Inc.
Kaman Corporation	Triumph Group, Inc.

1
These companies are new peer group companies added during fiscal 2014. Interline Brands, Inc., a former member of our peer group, was acquired and is no longer a public company.

Issuer Purchases of Equity Securities

        The following table provides information about purchases we made during the quarter ended May 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
3/1/2014 - 3/31/2014	11,466	$27.72	—
4/1/2014 - 4/30/2014	14,787	25.42	—
5/1/2014 - 5/31/2014	17,966	21.04	—

Total	44,219	$24.24	—	$34,430,495

1
These amounts represent shares surrendered by employees in payment of the exercise price of stock options and shares repurchased related to a restricted stock grant.

2
Our common stock repurchase plan was approved by our Board of Directors on June 14, 2012. As of May 31, 2014, $34.4 million of the original $50.0 million authorization is still available for repurchase on the open market or in private transactions. This program does not have an expiration date.

        Additional information required by this item is incorporated by reference from Note 14 in Item 8 of this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA
(In millions, except per share amounts)

	For the Year Ended May 31,
	2014	2013	2012	2011	2010
RESULTS OF OPERATIONS
Sales	$2,035.0	$2,137.3	$2,065.0	$1,805.1	$1,352.2
Gross profit[1]	340.2	314.2	318.6	307.1	243.5
Operating income[1]	145.7	122.6	130.7	133.6	90.3
(Loss) gain on extinguishment of debt	—	(0.3)	(0.7)	0.1	0.9
Interest expense	42.0	41.6	37.7	30.7	26.8
Income from continuing operations	73.2	55.5	68.0	69.8	43.2
Net income attributable to AAR	72.9	55.0	67.7	69.8	44.6

Share data:
Earnings per share—basic	$1.85	$1.38	$1.68	$1.76	$1.17
Earnings per share—diluted	$1.83	$1.38	$1.65	$1.73	$1.16
Cash dividends declared per share	$0.30	$0.30	$0.30	$0.08	$—
Weighted average common shares outstanding—basic	38.6	38.3	38.8	38.4	38.2

Weighted average common shares outstanding—diluted	39.1	40.6	43.1	43.6	43.1

	May 31,
	2014	2013	2012	2011	2010
FINANCIAL POSITION
Total cash and cash equivalents	$89.2	$75.3	$67.7	$57.4	$79.4
Working capital	714.8	644.7	590.1	498.0	521.6
Total assets	2,199.5	2,136.9	2,195.7	1,703.7	1,500.2
Short-term recourse debt[2]	69.7	86.4	122.8	111.3	98.3
Short-term non-recourse debt	—	—	—	0.8	0.8
Long-term recourse debt[2]	564.3	622.2	669.4	314.0	317.6
Long-term non-recourse debt	—	—	—	11.0	11.9
Total recourse debt	634.0	708.6	792.2	425.3	415.9
Equity	1,000.7	919.5	866.0	835.3	746.4

Number of shares outstanding at end of year	39.6	39.4	40.3	39.8	39.5

Book value per share of common stock	$25.27	$23.34	$21.50	$21.00	$18.90

Notes:

1
In fiscal 2013, we recorded a $29.8 million charge due to lower revenue and profit expectations on a contract supporting the KC10 aircraft as a result of lower than expected flight hours of the KC10 aircraft and changes to our anticipated recovery of costs in excess of amounts billed within this contract.

2
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

        Sales in the Technology Products segment are derived from the engineering, designing, and manufacturing, of a broad range of products, including in-plane cargo loading and handling systems for commercial and military applications; containers, pallets and shelters used to support the U.S. military's requirements for a mobile and agile force and system integration services for specialized command and control systems. The segment also manufactures heavy-duty pallets and lightweight cargo containers for the commercial market, and steel and composite machined and fabricated parts, components and sub-systems for various aerospace and defense programs. Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

        Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure. The assets and certain expenses related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around differences in products and services.

Business Trends and Outlook for Fiscal 2015

        Consolidated sales for fiscal 2014 decreased $102.3 million or 4.8% compared to the prior year. Sales to commercial customers decreased $90.5 million or 7.0% compared to the prior year. The decline in sales to commercial customers was driven primarily by softness in maintenance, repair and overhaul activity. The Company also converted a large component contract from an interim arrangement based on time and materials to a permanent power-by-the-hour arrangement which unfavorably impacted sales.

        During fiscal 2014, sales to government and defense customers decreased $11.8 million or 1.4% compared to the prior year. The decline in sales to government and defense customers was driven primarily by lower demand by the DoD for expeditionary airlift services in Afghanistan and for mobility products. These decreases were partially offset by increased sales to foreign government and defense customers reflecting the delivery of three aircraft in fiscal 2014 and increased supply chain volumes.

        During the second half of fiscal 2014, we announced a number of contract wins supporting both commercial and government and defense customers. We believe there continues to be a favorable trend by both commercial and government and defense customers for comprehensive supply chain and maintenance programs, as these customers continue to seek ways to reduce their operating cost structure. We expect sales to the DoD will remain under pressure due to budgetary constraints, the withdrawal from Afghanistan and the current geopolitical environment.

        For fiscal 2015, we expect to see growth in our supply chain business and improvement in our repair businesses given its strong position in the growing global aviation supply chain market which should benefit commercial sales in our Aviation Services segment. While defense budgets are expected to remain under pressure which will pressure government and defense sales in both of our segments, we see ongoing demand for our low cost solutions, products and services and will continue to transition our portfolio of airlift aircraft.

Results of Operations

Fiscal 2014 Compared with Fiscal 2013

        Sales and gross profit for our two business segments for the two years ended May 31, 2014 and 2013 were as follows:

	For the Year Ended May 31,
	2014	2013	% Change
Sales:
Aviation Services
Commercial	$926.4	$999.8	(7.3)%
Defense	633.6	614.6	3.1%

	$1,560.0	$1,614.4	(3.4)%

Technology Products
Commercial	$281.2	$298.3	(5.7)%
Defense	193.8	224.6	(13.7)%

	$475.0	$522.9	(9.2)%

	For the Year Ended May 31,
	2014	2013	% Change
Gross Profit:
Aviation Services
Commercial	$137.9	$141.7	(2.7)%
Defense	121.0	85.8	41.0%

	$258.9	$227.5	13.8%

Technology Products
Commercial	$59.3	$60.3	(1.7)%
Defense	22.0	26.4	(16.7)%

	$81.3	$86.7	(6.2)%

  Aviation Services Segment

        Sales in the Aviation Services segment decreased $54.4 million or 3.4% from the prior year. The decrease in sales was due to softness in maintenance, repair and overhaul activity. The Company also converted a large component contract from an interim arrangement based on time and materials to a permanent power-by-the-hour arrangement which unfavorably impacted sales.

        During fiscal 2014, sales in this segment to government and defense customers increased $19.0 million or 3.1% over the prior year primarily due to the delivery of three aircraft in the first half of fiscal 2014 and higher supply chain volumes, partially offset by lower demand for expeditionary airlift services in Afghanistan due to reduced contracted positions. Our reduced role in Afghanistan will continue to have an impact on our expeditionary fleet operations. The following summarizes the status of contract renewals and contract expirations and new business wins at our expeditionary airlift operation:

  •
  In May 2014, the DoD exercised a renewal option on one contract valued at approximately $50 million for airlift support in Afghanistan through May 31, 2015.

  •
  In early November 2013, the DoD exercised a renewal option on one contract valued at approximately $180 million for airlift support in Afghanistan through October 31, 2014. The DoD has one additional option year remaining after October 31, 2014.

  •
  On December 2, 2013, the Company was awarded a new contract to provide fixed-wing support to the U.S. Africa Command. The contract is valued at $23 million and includes a base seven-month period plus five three-month renewal options with the initial period of performance beginning on June 1, 2014.

  •
  On November 30, 2013, the Company was awarded an Indefinite Delivery Indefinite Quantity (IDIQ) contract to provide fixed- and rotary-wing support for the Afghan National Security Forces under NATO Training Mission and Combined Security Transition Command. The contract has a maximum value of $134 million. The Company is waiting to receive task orders under the contract.

  •
  On May 16, 2014, the Company was awarded a new contract to provide rotary-wing support to U.S. Africa Command. The contract is valued at $34 million and includes a base five-month period plus two four-month options, three three-month options and a six-month extension period. This contract is currently under protest by the incumbent operator.

  •
  On May 23, 2014, the Company was awarded a new contract to provide rotary-wing support to the U.S. Navy through Vertical Replenishment services in the Mediterranean primarily for the 5th Fleet. The contract is valued at $34 million and includes a base one-year period beginning October 1, 2014 with four one-year options.

        We are also bidding on other expeditionary airlift contracts supporting both DoD and non-DoD customers, although there can be no assurance we will be awarded any of these contracts. At the beginning of fiscal year 2014 we had 40 aircraft in revenue service. By the end of fiscal year 2014, we had 20 of those aircraft no longer in active service and were available for future mission deployment.

        Gross profit in the Aviation Services segment increased $31.4 million or 13.8%. Gross profit on sales to commercial customers decreased $3.8 million or 2.7% from the prior year with the gross profit margin up slightly to 14.9% in fiscal 2014 compared to 14.2% in fiscal 2013. The decrease in gross profit on sales to commercial customers is primarily attributable to reduced volumes at our landing gear and engineering services units, partially offset by improved supply chain gross margins due to the mix of inventories sold.

        Gross profit on sales to government and defense customers increased $35.2 million or 41.0% over the prior year. Gross profit in fiscal 2013 included a $29.8 million pre-tax charge on the KC10 support contract which did not occur in fiscal 2014. The fiscal 2013 charge was necessary to reflect lower than expected flight hours of the KC10 aircraft. Our gross profit margin on sales to government and defense customers increased from 14.0% in fiscal 2013 to 19.1% in fiscal 2014. Our fiscal 2014 gross profit on sales to government and defense customers was impacted favorably by improved supply chain margins and higher margins at our expeditionary airlift services business due to the improved availability rate of fully mission capable fixed- and rotary-wing aircraft.

  Technology Products Segment

        Sales in the Technology Products segment decreased $47.9 million or 9.2% from the prior year. The decrease in sales was due to a $17.1 million or 5.7% decline in sales to our commercial customers primarily attributable to lower demand for our commercial cargo containers and precision machined parts.

        During fiscal 2014, sales in this segment to government and defense customers decreased $30.8 million or 13.7% over the prior year. Sales to government and defense customers declined due to lower demand for mobility products from the DoD as they reduced spending for these products, partially offset by increased cargo systems revenue as we began shipping revenue producing units of the A400M system.

        Gross profit in the Technology Products segment decreased $5.4 million or 6.2%. Gross profit on sales to commercial customers decreased $1.0 million or 1.7% from the prior year, however the gross profit margin increased to 21.1% in fiscal 2014 from 20.2% in the prior year. The increased gross profit margin on sales to commercial customers is primarily attributable to favorably managing the cost structure at our precision machined business in spite of lower revenue levels.

        Gross profit in this segment on sales to government and defense customers decreased $4.4 million or 16.7% from the prior year which was generally in line with the sales decrease as the gross profit margin percentage remained relatively flat to the prior year.

  Selling, General and Administrative Expenses and Earnings from Aircraft Joint Ventures

        Selling, general and administrative expenses decreased $0.8 million in 2014. Selling, general and administrative expenses in fiscal 2013 included a $9.0 million benefit due to the final settlement of the Airinmar Holdings Limited ("Airinmar") earn-out payment (See Note 8 of Notes to Consolidated Financial Statements). Excluding the $9.0 million benefit, our selling, general and administrative expenses decreased $9.8 million reflecting the realization of benefits from the cost control measures implemented by the Company during fiscal 2014, including the elimination of certain positions and favorable procurement actions.

        Earnings from aircraft joint ventures decreased $3.7 million, as the prior fiscal year included earnings from the sale of ten aircraft from our aircraft joint venture portfolio.

  Operating and Net Income

        Operating income increased $23.1 million or 18.8% primarily due to the KC10 contract adjustment in 2013, partially offset by the unfavorable impact from lower sales in our Aviation Services and Technology Products segments.

        Our fiscal 2014 effective income tax rate was 30.5% which included a $2.7 million reduction in income tax expense related to changes in estimates originally used in the tax provision which were adjusted to actual on the federal income tax return. In addition, our higher forecasted taxable income in fiscal 2014 provided a tax benefit of $1.6 million related to the Domestic Production Activities Deduction in accordance with Internal Revenue Code Section 199. In the prior year our effective income tax rate was 32.5%, which included a $1.3 million reduction in income tax expense related to the reduction of our state income tax rate from continued implementation of state tax planning strategies, including a new corporate structure and the relocation of one of our significant business units.

        Net income was $72.9 million compared to $55.0 million in the prior year due to the factors discussed above.

Fiscal 2013 Compared with Fiscal 2012

        Consolidated sales for fiscal 2013 increased $72.3 million or 3.5% compared to the prior year.

        Sales and gross profit for our two business segments for the two years ended May 31, 2013 and 2012 were as follows:

	For the Year Ended May 31,
	2013	2012	% Change
Sales:
Aviation Services
Commercial	$999.8	$961.4	4.0%
Defense	614.6	574.6	7.0%

	$1,614.4	$1,536.0	5.1%

Technology Products
Commercial	$298.3	$173.2	72.2%
Defense	224.6	355.8	(36.9)%

	$522.9	$529.0	(1.2)%

	For the Year Ended May 31,
	2013	2012	% Change
Gross Profit:
Aviation Services
Commercial	$141.7	$152.3	(7.0)%
Defense	85.8	85.0	0.9%

	$227.5	$237.3	(4.1)%

Technology Products
Commercial	$60.3	$25.8	133.7%
Defense	26.4	55.5	(52.4)%

	$86.7	$81.3	6.6%

  Aviation Services Segment

        Sales in the Aviation Services segment increased $78.4 million or 5.1% over the prior year. The increase in sales was due to a $38.4 million or 4.0% increase in sales to our commercial customers primarily attributable to increased program activity in our commercial parts support unit as a result of a component support contract executed in the fourth quarter of fiscal 2012 and growth at our airframe maintenance centers reflecting new contract wins and expanded relationships with existing customers. These were partially offset by a cyclical decline at our landing gear overhaul unit. In addition, in fiscal 2012 we sold four wholly-owned aircraft which contributed approximately $49 million in aircraft sales. There were no wholly-owned aircraft sales during fiscal year 2013 from our aircraft leasing portfolio.

        During fiscal 2013, sales in this segment to government and defense customers increased $40.0 million or 7.0% over the prior year primarily due to the favorable impact on sales of fleet utilization improvement at our expeditionary airlift services unit. The sales increase was partially offset by $29.8 million charge for the KC10 support contract.

        Gross profit in the Aviation Services segment decreased $9.8 million or 4.1%. Gross profit on sales to commercial customers decreased $10.6 million or 7.0% over the prior year with the gross profit margin decreasing from 15.8% in fiscal 2012 to 14.2% in fiscal 2013. The decrease in gross profit was primarily attributable to lower margins on the component support program executed in the fourth quarter of fiscal 2012.

        Gross profit on sales to government and defense customers increased $0.8 million or 0.9% over the prior year. Gross profit in 2013 included the $29.8 million charge on the KC10 support contract. Our gross profit margin on sales to government and defense customers decreased from 14.8% in fiscal 2012 to 14.0% in fiscal 2013. Our fiscal 2013 gross profit on sales to government and defense customers was impacted favorably by the improved rate of availability of our fully mission critical fixed- and rotary-wing aircraft and increased flight hours.

  Technology Products Segment

        Overall sales in the Technology Products segment decreased $6.1 million or 1.2% from the prior year. Sales to commercial customers increased $125.1 million or 72.2% primarily attributable to the impact of the full year inclusion of revenue at Telair and Nordisk which were acquired in the third quarter of fiscal 2012.

        During fiscal 2013, sales in this segment to government and defense customers decreased $131.2 million or 36.9% from the prior year. Sales to government and defense customers declined due to lower demand for mobility products from the DoD due to the drawdown of the war effort in Afghanistan and lower demand on certain other programs as the DoD reduced its spending for the types of products we produce.

        Gross profit in the Technology Products segment increased $5.4 million or 6.6%. Gross profit on sales to commercial customers increased $34.5 million or 133.7% over the prior year with the gross profit margin increasing to 20.2% in fiscal 2013 from 14.9% in the prior year. The increase in gross profit margin was primarily due to improved product mix resulting from the acquisitions of Telair and Nordisk.

        Gross profit in this segment on sales to government and defense customers decreased $29.1 million or 52.4% over the prior year with the gross profit margin also decreasing to 11.8% in fiscal 2013 from 15.6% in the prior year. The decrease in gross margin was attributable to lower sales volumes at our mobility products business.

  Selling, General and Administrative Expenses and Earnings from Aircraft Joint Ventures

        Selling, general and administrative expenses increased $9.0 million or 4.8% due to the full year inclusion of the fiscal year 2012 acquired companies, partially offset by the final settlement on the Airinmar earn-out payment (See Note 8 of Notes to Consolidated Financial Statements).

        Earnings from aircraft joint ventures increased $5.3 million primarily due to the sale of ten aircraft from our aircraft joint venture portfolio and higher lease revenue in fiscal 2013.

  Operating and Net Income

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

        At May 31, 2014, our liquidity and capital resources included cash of $89.2 million and working capital of $714.8 million. We have an agreement with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (as amended, the "Credit Agreement") providing for an unsecured revolving credit facility of $475.0 million that we can draw upon for general corporate purposes. The Credit Agreement expires on April 24, 2018. Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan. Borrowings outstanding under this facility at May 31, 2014 were $130.0 million and there were approximately $14.8 million of outstanding letters of credit, which reduced the availability of this facility to $330.2 million. There are no other terms or covenants limiting the availability of this facility. We also have $5.4 million available under a foreign line of credit.

        In addition to our unsecured Credit Agreement, we have a $40.0 million secured credit facility with The Huntington National Bank (the "Huntington Loan Agreement"). Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us. The Huntington Loan Agreement expires on April 23, 2015. Borrowings bear interest at LIBOR plus 175 basis points. As of May 31, 2014, $29.9 million were outstanding under this agreement.

        We intend to retire maturities due in fiscal 2015 through a combination of cash on hand and borrowings under our Credit Agreement.

        We are in compliance with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

        During fiscal 2014, our cash flow from operations was $139.8 million primarily as a result of net income attributable to AAR and non-controlling interest and aggregate depreciation and amortization. These positive impacts were partially offset by increased inventories related to the A400M cargo system program which began shipping revenue-producing units in fiscal 2014 and our acquisition of inventory and related equipment to support new supply chain programs in the Aviation Services segment.

        Cash flow from operations decreased $23.1 million from the prior year due to the increased investments in inventory and equipment on long-term lease mentioned above, partially offset by an increase in accounts payable in fiscal 2014.

Cash Flows from Investing Activities

        During fiscal 2014, our investing activities used $40.9 million of cash primarily related to capital expenditures of $26.5 million and $15.3 million for the acquisition of the cargo systems business of Spyer, Germany based PFW Aerospace GmbH in December 2013.

        Cash flows used in investing activities increased $8.1 million from the prior year as the prior year included higher proceeds from aircraft joint ventures representing a return of capital and proceeds from sales of equipment, partially offset by higher spend on both capital expenditures and acquisitions.

Cash Flows from Financing Activities

        During fiscal 2014, our financing activities used $85.9 million of cash primarily related to the net reduction in borrowings of $78.9 million and payment of dividends of $11.8 million.

        Cash flows used in financing activities decreased $37.8 million from the prior year as the fiscal 2013 financing activities included higher net reductions in borrowings and higher treasury stock repurchases.

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2014 is as follows:

	Payments Due by Period
	Total	Due in Fiscal 2015	Due in Fiscal 2016	Due in Fiscal 2017	Due in Fiscal 2018	Due in Fiscal 2019	After Fiscal 2019
On Balance Sheet:
Debt	$440.8	$30.0	$60.8	$—	$—	$25.0	$325.0
Bank borrowings	189.9	39.9	10.0	10.0	130.0	—	—
Interest[1]	200.6	30.9	29.0	27.8	27.3	23.7	61.9
Off Balance Sheet:
Facilities and equipment operating leases	109.2	27.1	19.3	13.3	10.9	9.3	29.3
Purchase obligations[2]	259.0	236.4	21.6	0.6	—	—	0.4
Pension contribution	7.9	7.9	—	—	—	—	—

Notes:

1
Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2014.

2
Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.

        We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2014 was $14.8 million.

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

        We estimate the fair value of each reporting unit using both an income approach based on discounted cash flows and a market approach based on a multiple of earnings. The assumptions we used to estimate the fair value of our reporting units are based on historical performance as well as forecasts derived from our current business plan. We use a discount rate based on our consolidated weighted average cost of capital which is adjusted for each of our reporting units based on their individual specific risk and size characteristics.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the specific identification, average cost or first-in, first-out methods. Write-downs are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions. We have utilized certain assumptions when determining the market value of inventories, such as inventory quantities and aging, historical sales of inventory, current and expected future aviation usage trends, replacement values and expected future demand. Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in the recognition of impairment charges in future periods.

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

        Sales and related cost of sales for certain long-term manufacturing contracts and certain large airframe maintenance contracts and performance-based logistics programs are recognized using contract accounting under the percentage of completion method in accordance with Accounting Standards Codification 605-35, Construction—Type and Production—Type Contracts. In applying the percentage of completion method, we use both the cost-to-cost and the units of delivery methods depending on the nature of the arrangement. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. Under the units of delivery method, revenues are recognized based on the contract price of units delivered.

        In connection with these contracts and programs, we are required to make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the program and the relative fair value of each element of the arrangement. Key assumptions involved in our contract accounting include future labor costs and efficiencies, overhead costs, and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results.

Impairment of Long-Lived Assets

        We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying accounting standards addressing impairment to long-lived assets, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future sales volumes or lease rates, expected changes to cost structures, lease terms, residual values, market conditions, and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of long-lived assets.

Program Development Costs

        Our Cargo Systems unit was selected in June 2005 to provide cargo loading systems for the Airbus A400M Military Transport Aircraft ("A400M"). During fiscal 2013, we delivered initial production units to Airbus and began delivering revenue-producing units in fiscal 2014. We expect our portion of the revenue from this program to be approximately $300 million through fiscal 2021, based on current sales projections of the A400M and the agreed-upon fixed pricing for the items that we are now responsible for under the amended contract.

        As of May 31, 2014 and 2013, we have capitalized, net of reimbursements, $139.8 million and $130.9 million, respectively, of costs associated with the engineering and development of the cargo system. Sales and related cost of sales are recognized on the units of delivery method. In determining the recoverability of the capitalized program development costs, we have made certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system. Differences between actual results and our assumptions may result in our not fully recovering program development costs, which could adversely affect our operating results and financial condition.

Pension Plans

        The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

        AAR uses a discount rate to measure our benefit obligation for our pension plans. This discount rate will be used in calculating the net periodic benefit cost for these plans for fiscal 2015. We used a broad population of Aa-rated corporate bonds as of May 31, 2014 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum outstanding of $50.0 million. This population of bonds was narrowed from a broader universe of over 500 Moody's Aa-rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and the bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the domestic plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

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

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. This new standard will be effective for us beginning June 1, 2017. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

        A 10 percent increase to the average interest rate affecting our financial instruments, including the average outstanding balance of our debt obligations and related derivatives, would have reduced our pre-tax income by approximately $0.5 million during fiscal 2014.

        Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would have decreased pre-tax income by approximately $10.3 million in 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended May 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2014 and 2013, and the results of their operations, and their cash flows for each of the years in the three-year period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AAR CORP.'s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 17, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois July 17, 2014

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2014	2013	2012
	(In millions, except per share data)
Sales:
Sales from products	$1,226.3	$1,228.5	$1,384.2
Sales from services	808.7	908.8	680.8

	2,035.0	2,137.3	2,065.0

Costs and operating expenses:
Cost of products	1,068.4	1,115.5	1,208.6
Cost of services	626.4	707.6	534.1
Cost of sales—restructuring and impairment	—	—	3.7
Selling, general and administrative	197.6	198.4	189.4

	1,892.4	2,021.5	1,935.8

Earnings from joint ventures	3.1	6.8	1.5

Operating income	145.7	122.6	130.7
Loss on extinguishment of debt	—	(0.3)	(0.7)
Interest expense	(42.0)	(41.6)	(37.7)
Interest income	1.6	1.5	1.2

Income before provision for income taxes	105.3	82.2	93.5
Provision for income taxes	32.1	26.7	25.5

Net income attributable to AAR and noncontrolling interest	73.2	55.5	68.0
Income attributable to noncontrolling interest	(0.3)	(0.5)	(0.3)

Net income attributable to AAR	$72.9	$55.0	$67.7

Earnings per share—basic	$1.85	$1.38	$1.68
Earnings per share—diluted	$1.83	$1.38	$1.65

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended May 31,
	2014	2013	2012
	(In millions)
Net income attributable to AAR and noncontrolling interest	$73.2	$55.5	$68.0
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax	14.0	8.7	(18.5)
Derivative instruments unrealized gain (loss), net of tax expense (benefit) of $0.4 in 2014, $0.3 in 2013, and ($2.1) in 2012	0.7	0.6	(3.9)
Unrecognized pension and post retirement costs, net of tax expense (benefit) of ($0.8) in 2014, $1.8 in 2013, and ($7.6) in 2012	(1.5)	3.4	(14.2)

Total other comprehensive income, net of tax	13.2	12.7	(36.6)

Comprehensive income	86.4	68.2	31.4
Less: Comprehensive income attributable to noncontrolling interests	(0.3)	(0.5)	(0.3)

Comprehensive income attributable to AAR	$86.1	$67.7	$31.1

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2014	2013
	(In millions)
Current assets:
Cash and cash equivalents	$89.2	$75.3
Accounts receivable	283.1	297.4
Inventories	495.3	453.7
Rotable spares and equipment on or available for short-term lease	137.6	129.2
Deposits, prepaids and other	81.6	60.1
Deferred tax assets	30.1	18.0

Total current assets	1,116.9	1,033.7

Property, plant and equipment, at cost:
Land	9.4	9.2
Buildings and improvements	102.4	99.5
Aircraft, equipment, furniture and fixtures	627.4	607.5

	739.2	716.2
Accumulated depreciation	(424.3)	(354.5)

	314.9	361.7

Other assets:
Goodwill	261.7	255.6
Intangible assets, net	165.4	157.8
Equipment on or available for long-term lease	98.4	64.7
Capitalized program development costs	112.2	124.9
Investment in joint ventures	29.9	31.8
Other	100.1	106.7

	767.7	741.5

	$2,199.5	$2,136.9

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2014	2013
	(In millions)
Current liabilities:
Current maturities of long-term debt	$69.7	$86.4
Accounts and trade notes payable	171.1	149.3
Accrued liabilities	161.3	153.3

Total current liabilities	402.1	389.0

Long-term debt, less current maturities	564.3	622.2
Deferred tax liabilities	162.2	138.2
Other liabilities and deferred income	70.2	68.0

	796.7	828.4

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,674,186 and 44,691,437 shares at cost, respectively	44.7	44.7
Capital surplus	436.4	431.6
Retained earnings	646.0	584.9
Treasury stock, 5,113,939 and 5,309,252 shares at cost, respectively	(98.3)	(100.1)
Accumulated other comprehensive loss	(29.3)	(42.5)

Total AAR stockholders' equity	999.5	918.6
Noncontrolling interest	1.2	0.9

Total equity	1,000.7	919.5

	$2,199.5	$2,136.9

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2014

(In millions)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total AAR Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, May 31, 2011	$45.0	$423.8	$486.1	$(100.4)	$(18.6)	$835.9	$(0.6)	$835.3
Net income	—	—	67.7	—	—	67.7	0.3	68.0
Cash dividends	—	—	(12.0)	—	—	(12.0)	—	(12.0)
Stock option activity	—	4.8	—	(0.1)	—	4.7	—	4.7
Restricted stock activity	(0.2)	(4.8)	—	13.8	—	8.8	—	8.8
Repurchase of shares	—	—	—	(3.7)	—	(3.7)	—	(3.7)
Equity portion of bond repurchase	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Other comprehensive income, net of tax	—	—	—	—	(36.6)	(36.6)	—	(36.6)
Assumption of noncontrolling interest	—	—	—	—	—	—	1.7	1.7

Balance, May 31, 2012	$44.8	$423.6	$541.8	$(90.4)	$(55.2)	$864.6	$1.4	$866.0
Net income	—	—	55.0	—	—	55.0	0.5	55.5
Cash dividends	—	—	(11.9)	—	—	(11.9)	(1.0)	(12.9)
Stock option activity	—	2.8	—	1.7	—	4.5	—	4.5
Restricted stock activity	(0.1)	4.7	—	3.2	—	7.8	—	7.8
Repurchase of shares	—	—	—	(14.6)	—	(14.6)	—	(14.6)
Equity portion of bond repurchase	—	0.5	—	—	—	0.5	—	0.5
Other comprehensive income, net of tax	—	—	—	—	12.7	12.7	—	12.7

Balance, May 31, 2013	$44.7	$431.6	$584.9	$(100.1)	$(42.5)	$918.6	$0.9	$919.5
Net income	—	—	72.9	—	—	72.9	0.3	73.2
Cash dividends	—	—	(11.8)	—	—	(11.8)	—	(11.8)
Stock option activity	—	2.8	—	5.0	—	7.8	—	7.8
Restricted stock activity	—	2.0	—	(2.2)	—	(0.2)	—	(0.2)
Repurchase of shares	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Other comprehensive income, net of tax	—	—	—	—	13.2	13.2	—	13.2

Balance, May 31, 2014	$44.7	$436.4	$646.0	$(98.3)	$(29.3)	$999.5	$1.2	$1,000.7

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2014	2013	2012
	(in millions)
Cash flows provided from operating activities:
Net income attributable to AAR and noncontrolling interest	$73.2	$55.5	$68.0
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	80.4	79.7	72.0
Amortization of stock-based compensation	8.7	11.1	12.5
Amortization of debt discount	5.3	9.6	13.2
Amortization of overhaul costs	33.0	28.9	8.3
Deferred tax provision	9.6	29.5	32.8
Restructuring and impairment charges	—	—	3.7
Loss on extinguishment of debt	—	0.3	0.7
Earnings from joint ventures	(3.1)	(6.8)	(1.5)
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	16.7	6.0	36.3
Inventories	(47.9)	16.1	(47.6)
Rotable spares and equipment on or available for short-term lease	11.3	10.4	5.6
Equipment on or available for long-term lease	(41.7)	0.8	16.5
Accounts and trade notes payable	20.1	(50.7)	18.3
Accrued and other liabilities	4.3	11.8	(20.9)
Other, primarily program and overhaul costs	(30.1)	(39.3)	(123.7)

Net cash provided from operating activities	139.8	162.9	94.2

Cash flows used in investing activities:
Property, plant and equipment expenditures	(26.5)	(37.6)	(91.2)
Proceeds from disposal of assets	2.0	11.8	4.1
Payments for acquisitions	(15.3)	(21.3)	(298.1)
Proceeds from aircraft joint ventures	(0.2)	15.4	1.6
Other	(0.9)	(1.1)	(6.6)

Net cash used in investing activities	(40.9)	(32.8)	(390.2)

Cash flows (used in) provided from financing activities:
Short-term borrowings (repayments), net	10.0	(160.0)	180.0
Proceeds from borrowings	—	181.8	236.8
Reduction in borrowing	(88.9)	(114.3)	(83.5)
Reduction in equity due to convertible bond repurchase	—	(0.5)	(1.2)
Cash dividends	(11.8)	(12.8)	(12.1)
Purchase of treasury stock	(1.0)	(14.6)	(3.7)
Stock option exercises	5.1	1.1	3.0
Other	0.7	(4.4)	(12.5)

Net cash (used in) provided from financing activities	(85.9)	(123.7)	306.8

Effect of exchange rate changes on cash	0.9	1.2	(0.5)

Increase in cash and cash equivalents	13.9	7.6	10.3
Cash and cash equivalents, beginning of year	75.3	67.7	57.4

Cash and cash equivalents, end of year	$89.2	$75.3	$67.7

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

        Included in accounts receivable as of May 31, 2014 and 2013, are $19.7 million and $28.4 million, respectively, of unbilled accounts receivable related to our KC10 supply agreement. These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program. These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

        In addition to the unbilled accounts receivable, included in Other non-current assets on the consolidated balance sheet as of May 31, 2014 and 2013, are $9.9 million and $9.9 million, respectively, of costs in excess of amounts billed for the flight-hour portion of the same KC10 supply agreement. These amounts represent the difference between the amount of revenue recognized by us driven by costs incurred under the flight hour portion of the program, compared to what was billed. These amounts are after adjustments recorded during fiscal 2013 and 2012, as more fully described below.

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

        To support the 2% margin, we established cost savings targets as we entered fiscal 2013 to reduce program spend over the life of the program and we had been successful in achieving these targets. However, beginning in the second half of fiscal 2013 we experienced a decrease in flight hour revenue. This decrease was caused by a 28% decline in flight hours flown primarily due to lower operations tempo. As a result of this unexpected and significant decline in flight hour revenue and a revised forecast indicating lower usage in the future for the fleet, we further lowered the revenue and profitability forecast for the flight hour portion of the contract during the fourth quarter of fiscal 2013 resulting in a $29.8 million pre-tax charge. This revised forecast results in a 0% margin over the remaining life of the flight-hour program.

        No additional adjustments have been recorded in fiscal 2014 based on the flight hours and costs incurred to date as well as future expectations for the program. We recorded 0% margin in fiscal 2014 on the flight-hour portion of the contract, which resulted in revenue of $42.4 million in fiscal 2014. We expect to recover the May 31, 2014 balance of the costs in excess of amounts billed of $9.9 million through projected future billings in excess of forecasted costs over the life of the program.

        Notwithstanding the foregoing, we reserve all our rights under the KC10 supply agreement, at law and in equity, including our rights to recover past and future revenues and expenses associated with the program.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. In

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and our customers' current and expected future financial performance.

Goodwill and Other Intangible Assets

        In accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. We use a two-step process to evaluate goodwill for impairment. In the first step, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss.

        We estimate the fair value of each reporting unit using both an income approach based on discounted cash flows and a market approach based on a multiple of earnings. The assumptions we used to estimate the fair value of our reporting units are based on historical performance, as well as forecasts used in our current business plan and require considerable management judgment. We use a discount rate based on our consolidated weighted average cost of capital which is adjusted for each of our reporting units based on their specific risk and size characteristics. The fair value measurements used for our goodwill impairment testing use significant unobservable inputs, which reflect our own assumptions about the inputs that market participants would use in measuring fair value. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items.

        As of May 31, 2014, we have five reporting units as defined by ASC 350. Step one of the impairment test concluded for all of our reporting units the estimated fair value exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

        Goodwill by segment is as follows:

	May 31,
	2014	2013
Aviation Services	$107.4	$105.4
Technology Products	154.3	150.2

	$261.7	$255.6

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets, other than goodwill, are comprised of the following:

	May 31,
	2014	2013
Amortizable intangible assets:
Customer relationships	$124.0	$108.0
Developed technology	32.8	31.0
Lease agreements	21.5	21.5
FAA certificates	5.0	5.0

	183.3	165.5
Accumulated amortization	(36.2)	(25.1)

	147.1	140.4
Unamortized intangible assets:
Trademarks	18.3	17.4

	$165.4	$157.8

        Customer relationships are being amortized over 5-20 years, developed technology is being amortized over 7-30 years, the lease agreements are being amortized over 18 years, and the FAA certificates are being amortized over 20 years. Amortization expense recorded during fiscal 2014, 2013 and 2012 was $10.4 million, $13.7 million, and $13.0 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $10.5 million in 2015, $10.3 million in 2016, $10.3 million in 2017, $10.3 million in 2018 and $9.8 million in 2019.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid instruments which have original maturities of three months or less when purchased.

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. Department of Defense were $50.5 million and $49.3 million at May 31, 2014 and 2013, respectively. Additionally, included in accounts receivable as of May 31, 2014 and 2013, are $48.7 million and $56.0 million, respectively, of accounts

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

receivable from a large defense contractor. We perform regular evaluations of customer payment experience, current financial condition, and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

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

        The following is a summary of inventories:

	May 31,
	2014	2013
Raw materials and parts	$114.1	$83.9
Work-in-process	57.5	84.0
Aircraft and engine parts, components and finished goods	323.7	285.8

	$495.3	$453.7

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

        Equipment on short-term lease includes aircraft engines and parts on or available for lease to satisfy customers' immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to twelve months. Equipment on long-term lease consists of aircraft and engines on lease with commercial airlines generally for more than twelve months and rotable parts used to support long-term supply chain programs. The rotable parts included in equipment on long-term lease are being depreciated on a straight-line basis over their estimated useful lives.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        The following is a summary of equipment on or available for long-term lease:

	May 31,
	2014	2013
Rotable parts	$73.1	$41.7
Aircraft	25.3	23.0

	$98.4	$64.7

        In accordance with ASC 360, Property, Plant and Equipment, we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying ASC 360 to our aircraft and engine portfolio, we utilize certain assumptions to estimate future undiscounted cash flows, including current and future lease rates, lease terms, residual values and market conditions and trends impacting future demand.

        Future rent due to us under non-cancelable leases during each of the next five fiscal years is $19.9 million in 2015, $20.4 million in 2016, $19.9 million in 2017, $19.3 million in 2018, and $18.6 million in 2019.

Property, Plant and Equipment

        We record property, plant and equipment at cost. Depreciation is computed on the straight-line method over useful lives of 10-40 years for buildings and improvements and 3-10 years for equipment, furniture and fixtures, and capitalized software. Aircraft, major components in service, and associated rotable assets to support our expeditionary airlift services are depreciated over their estimated useful lives, which is generally 7-30 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the applicable lease.

        Repair and maintenance expenditures are expensed as incurred. Upon sale or disposal, cost and accumulated depreciation are removed from the accounts, and related gains and losses are included in results of operations.

Income Taxes

        We are subject to income taxes in the U.S., state, and several foreign jurisdictions. In the ordinary course of business, there can be transactions and calculations where the ultimate tax determination is uncertain. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.

        The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition of tax positions taken or expected to be taken in a tax return. Where necessary, we record a liability for the difference between the benefit recognized for financial statement purposes and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Supplemental Information on Cash Flows

        Supplemental information on cash flows is as follows:

	For the Year Ended May 31,
	2014	2013	2012
Interest paid	$33.8	$28.3	$16.6
Income taxes paid	17.3	24.1	11.4
Income tax refunds and interest received	7.5	23.2	7.2

        During fiscal 2014, treasury stock decreased $1.8 million reflecting the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, and restricted stock award grants of $2.8 million, partially offset by the purchase of treasury shares of $1.0 million. During fiscal 2013, treasury stock increased $9.7 million reflecting the purchase of treasury shares of $14.6 million, partially offset by the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, and restricted stock award grants of $4.9 million. During fiscal 2012, treasury stock decreased $10.0 million reflecting the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, and restricted stock award grants of $13.7 million, partially offset by the purchase of treasury shares of $3.7 million.

Use of Estimates

        We have made estimates and utilized certain assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities to prepare these Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. This new standard will be effective for us beginning June 1, 2017. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Financing Arrangements

Debt Outstanding

        A summary of the carrying amount of our debt is as follows:

	May 31,
	2014	2013
Revolving credit facility expiring April 24, 2018 with interest payable monthly	$130.0	$120.0
Secured credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	29.9	39.2
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	30.0	40.0
Notes payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	332.6	333.4
Convertible notes payable due March 1, 2014 with interest at 1.625% payable semi-annually on March 1 and September 1	—	65.9
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	45.7	43.5
Other[1]	65.8	66.6

Total debt	634.0	708.6
Current maturities of debt	(69.7)	(86.4)

Long-term debt	$564.3	$622.2

1
Included in Other is a mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 of $11.0 million and $11.0 million, 1.75% convertible notes due February 1, 2015 of $29.8 million and $29.4 million, and an industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 of $25.0 million and $25.0 million at May 31, 2014 and 2013, respectively.

        The aggregate principal amount of debt maturing during each of the next five fiscal years is $69.9 million in 2015, $70.8 million in 2016, $10.0 million in 2017, $130.0 million in 2018, and $25.0 million in 2019.

        At May 31, 2014, the carrying value of our 7.25% bonds, 1.75% convertible notes and 2.25% convertible notes was $408.1 million and the estimated fair value was approximately $434.8 million. These debt issuances are classified as Level 2 in the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

        At May 31, 2014, the remaining variable rate and fixed rate debt had a fair value that approximates the carrying value of $225.9 million. These debt instruments are classified as Level 3 in the fair value hierarchy which is defined as a fair value determined based upon one or more significant unobservable inputs.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Financing Arrangements (Continued)

Credit Facilities

        On April 24, 2013, we amended our agreement with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders (as amended, the "Credit Agreement"), reducing the aggregate revolving credit commitment under the Credit Agreement from $580.0 million to $475.0 million, and extending the maturity by approximately two years to April 24, 2018. Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan. Borrowings outstanding under this facility at May 31, 2014 were $130.0 million and there were approximately $14.8 million of outstanding letters of credit, which reduced the availability of this facility to $330.2 million. There are no other terms or covenants limiting the availability of this facility. We also have $5.4 million available under a foreign line of credit.

        Borrowing activity under the Credit Agreement during fiscal 2014, 2013 and 2012 is as follows:

	For the Year Ended May 31,
	2014	2013	2012
Maximum amount borrowed	$190.0	$395.0	$525.0
Average daily borrowings	135.8	312.3	288.3
Average interest rate during the year	1.77%	2.03%	1.90%

        On March 28, 2013, we amended our secured credit facility with The Huntington National Bank (the "Huntington Loan Agreement"). The amendment to the Huntington Loan Agreement reduced our secured facility from $65.0 million to $40.0 million while also reducing the interest rate from 325 basis points to 175 basis points over LIBOR. Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us. The Huntington Loan Agreement expires on April 23, 2015. As of May 31, 2014 and 2013, $29.9 million and $39.2 million, respectively, were outstanding under this agreement.

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

        At May 31, 2014, we were in compliance with the financial and other covenants in these agreements.

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

        The Notes were issued under the indenture dated January 23, 2012, as supplemented as of November 30, 2012 (the "Indenture"), pursuant to which we issued $175.0 million aggregate principal amount of our 7.25% Senior Notes due 2022 (the "Original Notes" and collectively with the Notes, the "Senior Notes"). The Senior Notes were originally sold in private placements to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and were subsequently exchanged for substantially identical notes that were registered under the Securities Act. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of our existing domestic and foreign subsidiaries. The Senior Notes are treated as a single series and will vote as one class under the Indenture.

        On February 14, 2013, we completed an exchange agreement with an institutional holder to exchange $22.7 million aggregate principal amount of our 1.75% Convertible Senior Notes, plus cash in the amount of $7.3 million for a new $30.0 million convertible note (the "New Note"). The New Note was issued in a private placement, is subject to customary resale restrictions, and has no registration rights. The New Note matures on February 1, 2015 unless redeemed earlier by us with 30 days' notice to the holder at a call price reflecting a yield to maturity of 3.75% from inception. We may redeem the New Note at any time with a call price at maturity of 104.038%. Upon conversion, the holder of the New Note shall be entitled to receive only cash and not shares of common stock. The New Note bears interest at a coupon rate of 1.75% per year, payable semi-annually on February 1 and August 1.

Debt Retirements

        We did not retire any convertible notes during fiscal 2014 except for the remaining 1.625% convertible notes which reached maturity on March 1, 2014. During fiscal 2013 and 2012, we retired a portion of the following convertible notes before their maturity date:

	Principal Amount		Cash Paid		Loss on Repurchase
	2013	2012	2013	2012	2013	2012
1.625% convertible notes due March 1, 2014	$6.4	$9.4	$6.1	$8.9	$0.1	$0.2
2.25% convertible notes due March 1, 2016	5.5	9.1	4.9	8.1	0.2	0.3
1.75% convertible notes due February 1, 2026	11.0	20.6	11.0	20.3	—	0.2

	$22.9	$39.1	$22.0	$37.3	$0.3	$0.7

        The loss on repurchase, after consideration for unamortized discount and debt issuance costs, is recorded in Loss on extinguishment of debt on the Consolidated Statements of Income.

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

Convertible Notes

        As of May 31, 2014 and 2013, the short-term and long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	May 31,
	2014	2013
Long-term debt:
Principal amount	$79.8	$148.3
Unamortized discount	(4.4)	(9.5)

Net carrying amount	$75.4	$138.8

Equity component, net of tax	$75.3	$75.3

        The discount on the liability component of long-term debt is being amortized using the effective interest method based on an effective rate. For fiscal years 2014 and 2013, the effective interest rate for our convertible debt was as follows:

	May 31,
	2014	2013
1.75% convertible notes due February 1, 2015	5.00%	5.00%
2.25% convertible notes due March 1, 2016	7.41%	7.41%

        As of May 31, 2014 and 2013, for each of our convertible note issuances, the "if converted" value does not exceed its principal amount.

        The interest expense associated with the convertible notes was as follows:

	For the Year Ended May 31,
	2014	2013	2012
Coupon interest	$3.1	$3.7	$4.9
Amortization of deferred financing fees	0.3	0.5	0.7
Amortization of discount	5.1	9.3	13.1

Interest expense related to convertible notes	$8.5	$13.5	$18.7

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Financing Arrangements (Continued)

        We are subject to a number of covenants under our financing arrangements, including restrictions that relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters. We are in compliance with all financial and other covenants under our financing arrangements.

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

        We classify the derivatives as assets or liabilities on the balance sheet. Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship. As of May 31, 2014, all of our derivative instruments were classified as cash flow hedges. The fair value of the interest rate swap and interest rate cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period. We record the fair value of assets and liabilities in accordance with the hierarchy established by the ASC 820, Fair Value Measurement. The fair value of our interest rate derivatives are classified as Level 2, which refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The following tables summarize the classification and fair values of our interest rate derivative instruments reported in the Consolidated Balance Sheet at May 31, 2014 and 2013.

		Derivative Assets	Derivative Liabilities
	Balance Sheet Classification
Derivatives designated as hedging instruments:		May 31, 2014	May 31, 2014
Interest rate cap	Long-term assets	$0.1	$—
Interest rate swap	Long-term liabilities	—	(2.8)

		Derivative Assets	Derivative Liabilities
	Balance Sheet Classification
Derivatives designated as hedging instruments:		May 31, 2013	May 31, 2013
Interest rate cap	Long-term assets	$0.1	$—
Interest rate swap	Long-term liabilities	—	(3.6)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

3. Derivative Instruments and Hedging Activities (Continued)

        We include gains and losses on the derivative instruments in other comprehensive income. We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings. The impact of the interest rate swap and interest cap agreement on the Consolidated Statement of Comprehensive Income for the years ended May 31, 2014, 2013 and 2012 was an unrealized gain of $0.7 million, an unrealized gain of $0.6 million and an unrealized loss of $3.9 million, respectively. We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

4. Stock-Based Compensation

        We provide stock-based awards under the AAR CORP. Stock Benefit Plan ("Stock Benefit Plan") and the AAR CORP. 2013 Stock Plan (the "2013 Stock Plan"), each of which has been approved by our stockholders. Under the Stock Benefit Plan and the 2013 Stock Plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and are exercisable in three, four or five equal annual increments commencing one year after the date of grant. In addition to stock options, the Stock Benefit Plan and the 2013 Stock Plan also provide for the grant of restricted stock awards and performance-based restricted stock awards. The number of performance-based awards earned, subject to vesting, is based on achievement of certain Company-wide financial goals or stock price targets. The Stock Benefit Plan and the 2013 Stock Plan also provide for the grant of stock appreciation units and restricted stock units; however, to date, no such awards have been granted.

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

        Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee's employment terminates for any reason other than death, disability or retirement. A total of 11,149,000 shares have been granted under the Stock Benefit Plan since its inception. With the stockholder approval of the 2013 Stock Plan, we will make all future stock awards under the 2013 Stock Plan rather than the Stock Benefit Plan. There are 2,500,000 shares available for grant under the 2013 Stock Plan.

Stock Options

        During fiscal 2014, 2013 and 2012, we granted stock options representing 1,033,015 shares, 972,180 shares, and 169,281 shares, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Stock-Based Compensation (Continued)

        The weighted average fair value per share of stock options granted during fiscal 2014, 2013 and 2012 was $10.24, $4.85 and $11.42, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options Granted In Fiscal Year
	2014	2013	2012
Risk-free interest rate	1.4%	0.6%	1.5%
Expected volatility of common stock	49.1%	51.4%	46.1%
Dividend yield	1.2%	2.3%	1.1%
Expected option term in years	5.2	5.4	5.7

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

        A summary of stock option activity for the three years ended May 31, 2014 consisted of the following (shares in thousands):

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,300	$16.22	1,703	$17.96	1,994	$18.56
Granted	1,033	$25.43	972	$12.95	169	$28.45
Exercised	(473)	$16.20	(124)	$13.72	(339)	$19.95
Cancelled	(107)	$18.48	(251)	$15.82	(121)	$19.73

Outstanding at end of year	2,753	$19.59	2,300	$16.22	1,703	$17.96

Options exercisable at end of year	1,019	$17.88	1,089	$17.73	880	$17.10

        The total fair value of stock options that vested during fiscal 2014, 2013 and 2012 was $2.0 million, $3.6 million and $4.0 million, respectively. The total intrinsic value of stock options exercised during fiscal 2014, 2013 and 2012 was $4.3 million, $0.5 million and $3.3 million, respectively. The aggregate intrinsic value of options outstanding was $15.2 million and $10.9 million as of May 31, 2014 and 2013, respectively. The tax benefit realized from stock options exercised during fiscal 2014, 2013 and 2012 was $1.0 million, zero, and $0.5 million, respectively. Expense charged to operations for stock options during fiscal 2014, 2013 and 2012 was $3.8 million, $3.5 million and $4.2 million, respectively, recorded in selling, general and administrative expenses. As of May 31, 2014, we had $10.4 million of unrecognized compensation expense related to stock options that will be amortized over an average period of 2.5 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Stock-Based Compensation (Continued)

        The following table provides additional information regarding stock options outstanding as of May 31, 2014 (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number Outstanding as of 5/31/14	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 5/31/14	Weighted- Average Exercise Price
$ 9.00 - $15.00	800	8.0	$12.86	125	$12.63
$15.01 - $20.00	748	5.6	$16.17	730	$16.16
$20.01 - $34.50	1,205	8.5	$26.17	164	$29.49

	2,753	7.6	$19.59	1,019	$17.88

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock. The performance-based awards are contingent upon the achievement of certain performance objectives, including net income, return on capital, and leverage ratios, or our stock price achieving a certain level over a period of time. During fiscal 2014, 2013 and 2012, we granted 60,808, 53,280, and 362,500 of performance-based restricted shares, respectively. Time-based restricted shares of 60,808, 65,780, and 299,491 were granted to executives and key employees during fiscal 2014, 2013, and 2012, respectively. We also award time-based restricted stock to our non-employee directors as part of their annual compensation. Time-based restricted shares of 45,000, 48,333, and 45,000 were granted to members of the Board of Directors during fiscal 2014, 2013, and 2012, respectively.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Expense related to all restricted share programs during fiscal 2014, 2013 and 2012 was $4.9 million, $7.6 million and $8.4 million, respectively, and recorded in selling, general and administrative expenses.

        Restricted share activity during the fiscal year ended May 31, 2014 was as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2013	1,253	$22.91
Granted	167	$24.15
Vested	(400)	$24.36
Forfeited	(30)	$27.65

Nonvested at May 31, 2014	990	$22.49

        As of May 31, 2014, we had $6.5 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 1.4 years.

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

5. Income Taxes

        The provision for income taxes on pre-tax income includes the following components:

	For the Year Ended May 31,
	2014	2013	2012
Current:
Federal	$(0.5)	$(13.1)	$(9.8)
State	0.2	(1.8)	(0.5)
Foreign	22.8	12.1	3.0

	22.5	(2.8)	(7.3)
Deferred	9.6	29.5	32.8

	$32.1	$26.7	$25.5

        Income tax receivable at May 31, 2014 and 2013 was $14.8 million and $18.0 million, respectively, and is included in deposits, prepaids and other on the Consolidated Balance Sheet.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Income Taxes (Continued)

        The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2014, 2013 and 2012 to income before taxes, due to the following:

	For the Year Ended May 31,
	2014	2013	2012
Provision for income taxes at the federal statutory rate	$36.9	$28.8	$32.7
State income taxes, net of federal benefit and refunds	0.2	(1.0)	(3.5)
Federal adjustments	(2.2)	—	(3.3)
Domestic Production Activities Deduction	(1.6)	—	—
Research and development credit	(1.0)	(1.1)	(0.8)
Noncontrolling interest	(0.1)	(0.2)	(0.1)
Other	(0.1)	0.2	0.5

Provision for income taxes	$32.1	$26.7	$25.5

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Income Taxes (Continued)

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes and consist of the following components:

	May 31,
	2014	2013
Deferred tax assets-current attributable to:
Inventory costs	$14.4	$14.8
Employee benefits	7.9	8.3
Allowance for doubtful accounts	0.8	1.6
Advanced billings and other	7.0	(6.7)

Total net deferred tax assets-current	$30.1	$18.0

Deferred tax assets-noncurrent attributable to:
Postretirement benefits	$17.6	$17.7
Bond hedge	0.8	1.7
Foreign intangible assets	37.5	41.5
AMT, NOL and FTC carrybacks	20.6	37.6
Other	3.0	1.0

Total deferred tax assets-noncurrent	$79.5	$99.5

Total deferred tax assets	$109.6	$117.5

Deferred tax liabilities attributable to:
Depreciation	$(166.9)	$(163.5)
Convertible notes	(2.1)	(3.9)
Capitalized program development costs	(34.1)	(28.8)
Foreign intangible assets	(37.5)	(41.5)
Other	(1.1)	—

Total deferred tax liabilities	$(241.7)	$(237.7)

Net deferred tax liabilities	$(132.1)	$(120.2)

        As of May 31, 2014, we have determined that the realization of our deferred tax assets is more likely than not, and that a valuation allowance is not required based upon our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation.

        Our fiscal 2014 effective income tax rate was 30.5% which included a $2.7 million reduction in income tax expense related to changes in estimates originally used in the tax provision which were adjusted to actual on the federal income tax return. In addition, our higher forecasted taxable income in fiscal 2014 provided a tax benefit of $1.6 million related to the Domestic Production Activities Deduction in accordance with Internal Revenue Code Section 199. Our fiscal 2013 effective income tax rate was 32.5%, which included a $1.3 million reduction in income tax expense related to the reduction of our state income tax rate from continued implementation of state tax planning strategies. Our fiscal 2012 effective income tax rate was 27.2%, which included a $3.3 million reduction in income tax expense primarily relating to revisions in book versus tax differences, and a $4.0 million reduction in income tax expense, primarily

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Income Taxes (Continued)

related to the reduction in our state income tax rate from the implementation of state tax planning strategies. Our state tax planning strategies included a new corporate structure and the relocation of one of our significant business units.

        Fiscal years 2013 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Earnings Per Share (Continued)

        The following tables provide a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2014 (shares in millions).

	For the Year Ended May 31,
	2014	2013	2012
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$73.2	$55.5	$68.0
Less income attributable to participating shares	(1.5)	(2.0)	(2.5)
Less income attributable to noncontrolling interest	(0.3)	(0.5)	(0.3)

Net income attributable to AAR available to common shareholders	$71.4	$53.0	$65.2

Basic shares:
Weighted average common shares outstanding	38.6	38.3	38.8

Earnings per share—basic	$1.85	$1.38	$1.68

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$73.2	$55.5	$68.0
Less income attributable to participating shares	(1.5)	(1.9)	(2.3)
Less income attributable to noncontrolling interest	(0.3)	(0.5)	(0.3)
Add after-tax interest on convertible debt	—	3.2	5.8

Net income attributable to AAR available to common shareholders	$71.4	$56.3	$71.2

Diluted shares:
Weighted average common shares outstanding	38.6	38.3	38.8
Additional shares from the assumed exercise of stock options	0.5	0.1	0.2
Additional shares from the assumed conversion of convertible debt	—	2.2	4.1

Weighted average common shares outstanding—diluted	39.1	40.6	43.1

Earnings per share—diluted	$1.83	$1.38	$1.65

        At May 31, 2014, 2013 and 2012, respectively, options to purchase 180,000 shares, 872,200 shares, and 1,627,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the period then ended.

7. Employee Benefit Plans

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2014 was 4.5%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

        The change to our projected benefit obligation and the fair value of our plan assets for our pension plan in the United States and other countries was as follows:

	May 31,
	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$130.2	$123.0
Service cost	2.2	2.0
Interest cost	5.1	5.0
Participant contributions	0.4	0.4
Net actuarial loss	5.7	3.4
Benefit payments	(5.1)	(5.8)
Plan change	0.6	—
Foreign currency adjustment	2.8	2.2

Projected benefit obligation at end of year	$141.9	$130.2

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$101.6	$87.7
Actual return on plan assets	10.5	12.9
Employer contributions	6.2	4.5
Participant contributions	0.4	0.4
Benefit payments	(5.1)	(5.8)
Foreign currency adjustment	2.4	1.9

Fair value of plan assets at end of year	$116.0	$101.6

Funded status at end of year	$(25.9)	$(28.6)

        Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	May 31,
	2014	2013
Accrued liabilities	$(3.4)	$(3.2)
Other liabilities and deferred income	(22.5)	(25.4)

Funded status at end of year	$(25.9)	$(28.6)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

        During fiscal 2014, we reclassified $2.1 million from accumulated other comprehensive loss into earnings and recorded additional unrealized losses of $3.6 million in accumulated other comprehensive loss. Amounts recognized in accumulated other comprehensive loss, net of tax of $18.4 million and $18.8 million, at May 31, 2014 and 2013, respectively, consisted of the following:

	May 31,
	2014	2013
Actuarial loss	$35.0	$33.9
Prior service cost	1.1	0.7

Total	$36.1	$34.6

        The following tables provide the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all pension plans with a projected benefit obligation or accumulated benefit obligation in excess of plan assets.

	May 31,
Projected benefit obligation in excess of plan assets	2014	2013
Projected benefit obligation	$141.9	$130.2
Fair value of plan assets	116.0	101.6

	May 31,
Accumulated benefit obligation in excess of plan assets	2014	2013
Projected benefit obligation	$85.3	$83.8
Accumulated benefit obligation	84.8	83.4
Fair value of plan assets	63.3	57.5

        The accumulated benefit obligation for all pension plans was $134.4 million and $124.7 million as of May 31, 2014 and 2013, respectively.

Net Periodic Benefit Cost

        Pension expense charged the statement of income includes the following components:

	For the Year Ended May 31,
	2014	2013	2012
Service cost	$2.2	$2.0	$1.6
Interest cost	5.1	5.0	5.5
Expected return on plan assets	(5.8)	(6.0)	(6.6)
Amortization of prior service cost	0.1	0.2	0.2
Recognized net actuarial loss	2.0	1.9	1.0

	$3.6	$3.1	$1.7

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

        The estimated amounts to be amortized from accumulated other comprehensive loss into expense during fiscal 2015 are as follows:

Net actuarial loss	$2.0
Prior service cost	0.2

Total	$2.2

Assumptions

        The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted-average assumptions used in the measurement of our projected benefit obligations:

	May 31,
	2014	2013
Discount rate:
Domestic plans	4.2%	4.3%
International plans	3.2	3.7
Rate of compensation increase:
Domestic plans	2.5%	2.5%
International plans	3.0	3.0

        A summary of the weighted-average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2014	2013	2012
Discount rate:
Domestic plans	4.3%	4.1%	5.3%
International plans	3.7	4.1	5.5
Rate of compensation increase:
Domestic plans	2.5%	2.5%	3.5%
International plans	3.0	3.0	3.0
Expected long-term rate on plan assets:
Domestic plans	7.5%	8.0%	8.0%
International plans	3.7	4.2	5.8

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2014	2013
Equity securities	64%	61%	45 - 75%
Fixed income securities	17	20	15 - 25%
Other	19	19	0 - 25%

	100%	100%

        The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974 (ERISA). The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2014. Direct investments in our securities and the use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks, and fund-of-funds hedge funds.

        The assets of the non-domestic plan are invested in funds-of-funds where each fund holds a portfolio of equity and fixed income mutual funds.

        To develop our expected long-term rate of return assumption on domestic plans, we use long-term historical return information for our targeted asset mix and current market conditions. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption. The actual return on plan assets for the years ending May 31, 2014 and 2013 has exceeded our projected long-term rate of return on assets due to strong corporate bond and equity markets that generated asset returns in excess of historical trends and have exceeded the returns we expect these assets to achieve over the long-term.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2014:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
U.S. common stock	$6.5	$—	$—	$6.5
U.S. mutual funds	24.0	—	—	24.0
International common stock	0.6	—	—	0.6
International mutual funds	9.1	—	—	9.1
Fixed income:
Government securities mutual funds	7.4	—	—	7.4
Corporate bonds mutual funds	3.6	—	—	3.6
Funds-of-funds	—	50.6	7.5	58.1
Hedge funds	—	—	3.6	3.6
Cash and cash equivalents	3.1	—	—	3.1

Total investments	$54.3	$50.6	$11.1	$116.0

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2013:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
U.S. common stock	$6.1	$—	$—	$6.1
U.S. mutual funds	21.7	—	—	21.7
International common stock	0.7	—	—	0.7
International mutual funds	6.7	—	—	6.7
Fixed income:
Government securities mutual funds	7.2	—	—	7.2
Corporate bonds mutual funds	4.0	—	—	4.0
Hedge funds	—	—	2.4	2.4
Funds-of-funds	—	44.1	7.7	51.8
Cash and cash equivalents	1.0	—	—	1.0

Total investments	$47.4	$44.1	$10.1	$101.6

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

        The following table presents the reconciliation of Level 3 pension assets measured at fair value for the fiscal years ended May 31, 2014 and 2013:

	Hedge Funds	Fund-of-funds	Total
Balance as of May 31, 2012	$2.3	$7.1	$9.4
Return on plan assets related to:
Assets still held at May 31, 2013	0.1	0.6	0.7

Balance as of May 31, 2013	2.4	7.7	10.1
Sales	(2.4)	(2.3)	(4.7)
Purchases	3.6	1.8	5.4
Return on plan assets related to:
Assets sold by May 31, 2014	—	(0.3)	(0.3)
Assets still held at May 31, 2014	—	0.6	0.6

Balance as of May 31, 2014	$3.6	$7.5	$11.1

Valuation Techniques Used to Determine Fair Value

        Cash equivalents are investments with maturities of three months or less when purchased. The fair values are based on observable market prices and categorized as Level 1.

        With respect to individually held equity securities, including investments in U.S. and international securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, which we are able to independently corroborate. Equity securities held individually are primarily traded on exchanges that contain only actively traded securities, due to the volume trading requirements imposed by these exchanges. Equity securities are valued based on quoted prices in active markets and are categorized as Level 1.

        Equity and fixed income mutual funds are maintained by investment companies that hold certain investments in accordance with a stated set of fund objectives, which are consistent with our overall investment strategy. The values of some of these funds are publicly quoted. For equity and fixed income mutual funds which are publicly quoted, the funds are valued based on quoted prices in active markets and have been categorized as Level 1. For equity and fixed income mutual funds which are not publicly quoted, the fund administrators value the funds using the net asset value per fund share, derived from quoted prices in active markets of the underlying securities. These funds have been categorized as Level 2. As our funds-of-funds investments are also derived from quoted prices in active markets, we have categorized the funds-of-funds investments as Level 2.

        Hedge fund investments include those seeking to maximize absolute returns using a broad range of strategies to enhance returns and provide additional diversification. The fair value of hedge funds is determined using net asset value or its equivalent subject to certain restrictions, such as a lock-up period. As we may be limited in our ability to redeem the investments at the measurement date or within a reasonable period of time, the hedge fund investments are categorized as Level 3.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Employee Benefit Plans (Continued)

Future Benefit Payments and Funding

        The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
	2015	2016	2017	2018	2019	2020 to 2024
Estimated future pension payments	$10.3	$5.7	$5.5	$6.2	$5.9	$33.5

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing approximately $7.9 million during fiscal 2015.

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plan is unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $0.9 million and $1.0 million as of May 31, 2014 and 2013, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Our contributions vest on a pro-rata basis during the first three years of employment. We also provide profit sharing benefits for certain executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to the statement of income for our matching contributions, including profit sharing contributions, was $12.5 million in fiscal 2014, $14.0 million in fiscal 2013 and $13.2 million in fiscal 2012 for these plans.

8. Acquisitions

        On December 16, 2013, we acquired the cargo systems business of Germany-based PFW Aerospace GmbH. The acquired assets included the cargo systems business for the Airbus A320 family of aircraft and aftermarket spares for additional legacy cargo systems produced for other Airbus platforms. The purchase price was $15.3 million and was paid in cash at closing. The unit operates as part of our Technology Products segment. The results of the completed purchase price allocation are as follows:

Inventories	$4.2
Identified intangibles	10.8
Goodwill	0.3

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Acquisitions (Continued)

        On December 2, 2011, we acquired Telair International GmbH ("Telair") and Nordisk Aviation Products, AS ("Nordisk"). Telair is a leader in the design, manufacture and support of cargo loading systems for wide-body and narrow-body aircraft with established positions on the world's most popular current and next-generation passenger and freighter aircraft. Telair operates from facilities in Germany, Sweden and Singapore. Nordisk designs and manufactures heavy duty pallets and lightweight cargo containers for commercial airlines from facilities in Norway and China. The purchase price of the acquisition was $280.0 million paid at closing, plus or minus a working capital adjustment. During the fourth quarter of fiscal 2012, the working capital adjustment was finalized, which increased the purchase price to $296.5 million. The $16.5 million working capital adjustment was paid in the first quarter of fiscal 2013. The unit operates as part of our Technology Products segment.

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

        On October 11, 2011, we acquired Airinmar Holdings Limited ("Airinmar"), a sophisticated repair, outsourcing and warranty claim manager. Airinmar operates as part of our Aviation Services segment. Total consideration was estimated to be $43.5 million, which included $23.2 million cash paid at closing, and a potential earn-out payment of $20.3 million. The potential earn-out payment was to be based upon Airinmar achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) levels over a two-year period, as well as retaining certain key customers. A liability of $20.3 million was recognized as an estimate of the acquisition date fair value of the earn-out and was included in Other liabilities and deferred income on our Consolidated Balance Sheet. During the fourth quarter of 2012, this estimate was reduced by $3.4 million and this change in the fair value of the earn-out was recognized in earnings. During the third quarter of fiscal 2013, we agreed with the sellers of Airinmar to a $4.6 million final settlement for the earn-out. The $9.0 million change in the fair value of the earn-out liability was recognized in earnings.

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

Aircraft Owned through Joint Ventures

        We had ownership interests in four aircraft with joint venture partners at both May 31, 2014 and 2013. Our equity investment in the aircraft owned with joint venture partners was approximately $28.7 million and $27.5 million as of May 31, 2014 and 2013, respectively, and is included in Investment in joint ventures on the Consolidated Balance Sheet. Included in the May 31, 2014 and 2013 amounts are notes receivable in the amount of $12.2 million and $15.3 million, respectively, for aircraft which the joint ventures have sold. Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting. Our membership interest in each of these joint ventures is 50%, and the primary business of these joint ventures is the acquisition, ownership, lease and disposition of certain commercial aircraft. Aircraft were purchased with cash contributions by the members of the joint ventures and debt financing provided on a limited recourse basis. Under the terms of servicing agreements with certain of the joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide remarketing services with respect to the divestiture of aircraft by the joint ventures. During fiscal 2014, 2013 and 2012, we were paid $0.1 million, $0.5 million and $0.6 million, respectively, for such services. The income tax benefit or expense related to the operations of the joint ventures is recorded by the member companies.

        Distributions from joint ventures are classified as operating or investing activities in the Consolidated Statements of Cash Flows based upon an evaluation of the specific facts and circumstances of each distribution.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

9. Aircraft Portfolio (Continued)

        Summarized financial information for these joint ventures is as follows:

	For the Year Ended May 31,
	2014	2013	2012
Sales	$10.4	$115.2	$45.7
Income before provision for income taxes	6.7	13.5	3.7

        During the third quarter of fiscal 2013, the joint ventures partners sold ten aircraft for $64.0 million, and during the second quarter of fiscal 2013 the joint venture partners sold two aircraft for $13.9 million.

	May 31,
	2014	2013
Balance sheet information:
Assets	$71.3	$91.3
Debt	11.4	26.8
Members' capital	57.5	61.4

Wholly-Owned Aircraft

        In addition to the aircraft owned with joint venture partners, we own two aircraft at May 31, 2014 and 2013 for our own account that are considered wholly-owned. Our gross carrying value in the aircraft was $25.3 million and $23.0 million at May 31, 2014 and 2013, respectively.

        Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration for the four aircraft owned with joint venture partners and two wholly-owned aircraft as of May 31, 2014 is as follows:

Aircraft Owned with Joint Venture Partners

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date (FY)	Post-Lease Disposition
2	767-300	1991	United Airlines	2016 and 2017	Re-lease
1	737-400	1993	City Airways	2018	Re-lease
1	737-400	1997	—	—	Sale/Re-lease

4

Wholly-Owned Aircraft

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date(FY)	Post-Lease Disposition
1	737-300	1997	Small Planet Airlines	2015	Re-lease
1	A320	1997	Smartlynx	2019	Re-lease

2

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

10. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby we sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease. Net proceeds from the sale of the facility were $14.0 million and the cost and related accumulated depreciation of the facility of $9.5 million and $4.6 million, respectively, were removed from the Consolidated Balance Sheet at the time of sale. The gain realized on the sale of $9.1 million has been deferred and is being amortized over the 20-year lease term. As of May 31, 2014 and 2013, the unamortized balance of the deferred gain was approximately $4.3 million and $4.8 million, respectively, and is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

        In addition to the Garden City lease, we lease other facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2034. Future minimum payments under all operating leases at May 31, 2014 are as follows:

Year	Facilities and Equipment
2015	$27.1
2016	19.3
2017	13.3
2018	10.9
2019	9.3
2020 and thereafter	29.3

        Rental expense for facilities and equipment during fiscal years 2014, 2013 and 2012 was $36.4 million, $35.2 million and $30.3 million, respectively.

        We enter into purchase obligations which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $236.4 million in 2015, $21.6 million in 2016, $0.6 million in 2017 and $0 in 2018 and 2019.

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2014 was approximately $14.8 million.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

11. Other Noncurrent Assets

        At May 31, 2014 and 2013, other noncurrent assets consisted of the following:

	May 31,
	2014	2013
Assets under deferred compensation plan	$23.7	$20.7
Cash surrender value of life insurance	17.3	16.5
License fees	13.0	14.7
Costs in excess of billings	15.1	9.9
Debt issuance costs	9.6	11.9
Notes receivable	5.2	16.8
Other	16.2	16.2

	$100.1	$106.7

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

        As of May 31, 2014 and 2013, the unamortized balance of the license is $11.9 million and $13.5 million, respectively, and is being amortized over a ten-year period. The current portion of the deferred payments of $1.3 million is recorded in Accrued liabilities and the long-term portion of $5.9 million is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

12. Program Development Costs

        Our Cargo Systems unit was selected in June 2005 to provide cargo loading systems for the Airbus A400M Military Transport Aircraft ("A400M"). During fiscal 2013, we delivered initial production units to Airbus and began delivering revenue-producing units in fiscal 2014. We expect our portion of the revenue from this program to be approximately $300 million through fiscal 2021. This estimate excludes future revenue from the sales of spares and is based on current sales projections of the A400M and the agreed-upon fixed pricing for the items that we are now responsible for under the amended contract.

        As of May 31, 2014 and 2013, we have capitalized, net of reimbursements, $139.8 million and $130.9 million, respectively, of costs associated with the engineering and development of the cargo system. Capitalized costs are classified between current and non-current assets on the Consolidated Balance Sheets. Current assets include $27.6 million and $6.0 million in Deposits, prepaids and other at May 31, 2014 and 2013, respectively, and non-current assets include $112.2 million and $124.9 million in Capitalized program development costs at May 31, 2014 and 2013, respectively. Sales and related cost of sales will be recognized on the units of delivery method. In determining the recoverability of the capitalized program development costs, we have made certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system. Differences between actual

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

12. Program Development Costs (Continued)

results and our assumptions may result in our not fully recovering our program development costs, which could adversely affect our operating results and financial condition.

13. Business Segment Information

Segment Reporting

        Consistent with how our chief operating decision making officer (Chief Executive Officer) evaluates performance and the way we are organized internally, we report our activities in two business segments: Aviation Services and Technology Products.

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

        The accounting policies for the segments are the same as those described in Note 1. Our Chief Executive Officer evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure. The assets and certain expenses related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around differences in products and services.

        Gross profit is calculated by subtracting cost of sales from sales. Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2014	2013	2012
Net sales:
Aviation Services	$1,560.0	$1,614.4	$1,536.0
Technology Products	475.0	522.9	529.0

	$2,035.0	$2,137.3	$2,065.0

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

13. Business Segment Information (Continued)

	For the Year Ended May 31,
	2014	2013	2012
Gross profit:
Aviation Services	$258.9	$227.5	$237.3
Technology Products	81.3	86.7	81.3

	$340.2	$314.2	$318.6

	May 31,
	2014	2013	2012
Total assets:
Aviation Services	$1,266.9	$1,262.8	$1,360.1
Technology Products	751.5	716.6	675.4
Corporate	181.1	157.5	160.2

	$2,199.5	$2,136.9	$2,195.7

	For the Year Ended May 31,
	2014	2013	2012
Capital expenditures:
Aviation Services	$17.8	$28.8	$77.5
Technology Products	6.4	7.7	12.3
Corporate	2.3	1.1	1.4

	$26.5	$37.6	$91.2

	For the Year Ended May 31,
	2014	2013	2012
Depreciation and amortization:[1]
Aviation Services	$57.4	$59.5	$56.0
Technology Products	21.1	19.6	15.7
Corporate	10.6	11.7	12.8

	$89.1	$90.8	$84.5

1
Includes depreciation and amortization of stock-based compensation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

13. Business Segment Information (Continued)

        The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	For the Year Ended May 31,
	2014	2013	2012
Segment gross profit	$340.2	$314.2	$318.6
Selling, general and administrative	(197.6)	(198.4)	(189.4)
Earnings from joint ventures	3.1	6.8	1.5
Loss on extinguishment of debt	—	(0.3)	(0.7)
Interest expense	(42.0)	(41.6)	(37.7)
Interest income	1.6	1.5	1.2

Income before provision for income taxes	$105.3	$82.2	$93.5

        The U.S. Department of Defense, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years. Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2014	2013	2012
Aviation Services	$521.3	$548.2	$534.9
Technology Products	173.6	215.0	353.6

	$694.9	$763.2	$888.5

Percentage of total sales	34.1%	35.7%	43.0%

Geographic Data

	May 31,
	2014	2013
Long-lived assets:
United States	$809.0	$834.1
Europe	271.4	267.2
Other	2.2	1.9

	$1,082.6	$1,103.2

        Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries), were approximately $668.4 million (32.8% of total sales), $656.5 million (30.7% of total sales) and $435.7 million (21.1% of total sales) in fiscal 2014, 2013 and 2012, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2014 and 2013 follows.

Fiscal 2014

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$514.5	$540.7	$474.4	$505.4	$2,035.0
Gross profit	84.7	91.0	78.7	85.8	340.2
Net income attributable to AAR	17.9	20.0	17.9	17.1	72.9
Diluted earnings per share	0.45	0.50	0.45	0.43	1.83
Dividends declared	0.075	0.075	0.075	0.075	0.30
Market price
High	25.84	31.30	30.56	31.05	31.30
Low	20.06	25.51	25.91	24.22	20.06

Fiscal 2013

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$550.5	$512.8	$520.2	$553.8	$2,137.3
Gross profit	90.3	87.4	76.2	60.3	314.2
Net income attributable to AAR	18.2	17.8	18.4	0.6	55.0
Diluted earnings per share	0.45	0.44	0.46	0.01	1.38	[1]
Dividends declared	0.075	0.075	0.075	0.075	0.30
Market price
High	14.88	17.17	20.11	20.47	20.47
Low	10.34	13.55	15.13	16.47	10.34

1
The earnings-per-share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings-per-share amounts do not necessarily equal the earnings per share for the year.

15. Allowance for Doubtful Accounts

	May 31,
	2014	2013	2012
Balance, beginning of year	$8.7	$6.5	$5.7
Provision charged to operations	0.7	6.8	2.4
Deductions for accounts written off, net of recoveries	(3.2)	(4.6)	(1.6)

Balance, end of year	$6.2	$8.7	$6.5

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2014, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

        There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2014.

        KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AAR CORP.:

        We have audited AAR CORP.'s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AAR CORP.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, AAR CORP. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2014, and our report dated July 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
July 17, 2014

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about our Director Nominees and our Continuing Directors" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" following Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "Corporate Governance—Board Committees" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Business Ethics and Conduct" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption "Corporate Governance—Director Nominations and Qualifications" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the following captions: (a) "Executive Compensation—Compensation Committee's Report on Executive Compensation for fiscal 2014," (b) "Executive Compensation—Summary Compensation Table," (c) "Executive Compensation—Fiscal 2014 Grants of Plan-Based Awards," (d) "Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table," (e) "Executive Compensation—Fiscal 2014 Option Exercises and Stock Vested," (f) "Executive Compensation—Fiscal 2014 Pension Benefits," (g) "Executive Compensation—Fiscal 2014 Non-Qualified Deferred Compensation," (h) "Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control of the Company," (i) "Corporate Governance—Director Compensation," and (j) "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

        The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Corporate Governance—Director Independence" and "Corporate Governance—Related Person Transaction Policy" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

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

AAR CORP. (Registrant)
Date: July 17, 2014	BY:	/s/ DAVID P. STORCH David P. Storch Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. STORCH David P. Storch	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	President and Chief Operating Officer; Director
/s/ JOHN C. FORTSON John C. Fortson	Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ ANTHONY K. ANDERSON Anthony K. Anderson	Director
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director	July 17, 2014
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director
/s/ JAMES E. GOODWIN James E. Goodwin	Director
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ PETER PACE Peter Pace	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
/s/ RONALD B. WOODARD Ronald B. Woodard	Director

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[10]
		3.2	By-Laws, as amended and restated through July 9, 2008.[21]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and Computershare Trust Company dated July 11, 2007.[17]
4.4
Indenture dated October 15, 1989 between the Registrant and U.S. Bank Trust National Association (formerly known as First Trust, National Association, as successor in interest to Continental Bank, National Association) as Trustee, relating to debt securities;[1] First Supplemental Indenture thereto dated August 26, 1991;[2] Second Supplemental Indenture thereto dated December 10, 1997.[4]
		4.5	Loan Agreement dated July 15, 2005 between Registrant's Subsidiary, AAR Wood Dale LLC and Principal Commercial Funding, LLC.[12]
		4.6	Form of 2.25% Convertible Senior Note due 2016.[19]
		4.7	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[19]
4.8
Master Loan Agreement between EP Aviation, LLC and The Huntington National Bank dated as of April 23, 2010, together with the Guaranty dated April 23, 2010 made by AAR CORP. in favor of the Huntington Bank, [25] as amended March 28, 2013.[35]
		4.9	Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[29]
		4.10	Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[29]

	Index		Exhibits
		4.11	Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto,[30] as amended August 26, 2011 and October 13, 2011,[32] and as further amended on April 8, 2013 and April 24, 2013.[36]
4.12
Indenture dated as of January 23, 2012, governing the 7.25% Senior Notes Due 2022, by and among AAR, certain subsidiary guarantees identified therein and U.S. Bank National Association, as trustee,[33] as supplemented by the First Supplemental Indenture dated as of November 30, 2012.[39]
		4.13	Loan Agreement dated as of March 9, 2012 between AAR Corp. and Development Bank of Japan, Inc.[34]
		4.14	Form of 7.25% Senior Note due 2022.37,[41]
4.15
Indenture dated as of February 14, 2013 governing $30,000,000 of 1.75% Convertible Senior Notes due 2015, by and between AAR CORP., as Issuer, and U.S. National Bank National Association, as Trustee.[38]
		4.16	Form of 1.75% Convertible Senior Notes due 2015.[43]
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*
Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[7] as amended June 27, 2003,[8] May 5, 2005,[11] July 12, 2005,[13] June 23, 2006, [17] January 23, 2007,[16] January 27, 2007,[20] and July 11, 2011.[31]
		10.2*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[3] amended May 26, 2000[5] and April 10, 2001.[6]
		10.3*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005,[14] as amended July 11, 2007,[16] October 17, 2007[20] and June 11, 2010.[28]

Index		Exhibits
	10.4*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[6]
	10.5*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko[5], as amended June 14, 2010.[27]
	10.6*	AAR CORP. Nonemployee Directors' Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.[15]
	10.7	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[9]
10.8
Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[9]
10.9
Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of June 14, 2004, as amended January 21, 2005,[11] May 19, 2006,[15] May 16, 2008[24] and March 2, 2010.[28]
	10.10*	Form of Fiscal 2015 Non-Qualified Stock Option Agreement (filed herewith).
	10.11*	Form of Fiscal 2015 Restricted Stock Agreement (filed herewith).
	10.12*	Form of Fiscal 2015 Performance Restricted Stock Agreement (filed herewith).
	10.13*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[42]
	10.14*	Form of Fiscal 2015 Director Restricted Stock Agreement (filed herewith).
	10.15*	Form of Split Dollar Insurance Agreement.[15]
	10.16	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[18]

	Index		Exhibits
		10.17	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[18]
		10.18*	Severance and Change in Control Agreement dated as of July 9, 2008 (entered into between the Registrant and Robert J. Regan).[21]
		10.19	Form of Directors' and Officers' Indemnification Agreement.[22]
		10.20*	Amended and Restated Employment Agreement dated May 31, 2014 between Registrant and David P. Storch.[26]
		10.21*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Romenesko, Clark and Sharp).[23]
		10.22*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Mr. Regan).[23]
		10.23*	Form of Policy for Recoupment of Incentive Compensation.[40]
		10.24*	AAR CORP. Fiscal 2014 Short-Term Incentive Plan.[43]
		10.25*	Severance and Change in Control Agreement dated July 26, 2013 between the Registrant and John C. Fortson.[44]
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 17, 2014 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		31.2	Section 302 Certification dated July 17, 2014 of John C. Fortson, Vice President, Chief Financial Officer, and Treasurer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 17, 2014 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 17, 2014 of John C. Fortson, Vice President, Chief Financial Officer, and Treasurer of Registrant (filed herewith).

	Index		Exhibits
101.	Interactive Data File	101	The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2014 and 2013, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2014, 2013 and 2012 , (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2014, 2013 and 2012 (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2014, 2013 and 2012 , (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2014 and (vi) Notes to Consolidated Financial Statements.**

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

25
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 27, 2010.

26
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 4, 2014.

27
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 18, 2010.

28
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

39
Incorporated by reference to Exhibit 4.1 to the Registrant's Current report on Form 10-Q for the quarterly period ended November 30, 2012.

40
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012.

41
Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed December 4, 2012.

42
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

43
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

44
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013.