Form 10-Q
period 2014-08-31
AAR CORP
filed 2014-09-24
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2014

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

As of August 31, 2014, there were 39,877,641 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2014

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2014 and May 31, 2014

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2014	2014
	(Unaudited)

Current assets:
Cash and cash equivalents	$81.8	$89.2
Accounts receivable, less allowances of $6.0 and $6.2, respectively	294.9	283.1
Inventories	532.0	495.3
Rotable spares and equipment on or available for short-term lease	137.3	137.6
Deposits, prepaids and other	79.3	81.6
Deferred tax assets	30.6	30.1
Total current assets	1,155.9	1,116.9

Property, plant and equipment, net of accumulated depreciation of $420.6 and $424.3, respectively	287.9	314.9

Other assets:
Goodwill	258.0	261.7
Intangible assets, net of accumulated amortization of $38.4 and $36.2, respectively	159.7	165.4
Equipment on or available for long-term lease	102.6	98.4
Capitalized program development costs	111.4	112.2
Investment in joint ventures	29.8	29.9
Other	100.1	100.1
	761.6	767.7
	$2,205.4	$2,199.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2014 and May 31, 2014

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2014	2014
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$78.5	$69.7
Accounts and trade notes payable	196.6	171.1
Accrued liabilities	141.2	161.3
Total current liabilities	416.3	402.1

Long-term debt, less current maturities	548.6	564.3
Deferred tax liabilities	163.0	162.2
Other liabilities and deferred income	73.0	70.2
	784.6	796.7

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,993,858 and 44,674,186 shares at cost, respectively	45.0	44.7
Capital surplus	438.3	436.4
Retained earnings	657.4	646.0
Treasury stock, 5,116,217 and 5,113,939 shares at cost, respectively	(99.0)	(98.3)
Accumulated other comprehensive loss	(37.9)	(29.3)
Total AAR stockholders’ equity	1,003.8	999.5
Noncontrolling interest	0.7	1.2
Total equity	1,004.5	1,000.7
	$2,205.4	$2,199.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2014 and 2013

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2014	2013
Sales:
Sales from products	$294.7	$305.5
Sales from services	174.5	209.0
	469.2	514.5
Cost and operating expenses:
Cost of products	255.1	269.0
Cost of services	138.8	160.8
Selling, general and administrative	44.9	47.7
	438.8	477.5
Earnings from joint ventures	0.6	1.2
Operating income	31.0	38.2
Interest expense	(9.6)	(11.0)
Interest income	0.1	0.3
Income before provision for income taxes	21.5	27.5
Provision for income taxes	7.0	9.5
Net income attributable to AAR and noncontrolling interest	14.5	18.0
Income attributable to noncontrolling interest	(0.1)	(0.1)
Net income attributable to AAR	$14.4	$17.9

Earnings per share — basic	$0.36	$0.45
Earnings per share — diluted	$0.36	$0.45

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2014 and 2013

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2014	2013
Net income attributable to AAR and noncontrolling interest	$14.5	$18.0
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments, net of tax of ($0.4) and $0.2	(9.0)	2.8
Unrealized gain on derivative instruments:
Unrealized gain arising during period, net of tax of $0.2 and $0.4	0.3	0.9
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0.2	0.1	0.2
Other comprehensive (loss) income, net of tax	(8.6)	3.9
Comprehensive income, net of tax	5.9	21.9
Comprehensive income related to noncontrolling interest	(0.1)	(0.1)
Comprehensive income attributable to AAR	$5.8	$21.8

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2014 and 2013

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2014	2013
Cash flows provided from operating activities:
Net income attributable to AAR and noncontrolling interest	$14.5	$18.0
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and amortization	17.1	19.3
Amortization of stock-based compensation	2.0	1.6
Amortization of debt discount	0.7	1.5
Amortization of overhaul costs	6.2	8.7
Deferred tax provision	0.8	4.1
Earnings from joint ventures	(0.6)	(1.2)
Changes in certain assets and liabilities:
Accounts receivable	(13.4)	12.0
Inventories	(15.1)	(15.3)
Rotable spares and equipment on or available for short-term lease	0.2	6.6
Equipment on or available for long-term lease	(7.0)	(1.9)
Accounts and trade notes payable	26.2	(1.4)
Accrued and other liabilities	(18.1)	(29.0)
Other, primarily program and overhaul costs	1.5	4.5
Net cash provided from operating activities	15.0	27.5

Cash flows from investing activities:
Property, plant and equipment expenditures	(9.0)	(7.2)
Other	(1.1)	(0.1)
Net cash used in investing activities	(10.1)	(7.3)

Cash flows from financing activities:
Reduction in borrowings	(7.3)	(7.7)
Reduction in capital lease obligations	(1.5)	—
Cash dividends	(3.6)	(3.0)
Purchase of treasury stock	—	—
Stock option exercises	0.2	5.2
Tax benefits from exercise of stock options	0.6	0.8
Net cash used in financing activities	(11.6)	(4.7)
Effect of exchange rate changes on cash	(0.7)	0.1
(Decrease) Increase in cash and cash equivalents	(7.4)	15.6
Cash and cash equivalents, beginning of period	89.2	75.3
Cash and cash equivalents, end of period	$81.8	$90.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2014

(Unaudited)

(In millions)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2014	$44.7	$436.4	$646.0	$(98.3)	$(29.3)	$999.5	$1.2	$1,000.7
Net income	—	—	14.4	—	—	14.4	0.1	14.5
Cash dividends	—	—	(3.0)	—	—	(3.0)	(0.6)	(3.6)
Stock option activity	—	0.6	—	0.2	—	0.8	—	0.8
Restricted stock activity	0.3	1.3	—	(0.9)	—	0.7	—	0.7
Other comprehensive loss, net of tax	—	—	—	—	(8.6)	(8.6)	—	(8.6)
Balance, August 31, 2014	$45.0	$438.3	$657.4	$(99.0)	$(37.9)	$1,003.8	$0.7	$1,004.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2014

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The Condensed Consolidated Balance Sheet as of May 31, 2014 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2014, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended August 31, 2014 and 2013, the Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2014 and 2013, and the Condensed Consolidated Statement of Changes in Equity for the three-month period ended August 31, 2014.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

August 31, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

Included in accounts receivable as of August 31, 2014 and May 31, 2014, are $19.1 million and $19.7 million, respectively, of unbilled accounts receivable related to the KC10 supply agreement.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

In addition to the unbilled accounts receivable, included in Other non-current assets on the Condensed Consolidated Balance Sheet as of August 31, 2014 and May 31, 2014, are $8.6 million and $9.9 million, respectively, of costs in excess of amounts billed for the flight-hour portion of the same KC10 supply agreement.  These amounts represent the difference between the amount of revenue recognized by us driven by costs incurred under the flight hour portion of the program, compared to what was billed.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance.  This ASU also supersedes certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. This new standard will be effective for us beginning June 1, 2017.  We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

Note 3 — Accounting for Stock-Based Compensation

Restricted Stock

In July 2014, as part of our annual long-term stock incentive compensation, we granted 192,250 shares of performance-based restricted stock and 95,956 shares of time-based restricted stock to eligible employees.  The grant date fair value per share for both grants was $26.08.  In June 2014, we also granted 45,000 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $24.50.  Expense charged to operations for restricted stock during the three-month periods ended August 31, 2014 and 2013 was $1.3 million and $1.1 million, respectively.

Stock Options

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2014 and 2013 was $1.0 million and $2.6 million, respectively.  Expense charged to operations for stock options during the three-month periods ended August 31, 2014 and 2013 was $0.7 million and $0.5 million, respectively.  No stock options were granted during the three-month period ended August 31, 2014.

Note 4 — Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2014	2014
Raw materials and parts	$100.5	$114.1
Work-in-process	51.9	57.5
Aircraft and engine parts, components and finished goods	329.8	297.3
Aircraft held for sale and related support parts	49.8	26.4
	$532.0	$495.3

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

We classify certain aircraft from our expeditionary airlift business as assets held for sale at the time management commits to a plan to sell the aircraft, changes to the planned sale are not likely, the aircraft are actively marketed and available for immediate sale, and the sale is expected to be completed within one year.  Upon designation of an aircraft as held for sale, we record the aircraft’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell.  Assets held for sale are not depreciated.

Aircraft may be classified as assets held for sale for more than one year as we continue to actively market the aircraft at reasonable prices.  Certain aircraft types we currently have available for sale are specifically designed for particular functions which limits the marketability of those assets.  At August 31, 2014, we had fifteen aircraft held for sale comprised of eight rotary-wing and seven fixed-wing aircraft.  At May 31, 2014, we had nine aircraft held for sale comprised of five fixed-wing and four rotary-wing aircraft.

Note 5 — Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2014	2013
Interest paid	$13.9	$14.0
Income taxes paid	2.6	2.5
Income tax refunds received	1.3	6.5

Note 6 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2014	2014

Revolving credit facility expiring April 24, 2018 with interest payable monthly	$130.0	$130.0
Secured credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	27.6	29.9
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	25.0	30.0
Notes payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	332.4	332.6
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	46.2	45.7
Other(1)	65.9	65.8
Total debt	627.1	634.0
Current maturities of debt	(78.5)	(69.7)
Long-term debt	$548.6	$564.3

(1)         Included in Other is a mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 of $11.0 million and $11.0 million, 1.75% convertible notes due February 1, 2015 of $29.9 and $29.8 million, and an industrial revenue bond (secured by property, plant, and equipment) due August 1, 2018 of $25.0 million and $25.0 million at August 31, 2014 and May 31, 2014, respectively.

We have exercised our right to redeem all of the currently outstanding 1.75% convertible notes due February 1, 2015 at a redemption price of 103.358% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date of October 1, 2014.

At August 31, 2014, the carrying value of our 7.25% bonds, 1.75% convertible notes and 2.25% convertible notes was $408.5 million and the estimated fair value was approximately $435.4 million.  These debt issuances are classified as Level 2 in the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

At August 31, 2014, the remaining variable rate and fixed rate debt had a fair value that approximates the carrying value of $218.6 million.  These debt instruments are classified as Level 3 in the fair value hierarchy which is defined as a fair value determined based upon one or more significant unobservable inputs.

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

Convertible Notes

As of August 31, 2014 and May 31, 2014, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) consisted of the following:

	August 31,	May 31,
	2014	2014
Long-term debt:
Principal amount	$79.8	$79.8
Unamortized discount	(3.7)	(4.4)
Net carrying amount	$76.1	$75.4

Equity component, net of tax	$75.3	$75.3

The discount on the liability component of long-term debt is being amortized using the effective interest method based on an effective rate of 5.00% for our 1.75% convertible notes and 7.41% for our 2.25% convertible notes.

As of August 31, 2014 and 2013, for each of our convertible note issuances, the “if converted” value does not exceed its principal amount.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended
	August 31,
	2014	2013
Coupon interest	$0.5	$0.8
Amortization of deferred financing fees	0.1	0.1
Amortization of discount	0.7	1.4
Interest expense related to convertible notes	$1.3	$2.3

Note 7 — Derivative Instruments and Hedging Activities

We are exposed to interest rate risk associated with fluctuations in interest rates on our variable rate debt.  We utilize two derivative financial instruments to manage our variable interest rate exposure over a medium- to long-term period.  We have a floating-to-fixed interest rate swap and an interest rate cap agreement, each hedging $50.0 million of notional principal interest under our revolving credit facility.

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

August 31, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of August 31, 2014, all of our derivative instruments were classified as cash flow hedges.  The fair value of the interest rate swap and interest rate cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

We record the fair value of assets and liabilities in accordance with the hierarchy established by ASC 820, Fair Value Measurement.  The fair value of our interest rate derivatives are classified as Level 2, which refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  The following table summarizes the classification and fair values of our interest rate derivative instruments reported in the Condensed Consolidated Balance Sheets at August 31, 2014 and May 31, 2014.

Derivatives designated		August 31,	May 31,
as hedging instruments	Balance Sheet Classification	2014	2014
Interest rate cap	Long-term assets	$0.1	$0.1
Interest rate swap	Long-term liabilities	(2.4)	(2.8)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement on the Condensed Consolidated Statement of Comprehensive Income for the three-month periods ended August 31, 2014 and 2013 was unrealized gains of $0.3 million and $0.9 million, respectively.  We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

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

August 31, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2014 and 2013.

	Three Months Ended
	August 31,
	2014	2013
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$14.5	$18.0
Less income attributable to participating shares	(0.3)	(0.4)
Less income attributable to noncontrolling interest	(0.1)	(0.1)
Net income attributable to AAR available to common shareholders	$14.1	$17.5

Basic shares:
Weighted average common shares outstanding	38.8	38.6

Earnings per share — basic	$0.36	$0.45

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$14.5	$18.0
Less income attributable to participating shares	(0.3)	(0.4)
Less income attributable to noncontrolling interest	(0.1)	(0.1)
Net income attributable to AAR available to common shareholders	$14.1	$17.5

Diluted shares:
Weighted average common shares outstanding	38.8	38.6
Additional shares from the assumed exercise of stock options	0.4	0.4
Weighted average common shares outstanding — diluted	39.2	39.0

Earnings per share — diluted	$0.36	$0.45

At August 31, 2014 and 2013, respectively, stock options to purchase 180,163 shares and 1,211,672 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended August 31, 2014 and 2013 were as follows:

	Currency Translation Adjustments	Pensions Plans	Derivative Instruments	Total
Balance at June 1, 2014	$8.7	$(35.4)	$(2.6)	$(29.3)
Other comprehensive income (loss) before reclassifications	(9.0)	—	0.3	(8.7)
Amounts reclassified from AOCL	—	0.1	—	0.1
Total other comprehensive income (loss)	(9.0)	0.1	0.3	(8.6)
Balance at August 31, 2014	$(0.3)	$(35.3)	$(2.3)	$(37.9)

Balance at June 1, 2013	$(5.4)	$(33.8)	$(3.3)	$(42.5)
Other comprehensive income before reclassifications	2.8	—	0.9	3.7
Amounts reclassified from AOCL	—	0.2	—	0.2
Total other comprehensive income	2.8	0.2	0.9	3.9
Balance at August 31, 2013	$(2.6)	$(33.6)	$(2.4)	$(38.6)

Note 10 — Program Development Costs

Our Cargo Systems unit was selected in June 2005 to provide cargo loading systems for the Airbus A400M Military Transport Aircraft (“A400M”).  During fiscal 2013, we delivered initial production units to Airbus and began delivering revenue-producing units in fiscal 2014.  As of August 31, 2014 and May 31, 2014, we have capitalized, net of reimbursements, $141.2 million and $139.8 million, respectively, of costs associated with the engineering and development of the cargo system.  Capitalized costs are classified between current and non-current assets on the Condensed Consolidated Balance Sheets.  Current assets include $29.8 million and $27.6 million in Deposits, prepaids and other at August 31, 2014 and May 31, 2014, respectively, and non-current assets include $111.4 million and $112.2 million in Capitalized program development costs at August 31, 2014 and May 31, 2014, respectively.  Sales and related cost of sales are recognized on the units of delivery method.  In determining the recoverability of the capitalized program development costs, we have made certain judgments and estimates concerning expected revenues and the cost to manufacture the A400M cargo system.  Differences between actual results and our assumptions may result in our not fully recovering our program development costs, which could adversely affect our operating results and financial condition.

Note 11 — Business Segment Information

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

repair, maintenance and overhaul of aircraft and landing gear and expeditionary airlift services.  Cost of sales consists principally of the cost of product, direct labor, overhead, and aircraft maintenance costs.

Sales in the Technology Products segment are derived from the manufacture of heavy-duty pallets and lightweight cargo containers for the commercial market, in-plane cargo loading and handling systems for commercial and military applications, and steel and composite machined and fabricated parts, components and sub-systems for various aerospace and defense programs.  The segment also engineers, designs and manufactures containers, pallets and shelters used to support the U.S. military’s requirements for a mobile and agile force and provides system integration services for specialized command and control systems.  Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2014.  Our Chief Executive Officer evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  The assets and certain expenses related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Gross profit is calculated by subtracting cost of sales from sales.  Selected financial information for each segment is as follows:

	Three Months Ended
	August 31,
	2014	2013
Net sales:
Aviation Services	$363.7	$393.7
Technology Products	105.5	120.8
	$469.2	$514.5

	Three Months Ended
	August 31,
	2014	2013
Gross profit:
Aviation Services	$59.1	$65.5
Technology Products	16.2	19.2
	$75.3	$84.7

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	Three Months Ended
	August 31,
	2014	2013
Segment gross profit	$75.3	$84.7
Selling, general and administrative	(44.9)	(47.7)
Earnings from joint ventures	0.6	1.2
Interest expense	(9.6)	(11.0)
Interest income	0.1	0.3
Income before provision for income taxes	$21.5	$27.5

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

Sales in the Technology Products segment are derived from the manufacture of heavy-duty pallets and lightweight cargo containers for the commercial market, in-plane cargo loading and handling systems for commercial and military applications, and steel and composite machined and fabricated parts, components and sub-systems for various aerospace and defense programs.  The segment also engineers, designs and manufactures containers, pallets and shelters used to support the U.S. military’s requirements for a mobile and agile force and provides system integration services for specialized command and control systems.  Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2014. Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  Gross profit is calculated by subtracting costs of sales from sales.  The assets and certain expenses related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Consolidated sales for the first quarter ended August 31, 2014 decreased $45.3 million or 8.8% compared to the prior year period.  During the first quarter, sales to commercial customers increased $7.2 million or 2.4% compared to the prior year’s quarter.  The increase in sales to commercial customers was driven primarily by higher supply chain volumes partially offset by a significant engineering services program that ended in the second quarter of fiscal 2014 and lower sales of commercial cargo products.

During the first quarter, sales to government and defense customers decreased $52.5 million or 24.1% compared to the prior year’s quarter.  The decline in sales to government and defense customers was driven primarily by lower demand by the U.S. Department of Defense (“DoD”) for expeditionary airlift services in Afghanistan and the delivery of an aircraft to a foreign defense customer in the first quarter of fiscal 2014 with no deliveries in the first quarter of fiscal 2015.

Results of Operations

Three-Month Period Ended August 31, 2014

Sales and gross profit for our two business segments for the quarters ended August 31, 2014 and 2013 were as follows:

	Three Months Ended August 31,
	2014	2013	% Change
Sales:
Aviation Services
Commercial	$237.0	$221.4	7.0%
Defense	126.7	172.3	(26.5)%
	$363.7	$393.7	(7.6)%
Technology Products
Commercial	$66.0	$74.4	(11.3)%
Defense	39.5	46.4	(14.9)%
	$105.5	$120.8	(12.7)%

	Three Months Ended August 31,
	2014	2013	% Change
Gross Profit:
Aviation Services
Commercial	$36.7	$35.3	4.0%
Defense	22.4	30.2	(25.8)%
	$59.1	$65.5	(9.8)%
Technology Products
Commercial	$14.2	$14.8	(4.1)%
Defense	2.0	4.4	(54.5)%
	$16.2	$19.2	(15.6)%

Aviation Services Segment

Sales in the Aviation Services segment decreased $30.0 million or 7.6% from the prior year.  The decrease in sales was due to a $45.6 million or 26.5% decrease in sales to government and defense customers primarily attributable to lower demand for expeditionary airlift services in Afghanistan due to a reduced number of aircraft positions, and the delivery of an aircraft to a foreign defense customer in the first quarter of fiscal 2014 with no deliveries in the first quarter of fiscal 2015.  The decrease was partially offset by increased by higher supply chain volumes.

Sales in this segment to commercial customers increased $15.6 million or 7.0% over the prior year primarily due to higher supply chain volumes due principally to new contract wins announced in the second half of fiscal 2014 and higher demand for aftermarket parts support.  These increases were partially offset by a significant engineering services program that ended in the second quarter of fiscal 2014.

Our reduced role in Afghanistan has had an impact on our expeditionary fleet operations.  The following summarizes the status of various contracts and new business wins at our expeditionary airlift operation:

•                  In May 2014, the DoD exercised the final renewal option on our fixed-wing contract valued at approximately $50 million for airlift support in Afghanistan through May 31, 2015.

•                  In early November 2013, the DoD exercised a renewal option on our rotary-wing contract valued at approximately $180 million for airlift support in Afghanistan through October 31, 2014.  The DoD has one additional option year remaining after October 31, 2014.

•                  On December 2, 2013, the Company was awarded a new contract to provide fixed-wing support to the U.S. Africa Command. The contract is valued at $23 million and includes a base seven-month period plus five three-month renewal options.  After months of delay from four protests by the incumbent operator, the initial period of performance began on June 1, 2014.

•                  On November 30, 2013, the Company was awarded an Indefinite Delivery Indefinite Quantity (IDIQ) contract to provide fixed- and rotary-wing support for the Afghan National Security Forces under the NATO Training Mission and Combined Security Transition Command. The contract has a maximum value of $134 million. The Company is waiting to receive task orders under the contract.

•                  On May 16, 2014, the Company was awarded a new contract valued at $34 million to provide rotary-wing support to U.S. Africa Command.  The incumbent operator filed two protests that were overturned and on September 10, 2014, the Company received a Notice to Proceed and a contract modification of the performance period which will now begin October 24, 2014 and end September 2016.

•                  On May 23, 2014, the Company was awarded a new contract to provide rotary-wing support to the U.S. Navy through Vertical Replenishment services in the Mediterranean primarily for the 5th Fleet.  The contract is valued at $34 million and includes a base one-year period beginning October 1, 2014 with four one-year options.

•                  On August 27, 2014, the Company was awarded a new contract to provide fixed- and rotary-wing CASEVAC, MEDEVAC and personnel recovery services to US Africa Command.  The contract is valued at $49 million and includes a base six-month period and two one-year options.  Performance on the contract begins on December 1, 2014.

We are also bidding on other expeditionary airlift contracts supporting both DoD and non-DoD customers, although there can be no assurance we will be awarded any of these contracts. At the beginning of fiscal year 2014, we had 40 aircraft in revenue service compared to 19 aircraft in revenue service as of August 31, 2014.  We are actively marketing 15 aircraft for sale comprised of 8 rotary-wing and 7 fixed-wing aircraft.  Additional aircraft may be available for sale should contracted positions in Afghanistan be further reduced and not replaced with new contract awards.

Gross profit in the Aviation Services segment decreased $6.4 million or 9.8%.  Gross profit on sales to commercial customers increased $1.4 million or 4.0% over the prior year with the gross profit margin down slightly to 15.5% compared to 15.9% in the prior year.  The increase in gross profit on sales to commercial customers is primarily attributable to higher supply chain volumes and higher demand for aftermarket parts support.  This increase was partially offset by a slight decline in gross profit margins in our maintenance, repair and overhaul businesses.

Gross profit in this segment on sales to government and defense customers decreased $7.8 million or 25.8% from the prior year which was in line with the sales decrease as the gross profit margin percentage increased slightly from 17.5% to 17.7%.

Technology Products Segment

Sales in the Technology Products segment decreased $15.3 million or 12.7% from the prior year.  The decrease in sales was due to an $8.4 million or 11.3% decline in sales to our commercial customers primarily attributable to lower demand for our commercial cargo systems and precision-machined parts.

Sales in this segment to government and defense customers decreased $6.9 million or 14.9% from the prior year.  Sales to government and defense customers declined due to lower demand for mobility products from the DoD as they reduced spending for these products.

Gross profit in the Technology Products segment decreased $3.0 million or 15.6%.  Gross profit on sales to commercial customers decreased $0.6 million or 4.1% from the prior year with the gross profit margin increasing to 21.5% in fiscal 2015 from 19.9% in the prior year.

Gross profit in this segment on sales to government and defense customers decreased $2.4 million or 54.5% from the prior year with the gross profit margin decreasing to 5.1% in fiscal 2015 from 9.5% in the prior year.  The decreased gross profit margin on sales to government and defense customers is primarily attributable to lower sales volumes at our mobility products business and sales of the low-margin A400M system.

Selling, General and Administrative Expenses and Earnings from Aircraft Joint Ventures

Selling, general and administrative expenses decreased $2.8 million in fiscal 2015 reflecting the realization of benefits from the cost control measures implemented by the Company during fiscal 2014, including the elimination of certain positions and favorable procurement actions.

Earnings from aircraft joint ventures decreased $0.6 million reflecting lower lease revenue from our joint ventures.

Operating and Net Income

Operating income decreased $7.2 million or 18.8% from the prior year primarily due to lower sales in our Aviation Services and Technology Products segments.

Our effective income tax rate was 32.6% for the three-month period ended August 31, 2014 compared to 34.5% in the prior year.  This lower effective tax rate reflects the expected increase in manufacturing incentives in fiscal 2015, which had previously been limited as a result of tax losses and the utilization of tax losses.

Net income was $14.4 million compared to $17.9 million in the prior year due to the factors discussed above.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met principally through the generation of cash from operations.  Periodically, we may raise capital through the issuance of common stock and debt financing in the public and private markets.  In addition to these cash sources, our current capital resources include an unsecured credit facility, as well as a separate secured credit facility. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.  Under our universal shelf registration statement filed with the Securities and Exchange Commission that became effective May 4, 2012, we registered an indeterminate number of principal amount or shares of common stock, shares of preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units which may be sold from time to time, subject to market conditions.

At August 31, 2014, our liquidity and capital resources included cash of $81.8 million and working capital of $739.6 million.  We have an agreement with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”) providing for an unsecured revolving credit facility of $475.0 million that we can draw upon for general corporate purposes.  The Credit Agreement expires on April 24, 2018.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.  Borrowings outstanding under this facility at August 31, 2014 were $130.0 million and there were approximately $14.8 million of outstanding letters of credit, which reduced the availability of this facility to $330.2 million.  There are no other terms or covenants limiting the availability of this facility.  We also have $5.2 million available under a foreign line of credit.

In addition to our unsecured Credit Agreement, we have a $40.0 million secured term credit facility with The Huntington National Bank (the ‘‘Huntington Loan Agreement’’). Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us. The Huntington Loan Agreement expires on April 23, 2015. Borrowings bear interest at LIBOR plus 175 basis points. As of August 31, 2014, $27.6 million was outstanding under this agreement.

We intend to retire maturities due within the next 12 months through a combination of cash on hand and borrowings under our Credit Agreement.

We are in compliance with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

During the three-month period ended August 31, 2014, our cash flow from operations was $15.0 million primarily as a result of net income attributable to AAR and noncontrolling interest, depreciation and amortization, and an increase in accounts payable.  These positive impacts were partially offset by increases in accounts receivable and inventory as well as a reduction in accrued liabilities.

Cash flow from operations decreased $12.5 million from the three-month period ended August 31, 2013 due to increased accounts receivable and decreased accrued liabilities partially offset by an increase in accounts payable.

Cash Flows from Investing Activities

During the three-month period ended August 31, 2014, our investing activities used $10.1 million of cash principally due to property, plant and equipment expenditures.

Cash flows used in investing activities increased $2.8 million over the three-month period ended August 31, 2013 due to increased spend on property, plant and equipment expenditures in fiscal 2015.

Cash Flows from Financing Activities

During the three-month period ended August 31, 2014, our financing activities used $11.6 million of cash primarily due to a net reduction in borrowings and payment of dividends.

Cash flows used in financing activities increased $6.9 million over the three-month period ended August 31, 2013 as the proceeds received from stock option exercises were higher in the prior year.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the first quarter for fiscal 2015.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Part II, Item 1A under the heading “Risk Factors” and to those set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2014.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements and changes in foreign exchange rates.

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would have decreased pre-tax income by approximately $3 million during the three-month period ended August 31, 2014.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2014.  There were no significant changes during the quarter ended August 31, 2014.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2014, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2014, except as follows:

Significant cost issues may develop in connection with the A400M cargo system.

Our Cargo Systems unit was selected in June 2005 to provide cargo loading systems for the Airbus A400M Military Transport Aircraft (‘‘A400M’’). We have incurred significant engineering and development costs in connection with this program (see Note 10 in Notes to Condensed Consolidated Financial Statements), and we expect to incur additional development costs until our system is certified.  In July 2013, we and Airbus amended the A400M contract to make changes to the Company’s role and responsibilities under the program, establish a fixed price per shipset, set applicable weight parameters and make certain other changes.  We and Airbus are currently negotiating further changes to the Company’s role and responsibilities and the overall pricing structure for the program.

We may not be able to recover some of our engineering and development costs, which could adversely affect our operating results and financial condition, under certain circumstances, including the following: (i) we are not able to obtain certification of our system ; (ii) the A400M program experiences significant additional delivery delays or order cancellations; (iii) we fail to achieve our expected production cost reductions; (iv) we fail to deliver the items that we are now responsible for in accordance with the terms of the amended contract; (v) we fail to reach an agreement on the anticipated further changes to the Company’s role and responsibilities under the program; or (vi) the contract is further amended to change our role and responsibilities and unfavorably modify the overall pricing structure.

We incur risks associated with new or expanded aviation services and programs.

The range of aviation services we currently provide and expect to offer in the future have been expanding across both our commercial and defense customers.  These offerings have included expansion into wide-body aircraft in our maintenance, repair, and overhaul business as well as a variety of new supply chain programs which are tailored to the specific needs of our customers.

New or expanded services and programs, including wide-body aircraft maintenance, carry risks associated with the development of new processes, increased capital commitments, ability to meet customer demands and requirements including delivery schedules for inventory or aircraft, and ability to accurately estimate costs associated with such services and programs.  Failure to successfully fulfill customer requirements and execute new programs and services could have an adverse effect on our business, results of operations, and financial condition.

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

AAR CORP.
(Registrant)

Date:	September 24, 2014	/s/ JOHN C. FORTSON
John C. Fortson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

10.	Material Contracts	10.1*	AAR CORP. Fiscal 2015 Short-Term Incentive Plan (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 24, 2014 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 24, 2014 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 24, 2014 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 24, 2014 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2014 and May 31, 2014, (ii) Condensed Consolidated Statements of Income for the three months ended August 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2014 and 2013, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2014 and 2013, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended August 31, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.**

**          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.