Form 10-Q
period 2014-11-30
AAR CORP
filed 2014-12-19
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014

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

Yes  ☐  No  ☒

As of November 30, 2014, there were 39,790,994 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2014

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2014 and May 31, 2014

(In millions, except share data)

ASSETS

	November 30,	May 31,
	2014	2014
	(Unaudited)

Current assets:
Cash and cash equivalents	$92.6	$89.2
Accounts receivable, less allowances of $5.9 and $6.2, respectively	319.3	283.1
Inventories	554.8	495.3
Rotable spares and equipment on or available for short-term lease	139.9	137.6
Deposits, prepaids and other	77.7	81.6
Deferred tax assets	30.5	30.1
Total current assets	1,214.8	1,116.9

Property, plant and equipment, net of accumulated depreciation of $427.0 and $424.3, respectively	288.5	314.9

Other assets:
Goodwill	252.1	261.7
Intangible assets, net of accumulated amortization of $38.7 and $36.2, respectively	150.2	165.4
Equipment on or available for long-term lease	105.9	98.4
Capitalized program development costs	84.3	112.2
Investment in joint ventures	29.4	29.9
Other	102.5	100.1
	724.4	767.7
	$2,227.7	$2,199.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2014 and May 31, 2014

(In millions, except share data)

LIABILITIES AND EQUITY

	November 30,	May 31,
	2014	2014
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$46.3	$69.7
Accounts and trade notes payable	207.6	171.1
Accrued liabilities	146.0	161.3
Total current liabilities	399.9	402.1

Long-term debt, less current maturities	589.0	564.3
Deferred tax liabilities	169.0	162.2
Other liabilities and deferred income	67.7	70.2
	825.7	796.7

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,958,082 and 44,674,186 shares at cost, respectively	45.0	44.7
Capital surplus	439.9	436.4
Retained earnings	669.6	646.0
Treasury stock, 5,167,088 and 5,113,939 shares at cost, respectively	(100.4)	(98.3)
Accumulated other comprehensive loss	(52.8)	(29.3)
Total AAR stockholders’ equity	1,001.3	999.5
Noncontrolling interest	0.8	1.2
Total equity	1,002.1	1,000.7
	$2,227.7	$2,199.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Six Months Ended November 30, 2014 and 2013

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Sales:
Sales from products	$307.7	$328.9	$602.4	$634.4
Sales from services	182.3	211.8	356.8	420.8
	490.0	540.7	959.2	1,055.2
Cost and operating expenses:
Cost of products	264.9	286.0	520.0	555.0
Cost of services	146.6	163.7	285.4	324.5
Selling, general and administrative	47.1	51.1	92.0	98.8
	458.6	500.8	897.4	978.3
Earnings from joint ventures	0.7	0.8	1.3	2.0
Operating income	32.1	40.7	63.1	78.9
Interest expense	(9.6)	(10.5)	(19.2)	(21.5)
Interest income	0.1	0.3	0.2	0.6
Income before provision for income taxes	22.6	30.5	44.1	58.0
Provision for income taxes	7.4	10.5	14.4	20.0
Net income attributable to AAR and noncontrolling interest	15.2	20.0	29.7	38.0
Income attributable to noncontrolling interest	—	—	(0.1)	(0.1)
Net income attributable to AAR	$15.2	$20.0	$29.6	$37.9

Earnings per share – basic	$0.38	$0.51	$0.75	$0.96
Earnings per share – diluted	$0.38	$0.50	$0.74	$0.95

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2014 and 2013

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Net income attributable to AAR and noncontrolling interest	$15.2	$20.0	$29.7	$38.0
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments, net of tax of $0.6 and $0.4 for the three months ended November 30, 2014 and 2013, respectively, and $1.0 and $0.6 for the six months ended November 30, 2014 and 2013, respectively	(14.8)	9.0	(23.8)	11.8
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during period, net of tax of $0 and ($0.2) for the three months ended November 30, 2014 and 2013, respectively, and $0.2 and $0.2 for the six months ended November 30, 2014 and 2013, respectively	(0.1)	(0.6)	0.2	0.3
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0 and $0.1 for the three months ended November 30, 2014 and 2013, respectively, and $0.1 and $0.3 for the six months ended November 30, 2014 and 2013, respectively	—	0.3	0.1	0.5
Other comprehensive (loss) income, net of tax	(14.9)	8.7	(23.5)	12.6
Comprehensive income, net of tax	0.3	28.7	6.2	50.6
Comprehensive income related to noncontrolling interest	—	—	(0.1)	(0.1)
Comprehensive income attributable to AAR	$0.3	$28.7	$6.1	$50.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2014 and 2013

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2014	2013
Cash flows from operating activities:
Net income attributable to AAR and noncontrolling interest	$29.7	$38.0
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and intangible amortization	34.9	39.2
Amortization of program development costs	16.5	2.8
Amortization of stock-based compensation	4.1	4.0
Amortization of debt discount	1.4	3.0
Amortization of overhaul costs	10.2	17.5
Deferred tax provision	8.6	9.1
Earnings from joint ventures	(1.3)	(2.0)
Changes in certain assets and liabilities:
Accounts receivable	(41.5)	(20.8)
Inventories	(48.0)	(4.5)
Rotable spares and equipment on or available for short-term lease	(2.4)	7.3
Equipment on or available for long-term lease	(13.4)	(1.5)
Accounts payable	37.8	(5.9)
Accrued and other liabilities	(9.8)	(15.6)
Other, primarily program and overhaul costs	4.2	(4.3)
Net cash provided from operating activities	31.0	66.3

Cash flows from investing activities:
Property, plant and equipment expenditures	(17.1)	(14.3)
Proceeds from sale of equipment	1.3	1.4
Other	(1.5)	(0.6)
Net cash used in investing activities	(17.3)	(13.5)

Cash flows from financing activities:
Short-term borrowings, net	40.0	(20.0)
Reduction in long-term borrowings	(39.5)	(10.4)
Reduction in equity due to convertible bond repurchases	(0.2)	—
Reduction in capital lease obligations	(1.5)	—
Cash dividends	(6.5)	(6.0)
Purchase of treasury stock	(1.7)	—
Stock option exercises	0.2	5.2
Tax benefits from exercise of stock options	0.6	1.0
Other	—	(0.1)
Net cash used in financing activities	(8.6)	(30.3)
Effect of exchange rate changes on cash	(1.7)	0.7
Increase in cash and cash equivalents	3.4	23.2
Cash and cash equivalents, beginning of period	89.2	75.3
Cash and cash equivalents, end of period	$92.6	$98.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended November 30, 2014

(Unaudited)

(In millions)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2014	$44.7	$436.4	$646.0	$(98.3)	$(29.3)	$999.5	$1.2	$1,000.7
Net income	—	—	29.6	—	—	29.6	0.1	29.7
Cash dividends	—	—	(6.0)	—	—	(6.0)	(0.5)	(6.5)
Stock option activity	—	1.2	—	0.3	—	1.5	—	1.5
Restricted stock activity	0.3	2.4	—	(0.7)	—	2.0	—	2.0
Equity portion of bond repurchase	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Repurchase of shares	—	—	—	(1.7)	—	(1.7)	—	(1.7)
Other comprehensive loss, net of tax	—	—	—	—	(23.5)	(23.5)	—	(23.5)
Balance, November 30, 2014	$45.0	$439.9	$669.6	$(100.4)	$(52.8)	$1,001.3	$0.8	$1,002.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2014

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2014, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three- and six-month periods ended November 30, 2014 and 2013, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2014 and 2013, and the Condensed Consolidated Statement of Changes in Equity for the six-month period ended November 30, 2014.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

November 30, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

Included in accounts receivable as of November 30, 2014 and May 31, 2014, are $22.1 million and $19.7 million, respectively, of unbilled accounts receivable related to the KC10 supply agreement.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

In addition to the unbilled accounts receivable, included in Other non-current assets on the Condensed Consolidated Balance Sheet as of November 30, 2014 and May 31, 2014, are $8.3 million and $9.9 million, respectively, of costs in excess of amounts billed for the flight-hour portion of the same KC10 supply agreement.  These amounts represent the difference between the amount of revenue recognized by us driven by costs incurred under the flight hour portion of the program, compared to what was billed.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance.  This ASU will also supersede certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. This new standard will be effective for us beginning June 1, 2017.  We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

Note 3 — Accounting for Stock-Based Compensation

Restricted Stock

In July 2014, as part of our annual long-term stock incentive compensation, we granted 192,250 shares of performance-based restricted stock and 95,956 shares of time-based restricted stock to eligible employees.  The grant date fair value per share for both grants was $26.08.  In June 2014, we also granted 45,000 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $24.50.  No restricted stock was granted in the three-month period ended November 30, 2014.  Expense charged to operations for restricted stock was $1.4 million and $1.4 million during the three months ended November 30, 2014 and 2013, respectively, and $2.7 million and $2.5 million during the six months ended November 30, 2014 and 2013, respectively.

Stock Options

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2014 and 2013 was $1.1 million and $3.7 million, respectively.  Expense charged to operations for stock options was $0.7 million and $1.0 million during the three months ended November 30, 2014 and 2013, respectively, and $1.4 million and $1.5 million during the six months ended November 30, 2014 and 2013, respectively.

Note 4 — Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2014	2014
Raw materials and parts	$105.0	$114.1
Work-in-process	66.0	57.5
Aircraft and engine parts, components and finished goods	340.6	297.3
Aircraft held for sale and related support parts	43.2	26.4
	$554.8	$495.3

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2014

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

Aircraft may be classified as assets held for sale for more than one year as we continue to actively market the aircraft at reasonable prices.  Certain aircraft types we currently have available for sale are specifically designed for particular functions which limits the marketability of those assets.  At November 30, 2014, we had sixteen aircraft held for sale comprised of eight fixed-wing and eight rotary-wing aircraft.  At May 31, 2014, we had nine aircraft held for sale comprised of five fixed-wing and four rotary-wing aircraft.

Note 5 — Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2014	2013
Interest paid	$17.3	$17.0
Income taxes paid	8.4	5.6
Income tax refunds received	12.1	6.5

Note 6 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2014	2014

Revolving credit facility expiring April 24, 2018 with interest payable monthly	$170.0	$130.0
Secured credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	25.3	29.9
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	25.0	30.0
Notes payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	332.2	332.6
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	46.8	45.7
Other(1)	36.0	65.8
Total debt	635.3	634.0
Current maturities of debt	(46.3)	(69.7)
Long-term debt	$589.0	$564.3

(1)         Included in Other is a mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 of $11.0 million and $11.0 million, 1.75% convertible notes due February 1, 2015 of $0 and $29.8 million, and an industrial revenue bond (secured by property, plant, and equipment) due August 1, 2018 of $25.0 million and $25.0 million at August 31, 2014 and May 31, 2014, respectively.

At November 30, 2014, the carrying value of our 7.25% bonds and 2.25% convertible notes was $379.0 million and the estimated fair value was approximately $402.2 million.  These debt issuances are classified as Level 2 in the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

At November 30, 2014, our remaining variable rate and fixed rate debt had a fair value that approximates the carrying value of $256.3 million.  These debt instruments are classified as Level 3 in the fair value hierarchy, which is defined as a fair value determined based upon one or more significant unobservable inputs.

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

Convertible Notes

During the three-month period ended November 30, 2014, we repurchased all of the outstanding 1.75% convertible notes due February 1, 2015 with a total face value of $30.0 million for $31.1 million cash including $1.1 million of accrued interest.

As of November 30, 2014 and May 31, 2014, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) for our 2.25% convertible notes consisted of the following:

	November 30,	May 31,
	2014	2014
Long-term debt:
Principal amount	$49.8	$49.8
Unamortized discount	(3.0)	(4.1)
Net carrying amount	$46.8	$45.7

Equity component, net of tax	$20.6	$20.6

The unamortized discount on the liability component of long-term debt is being amortized using the effective interest method based on an effective rate of 7.41% for our 2.25% convertible notes.  The “if converted” value for our 2.25% convertible notes does not exceed its principal amount.

The interest expense associated with all convertible notes was as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Coupon interest	$0.4	$0.9	$0.9	$1.7
Amortization of deferred financing fees	—	0.1	0.1	0.2
Amortization of discount	0.6	1.5	1.3	2.9
Interest expense related to convertible notes	$1.0	$2.5	$2.3	$4.8

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

November 30, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of November 30, 2014, all of our derivative instruments were classified as cash flow hedges.  The fair value of the interest rate swap and interest rate cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

We record the fair value of assets and liabilities in accordance with the hierarchy established by ASC 820, Fair Value Measurement.  The fair value of our interest rate derivatives is classified as Level 2, which refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  The following table summarizes the classification and fair values of our interest rate derivative instruments reported in the Condensed Consolidated Balance Sheets at November 30, 2014 and May 31, 2014.

Derivatives designated		November 30,	May 31,
as hedging instruments	Balance Sheet Classification	2014	2014
Interest rate cap	Long-term assets	$0.1	$0.1
Interest rate swap	Long-term liabilities	(2.5)	(2.8)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement on the Condensed Consolidated Statement of Comprehensive Income for the three-month periods ended November 30, 2014 and 2013 was an unrealized loss of $0.1 million and $0.6 million, respectively.  The impact of the interest rate swap and interest cap agreement on the Condensed Consolidated Statement of Income for the six-month periods ended November 30, 2014 and 2013 was an unrealized gain of $0.2 million and $0.3 million, respectively.  The unrealized gains and losses were recorded in accumulated other comprehensive income (loss).  We expect minimal gain or loss to be reclassified into earnings within the next 12 months.

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

We used the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of our contingently convertible debt because the principal can be settled in stock, cash, or a combination thereof.  Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

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

November 30, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Basic EPS:
Net income attributable to AAR and noncontrolling interest	$15.2	$20.0	$29.7	$38.0
Less income attributable to participating shares	(0.3)	(0.4)	(0.6)	(0.8)
Less income attributable to noncontrolling interest	—	—	(0.1)	(0.1)
Net income attributable to AAR available to common shareholders	$14.9	$19.6	$29.0	$37.1

Basic shares:
Weighted average common shares outstanding	38.7	38.6	38.7	38.6

Earnings per share — basic	$0.38	$0.51	$0.75	$0.96

Diluted EPS:
Net income attributable to AAR and noncontrolling interest	$15.2	$20.0	$29.7	$38.0
Less income attributable to participating shares	(0.3)	(0.4)	(0.6)	(0.8)
Less income attributable to noncontrolling interest	—	—	(0.1)	(0.1)
Net income attributable to AAR available to common shareholders	$14.9	$19.6	$29.0	$37.1

Diluted shares:
Weighted average common shares outstanding	38.7	38.6	38.7	38.6
Additional shares from the assumed exercise of stock options	0.4	0.6	0.5	0.5
Weighted average common shares outstanding — diluted	39.1	39.2	39.2	39.1

Earnings per share — diluted	$0.38	$0.50	$0.74	$0.95

At November 30, 2014 and 2013, respectively, stock options to purchase 185,163 shares and 48,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and six-month periods ended November 30, 2014 and 2013 were as follows:

	Currency Translation Adjustments	Pensions Plans	Derivative Instruments	Total
Balance at September 1, 2014	$(0.3)	$(35.3)	$(2.3)	$(37.9)
Other comprehensive loss before reclassifications	(14.8)	—	(0.1)	(14.9)
Amounts reclassified from AOCL	—	—	—	—
Total other comprehensive loss	(14.8)	—	(0.1)	(14.9)
Balance at November 30, 2014	$(15.1)	$(35.3)	$(2.4)	$(52.8)

Balance at September 1, 2013	$(2.6)	$(33.6)	$(2.4)	$(38.6)
Other comprehensive income (loss) before reclassifications	9.0	—	(0.6)	8.4
Amounts reclassified from AOCL	—	0.3	—	0.3
Total other comprehensive income (loss)	9.0	0.3	(0.6)	8.7
Balance at November 30, 2013	$6.4	$(33.3)	$(3.0)	$(29.9)

	Currency Translation Adjustments	Pensions Plans	Derivative Instruments	Total
Balance at June 1, 2014	$8.7	$(35.4)	$(2.6)	$(29.3)
Other comprehensive income (loss) before reclassifications	(23.8)	—	0.2	(23.6)
Amounts reclassified from AOCL	—	0.1	—	0.1
Total other comprehensive income (loss)	(23.8)	0.1	0.2	(23.5)
Balance at November 30, 2014	$(15.1)	$(35.3)	$(2.4)	$(52.8)

Balance at June 1, 2013	$(5.4)	$(33.8)	$(3.3)	$(42.5)
Other comprehensive income before reclassifications	11.8	—	0.3	12.1
Amounts reclassified from AOCL	—	0.5	—	0.5
Total other comprehensive income	11.8	0.5	0.3	12.6
Balance at November 30, 2013	$6.4	$(33.3)	$(3.0)	$(29.9)

Note 10 — Program Development Costs

Our Cargo Systems unit was selected in June 2005 to provide cargo loading systems for the Airbus A400M Military Transport Aircraft (“A400M”).  During fiscal 2013, we delivered initial production units to Airbus and began delivering revenue-producing units in fiscal 2014.  As of November 30, 2014 and May 31, 2014, we have capitalized, net of reimbursements and amortization, $128.5 million and $139.8 million, respectively, of costs associated with the engineering and development of the cargo system.  Capitalized costs are classified between current and non-current assets on the Condensed Consolidated Balance Sheets.  Current assets include $44.2 million and $27.6 million in Deposits, prepaids and other at November 30, 2014 and May 31, 2014, respectively, and non-current assets include $84.3 million and $112.2 million in Capitalized program development costs at November 30, 2014 and May 31, 2014, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

Sales and related cost of sales are recognized on the units of delivery method.  Amortization expense for program development costs was $13.8 million and $2.1 million during the three months ended November 30, 2014 and 2013, respectively, and $16.5 million and $2.8 million during the six months ended November 30, 2014 and 2013, respectively.

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2014.  Our Chief Executive Officer evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  Gross profit is calculated by subtracting cost of sales from sales.  The assets and certain expenses related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2014

(Unaudited)

(Dollars in millions, except per share amounts)

Selected financial information for each segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Sales:
Aviation Services	$377.7	$424.7	$741.4	$818.4
Technology Products	112.3	116.0	217.8	236.8
	$490.0	$540.7	$959.2	$1,055.2

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Gross profit:
Aviation Services	$63.9	$71.3	$123.0	$136.8
Technology Products	14.6	19.7	30.8	38.9
	$78.5	$91.0	$153.8	$175.7

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Segment gross profit	$78.5	$91.0	$153.8	$175.7
Selling, general and administrative	(47.1)	(51.1)	(92.0)	(98.8)
Earnings from joint ventures	0.7	0.8	1.3	2.0
Interest expense	(9.6)	(10.5)	(19.2)	(21.5)
Interest income	0.1	0.3	0.2	0.6
Income before provision for income taxes	$22.6	$30.5	$44.1	$58.0

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2014. Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  Gross profit is calculated by subtracting cost of sales from sales.  The assets and certain expenses related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Consolidated sales for the first six months of fiscal 2015 decreased $96.0 million or 9.1% compared to the prior year period.  Sales to government and defense customers decreased $109.9 million or 24.5% compared to the prior year driven primarily by lower demand by the U.S. Department of Defense (“DoD”) for expeditionary airlift services in Afghanistan as a result of the reduction in U.S. troops in Afghanistan.  The prior year results also were enhanced by the delivery of three aircraft to government customers in fiscal 2014 as compared to no deliveries in fiscal 2015.

The DoD’s reduced role in Afghanistan as a result of the troop drawn-down has had a significant impact on our expeditionary airlift fleet operations in Afghanistan.  At the beginning of fiscal 2014, we had 40 aircraft in revenue service compared to 17 aircraft in revenue service as of November 30, 2014.  We are actively marketing 16 aircraft for sale comprised of 8 rotary-wing and 8 fixed-wing aircraft.  Additional aircraft may be available for sale should existing aircraft not be utilized on new contract awards.

During the first six months of fiscal 2015, sales to commercial customers increased $13.9 million or 2.3% compared to the prior year driven primarily by higher supply chain volumes and strong demand for aftermarket parts support. These increases were partially offset by a significant engineering services program that ended in the second quarter of fiscal 2014 and lower volumes in maintenance, repair and overhaul services.

Results of Operations

Sales and gross profit for our two business segments for the three- and six months ended November 30, 2014 and 2013 were as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
	2014	2013	% Change	2014	2013	% Change
Sales:
Aviation Services
Commercial	$247.6	$242.7	2.0%	$484.6	$464.1	4.4%
Defense	130.1	182.0	(28.5)%	256.8	354.3	(27.5)%
	$377.7	$424.7	(11.1)%	$741.4	$818.4	(9.4)%
Technology Products
Commercial	$69.6	$67.8	2.7%	$135.6	$142.2	(4.6)%
Defense	42.7	48.2	(11.4)%	82.2	94.6	(13.1)%
	$112.3	$116.0	(3.2)%	$217.8	$236.8	(8.0)%

	Three Months Ended November 30,			Six Months Ended November 30,
	2014	2013	% Change	2014	2013	% Change
Gross Profit:
Aviation Services
Commercial	$41.1	$35.8	14.8%	$77.8	$71.1	9.4%
Defense	22.8	35.5	(35.8)%	45.2	65.7	(31.2)%
	$63.9	$71.3	(10.4)%	$123.0	$136.8	(10.1)%
Technology Products
Commercial	$13.3	$16.3	(18.4)%	$27.5	$31.1	(11.6)%
Defense	1.3	3.4	(61.8)%	3.3	7.8	(57.7)%
	$14.6	$19.7	(25.9)%	$30.8	$38.9	(20.8)%

Three-Month Period Ended November 30, 2014

Aviation Services Segment

For the three-month period ended November 30, 2014, sales in the Aviation Services segment decreased $47.0 million or 11.1% from the prior year period.  The decrease in sales was due to a $51.9 million or 28.5% decrease in sales to government and defense customers primarily attributable to lower demand for expeditionary airlift services in Afghanistan due to a reduced number of aircraft positions and the delivery of two aircraft to the U.S. Marshals Service in the second quarter of fiscal 2014 with no deliveries in fiscal 2015.  These decreases were partially offset by stronger volumes in our defense logistics business.

Sales in this segment to commercial customers increased $4.9 million or 2.0% over the prior year primarily attributable to higher supply chain volumes due principally to new contract wins announced in the second half of fiscal 2014.  This increase was partially offset by lower volumes in maintenance, repair and overhaul services.

Gross profit for the second quarter ended November 30, 2014 in the Aviation Services segment decreased $7.4 million or 10.4%.  Gross profit on sales to commercial customers increased $5.3 million or 14.8% over the prior year with the gross profit margin increased to 16.6% compared to 14.8% in the prior year.  The increase in gross profit on sales to commercial customers is primarily attributable to higher supply chain volumes and higher demand for aftermarket parts support.

Gross profit in this segment on sales to government and defense customers decreased $12.7 million or 35.8% from the prior year due to fewer contracted positions in Afghanistan for our expeditionary airlift business partially offset by stronger volumes in our defense logistics business.  The decrease in our gross profit margin from 19.5% to 17.5% was primarily attributable to the reduction in contracted positions of our higher-margin expeditionary airlift services in Afghanistan.

Technology Products Segment

For the three-month period ended November 30, 2014, sales in the Technology Products segment decreased $3.7 million or 3.2% from the prior year period.  The decrease in sales was due to a $5.5 million or 11.4% decrease in sales to our government and defense customers primarily attributable to lower demand for mobility products and precision-machined parts.  These decreases were partially offset by increased sales of cargo loading system components for the Airbus A400M Military Transport Aircraft (“A400M”).

Sales in this segment to our commercial customers increased $1.8 million or 2.7% primarily attributable to greater demand for cargo containers.

Gross profit for the second quarter ended November 30, 2014 in the Technology Products segment decreased $5.1 million or 25.9%.  Gross profit on sales to commercial customers decreased $3.0 million or 18.4% from the prior year with the gross profit margin decreasing to 19.1% in fiscal 2015 from 24.0% in the prior year.  The decrease in gross profit was primarily attributable to lower demand for precision-machined parts with an unfavorable product mix across cargo systems and spares contributing to the decline in gross profit margin.

Gross profit in this segment on sales to government and defense customers decreased $2.1 million or 61.8% from the prior year with the gross profit margin decreasing to 3.0% in fiscal 2015 from 7.1% in the prior year.  The decreased gross profit on sales to government and defense customers is primarily attributable to lower sales volumes at our mobility products business, as well as increased sales of the low-margin A400M cargo system.

Selling, General and Administrative Expenses and Earnings from Aircraft Joint Ventures

Selling, general and administrative expenses decreased $4.0 million in the second quarter ended November 30, 2014 from the prior year period reflecting the realization of benefits from the cost control measures implemented by the Company during fiscal 2014. These measures included the elimination of certain positions and favorable procurement actions.

Earnings from aircraft joint ventures decreased $0.1 million reflecting lower lease revenue from our joint ventures.

Operating and Net Income

Operating income decreased $8.6 million or 21.1% from the prior year primarily due to the impact of lower sales in each of our reportable segments, partially offset by the favorable impact of lower selling, general and administrative expenses.

Our effective income tax rate was 32.7% for the quarter ended November 30, 2014 compared to 34.4% in the prior year period.  This lower effective tax rate reflects the expected increase in manufacturing incentives in fiscal 2015, which had previously been limited as a result of tax losses and the utilization of tax losses.

Net income was $15.2 million compared to $20.0 million in the prior year due to the factors discussed above.

Six-Month Period Ended November 30, 2014

Aviation Services Segment

For the six-month period ended November 30, 2014, sales in the Aviation Services segment decreased $77.0 million or 9.4% from the prior year period.  The decrease in sales was due to a $97.5 million or 27.5% decrease in sales to government and defense customers primarily attributable to lower demand for expeditionary airlift services in Afghanistan due to a reduced number of aircraft positions, and the delivery of three aircraft to government customers in fiscal 2014 with no deliveries in the first six months of fiscal 2015.  These decreases were partially offset by higher supply chain volumes.

Sales in this segment to commercial customers increased $20.5 million or 4.4% over the prior year primarily due to higher supply chain volumes due principally to new contract wins announced in the second half of fiscal 2014 and higher demand for aftermarket parts support.  These increases were partially offset by a significant engineering services program that ended in the second quarter of fiscal 2014 as well as lower volumes in maintenance, repair and overhaul activity.

Gross profit in the Aviation Services segment decreased $13.8 million or 10.1%.  Gross profit on sales to commercial customers increased $6.7 million or 9.4% over the prior year with the gross profit margin increasing to 16.1% compared to 15.3% in the prior year.  The increase in gross profit on sales to commercial customers is primarily attributable to higher supply chain volumes.  This increase was partially offset by a slight decline in gross profit margins in our maintenance, repair and overhaul businesses.

Gross profit in this segment on sales to government and defense customers decreased $20.5 million or 31.2% from the prior year due to fewer contracted positions in Afghanistan for our expeditionary airlift business.  The decrease in our gross profit margin from 18.5% to 17.6% was also attributable to the reduction in contracted positions of our higher-margin expeditionary airlift services in Afghanistan.

Technology Products Segment

For the six-month period ended November 30, 2014, sales in the Technology Products segment decreased $19.0 million or 8.0% from the prior year period.  The decrease in sales was due to a $12.4 million or 13.1% decline in sales to our government and defense customers due to lower demand for our mobility products and precision-machined parts.  These decreases were partially offset by increased sales of our A400M cargo loading system components.

Sales in this segment to our commercial customers decreased $6.6 million or 4.6% primarily attributable to lower demand for our precision-machined parts and cargo systems.

Gross profit in the Technology Products segment decreased $8.1 million or 20.8%.  Gross profit on sales to commercial customers decreased $3.6 million or 11.6% from the prior year with the gross profit margin decreasing to 20.3% in fiscal 2015 from 21.9% in the prior year.  The decrease in gross profit was primarily attributable to unfavorable product mix within our cargo business.

Gross profit in this segment on sales to government and defense customers decreased $4.5 million or 57.7% from the prior year with the gross profit margin decreasing to 4.0% in fiscal 2015 from 8.2% in the prior year.  The decreased gross profit on sales to government and defense customers is primarily attributable to lower sales volumes at our mobility products business, as well as increased sales of the low-margin A400M cargo system.

Selling, General and Administrative Expenses and Earnings from Aircraft Joint Ventures

Selling, general and administrative expenses decreased $6.8 million in fiscal 2015 reflecting the realization of benefits from the cost control measures implemented by the Company during fiscal 2014, including the elimination of certain positions and favorable procurement actions.

Earnings from aircraft joint ventures decreased $0.7 million reflecting lower lease revenue from our joint ventures.

Operating and Net Income

Operating income decreased $15.8 million or 20.0% from the prior year primarily due to the impact of lower sales in each of our reportable segments, partially offset by the favorable impact of lower selling, general and administrative expenses.

Our effective income tax rate was 32.7% for the six-month period ended November 30, 2014 compared to 34.5% in the prior year period.  This lower effective tax rate reflects the expected increase in manufacturing incentives in fiscal 2015, which had previously been limited as a result of tax losses and the utilization of tax losses.

Net income was $29.6 million compared to $37.9 million in the prior year due to the factors discussed above.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met principally through the generation of cash from operations.  Periodically, we may raise capital through the issuance of common stock or debt in the public and private markets.  In addition to these cash sources, our current capital resources include an unsecured credit facility, as well as a separate secured credit facility. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.  Under our universal shelf registration statement filed with the Securities and Exchange Commission that became effective May 4, 2012, we registered an indeterminate number of principal amount or shares of common stock, shares of preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units which may be sold from time to time, subject to market conditions.

At November 30, 2014, our liquidity and capital resources included cash of $92.6 million and working capital of $814.9 million.  We have an agreement with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”) providing for an unsecured revolving credit facility of $475.0 million that we can draw upon for general corporate purposes.  The Credit Agreement expires on April 24, 2018.  Borrowings under the Credit Agreement bear interest at the offered Eurodollar Rate (defined as the British Bankers Association LIBOR Rate) plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan.  Borrowings outstanding under this facility at November 30, 2014 were $170.0 million and there were approximately $15.0 million of outstanding letters of credit, which reduced the availability of this facility to $290.0 million.  There are no other terms or covenants limiting the availability of this facility.  We also have $5.1 million available under a foreign line of credit.

In addition to our unsecured Credit Agreement, we have a $40.0 million secured term credit facility with The Huntington National Bank (the ‘‘Huntington Loan Agreement’’). Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us. The Huntington Loan Agreement expires on April 23, 2015. Borrowings bear interest at LIBOR plus 175 basis points. As of November 30, 2014, $25.3 million was outstanding under this agreement.

We intend to retire maturities due within the next 12 months through a combination of cash on hand and borrowings under our Credit Agreement.

We are in compliance with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

During the six-month period ended November 30, 2014, our cash flow from operations was $30.8 million primarily as a result of net income attributable to AAR and noncontrolling interest, depreciation and amortization, and an increase in accounts payable.  These positive impacts were partially offset by increases in accounts receivable and inventory as well as additional investments in equipment on or available for long-term lease.

During the six-month period ended November 30, 2014, cash flow from operations decreased $35.5 million from the six-month period ended November 30, 2013 primarily due to increased working capital related to the new supply chain contract wins announced in the second half of fiscal 2014.

Cash Flows from Investing Activities

During the six-month period ended November 30, 2014, our investing activities used $17.1 million of cash principally due to property, plant and equipment expenditures.

During the six-month period ended November 30, 2014, cash flows used in investing activities increased $3.6 million over the six-month period ended November 30, 2013 due to increased spend on property, plant and equipment in fiscal 2015.

Cash Flows from Financing Activities

During the six-month period ended November 30, 2014, our financing activities used $8.6 million of cash primarily due to reduction in borrowings, which consist primarily of the early retirement of the 1.75% convertible notes for $30.0 million, and the payment of dividends, partially offset by additional borrowings on our revolving credit facility.

During the six-month period ended November 30, 2014, cash flows used in financing activities decreased $21.7 million over the six-month period ended November 30, 2013 primarily due from additional borrowings on our revolving credit facility.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the second quarter of fiscal 2015.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2014 and in our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2014.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements and changes in foreign exchange rates.

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would have decreased pre-tax income by approximately $3 million during the three-month period ended November 30, 2014.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2014.  There were no significant changes during the quarter ended November 30, 2014.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2014, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended August 31, 2014.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share data)

(c)  The following table provides information about purchases we made during the quarter ended November 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
9/1/2014 – 9/30/2014	8,280	$24.30	—
10/1/2014 – 10/31/2014	70,000	$23.88	70,000
11/1/2014 – 11/30/2014	—	—	—
Total	78,280	$23.92	70,000	$34,360,495

(1)         These amounts include share repurchases pursuant to our stock repurchase plan and shares repurchased related to restricted stock grants.

(2)         Our common stock repurchase plan was approved by our Board of Directors on June 14, 2012.  As of November 30, 2014, $34.4 million of the original $50.0 million of our outstanding shares of Common Stock was still available for repurchase on the open market or in private transactions.  This program does not have an expiration date.

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

AAR CORP.
(Registrant)

Date:	December 19, 2014	/s/ JOHN C. FORTSON
John C. Fortson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated December 19, 2014 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated December 19, 2014 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated December 19, 2014 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated December 19, 2014 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2014 and May 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and six months ended November 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2014 and 2013, (iv)  Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2014 and 2013, (v) Condensed Consolidated Statement of Changes in Equity for the six months ended November 30, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.