Form 10-Q
period 2015-02-28
AAR CORP
filed 2015-03-31
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2015

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

As of February 28, 2015, there were 39,816,105 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2015

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2015 and May 31, 2014

(In millions, except share data)

ASSETS

	February 28,	May 31,
	2015	2014
	(Unaudited)

Current assets:
Cash and cash equivalents	$67.0	$89.2
Accounts receivable, less allowances of $5.8 and $6.2, respectively	249.6	283.1
Inventories	451.0	495.3
Rotable spares and equipment on or available for short-term lease	139.9	137.6
Assets of discontinued operations	529.3	—
Deposits, prepaids and other	39.6	81.6
Deferred tax assets	18.5	30.1
Total current assets	1,494.9	1,116.9

Property, plant and equipment, net of accumulated depreciation of $371.4 and $424.3, respectively	247.4	314.9

Other assets:
Goodwill	123.6	261.7
Intangible assets, net of accumulated amortization of $21.6 and $36.2, respectively	38.0	165.4
Equipment on or available for long-term lease	110.8	98.4
Capitalized program development costs	—	112.2
Investment in joint ventures	27.3	29.9
Other	91.8	100.1
	391.5	767.7
	$2,133.8	$2,199.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2015 and May 31, 2014

(In millions, except share data)

LIABILITIES AND EQUITY

	February 28,	May 31,
	2015	2014
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$43.9	$69.7
Accounts and trade notes payable	164.6	171.1
Accrued liabilities	125.0	161.3
Liabilities of discontinued operations	57.3	—
Total current liabilities	390.8	402.1

Long-term debt, less current maturities	599.4	564.3
Deferred tax liabilities	139.1	162.2
Other liabilities and deferred income	62.7	70.2
	801.2	796.7

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,953,514 and 44,674,186 shares at cost, respectively	45.0	44.7
Capital surplus	442.2	436.4
Retained earnings	632.2	646.0
Treasury stock, 5,137,409 and 5,113,939 shares at cost, respectively	(99.8)	(98.3)
Accumulated other comprehensive loss	(78.7)	(29.3)
Total AAR stockholders’ equity	940.9	999.5
Noncontrolling interest	0.9	1.2
Total equity	941.8	1,000.7
	$2,133.8	$2,199.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 28, 2015 and 2014

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Sales:
Sales from products	$213.9	$205.4	$656.9	$673.7
Sales from services	166.2	194.4	521.6	614.8
	380.1	399.8	1,178.5	1,288.5
Cost and operating expenses:
Cost of products	184.5	179.7	568.6	594.8
Cost of services	145.5	153.9	430.2	478.3
Selling, general and administrative	41.7	37.7	120.3	120.3
	371.7	371.3	1,119.1	1,193.4
Earnings from joint ventures	0.6	0.6	1.8	2.5
Operating income	9.0	29.1	61.2	97.6
Interest expense	(6.4)	(7.1)	(19.4)	(21.9)
Interest income	—	0.3	0.2	0.9
Income from continuing operations before provision for income taxes	2.6	22.3	42.0	76.6
Provision for income taxes	0.7	5.4	14.4	24.3
Income from continuing operations attributable to AAR	1.9	16.9	27.6	52.3
Discontinued operations:
Operating income (loss)	(0.5)	1.0	4.1	4.7
Impairment charge	(46.4)	—	(46.4)	—
Provision for income tax (benefit)	(10.6)	(0.1)	(10.0)	1.0
Income (Loss) from discontinued operations	(36.3)	1.1	(32.3)	3.7
Income attributable to noncontrolling interest from discontinued operations	(0.1)	(0.1)	(0.2)	(0.2)
Income (Loss) from discontinued operations attributable to AAR	(36.4)	1.0	(32.5)	3.5
Net income (loss) attributable to AAR	$(34.5)	$17.9	$(4.9)	$55.8

Earnings (Loss) per share — basic:
Earnings from continuing operations	$0.05	$0.43	$0.70	$1.32
Earnings from discontinued operations	(0.94)	0.02	(0.84)	0.09
Earnings per share — basic	$(0.89)	$0.45	$(0.14)	$1.41

Earnings (Loss) per share — diluted:
Earnings from continuing operations	$0.05	$0.43	$0.69	$1.31
Earnings (loss) from discontinued operations	(0.94)	0.02	(0.84)	0.09
Earnings (loss) per share — diluted	$(0.89)	$0.45	$(0.15)	$1.40

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 28, 2015 and 2014

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Net income (loss) attributable to AAR and noncontrolling interest	$(34.4)	$18.0	$(4.7)	$56.0
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments, net of tax of ($0.6) and $0.2 for the three months ended February 28, 2015 and 2014, respectively, and $0.6 and $0.8 for the nine months ended February 28, 2015 and 2014, respectively	(26.1)	4.2	(49.9)	16.0
Unrealized gain on derivative instruments:
Unrealized gain arising during period, net of tax of $0.1 and $0 for the three months ended February 28, 2015 and 2014, respectively, and $0.3 and $0.2 for the nine months ended February 28, 2015 and 2014, respectively	0.4	0.3	0.6	0.6
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0 and $0.2 for the three months ended February 28, 2015 and 2014, respectively, and $0 and $0.5 for the nine months ended February 28, 2015 and 2014, respectively	(0.2)	0.2	(0.1)	0.7
Other comprehensive (loss) income, net of tax	(25.9)	4.7	(49.4)	17.3
Comprehensive (loss) income, net of tax	(60.3)	22.7	(54.1)	73.3
Comprehensive income related to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.2)
Comprehensive (loss) income attributable to AAR	$(60.4)	$22.6	$(54.3)	$73.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2015 and 2014

(Unaudited)

(In millions)

	Nine Months Ended
	February 28,
	2015	2014
Cash flows from operating activities:
Net income (loss) attributable to AAR and noncontrolling interest	$(4.7)	$56.0
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and intangible amortization	52.6	59.2
Impairment charges	50.9	—
Amortization of program development costs	30.0	5.1
Amortization of stock-based compensation	6.5	6.3
Amortization of debt discount	2.0	4.6
Amortization of overhaul costs	14.7	26.1
Deferred tax provision (benefit)	(7.7)	4.7
Earnings from joint ventures	(1.8)	(2.6)
Changes in certain assets and liabilities:
Accounts receivable	(48.8)	(10.1)
Inventories	(70.5)	(37.0)
Rotable spares and equipment on or available for short-term lease	(4.6)	6.0
Equipment on or available for long-term lease	(21.3)	(10.1)
Accounts payable	20.1	9.6
Accrued and other liabilities	(0.3)	(18.3)
Other, primarily program and overhaul costs	(8.1)	(22.8)
Net cash provided from operating activities	9.0	76.7

Cash flows from investing activities:
Property, plant and equipment expenditures	(23.7)	(21.2)
Proceeds from sale of equipment	1.3	1.4
Payments for acquisitions	—	(16.1)
Other	(1.5)	(0.6)
Net cash used in investing activities	(23.9)	(36.5)

Cash flows from financing activities:
Short-term borrowings, net	55.0	20.0
Reduction in long-term borrowings	(46.8)	(18.0)
Reduction in equity due to convertible bond repurchases	(0.2)	—
Reduction in capital lease obligations	(1.6)	—
Cash dividends	(9.4)	(8.9)
Purchase of treasury stock	(1.7)	(1.0)
Stock option exercises	0.8	5.2
Tax benefits from exercise of stock options	0.6	1.0
Other	—	(0.3)
Net cash used in financing activities	(3.3)	(2.0)
Effect of exchange rate changes on cash	(4.0)	1.2
(Decrease) Increase in cash and cash equivalents	(22.2)	39.4
Cash and cash equivalents, beginning of period	89.2	75.3
Cash and cash equivalents, end of period	$67.0	$114.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended February 28, 2015

(Unaudited)

(In millions)

					Accumulated
					Other	Total AAR
	Common	Capital	Retained	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
Balance, May 31, 2014	$44.7	$436.4	$646.0	$(98.3)	$(29.3)	$999.5	$1.2	$1,000.7
Net income (loss)	—	—	(4.9)	—	—	(4.9)	0.2	(4.7)
Cash dividends	—	—	(8.9)	—	—	(8.9)	(0.5)	(9.4)
Stock option activity	—	2.0	—	0.9	—	2.9	—	2.9
Restricted stock activity	0.3	3.9	—	(0.7)	—	3.5	—	3.5
Equity portion of bond repurchase	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Repurchase of shares	—	—	—	(1.7)	—	(1.7)	—	(1.7)
Other comprehensive loss, net of tax	—	—	—	—	(49.4)	(49.4)	—	(49.4)
Balance, February 28, 2015	$45.0	$442.2	$632.2	$(99.8)	$(78.7)	$940.9	$0.9	$941.8

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2015

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2015, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended February 28, 2015 and 2014, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2015 and 2014, and the Condensed Consolidated Statement of Changes in Equity for the nine-month period ended February 28, 2015.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 — Discontinued Operations

On March 26, 2015, we completed the sale of our Telair Cargo Group to TransDigm, Inc. for $725 million, subject to certain post-closing adjustments, including a working capital adjustment.  The Telair Cargo Group was comprised of Telair International, Telair US, and Nordisk Aviation Products.  Cash received at closing was $705 million with the remaining consideration of $20 million placed in escrow and payable based on the occurrence of certain post-closing events related to a cargo system development program. ln addition, incremental contingent consideration of up to $15 million related to the same cargo system development program could increase total proceeds to $740 million. We expect to report a pre-tax gain on the sale (net of transaction expenses and fees) of approximately $200 million in the fourth quarter of fiscal 2015.

We have also announced our intention to sell our Precision Systems Manufacturing business comprised of our metal and composite machined and fabricated parts manufacturing operations.  During the three months ended February 28. 2015, we recognized an impairment charge of $46.4 million to reduce the carrying value of Precision Systems Manufacturing business’s net assets to their expected value at the time of sale.

The Telair Cargo Group and Precision Systems Manufacturing, which were both previously reported in our Technology Products segment, are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. lnterest expense allocated to discontinued operations was $2.8 million and $3.3 million during the three months ended February 28, 2015 and 2014, respectively, and $8.4 million and $10.0 million during the nine months ended February 28, 2015 and 2014, respectively. No amounts for general corporate overhead were allocated to discontinued operations.  The assets and liabilities of these businesses have been reclassified to Assets of discontinued operations and Liabilities of discontinued operations on the Condensed Consolidated Balance Sheets.

Sales for our discontinued operations were $91.8 million and $74.6 million during the three months ended February 28, 2015 and 2014, respectively, and $252.6 million and $241.1 million during the nine months ended February 28, 2015 and 2014, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

The assets and liabilities held for sale related to discontinued operations on the Consolidated Balance Sheet as of February 28, 2015 are as follows:

Accounts receivable, net	$73.2
Inventory	109.1
Property, plant and equipment, net	41.8
Goodwill	119.6
Intangible assets, net	98.9
Capitalized program development costs	114.9
Other assets	18.2
Total assets	575.7
Less: Reserve for assets held for sale	(46.4)
$529.3

Accounts payable	$23.1
Accrued liabilities	34.2
$57.3

Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

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

Included in accounts receivable as of February 28, 2015 and May 31, 2014, are $21.1 million and $19.7 million, respectively, of unbilled accounts receivable related to the KC10 supply agreement.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

In addition to the unbilled accounts receivable, included in Other non-current assets on the Condensed Consolidated Balance Sheet as of February 28, 2015 and May 31, 2014, are $8.1 million and $9.9 million, respectively, of costs in excess of amounts billed for the flight-hour portion of the same KC10 supply agreement.  These amounts represent the difference between the amount of revenue recognized by us driven by costs incurred under the flight hour portion of the program, compared to what was billed.

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

Note 4 — Accounting for Stock-Based Compensation

Restricted Stock

In July 2014, as part of our annual long-term stock incentive compensation, we granted 192,250 shares of performance-based restricted stock and 95,956 shares of time-based restricted stock to eligible employees.  The grant date fair value per share for both grants was $26.08.  In June 2014, we also granted 45,000 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $24.50.  In the three-months ended February, 28, 2015, we granted 3,000 shares of time-based restricted stock with a grant date fair value of $25.36.  No other restricted stock was granted in fiscal 2015.  Expense charged to operations for restricted stock was $1.6 million and $1.2 million during the three months ended February 28, 2015 and 2014, respectively, and $4.3 million and $3.7 million during the nine months ended February 28, 2015 and 2014, respectively.

Stock Options

The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2015 and 2014 was $1.5 million and $3.8 million, respectively.   Expense charged to operations for stock options was $0.8 million and $1.0 million during the three months ended February 28, 2015 and 2014, respectively, and $2.2 million and $2.6 million during the nine months ended February 28, 2015 and 2014, respectively.

Note 5 — Inventory

The summary of inventories is as follows:

	February 28,	May 31,
	2015	2014
Raw materials and parts	$41.7	$114.1
Work-in-process	19.4	57.5
Aircraft and engine parts, components and finished goods	359.6	297.3
Aircraft held for sale and related support parts	30.3	26.4
	$451.0	$495.3

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

Aircraft may be classified as assets held for sale for more than one year as we continue to actively market the aircraft at reasonable prices.  Certain aircraft types we currently have available for sale are specifically designed for particular functions which limits the marketability of those assets.  At February 28, 2015, we had 12 aircraft held for sale comprised of eight fixed-wing and four rotary-wing aircraft.  At May 31, 2014, we had nine aircraft held for sale comprised of five fixed-wing and four rotary-wing aircraft.  During the three-month period ended February 28, 2015, we recognized an impairment charge of $4.7 million reflecting the decrease in fair value for five fixed-wing aircraft held for sale and related rotable assets.

Note 6 — Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2015	2014
Interest paid	$32.1	$30.9
Income taxes paid	11.7	9.2
Income tax refunds received	12.1	6.6

Note 7 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 28,	May 31,
	2015	2014

Revolving credit facility expiring April 24, 2018 with interest payable monthly	$185.0	$130.0
Secured credit facility (secured by aircraft and related engines and components) due April 23, 2015 with floating interest rate, payable monthly	23.0	29.9
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	20.0	30.0
Notes payable due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	332.0	332.6
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	47.3	45.7
Other(1)	36.0	65.8
Total debt	643.3	634.0
Current maturities of debt	(43.9)	(69.7)
Long-term debt	$599.4	$564.3

(1)         Included in Other is a mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 of $11.0 million and $11.0 million, 1.75% convertible notes due February 1, 2015 of $0 and $29.8 million, and an industrial revenue bond (secured by property, plant, and equipment) due August 1, 2018 of $25.0 million and $25.0 million at February 28, 2015 and May 31, 2014, respectively.

At February 28, 2015, the carrying value of our 7.25% bonds and 2.25% convertible notes was $379.4 million and the estimated fair value was approximately $407.6 million.  These debt issuances are classified as Level 2 in the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

At February 28, 2015, our remaining variable rate and fixed rate debt had a fair value that approximates the carrying value of $264.0 million.  These debt instruments are classified as Level 3 in the fair value hierarchy, which is defined as a fair value determined based upon one or more significant unobservable inputs.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

We are subject to a number of covenants under our financing arrangements, including at February 28, 2015 restrictions that relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, fixed charge coverage ratio, sales of assets, additional financing, purchase of our shares and other matters.  We are in compliance with all financial and other covenants under our financing arrangements.

Convertible Notes

During the three-month period ended November 30, 2014, we repurchased all of the outstanding 1.75% convertible notes due February 1, 2015 with total face value of $30.0 million for $31.1 million cash including $1.1 million of accrued interest.

As of February 28, 2015 and May 31, 2014, the long-term debt and equity component (recorded in capital surplus, net of income tax benefit) for our 2.25% convertible notes consisted of the following:

	February 28,	May 31,
	2015	2014
Long-term debt:
Principal amount	$49.8	$49.8
Unamortized discount	(2.5)	(4.1)
Net carrying amount	$47.3	$45.7

Equity component, net of tax	$20.6	$20.6

The unamortized discount on the liability component of long-term debt is being amortized using the effective interest method based on an effective rate of 7.41% for our 2.25% convertible notes.  The “if converted” value for our 2.25% convertible notes does not exceed its principal amount.

The interest expense associated with all convertible notes was as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Coupon interest	$0.3	$0.8	$1.2	$2.5
Amortization of deferred financing fees	—	0.1	0.1	0.3
Amortization of discount	0.4	1.5	1.7	4.4
Interest expense related to convertible notes	$0.7	$2.4	$3.0	$7.2

Credit Facility Amendment

On March 24, 2015, we entered into an amendment (the “Amendment”) to our credit agreement dated April 12, 2011, as amended, with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (the “Credit Agreement”).

Under the terms of the Credit Agreement as in effect prior to the Amendment, the aggregate revolving credit commitment amount under the Credit Agreement was $475 million.  The Amendment increases the above-referenced $475 million to $500 million.  Under certain circumstances, the Company also could request an increase to the revolving commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.

The Amendment also extends the maturity of the Credit Agreement by approximately two years to March 24, 2020.  The Amendment also deleted the minimum fixed charge coverage ratio and added a minimum interest coverage ratio.  Except as specifically amended and modified by the Amendment, the terms and conditions of the Credit Agreement remain in effect.

Redemption of 7.25% Senior Notes

We have sent out a notice of redemption for our $325 million 7.25% Senior Notes. The redemption price for the Senior Notes will include an approximately $45 million make-whole premium and we will record a pre-tax charge for this amount in the fourth quarter of fiscal 2015.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

Note 8 — Derivative Instruments and Hedging Activities

We are exposed to interest rate risk associated with fluctuations in interest rates on our variable rate debt.  We utilize two derivative financial instruments to manage our variable interest rate exposure over a medium- to long-term period.   We have a floating-to-fixed interest rate swap and an interest rate cap agreement, each hedging $50.0 million of notional principal interest under our Credit Agreement.

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

We classify the derivatives as assets or liabilities on the balance sheet.  Accounting for the change in fair value of the derivatives is a function of whether the instrument qualifies for, and has been designated as, a hedging relationship, and the type of hedging relationship.  As of February 28, 2015, all of our derivative instruments were classified as cash flow hedges.  The fair value of the interest rate swap and interest rate cap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the reporting period.

We record the fair value of assets and liabilities in accordance with the hierarchy established by ASC 820, Fair Value Measurement.  The fair value of our interest rate derivatives is classified as Level 2, which refers to fair values estimated using significant other observable inputs including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  The following table summarizes the classification and fair values of our interest rate derivative instruments reported in the Condensed Consolidated Balance Sheets at February 28, 2015 and May 31, 2014.

Derivatives designated		February 28,	May 31,
as hedging instruments	Balance Sheet Classification	2015	2014
Interest rate cap	Long-term assets	$0.1	$0.1
Interest rate swap	Long-term liabilities	(2.3)	(2.8)

We include gains and losses on the derivative instruments in other comprehensive income.  We recognize the gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affects earnings.  The impact of the interest rate swap and interest cap agreement on the Condensed Consolidated Statement of Comprehensive Income for the three-month periods ended February 28, 2015 and 2014 was an unrealized gain of $0.4 million and $0.3 million, respectively.  The impact of the interest rate swap and interest cap agreement on the Condensed Consolidated Statements of Operations for the nine-month periods ended February 28, 2015 and 2014 was an unrealized gain of $0.0 million and $0.6 million, respectively.  The unrealized gains and losses were recorded in accumulated other comprehensive income (loss).

In connection with the Amendment of our Credit Agreement, we settled our floating-to-fixed interest rate swap and interest rate cap agreements for approximately $2.6 million.

Note 9 — Earnings per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Income from continuing operations	$1.9	$16.9	$27.6	$52.3
Less income attributable to participating shares	(0.1)	(0.4)	(0.6)	(1.2)
Income from continuing operations attributable to common shareholders	1.8	16.5	27.0	51.1
Income (Loss) from discontinued operations attributable to common shareholders	(36.4)	1.0	(32.5)	3.5
Net income (loss) attributable to common shareholders	$(34.6)	$17.5	$(5.5)	$54.6

Weighted average common shares outstanding— basic	38.7	38.6	38.7	38.6
Additional shares from the assumed exercise exercise of stock options	0.5	0.5	0.5	0.5
Weighted average common shares outstanding — diluted	39.2	39.1	39.2	39.1

Earnings per share — basic:
Earnings from continuing operations	$0.05	$0.43	$0.70	$1.32
Earnings (Loss) from discontinued operations	(0.94)	0.02	(0.84)	0.09
Earnings (Loss) per share — basic	$(0.89)	$0.45	$(0.14)	$1.41

Earnings per share — diluted:
Earnings from continuing operations	$0.05	$0.43	$0.69	$1.31
Earnings (Loss) from discontinued operations	(0.94)	0.02	(0.84)	0.09
Earnings (Loss) per share — diluted	$(0.89)	$0.45	$(0.15)	$1.40

At February 28, 2015 and 2014, respectively, stock options to purchase 169,163 shares and 170,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and nine-month periods ended February 28, 2015 and 2014 were as follows:

	Currency Translation Adjustments	Pensions Plans	Derivative Instruments	Total
Balance at December 1, 2014	$(15.1)	$(35.3)	$(2.4)	$(52.8)
Other comprehensive loss before reclassifications	(26.1)	—	0.4	(25.7)
Amounts reclassified from AOCL	—	(0.2)	—	(0.2)
Total other comprehensive loss	(26.1)	(0.2)	0.4	(25.9)
Balance at February 28, 2015	$(41.2)	$(35.5)	$(2.0)	$(78.7)

Balance at December 1, 2013	$6.4	$(33.3)	$(3.0)	$(29.9)
Other comprehensive income (loss) before reclassifications	4.2	—	0.3	4.5
Amounts reclassified from AOCL	—	0.2	—	0.2
Total other comprehensive income (loss)	4.2	0.2	0.3	4.7
Balance at February 28, 2014	$10.6	$(33.1)	$(2.7)	$(25.2)

	Currency Translation Adjustments	Pensions Plans	Derivative Instruments	Total
Balance at June 1, 2014	$8.7	$(35.4)	$(2.6)	$(29.3)
Other comprehensive income (loss) before reclassifications	(49.9)	—	0.6	(49.3)
Amounts reclassified from AOCL	—	(0.1)	—	(0.1)
Total other comprehensive income (loss)	(49.9)	(0.1)	0.6	(49.4)
Balance at February 28, 2015	$(41.2)	$(35.5)	$(2.0)	$(78.7)

Balance at June 1, 2013	$(5.4)	$(33.8)	$(3.3)	$(42.5)
Other comprehensive income before reclassifications	16.0	—	0.6	16.6
Amounts reclassified from AOCL	—	0.7	—	0.7
Total other comprehensive income	16.0	0.7	0.6	17.3
Balance at February 28, 2014	$10.6	$(33.1)	$(2.7)	$(25.2)

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

Note 11 — Business Segment Information

As discussed in Note 2 — Discontinued Operations, we began reporting our Telair Cargo Group and Precision Systems Manufacturing businesses as discontinued operations effective in the third quarter of fiscal 2015.   Prior to the decision to sell these two businesses, we reported our activities in the following two business segments: Aviation Services comprised of our supply chain, maintenance, repair and overhaul (“MRO”) and airlift activities and Technology Products comprised of our Telair Cargo Group, Precision Systems Manufacturing, and mobility businesses.

As a result of the divestitures of the Telair Cargo Group and Precision Systems Manufacturing, we have revised our reportable segments to align to our new organizational structure.  We will report our results in two new segments:  Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of airlift and mobility activities.  This new presentation reflects the way our chief operating decision making officer (Chief Executive Officer) now evaluates performance and our internal organizational and management structure.

The Aviation Services segment consists of businesses that provide spares and maintenance support for aircraft operated by our commercial and government/defense customers. Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets.  We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications.  The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components.  Cost of sales consists principally of the cost of product, direct labor and overhead.

The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. DoD, foreign governments and non-governmental organizations. Sales in the Expeditionary Services segment are derived from the delivery of airlift services to mostly government and defense customers and the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force.  We also provide system integration services for specialized command and control systems.  Cost of sales consists principally of aircraft maintenance costs, depreciation, the cost of material to manufacture products, direct labor and overhead.

Segment results have been reclassified for all periods presented to reflect our new segment presentation.

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

Selected financial information for each segment is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Sales:
Aviation Services	$318.4	$289.7	$955.9	$923.5
Expeditionary Services	61.7	110.1	222.6	365.0
	$380.1	$399.8	$1,178.5	$1,288.5

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Gross profit:
Aviation Services	$50.7	$38.3	$152.8	$125.5
Expeditionary Services	(0.6)	27.9	26.9	89.9
	$50.1	$66.2	$179.7	$215.4

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Segment gross profit	$50.1	$66.2	$179.7	$215.4
Selling, general and administrative	(41.7)	(37.7)	(120.3)	(120.3)
Earnings from joint ventures	0.6	0.6	1.8	2.5
Interest expense	(6.4)	(7.1)	(19.4)	(21.9)
Interest income	—	0.3	0.2	0.9
Income before provision for income taxes	$2.6	$22.3	$42.0	$76.6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

General Overview

We began reporting our Telair Cargo Group and Precision Systems Manufacturing businesses as discontinued operations during the third quarter of fiscal 2015.   Prior to the decision to divest these two businesses, we reported our activities in the following two business segments: Aviation Services comprised of supply chain, maintenance, repair and overhaul (“MRO”) and airlift activities Technology Products comprised of Telair Cargo Group, Precision Systems Manufacturing, and mobility businesses.

As a result of the divestitures of the Telair Cargo Group and Precision Systems Manufacturing, we have revised our reportable segments to align to our new organizational structure.  We will report our results in two new segments: Aviation Services, comprised of supply chain and MRO activities and Expeditionary Services, comprised of airlift and mobility activities.  This new presentation reflects the way our chief operating decision making officer (Chief Executive Officer) now evaluates performance and our internal organizational and management structure.

The Aviation Services segment consists of businesses that provide spares and maintenance support for aircraft operated by our commercial and government/defense customers. Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets.  We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications.  The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components.  Cost of sales consists principally of the cost of product, direct labor and overhead.

The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. DoD, foreign governments and non-governmental organizations. Sales in the Expeditionary Services segment are derived from the delivery of airlift services to mostly government and defense customers and the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force.  We also provide system integration services for specialized command and control systems.  Cost of sales consists principally of aircraft maintenance costs, depreciation, the cost of material to manufacture products, direct labor and overhead.

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

Consolidated sales for the first nine months of fiscal 2015 decreased $110.0 million or 8.5% compared to the prior year period.  Sales to government and defense customers decreased $151.4 million or 25.4% compared to the prior year driven primarily by lower demand by the U.S. Department of Defense (“DoD”) for expeditionary airlift services in Afghanistan.  Sales to government and defense customers in our expeditionary airlift services business decreased $122.8 million which reflects the reduction in U.S. troops in Afghanistan slightly offset by new contract awards in Africa.  The prior year results also were enhanced by the delivery of three aircraft to government customers in fiscal 2014, as compared to no deliveries in fiscal 2015, which contributed $37.7 million of the decrease in sales.

The DoD’s reduced role in Afghanistan as a result of the troop drawn-down has had a significant impact on our expeditionary airlift fleet operations in Afghanistan.  At the beginning of fiscal 2014, we had 40 aircraft in revenue service compared to 19 aircraft in revenue service as of February 28, 2015.  We believe that the pipeline of opportunities in the airlift services market will enable us to return our idled aircraft to revenue service in the near future.

During the first nine months of fiscal 2015, sales to commercial customers increased $41.4 million or 6.0% compared to the prior year driven primarily by higher supply chain volumes.  This increase was partially offset by a significant engineering services program that ended in the second quarter of fiscal 2014 which represented $14.6 million of sales in the prior period.  We also experienced a decrease in sales of $15.4 million related to lower volumes in our maintenance, repair and overhaul services businesses.

Results of Operations

Sales and gross profit (loss) for our two business segments for the three- and nine months ended February 28, 2015 and 2014 were as follows:

	Three Months Ended February 28,			Nine Months Ended February 28,
	2015	2014	% Change	2015	2014	% Change
Sales:
Aviation Services
Commercial	$238.9	$227.0	5.2%	$719.1	$685.8	4.9%
Defense	79.5	62.7	26.8%	236.8	237.7	(0.4)%
	$318.4	$289.7	9.9%	$955.9	$923.5	3.5%
Expeditionary Services
Commercial	$6.6	$1.4	371%	$15.1	$7.0	116%
Defense	55.1	108.7	(49.3)%	207.5	358.0	(42.0)%
	$61.7	$110.1	(44.0)%	$222.6	$365.0	(39.0)%

	Three Months Ended February 28,			Nine Months Ended February 28,
	2015	2014	% Change	2015	2014	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$38.2	$29.6	29.1%	$115.1	$100.7	14.3%
Defense	12.5	8.7	43.7%	37.7	24.8	52.0%
	$50.7	$38.3	32.4%	$152.8	$125.5	21.8%
Expeditionary Services
Commercial	$0.3	$0.1	200%	$1.2	$0.2	500%
Defense	(0.9)	27.8	(103)%	25.7	89.7	(71.3)%
	$(0.6)	$27.9	(102)%	$26.9	$89.9	(70.1)%

Three-Month Period Ended February 28, 2015

Aviation Services Segment

For the three-month period ended February 28, 2015, sales in the Aviation Services segment increased $28.7 million or 9.9% from the prior year period.   The increase in sales was due to an $11.9 million or 5.2% increase in sales to commercial customers attributable to higher supply chain volumes principally from new contract wins announced in the second half of fiscal 2014.

Sales in this segment to government and defense customers increased $16.8 million or 26.8% over the prior year primarily attributable to stronger volumes in our defense logistics business principally due to new contract wins.  We are also providing design, outfitting and integration services to a government customer for their new military MRO facility which contributed $2.5 million in sales during the three-month period ended February 28, 2015.

Gross profit for the third quarter ended February 28, 2015 in the Aviation Services segment increased $12.4 million or 32.4%.  Gross profit on sales to commercial customers increased $8.6 million or 29.1% over the prior year with the gross profit margin increasing to 16.0% compared to 13.0% in the prior year.  The increase in gross profit on sales to commercial customers is primarily attributable to growth in our supply chain businesses which contributed $6.7 million of the increased gross profit.

Gross profit in this segment on sales to government and defense customers increased $3.8 million or 43.7% from the prior year with stronger volumes in our defense logistics business contributing an additional $2.5 million during the three-months ended February 28, 2014 over the prior period.  The increase in our gross profit margin from 13.9% to 15.7% was primarily attributable to the support services for a government customer’s new MRO facility.

Expeditionary Services Segment

For the three-month period ended February 28, 2015, sales in the Expeditionary Services segment decreased $48.4 million or 44.0% from the prior year period.  The decrease in sales was due to a $43.5 million decrease in sales from our expeditionary airlift services business from the reduction in our aircraft positions in Afghanistan.  Lower demand for mobility products represented the remainder of the decrease in sales in the expeditionary services segment as the DoD reduced its purchases of these products due to the reduced troop activity.

Gross profit for the third quarter ended February 28, 2015 in the Expeditionary Services segment decreased $28.5 million or 102.2% to a loss of $0.6 million.  The reduction in aircraft positions comprised the majority of the decrease in gross profit.  We also recognized an impairment charge of $4.7 million related to five aircraft available for sale and their related inventory and rotable assets.  The lower sales volumes at our mobility products also contributed $3.3 million to the gross profit decrease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.0 million in the third quarter ended February 28, 2015 from the prior year period reflecting severance costs of $1.4 million and incremental investments in business development activities principally in our Aviation Services segment.

Operating Income and Taxes

Operating income decreased $20.1 million or 69.1% from the prior year primarily due to the impact of lower sales in our Expeditionary Services segment and higher selling, general and administrative expenses.

Our effective income tax rate for continuing operations was 26.9% for the quarter ended February 28, 2015 compared to 24.2% in the prior year period.  These effective tax rates reflect the allocation of income tax expense across our continuing and discontinued operations.  During the three-month period ended February 28, 2014, we recognized a $2.7 million reduction in income tax expense related to tax provision to federal income tax return filing differences.

Discontinued Operations

Income (Loss) from discontinued operations decreased from income of $1.1 million for the three-month period ended February 28, 2014 to a loss of $36.3 million in the current period.  The decrease is primarily attributable to a pre-tax impairment charge of $46.4 million to reduce the carrying value of the Precision Systems Manufacturing’s net assets to their expected value at the time of sale.

Nine-Month Period Ended February 28, 2015

Aviation Services Segment

For the nine-month period ended February 28, 2015, sales in the Aviation Services segment increased $32.4 million or 3.5% from the prior year period due to a $33.3 million or 4.9% increase in sales to commercial customers.  The increase in sales to commercial customers was primarily attributable to higher supply chain volumes due principally to new contract wins announced in the second half of fiscal 2014 partially offset by a significant engineering services program that ended in the second quarter of fiscal 2014 with sales of $14.6 million in the nine-months ended February 28, 2014.  We have also experienced lower volumes in our maintenance, repair and overhaul facilities with sales decreased $15.4 million from the prior period.

Sales in this segment to government and defense customers decreased $0.9 million or 0.4% over the prior year primarily due to the delivery of three aircraft to government customers in fiscal 2014 representing sales of

$37.7 million with no deliveries in the first nine months of fiscal 2015.  This decrease was largely offset by higher supply chain volumes in our defense logistics business.

Gross profit in the Aviation Services segment increased $27.3 million or 21.8%.  Gross profit on sales to commercial customers increased $14.4 million or 14.3% over the prior year with the gross profit margin increasing to 16.0% compared to 14.7% in the prior year.  The increase in gross profit on sales to commercial customers is primarily attributable to higher supply chain activity providing an additional $21.6 million of gross profit in the current nine-month period.  This increase was partially offset by a slight decline in gross profit margins in our maintenance, repair and overhaul businesses due to reduced volumes.

Gross profit in this segment on sales to government and defense customers increased $12.9 million or 52.0% from the prior year with stronger volumes in our defense logistics business contributing the majority of the increase.  Gross profit margin increased from 10.4% to 15.9% primarily due to these increased volumes.

Expeditionary Services Segment

For the nine-month period ended February 28, 2015, sales in the Expeditionary Services segment decreased $142.4 million or 39.0% from the prior year period.  The decrease in sales was due to a $124.2 million decrease in sales from our expeditionary airlift services business from the reduction in our aircraft positions in Afghanistan.  Lower demand for mobility products represented the remainder of the decrease in sales in the Expeditionary Services segment.

Gross profit in the Expeditionary Services segment decreased $63.0 million or 70.1% for the nine-month period ended February 28, 2015.  The reduction in aircraft positions comprised the majority of the decrease in gross profit.  We also recognized an impairment charge of $4.7 million related to five aircraft available for sale and their related inventory and rotable assets.  The lower sales volumes at our mobility products business also contributed $9.0 million to the gross profit decrease.

Selling, General and Administrative Expenses and Earnings from Aircraft Joint Ventures

Selling, general and administrative expenses were flat at $120.3 million for the nine-months ended February 28, 2015.  This reflects the realization of benefits from the cost control measures implemented by the Company during fiscal 2014 offset by severance costs of $1.4 million and incremental investments in business development activities incurred during the three-month period ended February 28, 2015.

Earnings from aircraft joint ventures decreased $0.7 million reflecting lower lease revenue from our joint ventures.

Operating Income and Taxes

Operating income decreased $36.4 million or 37.3% from the prior year primarily due to the impact of lower sales in our Expeditionary Services segment.

Our effective income tax rate for continuing operations was 34.3% for the nine-month period ended February 28, 2015 compared to 31.7% in the prior year period.  These effective tax rates reflect the allocation of income tax expense across our continuing and discontinued operations.  During the nine-month period ended February 28, 2014, we recognized a $2.7 million reduction in income tax expense related to tax provision to federal income tax return filing differences.

Discontinued Operations

Income (Loss) from discontinued operations decreased from income of $3.7 million for the nine-month period ended February 28, 2014 to a loss of $32.3 million in the current period.  The decrease is primarily attributable to a pre-tax impairment charge of $46.4 million to reduce the carrying value of the Precision Systems Manufacturing business’s net assets to their expected value at the time of sale.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met principally through the generation of cash from operations.  Periodically, we may raise capital through the issuance of common stock or debt in the public and private markets.  In addition to these cash sources, our current capital resources include an unsecured credit facility, as well as a separate secured credit facility. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.  Under our universal shelf registration statement filed with the Securities and Exchange Commission that became effective May 4, 2012 and expires on May 4, 2015, we registered an indeterminate number of principal amount or shares of common stock, shares of preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units which may be sold from time to time, subject to market conditions.

At February 28, 2015, our liquidity and capital resources included cash of $67.0 million and working capital of $1,104.1 million.

On March 24, 2015, we entered into an amendment (the “Amendment”) to our credit agreement dated April 12, 2011, as amended, with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (the “Credit Agreement”).  Under the terms of the Credit Agreement as in effect prior to the Amendment, the aggregate revolving credit commitment amount under the Credit Agreement was $475 million.  The Amendment increased the aggregate revolving credit commitment from $475 million to $500 million and provided that the Company, under certain circumstances, may request an increase to the revolving credit commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.

The Amendment also extended the maturity of the Credit Agreement by approximately two years to March 24, 2020.  The Amendment also deleted the minimum fixed charge coverage ratio and added a minimum interest coverage ratio.  Except as specifically amended and modified by the Amendment, the terms and conditions of the Credit Agreement remain in effect.

Borrowings under the Credit Agreement in effect prior to the Amendment bore interest at the offered Eurodollar Rate plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan. The Amendment generally reduced the interest rate on borrowings by 25 basis points. Borrowings under the Credit Agreement subsequent to the Amendment bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Credit Agreement at February 28, 2015 were $185.0 million and there were approximately $15.0 million of outstanding letters of credit, which reduced the availability of this facility to $275.0 million.  There are no other terms or covenants limiting the availability of this facility.  We also had $5.1 million available under a foreign line of credit at February 28, 2015.

In addition to our unsecured Credit Agreement, we have a $40.0 million secured term credit facility with The Huntington National Bank (the “Huntington Loan Agreement”). Borrowings under the Huntington Loan Agreement are secured by aircraft and related engines and components owned by us. The Huntington Loan Agreement expires on April 23, 2015. Borrowings bear interest at LIBOR plus 175 basis points. As of February 28, 2015, $23.0 million was outstanding under this agreement.

We are in compliance with all financial and other covenants under each of our financing arrangements.

On March 26, 2015, we completed the sale of our Telair Cargo Group to TransDigm, Inc. for $725 million which will generate net cash proceeds, after cash taxes and expenses, of approximately $600 million. We have sent out a notice of redemption for our $325 million 7.25% Senior Notes.  The redemption price for the Senior Notes will include an approximately $45 million make-whole premium and we will record a pre-tax charge for this amount in the fourth quarter of fiscal 2015.  On March 16, 2015, we also announced a new Board authorization to purchase up to $250 million of our common stock.

Cash Flows from Operating Activities

During the nine-month period ended February 28, 2015, our cash flow from operations was $9.0 million primarily as a result of net income attributable to AAR and noncontrolling interest, depreciation, amortization, impairment charges and an increase in accounts payable resulting from the volume growth within our supply chain businesses.  These positive impacts were partially offset by increases in accounts receivable and inventory as well as additional investments in equipment on or available for long-term lease.  These increases were primarily driven by sales growth within our supply chain businesses which experienced sales growth of 17.0% during the nine-month period due to new contract wins. The Company expects continued strength from its Aviation Services segment as a result of these investments and new contract wins.

During the nine-month period ended February 28, 2015, cash flow from operations decreased $67.7 million from the nine-month period ended February 28, 2014 primarily due to increased accounts receivable and inventory related to the new supply chain contract wins announced in the second half of fiscal 2014.

Cash Flows from Investing Activities

During the nine-month period ended February 28, 2015, our investing activities used $23.9 million of cash principally due to property, plant and equipment expenditures.

During the nine-month period ended February 28, 2015, cash flows used in investing activities decreased $12.6 million over the nine-month period ended February 28, 2014 due to the acquisition of the cargo system assets of PFW Aerospace GmbH for $16.1 million in the nine-month period ended February 28, 2014.

Cash Flows from Financing Activities

During the nine-month period ended February 28, 2015, our financing activities used $3.3 million of cash primarily due to reduction in borrowings, which consist primarily of the retirement of the 1.75% convertible notes for $30.0 million, and the payment of dividends, partially offset by additional borrowings on our revolving credit facility.

During the nine-month period ended February 28, 2015, cash flows used in financing activities increased $1.3 million over the nine-month period ended February 28, 2014 primarily from fewer stock option exercises.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the third quarter of fiscal 2015.

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

On March 26, 2015, we sold our Telair Cargo Group which comprised the majority of our foreign operations and as a result, a hypothetical 10 percent devaluation of foreign currencies against the U.S. dollar would not have had a material impact on our financial position or continuing operations.

Interest Rate Risk.  We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. We manage interest costs by using a mix of fixed- and floating-rate debt. As of February 28, 2015, we utilized two derivative financial instruments to manage our variable interest rate exposure over a medium- to long-term period which included a floating-to-fixed interest rate swap and an interest rate cap agreement.   In connection with the Amendment of our Credit Agreement, we settled our floating-to-fixed interest rate swap and interest rate cap agreements in the fourth quarter of fiscal 2015 for approximately $2.6 million.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2015, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the third quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AAR CORP.
(Registrant)

Date:	March 31, 2015	/s/ JOHN C. FORTSON
John C. Fortson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 31, 2015 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 31, 2015 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 31, 2015 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 31, 2015 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2015 and May 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2015 and 2014, (iv)  Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2015 and 2014, (v) Condensed Consolidated Statement of Changes in Equity for the nine months ended February 28, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.