Form 10-K
period 2015-05-31
AAR CORP
filed 2015-07-15
CIK 1750

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2015 or
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
Yes ☐ No ☒

         The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $962 million (based upon the closing price of the Common Stock at November 28, 2014 as reported on the New York Stock Exchange).

         On June 30, 2015, there were 35,366,407 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the Company's proxy statement for the Company's 2015 Annual Meeting of Stockholders, to be held October 13, 2015, are incorporated by reference in Part III of this report.

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

        Upon completing our annual strategic review process and assessing our markets, we entered fiscal 2015 with a mission to narrow our focus, excel as an independent services provider to the global commercial aviation and government and defense markets, strengthen our balance sheet, and improve shareholder return. The comprehensive plan included exploring selling certain manufacturing businesses and as the year progressed included a review of our underperforming product lines and inventories in our services businesses to determine which product areas to focus on going forward. The first phase of this transformation included the sale of the Telair Cargo Group for $725 million in the fourth quarter of fiscal 2015 which resulted in a pre-tax gain (net of transaction expenses and fees) of $198.6 million. The gain excludes $35 million of contingent consideration which could be realized prior to December 31, 2015. Our plans further called for us to sell our Precision Systems Manufacturing ("PSM") business, comprised of our metal and composite machined and fabricated parts manufacturing operations. During fiscal 2015, we recognized total impairment charges of $57.5 million to reduce the carrying value of PSM's net assets to their expected value at time of sale.

        The product lines and inventories identified as underperforming or not part of our strategy going forward in our services businesses included certain aircraft in our aircraft lease portfolio, inventory and rotable assets in our supply chain and maintenance, repair and overhaul ("MRO") operations, and certain aircraft and inventory in our expeditionary airlift business. We recognized $71.4 million in impairment charges and other losses in fiscal 2015 from these actions while at the same time generating approximately $57.1 million of cash.

        By executing this plan, we strengthened our balance sheet and returned capital to shareholders. Using the proceeds from the sale of the Telair Cargo Group and other assets, we reduced our total debt from $634.0 million at May 31, 2014 to $154.0 million at May 31, 2015. Taking into consideration cash on hand, our net debt position at May 31, 2015 is $99.3 million. In addition, we acquired 4,682,620 of our common shares during fiscal 2015 for an aggregate cost of $151.5 million, and paid $12.5 million in dividends.

        As we enter fiscal 2016, we find ourselves in a strong financial position to build out our strategy as a best in class aviation and expeditionary services company. Our cash on hand plus unused capacity on our Credit Agreement is $490 million at May 31, 2015. We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.

        Prior to the third quarter of fiscal 2015, we reported our activities in the following two business segments: Aviation Services comprised of our supply chain, MRO, and airlift activities and Technology Products comprised of our Telair Cargo Group, Precision Systems Manufacturing, and mobility businesses.

        With the decisions to sell Telair Cargo Group and PSM in the third quarter of fiscal 2015, we reported those businesses as discontinued operations for all periods presented. We also revised our reportable segments to align to our new organizational structure. We now report our results in two new segments: Aviation Services, comprised of supply chain and MRO activities and Expeditionary Services, comprised of airlift and mobility activities. This new presentation reflects the way our chief operating decision making officer (Chief Executive Officer) now evaluates performance and our internal organizational and management structure.

Business Segments

Aviation Services

        The Aviation Services segment provides aftermarket support and services for the commercial aviation and government and defense markets and accounted for 83%, 72%, and 69% of our sales in fiscal 2015, 2014, and 2013, respectively. In this segment, we also provide inventory management and distribution services, MRO, and engineering services. Business activities in this segment are primarily conducted through AAR Parts Trading, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Allen Services, Inc. (a wholly-owned subsidiary of AAR Parts Trading, Inc.); AAR Landing Gear LLC; and AAR International, Inc.

        We sell and lease a wide variety of new, overhauled and repaired engine and airframe parts and components to our commercial aviation and government/defense customers.

        We provide customized inventory supply and management, warranty claim management, and outsourcing programs for engine and airframe parts and components in support of our airline and government customers' maintenance activities. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, and parts and component repair and overhaul. We are also an authorized distributor for more than 60 leading aviation product manufacturers.

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

        We operate six airframe maintenance facilities and one landing gear overhaul facility. Our landing gear overhaul facility is in Miami, Florida, where we repair and overhaul landing gear, wheels, brakes, and actuators for different types of commercial and military aircraft. Our airframe maintenance facilities are in Indianapolis, Indiana; Oklahoma City, Oklahoma; Duluth, Minnesota; Miami, Florida; and Lake Charles, Louisiana. During fiscal 2015, we also operated a regional aircraft maintenance facility in Hot Springs, Arkansas. On June 24, 2015, we announced our plan to close this facility and transfer its operations to our Oklahoma City facility. We expect to incur approximately $1.5 million of exit-related costs in fiscal 2016 comprised of severance, relocation, lease termination fees and other exit costs.

        Activities in our Aviation Services segment also include the sale and lease of used commercial aircraft. Each sale or lease is negotiated as a separate agreement which includes term, price, representations, warranties, and lease return provisions. During fiscal 2015, we sold our last two remaining wholly-owned aircraft and one aircraft owned with joint venture partners. At May 31, 2015, our remaining portfolio consisted of three aircraft owned through joint ventures.

        The majority of our sales are made pursuant to standard commercial purchase orders. U.S. government sales are generally made under standard types of government contracts, including definite contracts which call for the performance of specified services or the delivery of specified products and ID/IQ (i.e., indefinite delivery/indefinite quantity) contracts. Certain inventory supply and management and performance-based logistics program agreements reflect negotiated terms and conditions.

        To support activities within the Aviation Services segment, we acquire aviation parts and components from domestic and foreign airlines, independent aviation service companies, aircraft leasing companies, and original equipment manufacturers ("OEM"s). We have ongoing arrangements with OEMs that provide us access to parts, repair manuals, and service bulletins in support of parts manufactured by them. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price, and delivery. From time to time, we purchase engines for disassembly into individual parts and components. These engines may be leased to airlines on a short-term basis prior to disassembly.

Expeditionary Services

        The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the DoD, foreign governments and non-governmental organizations. The Expeditionary Services segment accounted for 17%, 28%, and 31% of our sales in fiscal 2015, 2014, and 2013, respectively. Business activities in this segment are primarily conducted through AAR Airlift Group, Inc.; AAR Manufacturing, Inc. and Brown International Corporation (a wholly-owned subsidiary of AAR Manufacturing, Inc.).

        We provide expeditionary airlift services to the United States and other government customers. Our expeditionary airlift services provide fixed- and rotary-wing flight operations, transporting personnel and cargo principally in support of the DoD. We operate and maintain a fleet of special mission customized fixed- and rotary-wing aircraft, principally in Afghanistan, Iraq, Northern Africa, and Western Pacific regions. We hold FAR Part 133 and 135 certificates to operate aircraft and a FAR Part 145 certificate to operate a repair station. We are also Commercial Airlift Review Board certified with the DoD.

        We design, manufacture, and repair transportation pallets, and a wide variety of containers and shelters used in support of military and humanitarian tactical deployment activities. The containers and shelters are used in numerous mission requirements, including armories, supply and parts storage, refrigeration systems, tactical operation centers, briefing rooms, laundry and kitchen facilities, water treatment, and sleeping quarters. Shelters include both stationary and vehicle-mounted applications.

        We also provide engineering, design, and system integration services for specialized command and control systems.

        Sales in this segment are made to customers pursuant to standard commercial purchase orders and contracts. U.S. government sales are generally made under standard types of government contracts, including definite contracts which call for the performance of specified services or the delivery of specified products and ID/IQ (i.e., indefinite delivery/indefinite quantity) contracts. The majority of our products and services are procured via definite contracts. We purchase raw materials for this segment, including steel, aluminum, extrusions, and other necessary supplies from several vendors.

Raw Materials

        Although we generated 56% of our fiscal 2015 sales from products, our businesses are generally engaged in only limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing for raw materials. Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources for each segment at competitive prices, terms, and conditions; we expect to be able to continue to do so.

Terms of Sale

        We generally sell our products under standard 30-day payment terms. On occasion, certain customers, principally foreign customers, will negotiate extended payment terms of 60-90 days. Except for customary warranty provisions, customers neither have the right to return products nor do they have the right to extended financing. Our contracts with the DoD and its contractors and other governmental agencies are typically firm agreements to provide products and services at a fixed price or on a time and material basis, and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer.

Customers

        We primarily market and sell products and services through our own employees. In certain markets outside of the United States, we rely on foreign sales agents to assist in the sale of our products and services.

        The principal customers for our products and services in the Aviation Services segment are domestic and foreign commercial airlines, domestic and foreign freight airlines, regional and commuter airlines, business and general aviation operators, OEMs, aircraft leasing companies, aftermarket aviation support companies, the DoD and its contractors, and foreign military organizations or governments. In the Expeditionary Services segment, our principal customers include the DoD and its contractors and foreign governmental and defense organizations.

        Sales of aviation products and services to our commercial airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules), the number of airline operators, the general economy, and the level of sales of new and used aircraft. Sales to the DoD and other government agencies are subject to a number of factors, including the level of troop deployment worldwide, government funding, competitive bidding, and requirements generated by worldwide geopolitical events.

Sales to Government and Defense Customers

        Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $589.8 million (37.0% of consolidated sales), $777.5 million (45.4% of consolidated sales) and $808.0 million (44.7% of consolidated sales) in fiscal 2015, 2014 and 2013, respectively. Sales to branches, agencies, and departments of the U.S. government and their contractors were $493.1 million (30.9% of consolidated sales), $661.7 million (38.7% of consolidated sales), and $733.7 million (40.6% of consolidated sales) in fiscal 2015, 2014, and 2013, respectively. Sales to government and defense customers are reported in each of our reportable segments (See Note 13 of Notes to Consolidated Financial Statements). Since such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government contracts are for products and services supporting the DoD logistics and mobility strategy, as well as for expeditionary airlift services. Thus, our government contracts have changed, and may continue to change, with fluctuations in defense and other governmental agency spending. Our government contracts are also subject to termination by the customer; in the event of such a termination we would be entitled to recover all allowable costs incurred by us through the date of termination.

Government Regulation and Certificates

        The Federal Aviation Administration ("FAA") regulates the manufacture, repair, distribution, and operation of all aircraft and aircraft parts operated in the United States. Similar rules and regulatory authorities exist in other countries. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA requires that various maintenance routines be performed on aircraft engines, certain engine parts, and airframes at regular intervals based on cycles or flight time. Our businesses which sell defense products and services directly to the U.S. government or through its contractors can be subject to various laws and regulations governing pricing and other factors.

        We have 13 FAA certificated repair stations in the United States and Europe. Of the 13 certificated FAA repair stations, seven are also European Aviation Safety Agency ("EASA") certificated repair stations. Such certificates, which are ongoing in duration, are required for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 13 FAA certificated repair stations, 12 are in the Aviation Services segment and one is in the Expeditionary Services segment. The seven EASA certificated repair stations are in the Aviation Services segment. We also hold FAR Part 133 and 135 certificates to operate aircraft in our Expeditionary Services segment. We are also Commercial Airlift Review Board certified with the DoD. We believe that we possess all licenses and certifications that are material to the conduct of our business. During fiscal 2015, we operated a regional aircraft maintenance facility in Hot Springs, Arkansas. On June 24, 2015, we announced our plan to close this facility and transfer its operations to our Oklahoma City facility. Once this facility is closed, we will have 12 FAA certificated repair stations.

Competition

        Competition in each of our markets is based on quality, ability to provide a broad range of products and services, speed of delivery, and price. Competitors in our Aviation Services segment include OEMs, the service divisions of large commercial airlines, and other independent suppliers of parts, repair, and overhaul services to the commercial and defense markets. Our Expeditionary Services segment competes with domestic and foreign contracting companies and a number of divisions of large corporations and other large and small companies. Although certain of our competitors have substantially greater financial and other resources than we do, we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to quality, and our unique combination of market expertise and technical and financial capabilities.

Backlog

        Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts. At May 31, 2015, backlog was approximately $950.6 million compared to $811.7 million at May 31, 2014. Approximately $450.7 million of our May 31, 2015 backlog is expected to be filled within the next 12 months.

Employees

        At May 31, 2015, we employed approximately 4,850 employees worldwide, of which approximately 150 employees are subject to a collective bargaining agreement. We also retain approximately 900 contract workers, the majority of whom are located at our airframe maintenance facilities.

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

        As a provider of products and services to the commercial aviation industry, we are greatly affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected in the past by geopolitical events, high fuel and oil prices, lack of capital, and weak economic conditions. In addition, as a result of these and other events, from time to time certain of our customers have filed for bankruptcy protection or ceased operation. The impact of instability in the global financial markets may lead airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, engines, and aircraft.

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

        Our sales to branches, agencies and departments of the U.S. government and their contractors were $493.1 million (30.9% of consolidated sales) in fiscal 2015 (See Note 13 of Notes to Consolidated Financial Statements). The majority of our U.S. government contracts is for products and services supporting DoD logistics and mobility strategy, as well as for expeditionary airlift services and is, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government, including the DoD and its contractors, are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding, requirements generated by world events, and budgetary constraints.

        Defense funding continues to face pressure due to U.S. budget deficit challenges. Congress enacted the Budget Control Act of 2011 ("Budget Act"), which reduced defense spending by a minimum of $487 billion over a ten-year period that began in the government's fiscal year 2012. The Budget Act also provided that the defense budget would face "sequestration" cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. The impact of sequestration cuts was reduced with respect to the government's fiscal years 2014 and 2015 following the enactment of The Bipartisan Budget Act in December 2013. However, significant uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. government discretionary spending levels will continue to be constrained, including risk of future sequestration cuts.

        Future congressional appropriation and authorization of defense spending and the application of sequestration remain marked by significant debate and an uncertain schedule. The federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these debates could have a significant impact on defense spending broadly and programs we support in particular.

        If the existing federal debt limit is not raised, we may be required to continue to perform for some period of time on certain of our U.S. government contracts even if the U.S. government is unable to make timely payments. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions could result in reductions, cancellations, and/or delays of existing contracts or programs which could adversely affect our results of operations and financial condition.

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

        We currently perform airframe maintenance, repair and overhaul activities at six leased facilities one of which is in the process of being closed. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. In addition, certain airlines operate certain new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft nor technicians trained and certified to perform the required airframe maintenance, repair and overhaul activities. If either the number of aircraft operating or the level of outsourcing of maintenance activities declines, we may not be able to execute our operational and financial plans at our maintenance, repair and overhaul facilities, which could adversely affect our results of operations and financial condition.

We operate in highly competitive markets, and competitive pressures may adversely affect us.

        The markets for our products and services to our commercial, government, and defense customers are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft manufacturers, aircraft component and parts manufacturers, airline and aircraft service companies, other companies providing maintenance, repair and overhaul services, other aircraft spare parts distributors and redistributors, and other expeditionary airlift service providers. Some of our competitors have substantially greater financial and other resources than we have and others may price their products and services below our selling prices. We believe that our ability to compete depends on superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing and effective quality assurance programs.

        Our government customers, including the DoD, may turn to commercial contractors, rather than traditional defense contractors, for certain work, or may utilize small business contractors or determine to source work internally rather than use us. We are also impacted by bid protests from unsuccessful bidders on new program awards. Bid protests could result in significant expense for us, contract modifications, or the award decision being overturned and loss of the contract award. Even where a bid protest does not result in the loss of an award, the resolution can extend the time until the contract activity can begin, and delay earnings. These competitive pressures, with potential impacts on both our commercial and government business, could adversely affect our results of operations and financial condition.

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

If we fail to comply with government procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

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

A significant portion of our expeditionary airlift revenue is derived from providing expeditionary airlift services in Afghanistan.

        Our expeditionary airlift business derives a significant portion of its revenue from providing expeditionary airlift services in Afghanistan for the DoD. The U.S. has been reducing military activities in Afghanistan and began calendar year 2015 with approximately 10,000 military personnel in Afghanistan. The U.S. government previously announced plans to reduce the number of troops in Afghanistan by approximately half before the end of calendar year 2016. Recent indications are that the reduction in troops may be slower than previously communicated. Our expeditionary airlift services revenue will likely experience further declines as troop reductions occur in Afghanistan.

        We are bidding on expeditionary airlift contracts in other regions supporting both DoD and non-DoD customers, although there can be no assurance we will be awarded any of these contracts. Although we expect ongoing demand for expeditionary airlift services in Afghanistan and other regions from the DoD and other governmental departments, we are exposed to the risk that our expeditionary airlift revenues may further decline if contracts are not renewed, renewed only in part, or are terminated, which could adversely affect our results of operations and financial condition. If we are unable to successfully redeploy aircraft not actively supporting current customers at favorable rates or sell them on favorable terms, it could have a material adverse effect on our business, results of operations and financial condition.

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

  •
  compliance with the U.S. Foreign Corrupt Practices Act, UK Anti-bribery Act, and other anti-bribery laws;

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

        While we have adopted and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business internationally, we cannot ensure that such measures will be adequate or that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all.

Acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

        We explore and have discussions with third parties regarding acquisitions on a regular basis. Acquisitions involve risks, including difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. In addition, acquisitions often require substantial management resources and have the potential to divert our attention from our existing business. For any businesses we may acquire in the future, we may not be able to execute our operational, financial, or integration plans for the acquired businesses, which could adversely affect our results of operations and financial condition.

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

        We own and distribute a significant amount of aircraft, aircraft parts and components, and manufacturing facilities and related equipment. The removal of aircraft from service or recurring losses in certain operations could require us to evaluate the recoverability of the carrying value of those assets and record an impairment charge through earnings to reduce the carrying value. We recognized impairment charges and other losses of $71.4 million in fiscal 2015 related to our actions to address underperforming product lines and inventories. In addition, if aircraft or engines for which we offer replacement parts or supply repair and overhaul services are retired and there are fewer aircraft that require these parts or services, our revenues may decline.

        We have recorded goodwill and other intangible assets related to acquisitions. If we are unable to achieve the projected levels of operating results, it may be necessary to record an impairment charge to reduce the carrying value of goodwill and related intangible assets. Similarly, if we were to lose a key customer or one of our airframe maintenance or landing gear facilities were to lose its authority to operate, we might be required to record an impairment charge.

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

        Our business exposes us to possible claims for property damage and bodily injury or death which may result if an engine, engine part or component, airframe part or accessory, or any other aviation product which we have sold, manufactured, or repaired fails, or if an aircraft we operated, serviced, or in which our products are installed, crashes we carry substantial liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, claims may arise in the future, and our insurance coverage may not be adequate to protect us in all circumstances. Additionally, we might not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability claim not covered by adequate insurance could adversely affect our results of operations and financial condition.

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

        We are dependent on an educated and highly skilled workforce, because of the complex nature of many of our products and services. Furthermore, we have a collective bargaining agreement covering approximately 150 employees. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage. These and similar events may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        In the Aviation Services segment, we conduct inventory management and distribution activities from our headquarters in Wood Dale, Illinois, which we own subject to a mortgage. In addition to warehouse space, this facility includes executive, sales and administrative offices. Our principal maintenance, repair, overhaul, and engineering activities for this segment are conducted at facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Duluth, Minnesota; and Lake Charles, Louisiana. During fiscal 2015, we also operated a leased regional aircraft maintenance facility in Hot Springs, Arkansas. On June 24, 2015, we announced our plan to close this facility and transfer its operations to our Oklahoma City facility.

        We also lease facilities in Garden City, New York; Jacksonville, Florida; and London, England, and own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Services segment.

        Our principal activities in the Expeditionary Services segment are conducted at facilities we lease in Melbourne, Florida and own in Cadillac, Michigan and Goldsboro, North Carolina.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	62	Chairman and Chief Executive Officer, Director
Timothy J. Romenesko	58	President and Chief Operating Officer—Expeditionary Services, Director
John C. Fortson	48	Vice President, Chief Financial Officer and Treasurer
Robert J. Regan	57	Vice President, General Counsel and Secretary
Michael J. Sharp	53	Vice President, Controller and Chief Accounting Officer
John Holmes	38	Chief Operating Officer—Aviation Services

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

        Mr. Romenesko is President and Chief Operating Officer—Expeditionary Services, having served in that capacity since June 2015. Previously, he served as President and Chief Operating Officer of the Company from 2007, and Vice President and Chief Financial Officer from 1994 to 2007. Mr. Romenesko also served as Controller from 1991 to 1995, and in various other positions since joining AAR in 1981. Mr. Romenesko has been a director of the Company since 2007.

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

        Mr. Holmes is Chief Operating Officer—Aviation Services, having served in that capacity since February 2015. Mr. Holmes previously served as Group Vice President, Aviation Services—Inventory Management and Distribution since 2012, General Manager and Division President of our Allen Asset Management business since 2003, and in various other positions since joining the Company in September 2001.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "AIR." On July 1, 2015, there were approximately 1,061 holders of common stock, including participants in security position listings.

        The following table shows the range of prices for our common stock and the amount of dividends declared per share during each quarter of our last two fiscal years:

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Market price
High	$28.33	$29.05	$31.93	$34.24	$34.24
Low	23.74	22.37	25.04	29.18	22.37
Dividends declared	0.075	0.075	0.075	0.075	0.30

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Market price
High	$25.84	$31.30	$30.56	$31.05	$31.30
Low	20.06	25.51	25.91	24.22	20.06
Dividends declared	0.075	0.075	0.075	0.075	0.30

Stockholder Return Performance Graph

        The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock on May 31, 2010 to the Standard and Poor's ("S&P") 500 Index and the Proxy Peer Groups.

Comparison of Cumulative Five Year Total Return

        The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market. The Proxy Peer Group companies are listed as follows:

Aerojet Rocketdyne Holdings, Inc.[1]	Moog Inc.
Applied Industrial Technologies, Inc.	Orbital ATK, Inc.[2]
B/E Aerospace, Inc.	Rockwell Collins, Inc.
Crane Co.	Spirit AeroSystems Holdings
Cubic Corporation	Teledyne Technologies Incorporated
Curtiss-Wright Corporation	TransDigm Group Inc.
Esterline Technologies Corporation	Triumph Group, Inc.
Hexcel Corporation	Woodward, Inc.[1]
Kaman Corporation	Wesco International, Inc.[1]
Kratos Defense & Security

1
These companies are new peer group companies added during fiscal 2015.

2
Orbital ATK, Inc. is the successor entity to the merger of Alliant Techsystems, Inc. (included in our Proxy Peer Group in fiscal 2014) and Orbital Sciences Corporation.

        Kennametal, Inc. and MSC Industrial Direct Co., Inc. are no longer included in our Proxy Peer Group. The Company annually revisits the composition of the peer group to ensure that the Company's performance is measured against those of comparably-sized and situated companies. The mix of the Company's commercial and defense businesses presents a challenge in constructing a peer group, given that many defense contractors have substantially greater resources than the Company.

Issuer Purchases of Equity Securities

        The following table provides information about purchases we made during the quarter ended May 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/1/2015 - 3/31/2015	—	$—	—
4/1/2015 - 4/30/2015	496,660	30.40	496,660
5/1/2015 - 5/31/2015	4,185,960	31.90	4,185,960

Total	4,682,620	$31.74	4,682,620	$101,336,732

1
On March 16, 2015, we announced a new Board of Directors authorization to purchase up to $250 million of our common stock with no expiration date. The shares in May were purchased pursuant to a tender offer completed on May 29, 2015.

ITEM 6.    SELECTED FINANCIAL DATA
(In millions, except per share amounts)

	For the Year Ended May 31,
	2015	2014	2013	2012	2011
RESULTS OF OPERATIONS[1]
Sales	$1,594.3	$1,709.1	$1,807.9	$1,865.7	$1,723.9
Gross profit[2]	159.3	288.9	259.5	287.7	295.5
Operating income (loss)[2]	(11.9)	125.6	102.2	118.4	129.4
(Loss) gain on extinguishment of debt[3]	(44.9)	—	(0.3)	(0.7)	0.1
Interest expense	26.5	28.3	29.1	30.2	27.6
Income (Loss) from continuing operations	(54.5)	67.2	48.8	64.9	69.1
Income from discontinued operations[4]	64.7	5.7	6.2	2.8	0.7
Net income attributable to AAR	10.2	72.9	55.0	67.7	69.8

Share data:
Earnings per share—basic:
Earnings (Loss) from continuing operations	$(1.40)	$1.70	$1.23	$1.61	$1.74
Earnings from discontinued operations	1.66	0.15	0.15	0.07	0.02

Earnings per share—basic	$0.26	$1.85	$1.38	$1.68	$1.76

Earnings per share—diluted:
Earnings (Loss) from continuing operations	$(1.40)	$1.68	$1.23	$1.58	$1.71
Earnings from discontinued operations	1.64	0.15	0.15	0.07	0.02

Earnings per share—diluted	$0.24	$1.83	$1.38	$1.65	$1.73

Cash dividends declared per share	$0.30	$0.30	$0.30	$0.30	$0.08
Weighted average common shares outstanding—basic	39.1	38.6	38.3	38.8	38.4

Weighted average common shares outstanding—diluted	39.4	39.1	40.6	43.1	43.6

	May 31,
	2015	2014	2013	2012	2011
FINANCIAL POSITION
Total cash and cash equivalents	$54.7	$89.2	$75.3	$67.7	$57.4
Working capital	542.1	709.3	644.7	590.1	498.0
Total assets	1,515.0	2,194.0	2,136.9	2,195.7	1,703.7
Total debt[3]	154.0	634.0	708.6	792.2	425.3
Equity[5]	845.1	1,000.7	919.5	866.0	835.3

Number of shares outstanding at end of year[4]	35.4	39.6	39.4	40.3	39.8

Book value per share of common stock	$23.87	$25.27	$23.34	$21.50	$21.00

Notes:

1
Telair Cargo Group and Precision Systems Manufacturing have been reported as discontinued operations in the results of operations for all periods presented.

2
In fiscal 2015, we recognized $71.4 million in impairment charges and other losses related to product lines and inventories identified as underperforming or not part of our strategy going forward. These actions included aircraft in our aircraft lease portfolio, inventory in our supply chain and MRO operations, and certain aircraft and inventory in our expeditionary airlift business.

  In fiscal 2013, we recorded a $29.8 million charge due to lower revenue and profit expectations on a contract supporting the KC10 aircraft as a result of lower than expected flight hours of the KC10 aircraft and changes to our anticipated recovery of costs in excess of amounts billed within this contract.

3
In fiscal 2015, we redeemed our $325 million 7.25% Senior Notes due 2022 for $370.6 million. We recognized a loss on extinguishment of debt of $44.9 million comprised of a make-whole premium of $45.6 million and unamortized deferred financing costs of $6.2 million, partially offset by an unamortized net premium of $6.9 million.

4
In fiscal 2015, we sold our Telair Cargo Group for $725 million resulting in a $198.6 million pre-tax gain. In addition, we announced our intention to sell our PSM business and recognized impairment charges of $57.5 million to reduce the carrying value of PSM business's net assets to their expected value at the time of sale.

5
On May 29, 2015, we repurchased 4,185,960 shares of our common stock at a price of $31.90 per share pursuant to a tender offer utilizing $133.5 million cash on hand. Fees and expenses of $1.2 million were incurred related to the tender offer and were recorded in treasury stock.

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

General Overview

        Upon completing our annual strategic review process and assessing our markets, we entered fiscal 2015 with a mission to narrow our focus, excel as an independent services provider to the global commercial aviation and government and defense markets, strengthen our balance sheet, and improve shareholder return. The comprehensive plan included exploring selling certain manufacturing businesses and as the year progressed included a review of our underperforming product lines and inventories in our services businesses to determine which product areas to focus on going forward. The first phase of this transformation included the sale of the Telair Cargo Group for $725 million in the fourth quarter of fiscal 2015 which resulted in a pre-tax gain (net of transaction expenses and fees) of $198.6 million. The gain excludes $35 million of contingent consideration which could be realized prior to December 31, 2015. Our plans further called for us to sell our Precision Systems Manufacturing ("PSM") business, comprised of our metal and composite machined and fabricated parts manufacturing operations. During fiscal 2015, we recognized total impairment charges of $57.5 million to reduce the carrying value of PSM's net assets to their expected value at time of sale.

        The product lines and inventories identified as underperforming or not part of our strategy going forward in our services businesses included certain aircraft in our aircraft lease portfolio, inventory and rotable assets in our supply chain and maintenance, repair and overhaul ("MRO") operations, and certain aircraft and inventory in our expeditionary airlift business. We recognized $71.4 million in impairment charges and other losses in fiscal 2015 from these actions while at the same time generating approximately $57.1 million of cash.

        By executing this plan, we strengthened our balance sheet and returned capital to shareholders. Using the proceeds from the sale of the Telair Cargo Group and other assets, we reduced our total debt from $634.0 million at May 31, 2014 to $154.0 million at May 31, 2015. Taking into consideration cash on hand, our net debt position at May 31, 2015 is $99.3 million. In addition, we acquired 4,682,620 of our common shares during fiscal 2015 for an aggregate cost of $151.5 million, and paid $12.5 million in dividends.

        As we enter fiscal 2016, we find ourselves in a strong financial position to build out our strategy as a best in class aviation and expeditionary services company. Our cash on hand plus unused capacity on our Credit Agreement is $490 million at May 31, 2015. We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.

  Changes in Segment Presentation

        We began reporting our Telair Cargo Group and PSM businesses as discontinued operations in the third quarter of fiscal 2015. The decision to sell these two businesses was an important strategic step to position us as a pure-play, industry-leading global aviation and expeditionary services company and will allow us to focus our resources where we see the best opportunities.

        Prior to the decision to sell these two businesses, we reported our activities in the following two business segments: Aviation Services comprised of our supply chain, maintenance, repair and overhaul ("MRO") and airlift activities and Technology Products comprised of our Telair Cargo Group, Precision Systems Manufacturing, and mobility businesses.

        As a result of the decision to divest the Telair Cargo Group and PSM, we have revised our reportable segments to align to our new organizational structure. We now report our results in two new segments: Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of airlift and mobility activities. This new presentation reflects the way our chief operating decision making officer (Chief Executive Officer) now evaluates performance and our internal organizational and management structure.

        The Aviation Services segment consists of businesses that provide spares and maintenance support for aircraft operated by our commercial and government/defense customers. Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets. We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications. The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components. We also sell and lease used commercial aircraft (exclusively through joint ventures following the sale of our last two wholly-owned aircraft in the fourth quarter of fiscal 2015). Cost of sales consists principally of the cost of product, direct labor, and overhead.

        The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. DoD, foreign governments and non-governmental organizations. Sales in the Expeditionary Services segment are derived from the delivery of airlift services to mostly government and defense customers and the design and manufacture of pallets, shelters, and containers used to support the U.S. military's requirements for a mobile and agile force. We also provide system integration services for specialized command and control systems. Cost of sales consists principally of aircraft maintenance costs, depreciation, the cost of material to manufacture products, direct labor and overhead.

        Segment results have been reclassified to reflect our new segment presentation for all periods presented. The Telair Cargo Group and PSM businesses have been reported as discontinued operations for all periods presented.

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

Business Trends and Outlook for Fiscal 2016

        Consolidated sales for fiscal 2015 decreased $114.8 million or 6.7% compared to the prior year primarily due to a decrease of $187.7 million or 24.1% in sales to government and defense customers. The reduction in sales to government and defense customers was primarily due to a $206.6 million decline in sales within our Expeditionary Services segment to government and defense customers. The DoD's reduced role in Afghanistan as a result of the troop drawdown has had a significant impact on our expeditionary airlift services operations in Afghanistan. At the beginning of fiscal 2014, we had 40 aircraft contract positions which reduced to 20 positions by the end of fiscal 2014. We were largely able to offset additional contract terminations in Afghanistan during fiscal 2015 with new contract positions in Africa and ended fiscal 2015 at 19 aircraft positions.

        We believe that the pipeline of opportunities in the airlift services market will enable us to return our idled aircraft to revenue service. In March 2015, we were awarded a contract from the United Nations for passenger and cargo air charter services in support of the MONUSCO operation, the United Nations Organization Stabilization Mission in the Democratic Republic of Congo. We also expect to have aircraft in revenue service in Iraq in early fiscal 2016 which represents a new geography for our expeditionary airlift services business.

        During fiscal 2015, sales to commercial customers increased $72.9 million or 7.8% compared to the prior year driven primarily by higher supply chain volumes principally from new contract wins announced in the second half of fiscal 2014. This increase was partially offset by a significant engineering services program that ended in the second quarter of fiscal 2014 which represented $14.6 million of sales in the prior period. We also experienced a decrease in sales of $13.7 million related to lower volumes in our maintenance, repair and overhaul services businesses.

        For fiscal 2016, we expect to see continued growth in our aviation services platform given their strong positions in the growing global aviation market which should benefit commercial sales in our Aviation Services segment. We believe there continues to be a favorable trend by both commercial and government and defense customers for comprehensive supply chain and maintenance programs, as these customers continue to seek ways to reduce their operating cost structure. As part of our three phased transformation in fiscal 2015, we have reorganized the sales and business development areas and other functions within our Aviation Services segment to capitalize on our comprehensive supply chain and maintenance solutions. While defense budgets are expected to remain under pressure due to budgetary constraints and the current geopolitical environment, we see ongoing demand for our low cost solutions, products and services.

Results of Operations—Fiscal 2015 Compared with Fiscal 2014

        Sales and gross profit for our two business segments for the two years ended May 31, 2015 and 2014 were as follows:

	For the Year Ended May 31,
	2015	2014	% Change
Sales:
Aviation Services
Commercial	$985.7	$919.9	7.2%
Defense	330.4	311.3	6.1%

	$1,316.1	$1,231.2	6.9%

Expeditionary Services
Commercial	$18.8	$11.7	60.7%
Defense	259.4	466.2	(44.4)%

	$278.2	$477.9	(41.8)%

	For the Year Ended May 31,
	2015	2014	% Change
Gross Profit:
Aviation Services
Commercial	$93.5	$137.6	(32.0)%
Defense	50.3	34.9	44.1%

	$143.8	$172.5	(16.6)%

Expeditionary Services
Commercial	$1.5	$1.0	50.0%
Defense	14.0	115.4	(87.9)%

	$15.5	$116.4	(86.7)%

  Aviation Services Segment

        Sales in the Aviation Services segment increased $84.9 million or 6.9% over the prior year due to a $65.8 million or 7.2% increase in sales to commercial customers. The increase in sales to commercial customers was primarily attributable to higher supply chain volumes due principally to new contract wins announced in the second half of fiscal 2014. This increase was partially offset by lower volumes in our maintenance, repair and overhaul facilities driven by overcapacity in the market which reduced sales by $13.7 million from the prior period. In addition, a significant engineering services program ended in the second quarter of fiscal 2014 with sales of $14.6 million in fiscal 2014.

        During fiscal 2015, sales in this segment to government and defense customers increased $19.1 million or 6.1% over the prior year primarily due to higher supply chain volumes in our defense logistics business of $46.5 million over the prior period. This increase was largely offset by no deliveries of aircraft to government customers in fiscal 2015 compared to the delivery of three aircraft to government customers in fiscal 2014.

        Gross profit in the Aviation Services segment decreased $28.7 million or 16.6%. Gross profit on sales to commercial customers decreased $44.1 million or 32.0% from the prior year primarily driven by actions related to underperforming inventories and divesting assets no longer part of our strategy going forward. These actions included an impairment charge of $19.5 million for rotable assets and inventory supporting certain product lines we are exiting in our landing gear business, the sale of our last two remaining wholly-owned aircraft in our aircraft leasing portfolio resulting in a loss of $14.8 million, and actions to address underperforming inventories and equipment available for lease resulting in losses in the fourth quarter of fiscal 2015 of $24.0 million.

        The gross profit margin on sales to commercial customers decreased to 9.5% compared to 15.0% in the prior year primarily as a result of the actions discussed above and a decline in gross profit margins in our MRO businesses due to reduced volumes.

        Gross profit in this segment on sales to government and defense customers increased $15.4 million or 44.1% over the prior year with stronger volumes in our defense logistics business contributing the majority of the increase. Gross profit margin increased from 11.2% to 15.2% primarily due to these increased volumes.

  Expeditionary Services Segment

        Sales in the Expeditionary Services segment decreased $199.7 million or 41.8% over the prior year period. The decrease in sales was due to a $155.5 million decrease in sales from our expeditionary airlift services business from the reduction in aircraft positions in Afghanistan. Lower demand for mobility products represented the remainder of the decrease in sales in the Expeditionary Services segment as the DoD reduced its purchases of these products due to reduced troop activity.

        Gross profit in the Expeditionary Services segment decreased $100.9 million or 86.7% with the reduction in aircraft positions comprising the majority of the decrease in gross profit. Fiscal 2015 gross profit also included impairment charges of $8.9 million in our expeditionary airlift services business for inventory, rotable assets and aircraft which were subsequently sold or currently available for sale. The lower sales volumes at our mobility products business also contributed $18.4 million to the gross profit decrease.

  Selling, General and Administrative Expenses and Earnings from Aircraft Joint Ventures

        Selling, general and administrative expenses increased $5.1 million in fiscal 2015 primarily as a result of asset impairment charges on corporate assets of $3.5 million, severance costs of $1.7 million and incremental investments in business development activities. These incremental expenses were partially offset by the realization of benefits from the cost control measures implemented by the Company during fiscal 2014.

        Earnings from aircraft joint ventures decreased $2.8 million primarily attributable to the Company's share of the loss from the sale of one aircraft from our aircraft joint venture portfolio.

  Income Taxes

        Our fiscal 2015 effective income tax rate for continuing operations was 34.3% compared to 32.0% in the prior year period. These effective tax rates reflect the allocation of income tax expense (benefit) across our continuing and discontinued operations. Our fiscal 2014 effective income tax rate for continuing operations included a $2.6 million reduction in income tax expense related to changes in estimates originally used in the tax provision which were adjusted to actual on the federal income tax return. In addition, our higher taxable income in fiscal 2014 provided a greater tax benefit of $1.6 million related to the Domestic Production Activities Deduction in accordance with Internal Revenue Code Section 199.

  Loss on Extinguishment of Debt and Interest Expense

        On April 30, 2015, we redeemed our $325 million 7.25% Senior Notes due 2022 for $370.6 million. We recognized a loss on extinguishment of debt of $44.9 million comprised of a make-whole premium of $45.6 million and unamortized deferred financing costs of $6.2 million, partially offset by an unamortized net premium of $6.9 million. Interest expense decreased $1.8 million in fiscal 2015 primarily as a result of the redemption of the Senior Notes.

Results of Operations—Fiscal 2014 Compared with Fiscal 2013

        Sales and gross profit for our two business segments for the two years ended May 31, 2014 and 2013 were as follows:

	For the Year Ended May 31,
	2014	2013	% Change
Sales:
Aviation Services
Commercial	$919.9	$989.1	(7.0)%
Defense	311.3	257.8	20.8%

	$1,231.2	$1,246.9	(1.3)%

Expeditionary Services
Commercial	$11.7	$10.8	8.3%
Defense	466.2	550.2	(15.3)%

	$477.9	$561.0	(14.8)%

	For the Year Ended May 31,
	2014	2013	% Change
Gross Profit:
Aviation Services
Commercial	$137.6	$141.7	(2.9)%
Defense	34.9	3.4	926%

	$172.5	$145.1	18.9%

Expeditionary Services
Commercial	$1.0	$—	n/a
Defense	115.4	114.4	0.9%

	$116.4	$114.4	1.7%

  Aviation Services Segment

        Sales in the Aviation Services segment decreased $15.7 million or 1.3% from the prior year. The decrease in sales was due to a $69.2 million or 7.0% decrease in sales to our commercial customers primarily attributable to reduced volumes at both our landing gear and engineering services businesses which represented $18.6 million and $19.7 million, respectively, of the decrease in sales from fiscal 2013. The remainder of the decrease in commercial sales is primarily attributable to lower sales in our supply chain activities.

        During fiscal 2014, sales in this segment to government and defense customers increased $53.5 million or 20.8% over the prior year. This increase was primarily due to the delivery of three aircraft in fiscal 2014 compared to only one aircraft delivery in fiscal 2013 which contributed additional sales of $24.0 million and higher supply chain volumes which contributed $43.2 million of the increased sales in fiscal 2014. These increases were partially offset by $10.7 million in lower sales from our component repair activities.

        Gross profit in the Aviation Services segment increased $27.4 million or 18.9%. Gross profit on sales to commercial customers decreased $4.1 million or 2.9% from the prior year with the gross profit margin up slightly to 15.0% in fiscal 2014 compared to 14.3% in fiscal 2013. The decrease in gross profit on sales to commercial customers is primarily attributable to reduced volumes at our landing gear business which reduced gross profit by $7.3 million from fiscal 2013. This decrease was partially offset by $6.2 million of incremental gross profit from our supply chain activities primarily due to the mix of inventories sold.

        Gross profit on sales to government and defense customers increased $31.5 million or 926% over the prior year. Gross profit in fiscal 2013 included a $29.8 million pre-tax charge on the KC10 support contract which did not recur in fiscal 2014. The fiscal 2013 charge was necessary to reflect lower than expected flight hours of the KC10 aircraft. Our gross profit margin on sales to government and defense customers increased from 1.3% in fiscal 2013 to 11.2% in fiscal 2014. Our fiscal 2014 gross profit on sales to government and defense customers was impacted favorably by improved supply chain margins.

  Expeditionary Services Segment

        Sales in the Expeditionary Services segment decreased $83.1 million or 14.8% from the prior year. Sales declined $44.4 million due to lower demand for mobility products from the DoD due to the drawdown of the war effort in Afghanistan. This drawdown in Afghanistan also impacted our expeditionary airlift services as reduced aircraft contract positions decreased sales $38.7 million from fiscal 2013.

        Gross profit in the Expeditionary Services segment increased $2.0 million or 1.7% with the gross profit margin increased from 20.4% in fiscal 2013 to 24.4% in fiscal 2014. The increase in the gross profit margin was primarily attributable to an improved availability rate of fully mission capable fixed- and rotary-wing aircraft in our expeditionary airlift services business.

  Selling, General and Administrative Expenses and Earnings from Aircraft Joint Ventures

        Selling, general and administrative expenses increased $2.3 million or 1.4% in fiscal 2014 compared to fiscal 2013. Selling, general and administrative expenses in fiscal 2013 included a $9.0 million benefit due to the final settlement of the earn-out payment for the acquisition of Airinmar Holdings Limited in fiscal 2012. Excluding the $9.0 million benefit, our selling, general and administrative expenses decreased $6.7 million reflecting the realization of benefits from the cost control measures implemented by the Company during fiscal 2014, including the elimination of certain positions and favorable procurement actions.

        Earnings from aircraft joint ventures decreased $3.7 million, as the prior fiscal year included earnings from the sale of ten aircraft from our aircraft joint venture portfolio.

  Income Taxes

        Our fiscal 2014 effective income tax rate for continuing operations was 32.0% compared to 34.2% in the prior year period. These effective tax rates reflect the allocation of income tax expense (benefit) across our continuing and discontinued operations. Our fiscal 2014 effective income tax rate for continuing operations included a $2.6 million reduction in income tax expense related to changes in estimates originally used in the tax provision which were adjusted to actual on the federal income tax return. In addition, our forecasted taxable income in fiscal 2014 provided a tax benefit of $1.6 million related to the Domestic Production Activities Deduction in accordance with Internal Revenue Code Section 199. Our fiscal 2013 effective income tax rate included a $1.3 million reduction in income tax expense related to the reduction of our state income tax rate from continued implementation of state tax planning strategies. Our state tax planning strategies included new corporate entities, including the restructure of one of our significant business units.

Liquidity, Capital Resources and Financial Position

        As previously discussed, we sold Telair Cargo Group in the fourth quarter of fiscal 2015 which provided net proceeds of $686.1 million after fees and expenses. These proceeds were utilized to execute our strategy of streamlining our capital structure and returning capital to shareholders. On April 30, 2015, we redeemed our $325 million 7.25% Senior Notes due 2022 for $370.6 million. On May 29, 2015, we repurchased 4,185,960 shares of our common stock at a price of $31.90 per share pursuant to a tender offer utilizing $133.5 million cash on hand. Proceeds from the sale were also used to reduce our outstanding balance on our Credit Agreement from $185 million at February 28, 2015 to $50 million at May 31, 2015.

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

        At May 31, 2015, our liquidity and capital resources included cash of $54.7 million and working capital of $542.1 million.

        On March 24, 2015, we entered into an amendment (the "Amendment") to our Credit Agreement dated April 12, 2011, as amended, with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders. Under the terms of the Credit Agreement as in effect prior to the Amendment, the aggregate revolving credit commitment amount under the Credit Agreement was $475 million. The Amendment increased the aggregate revolving credit commitment from $475 million to $500 million and provided that the Company, under certain circumstances, may request an increase to the revolving credit commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.

        The Amendment also extended the maturity of the Credit Agreement by approximately two years to March 24, 2020; deleted the minimum fixed charge coverage ratio; and added a minimum interest coverage ratio.

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

        Borrowings outstanding under the Credit Agreement at May 31, 2015 were $50.0 million and there were approximately $15.4 million of outstanding letters of credit, which reduced the availability of this facility to $434.6 million. There are no other terms or covenants limiting the availability of this facility. We also had $2.7 million available under a foreign line of credit at May 31, 2015.

        We intend to retire maturities due in fiscal 2016 through a combination of cash on hand and borrowings under our Credit Agreement.

        At May 31, 2015, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows—Fiscal 2015 Compared with Fiscal 2014

Cash Flows from Operating Activities

        Net cash used in operating activities was $43.0 million in fiscal 2015 compared to cash provided by operating activities of $139.8 million in fiscal 2014. The decrease of $182.8 million was primarily attributable to lower net income as a result of a $100.9 million reduction in gross profit in our Expeditionary Services segment. Our deferred tax benefit also increased $89.4 million over the prior year primarily resulting from the sale of Telair Cargo Group.

        In addition, inventory and accounts receivable increased $35.0 million and $7.4 million, respectively, in our supply chain business driven by sales growth in fiscal 2015 of 16.8% over the prior fiscal year. The sales growth was principally due to new contract wins announced in the second half of fiscal 2014. These increased uses of cash were partially offset by less investment during fiscal 2015 in equipment on or available for long-term lease as fiscal 2014 included an acquisition of equipment to support new supply chain programs.

Cash Flows from Investing Activities

        Net cash provided by investing activities was $689.2 million in fiscal 2015 compared to a use of cash of $40.9 million in fiscal 2014. The increase of $730.1 million over the comparable prior period was primarily attributable to the proceeds received from the sale of the Telair Cargo Group of $686.1 million after fees and expenses and an advance on a sale-leaseback for two aircraft from our expeditionary airlift business of $40.3 million.

Cash Flows from Financing Activities

        Net cash used in financing activities was $678.1 million in fiscal 2015 compared to $85.9 million in fiscal 2014. The decrease of $592.2 million was primarily attributable to the use of our proceeds from our sale of the Telair Cargo Group to reduce our long-term borrowings by $394.8 million, including the redemption of our $325 million 7.25% Senior Notes for $370.6 million. We also reduced the outstanding balance on our revolving Credit Agreement by $80 million during fiscal 2015. Proceeds from the sale of the Telair Cargo Group were also used to repurchase common stock via a tender offer and other open market purchases which used $151.5 million of cash including fees and expenses.

Cash Flows—Fiscal 2014 Compared with Fiscal 2013

Cash Flows from Operating Activities

        Net cash provided from operating activities was $139.8 million in fiscal 2014 compared to $162.9 million in fiscal 2013. The decrease of $23.1 million was primarily attributable to investments in equipment on or available for long-term lease partially offset by higher earnings.

        Equipment on or available for long-term lease used $41.7 million of cash in fiscal 2014 compared to providing cash of $0.8 million in fiscal 2013. Equipment on or available for long-term lease increased to support new supply chain programs in the Aviation Services segment. In addition, inventories utilized $47.9 million of cash in fiscal 2014 compared to providing $16.1 million of cash in fiscal 2013. The increased utilization of cash for inventories was also attributable to the growth in new customer programs and was largely offset by an increase in accounts payable which provided cash of $20.1 million in fiscal 2014 compared to a utilization of cash of $50.7 million in fiscal 2013.

Cash Flows from Investing Activities

        Net cash used in investing activities was $40.9 million in fiscal 2014 compared to $32.8 million in fiscal 2013 representing an increase of $8.1 million. This increase over the comparable prior period was primarily attributable to higher proceeds in fiscal 2013 over fiscal 2014 from a return of capital from our aircraft joint ventures. This was partially offset by a reduction in capital expenditures which utilized $26.5 million of cash in fiscal 2014 compared to $37.6 million in fiscal 2013.

Cash Flows from Financing Activities

        Net cash used in financing activities was $85.9 million in fiscal 2014 compared to $123.7 million in fiscal 2013. The decrease of $37.8 million was primarily attributable to higher repayments of borrowings in fiscal 2013 compared to fiscal 2014. We also repurchased $13.6 million less treasury stock in fiscal 2014 as compared to fiscal 2013.

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2015 is as follows:

	Payments Due by Period
	Total	Due in Fiscal 2016	Due in Fiscal 2017	Due in Fiscal 2018	Due in Fiscal 2019	Due in Fiscal 2020	After Fiscal 2021
On Balance Sheet:
Debt	$85.8	$60.8	$—	$—	$25.0	$—	$—
Bank borrowings	70.0	10.0	10.0	—	—	50.0	—
Interest[1]	7.6	2.9	1.7	1.4	0.9	0.7	—
Off Balance Sheet:
Facilities and equipment operating leases	103.9	19.7	15.6	11.3	9.9	9.4	38.0
Purchase obligations[2]	244.7	222.6	15.2	4.1	0.1	0.1	2.6
Pension contribution	3.5	3.5	—	—	—	—	—

Notes:

1
Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2015.

2
Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.

        We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2015 was $15.4 million.

Critical Accounting Policies and Significant Estimates

        Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the Consolidated Financial Statements. The most significant estimates made by management include those related to assumptions used in assessing goodwill impairment, adjustments to reduce the value of inventories and certain rotables, revenue recognition, and assumptions used in determining pension plan obligations. Accordingly, actual results could differ materially from those estimates. The following is a summary of the accounting policies considered critical by management.

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

        The accounting standards for goodwill allow for the assessment of qualitative factors, such as macroeconomic conditions, industry and market conditions and entity relevant events or circumstances to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. We did not utilize a qualitative assessment approach as we chose instead to complete the quantitative two-step testing process for each reporting unit. In the first step, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss.

        As of May 31, 2015, we have five reporting units as defined by Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other with only four of the reporting units' assigned goodwill. Our four reporting units with goodwill include two in our Aviation Services segment (Supply Chain and Maintenance, Repair, and Overhaul) and two in our Expeditionary Services segment (Airlift and Mobility). These reporting units align with our new segments and organizational structure which was established in the third quarter of fiscal 2015 concurrent with the decision to divest our Telair Cargo Group and PSM businesses. The reporting units' fair values were all in excess of their carrying values at the time of the realignment which included a reallocation of certain goodwill due to the sale of the Telair Cargo Group and planned disposition of the PSM businesses.

        We estimate the fair value of each reporting unit using an income approach based on discounted cash flows. The assumptions we used to estimate the fair value of our reporting units are based on historical performance as well as forecasts derived from our current business plan. The discounted cash flow valuation approach is highly dependent on certain components of our business plan including estimates of future sales, operating income, depreciation and amortization, income taxes, changes in working capital, and capital expenditures. All of these factors are affected by economic conditions related to the aerospace and defense industries as well as conditions in the global capital markets.

        In addition to the business plan specific assumptions, the expected long-term cash flow growth rates and weighted average cost of capital ("WACC") are significant assumptions in the valuations. The WACC for each reporting unit was comprised of a weighted blend of an estimated rate of return on equity (based on publicly traded companies with business and economic risk characteristics comparable to each of our reporting units, i.e., "Market Participants"), risk-free rate of return based on long-term U.S. Treasury Bond rates, an equity risk premium, and an after-tax rate of return on Market Participants' debt. There were no significant changes to the underlying methods used in fiscal 2015 as compared to the prior year reporting unit valuations.

        Step one of the goodwill impairment tests was completed for all our reporting units with assigned goodwill and the estimated fair value for each reporting unit exceeding its net asset carrying value at our annual measurement date of May 31, 2015. Accordingly, there was no indication of impairment and the second step was not performed.

        We also evaluate the sensitivity of the discounted cash flow valuations by assessing the impact of changes in certain assumptions on the estimated fair value of each reporting unit by increasing the WACC or reducing the expected long-term cash flow growth rates. We also perform sensitivity analysis on our business plan assumptions including sales and profitability. All of our reporting units would have had fair values in excess of their carrying values under all our sensitivity scenarios.

Inventories

        Inventories are valued at the lower of cost or market (estimated net realizable value). Cost is determined by the specific identification, average cost or first-in, first-out methods. Write-downs are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions. We have utilized certain assumptions when determining the market value of inventories, such as inventory quantities and aging, historical sales of inventory, current and expected future aviation usage trends, replacement values, expected future demand, and historical scrap recovery rates. Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in the recognition of impairment charges in future periods.

        Due to the remote geographic locations where we operate our expeditionary airlift business and the nature of our fixed- and rotary-wing aircraft, carrying large quantities of aircraft support parts is necessary in order to ensure availability of parts for servicing our fleet of aircraft. We record an excess and obsolete reserve for parts when our quantity on hand exceeds our forecasted needs or when the parts have been deemed obsolete or beyond economical repair. In addition, changes in the utilization of our fleet can affect estimates associated with our provision for excess and obsolete parts.

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

        Sales and related cost of sales for certain large airframe maintenance contracts and performance-based logistics programs are recognized using contract accounting under the percentage of completion method in accordance with ASC 605-35, Construction—Type and Production—Type Contracts. In applying the percentage of completion method, we use the cost-to-cost method based on the ratio of actual costs incurred to total estimated costs to be incurred.

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

        We maintain a significant inventory of rotable parts and equipment to service customer aircraft and components. Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components, and are reworked to a useable condition. We may have to recognize an impairment of our rotable parts and equipment if we discontinue using or servicing certain aircraft models or if an older aircraft model is phased-out in the industry.

Pension Plans

        The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

        AAR uses a discount rate to measure our benefit obligation for our pension plans. This discount rate will be used in calculating the net periodic benefit cost for these plans for fiscal 2016. We used a broad population of Aa-rated corporate bonds as of May 31, 2015 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum outstanding of $50.0 million. This population of bonds was narrowed from a broader universe of over 500 Moody's Aa-rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and the bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the domestic plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

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

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. This new standard will be effective for us beginning June 1, 2017, however the FASB issued a proposed ASU on April 29, 2015 which would defer the effective date of the new standard for one year. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which requires that a disposal representing a strategic shift that has or will have a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The Company adopted this guidance on June 1, 2015 which will result in expanded disclosures related to the income statement and cash flow activities for our discontinued operations.

        In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.

This new standard will be effective for us beginning June 1, 2016 with early adoption permitted. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in millions)

        Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements for a discussion on accounts receivable exposure.

        We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. We manage interest costs by using a mix of fixed- and floating-rate debt. We previously utilized two derivative financial instruments to manage our variable interest rate exposure over a medium- to long-term period which included a floating-to-fixed interest rate swap and an interest rate cap agreement. In connection with the Amendment of our Credit Agreement, we settled our floating-to-fixed interest rate swap and interest rate cap agreements in the fourth quarter of fiscal 2015 for approximately $2.6 million.

        A 10 percent increase in the average interest rate affecting our financial instruments, including the average outstanding balance of our debt obligations and related derivatives, would not have had a significant impact on our pre-tax income during fiscal 2015.

        Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss.

        On March 26, 2015, we sold our Telair Cargo Group which comprised the majority of our foreign operations and as a result, a hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended May 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2015 and 2014, and the results of their operations, and their cash flows for each of the years in the three-year period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AAR CORP.'s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 15, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois July 15, 2015

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2015	2014	2013
	(In millions, except per share data)
Sales:
Sales from products	$891.4	$901.3	$900.6
Sales from services	702.9	807.8	907.3

	1,594.3	1,709.1	1,807.9

Costs and operating expenses:
Cost of products	836.5	794.0	840.9
Cost of services	598.5	626.2	707.5
Selling, general and administrative	171.4	166.3	164.0

	1,606.4	1,586.5	1,712.4

Earnings from joint ventures	0.2	3.0	6.7

Operating income (loss)	(11.9)	125.6	102.2
Loss on extinguishment of debt	(44.9)	—	(0.3)
Interest expense	(26.5)	(28.3)	(29.1)
Interest income	0.3	1.5	1.4

Income (Loss) from continuing operations before provision for income taxes	(83.0)	98.8	74.2
Provision for income tax (benefit)	(28.5)	31.6	25.4

Income (Loss) from continuing operations attributable to AAR	(54.5)	67.2	48.8
Discontinued operations:
Operating income (loss)	(1.5)	6.5	8.1
Gain on disposal	198.6	—	—
Impairment charges	(57.5)	—	—
Provision for income taxes	74.7	0.5	1.4

Income from discontinued operations	64.9	6.0	6.7
Income attributable to noncontrolling interest from discontinued operations	(0.2)	(0.3)	(0.5)

Income from discontinued operations attributable to AAR	64.7	5.7	6.2

Net income attributable to AAR	$10.2	$72.9	$55.0

Earnings per share—basic:
Earnings (Loss) from continuing operations	$(1.40)	$1.70	$1.23
Earnings from discontinued operations	1.66	0.15	0.15

Earnings per share—basic	$0.26	$1.85	$1.38

Earnings per share—diluted:
Earnings (Loss) from continuing operations	$(1.40)	$1.68	$1.23
Earnings from discontinued operations	1.64	0.15	0.15

Earnings per share—diluted	$0.24	$1.83	$1.38

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended May 31,
	2015	2014	2013
	(In millions)
Net income attributable to AAR and noncontrolling interest	$10.4	$73.2	$55.5
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax	(7.8)	14.0	8.7
Derivative instruments, net of tax expense of $1.4 in 2015, $0.4 in 2014, and $0.3 in 2013	2.6	0.7	0.6
Unrecognized pension and post retirement costs, net of tax expense (benefit) of ($3.2) in 2015, ($0.8) in 2014, and $1.8 in 2013	(5.9)	(1.5)	3.4

Total other comprehensive income (loss), net of tax	(11.1)	13.2	12.7

Comprehensive income (loss)	(0.7)	86.4	68.2
Less: Comprehensive income attributable to noncontrolling interests	(0.2)	(0.3)	(0.5)

Comprehensive income (loss) attributable to AAR	$(0.9)	$86.1	$67.7

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2015	2014
	(In millions)
Current assets:
Cash and cash equivalents	$54.7	$89.2
Accounts receivable	229.0	283.1
Inventories	456.0	495.3
Rotable spares and equipment on or available for short-term lease	110.7	137.6
Assets of discontinued operations	17.0	—
Deposits, prepaids and other	28.4	81.6
Deferred tax assets	58.3	24.6

Total current assets	954.1	1,111.4

Property, plant and equipment, at cost:
Land	3.4	9.4
Buildings and improvements	86.4	102.4
Aircraft, equipment, furniture and fixtures	523.5	627.4

	613.3	739.2
Accumulated depreciation	(398.5)	(424.3)

	214.8	314.9

Other assets:
Goodwill	123.5	261.7
Intangible assets, net	36.7	165.4
Equipment on or available for long-term lease	80.2	98.4
Capitalized program development costs	—	112.2
Investment in joint ventures	20.5	29.9
Other	85.2	100.1

	346.1	767.7

	$1,515.0	$2,194.0

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2015	2014
	(In millions)
Current liabilities:
Current maturities of long-term debt	$69.0	$69.7
Accounts and trade notes payable	142.3	171.1
Accrued liabilities	200.7	161.3

Total current liabilities	412.0	402.1

Long-term debt, less current maturities	85.0	564.3
Deferred tax liabilities	104.6	156.7
Other liabilities and deferred income	68.3	70.2

	257.9	791.2

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,895,934 and 44,674,186 shares at cost, respectively	44.9	44.7
Capital surplus	442.6	436.4
Retained earnings	644.3	646.0
Treasury stock, 9,473,058 and 5,113,939 shares at cost, respectively	(246.3)	(98.3)
Accumulated other comprehensive loss	(40.4)	(29.3)

Total AAR stockholders' equity	845.1	999.5
Noncontrolling interest	—	1.2

Total equity	845.1	1,000.7

	$1,515.0	$2,194.0

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2015

(In millions)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total AAR Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, May 31, 2012	$44.8	$423.6	$541.8	$(90.4)	$(55.2)	$864.6	$1.4	$866.0
Net income	—	—	55.0	—	—	55.0	0.5	55.5
Cash dividends	—	—	(11.9)	—	—	(11.9)	(1.0)	(12.9)
Stock option activity	—	2.8	—	1.7	—	4.5	—	4.5
Restricted stock activity	(0.1)	4.7	—	3.2	—	7.8	—	7.8
Repurchase of shares	—	—	—	(14.6)	—	(14.6)	—	(14.6)
Equity portion of bond repurchase	—	0.5	—	—	—	0.5	—	0.5
Other comprehensive income, net of tax	—	—	—	—	12.7	12.7	—	12.7

Balance, May 31, 2013	$44.7	$431.6	$584.9	$(100.1)	$(42.5)	$918.6	$0.9	$919.5
Net income	—	—	72.9	—	—	72.9	0.3	73.2
Cash dividends	—	—	(11.8)	—	—	(11.8)	—	(11.8)
Stock option activity	—	2.8	—	5.0	—	7.8	—	7.8
Restricted stock activity	—	2.0	—	(2.2)	—	(0.2)	—	(0.2)
Repurchase of shares	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Other comprehensive income, net of tax	—	—	—	—	13.2	13.2	—	13.2

Balance, May 31, 2014	$44.7	$436.4	$646.0	$(98.3)	$(29.3)	$999.5	$1.2	$1,000.7
Net income	—	—	10.2	—	—	10.2	0.2	10.4
Cash dividends	—	—	(11.9)	—	—	(11.9)	(0.6)	(12.5)
Stock option activity	—	2.1	—	4.2	—	6.3	—	6.3
Restricted stock activity	0.2	4.7	—	(0.7)	—	4.2	—	4.2
Repurchase of shares	—	—	—	(151.5)	—	(151.5)	—	(151.5)
Other	—	(0.6)	—	—	—	(0.6)	(0.8)	(1.4)
Other comprehensive loss, net of tax	—	—	—	—	(11.1)	(11.1)	—	(11.1)

Balance, May 31, 2015	$44.9	$442.6	$644.3	$(246.3)	$(40.4)	$845.1	$—	$845.1

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2015	2014	2013
	(in millions)
Cash flows provided from operating activities:
Net income attributable to AAR and noncontrolling interest	$10.4	$73.2	$55.5
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and intangible amortization	69.1	80.4	79.7
Impairment charges	84.6	—	—
Amortization of program development costs	31.6	6.3	—
Amortization of stock-based compensation	7.8	8.7	11.1
Amortization of debt discount	2.7	5.3	9.6
Amortization of overhaul costs	23.2	33.0	28.9
Deferred tax provision (benefit)	(79.8)	9.6	29.5
Gain on sale of business	(198.6)	—	—
Loss on extinguishment of debt	44.9	—	0.3
Earnings from joint ventures	(0.4)	(3.1)	(6.8)
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(28.3)	16.7	6.0
Inventories	(43.2)	(47.9)	16.1
Rotable spares and equipment on or available for short-term lease	6.6	11.3	10.4
Equipment on or available for long-term lease	6.2	(41.7)	0.8
Accounts and trade notes payable	(4.0)	20.1	(50.7)
Accrued and other liabilities	28.1	4.3	11.8
Other, primarily program and overhaul costs	(3.9)	(36.4)	(39.3)

Net cash provided from (used in) operating activities	(43.0)	139.8	162.9

Cash flows used in investing activities:
Property, plant and equipment expenditures	(46.3)	(26.5)	(37.6)
Proceeds from sale of assets	6.6	2.0	11.8
Proceeds from sale of business	686.1	—	—
Proceeds from sale-leaseback advance	40.3	—	—
Payments for acquisitions	(1.0)	(15.3)	(21.3)
Proceeds from aircraft joint ventures	4.0	(0.2)	15.4
Other	(0.5)	(0.9)	(1.1)

Net cash provided by (used in) investing activities	689.2	(40.9)	(32.8)

Cash flows (used in) provided from financing activities:
Short-term borrowings (repayments), net	(80.0)	10.0	(160.0)
Proceeds from borrowings	—	—	181.8
Reduction in long-term borrowings	(394.8)	(88.9)	(114.3)
Cash dividends	(12.5)	(11.8)	(12.8)
Premium paid on early retirement of debt	(45.6)	—	—
Purchase of treasury stock	(151.5)	(1.0)	(14.6)
Stock option exercises	6.5	5.1	1.1
Other	(0.2)	0.7	(4.9)

Net cash used in financing activities	(678.1)	(85.9)	(123.7)

Effect of exchange rate changes on cash	(2.6)	0.9	1.2

Increase (Decrease) in cash and cash equivalents	(34.5)	13.9	7.6
Cash and cash equivalents, beginning of year	89.2	75.3	67.7

Cash and cash equivalents, end of year	$54.7	$89.2	$75.3

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

        AAR CORP. is a diversified provider of services and products to the worldwide commercial aviation and government and defense markets. Services and products include: aviation supply chain and parts support programs; maintenance, repair and overhaul of aircraft and landing gear; design and manufacture of specialized pallets, shelters, and containers; expeditionary airlift services; aircraft modifications and aircraft and engine sales and leasing. We serve commercial, defense and governmental aircraft fleet operators, original equipment manufacturers, and independent service providers around the world, and various other domestic and foreign military customers.

Principles of Consolidation

        The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. The equity method of accounting is used for investments in other companies in which we have significant influence; generally this represents common stock ownership of at least 20% and not more than 50% (see Note 10 for a discussion of aircraft joint ventures).

Revenue Recognition

        Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer. Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer. Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title. Under the majority of our expeditionary airlift services contracts, we are paid and record as revenue a fixed daily amount per aircraft for each day an aircraft is available to perform airlift services. In addition, we are paid and record as revenue an amount which is based on number of hours flown. Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer. We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites. Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services. Sales and related cost of sales for certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, based on the relationship of costs incurred to date to the estimated total costs. Lease revenues are recognized as earned. Income from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement. However, for leases that provide variable rents, we recognize lease income on a straight-line basis. In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month. Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Included in accounts receivable as of May 31, 2015 and 2014, are $21.1 million and $19.7 million, respectively, of unbilled accounts receivable related to our KC10 supply agreement. These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program. These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

        In addition to the unbilled accounts receivable, included in Other non-current assets on the consolidated balance sheet as of May 31, 2015 and 2014, are $7.5 million and $9.9 million, respectively, of costs in excess of amounts billed for the flight-hour portion of the same KC10 supply agreement. These amounts represent the difference between the amounts of revenue recognized by us driven by costs incurred under the flight hour portion of the program, compared to what was billed.

        Pursuant to U.S. generally accepted accounting principles, we have to assess the recoverability of the costs in excess of amounts billed by projecting future performance of the flight hour portion of the contract, including an estimate of future flight hours and costs over the life of the program. In fiscal 2013, we established cost savings targets to reduce program spend over the life of the program and we had been successful in achieving these targets. However, beginning in the second half of fiscal 2013 we experienced a decrease in flight hour revenue. This decrease was caused by a 28% decline in flight hours flown primarily due to lower operations tempo. As a result of this unexpected and significant decline in flight hour revenue and a revised forecast indicating lower usage in the future for the fleet, we lowered the revenue and profitability forecast for the flight hour portion of the contract during the fourth quarter of fiscal 2013 resulting in a $29.8 million pre-tax charge. This revised forecast results in a 0% margin over the remaining life of the flight-hour program.

        No additional adjustments have been recorded in fiscal 2015 or 2014 based on the flight hours and costs incurred to date as well as future expectations for the program. We recorded 0% margin in fiscal 2015 and 2014 on the flight-hour portion of the contract, which resulted in revenue of $46.5 million and $42.4 million in fiscal 2015 and 2014, respectively. We expect to recover the May 31, 2015 balance of the costs in excess of amounts billed of $7.5 million through projected future billings in excess of forecasted costs over the life of the program.

        Notwithstanding the foregoing, we reserve all our rights under the KC10 supply agreement, at law and in equity, including our rights to recover past and future revenues and expenses associated with the program.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. In determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and our customers' current and expected future financial performance. The majority of our customers are recurring customers with an established payment history. Certain customers are required to undergo an extensive credit check prior to delivery of products or services.

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

        As of May 31, 2015, we have five reporting units as defined by ASC 350. Step one of the impairment test was completed for the reporting units with assigned goodwill and the estimated fair value for each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

        In connection with the change in reportable segments discussed in Note 13—Business Segment Information and the divestitures discussed in Note 2—Discontinued Operations, we reallocated goodwill

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

across our new segments based on a relative fair value basis. Changes in the carrying amount of goodwill by segment for fiscal 2015 and 2014 are as follows:

	Aviation Services	Expeditionary Services	Discontinued Operations	Total
Balance as of May 31, 2013	$73.7	$45.0	$136.9	$255.6
Acquisition	—	—	0.3	0.3
Foreign currency translation adjustments	2.0	—	3.8	5.8

Balance as of May 31, 2014	75.7	45.0	141.0	261.7
Reallocation of goodwill	—	4.7	(4.7)	—
Businesses sold or assets held for sale	—	—	(136.3)	(136.3)
Foreign currency translation adjustments	(1.9)	—	—	(1.9)

Balance as of May 31, 2015	$73.8	$49.7	$—	$123.5

        Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2015
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$23.4	$(9.0)	$14.4
Developed technology	8.0	(3.5)	4.5
Lease agreements	21.5	(8.7)	12.8
FAA certificates	5.0	(1.3)	3.7

	57.9	(22.5)	35.4
Unamortized intangible assets:
Trademarks	1.3	—	1.3

	$59.2	$(22.5)	$36.7

	May 31, 2014
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$124.0	$(22.9)	$101.1
Developed technology	32.8	(4.8)	28.0
Lease agreements	21.5	(7.5)	14.0
FAA certificates	5.0	(1.0)	4.0

	183.3	(36.2)	147.1
Unamortized intangible assets:
Trademarks	18.3	—	18.3

	$201.6	$(36.2)	$165.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Customer relationships are being amortized over 10-20 years, developed technology is being amortized over 7-10 years, the lease agreements are being amortized over 18 years, and the FAA certificates are being amortized over 20 years. Amortization expense recorded during fiscal 2015, 2014 and 2013 was $4.6 million, $4.7 million, and $7.7 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $4.4 million in 2016, $4.4 million in 2017, $4.4 million in 2018, $3.8 million in 2019 and $3.5 million in 2020.

Foreign Currency

        Our foreign subsidiaries utilize the local currency as their functional currency. All balance sheet accounts of foreign subsidiaries transacting business in currencies other than the U.S. dollar are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss until such subsidiaries are liquidated.

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid instruments which have original maturities of three months or less when purchased.

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. Department of Defense were $39.2 million and $50.5 million at May 31, 2015 and 2014, respectively. Additionally, included in accounts receivable as of May 31, 2015 and 2014, are $41.1 million and $48.7 million, respectively, of accounts receivable from a large defense contractor. We perform regular evaluations of customer payment experience, current financial condition, and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

        The carrying amounts of cash and cash equivalents, accounts receivable, and accounts and trade notes payable approximate fair value because of the short-term maturity of these instruments. The carrying value of long-term debt bearing a variable interest rate approximates fair value.

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

        The following is a summary of inventories:

	May 31,
	2015	2014
Raw materials and parts	$43.1	$114.1
Work-in-process	18.1	57.5
Aircraft and engine parts, components and finished goods	337.0	297.3
Aircraft held for sale and related support parts	57.8	26.4

	$456.0	$495.3

        We classify certain aircraft from our expeditionary airlift business as assets held for sale at the time management commits to a plan to sell the aircraft, changes to the planned sale are not likely, the aircraft are actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Upon designation of an aircraft as held for sale, we record the aircraft's value at the lower of its carrying value or its estimated fair value, less estimated costs to sell. Assets held for sale are not depreciated.

        Aircraft may be classified as assets held for sale for more than one year as we continue to actively market the aircraft at reasonable prices. Certain aircraft types we currently have available for sale are specifically designed for particular functions which limits the marketability of those assets. We had eleven aircraft held for sale comprised of five fixed-wing and six rotary-wing aircraft at May 31, 2015 and nine aircraft held for sale comprised of five fixed-wing and four rotary-wing aircraft at May 31, 2014. During fiscal 2015, we recognized impairment charges of $8.9 million reflecting the decrease in fair value for certain aircraft held for sale and related rotable assets.

        During the fourth quarter of fiscal 2015, we entered into a sale-leaseback transaction for our two S-92 rotary-wing aircraft. We received proceeds of $40.3 million in fiscal 2015 which have been deferred as a sale-leaseback advance pending completion of the sale transaction, which is expected to occur in fiscal 2016.

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

        Equipment on short-term lease includes aircraft engines and parts on or available for lease to satisfy customers' immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to twelve months. In conjunction with our decision to exit certain product lines in our landing gear business, we recognized an impairment charge of $17.7 million related to rotable assets in fiscal 2015.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Equipment on long-term lease consists of engines on lease with commercial airlines generally for more than twelve months and rotable parts used to support long-term supply chain programs. The rotable parts included in equipment on long-term lease are being depreciated on a straight-line basis over their estimated useful lives. During the fourth quarter of fiscal 2015, we sold our two remaining wholly-owned aircraft which were on long-term leases for $11.0 million which resulted in a loss on sale of $14.8 million.

        The following is a summary of equipment on or available for long-term lease:

	May 31,
	2015	2014
Aircraft engines and rotable parts	$80.2	$73.1
Aircraft	—	25.3

	$80.2	$98.4

        Future rent due to us under non-cancelable leases during each of the next five fiscal years is $18.4 million in 2016, $17.6 million in 2017, $17.2 million in 2018, $16.7 million in 2019, and $16.1 million in 2020.

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

        In accordance with ASC 360, Property, Plant and Equipment, we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. We utilize certain assumptions to estimate future undiscounted cash flows, including demand for our services, future market conditions and trends, business development pipeline of opportunities, current and future lease rates, lease terms, and residual values. Where a determination has been made to exit an entire asset group, the asset group is reviewed for potential impairment with an impairment loss recognized in the period in which it is determined that the aggregate carrying amount of assets within an asset group is not recoverable.

Capitalized Program Development Costs

        Our Telair Cargo Group capitalized $139.8 million, net of reimbursements, as of May 31, 2014 related to costs associated with the engineering and development of the A400M cargo system. The Telair Cargo Group was sold in March 2015 as further discussed in Note 2—Discontinued Operations. These capitalized costs are classified as current and non-current assets on the May 31, 2014 Consolidated Balance Sheet. At

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

May 31, 2014, current assets include $27.6 million in Deposits, prepaids and other and non-current assets include $112.2 million in Capitalized program development costs. The capitalized development costs were recovered upon the sale of the Telair Cargo Group.

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

Supplemental Information on Cash Flows

        Supplemental information on cash flows is as follows:

	For the Year Ended May 31,
	2015	2014	2013
Interest paid	$42.7	$33.8	$28.3
Income taxes paid	105.6	17.3	24.1
Income tax refunds and interest received	12.1	7.5	23.2

        On May 29, 2015, we repurchased 4,185,960 shares of our common stock at a price of $31.90 per share pursuant to a tender offer utilizing $133.5 million cash on hand. Fees and expenses of $1.2 million were incurred related to the tender offer and were recorded in treasury stock. In addition to the tender offer, we also repurchased common shares of $16.8 million and re-issued shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, of $3.6 million during fiscal 2015.

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

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. This new standard will be effective for us beginning June 1, 2017, however the FASB issued a proposed ASU on April 29, 2015 which would defer the effective date of the new standard for one year. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which requires that a disposal representing a strategic shift that has or will have a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The Company adopted this guidance on June 1, 2015 which will result in expanded disclosures related to the income statement and cash flow activities for our discontinued operations.

        In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. This new standard will be effective for us beginning June 1, 2016 with early adoption permitted. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

2. Discontinued Operations

        On March 26, 2015, we completed the sale of our Telair Cargo Group to TransDigm, Inc. for $725 million, subject to certain post-closing adjustments, including a working capital adjustment. The Telair Cargo Group was comprised of Telair International, Telair US, and Nordisk Aviation Products. Cash received at closing before fees and expenses was $705 million with the remaining consideration of $20 million placed in escrow and payable based on the occurrence of certain post-closing events related to the A400M cargo system. In addition, incremental contingent consideration of up to $15 million related to the same cargo system development program could increase total proceeds to $740 million. We recognized

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Discontinued Operations (Continued)

a pre-tax gain on the sale (net of transaction expenses and fees) of $198.6 million in the fourth quarter of fiscal 2015. The gain excludes the aggregate $35 million of contingent consideration.

        We have also announced our intention to sell our Precision Systems Manufacturing ("PSM") business comprised of our metal and composite machined and fabricated parts manufacturing operations. During fiscal 2015, we recognized impairment charges of $57.5 million to reduce the carrying value of the PSM business's net assets to their expected value at the time of sale.

        Telair Cargo Group and PSM, which were both previously reported in our Technology Products segment, are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. Interest expense allocated to discontinued operations was $9.2 million, $13.0 million and $12.2 million for fiscal 2015, 2014, and 2013, respectively. No amounts for general corporate overhead were allocated to discontinued operations.

        Sales for our discontinued operations were $286.3 million, $325.9 million, and $329.4 million for fiscal 2015, 2014, and 2013, respectively. Liabilities of discontinued operations of $5.4 million at May 31, 2015 were classified as Accrued Liabilities on the Consolidated Balance Sheet.

        Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to our continuing operations.

3. Financing Arrangements

Debt Outstanding

        A summary of the carrying amount of our debt is as follows:

	May 31,
	2015	2014
Revolving Credit Facility expiring March 24, 2020 with interest payable monthly	$50.0	$130.0
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	20.0	30.0
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	48.0	45.7
Notes payable originally due January 15, 2022 with interest at 7.25% payable semi-annually on January 15 and July 15	—	332.6
Other[1]	11.0	70.7

Total debt	154.0	634.0
Current maturities of debt	(69.0)	(69.7)

Long-term debt	$85.0	$564.3

1
Included in Other is a mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015 of $11.0 million and $11.0 million, 1.75% convertible notes due February 1, 2015 of $0 and $29.8 million,

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

3. Financing Arrangements (Continued)

  and a secured credit facility originally due April 23, 2015 of $0 million and $29.9 million at May 31, 2015 and 2014, respectively.

          The aggregate principal amount of debt maturing during each of the next five fiscal years is $70.8 million in 2016, $10.0 million in 2017, $0 million in 2018, $25.0 million in 2019, and $50.0 million in 2020.

          At May 31, 2015, the carrying value of our 2.25% convertible notes was $48.0 million and the estimated fair value was approximately $51.5 million. The 2.25% convertible notes are classified as Level 2 in the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

          At May 31, 2015, the remaining variable rate and fixed rate debt had a fair value that approximates the carrying value of $106.0 million. These debt instruments are classified as Level 3 in the fair value hierarchy which is defined as a fair value determined based upon one or more significant unobservable inputs.

          We are subject to a number of covenants under our financing arrangements, including restrictions that relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of our shares and other matters. We are in compliance with all financial and other covenants under our financing arrangements.

  Credit Facilities

          On March 24, 2015, we entered into an amendment (the "Amendment") to our Revolving Credit Facility dated April 12, 2011, as amended, with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders (the "Revolving Credit Facility").

          The Amendment increased the aggregate revolving credit commitment from $475 million to $500 million. Under certain circumstances, the Company also could request an increase to the revolving commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.

          Borrowings under the Revolving Credit Facility subsequent to the Amendment bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

          The Amendment also extended the maturity of the Revolving Credit Facility by approximately two years to March 24, 2020; deleted the minimum fixed charge coverage ratio; and added a minimum interest coverage ratio. In addition to the interest coverage ratio, the Revolving Credit Facility requires us to comply with a leverage ratio and certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At May 31, 2015, we were in compliance with the financial and other covenants in these agreements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

3. Financing Arrangements (Continued)

          Borrowing activity under the Revolving Credit Facility during fiscal 2015, 2014 and 2013 is as follows:

	For the Year Ended May 31,
	2015	2014	2013
Maximum amount borrowed	$215.0	$190.0	$395.0
Average daily borrowings	140.7	135.8	312.3
Average interest rate during the year	1.69%	1.77%	2.03%

          On March 28, 2013, we amended our secured credit facility with The Huntington National Bank (the "Huntington Loan Agreement"). The amendment to the Huntington Loan Agreement reduced our secured facility from $65.0 million to $40.0 million while also reducing the interest rate from 325 basis points to 175 basis points over LIBOR. Borrowings under the Huntington Loan Agreement were secured by aircraft and related engines and components owned by us. The Huntington Loan Agreement was repaid and terminated in the fourth quarter of fiscal 2015 using the sale proceeds from the Telair Cargo Group.

          We also have $2.7 million available under a foreign line of credit.

  7.25% Senior Notes due 2022

          On April 30, 2015, we redeemed our $325 million 7.25% Senior Notes due 2022 for $370.6 million. We recognized a loss on extinguishment of debt of $44.9 million comprised of a make-whole premium of $45.6 million and unamortized deferred financing costs of $6.2 million, partially offset by an unamortized net premium of $6.9 million.

  Convertible Notes

          The interest expense associated with the convertible notes was as follows:

	For the Year Ended May 31,
	2015	2014	2013
Coupon interest	$1.5	$3.1	$3.7
Amortization of deferred financing fees	0.1	0.3	0.5
Amortization of discount	2.4	5.1	9.3

Interest expense related to convertible notes	$4.0	$8.5	$13.5

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Derivative Instruments and Hedging Activities

        We are exposed to interest rate risk associated with fluctuations in interest rates on our variable rate debt. Prior to the fourth quarter of fiscal 2015, we utilized two derivative financial instruments to manage our variable interest rate exposure. We utilized a floating-to-fixed interest rate swap and an interest rate cap agreement with each hedging $50.0 million of notional principal interest under our Revolving Credit Facility. In connection with the Amendment of our Revolving Credit Facility, we settled our floating-to-fixed interest rate swap and interest rate cap agreements in the fourth quarter of fiscal 2015 for approximately $2.6 million.

        Prior to the settlement, the derivatives instruments were classified as cash flow hedges with gains and losses on the derivative instruments included in other comprehensive income. We recognized gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affected earnings. We recognized a loss of $2.0 million in fiscal 2015 related to the reclassification of previously unrealized losses in accumulated other comprehensive income. The impact of the interest rate swap and interest cap agreement on the Consolidated Statement of Comprehensive Income for the years ended May 31, 2014 and 2013 was unrealized gains of $0.7 million and $0.6 million, respectively. At May 31, 2014, the fair value of our floating-to-fixed interest rate swap was a liability of $2.8 million and the fair value of our interest rate cap agreement was an asset of $0.1 million.

5. Stock-Based Compensation

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

        Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee's employment terminates for any reason other than death, disability or retirement. Since inception, a total of 11,149,000 shares have been granted under the Stock Benefit Plan. With the stockholder approval of the 2013 Stock Plan, we granted a total of 331,000 shares in fiscal 2015 under the 2013 Stock Plan and plan to make all future stock awards under the 2013 Stock Plan rather than the Stock Benefit Plan. There are 2,180,000 shares available for grant under the 2013 Stock Plan as of May 31, 2015.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Stock-Based Compensation (Continued)

Stock Options

        No stock options were granted during fiscal 2015. During fiscal 2014 and 2013, we granted stock options representing 1,033,015 shares and 972,180 shares, respectively. The weighted average fair value per share of stock options granted during fiscal 2014 and 2013 was $10.24 and $4.85, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options Granted In Fiscal Year
	2014	2013
Risk-free interest rate	1.4%	0.6%
Expected volatility of common stock	49.1%	51.4%
Dividend yield	1.2%	2.3%
Expected option term in years	5.2	5.4

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

        A summary of stock option activity for the three years ended May 31, 2015 consisted of the following (shares in thousands):

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,753	$19.59	2,300	$16.22	1,703	$17.96
Granted	—	$—	1,033	$25.43	972	$12.95
Exercised	(793)	$15.98	(473)	$16.20	(124)	$13.72
Cancelled	(103)	$21.03	(107)	$18.48	(251)	$15.82

Outstanding at end of year	1,857	$21.05	2,753	$19.59	2,300	$16.22

Options exercisable at end of year	627	$21.78	1,019	$17.88	1,089	$17.73

        The total fair value of stock options that vested during fiscal 2015, 2014, and 2013 was $3.1 million, $2.0 million, and $3.6 million, respectively. The total intrinsic value of stock options exercised during fiscal 2015, 2014, and 2013 was $11.1 million, $4.3 million, and $0.5 million, respectively. The aggregate intrinsic value of options outstanding was $16.0 million and $15.2 million as of May 31, 2015 and 2014, respectively. The tax benefit realized from stock options exercised during fiscal 2015, 2014, and 2013 was $2.4 million, $1.0 million, and zero, respectively. Expense charged to operations for stock options during fiscal 2015, 2014, and 2013 was $2.9 million, $3.8 million, and $3.5 million, respectively, recorded in selling, general

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Stock-Based Compensation (Continued)

and administrative expenses. As of May 31, 2015, we had $6.7 million of unrecognized compensation expense related to stock options that will be amortized over an average period of 1.4 years.

        The following table provides additional information regarding stock options outstanding as of May 31, 2015 (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number Outstanding as of 5/31/15	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 5/31/15	Weighted- Average Exercise Price
$10.00 - $15.00	564	7.1	$12.90	94	$12.90
$15.01 - $20.00	226	4.7	$16.79	220	$16.81
$20.01 - $34.50	1,067	7.5	$26.26	313	$27.94

	1,857	7.1	$21.05	627	$21.78

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock. The performance-based awards are contingent upon the achievement of certain performance objectives, including net income and return on capital. During fiscal 2015, 2014, and 2013, we granted 188,125, 60,808, and 53,280 of performance-based restricted shares, respectively. Time-based restricted shares of 97,581, 60,808, and 65,780 were granted to executives and key employees during fiscal 2015, 2014, and 2013, respectively. We also award time-based restricted stock to our non-employee directors as part of their annual compensation. Time-based restricted shares of 45,000, 45,000, and 48,333 were granted to members of the Board of Directors during fiscal 2015, 2014, and 2013, respectively.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Expense related to all restricted share programs during fiscal 2015, 2014, and 2013 was $4.9 million, $4.9 million, and $7.6 million, respectively, and recorded in selling, general and administrative expenses.

        Restricted share activity during the fiscal year ended May 31, 2015 was as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2014	990	$22.49
Granted	331	$25.86
Vested	(178)	$19.20
Forfeited	(89)	$20.21

Nonvested at May 31, 2015	1,054	$24.38

        As of May 31, 2015, we had $8.5 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 1.3 years.

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

6. Income Taxes

        The provision for income tax (benefit) on income from continuing operations includes the following components:

	For the Year Ended May 31,
	2015	2014	2013
Current:
Federal	$22.2	$11.4	$(3.7)
State	0.4	0.4	(0.7)
Foreign	1.5	0.8	1.5

	24.1	12.6	(2.9)
Deferred	(52.6)	19.0	28.3

	$(28.5)	$31.6	$25.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        The provision for income taxes on income from continuing operations differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2015, 2014, and 2013 to income before taxes (benefit), due to the following:

	For the Year Ended May 31,
	2015	2014	2013
Provision for income tax (benefit) at the federal statutory rate	$(29.0)	$34.6	$26.0
State income taxes, net of federal benefit and refunds	0.2	0.2	0.4
Federal adjustments	0.5	(2.0)	0.3
Domestic Production Activities Deduction	(0.2)	(1.2)	—
State adjustments	—	—	(1.3)

Provision for income tax (benefit)	$(28.5)	$31.6	$25.4

        Income (Loss) before provision for income tax (benefit) includes the following components:

	For the Year Ended May 31,
	2015	2014	2013
Domestic	$(94.2)	$81.9	$58.4
Foreign	11.2	16.9	15.8

	$(83.0)	$98.8	$74.2

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes. During the fourth quarter of fiscal 2015, we identified certain classification errors within our deferred tax asset and liability accounts as of May 31, 2014. These errors did not impact the net deferred tax liability at May 31, 2014 of $132.1 million. We have revised the components of our deferred tax assets and liabilities in the following table and our Consolidated Balance Sheet as of May 31, 2014 to reflect a decrease of $5.5 million in both Deferred tax assets—current and Deferred tax liabilities—noncurrent. We have concluded these errors were not material to any prior reporting periods.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        Our deferred tax liabilities and assets consist of the following components:

	May 31,
	2015	2014
Deferred tax assets-current attributable to:
Inventory costs	$35.4	$14.4
Impairment of PSM assets	13.4	—
Advanced billings	6.0	2.0
Employee benefits	3.5	7.9
Other	—	0.3

Total net deferred tax assets-current	58.3	24.6

Deferred tax assets-noncurrent attributable to:
Postretirement benefits	18.9	17.6
Advanced billings	8.3	16.2
Foreign intangible assets	—	44.2
Other	3.9	6.7

Total deferred tax assets-noncurrent	31.1	84.7

Total deferred tax assets	89.4	109.3
Valuation allowance	(2.8)	(2.8)

Total deferred tax assets net of valuation allowance	$86.6	$106.5

Deferred tax liabilities attributable to:
Depreciation	$(132.4)	$(158.4)
Capitalized program development costs	—	(34.1)
Foreign intangible assets	—	(42.9)
Other	(0.5)	(3.2)

Total deferred tax liabilities	$(132.9)	$(238.6)

Net deferred tax liabilities	$(46.3)	$(132.1)

        As of May 31, 2015, we have determined that the realization of our deferred tax assets is more likely than not and that a valuation allowance is not required except for certain state net operating losses and credits. Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the deferred tax assets.

        Income tax receivable at May 31, 2015 and 2014 was $2.1 million and $14.8 million, respectively, and is included in Deposits, prepaids and other on the Consolidated Balance Sheet.

        Our fiscal 2015 effective income tax rate was 34.3% compared to 32.0% in fiscal 2014 which included a $2.0 million reduction in income tax expense related to changes in estimates originally used in the tax provision which were adjusted to actual on the federal income tax return. In addition, our higher taxable income in fiscal 2014 provided a greater tax benefit related to the Domestic Production Activities Deduction in accordance with Internal Revenue Code Section 199. Our fiscal 2013 effective income tax

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

rate was 34.2%, which included a $1.3 million reduction in income tax expense related to the reduction of our state income tax rate from continued implementation of state tax planning strategies. Our state tax planning strategies included new corporate entities, including the restructure of one of our significant business units.

        Fiscal years 2013 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

7. Earnings Per Share

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Earnings Per Share (Continued)

        The following tables provide a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2015 (shares in millions).

	For the Year Ended May 31,
	2015	2014	2013
Basic EPS:
Income (Loss) from continuing operations	$(54.5)	$67.2	$48.8
Less income attributable to participating shares	(0.3)	(1.5)	(2.0)

Income (Loss) from continuing operations attributable to common shareholders	(54.8)	65.7	46.8
Income from discontinued operations attributable to common shareholders	64.7	5.7	6.2

Net income attributable to common shareholders for earnings per share—basic	$9.9	$71.4	$53.0

Diluted EPS:
Income (Loss) from continuing operations	$(54.5)	$67.2	$48.8
Add after-tax interest on convertible debt	—	—	3.2
Less income attributable to participating shares	(0.3)	(1.5)	(1.9)

Income (Loss) from continuing operations attributable to common shareholders	(54.8)	65.7	50.1
Income from discontinued operations attributable to common shareholders	64.7	5.7	6.2

Net income attributable to common shareholders for earnings per share—diluted	$9.9	$71.4	$56.3

Weighted average common shares outstanding—basic	39.1	38.6	38.3
Additional shares from assumed conversion of debt	—	—	2.2
Additional shares from assumed exercise of stock options	0.3	0.5	0.1

Weighted average common shares outstanding—diluted	39.4	39.1	40.6

Earnings per share—basic:
Earnings (Loss) from continuing operations	$(1.40)	$1.70	$1.23
Earnings from discontinued operations	1.66	0.15	0.15

Earnings per share—basic	$0.26	$1.85	$1.38

Earnings per share—diluted:
Earnings (Loss) from continuing operations	$(1.40)	$1.68	$1.23
Earnings from discontinued operations	1.64	0.15	0.15

Earnings per share—diluted	$0.24	$1.83	$1.38

        At May 31, 2015, 2014 and 2013, respectively, options to purchase 168,200 shares, 180,000 shares, and 872,200 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the period then ended.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2015 was 4.5%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

        We also have a defined benefit pension plan covering certain employees in the Netherlands. Certain foreign subsidiaries of Telair Cargo Group also maintained defined benefit pension plans in Germany and Norway with the plans' assets and obligations transferred to the new owners upon the closing of the Telair Cargo Group sale. Benefit formulas are based generally on years of service and compensation. It is the policy of these subsidiaries to fund at least the minimum amounts required by local laws and regulations.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        The change to our projected benefit obligation and the fair value of our plan assets for our pension plans in the United States and other countries was as follows:

	May 31,
	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$141.9	$130.2
Sale of Telair Cargo Group	(5.1)	—
Service cost	2.0	2.2
Interest cost	4.8	5.1
Participant contributions	0.3	0.4
Net actuarial loss	21.7	5.7
Benefit payments	(6.4)	(5.1)
Plan change	(1.4)	0.6
Foreign currency adjustment	(12.9)	2.8

Projected benefit obligation at end of year	$144.9	$141.9

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$116.0	$101.6
Actual return on plan assets	12.5	10.5
Employer contributions	4.6	6.2
Participant contributions	0.3	0.4
Benefit payments	(6.4)	(5.1)
Foreign currency adjustment	(11.2)	2.4

Fair value of plan assets at end of year	$115.8	$116.0

Funded status at end of year	$(29.1)	$(25.9)

        Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	May 31,
	2015	2014
Accrued liabilities	$(3.5)	$(3.4)
Other liabilities and deferred income	(25.6)	(22.5)

Funded status at end of year	$(29.1)	$(25.9)

        Amounts recognized in accumulated other comprehensive loss at May 31, 2015 and 2014, respectively, consisted of the following:

	May 31,
	2015	2014
Actuarial loss	$60.2	$51.2
Prior service cost (credit)	(0.3)	1.4

Total	$59.9	$52.6

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        For all of our pension plans, both the projected benefit obligation and the accumulated benefit obligation are in excess of the individual plans' assets. The accumulated benefit obligation for all pension plans was $136.6 million and $134.4 million as of May 31, 2015 and 2014, respectively.

Net Periodic Benefit Cost

        Pension expense charged to the Consolidated Statements of Income includes the following components:

	For the Year Ended May 31,
	2015	2014	2013
Service cost	$2.0	$2.1	$1.9
Interest cost	4.8	4.9	4.8
Expected return on plan assets	(6.0)	(5.8)	(6.0)
Curtailment	0.2	—	—
Amortization of prior service cost	0.2	0.1	0.2
Recognized net actuarial loss	1.8	1.9	1.8

	$3.0	$3.2	$2.7

        The estimated amounts to be amortized from accumulated other comprehensive loss into expense during fiscal 2016 are as follows:

Net actuarial loss	$2.3
Prior service cost	0.1

Total	$2.4

Assumptions

        The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted-average assumptions used in the measurement of our projected benefit obligations:

	May 31,
	2015	2014
Discount rate:
Domestic plans	4.15%	4.23%
International plans	1.90	3.20
Rate of compensation increase:
Domestic plans	2.50%	2.50%
International plans	3.00	3.00

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        A summary of the weighted-average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2015	2014	2013
Discount rate:
Domestic plans	4.23%	4.29%	4.14%
International plans	1.90	3.70	4.20
Rate of compensation increase:
Domestic plans	2.50%	2.50%	2.50%
International plans	3.00	3.00	3.00
Expected long-term rate on plan assets:
Domestic plans	7.50%	7.50%	8.00%
International plans	4.00	3.70	4.20

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

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2015	2014
Equity securities	60%	64%	45 - 75%
Fixed income securities	16	17	15 - 25%
Other	24	19	0 - 25%

	100%	100%

        The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974. The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2015. Direct investments in our securities and the use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks, and fund-of-funds hedge funds. The assets of the non-domestic plan are invested in funds-of-funds where each fund holds a portfolio of equity and fixed income mutual funds.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        To develop our expected long-term rate of return assumption on domestic plans, we use long-term historical return information for our targeted asset mix and current market conditions. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption. The actual return on plan assets for the years ending May 31, 2015 and 2014 has exceeded our projected long-term rate of return on assets due to strong corporate bond and equity markets that generated asset returns in excess of historical trends and have exceeded the returns we expect these assets to achieve over the long-term.

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2015:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
U.S. common stock	$3.3	$—	$—	$3.3
U.S. mutual funds	26.8	—	—	26.8
International common stock	0.1	—	—	0.1
International mutual funds	9.1	—	—	9.1
Fixed income:
Government securities and corporate bond mutual funds	10.3	—	—	10.3
Funds-of-funds	—	49.1	8.0	57.1
Hedge funds	—	—	7.1	7.1
Cash and cash equivalents	2.0	—	—	2.0

Total investments	$51.6	$49.1	$15.1	$115.8

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2014:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
U.S. common stock	$6.5	$—	$—	$6.5
U.S. mutual funds	24.0	—	—	24.0
International common stock	0.6	—	—	0.6
International mutual funds	9.1	—	—	9.1
Fixed income:
Government securities and corporate bond mutual funds	11.0	—	—	11.0
Funds-of-funds	—	50.6	7.5	58.1
Hedge funds	—	—	3.6	3.6
Cash and cash equivalents	3.1	—	—	3.1

Total investments	$54.3	$50.6	$11.1	$116.0

1
Quoted prices in active markets for identical assets that we have the ability to access as of the reporting date.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

2
Inputs other than quoted prices included within Level 1 that are directly observable for the asset or indirectly observable through corroboration with observable market data.

3
Unobservable inputs, such as internally developed pricing models or third party valuations for the asset due to little or no market activity for the asset.

        The following table presents the reconciliation of Level 3 pension assets measured at fair value for the fiscal years ended May 31, 2015 and 2014:

	Hedge Funds	Fund-of-funds	Total
Balance as of May 31, 2013	$2.4	$7.7	$10.1
Sales	(2.4)	(2.3)	(4.7)
Purchases	3.6	1.8	5.4
Return on plan assets related to:
Assets sold by May 31, 2014	—	(0.3)	(0.3)
Assets still held at May 31, 2014	—	0.6	0.6

Balance as of May 31, 2014	3.6	7.5	11.1
Purchases	3.2	—	3.2
Return on plan assets related to assets still held at May 31, 2015	0.3	0.5	0.8

Balance as of May 31, 2015	$7.1	$8.0	$15.1

Valuation Techniques Used to Determine Fair Value

        Cash equivalents are investments with maturities of three months or less when purchased. The fair values are based on observable market prices and categorized as Level 1.

        With respect to individually held equity securities, including investments in U.S. and international securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, which we are able to independently corroborate. Equity securities held individually are primarily traded on exchanges that contain only actively traded securities, due to the volume trading requirements imposed by these exchanges. Equity securities are valued based on quoted prices in active markets and categorized as Level 1.

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

8. Employee Benefit Plans (Continued)

determined using net asset value or its equivalent subject to certain restrictions, such as a lock-up period. As we may be limited in our ability to redeem the investments at the measurement date or within a reasonable period of time, the hedge fund investments are categorized as Level 3.

Future Benefit Payments and Funding

        The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
	2016	2017	2018	2019	2020	2021 to 2025
Estimated future pension payments	$10.5	$5.3	$5.8	$5.5	$5.9	$31.6

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing approximately $3.5 million during fiscal 2016.

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plan is unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $1.0 million and $0.9 million as of May 31, 2015 and 2014, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan which is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Our contributions vest on a pro-rata basis during the first three years of employment. We also provide profit sharing benefits for certain executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to the Consolidated Statements of Income for our matching contributions, including profit sharing contributions, was $11.9 million in fiscal 2015, $11.8 million in fiscal 2014 and $13.0 million in fiscal 2013 for these plans.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

9. Accumulated Other Comprehensive Loss

        Changes in our accumulated other comprehensive loss ("AOCL") by component for each of the years in the three-year period ended May 31, 2015 were as follows:

	Currency Translation Adjustments	Pensions Plans	Derivative Instruments	Total
Balance as of June 1, 2012	$(14.0)	$(37.3)	$(3.9)	$(55.2)
Other comprehensive loss before reclassifications	8.7	2.2	0.6	11.5
Amounts reclassified from AOCL	—	1.2	—	1.2

Total other comprehensive income	8.7	3.4	0.6	12.7

Balance as of May 31, 2013	(5.3)	(33.9)	(3.3)	(42.5)
Other comprehensive loss before reclassifications	14.0	(2.8)	0.7	11.9
Amounts reclassified from AOCL	—	1.3	—	1.3

Total other comprehensive income (loss)	14.0	(1.5)	0.7	13.2

Balance as of May 31, 2014	8.7	(35.4)	(2.6)	(29.3)
Other comprehensive loss before reclassifications	(56.9)	(7.9)	0.6	(64.2)
Sale of Telair Cargo Group	49.1	0.6	—	49.7
Amounts reclassified from AOCL	—	1.4	2.0	3.4

Total other comprehensive income (loss)	(7.8)	(5.9)	2.6	(11.1)

Balance as of May 31, 2015	$0.9	$(41.3)	$—	$(40.4)

10. Aircraft Portfolio

Aircraft Owned with Joint Venture Partners

        We have ownership interests in three aircraft with joint venture partners at May 31, 2015 which are available for lease or sale to commercial air carriers. Our equity investment was approximately $20.5 million and $28.7 million as of May 31, 2015 and 2014, respectively, and is included in Investment in joint ventures on the Consolidated Balance Sheet. Included in the May 31, 2015 and 2014 amounts are notes receivable in the amount of $5.7 million and $12.2 million, respectively, for aircraft which the joint ventures have sold. Our aircraft joint ventures represent investments in limited liability companies that are accounted for under the equity method of accounting. Our membership interest in each of these joint ventures is 50%, and the primary business of these joint ventures is the acquisition, ownership, lease and disposition of certain commercial aircraft. Aircraft were purchased with cash contributions by the members of the joint ventures and debt financing provided on a limited recourse basis. Under the terms of servicing agreements with certain of the joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide remarketing services with respect to the divestiture of aircraft by the joint ventures. During fiscal 2015, 2014 and 2013, we were paid $0.1 million, $0.1 million and $0.5 million, respectively, for such services. The income tax benefit or expense related to the operations of the joint ventures is recorded by the member companies.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

10. Aircraft Portfolio (Continued)

        Distributions from joint ventures are classified as operating or investing activities in the Consolidated Statements of Cash Flows based upon an evaluation of the specific facts and circumstances of each distribution.

        Summarized financial information for these joint ventures is as follows:

	For the Year Ended May 31,
	2015	2014	2013
Sales	$14.7	$10.4	$115.2
Income before provision for income taxes	0.9	6.7	13.5

        During fiscal 2015, the joint venture partners sold one aircraft for $5.1 million. During fiscal 2013, the joint venture partners sold twelve aircraft for $77.9 million.

	May 31,
	2015	2014
Balance sheet information:
Assets	$48.2	$71.3
Debt	4.6	11.4
Members' capital	41.0	57.5

        Information relating to aircraft type, year of manufacture, lessee, lease expiration date and expected disposition upon lease expiration of the three aircraft owned with joint venture partners as of May 31, 2015 is as follows:

Quantity	Aircraft Type	Year Manufactured	Lessee	Lease Expiration Date (FY)	Post-Lease Disposition
2	767-300	1991	United Airlines	2022	Sale/Re-lease
1	737-400	1993	—	—	Sale/Re-lease

3

Wholly-Owned Aircraft

        In addition to the commercial aircraft owned with joint venture partners, we also previously owned 100% of two aircraft which we sold in the fourth quarter of fiscal 2015 for $11.0 million. The carrying value of these two aircraft was $25.8 million which resulted in the recognition of a loss on sale of $14.8 million.

11. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby we sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease. Net proceeds from the sale of the facility were $14.0 million and the cost and related accumulated depreciation of the facility of $9.5 million and $4.6 million, respectively, were removed from the Consolidated Balance Sheet at the time of sale. The gain realized on the sale of $9.1 million has been deferred and is being amortized over the 20-year lease term. As of May 31, 2015 and 2014, the unamortized balance of the deferred gain was

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

11. Commitments and Contingencies (Continued)

approximately $3.8 million and $4.3 million, respectively, and is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

        In May 2015, we entered into a sale-leaseback transaction related to our two S-92 rotary-wing aircraft. The proceeds of $40.3 million have been deferred as a sales-leaseback advance pending completion of the sale transaction. The lease is classified as an operating lease and has a term of two years.

        In addition to the leases described above, we lease other facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2034. Future minimum payments under all operating leases at May 31, 2015 are as follows:

Year	Facilities and Equipment
2016	$19.7
2017	15.6
2018	11.3
2019	9.9
2020	9.4
2021 and thereafter	38.0

        Rental expense for facilities and equipment during fiscal years 2015, 2014, and 2013 was $33.3 million, $30.6 million, and $30.0 million, respectively.

        We enter into purchase obligations which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $222.6 million in 2016, $15.2 million in 2017, $4.1 million in 2018 and $0.1 in 2019 and 2020.

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2015 was approximately $15.4 million.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

12. Other Noncurrent Assets

        At May 31, 2015 and 2014, other noncurrent assets consisted of the following:

	May 31,
	2015	2014
Assets under deferred compensation plan	$28.8	$23.7
Cash surrender value of life insurance	17.5	17.3
Costs in excess of billings	14.4	15.1
License fees	12.2	13.0
Notes receivable	4.3	5.2
Debt issuance costs	2.6	9.6
Other	5.4	16.2

	$85.2	$100.1

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

        As of May 31, 2015 and 2014, the unamortized balance of the license is $10.4 million and $11.9 million, respectively, and is being amortized over a ten-year period. The current portion of the deferred payments of $1.3 million is recorded in Accrued liabilities and the long-term portion of $5.1 million is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

13. Business Segment Information

Segment Reporting

        As discussed in Note 2—Discontinued Operations, we began reporting our Telair Cargo Group and PSM businesses as discontinued operations in the third quarter of fiscal 2015. Prior to the decision to sell these two businesses, we reported our activities in the following two business segments: Aviation Services comprised of our supply chain, maintenance, repair and overhaul ("MRO") and airlift activities and Technology Products comprised of our Telair Cargo Group, Precision Systems Manufacturing, and mobility businesses.

        As a result of the decision to divest the Telair Cargo Group and PSM, we have revised our reportable segments to align to our new organizational structure. We now report our results in two new segments: Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of airlift and mobility activities. This new presentation reflects the way our chief operating decision making officer (Chief Executive Officer) now evaluates performance and our internal organizational and management structure.

        The Aviation Services segment consists of businesses that provide spares and maintenance support for aircraft operated by our commercial and government/defense customers. Sales in the Aviation Services

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

13. Business Segment Information (Continued)

segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets. We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications. The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components. Cost of sales consists principally of the cost of product, direct labor, and overhead.

        The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. DoD, foreign governments and non-governmental organizations. Sales in the Expeditionary Services segment are derived from the delivery of airlift services to mostly government and defense customers and the design and manufacture of pallets, shelters, and containers used to support the U.S. military's requirements for a mobile and agile force. We also provide system integration services for specialized command and control systems. Cost of sales consists principally of aircraft maintenance costs, depreciation, the cost of material to manufacture products, direct labor and overhead.

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

        Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2015	2014	2013
Net sales:
Aviation Services	$1,316.1	$1,231.2	$1,246.9
Expeditionary Services	278.2	477.9	561.0

	$1,594.3	$1,709.1	$1,807.9

	For the Year Ended May 31,
	2015	2014	2013
Gross profit:
Aviation Services	$143.8	$172.5	$145.1
Expeditionary Services	15.5	116.4	114.4

	$159.3	$288.9	$259.5

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

13. Business Segment Information (Continued)

	May 31,
	2015	2014	2013
Total assets:
Aviation Services	$919.0	$930.6	$882.6
Expeditionary Services	387.6	424.4	479.7
Discontinued operations	17.0	663.4	617.1
Corporate	191.4	175.6	157.5

	$1,515.0	$2,194.0	$2,136.9

	For the Year Ended May 31,
	2015	2014	2013
Capital expenditures:
Aviation Services	$8.7	$9.5	$8.7
Expeditionary Services	20.3	9.0	22.7
Corporate	13.1	2.3	1.1

Total continuing operations	42.1	20.8	32.5
Discontinued operations	4.2	5.7	5.1

	$46.3	$26.5	$37.6

	For the Year Ended May 31,
	2015	2014	2013
Depreciation and amortization:[1]
Aviation Services	$28.9	$25.6	$24.2
Expeditionary Services	24.9	37.1	41.0
Corporate	9.6	10.6	11.7

Total continuing operations	63.4	73.3	76.9
Discontinued operations	13.5	15.8	13.9

	$76.9	$89.1	$90.8

1
Includes depreciation and amortization of stock-based compensation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

13. Business Segment Information (Continued)

        The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	For the Year Ended May 31,
	2015	2014	2013
Segment gross profit	$159.3	$288.9	$259.5
Selling, general and administrative	(171.4)	(166.3)	(164.0)
Earnings from joint ventures	0.2	3.0	6.7
Loss on extinguishment of debt	(44.9)	—	(0.3)
Interest expense	(26.5)	(28.3)	(29.1)
Interest income	0.3	1.5	1.4

Income (Loss) from continuing operations before provision for income taxes	$(83.0)	$98.8	$74.2

        The U.S. Department of Defense, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years. Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2015	2014	2013
Aviation Services	$237.3	$199.1	$192.1
Expeditionary Services	255.8	462.6	541.6

	$493.1	$661.7	$733.7

Percentage of total sales	30.9%	38.7%	40.6%

Geographic Data

	May 31,
	2015	2014
Long-lived assets:
United States	$523.8	$809.0
Europe	37.0	271.4
Other	0.1	2.2

	$560.9	$1,082.6

        Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries), were approximately $536.5 million (33.7% of total sales), $456.0 million (26.7% of total sales) and $464.9 million (25.7% of total sales) in fiscal 2015, 2014 and 2013, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2015 and 2014 is presented below and has been recast to reflect Telair Cargo Group and PSM as discontinued operations for all periods presented:

Fiscal 2015

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$395.1	$403.3	$380.1	$415.8	$1,594.3
Gross profit	62.4	67.2	50.1	(20.4)	159.3
Income (Loss) from continuing operations attributable to AAR	11.8	13.9	1.9	(82.1)	(54.5)
Income (Loss) from discontinued operations attributable to AAR	2.6	1.3	(36.4)	97.2	64.7
Net income (loss) attributable to AAR	14.4	15.2	(34.5)	15.1	10.2
Earnings (Loss) per share—basic:
Continuing operations	0.30	0.35	0.05	(2.12)	(1.40)
Discontinued operations	0.07	0.03	(0.94)	2.50	1.66
Earnings per share—basic	0.37	0.38	(0.89)	0.38	0.26
Earnings (Loss) per share—diluted:
Continuing operations	0.30	0.35	0.05	(2.12)	(1.40)
Discontinued operations	0.07	0.03	(0.94)	2.48	1.64
Earnings (Loss) per share—diluted	0.37	0.38	(0.89)	0.36	0.24

Fiscal 2014

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$429.8	$458.9	$399.8	$420.6	$1,709.1
Gross profit	71.8	77.4	66.2	73.5	288.9
Income from continuing operations attributable to AAR	16.7	18.7	16.9	14.9	67.2
Income from discontinued operations attributable to AAR	1.2	1.3	1.0	2.2	5.7
Net income attributable to AAR	17.9	20.0	17.9	17.1	72.9
Earnings per share—basic:
Continuing operations	0.42	0.48	0.43	0.38	1.70
Discontinued operations	0.03	0.03	0.02	0.06	0.15
Earnings per share—basic	0.45	0.51	0.45	0.44	1.85
Earnings per share—diluted:
Continuing operations	0.42	0.47	0.43	0.37	1.68
Discontinued operations	0.03	0.03	0.02	0.06	0.15
Earnings per share—diluted	0.45	0.50	0.45	0.43	1.83

1
The earnings-per-share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings-per-share amounts does not necessarily equal the earnings per share for the year.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Selected Quarterly Data (Unaudited) (Continued)

2
Fourth quarter loss from continuing operations in fiscal 2015 reflects impairment charges and other losses of $71.4 million related to product lines and inventories identified as underperforming or not part of our strategy going forward in our services businesses and a loss on extinguishment of debt of $44.9 million.

3
Third quarter loss from discontinued operations in fiscal 2015 reflects the impairment of PSM's net assets of $46.4 million.

4
Fourth quarter income from discontinued operations in fiscal 2015 reflects the pre-tax gain on sale of the Telair Cargo Group of $198.6 million partially offset by additional impairment of PSM's net assets of $11.1 million.

15. Allowance for Doubtful Accounts

	May 31,
	2015	2014	2013
Balance, beginning of year	$6.2	$8.7	$6.5
Provision charged to operations	1.7	0.7	6.8
Deductions for accounts written off, net of recoveries	(1.6)	(3.2)	(4.6)
Sale of Telair Cargo Group	(0.4)	—	—
Reclassification to assets of discontinued operations	(0.1)	—	—

Balance, end of year	$5.8	$6.2	$8.7

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2015, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

        There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2015.

        KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AAR CORP.:

        We have audited AAR CORP.'s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AAR CORP.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, AAR CORP. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2015, and our report dated July 15, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
July 15, 2015

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about our Director Nominees and our Continuing Directors" in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" following Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "Corporate Governance—Board Committees" in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Business Ethics and Conduct" in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption "Corporate Governance—Director Nominations and Qualifications" in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the following captions: (a) "Executive Compensation—Compensation Committee's Report on Executive Compensation for fiscal 2015," (b) "Executive Compensation—Summary Compensation Table," (c) "Executive Compensation—Fiscal 2015 Grants of Plan-Based Awards," (d) "Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table," (e) "Executive Compensation—Fiscal 2015 Option Exercises and Stock Vested," (f) "Executive Compensation—Fiscal 2015 Pension Benefits," (g) "Executive Compensation—Fiscal 2015 Non-Qualified Deferred Compensation," (h) "Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control of the Company," (i) "Corporate Governance—Director Compensation," and (j) "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

        The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Corporate Governance—Director Independence" and "Corporate Governance—Related Person Transaction Policy" in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

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

AAR CORP. (Registrant)
Date: July 15, 2015	BY:	/s/ DAVID P. STORCH David P. Storch Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. STORCH David P. Storch	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	President; Chief Operating Officer of Expeditionary Services; Director
/s/ JOHN C. FORTSON John C. Fortson	Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ ANTHONY K. ANDERSON Anthony K. Anderson	Director
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director	July 15, 2015
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director
/s/ JAMES E. GOODWIN James E. Goodwin	Director
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ PETER PACE Peter Pace	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
/s/ RONALD B. WOODARD Ronald B. Woodard	Director

	Index		Exhibits
2.	Acquisition	2.1	Purchase Agreement dated as of February 20, 2015 by and among AAR International, Inc., an Illinois corporation, AAR Manufacturing, Inc., an Illinois corporation, TransDigm Inc., a Delaware corporation and TransDigm Germany GmbH, a limited liability company incorporated under the law of Germany (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; a copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request).[43]
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[7]
		3.2	By-Laws, as amended and restated through July 9, 2008.[18]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and Computershare Trust Company dated July 11, 2007.[14]
		4.4	Loan Agreement dated July 15, 2005 between Registrant's Subsidiary, AAR Wood Dale LLC and Principal Commercial Funding, LLC.[9]
		4.5	Form of 2.25% Convertible Senior Note due 2016.[16]
		4.6	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[16]
4.7
Master Loan Agreement between EP Aviation, LLC and The Huntington National Bank dated as of April 23, 2010, together with the Guaranty dated April 23, 2010 made by AAR CORP. in favor of the Huntington Bank,[21] as amended March 28, 2013.[31]
		4.8	Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[25]

	Index		Exhibits
		4.9	Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[25]
4.10
Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto,[26] as amended August 26, 2011 and October 13, 2011, [28] and as further amended on April 8, 2013 and April 24, 2013[32] and as further amended on March 24, 2015.[41]
4.11
Indenture dated as of January 23, 2012, governing the 7.25% Senior Notes Due 2022, by and among AAR, certain subsidiary guarantees identified therein and U.S. Bank National Association, as trustee,[29] as supplemented by the First Supplemental Indenture dated as of November 30, 2012.[35]
		4.12	Loan Agreement dated as of March 9, 2012 between AAR Corp. and Development Bank of Japan, Inc.[30]
		4.13	Form of 7.25% Senior Note due 2022.[33,37]
4.14
Indenture dated as of February 14, 2013 governing $30,000,000 of 1.75% Convertible Senior Notes due 2015, by and between AAR CORP., as Issuer, and U.S. National Bank National Association, as Trustee.[34]
		4.15	Form of 1.75% Convertible Senior Notes due 2015.[39]
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*
Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[4] as amended June 27, 2003,[5] May 5, 2005,[8] July 12, 2005,[10] June 23, 2006,[14] January 23, 2007,[13] January 27, 2007,[17] and July 11, 2011.[27]
		10.2*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[1] amended May 26, 2000[2] and April 10, 2001.[3]

Index		Exhibits
	10.3*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005,[11] as amended July 11, 2007,[13] October 17, 2007[17] and June 11, 2010,[24] and further amended April 26, 2013 and November 18, 2014 (filed herewith).
	10.4*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[3]
	10.5*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko[2], as amended June 14, 2010.[23]
	10.6*	AAR CORP. Nonemployee Directors' Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.[12]
	10.7	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[6]
10.8
Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[6]
	10.9	Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of December 19, 2014 (filed herewith).
	10.10*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[38]
	10.11*	Form of Fiscal 2016 Director Restricted Stock Agreement (filed herewith).
	10.12*	Form of Split Dollar Insurance Agreement.[12]
	10.13	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[15]
	10.14	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[15]

	Index		Exhibits
		10.15*	Form of Severance and Change in Control Agreement effective from and after July 9, 2008 (entered into between the Registrant and Robert J. Regan).[18]
		10.16	Form of Directors' and Officers' Indemnification Agreement.[19]
		10.17*	Amended and Restated Employment Agreement dated May 31, 2014 between Registrant and David P. Storch.[22]
		10.18*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Romenesko and Sharp).[20]
		10.19*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Mr. Regan).[20]
		10.20*	Form of Policy for Recoupment of Incentive Compensation.[36]
		10.21*	AAR CORP. Fiscal 2014 Short-Term Incentive Plan.[39]
		10.22*	Severance and Change in Control Agreement dated July 26, 2013 between the Registrant and John C. Fortson.[40]
		10.23	Section 162(m) Annual Cash Incentive Plan (filed herewith).
		10.24	AAR CORP. 2013 Stock Plan (filed herewith).
		10.25	AAR CORP. Fiscal 2015 Short-Term Incentive Plan.[42]
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 15, 2015 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		31.2	Section 302 Certification dated July 15, 2015 of John C. Fortson, Vice President, Chief Financial Officer, and Treasurer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 15, 2015 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).

	Index		Exhibits
		32.2	Section 906 Certification dated July 15, 2015 of John C. Fortson, Vice President, Chief Financial Officer, and Treasurer of Registrant (filed herewith).
101.	Interactive Data File	101
			The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2015 and 2014, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2015, 2014 and 2013 , (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2015, 2014 and 2013 (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2015, 2014 and 2013 , (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2015 and (vi) Notes to Consolidated Financial Statements.**

Notes:

**
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

4
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2001.

5
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

6
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

11
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

35
Incorporated by reference to Exhibit 4.1 to the Registrant's Current report on Form 10-Q for the quarterly period ended November 30, 2012.

36
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012.

37
Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed December 4, 2012.

38
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

39
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

40
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013.

41
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated March 24, 2015.

42
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2014.

43
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 23, 2015.