Form 10-Q
period 2015-08-31
AAR CORP
filed 2015-09-25
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

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

As of August 31, 2015, there were 35,206,053 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2015

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2015 and May 31, 2015

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2015	2015
	(Unaudited)

Current assets:
Cash and cash equivalents	$28.7	$54.7
Accounts receivable, less allowances of $4.4 and $5.8, respectively	270.6	229.0
Inventories	478.6	456.0
Rotable spares and equipment on or available for short-term lease	111.6	110.7
Assets of discontinued operations	12.2	17.0
Deposits, prepaids and other	37.3	28.4
Deferred tax assets	58.3	58.3
Total current assets	997.3	954.1

Property, plant and equipment, net of accumulated depreciation of $409.0 and $398.5, respectively	214.4	214.8

Other assets:
Goodwill	123.6	123.5
Intangible assets, net of accumulated amortization of $23.7 and $22.5, respectively	36.2	36.7
Equipment on or available for long-term lease	82.1	80.2
Investment in joint ventures	17.4	20.5
Other	76.2	85.2
	335.5	346.1
	$1,547.2	$1,515.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2015 and May 31, 2015

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2015	2015
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$44.5	$69.0
Accounts and trade notes payable	151.8	142.3
Accrued liabilities	181.8	200.7
Total current liabilities	378.1	412.0

Long-term debt, less current maturities	135.0	85.0
Deferred tax liabilities	101.1	104.6
Other liabilities and deferred income	76.0	68.3
	312.1	257.9

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,074,491 and 44,895,934 shares at cost, respectively	45.1	44.9
Capital surplus	443.9	442.6
Retained earnings	664.6	644.3
Treasury stock, 9,868,438 and 9,473,058 shares at cost, respectively	(256.6)	(246.3)
Accumulated other comprehensive loss	(40.0)	(40.4)
Total equity	857.0	845.1
	$1,547.2	$1,515.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2015 and 2014

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2015	2014
Sales:
Sales from products	$204.0	$221.3
Sales from services	173.8	173.8
	377.8	395.1
Cost and operating expenses:
Cost of products	169.8	194.3
Cost of services	153.5	138.4
Selling, general and administrative	39.4	38.5
	362.7	371.2
Earnings (Loss) from joint ventures	(0.3)	0.6
Operating income	14.8	24.5
Loss on extinguishment of debt	(0.3)	—
Interest expense	(2.0)	(6.4)
Interest income	0.1	0.1
Income from continuing operations before provision for income taxes	12.6	18.2
Provision for income taxes	4.4	6.4
Income from continuing operations attributable to AAR	8.2	11.8
Discontinued operations:
Operating income (loss)	(4.9)	3.3
Gain from contingent consideration	27.7	—
Provision for income taxes	8.1	0.6
Income from discontinued operations	14.7	2.7
Income attributable to noncontrolling interest from discontinued operations	—	0.1
Income from discontinued operations attributable to AAR	14.7	2.6
Net income attributable to AAR	$22.9	$14.4

Earnings per share — basic:
Earnings from continuing operations	$0.23	$0.29
Earnings from discontinued operations	0.42	0.07
Earnings per share — basic	$0.65	$0.36

Earnings per share — diluted:
Earnings from continuing operations	$0.23	$0.29
Earnings from discontinued operations	0.42	0.07
Earnings per share — diluted	$0.65	$0.36

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2015 and 2014

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2015	2014
Net income attributable to AAR and noncontrolling interest	$22.9	$14.5
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments, net of tax of $0.1 and ($0.4)	0.2	(9.0)
Unrealized gain on derivative instruments:
Unrealized gain arising during period, net of tax of $0.0 and $0.2	—	0.3
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0.1	0.2	0.1
Other comprehensive income (loss), net of tax	0.4	(8.6)
Comprehensive income, net of tax	23.3	5.9
Comprehensive income related to noncontrolling interest	—	(0.1)
Comprehensive income attributable to AAR	$23.3	$5.8

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2015 and 2014

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2015	2014
Cash flows provided from (used in) operating activities:
Net income attributable to AAR and noncontrolling interest	$22.9	$14.5
Less: Income from discontinued operations	(14.7)	(2.7)
Income from continuing operations attributable to AAR	8.2	11.8
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and intangible amortization	12.7	13.2
Amortization of stock-based compensation	2.0	2.0
Amortization of debt discount	0.6	0.7
Amortization of overhaul costs	4.7	6.2
Deferred tax provision (benefit)	(4.0)	1.2
Loss on extinguishment of debt	0.3	—
Loss (Earnings) from joint ventures	0.3	(0.6)
Changes in certain assets and liabilities:
Accounts receivable	(41.5)	(19.4)
Inventories	(22.2)	(6.7)
Rotable spares and equipment on or available for short-term lease	(0.7)	0.2
Equipment on or available for long-term lease	(4.2)	(7.1)
Accounts and trade notes payable	9.7	31.2
Accrued and other liabilities	(25.4)	(13.2)
Other, primarily program and overhaul costs	(5.9)	(2.7)
Net cash provided from (used in) operating activities — continuing operations	(65.4)	16.8
Net cash provided from (used in) operating activities — discontinued operations	1.7	(1.8)
Net cash provided from (used in) operating activities	(63.7)	15.0
Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(15.0)	(7.8)
Payments for acquisitions	—	(1.0)
Proceeds from asset disposals	6.5	—
Proceeds from aircraft joint ventures	2.5	—
Other	—	(0.1)
Net cash used in investing activities — continuing operations	(6.0)	(8.9)
Net cash provided from (used in) investing activities — discontinued operations	27.3	(1.2)
Net cash provided from (used in) investing activities	21.3	(10.1)
Cash flows provided from (used in) financing activities:
Short-term borrowings (repayments), net	55.0	—
Reduction in long-term borrowings	(30.3)	(7.3)
Reduction in capital lease obligations	—	(1.5)
Cash dividends	(2.6)	(3.0)
Purchase of treasury stock	(7.1)	—
Stock option exercises	1.4	0.2
Tax benefits from exercise of stock options	0.1	0.6
Other	(0.2)	—
Net cash provided from (used in) financing activities — continuing operations	16.3	(11.0)
Net cash used in financing activities — discontinued operations	—	(0.6)
Net cash provided from (used in) financing activities	16.3	(11.6)
Effect of exchange rate changes on cash	0.1	(0.7)
Decrease in cash and cash equivalents	(26.0)	(7.4)
Cash and cash equivalents, beginning of period	54.7	89.2
Cash and cash equivalents, end of period	$28.7	$81.8

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2015

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2015	$44.9	$442.6	$644.3	$(246.3)	$(40.4)	$845.1
Net income	—	—	22.9	—	—	22.9
Cash dividends	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	0.4	—	1.5	—	1.9
Restricted stock activity	0.2	1.0	—	(4.7)	—	(3.5)
Repurchase of shares	—	—	—	(7.1)	—	(7.1)
Equity portion of bond repurchase	—	(0.1)	—	—	—	(0.1)
Other comprehensive income, net of tax	—	—	—	—	0.4	0.4
Balance, August 31, 2015	$45.1	$443.9	$664.6	$(256.6)	$(40.0)	$857.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2015

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The Condensed Consolidated Balance Sheet as of May 31, 2015 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2015, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended August 31, 2015 and 2014, the Condensed Consolidated Statements of Cash Flows for the three month periods ended August 31, 2015 and 2014, and the Condensed Consolidated Statement of Changes in Equity for the three month period ended August 31, 2015.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which requires that a disposal representing a strategic shift that has or will have a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. This ASU also expands the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The Company adopted this guidance on June 1, 2015 which resulted in expanded disclosures related to the income statement and cash flow activities of our discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance.  This ASU also supersedes certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year which will make the new standard effective for us beginning June 1, 2018.  We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  This new standard will be effective for us beginning June 1, 2016 with early adoption permitted.  We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

Note 2 — Discontinued Operations

On March 26, 2015, we completed the sale of our Telair Cargo Group to TransDigm, Inc.  The Telair Cargo Group was comprised of Telair International, Telair US, and Nordisk Aviation Products.  Cash received at closing in the fourth quarter of fiscal 2015 before fees and expenses was $705 million.  The sale also allowed for contingent consideration of up to $35 million based on the occurrence of certain post-closing events related to the A400M cargo system.  We recognized a pre-tax gain on the sale (net of transaction expenses and fees) of $198.6 million in the fourth quarter of fiscal 2015.

In the first quarter of fiscal 2016, we recognized a gain of $27.7 million net of expenses representing the resolution of the contingent consideration related to the A400M cargo system.

During fiscal 2015, we also announced our intention to sell our Precision Systems Manufacturing (“PSM”) business comprised of our metal and composite machined and fabricated parts manufacturing operations.  We recognized impairment charges of $57.5 million during fiscal 2015 to reduce the carrying value of the PSM business’s net assets to their expected value at the time of sale.

Telair Cargo Group and PSM are reported as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented.  Interest expense allocated to discontinued operations was $0 million and $2.9 million during the three months ended August 31, 2015 and 2014, respectively.  No amounts for general corporate overhead were allocated to discontinued operations.

Liabilities of discontinued operations of $4.9 million and $5.4 million at August 31, 2015 and May 31, 2015, respectively, were classified as Accrued Liabilities on the Condensed Consolidated Balance Sheet.  Operating income from discontinued operations for the three month periods ended August 31, 2015 and 2014 was comprised of the following:

	Three Months Ended
	August 31,
	2015	2014
Sales	$11.4	$74.1
Costs of sales	(14.8)	(61.2)
Selling, general and administrative expenses	(1.5)	(6.4)
Interest expense, net	—	(3.2)
Operating income (loss) from discontinued operations	$(4.9)	$3.3

Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

Note 3 — Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer.  Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title.  Under the majority of our expeditionary airlift services contracts, we are paid and record as revenue a fixed daily amount per aircraft for each day an aircraft is available to perform airlift services.  In addition, we are paid and record as revenue an amount which is based on number of hours flown.  Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer.  We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer; all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites.  Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, based on the relationship of costs incurred to date to the estimated total costs.  Lease revenues are recognized as earned.  Income

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

from monthly or quarterly rental payments is recorded in the pertinent period according to the lease agreement.  However, for leases that provide variable rents, we recognize lease income on a straight-line basis.  In addition to a monthly lease rate, some engine leases require an additional rental amount based on the number of hours the engine is used in a particular month.  Lease income associated with these contingent rentals is recorded in the period in which actual usage is reported to us by the lessee, which is normally the month following the actual usage.

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

Included in accounts receivable as of August 31, 2015 and May 31, 2015, are $28.8 million and $21.1 million, respectively, of unbilled accounts receivable related to a defense-related supply program.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

Note 4 — Accounting for Stock-Based Compensation

Restricted Stock

In August 2015, as part of our annual long-term stock incentive compensation, we granted 109,269 shares of performance-based restricted stock and 28,069 shares of time-based restricted stock to eligible employees.  The grant date fair value per share for both grants was $26.62.  In June 2015, we also granted 45,000 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $29.54.

Expense charged to operations for restricted stock during the three month periods ended August 31, 2015 and 2014 was $1.2 million and $1.3 million, respectively.

Stock Options

In August 2015, as part of our annual long-term stock incentive compensation, we granted 488,767 stock options to eligible employees at an exercise price of $26.62 and weighted average fair value of $7.48.  The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.6%
Expected volatility of common stock	36.1%
Dividend yield	1.1%
Expected option term in years	4.2

The total intrinsic value of stock options exercised during the three month periods ended August 31, 2015 and 2014 was $0.8 million and $1.0 million, respectively.  Expense charged to operations for stock options during the three month periods ended August 31, 2015 and 2014 was $0.8 million and $0.7 million, respectively.  No stock options were granted during the three month period ended August 31, 2014.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 — Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2015	2015
Raw materials and parts	$40.7	$43.1
Work-in-process	18.9	18.1
Aircraft and engine parts, components and finished goods	363.1	337.0
Aircraft held for sale and related support parts	55.9	57.8
	$478.6	$456.0

We had ten aircraft held for sale comprised of five fixed-wing and five rotary-wing aircraft at August 31, 2015 and eleven aircraft held for sale comprised of five fixed-wing and six rotary-wing aircraft at May 31, 2015.  During the fourth quarter of fiscal 2015, we entered into a sale-leaseback transaction for our two S-92 rotary-wing aircraft.  We received proceeds of $40.3 million in fiscal 2015 which have been deferred as a sale-leaseback advance pending completion of the sale transaction, which is expected to occur in fiscal 2016.

Note 6 — Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2015	2014
Interest paid	$1.2	$13.9
Income taxes paid	23.5	2.6
Income tax refunds received	1.1	1.3

Note 7 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2015	2015

Revolving Credit Facility expiring March 24, 2020 with interest payable monthly	$105.0	$50.0
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	15.0	20.0
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	34.5	48.0
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015	—	11.0
Total debt	179.5	154.0
Current maturities of debt	(44.5)	(69.0)
Long-term debt	$135.0	$85.0

At August 31, 2015, the carrying value of our 2.25% convertible notes was $34.5 million and the estimated fair value was approximately $35.5 million.  The 2.25% convertible notes are classified as Level 2 in the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

At August 31, 2015, the remaining variable rate and fixed rate debt had a fair value that approximates the carrying value of $145.0 million.  These debt instruments are classified as Level 3 in the fair value hierarchy which is defined as a fair value determined based upon one or more significant unobservable inputs.

We are subject to a number of covenants under our financing arrangements, including restrictions that relate to the payment of cash dividends, maintenance of debt-to-EBITDA and interest coverage ratios, sales of assets, additional financing, purchase of our shares and other matters.  We are in compliance with all financial and other covenants under our financing arrangements.

Convertible Notes

During the three-month period ended August 31, 2015, we repurchased $14.4 million of our outstanding 2.25% convertible notes due March 1, 2016 for $14.6 million cash including $0.2 million of accrued interest.  We recognized a $0.3 million loss on the early extinguishment of the notes.

The interest expense associated with the convertible notes was as follows:

	Three Months Ended
	August 31,
	2015	2014
Coupon interest	$0.3	$0.5
Amortization of deferred financing fees	—	0.1
Amortization of discount	0.6	0.7
Interest expense related to convertible notes	$0.9	$1.3

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

We used the “if-converted” method in calculating the diluted earnings per share effect of the assumed conversion of our contingently convertible debt because the principal for that issuance can be settled in stock, cash, or a combination thereof.  Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three month periods ended August 31, 2015 and 2014.

	Three Months Ended
	August 31,
	2015	2014
Basic EPS:
Income from continuing operations	$8.2	$11.8
Less income attributable to participating shares	(0.2)	(0.2)
Income from continuing operations attributable to common shareholders	8.0	11.6
Income from discontinued operations attributable to common shareholders	14.7	2.6
Net income attributable to common shareholders for earnings per share — basic	$22.7	$14.2

Diluted EPS:
Income from continuing operations	$8.2	$11.8
Less income attributable to participating shares	(0.2)	(0.2)
Income from continuing operations attributable to common shareholders	8.0	11.6
Income from discontinued operations attributable to common shareholders	14.7	2.6
Net income attributable to common shareholders for earnings per share — diluted	$22.7	$14.2

Weighted average common shares outstanding—basic	34.7	38.8
Additional shares from assumed exercise of stock options	0.4	0.4
Weighted average common shares outstanding—diluted	35.1	39.2

Earnings per share — basic:
Earnings from continuing operations	$0.23	$0.29
Earnings from discontinued operations	0.42	0.07
Earnings per share — basic	$0.65	$0.36

Earnings per share — diluted:
Earnings from continuing operations	$0.23	$0.29
Earnings from discontinued operations	0.42	0.07
Earnings per share — diluted	$0.65	$0.36

At August 31, 2015 and 2014, respectively, stock options to purchase 148,163 shares and 180,163 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three month periods ended August 31, 2015 and 2014 were as follows:

	Currency Translation Adjustments	Pensions Plans	Derivative Instruments	Total
Balance at June 1, 2015	$0.9	$(41.3)	$—	$(40.4)
Reclassification within AOCL	(2.0)	2.0	—	—
Other comprehensive income (loss) before reclassifications from AOCL	0.2	—	—	0.2
Amounts reclassified from AOCL	—	0.2	—	0.2
Total other comprehensive income (loss)	0.2	0.2	—	0.4
Balance at August 31, 2015	$(0.9)	$(39.1)	$—	$(40.0)

Balance at June 1, 2014	$8.7	$(35.4)	$(2.6)	$(29.3)
Other comprehensive income before reclassifications	(9.0)	—	0.3	(8.7)
Amounts reclassified from AOCL	—	0.1	—	0.1
Total other comprehensive income (loss)	(9.0)	0.1	0.3	(8.6)
Balance at August 31, 2014	$(0.3)	$(35.3)	$(2.3)	$(37.9)

Note 11 — Business Segment Information

Consistent with how our chief operating decision making officer (Chief Executive Officer) evaluates performance and the way we are organized internally, we report our activities in two business segments:  Aviation Services comprised of supply chain and maintenance, repair and overhaul (“MRO”) activities and Expeditionary Services comprised of airlift and mobility activities.

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

The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. Department of Defense (“DoD”), foreign governments and non-governmental organizations.  Sales in the Expeditionary Services segment are derived from the delivery of airlift services to mostly government and defense customers and the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force.  We also provide system integration services for specialized command and control systems.  Cost of sales consists principally of aircraft maintenance costs, depreciation, the cost of material to manufacture products, direct labor and overhead.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2015.  Our chief operating decision making officer evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  Gross profit is calculated by subtracting cost of sales from sales.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited)

(Dollars in millions, except per share amounts)

The assets and certain expenses related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Selected financial information for each segment is as follows:

	Three Months Ended
	August 31,
	2015	2014
Net sales:
Aviation Services	$315.8	$311.6
Expeditionary Services	62.0	83.5
	$377.8	$395.1

	Three Months Ended
	August 31,
	2015	2014
Gross profit:
Aviation Services	$49.9	$48.2
Expeditionary Services	4.6	14.2
	$54.5	$62.4

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes.

	Three Months Ended
	August 31,
	2015	2014
Segment gross profit	$54.5	$62.4
Selling, general and administrative	(39.4)	(38.5)
Earnings (Loss) from joint ventures	(0.3)	0.6
Loss on extinguishment of debt	(0.3)	—
Interest expense	(2.0)	(6.4)
Interest income	0.1	0.1
Income from continuing operations before provision for income taxes	$12.6	$18.2

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions)

General Overview

Upon completing our annual strategic review process and assessing our markets, we entered fiscal 2015 with a mission to narrow our focus, excel as an independent services provider to the global commercial aviation and government and defense markets, strengthen our balance sheet, and improve shareholder return.  The comprehensive plan included exploring selling certain manufacturing businesses and as fiscal 2015 progressed included a review of our underperforming product lines and inventories in our services businesses to determine which product areas to focus on going forward.

In the first phase of our transformation, we sold the Telair Cargo Group for total proceeds of $733 million including contingent consideration received in the first quarter of fiscal 2016 of $28 million.  We also discontinued our PSM businesses in fiscal year 2015 and expect to sell them in fiscal year 2016.  In phase two, we used a portion of the Telair proceeds to improve our capital structure through the return of $152 million to shareholders from shares repurchases and the redemption of our Senior Notes for $370.6 million to reduce our annual interest expense in fiscal 2015.  In phase three also in fiscal 2015, we streamlined our remaining businesses, including realigning the Company’s corporate office, reducing overhead expenses, and consolidating our airframe maintenance, repair, and overhaul business through the closure of our Hot Springs, Arkansas facility.  During phase four, we expect to use our strengthened balance sheet to grow our remaining industry-leading businesses in fiscal year 2016.

We report our activities in two business segments:  Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of airlift and mobility activities.

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2015.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  Gross profit is calculated by subtracting cost of sales from sales.  The assets and certain expenses related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Results of Operations

Three Month Period Ended August 31, 2015

Sales and gross profit for our two business segments for the quarters ended August 31, 2015 and 2014 were as follows:

	Three Months Ended August 31,
	2015	2014	% Change
Sales:
Aviation Services
Commercial	$226.7	$236.5	(4.1)%
Defense	89.1	75.1	18.6%
	$315.8	$311.6	1.3%
Expeditionary Services
Commercial	$2.1	$1.9	10.5%
Defense	59.9	81.6	(26.6)%
	$62.0	$83.5	(25.7)%

	Three Months Ended August 31,
	2015	2014	% Change
Gross Profit:
Aviation Services
Commercial	$34.6	$36.6	(5.5)%
Defense	15.3	11.6	31.9%
	$49.9	$48.2	3.5%
Expeditionary Services
Commercial	$0.1	$0.1	—
Defense	4.5	14.1	(68.1)%
	$4.6	$14.2	(67.6)%

Aviation Services Segment

Sales in the Aviation Services segment increased $4.2 million or 1.3% over the prior year period due to a $14.0 million or 18.6% increase in sales to government and defense customers.  The increase in sales to government and defense customers was primarily attributable to higher volumes in distribution of $9.1 million over the prior year period from the new contract wins announced in the second half of fiscal 2014.  In addition, sales increased $8.3 million related to a defense-related supply program as it experienced higher flight hours in the first quarter of fiscal 2016.

During the first quarter of fiscal 2016, sales in this segment to commercial customers decreased $9.8 million or 4.1% from the prior year period.  The decrease was primarily due to lower demand in aftermarket parts trading of $20.3 million partially offset by higher volumes in commercial distribution which increased $6.6 million.  The sales increase in distribution was primarily related to a new consumable and expendable distribution contract announced in the second half of fiscal 2014.  Higher MRO sales of $4.6 million also helped to offset the sales decrease in aftermarket parts trading.

Gross profit in the Aviation Services segment increased $1.7 million or 3.5% over the prior year period.  Gross profit on sales to government and defense customers increased $3.7 million or 31.9% over the prior year with the defense-related program discussed above contributing the majority of the increase.  Gross profit margin increased from 15.4% to 17.2% primarily due to these increased volumes.

Gross profit on sales to commercial customers decreased $2.0 million or 5.5% from the prior year period primarily driven by the lower volumes in aftermarket parts trading.  The gross profit margin on sales to commercial customers decreased slightly from 15.5% to 15.3% primarily as a result of the reduced volumes in aftermarket parts trading.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $21.5 million or 25.7% from the prior year period.  Sales declined $12.8 million due to lower demand for mobility products as the DoD reduced its purchases of these products due to reduced troop activity.  The remainder of the decrease in sales in the Expeditionary Services segment was attributable to expeditionary airlift services which experienced a reduction in aircraft positions in Afghanistan as a result of the troop drawdown.

Gross profit in the Expeditionary Services segment decreased $9.6 million or 67.6% with expeditionary airlift services comprising $8.1 million of the decrease in gross profit.  The lower sales volumes at mobility products contributed the remainder of the gross profit decrease.  The gross profit margin decreased to 7.4% in fiscal 2016 from 17.0% in the prior year period.

Selling, General and Administrative Expenses and Earnings from Aircraft Joint Ventures

Selling, general and administrative expenses increased $0.9 million in fiscal 2016 reflecting increased legal expenses partially offset by the realization of benefits from the cost control measures implemented by the Company during fiscal 2015.

Earnings from aircraft joint ventures decreased $0.9 million reflecting lower lease revenue from our joint ventures.

Interest Expense

Interest expense decreased $4.4 million in fiscal 2016 compared to the prior year period primarily as a result of the redemption of our $325 million 7.25% Senior Notes in the fourth quarter of fiscal 2015.

Income Taxes

Our effective income tax rate for continuing operations was 34.9% for the three month period ended August 31, 2015 compared to 35.2% in the prior year period.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met principally through the generation of cash from operations and borrowings against our unsecured credit facility.  Periodically, we may raise capital through the issuance of common stock and debt financing in the public and private markets.  We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.

At August 31, 2015, our liquidity and capital resources included cash of $28.7 million and working capital of $619.2 million.

On March 24, 2015, we entered into an amendment to our Credit Agreement dated April 12, 2011, as amended, with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders.  The amended Credit Agreement includes an aggregate revolving credit commitment of $500 million and provides that the Company, under certain circumstances, may request an increase to the revolving credit commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.  The Credit Agreement matures March 24, 2020.

Borrowings under the amended Credit Agreement bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Credit Agreement at August 31, 2015 were $105.0 million and there were approximately $13.5 million of outstanding letters of credit, which reduced the availability of this facility to $381.5 million. There are no other terms or covenants limiting the availability of this facility. We also had $2.8 million available under a foreign line of credit at August 31, 2015.

We intend to retire current maturities of $44.5 million through a combination of cash on hand and borrowings under our Credit Agreement.

We are in compliance with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $65.4 million in the three month period ended August 31, 2015 compared to cash provided of $16.8 million in the prior year period.  The decrease from the prior period of $82.2 million was primarily attributable to increases in both accounts receivable and inventory over the prior period.

This use of cash of $65.4 million in the three month period ended August 31, 2015 was primarily due to increases in accounts receivable and inventory of $41.5 million and $22.2 million, respectively.  The accounts receivable increase was primarily attributable to an increase of $17.1 million in MRO due to customer invoice timing and an increase of $9.1 million in expeditionary airlift services due to higher sales in the first quarter of fiscal 2016 versus the fourth quarter of fiscal 2015.  Inventories increased $10.1 million in distribution due to continued investment to support new contract wins announced in the second half of fiscal 2014.  Inventories also increased $10.1 million in aftermarket parts trading reflecting lower than expected market-wide demand.

Cash Flows from Investing Activities

Net cash used in investing activities—continuing operations was $6.0 million during the three month period ended August 31, 2015 compared to a use of cash of $8.9 million in the prior year period.  The decrease of $2.9 million over the prior period was primarily attributable to proceeds received in fiscal 2016 from aircraft disposals partially offset by additional capital expenditures in fiscal 2016 primarily in expeditionary airlift services.

Net cash provided from investing activities—discontinued operations was $27.3 million during the three month period ended August 31, 2015 which included $28.3 of proceeds from contingent consideration from our sale of Telair Cargo Group.

Cash Flows from Financing Activities

Net cash provided from financing activities—continuing operations was $16.3 million during the three month period ended August 31, 2015 compared to a use of cash of $11.0 million in the prior year period.  The increase of $27.3 million was primarily attributable to increased net borrowings in the three month period ended August 31, 2015 partially offset by $7.1 million of treasury stock purchases in fiscal 2016 compared to no treasury stock purchases in the prior year period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2016.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2015.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable.  See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for a discussion on accounts receivable exposure.

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

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2015.  There were no significant changes during the quarter ended August 31, 2015.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2015, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On September 8, 2015, AAR Airlift Group, Inc., a wholly-owned subsidiary of AAR CORP. located in Palm Bay, Florida, was served with a lawsuit filed on September 4, 2015 by DynCorp International LLC in the United States District Court for the Middle District of Florida, Orlando Division.   DynCorp’s lawsuit alleges that AAR Airlift misappropriated proprietary DynCorp information, including trade secrets, in connection with the submission of proposals pursuant to a solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of State’s Worldwide Aviation Support Services (“WASS”) program. The lawsuit contains seven counts and seeks unspecified actual and compensatory damages, as well as preliminary and permanent injunctive relief against AAR Airlift’s purported misappropriation of DynCorp information.

AAR Airlift categorically denies the allegations in the DynCorp lawsuit and believes the lawsuit is entirely without merit.  AAR Airlift further believes the lawsuit is the latest tactic employed by DynCorp in an orchestrated campaign to delay and/or upset the awarding of the INL/A contract.  Subsequent to the submission of proposals by each of AAR Airlift and DynCorp for the INL/A contract in October 2014, DynCorp took the following actions: (i) on February 12, 2015, DynCorp filed a protest with the U.S. Government Accountability Office (“GAO”), arguing against the Department of State’s January 28, 2015 decision to exclude DynCorp’s proposal from the competitive range established by State for this bidding process and subsequently supplemented its protest with additional allegations and arguments against State’s decision, (ii) on May 4, 2015, DynCorp sent a letter directly to the Department of State making substantially the same allegations against AAR Airlift that are now set forth in its lawsuit and (iii) on May 7, 2015, DynCorp filed another protest with the GAO, this one seeking to disqualify AAR Airlift from the INL/A contract competition based on the allegations that DynCorp itself made in its May 4, 2015 letter to State.

Based on DynCorp’s allegations in its May 4, 2015, letter to the Department of State — allegations that AAR Airlift categorically denies — the Department of State referred the matter to its Office of Inspector General for investigation.  That investigation is currently ongoing.

AAR Airlift will vigorously defend against DynCorp’s lawsuit and against all attempts to invalidate AAR Airlift’s lawful participation in the INL/A contract award competition.

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2015.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table provides information about purchases we made during the quarter ended August 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
6/1/2015 — 6/30/2015	—	$—	—
7/1/2015 — 7/31/2015	160,728	29.54	—
8/1/2015 — 8/31/2015	298,986	23.82	298,961
Total	459,714	$25.82	298,961	$94,216,941

(1)    These amounts include share repurchases pursuant to our stock repurchase plan and shares repurchased related to restricted stock grants.

(2)    On March 16, 2015, we announced a new Board of Directors authorization to purchase up to $250 million of our common stock with no expiration date.

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

AAR CORP.
(Registrant)

Date:	September 25, 2015	/s/ JOHN C. FORTSON
John C. Fortson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	AAR CORP. Fiscal 2016 Short-Term Incentive Plan (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 25, 2015 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 25, 2015 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 25, 2015 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 25, 2015 of John C. Fortson, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2015 and May 31, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended August 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2015 and 2014, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2015 and 2014, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended August 31, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.**

**          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.