Form 10-Q
period 2015-11-30
AAR CORP
filed 2015-12-18
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015

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

As of November 30, 2015, there were 35,043,625 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2015

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2015 and May 31, 2015

(In millions, except share data)

ASSETS

	November 30,	May 31,
	2015	2015
	(Unaudited)

Current assets:
Cash and cash equivalents	$62.8	$54.7
Accounts receivable, less allowances of $4.7 and $5.8, respectively	252.6	229.0
Inventories	462.1	456.0
Rotable spares and equipment on or available for short-term lease	115.7	110.7
Assets of discontinued operations	7.9	17.0
Deposits, prepaids and other	36.8	28.4
Deferred tax assets	58.3	58.3
Total current assets	996.2	954.1

Property, plant and equipment, net of accumulated depreciation of $420.7 and $398.5, respectively	205.1	214.8

Other assets:
Goodwill	123.1	123.5
Intangible assets, net of accumulated amortization of $24.5 and $22.5, respectively	34.8	36.7
Equipment on or available for long-term lease	80.7	80.2
Investment in joint ventures	18.0	20.5
Other	76.7	85.2
	333.3	346.1
	$1,534.6	$1,515.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2015 and May 31, 2015

(In millions, except share data)

LIABILITIES AND EQUITY

	November 30,	May 31,
	2015	2015
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$35.3	$69.0
Accounts and trade notes payable	154.7	142.3
Accrued liabilities	173.4	200.7
Total current liabilities	363.4	412.0

Long-term debt, less current maturities	135.0	85.0
Deferred tax liabilities	104.1	104.6
Other liabilities and deferred income	69.6	68.3
	308.7	257.9

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,039,798 and 44,895,934 shares at cost, respectively	45.0	44.9
Capital surplus	445.7	442.6
Retained earnings	670.0	644.3
Treasury stock, 9,996,173 and 9,473,058 shares at cost, respectively	(259.3)	(246.3)
Accumulated other comprehensive loss	(38.9)	(40.4)
Total equity	862.5	845.1
	$1,534.6	$1,515.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Six Months Ended November 30, 2015 and 2014

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Sales:
Sales from products	$237.1	$221.7	$441.1	$443.0
Sales from services	186.7	181.6	360.5	355.4
	423.8	403.3	801.6	798.4
Cost and operating expenses:
Cost of products	201.0	189.8	370.8	384.1
Cost of services	162.9	146.3	316.4	284.7
Selling, general and administrative	42.5	40.1	81.9	78.6
	406.4	376.2	769.1	747.4
Earnings (Loss) from joint ventures	(0.1)	0.6	(0.4)	1.2
Operating income	17.3	27.7	32.1	52.2
Loss on extinguishment of debt	(0.1)	—	(0.4)	—
Interest expense	(1.5)	(6.6)	(3.5)	(13.0)
Interest income	—	0.1	0.1	0.2
Income from continuing operations before provision for income taxes	15.7	21.2	28.3	39.4
Provision for income taxes	5.3	7.3	9.7	13.7
Income from continuing operations attributable to AAR	10.4	13.9	18.6	25.7
Discontinued operations:
Operating income (loss)	(3.6)	1.3	(8.5)	4.6
Gain from contingent consideration	—	—	27.7	—
Provision for income taxes (benefit)	(1.2)	—	6.9	0.6
Income (Loss) from discontinued operations	(2.4)	1.3	12.3	4.0
Income attributable to noncontrolling interest from discontinued operations	—	—	—	0.1
Income (Loss) from discontinued operations attributable to AAR	(2.4)	1.3	12.3	3.9
Net income attributable to AAR	$8.0	$15.2	$30.9	$29.6

Earnings (Loss) per share — basic:
Earnings from continuing operations	$0.30	$0.35	$0.53	$0.65
Earnings (Loss) from discontinued operations	(0.07)	0.03	0.36	0.10
Earnings per share — basic	$0.23	$0.38	$0.89	$0.75

Earnings (Loss) per share — diluted:
Earnings from continuing operations	$0.30	$0.35	$0.53	$0.65
Earnings (Loss) from discontinued operations	(0.07)	0.03	0.36	0.10
Earnings per share — diluted	$0.23	$0.38	$0.89	$0.75

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2015 and 2014

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Net income attributable to AAR and noncontrolling interest	$8.0	$15.2	$30.9	$29.7
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments, net of tax of $0 and $0.6 for the three months ended November 30, 2015 and 2014, respectively, and $0 and $1.0 for the six months ended November 30, 2015 and 2014, respectively	0.8	(14.8)	1.0	(23.8)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during period, net of tax of $0 and $0 for the three months ended November 30, 2015 and 2014, respectively, and $0 and $0.2 for the six months ended November 30, 2015 and 2014, respectively	—	(0.1)	—	0.2
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0 for the three months ended November 30, 2015 and 2014, respectively, and $0.2 and $0.1 for the six months ended November 30, 2015 and 2014, respectively	0.3	—	0.5	0.1
Other comprehensive income (loss), net of tax	1.1	(14.9)	1.5	(23.5)
Comprehensive income, net of tax	9.1	0.3	32.4	6.2
Comprehensive income related to noncontrolling interest	—	—	—	(0.1)
Comprehensive income attributable to AAR	$9.1	$0.3	$32.4	$6.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2015 and 2014

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2015	2014
Cash flows provided from (used in) operating activities:
Net income attributable to AAR and noncontrolling interest	$30.9	$29.7
Less: Income from discontinued operations	(12.3)	(4.0)
Income from continuing operations attributable to AAR	18.6	25.7
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and intangible amortization	25.0	27.3
Amortization of stock-based compensation	3.9	4.1
Amortization of debt discount	1.0	1.4
Amortization of overhaul costs	9.9	10.2
Deferred tax provision (benefit)	(2.0)	9.3
Loss on extinguishment of debt	0.4	—
Loss (Earnings) from joint ventures	0.4	(1.2)
Changes in certain assets and liabilities:
Accounts receivable	(25.0)	(30.0)
Inventories	(25.5)	(31.1)
Rotable spares and equipment on or available for short-term lease	(4.9)	(2.4)
Equipment on or available for long-term lease	(5.1)	(13.4)
Accounts and trade notes payable	12.1	38.5
Accrued and other liabilities	(15.9)	(0.6)
Other, primarily program and overhaul costs	(10.6)	4.5
Net cash provided from (used in) operating activities — continuing operations	(17.7)	42.3
Net cash provided from (used in) operating activities — discontinued operations	1.8	(11.3)
Net cash provided from (used in) operating activities	(15.9)	31.0
Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(30.6)	(14.5)
Proceeds from sale-leaseback	19.2	—
Payments for acquisitions	—	(1.0)
Proceeds from asset disposals	6.5	1.2
Investment in aircraft joint ventures	(1.4)	—
Proceeds from aircraft joint ventures	2.5	—
Other	(0.1)	(0.5)
Net cash used in investing activities — continuing operations	(3.9)	(14.8)
Net cash provided from (used in) investing activities — discontinued operations	27.1	(2.5)
Net cash provided from (used in) investing activities	23.2	(17.3)
Cash flows provided from (used in) financing activities:
Short-term borrowings (repayments), net	55.0	40.0
Reduction in long-term borrowings	(39.9)	(39.5)
Reduction in capital lease obligations	—	(1.5)
Cash dividends	(5.2)	(6.0)
Purchase of treasury stock	(10.1)	(1.7)
Stock option exercises	1.5	0.3
Other	(0.4)	0.4
Net cash provided from (used in) financing activities — continuing operations	0.9	(8.0)
Net cash used in financing activities — discontinued operations	—	(0.6)
Net cash provided from (used in) financing activities	0.9	(8.6)
Effect of exchange rate changes on cash	(0.1)	(1.7)
Increase in cash and cash equivalents	8.1	3.4
Cash and cash equivalents, beginning of period	54.7	89.2
Cash and cash equivalents, end of period	$62.8	$92.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended November 30, 2015

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2015	$44.9	$442.6	$644.3	$(246.3)	$(40.4)	$845.1
Net income	—	—	30.9	—	—	30.9
Cash dividends	—	—	(5.2)	—	—	(5.2)
Stock option activity	—	1.2	—	1.8	—	3.0
Restricted stock activity	0.1	2.1	—	(4.7)	—	(2.5)
Repurchase of shares	—	—	—	(10.1)	—	(10.1)
Equity portion of bond repurchase	—	(0.2)	—	—	—	(0.2)
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance, November 30, 2015	$45.0	$445.7	$670.0	$(259.3)	$(38.9)	$862.5

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2015, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three- and six-month periods ended November 30, 2015 and 2014, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2015 and 2014, and the Condensed Consolidated Statement of Changes in Equity for the six-month period ended November 30, 2015.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which requires that a disposal representing a strategic shift that has or will have a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. This ASU also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The Company adopted this guidance on June 1, 2015 which resulted in expanded disclosures related to the income statement and cash flow activities of our discontinued operations.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This ASU amends existing guidance to require the presentation of deferred tax liabilities and assets as noncurrent within a classified statement of financial position.  Adoption of this new standard may be applied either

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  This new standard will be effective for us beginning June 1, 2017 with early adoption permitted.  We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

Telair Cargo Group and PSM are reported as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented.  Interest expense allocated to discontinued operations was $0 million and $2.7 million during the three months ended November 30, 2015 and 2014, respectively, and $0 million and $5.6 million during the six months ended November 30, 2015 and 2014, respectively.  No amounts for general corporate overhead were allocated to discontinued operations.

Liabilities of discontinued operations of $4.5 million and $5.4 million at November 30, 2015 and May 31, 2015, respectively, were classified as Accrued Liabilities on the Condensed Consolidated Balance Sheet.  Operating income (loss) from discontinued operations was comprised of the following:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Sales	$10.3	$86.7	$21.7	$160.8
Cost of sales	(12.3)	(75.4)	(27.1)	(136.6)
Selling, general and administrative expenses	(1.6)	(7.0)	(3.1)	(13.4)
Interest expense, net	—	(3.0)	—	(6.2)
Operating income (loss) from discontinued operations	$(3.6)	$1.3	$(8.5)	$4.6

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

Included in accounts receivable as of November 30, 2015 and May 31, 2015, are $29.7 million and $21.1 million, respectively, of unbilled accounts receivable related to a defense-related supply program.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

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

Expense charged to operations for restricted stock was $1.0 million and $1.4 million during the three months ended November 30, 2015 and 2014, respectively, and $2.2 million and $2.7 million during the six months ended November 30, 2015 and 2014, respectively.

Stock Options

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2015 and 2014 was $0.9 million and $1.1 million, respectively.   Expense charged to operations for stock options was $0.9 million and $0.7 million during the three months ended November 30, 2015 and 2014, respectively, and $1.7 million and $1.4 million during the six months ended November 30, 2015 and 2014, respectively.

Note 5 — Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2015	2015
Raw materials and parts	$41.9	$43.1
Work-in-process	18.2	18.1
Aircraft and engine parts, components and finished goods	365.3	337.0
Aircraft held for sale and related support parts	36.7	57.8
	$462.1	$456.0

We had nine aircraft held for sale comprised of five fixed-wing and four rotary-wing aircraft at November 30, 2015 and eleven aircraft held for sale comprised of five fixed-wing and six rotary-wing aircraft at May 31, 2015.  During the fourth quarter of fiscal 2015, we entered into a sale-leaseback transaction for our two S-92 rotary-wing aircraft.  We received proceeds of $40.3 million in fiscal 2015 which were deferred as a sale-leaseback advance pending completion of the sale transactions.  During the three months ended November 30, 2015, we completed the sale of one of the S-92 aircraft.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

Note 6 — Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2015	2014
Interest paid	$2.5	$17.3
Income taxes paid	24.0	8.4
Income tax refunds received	1.3	12.1

Note 7 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2015	2015

Revolving Credit Facility expiring March 24, 2020 with interest payable monthly	$105.0	$50.0
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	15.0	20.0
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	25.3	48.0
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015	—	11.0
Total debt	170.3	154.0
Current maturities of debt	(35.3)	(69.0)
Long-term debt	$135.0	$85.0

At November 30, 2015, the carrying value of our variable rate and fixed rate debt had a fair value that approximates the carrying value of $170.3 million.  These debt instruments are classified as Level 3 in the fair value hierarchy which is defined as a fair value determined based upon one or more significant unobservable inputs.

We are subject to a number of covenants under our financing arrangements, including restrictions that relate to the payment of cash dividends, maintenance of debt-to-EBITDA and interest coverage ratios, sales of assets, additional financing, purchase of our shares and other matters.  We are in compliance with all financial and other covenants under our financing arrangements.

Convertible Notes

During the three-month period ended November 30, 2015, we repurchased $9.7 million of our outstanding 2.25% convertible notes due March 1, 2016 for $9.7 million cash and recognized a $0.1 million loss on the early extinguishment of the notes.  During the three-month period ended August 31, 2015, we repurchased $14.4 million of our outstanding 2.25% convertible notes due March 1, 2016 for $14.6 million cash including $0.2 million of accrued interest and recognized a $0.3 million loss on the early extinguishment of the notes.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

The interest expense associated with convertible notes was as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Coupon interest	$0.1	$0.4	$0.4	$0.9
Amortization of deferred financing fees	—	—	—	0.1
Amortization of discount	0.4	0.6	1.0	1.3
Interest expense related to convertible notes	$0.5	$1.0	$1.4	$2.3

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

Prior to the settlement, the derivative instruments were classified as cash flow hedges with gains and losses on the derivative instruments included in other comprehensive income.  We recognized gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affected earnings.

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

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Basic EPS:
Income from continuing operations	$10.4	$13.9	$18.6	$25.7
Less income attributable to participating shares	(0.1)	(0.3)	(0.2)	(0.5)
Income from continuing operations attributable to common shareholders	10.3	13.6	18.4	25.2
Income (Loss) from discontinued operations attributable to common shareholders	(2.4)	1.3	12.3	3.9
Net income attributable to common shareholders for earnings per share — basic	$7.9	$14.9	$30.7	$29.1

Diluted EPS:
Income from continuing operations	$10.4	$13.9	$18.6	$25.7
Less income attributable to participating shares	(0.1)	(0.3)	(0.2)	(0.5)
Income from continuing operations attributable to common shareholders	10.3	13.6	18.4	25.2
Income (Loss) from discontinued operations attributable to common shareholders	(2.4)	1.3	12.3	3.9
Net income attributable to common shareholders for earnings per share — diluted	$7.9	$14.9	$30.7	$29.1

Weighted Average Shares:
Weighted average common shares outstanding — basic	34.4	38.7	34.6	38.7
Additional shares from the assumed exercise of stock options	0.2	0.4	0.3	0.5
Weighted average common shares outstanding — diluted	34.6	39.1	34.9	39.2

Earnings per share — basic:
Earnings from continuing operations	$0.30	$0.35	$0.53	$0.65
Earnings (Loss) from discontinued operations	(0.07)	0.03	0.36	0.10
Earnings per share — basic	$0.23	$0.38	$0.89	$0.75

Earnings per share — diluted:
Earnings from continuing operations	$0.30	$0.35	$0.53	$0.65
Earnings (Loss) from discontinued operations	(0.07)	0.03	0.36	0.10
Earnings per share — diluted	$0.23	$0.38	$0.89	$0.75

At November 30, 2015 and 2014, respectively, stock options to purchase 181,247 shares and 185,163 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

Note 10 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and six-month periods ended November 30, 2015 and 2014 were as follows:

	Currency Translation Adjustments	Pensions Plans	Derivative Instruments	Total
Balance at September 1, 2015	$(0.9)	$(39.1)	$—	$(40.0)
Other comprehensive income before reclassifications	0.8	—	—	0.8
Amounts reclassified from AOCL	—	0.3	—	0.3
Total other comprehensive income	0.8	0.3	—	1.1
Balance at November 30, 2015	$(0.1)	$(38.8)	$—	$(38.9)

Balance at September 1, 2014	$(0.3)	$(35.3)	$(2.3)	$(37.9)
Other comprehensive loss before reclassifications	(14.8)	—	(0.1)	(14.9)
Amounts reclassified from AOCL	—	—	—	—
Total other comprehensive loss	(14.8)	—	(0.1)	(14.9)
Balance at November 30, 2014	$(15.1)	$(35.3)	$(2.4)	$(52.8)

	Currency Translation Adjustments	Pensions Plans	Derivative Instruments	Total
Balance at June 1, 2015	$0.9	$(41.3)	$—	$(40.4)
Reclassification within AOCL	(2.0)	2.0	—	—
Other comprehensive income before reclassifications from AOCL	1.0	—	—	1.0
Amounts reclassified from AOCL	—	0.5	—	0.5
Total other comprehensive income	1.0	0.5	—	1.5
Balance at November 30, 2015	$(0.1)	$(38.8)	$—	$(38.9)

Balance at June 1, 2014	$8.7	$(35.4)	$(2.6)	$(29.3)
Other comprehensive income before reclassifications	(23.8)	—	0.2	(23.6)
Amounts reclassified from AOCL	—	0.1	—	0.1
Total other comprehensive income (loss)	(23.8)	0.1	0.2	(23.5)
Balance at November 30, 2014	$(15.1)	$(35.3)	$(2.4)	$(52.8)

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

Selected financial information for each segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Sales:
Aviation Services	$359.6	$325.9	$675.4	$637.5
Expeditionary Services	64.2	77.4	126.2	160.9
	$423.8	$403.3	$801.6	$798.4

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Gross profit:
Aviation Services	$58.2	$53.9	$108.1	$102.1
Expeditionary Services	1.7	13.3	6.3	27.5
	$59.9	$67.2	$114.4	$129.6

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Segment gross profit	$59.9	$67.2	$114.4	$129.6
Selling, general and administrative	(42.5)	(40.1)	(81.9)	(78.6)
Earnings (Loss) from joint ventures	(0.1)	0.6	(0.4)	1.2
Loss on extinguishment of debt	(0.1)	—	(0.4)	—
Interest expense	(1.5)	(6.6)	(3.5)	(13.0)
Interest income	—	0.1	0.1	0.2
Income before provision for income taxes	$15.7	$21.2	$28.3	$39.4

Note 12 — Legal Proceedings

DynCorp International LLC v. AAR Airlift Group, Inc.

On September 8, 2015, AAR Airlift Group, Inc. (“AAR Airlift”), a wholly-owned subsidiary of AAR CORP. located in Palm Bay, Florida, was served with a lawsuit filed on September 4, 2015 by DynCorp International LLC (“DynCorp”) in the United States District Court for the Middle District of Florida, Orlando Division.   DynCorp’s lawsuit alleges that AAR Airlift misappropriated proprietary DynCorp information, including trade secrets, in connection with the submission of proposals pursuant to a solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of State’s Worldwide Aviation Support Services (“WASS”) program. The lawsuit contains seven counts and seeks unspecified actual and compensatory damages, as well as preliminary and permanent injunctive relief against AAR Airlift’s purported misappropriation of DynCorp information.

The Court denied DynCorp’s motion for expedited discovery on September 23, 2015.  The Court also denied DynCorp’s motion for a preliminary injunction in its order dated October 9, 2015.  Following the issuance of the Court’s denial of its motion for preliminary injunction, DynCorp filed a First Amended Complaint on October 19, 2015.  The First Amended Complaint contains substantially the same claims contained in the original complaint and alleges that AAR Airlift misappropriated DynCorp’s trade secrets in connection with the submission of proposals pursuant to the solicitation issued by the INL/A in support of the WASS program. On November 5, 2015, AAR Airlift filed a motion to dismiss the First Amended Complaint, asserting, among other things, that DynCorp failed to adequately state a claim.

On November 5, 2015, AAR Airlift also filed a motion to stay discovery in the DynCorp lawsuit, at least until the Court has ruled on AAR Airlift’s motion to dismiss the DynCorp First Amended Complaint.  On December 3, 2015, the Court granted AAR’s Airlift’s motion to stay all discovery in the case until 15 days following the Court’s order on AAR Airlift’s motion to dismiss.  To date, the Court has not ruled on AAR Airlift’s motion to dismiss the First Amended Complaint.

AAR Airlift will continue to defend itself vigorously against DynCorp’s lawsuit and any attempt to invalidate or interfere with AAR Airlift’s lawful participation in the INL/A contract award competition.

OIG Investigation

The U.S. Department of State received — and referred to its Office of Inspector General (“OIG”) — a May 2015 letter from DynCorp in which DynCorp made substantially the same allegations against AAR Airlift as set forth in both its original complaint and its First Amended Complaint.  The OIG is investigating these allegations, and AAR Airlift is cooperating fully in that investigation.

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

In the first phase of our transformation, we sold the Telair Cargo Group for total proceeds of $733 million including contingent consideration received in the first quarter of fiscal 2016 of $28 million.  We also discontinued our PSM businesses in fiscal year 2015 and expect to sell it in fiscal year 2016.  In phase two, we used a portion of the Telair proceeds to improve our capital structure through the return of $152 million to shareholders from shares repurchases and the redemption of our Senior Notes for $370.6 million to reduce our annual interest expense in fiscal 2015.  In phase three we streamlined our remaining businesses, including realigning the Company’s corporate office, reducing overhead expenses, and consolidating our airframe maintenance, repair, and overhaul business through the closure of our Hot Springs, Arkansas facility.  During phase four, we expect to use our strengthened balance sheet to grow our remaining industry-leading businesses in fiscal year 2016.

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

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

Results of Operations

Sales and gross profit for our two business segments for the three- and six months ended November 30, 2015 and 2014 were as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
	2015	2014	% Change	2015	2014	% Change
Sales:
Aviation Services
Commercial	$249.9	$243.7	2.5%	$476.6	$480.2	(0.7)%
Defense	109.7	82.2	33.5%	198.8	157.3	26.4%
	$359.6	$325.9	10.3%	$675.4	$637.5	5.9%
Expeditionary Services
Commercial	$4.3	$6.6	(34.8)%	$6.4	$8.5	(24.7)%
Defense	59.9	70.8	(15.4)%	119.8	152.4	(21.4)%
	$64.2	$77.4	(17.1)%	$126.2	$160.9	(21.6)%

	Three Months Ended November 30,			Six Months Ended November 30,
	2015	2014	% Change	2015	2014	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$40.8	$40.3	1.2%	$75.4	$76.9	(2.0)%
Defense	17.4	13.6	27.9%	32.7	25.2	29.8%
	$58.2	$53.9	8.0%	$108.1	$102.1	5.9%
Expeditionary Services
Commercial	$(0.4)	$0.8	(150.0)%	$(0.3)	$0.9	(133.3)%
Defense	2.1	12.5	(83.2)%	6.6	26.6	(75.2)%
	$1.7	$13.3	(87.2)%	$6.3	$27.5	(77.1)%

Three-Month Period Ended November 30, 2015

Aviation Services Segment

Sales in the Aviation Services segment increased $33.7 million or 10.3% over the prior year period principally due to a $27.5 million or 33.5% increase in sales to government and defense customers.  The increase in sales to government and defense customers was primarily attributable to higher volumes in distribution of $11.7 million over the prior year period largely from the new contract wins announced in the second half of fiscal 2014.  In addition, sales increased $9.7 million related to a defense-related supply program as it experienced higher flight hours during fiscal 2016 compared to the prior year period.

During the second quarter of fiscal 2016, sales in this segment to commercial customers increased $6.2 million or 2.5% over the prior year period.  The increase was primarily due to higher MRO sales of $14.3 million as volume increased in our airframe maintenance facilities.  Sales to commercial customers also increased in distribution by $8.9 million primarily related to a new consumable and expendable distribution contract announced in the second half of fiscal 2014.  These increases were partially offset by lower demand in aftermarket parts trading of $14.1 million.

Gross profit in the Aviation Services segment increased $4.3 million or 8.0% over the prior year period.  Gross profit on sales to government and defense customers increased $3.8 million or 27.9% over the prior year with the new contract wins and the defense-related supply program discussed above contributing the majority of the increase.  Gross profit margin on sales to government and defense customers decreased from 16.5% to 15.9% primarily due to lower margins in distribution compared to the prior year.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

Gross profit on sales to commercial customers increased $0.5 million or 1.2% from the prior year period primarily driven by higher MRO volumes.  The gross profit margin on sales to commercial customers decreased slightly from 16.5% to 16.3% primarily as a result of the reduced volumes in aftermarket parts trading.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $13.2 million or 17.1% from the prior year period.  Sales declined $7.1 million due to lower demand for mobility products as the DoD reduced its purchases of these products due to reduced troop activity.  The remainder of the decrease in sales in the Expeditionary Services segment was attributable to expeditionary airlift services which experienced a reduction in aircraft positions in Afghanistan as a result of the troop drawdown.  We expect softness in this segment to continue in the third quarter, with some improvement expected in the fourth quarter as an airlift search and rescue contract comes online.

Gross profit in the Expeditionary Services segment decreased $11.6 million or 87.2% with expeditionary airlift services comprising $9.0 million of the decrease.  The lower sales volumes at mobility products contributed the remainder of the gross profit decrease.  The gross profit margin decreased to 2.6% in fiscal 2016 from 17.2% in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.4 million in fiscal 2016 reflecting increased legal expenses and additional investments in business development activities.  These were partially offset by the realization of benefits from the cost control measures implemented by the Company during fiscal 2015.

Interest Expense

Interest expense decreased $5.1 million in fiscal 2016 compared to the prior year period primarily as a result of the redemption of our $325 million 7.25% Senior Notes in the fourth quarter of fiscal 2015.

Income Taxes

Our effective income tax rate for continuing operations was 33.8% for the three month period ended November 30, 2015 compared to 34.4% in the prior year period.

Six-Month Period Ended November 30, 2015

Aviation Services Segment

For the six-month period ended November 30, 2015, sales in the Aviation Services segment increased $37.9 million or 5.9% over the prior year period primarily attributable to a $41.5 million or 26.4% increase in sales to government and defense customers.   The increase in sales to government and defense customers was primarily attributable to higher volumes in distribution of $20.8 million over the prior year period largely from the new contract wins announced in the second half of fiscal 2014.  In addition, sales increased $18.0 million related to a defense-related supply program as it experienced higher flight hours during fiscal 2016 compared to the prior year period.

Sales in this segment to commercial customers decreased $3.6 million or 0.7% from the prior year primarily due to lower demand in aftermarket parts trading of $34.4 million partially offset by higher MRO sales of $18.9 million.  Higher volumes in commercial distribution of $15.6 million also helped to offset the lower volumes in aftermarket parts trading.

Gross profit in the Aviation Services segment increased $6.0 million or 5.9%.  Gross profit in this segment on sales to government and defense customers increased $7.5 million or 29.8% over the prior year with the defense-related supply program discussed above contributing the majority of the increase.  Gross profit margin on sales to government and defense customers increased from 16.0% to 16.4% primarily due to these increased volumes.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

Gross profit on sales to commercial customers decreased $1.5 million or 2.0% from the prior year with the gross profit margin decreasing slightly to 15.8% compared to 16.0% in the prior year.  The decrease in gross profit on sales to commercial customers is primarily attributable to reduced volumes in aftermarket parts trading partially offset by the stronger MRO volumes discussed above.

Expeditionary Services Segment

For the six month period ended November 30, 2015, sales in the Expeditionary Services segment decreased $34.7 million or 21.6% from the prior year period.  The decrease in sales was driven by a decrease of $20.0 million due to lower demand for mobility products as the DoD reduced its purchases of these products due to reduced troop activity.  The remainder of the decrease in sales in the Expeditionary Services segment was attributable to expeditionary airlift services which experienced a reduction in aircraft positions in Afghanistan as a result of the troop drawdown.

Gross profit in the Expeditionary Services segment decreased $21.2 million or 77.1% with expeditionary airlift services comprising $17.1 million of the decrease in gross profit.  The lower sales volumes at mobility products contributed the remainder of the gross profit decrease.  The gross profit margin decreased to 5.0% in fiscal 2016 from 17.1% in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.3 million in fiscal 2016 primarily attributable to increased legal expenses and additional investments in business development activities.  These were partially offset by the realization of benefits from the cost control measures implemented by the Company during fiscal 2015.

Interest Expense

Interest expense decreased $9.5 million in fiscal 2016 compared to the prior year period primarily as a result of the redemption of our $325 million 7.25% Senior Notes in the fourth quarter of fiscal 2015.

Income Taxes

Our effective income tax rate for continuing operations was 34.3% for the six month period ended November 30, 2015 compared to 34.8% in the prior year period.

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

At November 30, 2015, our liquidity and capital resources included cash of $62.8 million and working capital of $632.8 million.

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

Borrowings outstanding under the Credit Agreement at November 30, 2015 were $105.0 million and there were approximately $12.6 million of outstanding letters of credit, which reduced the availability of this facility to $382.4 million. There are no other terms or covenants limiting the availability of this facility. We also had $2.7 million available under a foreign line of credit at November 30, 2015.

We intend to retire current maturities of $35.3 million through a combination of cash on hand and borrowings under our Credit Agreement.

We are in compliance with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $17.7 million in the six month period ended November 30, 2015 compared to cash provided of $42.3 million in the prior year period.  The decrease from the prior period of $60.0 million was primarily attributable to decreases in both accounts payable and accrued liabilities over the prior period.

The use of cash of $17.7 million in the six month period ended November 30, 2015 was primarily due to increases in inventory and accounts receivable of $25.5 million and $25.0 million, respectively.  The accounts receivable increase was primarily attributable to an increase of $16.3 million in Aviation Services reflecting the sales growth in the segment and an increase of $6.9 million in expeditionary airlift services due to higher sales in the second quarter of fiscal 2016 versus the fourth quarter of fiscal 2015.  Inventories increased $19.8 million in Aviation Services due to continued investment to support new distribution contract wins announced in the second half of fiscal 2014.

Cash Flows from Investing Activities

Net cash used in investing activities—continuing operations was $3.9 million during the six month period ended November 30, 2015 compared to a use of cash of $14.8 million in the prior year period.  The decrease of $10.9 million over the prior period was primarily attributable to proceeds received in fiscal 2016 from aircraft sales and disposals partially offset by additional capital expenditures in fiscal 2016 primarily in expeditionary airlift services.  During the three month period ended November 30, 2015, we completed a sale-leaseback transaction for an AW-189 rotary-wing aircraft which resulted in proceeds of $19.2 million.

Net cash provided from investing activities—discontinued operations was $27.1 million during the six month period ended November 30, 2015 which included $28.3 of proceeds from contingent consideration from our sale of Telair Cargo Group.

Cash Flows from Financing Activities

Net cash provided from financing activities—continuing operations was $0.9 million during the six month period ended November 30, 2015 compared to a use of cash of $8.0 million in the prior year period.  The increase of $8.9 million was primarily attributable to increased net borrowings in fiscal 2016 partially offset by $10.1 million of treasury stock purchases in fiscal 2016 compared to $1.7 million of treasury stock purchases in the prior year period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the second quarter of fiscal 2016.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable.  See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for a discussion of accounts receivable exposure.

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

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2015.  There were no significant changes during the quarter ended November 30, 2015.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2015, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

DynCorp International LLC v. AAR Airlift Group, Inc.

There have been several recent developments in the previously disclosed lawsuit filed on September 4, 2015 by DynCorp International LLC (“DynCorp”) against AAR Airlift Group, Inc.  (“AAR Airlift”), a wholly-owned subsidiary of AAR CORP. located in Palm Bay, Florida.

The Court denied DynCorp’s motion for expedited discovery on September 23, 2015.  The Court also denied DynCorp’s motion for a preliminary injunction in its order dated October 9, 2015, stating:

“As noted at the hearing, it appears to the Court that DynCorp brought this case primarily to obtain an advantage in the administrative hearings regarding its exclusion from the Worldwide Aviation Support Services (“WASS”) program contract bidding.  Granting of the injunctive relief sought in this case would reward this behavior and would therefore not be in the public interest.”

Following the issuance of the Court’s denial of its motion for preliminary injunction, DynCorp filed a First Amended Complaint on October 19, 2015.  The First Amended Complaint contains substantially the same claims contained in the original complaint and alleges that AAR Airlift misappropriated DynCorp’s trade secrets in connection with the submission of proposals pursuant to the solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of the WASS program. On November 5, 2015, AAR Airlift filed a motion to dismiss the First Amended Complaint, asserting, among other things, that DynCorp failed to adequately state a claim.

On November 5, 2015, AAR Airlift also filed a motion to stay discovery in the DynCorp lawsuit, at least until the Court has ruled on AAR Airlift’s motion to dismiss the DynCorp First Amended Complaint.  On December 3, 2015, the Court granted AAR’s Airlift’s motion to stay all discovery in the case until 15 days following the Court’s order on AAR Airlift’s motion to dismiss.  To date, the Court has not ruled on AAR Airlift’s motion to dismiss the First Amended Complaint.

AAR Airlift will continue to defend itself vigorously against DynCorp’s lawsuit and any attempt to invalidate or interfere with AAR Airlift’s lawful participation in the INL/A contract award competition.

OIG Investigation

As previously disclosed, the U.S. Department of State received — and referred to its Office of Inspector General (“OIG”) — a May 2015 letter from DynCorp in which DynCorp made substantially the same allegations against AAR Airlift as set forth in both its original complaint and its First Amended Complaint.  The OIG is investigating these allegations, and AAR Airlift is cooperating fully in that investigation.

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2015.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information about purchases we made during the quarter ended November 30, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
9/1/2015 – 9/30/2015	2,220	$23.85	2,220
10/1/2015 – 10/31/2015	139,500	$19.66	139,500
11/1/2015 – 11/30/2015	—	—	—
Total	141,720	$19.73	141,720	$91,420,983

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

(1) These amounts include share repurchases pursuant to our stock repurchase plan and shares repurchased related to restricted stock grants.

(2) On March 16, 2015, we announced a Board authorization to purchase up to $250 million of our common stock with no expiration date.

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

AAR CORP.
(Registrant)

Date:	December 18, 2015	/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1 Section 302 Certification dated December 18, 2015 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

31.2 Section 302 Certification dated December 18, 2015 of Michael J. Sharp, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1 Section 906 Certification dated December 18, 2015 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

32.2 Section 906 Certification dated December 18, 2015 of Michael J. Sharp, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File

101                           The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2015 and May 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended November 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2015 and 2014, (iv)  Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2015 and 2014, (v) Condensed Consolidated Statement of Changes in Equity for the six months ended November 30, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.