Form 10-Q
period 2016-02-29
AAR CORP
filed 2016-03-23
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2016

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

As of February 29, 2016, there were 34,748,311 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 29, 2016

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 29, 2016 and May 31, 2015

(In millions, except share data)

ASSETS

	February 29,	May 31,
	2016	2015
	(Unaudited)

Current assets:
Cash and cash equivalents	$50.4	$54.7
Accounts receivable, less allowances of $3.9 and $5.8, respectively	249.9	229.0
Inventories	458.1	456.0
Rotable spares and equipment on or available for short-term lease	119.1	110.7
Assets of discontinued operations	10.3	17.0
Deposits, prepaids and other	35.2	28.4
Deferred tax assets	47.7	58.3
Total current assets	970.7	954.1

Property, plant and equipment, net of accumulated depreciation of $435.3 and $398.5, respectively	222.4	214.8

Other assets:
Goodwill	115.2	123.5
Intangible assets, net of accumulated amortization of $24.9 and $22.5, respectively	37.7	36.7
Equipment on or available for long-term lease	81.0	80.2
Investment in joint ventures	17.3	20.5
Other	77.7	85.2
	328.9	346.1
	$1,522.0	$1,515.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 29, 2016 and May 31, 2015

(In millions, except share data)

LIABILITIES AND EQUITY

	February 29,	May 31,
	2016	2015
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$35.7	$69.0
Accounts and trade notes payable	162.0	142.3
Accrued liabilities	162.0	200.7
Total current liabilities	359.7	412.0

Long-term debt, less current maturities	160.0	85.0
Deferred tax liabilities	79.8	104.6
Other liabilities and deferred income	64.2	68.3
	304.0	257.9

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,050,881 and 44,895,934 shares at cost, respectively	45.1	44.9
Capital surplus	447.8	442.6
Retained earnings	672.2	644.3
Treasury stock, 10,302,570 and 9,473,058 shares at cost, respectively	(266.4)	(246.3)
Accumulated other comprehensive loss	(40.4)	(40.4)
Total equity	858.3	845.1
	$1,522.0	$1,515.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 29, 2016 and February 28, 2015

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2016	2015	2016	2015
Sales:
Sales from products	$220.1	$213.9	$661.2	$656.9
Sales from services	182.7	166.2	543.2	521.6
	402.8	380.1	1,204.4	1,178.5
Cost and operating expenses:
Cost of products	183.0	184.5	553.8	568.6
Cost of services	161.5	145.5	477.9	430.2
Selling, general and administrative	42.6	41.7	124.5	120.3
	387.1	371.7	1,156.2	1,119.1
Earnings (Loss) from joint ventures	—	0.6	(0.4)	1.8
Operating income	15.7	9.0	47.8	61.2
Loss on extinguishment of debt	—	—	(0.4)	—
Interest expense	(1.7)	(6.4)	(5.2)	(19.4)
Interest income	0.1	—	0.2	0.2
Income from continuing operations before provision for income taxes	14.1	2.6	42.4	42.0
Provision for income taxes	3.4	0.7	13.1	14.4
Income from continuing operations attributable to AAR	10.7	1.9	29.3	27.6
Discontinued operations:
Operating income (loss)	(0.8)	(0.5)	(9.3)	4.1
Gain from contingent consideration	—	—	27.7	—
Impairment charge	—	(46.4)	—	(46.4)
Provision for income taxes (benefit)	5.1	(10.6)	12.0	(10.0)
Income (Loss) from discontinued operations	(5.9)	(36.3)	6.4	(32.3)
Income attributable to noncontrolling interest from discontinued operations	—	(0.1)	—	(0.2)
Income (Loss) from discontinued operations attributable to AAR	(5.9)	(36.4)	6.4	(32.5)
Net income attributable to AAR	$4.8	$(34.5)	$35.7	$(4.9)

Earnings (Loss) per share — basic:
Earnings from continuing operations	$0.31	$0.05	$0.84	$0.70
Earnings (Loss) from discontinued operations	(0.17)	(0.94)	0.19	(0.84)
Earnings (Loss) per share — basic	$0.14	$(0.89)	$1.03	$(0.14)

Earnings (Loss) per share — diluted:
Earnings from continuing operations	$0.31	$0.05	$0.84	$0.69
Earnings (Loss) from discontinued operations	(0.17)	(0.94)	0.19	(0.84)
Earnings (Loss) per share — diluted	$0.14	$(0.89)	$1.03	$(0.15)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Nine Months Ended February 29, 2016 and February 28, 2015

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2016	2015	2016	2015
Net income (loss) attributable to AAR and noncontrolling interest	$4.8	$(34.4)	$35.7	$(4.7)
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments, net of tax of $0 and ($0.6) for the three months ended February 29, 2016 and February 28, 2015, respectively, and $0 and $0.6 for the nine months ended February 29, 2016 and February 28, 2015, respectively	(1.8)	(26.1)	(0.8)	(49.9)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during period, net of tax of $0 and $0.1 for the three months ended February 29, 2016 and February 28, 2015, respectively, and $0 and $0.3 for the nine months ended February 29, 2016 and February 28, 2015, respectively	—	0.4	—	0.6
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0 for the three months ended February 29, 2016 and February 28, 2015, respectively, and $0.4 and $0.0 for the nine months ended February 29, 2016 and February 28, 2015, respectively	0.3	(0.2)	0.8	(0.1)
Other comprehensive income (loss), net of tax	(1.5)	(25.9)	—	(49.4)
Comprehensive income (loss), net of tax	3.3	(60.3)	35.7	(54.1)
Comprehensive income related to noncontrolling interest	—	(0.1)	—	(0.2)
Comprehensive income (loss) attributable to AAR	$3.3	$(60.4)	$35.7	$(54.3)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 29, 2016 and February 28, 2015

(Unaudited)

(In millions)

	Nine Months Ended
	February 29/28,
	2016	2015
Cash flows provided from (used in) operating activities:
Net income (loss) attributable to AAR and noncontrolling interest	$35.7	$(4.7)
Less: Loss (Income) from discontinued operations	(6.4)	32.3
Income from continuing operations attributable to AAR	29.3	27.6
Adjustments to reconcile net income to net cash provided from(used in) operating activities:
Depreciation and intangible amortization	37.0	41.4
Impairment charges	—	4.7
Amortization of stock-based compensation	6.2	6.5
Amortization of debt discount	1.3	2.0
Amortization of overhaul costs	16.3	14.7
Deferred tax provision (benefit)	7.5	(7.1)
Loss on extinguishment of debt	0.4	—
Loss (Earnings) from joint ventures	0.4	(1.7)
Changes in certain assets and liabilities:
Accounts receivable	(24.1)	(25.2)
Inventories	(40.4)	(58.3)
Rotable spares and equipment on or available for short-term lease	(8.3)	(4.6)
Equipment on or available for long-term lease	(7.7)	(21.3)
Accounts and trade notes payable	20.5	26.5
Accrued and other liabilities	(34.4)	6.4
Other, primarily program and overhaul costs	(18.1)	(7.2)
Net cash provided from (used in) operating activities — continuing operations	(14.1)	4.4
Net cash provided from (used in) operating activities — discontinued operations	0.2	4.6
Net cash provided from (used in) operating activities	(13.9)	9.0
Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(74.2)	(19.9)
Proceeds from sale-leaseback	38.5	—
Payments for acquisitions	(4.8)	(1.0)
Proceeds from asset disposals	6.5	1.2
Other	1.1	(0.5)
Net cash used in investing activities — continuing operations	(32.9)	(20.2)
Net cash provided from (used in) investing activities — discontinued operations	26.9	(3.7)
Net cash used in investing activities	(6.0)	(23.9)
Cash flows provided from (used in) financing activities:
Short-term borrowings (repayments), net	85.0	55.0
Reduction in long-term borrowings	(44.9)	(46.8)
Cash dividends	(7.8)	(8.9)
Purchase of treasury stock	(17.4)	(1.7)
Other	1.1	(0.3)
Net cash provided from (used in) financing activities — continuing operations	16.0	(2.7)
Net cash used in financing activities — discontinued operations	—	(0.6)
Net cash provided from (used in) financing activities	16.0	(3.3)
Effect of exchange rate changes on cash	(0.4)	(4.0)
Decrease in cash and cash equivalents	(4.3)	(22.2)
Cash and cash equivalents, beginning of period	54.7	89.2
Cash and cash equivalents, end of period	$50.4	$67.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended February 29, 2016

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2015	$44.9	$442.6	$644.3	$(246.3)	$(40.4)	$845.1
Net income	—	—	35.7	—	—	35.7
Cash dividends	—	—	(7.8)	—	—	(7.8)
Stock option activity	—	2.0	—	2.0	—	4.0
Restricted stock activity	0.2	3.4	—	(4.7)	—	(1.1)
Repurchase of shares	—	—	—	(17.4)	—	(17.4)
Equity portion of bond repurchase	—	(0.2)	—	—	—	(0.2)
Balance, February 29, 2016	$45.1	$447.8	$672.2	$(266.4)	$(40.4)	$858.3

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2016

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 29, 2016, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended February 29, 2016 and February 28, 2015, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 29, 2016 and February 28, 2015, and the Condensed Consolidated Statement of Changes in Equity for the nine-month period ended February 29, 2016.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  This new standard will be effective for us beginning June 1, 2016.  We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This ASU amends existing guidance to require the presentation of deferred tax liabilities and assets as noncurrent within a classified statement of financial position.  Adoption of this new standard may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  This new standard will be effective for us beginning June 1, 2017 with early adoption permitted.  We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, including those classified as operating leases under the current accounting guidance.  In addition, this ASU will require new qualitative and quantitative disclosures about the Company’s leasing activities.  This new standard will be effective for us beginning June 1, 2019 with early adoption permitted.  This ASU requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

Telair Cargo Group and PSM are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.  Interest expense allocated to discontinued operations was $0 million and $2.8 million during the three months ended February 29, 2016 and February 28, 2015, respectively, and $0 million and $8.4 million during the nine months ended February 29, 2016 and February 28, 2015, respectively.  No amounts for general corporate overhead were allocated to discontinued operations.

Liabilities of discontinued operations of $5.8 million and $5.4 million at February 29, 2016 and May 31, 2015, respectively, were classified as Accrued Liabilities on the Condensed Consolidated Balance Sheet.  Operating income (loss) from discontinued operations was comprised of the following:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2016	2015	2016	2015
Sales	$12.6	$91.8	$34.3	$252.6
Cost of sales	(12.1)	(80.0)	(39.2)	(216.6)
Selling, general and administrative expenses	(1.3)	(9.3)	(4.4)	(22.7)
Interest expense, net	—	(3.0)	—	(9.2)
Operating income (loss) from discontinued operations	$(0.8)	$(0.5)	$(9.3)	$4.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

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

Included in accounts receivable as of February 29, 2016 and May 31, 2015, are $24.6 million and $21.1 million, respectively, of unbilled accounts receivable related to a defense-related supply program.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

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

Expense charged to operations for restricted stock was $1.4 million and $1.6 million during the three months ended February 29, 2016 and February 28, 2015, respectively, and $3.6 million and $4.3 million during the nine months ended February 29, 2016 and February 28, 2015, respectively.

Stock Options

The total intrinsic value of stock options exercised during the nine months ended February 29, 2016 and February 28, 2015 was $0.9 million and $1.5 million, respectively.   Expense charged to operations for stock options was $0.9 million and $0.8 million during the three months ended February 29, 2016 and February 28, 2015, respectively, and $2.6 million and $2.2 million during the nine months ended February 29, 2016 and February 28, 2015, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 — Inventory

The summary of inventories is as follows:

	February 29,	May 31,
	2016	2015
Raw materials and parts	$37.9	$43.1
Work-in-process	22.6	18.1
Aircraft and engine parts, components and finished goods	380.1	337.0
Aircraft held for sale and related support parts	17.5	57.8
	$458.1	$456.0

We had eight aircraft held for sale comprised of five fixed-wing and three rotary-wing aircraft at February 29, 2016 and eleven aircraft held for sale comprised of five fixed-wing and six rotary-wing aircraft at May 31, 2015.

Note 6 — Aircraft Sale-Leaseback Transactions

During the fourth quarter of fiscal 2015, we entered into a sale-leaseback transaction for our two S-92 rotary-wing aircraft resulting in the recognition of a loss of $1.1 million.  We received proceeds of $40.3 million in fiscal 2015 which were deferred as a sale-leaseback advance pending completion of the sale transactions.  Both of the S-92 aircraft sales were completed in fiscal 2016.

During the nine-month period ended February 29, 2016, we received proceeds of $38.5 million from sale-leaseback transactions for two AW-189 rotary-wing aircraft.  The $1.7 million gain realized on the sale has been deferred and is being amortized over the lease term of ten years.

Note 7 — Income Taxes

During the third quarter of fiscal 2016, we completed a reconciliation of our tax basis assets and liabilities and an analysis of our income tax payable which identified prior year immaterial errors netting to $0.2 million.  The correction of these errors was recognized in the three months ended February 29, 2016 with $2.7 million recognized as income tax expense in discontinued operations and $2.5 million recognized as income tax benefit within income from continuing operations.  Further, in connection with the reconciliation of our tax basis assets and liabilities, we corrected certain amounts within deferred tax assets and liabilities, accrued liabilities, and goodwill on our condensed consolidated balance sheet as of February 29, 2016.  We have concluded these errors were not material to any prior reporting periods.

During the third quarter of fiscal 2016, we recognized $2.8 million of income tax expense in discontinued operations related to changes in estimates associated with tax provision to federal income tax return filing differences.

Note 8 — Supplemental Cash Flow Information

	Nine Months Ended
	February 29/28,
	2016	2015
Interest paid	$3.3	$32.1
Income taxes paid	26.5	11.7
Income tax refunds received	1.3	12.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 29,	May 31,
	2016	2015

Revolving Credit Facility expiring March 24, 2020 with interest payable monthly	$135.0	$50.0
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	10.0	20.0
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	25.7	48.0
Mortgage loan (secured by Wood Dale, Illinois facility) due August 1, 2015	—	11.0
Total debt	195.7	154.0
Current maturities of debt	(35.7)	(69.0)
Long-term debt	$160.0	$85.0

At February 29, 2016, the carrying value of our variable rate and fixed rate debt had a fair value that approximates the carrying value of $195.7 million.  These debt instruments are classified as Level 3 in the fair value hierarchy which is defined as a fair value determined based upon one or more significant unobservable inputs.

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

On March 1, 2016, we retired the remaining balance of our 2.25% convertible notes at maturity for $26.0 million cash including accrued interest of $0.3 million.

The interest expense associated with convertible notes was as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2016	2015	2016	2015
Coupon interest	$0.2	$0.3	$0.6	$1.2
Amortization of deferred financing fees	—	—	—	0.1
Amortization of discount	0.3	0.4	1.3	1.7
Interest expense related to convertible notes	$0.5	$0.7	$1.9	$3.0

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 — Derivative Instruments and Hedging Activities

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

Note 11 — Earnings per Share

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

February 29, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

The following table provides a reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 29, 2016 and February 28, 2015.

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2016	2015	2016	2015
Basic and Diluted EPS:
Income from continuing operations	$10.7	$1.9	$29.3	$27.6
Less income attributable to participating shares	(0.1)	(0.1)	(0.3)	(0.6)
Income from continuing operations attributable to common shareholders	10.6	1.8	29.0	27.0
Income (Loss) from discontinued operations attributable to common shareholders	(5.9)	(36.4)	6.4	(32.5)
Net income (loss) attributable to common shareholders
For earnings per share — basic and diluted	$4.7	$(34.6)	$35.4	$(5.5)

Weighted Average Shares:
Weighted average common shares outstanding — basic	34.2	38.7	34.5	38.7
Additional shares from the assumed exercise of stock options	0.2	0.5	0.2	0.5
Weighted average common shares outstanding — diluted	34.4	39.2	34.7	39.2

Earnings per share — basic:
Earnings from continuing operations	$0.31	$0.05	$0.84	$0.70
Earnings (Loss) from discontinued operations	(0.17)	(0.94)	0.19	(0.84)
Earnings per share — basic	$0.14	$(0.89)	$1.03	$(0.14)

Earnings per share — diluted:
Earnings from continuing operations	$0.31	$0.05	$0.84	$0.69
Earnings (Loss) from discontinued operations	(0.17)	(0.94)	0.19	(0.84)
Earnings per share — diluted	$0.14	$(0.89)	$1.03	$(0.15)

At February 29, 2016 and February 28, 2015, respectively, stock options to purchase 178,490 shares and 169,163 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and nine-month periods ended February 29, 2016 and February 28, 2015 were as follows:

	Currency Translation Adjustments	Pensions Plans	Derivative Instruments	Total
Balance at December 1, 2015	$(0.1)	$(38.8)	$—	$(38.9)
Other comprehensive income before reclassifications	(1.8)	—	—	(1.8)
Amounts reclassified from AOCL	—	0.3	—	0.3
Total other comprehensive income	(1.8)	0.3	—	(1.5)
Balance at February 29, 2016	$(1.9)	$(38.5)	$—	$(40.4)

Balance at December 1, 2014	$(15.1)	$(35.3)	$(2.4)	$(52.8)
Other comprehensive loss before reclassifications	(26.1)	—	0.4	(25.7)
Amounts reclassified from AOCL	—	(0.2)	—	(0.2)
Total other comprehensive loss	(26.1)	(0.2)	0.4	(25.9)
Balance at February 28, 2015	$(41.2)	$(35.5)	$(2.0)	$(78.7)

	Currency Translation Adjustments	Pensions Plans	Derivative Instruments	Total
Balance at June 1, 2015	$0.9	$(41.3)	$—	$(40.4)
Reclassification within AOCL	(2.0)	2.0	—	—
Other comprehensive income before reclassifications from AOCL	(0.8)	—	—	(0.8)
Amounts reclassified from AOCL	—	0.8	—	0.8
Total other comprehensive income	(0.8)	0.8	—	—
Balance at February 29, 2016	$(1.9)	$(38.5)	$—	$(40.4)

Balance at June 1, 2014	$8.7	$(35.4)	$(2.6)	$(29.3)
Other comprehensive income before reclassifications	(49.9)	—	0.6	(49.3)
Amounts reclassified from AOCL	—	(0.1)	—	(0.1)
Total other comprehensive income (loss)	(49.9)	(0.1)	0.6	(49.4)
Balance at February 28, 2015	$(41.2)	$(35.5)	$(2.0)	$(78.7)

Note 13 — Acquisition

On December 4, 2015, we acquired certain assets of Vantem Modular LLC, which designs, manufactures, and distributes modular shelters.  The purchase price of the acquisition was $4.8 million paid at closing with future royalties of up to $5.0 million.  The purchase price has been allocated to intangible assets on a preliminary basis pending completion of the evaluation of the fair value of the assets acquired and liabilities assumed.  This business will operate as part of our Expeditionary Services segment.

Note 14 — Business Segment Information

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

Selected financial information for each segment is as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2016	2015	2016	2015
Sales:
Aviation Services	$349.2	$318.4	$1,024.6	$955.9
Expeditionary Services	53.6	61.7	179.8	222.6
	$402.8	$380.1	$1,204.4	$1,178.5

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2016	2015	2016	2015
Gross profit (loss):
Aviation Services	$58.6	$50.7	$166.7	$152.8
Expeditionary Services	(0.3)	(0.6)	6.0	26.9
	$58.3	$50.1	$172.7	$179.7

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2016	2015	2016	2015
Segment gross profit	$58.3	$50.1	$172.7	$179.7
Selling, general and administrative	(42.6)	(41.7)	(124.5)	(120.3)
Earnings (Loss) from joint ventures	—	0.6	(0.4)	1.8
Loss on extinguishment of debt	—	—	(0.4)	—
Interest expense	(1.7)	(6.4)	(5.2)	(19.4)
Interest income	0.1	—	0.2	0.2
Income before provision for income taxes	$14.1	$2.6	$42.4	$42.0

Note 15 — Legal Proceedings

DynCorp International LLC v. AAR Airlift Group, Inc.

On November 5, 2015, AAR Airlift Group, Inc. (“AAR Airlift”), a wholly-owned subsidiary of AAR CORP. filed a motion to dismiss a First Amended Complaint filed by DynCorp International LLC (“DynCorp”) alleging that AAR Airlift misappropriated DynCorp’s trade secrets in connection with the submission of proposals pursuant to the solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of the WASS program.

On January 14, 2016, the Court granted AAR Airlift’s motion to dismiss the First Amended Complaint. On February 2, 2016, DynCorp filed an appeal to the United States Court of Appeals for the Eleventh Circuit with respect to the Court’s order on the motion to dismiss and other orders issued by the Court in this case.

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

In the first phase of our transformation, we sold the Telair Cargo Group for total proceeds of $733 million including contingent consideration received in the first quarter of fiscal 2016 of $28 million.  We also discontinued our Precision Systems Manufacturing (“PSM”) businesses in fiscal year 2015 and are currently marketing the businesses for sale.  In phase two, we used a portion of the Telair proceeds to improve our capital structure through the return of $152 million to shareholders from shares repurchases and the redemption of our Senior Notes for $370.6 million to reduce our annual interest expense.  In phase three, we streamlined our remaining businesses, including realigning the Company’s corporate office, reducing overhead expenses, and consolidating our airframe maintenance, repair, and overhaul business through the closure of our Hot Springs, Arkansas facility.

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

Results of Operations

Sales and gross profit for our two business segments for the three- and nine months ended February 29, 2016 and February 28, 2015 were as follows:

	Three Months Ended February 29/28,			Nine Months Ended February 29/28,
	2016	2015	% Change	2016	2015	% Change
Sales:
Aviation Services
Commercial	$240.9	$238.9	0.8%	$717.5	$719.1	(0.2)%
Defense	108.3	79.5	36.2%	307.1	236.8	29.7%
	$349.2	$318.4	9.7%	$1,024.6	$955.9	7.2%
Expeditionary Services
Commercial	$3.1	$6.6	(53.0)%	$9.5	$15.1	(37.1)%
Defense	50.5	55.1	(8.3)%	170.3	207.5	(17.9)%
	$53.6	$61.7	(13.1)%	$179.8	$222.6	(19.2)%

	Three Months Ended February 29/28,			Nine Months Ended February 29/28,
	2016	2015	% Change	2016	2015	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$37.9	$38.2	(0.8)%	$113.3	$115.1	(1.6)%
Defense	20.7	12.5	65.6%	53.4	37.7	41.6%
	$58.6	$50.7	15.6%	$166.7	$152.8	9.1%
Expeditionary Services
Commercial	$(0.5)	$0.3	(266.7)%	$(0.8)	$1.2	(166.7)%
Defense	0.2	(0.9)	(122.2)%	6.8	25.7	(73.5)%
	$(0.3)	$(0.6)	(50.0)%	$6.0	$26.9	(77.7)%

Three-Month Period Ended February 29, 2016

Aviation Services Segment

Sales in the Aviation Services segment increased $30.8 million or 9.7% over the prior year period principally due to a $28.8 million or 36.2% increase in sales to government and defense customers.  The increase in sales to government and defense customers was primarily attributable to increased volume in programs of $18.2 million and higher volumes in distribution of $6.3 million over the prior year period.

During the third quarter of fiscal 2016, sales in this segment to commercial customers increased $2.0 million or 0.8% over the prior year period.  The increase was primarily due to higher MRO sales of $17.7 million as volume increased in our airframe maintenance facilities.  Sales to commercial customers also increased in distribution by $7.0 million primarily related to a new consumable and expendable distribution contract announced in the second half of fiscal 2014.  These increases were largely offset by lower demand in aftermarket parts trading of $17.4 million.

Cost of sales in Aviation Services increased $22.9 million or 8.6% which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $7.9 million or 15.6% over the prior year period.  Gross profit on sales to government and defense customers increased $8.2 million or 65.6% over the prior year, with programs the largest driver of the increase.  Improved profitability in programs also helped increase the gross profit margin on sales to government and defense customers from 15.7% in the prior year period to 19.1% in fiscal 2016.

Gross profit on sales to commercial customers decreased $0.3 million or 0.8% from the prior year period as the gross profit from the decreased volumes in aftermarket trading more than offset the gross profit from the higher MRO volumes.  The gross profit margin on sales to commercial customers decreased slightly from 16.0% to 15.7% primarily as a result of the reduced volumes in aftermarket parts trading.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $8.1 million or 13.1% from the prior year period.  Sales declined $14.3 million due to lower demand for mobility products as the DoD reduced its purchases of these products due to reduced troop activity.  This decrease was partially offset by sales of expeditionary airlift services which increased $6.3 million over the prior year period due primarily to contract positions outside of Afghanistan.  We expect the softness in Expeditionary Services to continue as a result of weak demand and pricing pressures in the competitive environment for DoD products and services.

Gross profit in the Expeditionary Services segment improved slightly from a loss of $0.6 million in the prior year period to a loss of $0.3 million in fiscal 2016.  Cost of sales for the three month period ended February 28, 2015 included $4.7 million of impairment charges related to five aircraft available for sale and their related inventory and rotable assets.  No impairment charges were recognized in fiscal 2016.  Lower sales volumes for mobility products decreased gross profit by $4.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.9 million in fiscal 2016 reflecting increased legal expenses and additional investments in business development activities.  These were partially offset by the realization of benefits from the cost control measures implemented by the Company during fiscal 2015.

Interest Expense

Interest expense decreased $4.7 million in fiscal 2016 compared to the prior year period primarily as a result of the redemption of our $325 million 7.25% Senior Notes in the fourth quarter of fiscal 2015.

Income Taxes

Our effective income tax rate for continuing operations was 24.1% for the three month period ended February 29, 2016 compared to 26.9% in the prior year period.  The effective income tax rate for fiscal 2016 includes a benefit of $2.5 million related to the correction of prior year immaterial errors.  We also recognized tax expense of $0.9 million in the three month period ended February 29, 2016 for a valuation allowance against certain deferred tax assets.

Nine-Month Period Ended February 29, 2016

Aviation Services Segment

For the nine-month period ended February 29, 2016, sales in the Aviation Services segment increased $68.7 million or 7.2% over the prior year period primarily as a result of a $70.3 million or 29.7% increase in sales to government and defense customers.   The increase in sales to government and defense customers was primarily attributable to increased volumes in programs of $42.0 million and higher volumes in distribution of $27.1 million largely from the new contract wins announced in the second half of fiscal 2014.

Sales in this segment to commercial customers decreased $1.6 million or 0.2% from the prior year primarily due to lower demand in aftermarket parts trading of $51.8 million offset by higher MRO sales of $36.6 million and higher volumes in distribution of $22.6 million.

Cost of sales in Aviation Services increased $54.8 million or 6.8% which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $13.9 million or 9.1%.  Gross profit in this segment on sales to government and defense customers increased $15.7 million or 41.6% over the prior year, with programs contributing the majority of the increase.  Improved profitability on programs also helped increase the gross profit margin on sales to government and defense customers from 15.9% in the prior year period to 17.4% in fiscal 2016.

Gross profit on sales to commercial customers decreased $1.8 million or 1.6% from the prior year, with the gross profit margin decreasing slightly from 16.0% in the prior year period to 15.8% in fiscal 2016.  The decrease in gross profit on sales to commercial customers is primarily attributable to reduced volumes in aftermarket parts trading partially offset by the stronger MRO volumes discussed above.

Expeditionary Services Segment

For the nine-month period ended February 29, 2016, sales in the Expeditionary Services segment decreased $42.8 million or 19.2% from the prior year period.  The decrease in sales was driven by a decrease of $34.3 million due to lower demand for mobility products as the DoD reduced its purchases of these products due to reduced troop activity.  The remainder of the decrease in sales in the Expeditionary Services segment was attributable to expeditionary airlift services, which experienced a reduction in aircraft positions in Afghanistan as a result of the troop drawdown.

Gross profit in the Expeditionary Services segment decreased $20.9 million or 77.7%, with expeditionary airlift services comprising $12.5 million of the decrease in gross profit.  The lower sales volumes at mobility products contributed the remainder of the gross profit decrease.  The gross profit margin decreased to 3.3% in fiscal 2016 from 12.1% in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.2 million in fiscal 2016 primarily due to increased legal expenses and additional investments in business development activities.  These were partially offset by the realization of benefits from the cost control measures implemented by the Company during fiscal 2015.

Interest Expense

Interest expense decreased $14.2 million in fiscal 2016 compared to the prior year period primarily as a result of the redemption of our $325 million 7.25% Senior Notes in the fourth quarter of fiscal 2015.

Income Taxes

Our effective income tax rate for continuing operations was 30.9% for the nine-month period ended February 29, 2016 compared to 34.3% in the prior year period.  The effective income tax rate for fiscal 2016 includes a benefit of $2.5 million related to the correction of prior year immaterial errors.

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

At February 29, 2016, our liquidity and capital resources included cash of $50.4 million and working capital of $611.0 million.

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

Borrowings outstanding under the Credit Agreement at February 29, 2016 were $135.0 million and there were approximately $12.6 million of outstanding letters of credit, which reduced the availability of this facility to $352.4 million. There are no other terms or covenants currently limiting the availability of this facility. We also had $2.7 million available under a foreign line of credit at February 29, 2016.

We intend to retire current maturities of $35.7 million through a combination of cash on hand and borrowings under our Credit Agreement.

We are in compliance with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $14.1 million in the nine month period ended February 29, 2016 compared to cash provided of $4.4 million in the prior year period.  The decrease from the prior period of $18.5 million was primarily attributable to a decrease in accrued and other liabilities over the prior period.

The use of cash of $14.1 million in the nine month period ended February 29, 2016 was primarily due to an increase in inventory of $40.4 million.  Inventories increased $33.8 million in Aviation Services due to continued investment to support new distribution contract wins announced in the second half of fiscal 2014.

Cash Flows from Investing Activities

Net cash used in investing activities—continuing operations was $32.9 million during the nine month period ended February 29, 2016 compared to a use of cash of $20.2 million in the prior year period.  The decrease of $12.7 million over the prior period was primarily attributable to additional capital expenditures in fiscal 2016 primarily in expeditionary airlift services.  During the nine month period ended February 29, 2016, we completed sale-leaseback transactions for two AW-189 rotary-wing aircraft which resulted in proceeds of $38.5 million.

Net cash provided from investing activities—discontinued operations was $26.9 million during the nine month period ended February 29, 2016 which included $28.3 of proceeds from contingent consideration from our sale of Telair Cargo Group.

Cash Flows from Financing Activities

Net cash provided from financing activities—continuing operations was $16.0 million during the nine month period ended February 29, 2016 compared to a use of cash of $2.7 million in the prior year period.  The increase of $18.7 million was primarily attributable to increased net borrowings in fiscal 2016 partially offset by $17.4 million of treasury stock purchases in fiscal 2016 compared to $1.7 million of treasury stock purchases in the prior year period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the third quarter of fiscal 2016.

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

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  On March 26, 2015, we sold our Telair Cargo Group which comprised the majority of our foreign operations and as a result, a hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of February 29, 2016.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2015.  There were no significant changes during the quarter ended February 29, 2016.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 29, 2016, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the third quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

DynCorp International LLC v. AAR Airlift Group, Inc.

On November 5, 2015, AAR Airlift Group, Inc.  (“AAR Airlift”), a wholly-owned subsidiary of AAR CORP. filed a motion to dismiss a First Amended Complaint filed by DynCorp International LLC (“DynCorp”) alleging that AAR Airlift misappropriated DynCorp’s trade secrets in connection with the submission of proposals pursuant to the solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of the WASS program.

On January 14, 2016, the Court granted AAR Airlift’s motion to dismiss the First Amended Complaint.  On February 2, 2016, DynCorp filed an appeal to the United States Court of Appeals for the Eleventh Circuit with respect to the Court’s order on the motion to dismiss and other orders issued by the Court in this case.

AAR Airlift will continue to defend itself vigorously against DynCorp’s lawsuit and any attempt to invalidate or interfere with AAR Airlift’s lawful participation in the INL/A contract award competition.

For additional information about this lawsuit, please refer to the “Legal Proceedings” section of the Company’s Quarterly Reports on Form 10-Q filed with respect to the quarters ended August 31, 2015 and November 30, 2015.

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2015.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information about purchases we made during the quarter ended February 29, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
12/1/2015 – 12/31/2015	—	—	—
1/1/2016 – 1/31/2016	312,397	$23.44	312,397
2/1/2016 – 2/29/2016	—	—	—
Total	312,397	$23.44	312,397	$84,096,921

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

AAR CORP.
(Registrant)

Date:	March 23, 2016	/s/ MICHAEL J. SHARP
Michael J. Sharp
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 23, 2016 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 23, 2016 of Michael J. Sharp, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 23, 2016 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 23, 2016 of Michael J. Sharp, Vice President, Chief Financial Officer and Treasurer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 29, 2016 and May 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 29, 2016 and February 28, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 29, 2016 and February 28, 2015, (iv)  Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2016 and February 28, 2015, (v) Condensed Consolidated Statement of Changes in Equity for the nine months ended February 29, 2016 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.