Form 10-K
period 2016-05-31
AAR CORP
filed 2016-07-13
CIK 1750

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2016 or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $806 million (based upon the closing price of the Common Stock at November 30, 2015 as reported on the New York Stock Exchange).

         On June 30, 2016, there were 34,698,633 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the Company's proxy statement for the Company's 2016 Annual Meeting of Stockholders, to be held October 13, 2016, are incorporated by reference in Part III of this report.

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

        During fiscal 2015, we executed on a comprehensive strategic plan that included:

  •
  The sale of our Telair Cargo Group for cash of $714 million, resulting in pre-tax gains of $198.6 million in the fourth quarter of fiscal 2015 (and $27.7 million in the first quarter of fiscal 2016 from the receipt of contingent consideration);

  •
  A decision to divest our Precision Systems Manufacturing business;

  •
  The exit of certain product lines and inventories in our aviation services businesses that were underperforming or not part of our strategy going forward;

  •
  The reduction of our total debt by $480 million;

  •
  The return of capital to shareholders through $151.5 million in common stock repurchases and $12.5 million of dividends.

        The divestiture of these manufacturing businesses allowed us to narrow our strategy to focus on our best in class aviation and expeditionary services. In fiscal 2016, our Aviation Services segment succeeded in expanding existing customer relationships in distribution and securing new program work with multiple international carriers. In our Expeditionary Services segment, we have completed the successful start-up of our new contract with the U.K. Ministry of Defense providing search and rescue services in the Falkland Islands.

        As we enter fiscal 2017, we remain in a strong financial position to further execute on our strategy as a best in class aviation and expeditionary services company. Our cash on hand plus unused capacity on our Revolving Credit Facility was $409 million at May 31, 2016. We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.

Business Segments

Aviation Services

        The Aviation Services segment provides aftermarket support and services for the commercial aviation and government and defense markets and accounted for 86%, 83%, and 72% of our sales in fiscal 2016, 2015, and 2014, respectively. In this segment, we also provide inventory management and distribution services, maintenance, repair and overhaul ("MRO") and engineering services. Business activities in this segment are primarily conducted through AAR Supply Chain, Inc. (formerly known as AAR Parts Trading, Inc.); AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Allen Services, Inc. (a wholly-owned subsidiary of AAR Parts Trading, Inc.); AAR Landing Gear LLC; and AAR International, Inc.

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

        We also provide customized performance-based supply chain logistics programs in support of the U.S. Department of Defense ("DoD") and foreign governments. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, airframe maintenance and maintenance planning, and component repair and overhaul.

        We provide major airframe inspection, maintenance, repair and overhaul, painting services, line maintenance, airframe modifications, structural repairs, avionic service and installation, exterior and interior refurbishment, and engineering services and support for many types of commercial and military aircraft. We also repair and overhaul landing gears, wheels, and brakes for commercial and military aircraft.

        We operate five airframe maintenance facilities and one landing gear overhaul facility. Our landing gear overhaul facility is in Miami, Florida, where we repair and overhaul landing gear, wheels, brakes, and actuators for different types of commercial and military aircraft. Our airframe maintenance facilities are in Indianapolis, Indiana; Oklahoma City, Oklahoma; Duluth, Minnesota; Miami, Florida; and Lake Charles, Louisiana. In fiscal 2016, we closed a regional aircraft maintenance facility in Hot Springs, Arkansas.

        Activities in our Aviation Services segment also include the sale and lease of used commercial aircraft. Each sale or lease is negotiated as a separate agreement that includes term, price, representations, warranties, and lease return provisions. During fiscal 2015, we sold our last two remaining wholly-owned aircraft and one aircraft owned with joint venture partners. At May 31, 2016, our remaining portfolio consisted of three aircraft owned through joint ventures.

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

Expeditionary Services

        The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the DoD, foreign governments and non-governmental organizations. The Expeditionary Services segment accounted for 14%, 17%, and 28% of our sales in fiscal 2016, 2015, and 2014, respectively. Business activities in this segment are primarily conducted through AAR Airlift Group, Inc.; AAR Manufacturing, Inc. and Brown International Corporation (a wholly-owned subsidiary of AAR Manufacturing, Inc.).

        We provide expeditionary airlift services to the United States and other government customers. Our expeditionary airlift services provide fixed- and rotary-wing flight operations. These operations include search and rescue operations and transporting personnel and cargo principally in support of the DoD. We operate and maintain a fleet of special mission customized fixed- and rotary-wing aircraft, principally in Afghanistan, Falkland Islands, Northern Africa, and Western Pacific regions. We hold FAR Part 133 and 135 certificates to operate aircraft and a FAR Part 145 certificate to operate a repair station. We are also Commercial Airlift Review Board certified with the DoD.

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

Raw Materials

        Although we generated 54% of our fiscal 2016 sales from the sale of products, our businesses are generally engaged in limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing for raw materials. Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources for each segment at competitive prices, terms, and conditions, and we expect to be able to continue to do so.

Terms of Sale

        We generally sell our products and services under standard 30-day payment terms. On occasion, certain customers, principally foreign customers, will negotiate extended payment terms of 60-90 days. Except for customary warranty provisions, customers neither have the right to return products nor do they have the right to extended financing. Our contracts with the DoD and its contractors and other governmental agencies are typically firm agreements to provide products and services at a fixed price or on a time and material basis, and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer.

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

Sales to Government and Defense Customers

        Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $642.6 million (38.7% of consolidated sales), $589.8 million (37.0% of consolidated sales) and $777.5 million (45.4% of consolidated sales) in fiscal 2016, 2015 and 2014, respectively. Sales to branches, agencies, and departments of the U.S. government and their contractors were $513.8 million (30.9% of consolidated sales), $493.1 million (30.9% of consolidated sales), and $661.7 million (38.7% of consolidated sales) in fiscal 2016, 2015, and 2014, respectively. Sales to government and defense customers are reported in each of our reportable segments (See Note 14 of Notes to Consolidated Financial Statements). Since such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government contracts are for products and services supporting the DoD logistics and mobility strategy, as well as for expeditionary airlift services. Thus, our government contracts have changed, and may continue to change, with fluctuations in defense and other governmental agency spending. Our government contracts are also subject to termination by the customer; in the event of such a termination we would be entitled to recover all allowable costs incurred by us through the date of termination.

Government Regulation and Certificates

        The Federal Aviation Administration ("FAA") regulates the manufacture, repair, distribution, and operation of all aircraft and aircraft parts operated in the United States. Similar rules and regulatory authorities exist in other countries. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA requires that various maintenance routines be performed on aircraft engines, certain engine parts, and airframes at regular intervals based on take off and landing cycles or flight time. Our businesses which sell defense products and services directly to the U.S. government or through its contractors can be subject to various laws and regulations governing pricing and other factors.

        We have 12 FAA certificated repair stations in the United States and Europe. Of the 12 certificated FAA repair stations, seven are also European Aviation Safety Agency ("EASA") certificated repair stations. Such certificates, which are ongoing in duration, are required for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 12 FAA certificated repair stations, 11 are in the Aviation Services segment and one is in the Expeditionary Services segment. The seven EASA certificated repair stations are in the Aviation Services segment. We also hold FAR Part 133 and 135 certificates to operate aircraft in our Expeditionary Services segment. We are also Commercial Airlift Review Board certified with the DoD. We believe that we possess all licenses and certifications that are material to the conduct of our business.

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

Backlog

        Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts. At May 31, 2016, backlog was approximately $953.9 million compared to $920.3 million at May 31, 2015. Approximately $506.7 million of our May 31, 2016 backlog is expected to be filled within the next 12 months.

Employees

        At May 31, 2016, we employed approximately 4,700 employees worldwide, of which approximately 110 employees are subject to a collective bargaining agreement. We also retain approximately 830 contract workers, the majority of whom are located at our airframe maintenance facilities.

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
  terrorist attacks;

  •
  future outbreaks of infectious diseases; and

  •
  acts of God.

Our U.S. government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

        Our sales to branches, agencies and departments of the U.S. government and their contractors were $513.8 million (30.9% of consolidated sales) in fiscal 2016 (See Note 14 of Notes to Consolidated Financial Statements). The majority of our U.S. government contracts is for products and services supporting DoD logistics and mobility strategy, as well as for expeditionary airlift services and is, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government, including the DoD and its contractors, are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding, requirements generated by world events, and budgetary constraints.

        The President signed the Bipartisan Budget Act of 2015 (the "Budget Act") on November 2, 2015. The Budget Act raises the statutory limit on the amount of permissible federal debt until March 2017 and raises the sequester caps imposed by the Budget Control Act of 2011. However, unforeseen circumstances could cause an extended debt ceiling breach, which could negatively affect the timely collection of our U.S. government invoices.

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

        We currently perform airframe maintenance, repair and overhaul activities at five leased facilities. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. In addition, certain airlines operate certain new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft nor technicians trained and certified to perform the required airframe maintenance, repair and overhaul activities. If either the number of aircraft operating or the level of outsourcing of maintenance activities declines, we may not be able to execute our operational and financial plans at our maintenance, repair and overhaul facilities, which could adversely affect our results of operations and financial condition.

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

        We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts. These laws and regulations include the Federal Acquisition Regulations, Defense Federal Acquisition Regulations, the Truth in Negotiations Act, Cost Accounting Standards, and laws, regulations, and orders restricting the use and dissemination of classified information under the U.S. export control laws and the export of certain products and technical information. Certain government contracts provide audit rights by government agencies, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions, including suspension or debarment from contracting with the U.S. government. Our reputation could suffer harm if allegations of impropriety were made or found against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

A significant portion of our expeditionary airlift revenue is derived from providing expeditionary airlift services in Afghanistan.

        Our expeditionary airlift business derives a significant portion of its revenue from providing expeditionary airlift services in Afghanistan for the DoD. The U.S. has been reducing military activities in Afghanistan and had previously announced plans to reduce the number of troops in Afghanistan to 5,500 by the end of calendar year 2016. Recent announcements by the President have indicated the draw down will be slower than originally planned due to the precarious security situation in Afghanistan with the number of troops expected to be 8,400 by January 2017. Our expeditionary airlift services revenue will likely experience further declines should troop reductions occur in Afghanistan.

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

        U.S. government contractors that provide support services in theaters of conflict such as Afghanistan have come under increasing scrutiny by agency inspectors general, government auditors and congressional committees. Investigations pursued by any or all of these groups may result in additional expense, adverse publicity for us and reputational harm, regardless of the underlying merit of the allegations being investigated.

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

  •
  compliance with the U.S. Foreign Corrupt Practices Act, United Kingdom ("UK") Anti-bribery Act, and other anti-bribery laws;

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

        In addition, the UK held a referendum in which voters approved an exit from the European Union ("EU"). The terms of the UK's potential exit from the EU have yet to be determined and it is possible there will be greater restrictions on imports and exports between the UK and EU countries along with increased regulatory complexities.

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

        We make a number of assumptions when determining the recoverability of inventories, aircraft, and engines, which are on lease or available for lease. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. Reductions in demand for our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our inventories, aircraft, and engines, could result in impairment charges in future periods, which would adversely affect our results of operations and financial condition.

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

        Certain loan and debt agreements, including our Credit Facility, require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan and debt agreements and may result in a cross-default under other debt agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under our debt agreements could be declared immediately due and payable. Our failure to comply with these covenants could adversely affect our results of operations and financial condition.

Our industry is susceptible to product and other liability claims, and claims not adequately covered by insurance may adversely affect our financial condition.

        Our business exposes us to possible claims for property damage and bodily injury or death which may result if an engine, engine part or component, airframe part or accessory, or any other aviation product which we have sold, manufactured, or repaired fails, or if an aircraft we operated, serviced, or in which our products are installed, crashes. We carry substantial liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, claims may arise in the future, and our insurance coverage may not be adequate to protect us in all circumstances. Additionally, we might not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability claim not covered by adequate insurance could adversely affect our results of operations and financial condition.

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

        Moreover, expenditures incurred in implementing cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

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

        We are dependent on an educated and highly skilled workforce because of the complex nature of many of our products and services. Furthermore, we have a collective bargaining agreement covering approximately 110 employees. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage. These and similar events may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        In the Aviation Services segment, we conduct inventory management and distribution activities from our headquarters in Wood Dale, Illinois, which we own. In addition to warehouse space, this facility includes executive, sales and administrative offices. Our principal maintenance, repair, overhaul, and engineering activities for this segment are conducted at facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Duluth, Minnesota; and Lake Charles, Louisiana.

        We also lease facilities in Garden City, New York; Jacksonville, Florida; Brussels, Belgium; Singapore, Republic of Singapore; and London, England, and own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Services segment.

        Our principal activities in the Expeditionary Services segment are conducted at facilities we lease in Melbourne, Florida and own in Cadillac, Michigan and Goldsboro, North Carolina.

        We also operate sales offices which support all our activities and are leased in London, England; Crawley, England; Paris, France; Rio de Janeiro, Brazil; Shanghai, China; Singapore, Republic of Singapore; and Abu Dhabi, UAE.

        We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

DynCorp International LLC v. AAR Airlift Group, Inc.

        On November 5, 2015, AAR Airlift Group, Inc. ("AAR Airlift"), a wholly-owned subsidiary of AAR CORP. filed a motion to dismiss a First Amended Complaint filed by DynCorp International LLC ("DynCorp") alleging that AAR Airlift misappropriated DynCorp's trade secrets in connection with the submission of proposals pursuant to the solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL/A") in support of the Department of State's Worldwide Aviation Support Services ("WASS") program.

        On January 14, 2016, the Court granted AAR Airlift's motion to dismiss the First Amended Complaint. On February 2, 2016, DynCorp filed an appeal to the United States Court of Appeals for the Eleventh Circuit with respect to the Court's order on the motion to dismiss and other orders issued by the Court in this case.

        AAR Airlift will continue to defend itself vigorously against DynCorp's lawsuit and any attempt to invalidate or interfere with AAR Airlift's lawful participation in the INL/A contract award competition. As of the date of this filing and as described elsewhere, the Department of State has not yet awarded the INL/A contract.

OIG Investigation

        The U.S. Department of State received—and referred to its Office of Inspector General ("OIG")—a May 2015 letter from DynCorp in which DynCorp made substantially the same allegations against AAR Airlift as set forth in both its original complaint and its First Amended Complaint. The OIG is investigating these allegations, and AAR Airlift is cooperating fully in that investigation.

        For additional information about this lawsuit, please refer to the "Legal Proceedings" section of the Company's Quarterly Reports on Form 10-Q filed with respect to the quarters ended August 31, 2015 and November 30, 2015.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	63	Chairman, President and Chief Executive Officer, Director
Timothy J. Romenesko	59	Vice Chairman and Chief Operating Officer—Expeditionary Services, Director
Michael J. Sharp	54	Vice President and Chief Financial Officer
Robert J. Regan	58	Vice President, General Counsel and Secretary
John Holmes	39	Chief Operating Officer—Aviation Services
Eric S. Pachapa	43	Vice President, Controller and Chief Accounting Officer

        Mr. Storch is Chairman of the Board, President and Chief Executive Officer of AAR, having served in that capacity since August 2015 and from 2005 to 2007. From 2007 to August 2015, Mr. Storch served as Chairman of the Board and Chief Executive Officer. From 1996 to 2005, Mr. Storch served as President and Chief Executive Officer and from 1989 to 1996 he served as Chief Operating Officer. Prior to that, Mr. Storch served as a Vice President of the Company from 1988 to 1989. Mr. Storch joined the Company in 1979 and also served as president of a major subsidiary from 1984 to 1988. Mr. Storch has been a director of the Company since 1989.

        Mr. Romenesko is Vice Chairman and Chief Operating Officer—Expeditionary Services, having served in that capacity since August 2015. From March 2015 to August 2015, Mr. Romenesko served as President and Chief Operating Officer—Expeditionary Services. Previously, he served as President and Chief Operating Officer of the Company from 2007, and Vice President and Chief Financial Officer from 1994 to 2007. Mr. Romenesko also served as Controller from 1991 to 1995, and in various other positions since joining AAR in 1981. Mr. Romenesko has been a director of the Company since 2007.

        Mr. Sharp is Vice President and Chief Financial Officer, having served in that capacity since October 2015. Mr. Sharp previously served as Vice President, Controller since July 1996 and Chief Accounting Officer since April 1999. Mr. Sharp was also acting Chief Financial Officer and Treasurer from October 2012 to July 2013. Prior to joining the Company, he was with Kraft Foods from 1994 to 1996, and with KPMG LLP from 1984 to 1994.

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

        Mr. Pachapa is Vice President, Controller and Chief Accounting Officer, having served in that capacity since July 2016. Mr. Pachapa previously served as Controller since October 2015 and Senior Director of Accounting and Reporting since April 2014. Prior to joining the Company, he was with Glanbia plc from 2011 to 2014, and with Ernst & Young LLP from 1996 to 2011.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "AIR." On June 30, 2016, there were approximately 996 holders of common stock, including participants in security position listings.

        The following table shows the range of prices for our common stock and the amount of dividends declared per share during each quarter of our last two fiscal years:

Fiscal 2016

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Market price
High	$32.60	$24.56	$26.66	$24.61	$32.60
Low	23.51	18.69	18.93	21.00	18.69
Dividends declared	0.075	0.075	0.075	0.075	0.30

Fiscal 2015

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Market price
High	$28.33	$29.05	$31.93	$34.24	$34.24
Low	23.74	22.37	25.04	29.18	22.37
Dividends declared	0.075	0.075	0.075	0.075	0.30

Stockholder Return Performance Graph

        The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock on May 31, 2011 to the Standard and Poor's ("S&P") 500 Index and the Proxy Peer Groups.

Comparison of Cumulative Five Year Total Return

        The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market. The Fiscal 2016 Proxy Peer Group companies are listed as follows:

Aerojet Rocketdyne Holdings, Inc.	KLX Inc.[1]
Barnes Group Inc.[1]	Moog Inc.
CACI International Inc[1]	Rockwell Collins, Inc.
Crane Co.	Science Application International Corporation[1]
Cubic Corporation	Teledyne Technologies Incorporated
Curtiss-Wright Corporation	TransDigm Group Incorporated
Esterline Technologies Corporation	Triumph Group, Inc.
Heico Corporation[1]	Wesco International, Inc.
Hexcel Corporation	Woodward, Inc.
Kaman Corporation

1
These companies are new peer group companies added during fiscal 2016.

        Applied Industrial Technologies, Inc., B/E Aerospace, Inc., Kratos Defense & Security Solutions, Inc., Orbital ATK, Inc., and Spirit AeroSystems Holdings, Inc. are no longer included in our Proxy Peer Group. The Company annually revisits the composition of the peer group to ensure that the Company's performance is measured against those of comparably-sized and situated companies. The mix of the Company's commercial and defense businesses presents a challenge in constructing a peer group, given that many defense contractors have substantially greater resources than the Company.

Issuer Purchases of Equity Securities

        The following table provides information about purchases we made during the quarter ended May 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
3/1/2016 - 3/31/2016	20,000	$22.65	20,000
4/1/2016 - 4/30/2016	41,000	23.33	41,000
5/1/2016 - 5/31/2016	—	—	—

Total	61,000	$23.11	61,000	$82,687,485

1
On March 16, 2015, we announced a Board of Directors authorization to purchase up to $250 million of our common stock with no expiration date.

ITEM 6.    SELECTED FINANCIAL DATA
(In millions, except per share amounts)

	For the Year Ended May 31,
	2016	2015	2014	2013	2012
RESULTS OF OPERATIONS
Sales	$1,662.6	$1,594.3	$1,709.1	$1,807.9	$1,865.7
Gross profit[1]	236.9	159.3	288.9	259.5	287.7
Operating income (loss)[1]	65.8	(11.9)	125.6	102.2	118.4
Loss on extinguishment of debt[2]	(0.4)	(44.9)	—	(0.3)	(0.7)
Interest expense	6.4	26.5	28.3	29.1	30.2
Income (Loss) from continuing operations	40.5	(54.5)	67.2	48.8	64.9
Income from discontinued operations[3]	7.2	64.7	5.7	6.2	2.8
Net income attributable to AAR	47.7	10.2	72.9	55.0	67.7

Share data:
Earnings per share—basic:
Earnings (Loss) from continuing operations	$1.16	$(1.40)	$1.70	$1.23	$1.61
Earnings from discontinued operations	0.21	1.66	0.15	0.15	0.07

Earnings per share—basic	$1.37	$0.26	$1.85	$1.38	$1.68

Earnings per share—diluted:
Earnings (Loss) from continuing operations	$1.16	$(1.40)	$1.68	$1.23	$1.58
Earnings from discontinued operations	0.21	1.64	0.15	0.15	0.07

Earnings per share—diluted	$1.37	$0.24	$1.83	$1.38	$1.65

Cash dividends declared per share	$0.30	$0.30	$0.30	$0.30	$0.30
Weighted average common shares outstanding—basic	34.4	39.1	38.6	38.3	38.8

Weighted average common shares outstanding—diluted	34.6	39.4	39.1	40.6	43.1

	May 31,
	2016	2015	2014	2013	2012
FINANCIAL POSITION[5]
Total cash and cash equivalents	$31.2	$54.7	$89.2	$75.3	$67.7
Working capital	544.1	483.8	684.7	626.7	567.5
Total assets	1,442.1	1,454.1	2,159.8	2,107.0	2,163.1
Total debt[2]	150.1	154.0	634.0	708.6	792.2
Equity[4]	865.8	845.1	1,000.7	919.5	866.0

Number of shares outstanding at end of year[4]	34.5	35.4	39.6	39.4	40.3

Book value per share of common stock	$25.10	$23.87	$25.27	$23.34	$21.50

Notes:

1
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

3
In fiscal 2015, we sold our Telair Cargo Group for $725 million resulting in a $198.6 million pre-tax gain. We also recognized impairment charges of $57.5 million in fiscal 2015 to reduce the carrying value of Precision Systems Manufacturing business's net assets to their expected value at the time of sale.

  In fiscal 2016, we received contingent consideration from the sale of Telair Cargo Group and recognized a pre-tax gain of $27.7 million.

4
On May 29, 2015, we repurchased 4,185,960 shares of our common stock at a price of $31.90 per share pursuant to a tender offer utilizing $133.5 million cash on hand. Fees and expenses of $1.2 million were incurred related to the tender offer and were recorded in treasury stock.

5
The Financial Position data has been recast to reflect the retrospective adoption of Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU was adopted in the fourth quarter of fiscal 2016 and amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The Financial Position data has also been recast to reflect the retrospective adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU was adopted in the fourth quarter of fiscal 2016 and amends existing guidance to require the presentation of deferred tax liabilities and assets as noncurrent within a classified statement of financial position.

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

General Overview

        During fiscal 2015, we executed on a comprehensive strategic plan that included:

  •
  The sale of our Telair Cargo Group for cash of $714 million, resulting in pre-tax gains of $198.6 million in the fourth quarter of fiscal 2015 (and $27.7 million in the first quarter of fiscal 2016 from the receipt of contingent consideration);

  •
  A decision to divest our Precision Systems Manufacturing business;

  •
  The exit of certain product lines and inventories in our aviation services businesses that were underperforming or not part of our strategy going forward;

  •
  The reduction of our total debt by $480 million;

  •
  The return of capital to shareholders through $151.5 million in common stock repurchases and $12.5 million of dividends.

        The divestiture of these manufacturing businesses allowed us to narrow our strategy to focus on our best in class aviation and expeditionary services. In fiscal 2016, our Aviation Services segment succeeded in expanding existing customer relationships in distribution and securing new program work with multiple international carriers. In our Expeditionary Services segment, we have completed the successful start-up of our new contract with the U.K. Ministry of Defense providing search and rescue services in the Falkland Islands.

        As we enter fiscal 2017, we remain in a strong financial position to further execute on our strategy as a best in class aviation and expeditionary services company. Our cash on hand plus unused capacity on our Revolving Credit Facility was $409 million at May 31, 2016. We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.

        We report our activities in two business segments: Aviation Services and Expeditionary Services.

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

        The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. Department of Defense ("DoD"), foreign governments and non-governmental organizations. Sales in the Expeditionary Services segment are derived from the delivery of airlift services to mostly government and defense customers and the design and manufacture of pallets, shelters, and containers used to support the U.S. military's requirements for a mobile and agile force. We also provide system integration services for specialized command and control systems. Cost of sales consists principally of aircraft maintenance costs, depreciation, the cost of material to manufacture products, direct labor and overhead.

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

Business Trends and Outlook for Fiscal 2017

        Consolidated sales for fiscal 2016 increased $68.3 million or 4.3% compared to the prior year primarily due to an increase in sales of $108.9 million or 8.3% in our Aviation Services segment. This growth was driven by higher volumes in distribution of $58.6 million and increased MRO sales of $53.2 million partially offset by lower demand in aftermarket parts trading of $34.2 million. Sales in the Expeditionary Services segment decreased $40.6 million or 14.6% from the prior year period due to lower demand for mobility products as the DoD reduced its purchases of these products due to reduced troop activity.

        For fiscal 2017, we expect to see continued strength in our Aviation Services segment given its strong positions in the growing global aviation market. We believe there continues to be a favorable trend by both commercial and government and defense customers for comprehensive supply chain and maintenance programs, as these customers continue to seek ways to reduce their operating cost structure. While defense budgets are expected to remain under pressure due to budgetary constraints and the current geopolitical environment, we see ongoing demand for our low cost solutions, services, and products in our Expeditionary Services segment.

        For the fiscal 2017, we expect the Company's consolidated sales in the range of $1.7 billion to $1.8 billion. Diluted earnings per share from continuing operations for fiscal 2017 is expected to be in the range of $1.30 to $1.40.

Results of Operations—Fiscal 2016 Compared with Fiscal 2015

        Sales and gross profit for our two business segments for the two years ended May 31, 2016 and 2015 were as follows:

	For the Year Ended May 31,
	2016	2015	% Change
Sales:
Aviation Services
Commercial	$1,003.5	$985.7	1.8%
Defense	421.5	330.4	27.6%

	$1,425.0	$1,316.1	8.3%

Expeditionary Services
Commercial	$16.5	$18.8	(12.2)%
Defense	221.1	259.4	(14.8)%

	$237.6	$278.2	(14.6)%

	For the Year Ended May 31,
	2016	2015	% Change
Gross Profit:
Aviation Services
Commercial	$157.5	$93.5	68.4%
Defense	72.3	50.3	43.7%

	$229.8	$143.8	59.8%

Expeditionary Services
Commercial	$(0.1)	$1.5	(106.7)%
Defense	7.2	14.0	(48.6)%

	$7.1	$15.5	(54.2)%

  Aviation Services Segment

        Sales in the Aviation Services segment increased $108.9 million or 8.3% over the prior year due to a $91.1 million or 27.6% increase in sales to government and defense customers. The increase in sales to government and defense customers was primarily attributable to increased volumes in both programs of $59.0 million and distribution of $27.5 million largely from the continued ramp up of programs announced in the second half of fiscal 2014.

        During fiscal 2016, sales in this segment to commercial customers increased $17.8 million or 1.8% over the prior year primarily due to higher MRO sales of $49.8 million and higher volumes in distribution of $31.2 million. These increases were partially offset by lower demand in aftermarket parts trading of $37.2 million. In fiscal 2015, we sold our last two wholly-owned aircraft for $11.0 million.

        Cost of sales in Aviation Services increased $22.9 million or 2.0% over the prior year primarily due to growth in sales volume partially offset by charges and other actions in fiscal 2015 that did not occur in fiscal 2016, including that in fiscal 2015 (i) we recognized an impairment charge of $19.5 million for rotable assets and inventory supporting certain product lines we exited in our landing gear business, (ii) we sold our last two remaining wholly-owned aircraft in our aircraft leasing portfolio resulting in a loss of $14.8 million, and (iii) we took actions to address underperforming inventories and equipment available for lease resulting in losses in the fourth quarter of fiscal 2015 of $24.0 million.

        Gross profit in the Aviation Services segment increased $86.0 million or 59.8% over the prior year. Gross profit on sales to commercial customers increased $64.0 million or 68.4% over the prior year primarily driven by the fiscal 2015 charges and other actions discussed above. The gross profit margin on sales to commercial customers increased to 15.7% compared to 9.5% in the prior year which was also attributable to the fiscal 2015 actions discussed above.

        Gross profit in this segment on sales to government and defense customers increased $22.0 million or 43.7% over the prior year with programs contributing the majority of the increase. Gross profit margin increased from 15.2% to 17.2% primarily due to these increased volumes.

        Since 2009, we have served as a subcontractor providing supply chain services and logistics support for the prime contractor on the KC10 Extender Contractor Logistics Support Program ("KC10 Program"). In February 2016, we submitted our final bid on the new KC10 Program contract, and in June 2016, the U.S. Air Force awarded the contract to a competitor. We have filed a protest with the U.S. Government Accountability Office. Due to the pending protest and the routine transition period of the services to the new provider, we expect to continue to provide KC10 logistics services through late fiscal 2017. Average annual revenue and gross profit recognized over the last three years for our KC10 logistics support services was $115.9 million and $7.4 million, respectively.

  Expeditionary Services Segment

        Sales in the Expeditionary Services segment decreased $40.6 million or 14.6% from the prior year period. The decrease in sales was driven by a decrease of $40.7 million due to lower demand for mobility products as the DoD reduced its purchases of these products due to reduced troop activity.

        Cost of sales in Expeditionary Services decreased $32.2 million or 12.3% from the prior year primarily due to the decrease in sales volume and by charges and other actions in fiscal 2015 that did not occur in fiscal 2016. Fiscal 2015 cost of sales included impairment charges of $8.9 million related to expeditionary airlift services for inventory, rotable assets and aircraft.

        Gross profit in the Expeditionary Services segment decreased $8.1 million or 54.2% from the prior year period. Lower sales of mobility products decreased gross profit $8.5 million.

  Selling, General and Administrative Expenses and Earnings from Aircraft Joint Ventures

        Selling, general and administrative expenses decreased $0.6 million in fiscal 2016 or 0.4% from the prior year as fiscal 2015 included asset impairment charges on corporate assets of $3.5 million and severance costs of $1.7 million which did not occur in fiscal 2016. Incremental investments in business development activities in fiscal 2016 partially offset the benefit of the non-recurring fiscal 2015 costs.

  Loss on Extinguishment of Debt and Interest Expense

        On April 30, 2015, we redeemed our $325 million 7.25% Senior Notes due 2022 for $370.6 million. We recognized a loss on extinguishment of debt of $44.9 million comprised of a make-whole premium of $45.6 million and unamortized deferred financing costs of $6.2 million, partially offset by an unamortized net premium of $6.9 million. Interest expense decreased $20.1 million in fiscal 2016 primarily as a result of the redemption of the Senior Notes.

  Income Taxes

        Our fiscal 2016 effective income tax rate for continuing operations was 31.7% compared to 34.3% in the prior year period. The effective income tax rate for fiscal 2016 includes a benefit of $2.5 million related to the correction of prior year immaterial errors.

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

  Aviation Services Segment

        Sales in the Aviation Services segment increased $84.9 million or 6.9% over the prior year due to a $65.8 million or 7.2% increase in sales to commercial customers. The increase in sales to commercial customers was primarily attributable to increased volumes in both programs of $40.5 million and distribution of $27.5 million. These increases were partially offset by lower volumes in our MRO facilities driven by overcapacity in the market which reduced sales by $13.7 million from the prior period. In addition, a significant engineering services program ended in the second quarter of fiscal 2014 with sales of $14.6 million in fiscal 2014.

        During fiscal 2015, sales in this segment to government and defense customers increased $19.1 million or 6.1% over the prior year primarily due to increased volume in distribution of $25.1 million and higher volumes in programs of $21.4 million. These increases were largely offset by no deliveries of aircraft to government customers in fiscal 2015 compared to the delivery of three aircraft to government customers in fiscal 2014.

        Cost of sales in Aviation Services increased $113.6 million or 10.7% over the prior year primarily due to growth in sales volume discussed above and fiscal 2015 charges and other actions to address underperforming inventories and assets no longer part of our strategy going forward. These actions included an impairment charge of $19.5 million for rotable assets and inventory supporting certain product lines we exited in our landing gear business, the sale of our last two remaining wholly-owned aircraft in our aircraft leasing portfolio resulting in a loss of $14.8 million, and actions to address underperforming inventories and equipment available for lease resulting in losses in the fourth quarter of fiscal 2015 of $24.0 million.

        Gross profit in the Aviation Services segment decreased $28.7 million or 16.6% from the prior year. Gross profit on sales to commercial customers decreased $44.1 million or 32.0% from the prior year primarily driven by the actions discussed above related to underperforming inventories and divesting assets no longer part of our strategy going forward.

        The gross profit margin on sales to commercial customers decreased to 9.5% compared to 15.0% in the prior year primarily as a result of the actions discussed above and a decline in gross profit margins in our MRO businesses due to reduced volumes.

        Gross profit in this segment on sales to government and defense customers increased $15.4 million or 44.1% over the prior year with stronger volumes in distribution and programs contributing the majority of the increase. Gross profit margin increased from 11.2% to 15.2% primarily due to these increased volumes.

  Expeditionary Services Segment

        Sales in the Expeditionary Services segment decreased $199.7 million or 41.8% from the prior year period. The decrease in sales was due to a $155.5 million decrease in sales from expeditionary airlift services related to the reduction in aircraft positions in Afghanistan. Lower demand for mobility products represented the remainder of the decrease in sales in the Expeditionary Services segment as the DoD reduced its purchases of these products due to reduced troop activity.

        Cost of sales in Expeditionary Services decreased $98.8 million or 27.3% from the prior year primarily due to the decrease in sales volume discussed above partially offset by impairment charges of $8.9 million related to expeditionary airlift services for inventory, rotable assets and aircraft.

        Gross profit in the Expeditionary Services segment decreased $100.9 million or 86.7% from the prior year period with the reduction in aircraft positions for expeditionary airlift services comprising the majority of the decrease in gross profit. The lower sales volumes at our mobility products business contributed $18.4 million to the gross profit decrease.

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

Liquidity, Capital Resources and Financial Position

        Our operating activities are funded and commitments met through the generation of cash from operations. Periodically, we may raise capital through common stock and debt financings in the public or private markets. In addition to these cash sources, our current capital resources include an unsecured credit facility. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.

        At May 31, 2016, our liquidity and capital resources included cash of $31.2 million and working capital of $544.1 million.

        On March 24, 2015, we entered into an amendment (the "Amendment") to our Revolving Credit Facility dated April 12, 2011, as amended, with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders. Under the terms of the Revolving Credit Facility as in effect prior to the Amendment, the aggregate revolving credit commitment amount under the Revolving Credit Facility was $475 million. The Amendment increased the aggregate revolving credit commitment from $475 million to $500 million and provided that the Company, under certain circumstances, may request an increase to the revolving credit commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.

        The Amendment also extended the maturity of the Revolving Credit Facility by approximately two years to March 24, 2020; deleted the minimum fixed charge coverage ratio; and added a minimum interest coverage ratio.

        Borrowings under the Revolving Credit Facility in effect prior to the Amendment bore interest at the offered Eurodollar Rate plus 125 to 225 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 25 to 125 basis points based on certain financial measurements if a Base Rate loan. The Amendment generally reduced the interest rate on borrowings by 25 basis points. Borrowings under the Revolving Credit Facility subsequent to the Amendment bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

        Borrowings outstanding under the Revolving Credit Facility at May 31, 2016 were $110.0 million and there were approximately $12.3 million of outstanding letters of credit, which reduced the availability of this facility to $377.7 million. There are no other terms or covenants limiting the availability of this facility. We also had $4.4 million available under foreign lines of credit at May 31, 2016.

        We intend to retire maturities due in fiscal 2017 through a combination of cash on hand and borrowings under our Revolving Credit Facility.

        At May 31, 2016, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows—Fiscal 2016 Compared with Fiscal 2015

Cash Flows from Operating Activities

        Net cash provided from operating activities—continuing operations was $30.4 million in fiscal 2016 compared to $68.6 million in fiscal 2015. The decrease of $38.2 million was primarily attributable to a decrease in accrued and other liabilities including income tax payments of $35.7 million in fiscal 2016.

        In addition, inventory and accounts receivable increased $31.5 million in Aviation Services driven by sales growth in fiscal 2016 of 6.9% over the prior fiscal year. The sales growth was principally due to new contract wins in programs and distribution.

Cash Flows from Investing Activities

        Net cash used in investing activities—continuing operations was $47.1 million in fiscal 2016 compared to cash provided by investing activities—continuing operations of $7.2 million in fiscal 2015. The decrease of $54.3 million over the comparable prior period was attributable to additional capital expenditures in fiscal 2016 primarily in expeditionary airlift services. Proceeds from sale-leaseback transactions were $38.5 million and $40.3 million in fiscal 2016 and 2015, respectively.

        Net cash provided from investing activities—discontinued operations was $30.2 million in fiscal 2016 which included $28.3 of proceeds from contingent consideration related to our fiscal 2015 sale of Telair Cargo Group. In fiscal 2015, we received proceeds of $686.1 million after fees and expenses from the sale of Telair Cargo Group.

Cash Flows from Financing Activities

        Net cash used in financing activities—continuing operations was $38.4 million in fiscal 2016 compared to $677.5 million in fiscal 2015. The decrease of $639.1 million was primarily attributable to the use of our proceeds from our sale of the Telair Cargo Group in fiscal 2015 to reduce our long-term borrowings by $394.8 million, including the redemption of our $325 million 7.25% Senior Notes for $370.6 million. Proceeds from the sale of the Telair Cargo Group were also used to repurchase common stock via a tender offer in fiscal 2015 and other open market purchases which used $151.5 million of cash including fees and expenses compared to treasury stock purchases in fiscal 2016 of only $18.8 million.

Cash Flows—Fiscal 2015 Compared with Fiscal 2014

Cash Flows from Operating Activities

        Net cash provided from operating activities—continuing operations was $68.6 million in fiscal 2015 compared to $166.3 million in fiscal 2014. The decrease of $97.7 million was primarily attributable to lower net income as a result of a $100.9 million reduction in gross profit in our Expeditionary Services segment.

        In addition, inventory and accounts receivable increased $35.0 million and $7.4 million, respectively, in our supply chain business driven by sales growth in fiscal 2015 of 16.8% over the prior fiscal year. The sales growth was principally due to the continued ramp up of programs announced in the second half of fiscal 2014. These increased uses of cash were partially offset by less investment during fiscal 2015 in equipment on or available for long-term lease as fiscal 2014 included an acquisition of equipment to support new supply chain programs.

Cash Flows from Investing Activities

        Net cash provided by investing activities—continuing operations was $7.2 million in fiscal 2015 compared to a use of cash of $19.9 million in fiscal 2014. The increase of $27.1 million over the comparable prior period was primarily attributable to proceeds of $40.3 million received in fiscal 2015 from sale-leaseback transactions for two aircraft from our expeditionary airlift business partially offset by higher capital expenditures in fiscal 2015.

Cash Flows from Financing Activities

        Net cash used in financing activities—continuing operations was $677.5 million in fiscal 2015 compared to $85.9 million in fiscal 2014. The decrease of $591.6 million was primarily attributable to the use of our proceeds from our sale of the Telair Cargo Group to reduce our long-term borrowings by $394.8 million, including the redemption of our $325 million 7.25% Senior Notes for $370.6 million. We also reduced the outstanding balance on our Revolving Credit Facility by $80 million during fiscal 2015. Proceeds from the sale of the Telair Cargo Group were also used to repurchase common stock via a tender offer and other open market purchases which used $151.5 million of cash including fees and expenses.

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2016 is as follows:

	Payments Due by Period
	Total	Due in Fiscal 2017	Due in Fiscal 2018	Due in Fiscal 2019	Due in Fiscal 2020	Due in Fiscal 2021	After Fiscal 2021
On Balance Sheet:
Debt	$25.0	$—	$—	$25.0	$—	$—	$—
Bank borrowings	120.0	10.0	—	—	110.0	—	—
Capital leases	5.1	1.8	1.9	1.2	0.2	—	—
Interest[1]	7.3	2.2	2.1	1.7	1.3	—	—
Off Balance Sheet:
Facilities and equipment operating leases	148.5	26.0	21.2	17.3	15.4	14.8	53.8
Purchase obligations[2]	227.5	186.0	31.3	6.6	0.4	2.7	0.5
Pension contribution	7.3	7.3	—	—	—	—	—

Notes:

1
Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2016.

2
Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.

        We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2016 was $12.3 million.

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

        The accounting standards for goodwill allow for either a qualitative or quantitative approach for the annual impairment test. Under the qualitative approach, factors such as macroeconomic conditions, industry and market conditions and entity relevant events or circumstances are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For the quantitative approach, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to complete a second step to determine the amount of goodwill impairment. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss.

        As of May 31, 2016, we have five reporting units as defined by Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other with only four of the reporting units' assigned goodwill. Our four reporting units with goodwill include two in our Aviation Services segment (Supply Chain and Maintenance, Repair, and Overhaul) and two in our Expeditionary Services segment (Airlift and Mobility). We utilized the qualitative assessment approach for the two Aviation Services reporting units with the two Expeditionary Services reporting units tested using the quantitative two-step testing process.

        We estimate the fair value of the Expeditionary Services reporting units using an income approach based on discounted cash flows. The assumptions we used to estimate the fair value of these reporting units are based on historical performance as well as forecasts derived from our current business plan. The discounted cash flow valuation approach is highly dependent on certain components of our business plan including estimates of future sales, operating income, depreciation and amortization, income taxes, changes in working capital, and capital expenditures. All of these factors are affected by economic conditions related to the aerospace and defense industries as well as conditions in the global capital markets.

        In addition to the business plan specific assumptions, the expected long-term cash flow growth rates and weighted average cost of capital ("WACC") are significant assumptions in the valuations. The WACC for each reporting unit was comprised of a weighted blend of an estimated rate of return on equity (based on publicly traded companies with business and economic risk characteristics comparable to each of our reporting units, i.e., "Market Participants"), risk-free rate of return based on long-term U.S. Treasury Bond rates, an equity risk premium, and an after-tax rate of return on Market Participants' debt. There were no significant changes to the underlying methods used in fiscal 2016 as compared to the prior year reporting unit valuations.

        We performed the annual test of goodwill for the two Aviation Services reporting units by performing a qualitative assessment and concluded it was more likely than not that the fair value of each reporting unit exceeded their carrying values, and thus no impairment charge was recorded. Step one of the quantitative goodwill impairment test was completed for the two Expeditionary Services reporting units and the estimated fair value for each reporting unit exceeded its carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

        We also evaluate the sensitivity of the Airlift and Mobility discounted cash flow valuations by assessing the impact of changes in certain assumptions on the estimated fair value of each reporting unit by increasing the WACC or reducing the expected long-term cash flow growth rates. We also perform sensitivity analysis on our business plan assumptions including sales and profitability. These reporting units would have had fair values in excess of their carrying values under all our sensitivity scenarios.

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

        Sales and related cost of sales for certain large airframe maintenance contracts and performance-based logistics programs are recognized using contract accounting under the percentage of completion method in accordance with ASC 605-35, Construction-Type and Production-Type Contracts. In applying the percentage of completion method, we use the cost-to-cost method based on the ratio of actual costs incurred to total estimated costs to be incurred.

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

        AAR uses discount rates to measure our benefit obligation and net periodic benefit cost for our pension plans. We used a broad population of Aa-rated corporate bonds as of May 31, 2016 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum outstanding of $50.0 million. This population of bonds was narrowed from a broader universe of over 500 Moody's Aa-rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and the bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the domestic plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

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

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU will also supersede certain cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year which will make the new standard effective for us beginning June 1, 2018. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, Leases. This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, including those classified as operating leases under the current accounting guidance. In addition, this ASU will require new qualitative and quantitative disclosures about the Company's leasing activities. This new standard will be effective for us beginning June 1, 2019 with early adoption permitted. This ASU requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires that a disposal representing a strategic shift that has or will have a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. This ASU also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The Company adopted this guidance on June 1, 2015 which resulted in expanded disclosures related to the income statement and cash flow activities of our discontinued operations.

        In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. We have elected to early adopt this new ASU retrospectively in the fourth quarter of fiscal 2016 which resulted in the reclassification of debt issuance costs of $2.6 million from Other in noncurrent assets to Long-term debt, less current maturities as of May 31, 2015.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU amends existing guidance to require the presentation of deferred tax liabilities and assets as noncurrent within a classified statement of financial position. We have elected to early adopt this new ASU retrospectively in the fourth quarter of fiscal 2016 which resulted in the reclassification of deferred tax assets of $58.3 million from current assets to noncurrent liabilities as of May 31, 2015.

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

        A 10 percent increase in the average interest rate affecting our financial instruments, including the average outstanding balance of our debt obligations and related derivatives, would not have had a significant impact on our pre-tax income during fiscal 2016.

        Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations during fiscal 2016.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended May 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2016 and 2015, and the results of their operations, and their cash flows for each of the years in the three-year period ended May 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AAR CORP.'s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 13, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois July 13, 2016

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2016	2015	2014
	(In millions, except per share data)
Sales:
Sales from products	$901.4	$891.4	$901.3
Sales from services	761.2	702.9	807.8

	1,662.6	1,594.3	1,709.1

Costs and operating expenses:
Cost of products	757.2	836.5	794.0
Cost of services	668.5	598.5	626.2
Selling, general and administrative	170.8	171.4	166.3

	1,596.5	1,606.4	1,586.5

Earnings (Loss) from joint ventures	(0.3)	0.2	3.0

Operating income (loss)	65.8	(11.9)	125.6
Loss on extinguishment of debt	(0.4)	(44.9)	—
Interest expense	(6.4)	(26.5)	(28.3)
Interest income	0.3	0.3	1.5

Income (Loss) from continuing operations before provision for income taxes	59.3	(83.0)	98.8
Provision for income tax (benefit)	18.8	(28.5)	31.6

Income (Loss) from continuing operations attributable to AAR	40.5	(54.5)	67.2
Discontinued operations:
Operating income (loss)	(8.2)	(1.5)	6.5
Gain on sale of Telair Cargo Group	27.7	198.6	—
Impairment charges	—	(57.5)	—
Provision for income taxes	12.3	74.7	0.5

Income from discontinued operations	7.2	64.9	6.0
Income attributable to noncontrolling interest from discontinued operations	—	(0.2)	(0.3)

Income from discontinued operations attributable to AAR	7.2	64.7	5.7

Net income attributable to AAR	$47.7	$10.2	$72.9

Earnings per share—basic:
Earnings (Loss) from continuing operations	$1.16	$(1.40)	$1.70
Earnings from discontinued operations	0.21	1.66	0.15

Earnings per share—basic	$1.37	$0.26	$1.85

Earnings per share—diluted:
Earnings (Loss) from continuing operations	$1.16	$(1.40)	$1.68
Earnings from discontinued operations	0.21	1.64	0.15

Earnings per share—diluted	$1.37	$0.24	$1.83

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended May 31,
	2016	2015	2014
	(In millions)
Net income attributable to AAR and noncontrolling interest	$47.7	$10.4	$73.2
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax	—	(7.8)	14.0
Derivative instruments, net of tax expense of $1.4 in 2015 and $0.4 in 2014	—	2.6	0.7
Unrecognized pension and post retirement costs, net of tax benefit of $2.1 in 2016, $3.2 in 2015, and $0.8 in 2014	(4.0)	(5.9)	(1.5)

Total other comprehensive income (loss), net of tax	(4.0)	(11.1)	13.2

Comprehensive income (loss)	43.7	(0.7)	86.4
Less: Comprehensive income attributable to noncontrolling interest	—	(0.2)	(0.3)

Comprehensive income (loss) attributable to AAR	$43.7	$(0.9)	$86.1

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2016	2015
	(In millions)
Current assets:
Cash and cash equivalents	$31.2	$54.7
Accounts receivable	242.7	229.0
Inventories	445.4	456.0
Rotable spares and equipment on or available for short-term lease	118.3	110.7
Assets of discontinued operations	7.6	17.0
Deposits, prepaids and other	27.9	28.4

Total current assets	873.1	895.8

Property, plant and equipment, at cost:
Land	3.4	3.4
Buildings and improvements	93.2	86.4
Aircraft, equipment, furniture and fixtures	553.5	523.5

	650.1	613.3
Accumulated depreciation	(417.3)	(398.5)

	232.8	214.8

Other assets:
Goodwill	117.3	123.5
Intangible assets, net	35.8	36.7
Equipment on or available for long-term lease	81.1	80.2
Investment in aircraft joint ventures	15.0	20.5
Other	87.0	82.6

	336.2	343.5

	$1,442.1	$1,454.1

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2016	2015
	(In millions)
Current liabilities:
Current maturities of long-term debt	$12.0	$69.0
Accounts and trade notes payable	163.4	142.3
Accrued liabilities	153.6	200.7

Total current liabilities	329.0	412.0

Long-term debt, less current maturities	136.1	82.4
Deferred tax liabilities	34.3	46.3
Other liabilities and deferred income	76.9	68.3

	247.3	197.0

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 44,867,703 and 44,895,934 shares at cost, respectively	44.9	44.9
Capital surplus	451.3	442.6
Retained earnings	681.6	644.3
Treasury stock, 10,353,153 and 9,473,058 shares at cost, respectively	(267.6)	(246.3)
Accumulated other comprehensive loss	(44.4)	(40.4)

Total equity	865.8	845.1

	$1,442.1	$1,454.1

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2016

(In millions)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total AAR Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, May 31, 2013	$44.7	$431.6	$584.9	$(100.1)	$(42.5)	$918.6	$0.9	$919.5
Net income	—	—	72.9	—	—	72.9	0.3	73.2
Cash dividends	—	—	(11.8)	—	—	(11.8)	—	(11.8)
Stock option activity	—	2.8	—	5.0	—	7.8	—	7.8
Restricted stock activity	—	2.0	—	(2.2)	—	(0.2)	—	(0.2)
Repurchase of shares	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Other comprehensive income, net of tax	—	—	—	—	13.2	13.2	—	13.2

Balance, May 31, 2014	$44.7	$436.4	$646.0	$(98.3)	$(29.3)	$999.5	$1.2	$1,000.7
Net income	—	—	10.2	—	—	10.2	0.2	10.4
Cash dividends	—	—	(11.9)	—	—	(11.9)	(0.6)	(12.5)
Stock option activity	—	2.1	—	4.2	—	6.3	—	6.3
Restricted stock activity	0.2	4.7	—	(0.7)	—	4.2	—	4.2
Repurchase of shares	—	—	—	(151.5)	—	(151.5)	—	(151.5)
Other	—	(0.6)	—	—	—	(0.6)	(0.8)	(1.4)
Other comprehensive loss, net of tax	—	—	—	—	(11.1)	(11.1)	—	(11.1)

Balance, May 31, 2015	$44.9	$442.6	$644.3	$(246.3)	$(40.4)	$845.1	$—	$845.1
Net income	—	—	47.7	—	—	47.7	—	47.7
Cash dividends	—	—	(10.4)	—	—	(10.4)	—	(10.4)
Stock option activity	—	4.4	—	2.3	—	6.7	—	6.7
Restricted stock activity	—	4.5	—	(4.8)	—	(0.3)	—	(0.3)
Repurchase of shares	—	—	—	(18.8)	—	(18.8)	—	(18.8)
Other	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Other comprehensive loss, net of tax	—	—	—	—	(4.0)	(4.0)	—	(4.0)

Balance, May 31, 2016	$44.9	$451.3	$681.6	$(267.6)	$(44.4)	$865.8	$—	$865.8

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions, except per share amounts)

(in millions)

	For the Year Ended May 31,
	2016	2015	2014
Cash flows provided from operating activities:
Net income attributable to AAR and noncontrolling interest	$47.7	$10.4	$73.2
Less: Loss (Income) from discontinued operations	(7.2)	(64.9)	(6.0)

Income (Loss) from continuing operations attributable to AAR	40.5	(54.5)	67.2
Adjustments to reconcile net income attributable to AAR and noncontrolling interest to net cash provided from operating activities:
Depreciation and intangible amortization	50.0	56.0	64.7
Impairment charges	—	27.4	—
Amortization of stock-based compensation	6.7	7.4	8.6
Amortization of overhaul costs	20.8	23.2	33.0
Deferred tax provision (benefit)	4.8	(52.6)	19.0
Loss on extinguishment of debt	0.4	44.9	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(16.1)	(4.6)	21.1
Inventories	(26.4)	(32.2)	(26.0)
Rotable spares and equipment on or available for short-term lease	(7.4)	6.6	11.3
Equipment on or available for long-term lease	(10.2)	6.2	(41.7)
Accounts and trade notes payable	19.4	3.9	26.0
Accrued and other liabilities	(29.0)	37.7	4.8
Other, primarily program and overhaul costs	(23.1)	(0.8)	(21.7)

Net cash provided from operating activities—continuing operations	30.4	68.6	166.3
Net cash provided from (used in) operating activities—discontinued operations	1.7	(111.6)	(26.5)

Net cash provided from (used in) operating activities	32.1	(43.0)	139.8
Cash flows used in investing activities:
Property, plant and equipment expenditures	(88.4)	(42.1)	(20.8)
Proceeds from sale of assets	45.1	46.8	2.0
Other	(3.8)	2.5	(1.1)

Net cash provided by (used in) investing activities—continuing operations	(47.1)	7.2	(19.9)
Net cash provided from (used in) investing activities—discontinued operations	30.2	682.0	(21.0)

Net cash provided from (used in) investing activities	(16.9)	689.2	(40.9)
Cash flows (used in) provided from financing activities:
Short-term borrowings (repayments), net	60.0	(80.0)	10.0
Reduction in long-term borrowings	(70.6)	(394.8)	(88.9)
Cash dividends	(10.4)	(11.9)	(11.8)
Premium paid on early retirement of debt	—	(45.6)	—
Purchase of treasury stock	(18.8)	(151.5)	(1.0)
Other	1.4	6.3	5.8

Net cash used in financing activities—continuing operations	(38.4)	(677.5)	(85.9)
Net cash used in financing activities—discontinued operations	—	(0.6)	—

Net cash used in financing activities	(38.4)	(678.1)	(85.9)

Effect of exchange rate changes on cash	(0.3)	(2.6)	0.9

Increase (Decrease) in cash and cash equivalents	(23.5)	(34.5)	13.9
Cash and cash equivalents, beginning of year	54.7	89.2	75.3

Cash and cash equivalents, end of year	$31.2	$54.7	$89.2

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

        AAR CORP. is a diversified provider of services and products to the worldwide commercial aviation and government and defense markets. Services and products include: aviation supply chain and parts support programs; maintenance, repair and overhaul of airframes, landing gear, and certain other airframe components; design and manufacture of specialized pallets, shelters, and containers; expeditionary airlift services; aircraft modifications and aircraft and engine sales and leasing. We serve commercial, defense and governmental aircraft fleet operators, original equipment manufacturers, and independent service providers around the world, and various other domestic and foreign military customers.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Included in accounts receivable as of May 31, 2016 and 2015, are $29.8 million and $21.1 million, respectively, of unbilled accounts receivable related to our KC10 supply agreement. These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program. These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

        Since 2009, we have served as a subcontractor providing supply chain services and logistics support for the prime contractor on the KC10 Extender Contractor Logistics Support Program ("KC10 Program"). In February 2016, we submitted our final bid on the new KC10 Program contract, and in June 2016, the U.S. Air Force awarded the contract to a competitor. We have filed a protest with the U.S. Government Accountability Office. Due to the pending protest and the routine transition period of the services to the new provider, we expect to continue to provide KC10 logistics services through late fiscal 2017. Average annual revenue and gross profit recognized over the last three years for our KC10 logistics support services was $115.9 million and $7.4 million, respectively.

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

        We utilize both the qualitative approach and the two-step quantitative approach to evaluate goodwill for impairment. In the first step of the quantitative approach, we compare the fair value of the reporting unit with its carrying value, including goodwill. If the estimated fair value of the reporting unit is less than its carrying value, we would be required to complete a second step to determine the amount of goodwill impairment. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss.

        As of May 31, 2016, we have five reporting units with only four of the reporting units' assigned goodwill. Our four reporting units with goodwill include two in our Aviation Services segment (Supply Chain and Maintenance, Repair, and Overhaul) and two in our Expeditionary Services segment (Airlift and Mobility). We utilized the qualitative assessment approach for the two Aviation Services reporting

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

units with the two Expeditionary Services reporting units tested using the quantitative two-step testing process.

        We performed the annual test of goodwill for the two Aviation Services reporting units by performing a qualitative assessment and concluded it was more likely than not that the fair value of each reporting unit exceeded their carrying values, and thus no impairment charge was recorded. Step one of the quantitative goodwill impairment test was completed for the two Expeditionary Services reporting units and the estimated fair value for each reporting unit exceeded its carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

        We estimate the fair value of each Expeditionary Services reporting unit using an income approach based on discounted cash flows. The assumptions we used to estimate the fair value of these reporting units are based on historical performance, as well as forecasts used in our current business plan and require considerable management judgment. We use a discount rate based on our consolidated weighted average cost of capital which is adjusted for each of our reporting units based on their specific risk and size characteristics. The fair value measurements used for our goodwill impairment testing use significant unobservable inputs, which reflect our own assumptions about the inputs that market participants would use in measuring fair value. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items.

        In connection with the fiscal 2015 change in reportable segments discussed in Note 14—Business Segment Information and the divestitures discussed in Note 2—Discontinued Operations, we reallocated goodwill across these new segments based on a relative fair value basis. Changes in the carrying amount of goodwill by segment for fiscal 2016 and 2015 are as follows:

	Aviation Services	Expeditionary Services	Discontinued Operations	Total
Balance as of May 31, 2014	$75.7	$45.0	$141.0	$261.7
Reallocation of goodwill	—	4.7	(4.7)	—
Businesses sold or assets held for sale	—	—	(136.3)	(136.3)
Foreign currency translation adjustments	(1.9)	—	—	(1.9)

Balance as of May 31, 2015	73.8	49.7	—	123.5
Acquisition	—	1.3	—	1.3
Deferred tax adjustments	(6.5)	—	—	(6.5)
Foreign currency translation adjustments	(1.0)	—	—	(1.0)

Balance as of May 31, 2016	$66.3	$51.0	$—	$117.3

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$22.7	$(10.5)	$12.2
Developed technology	11.4	(4.6)	6.8
Lease agreements	21.5	(9.9)	11.6
FAA certificates	5.2	(1.5)	3.7
Trademarks	0.2	—	0.2

	61.0	(26.5)	34.5
Unamortized intangible assets:
Trademarks	1.3	—	1.3

	$62.3	$(26.5)	$35.8

	May 31, 2015
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$23.4	$(9.0)	$14.4
Developed technology	8.0	(3.5)	4.5
Lease agreements	21.5	(8.7)	12.8
FAA certificates	5.0	(1.3)	3.7

	57.9	(22.5)	35.4
Unamortized intangible assets:
Trademarks	1.3	—	1.3

	$59.2	$(22.5)	$36.7

        Customer relationships are being amortized over 10-20 years, developed technology is being amortized over 7-15 years, lease agreements are being amortized over 18 years, and the FAA certificates are being amortized over 20 years. Amortization expense recorded during fiscal 2016, 2015 and 2014 was $4.4 million, $4.6 million, and $4.7 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $4.9 million in 2017, $4.7 million in 2018, $3.9 million in 2019, $3.8 million in 2020 and $3.5 million in 2021.

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

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. Department of Defense were $43.7 million and $39.2 million at May 31, 2016 and 2015, respectively. Additionally, included in accounts receivable as of May 31, 2016 and 2015, are $42.4 million and $41.1 million, respectively, of accounts receivable from a large defense contractor. We perform regular evaluations of customer payment experience, current financial condition, and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        The following is a summary of inventories:

	May 31,
	2016	2015
Raw materials and parts	$44.0	$43.1
Work-in-process	20.2	18.1
Aircraft and engine parts, components and finished goods	365.5	337.0
Aircraft held for sale and related support parts	15.7	57.8

	$445.4	$456.0

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

        Aircraft may be classified as assets held for sale for more than one year as we continue to actively market the aircraft at reasonable prices. Certain aircraft types we currently have available for sale are specifically designed for particular functions which limits the marketability of those assets. We had eight aircraft held for sale comprised of five fixed-wing and three rotary-wing aircraft at May 31, 2016 and eleven aircraft held for sale comprised of five fixed-wing and six rotary-wing aircraft at May 31, 2015. During fiscal 2015, we recognized impairment charges of $8.9 million reflecting the decrease in fair value for certain aircraft held for sale and related rotable assets.

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

        Future rent due to us under non-cancelable leases during each of the next five fiscal years is $17.1 million in 2017, $16.9 million in 2018, $16.8 million in 2019, $16.7 million in 2020, and $16.1 million in 2021.

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

        We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment.

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

Supplemental Information on Cash Flows

        Supplemental information on cash flows is as follows:

	For the Year Ended May 31,
	2016	2015	2014
Interest paid	$4.7	$42.7	$33.8
Income taxes paid	35.7	105.6	17.3
Income tax refunds and interest received	1.3	12.1	7.5

        During fiscal 2016, treasury stock increased $21.3 million reflecting the repurchase of common shares of $18.8 million, restricted stock grants of $4.8 million and the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, of $2.3 million.

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

New Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires that a disposal representing a strategic shift that has or will have a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. This ASU also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

discontinued operations. The Company adopted this guidance on June 1, 2015 which resulted in expanded disclosures related to the income statement and cash flow activities of our discontinued operations.

        In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. We have elected to early adopt this new ASU retrospectively in the fourth quarter of fiscal 2016 which resulted in the reclassification of debt issuance costs of $2.6 million from Other in noncurrent assets to Long-term debt, less current maturities as of May 31, 2015.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU amends existing guidance to require the presentation of deferred tax liabilities and assets as noncurrent within a classified statement of financial position. We have elected to early adopt this new ASU retrospectively in the fourth quarter of fiscal 2016 which resulted in the reclassification of deferred tax assets of $58.3 million from current assets to noncurrent liabilities as of May 31, 2015.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU will also supersede certain cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year which will make the new standard effective for us beginning June 1, 2018. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, Leases. This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, including those classified as operating leases under the current accounting guidance. In addition, this ASU will require new qualitative and quantitative disclosures about the Company's leasing activities. This new standard will be effective for us beginning June 1, 2019 with early adoption permitted. This ASU requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

        In the first quarter of fiscal 2016, we recognized a gain of $27.7 million net of expenses representing the receipt of the contingent consideration related to the A400M cargo system.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Discontinued Operations (Continued)

        During fiscal 2015, we also announced our intention to sell our Precision Systems Manufacturing ("PSM") business comprised of our metal and composite machined and fabricated parts manufacturing operations. We recognized impairment charges of $57.5 million during fiscal 2015 to reduce the carrying value of the PSM business's net assets to their expected value at the time of sale. PSM is available for immediate sale and we continue to actively market PSM at reasonable prices in relation to its fair value. We expect a sale of PSM to be completed before the end of fiscal 2017.

        Telair Cargo Group and PSM are reported as discontinued operations in the Consolidated Statements of Income for all periods presented. Interest expense allocated to discontinued operations was $0 million, $9.2 million and $13.0 million for fiscal 2016, 2015, and 2014, respectively. No amounts for general corporate overhead were allocated to discontinued operations.

        Liabilities of discontinued operations of $6.9 million and $5.4 million at May 31, 2016 and 2015, respectively, were classified as Accrued Liabilities on the Consolidated Balance Sheet. Operating income (loss) from discontinued operations was comprised of the following:

	For the Year Ended May 31,
	2016	2015	2014
Sales	$47.7	$286.3	$325.9
Cost of sales	50.5	249.7	274.6
Selling, general and administrative expenses	5.4	28.0	31.2
Interest expense, net.	—	10.1	13.6

Operating income (loss) from discontinued operations	$(8.2)	$(1.5)	$6.5

        Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to our continuing operations.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

3. Financing Arrangements

Debt Outstanding

        A summary of the carrying amount of our debt is as follows:

	May 31,
	2016	2015
Revolving Credit Facility expiring March 24, 2020 with interest payable monthly	$110.0	$50.0
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	10.0	20.0
Capital lease obligations	5.1	—
Convertible notes payable due March 1, 2016 with interest at 2.25% payable semi-annually on March 1 and September 1	—	48.0
Mortgage loan due August 1, 2015	—	11.0

Total debt	150.1	154.0
Current maturities of debt	(12.0)	(69.0)
Debt issuance costs, net	(2.0)	(2.6)

Long-term debt	$136.1	$82.4

        The aggregate principal amount of our debt matures as follows: $10.0 million in 2017, $25.0 million in 2019, and $110.0 million in 2020.

        At May 31, 2016, our variable rate and fixed rate debt had a fair value that approximates the carrying value of $145.0 million. These debt instruments are classified as Level 3 in the fair value hierarchy which is defined as a fair value determined based upon one or more significant unobservable inputs.

        During fiscal 2016, the Company entered into new capital leases in the amount of $5.1 million related to new aircraft and IT equipment. We have omitted substantially all of the required disclosures as the capital leases are not material to our consolidated financial position or results of operations.

        We are subject to a number of covenants under our financing arrangements, including restrictions that relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of our shares and other matters. We are in compliance with all financial and other covenants under our financing arrangements as of May 31, 2016.

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

        The Amendment also extended the maturity of the Revolving Credit Facility by approximately two years to March 24, 2020; deleted the minimum fixed charge coverage ratio; and added a minimum interest coverage ratio. In addition to the interest coverage ratio, the Revolving Credit Facility requires us to comply with a leverage ratio and certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At May 31, 2016, we were in compliance with the financial and other covenants in these agreements.

        Borrowing activity under the Revolving Credit Facility during fiscal 2016, 2015 and 2014 is as follows:

	For the Year Ended May 31,
	2016	2015	2014
Maximum amount borrowed	$200.0	$215.0	$190.0
Average daily borrowings	134.2	140.7	135.8
Average interest rate during the year	1.41%	1.69%	1.77%

        We also have $4.4 million available under foreign lines of credit.

7.25% Senior Notes due 2022

        On April 30, 2015, we redeemed our $325 million 7.25% Senior Notes due 2022 for $370.6 million. We recognized a loss on extinguishment of debt of $44.9 million comprised of a make-whole premium of $45.6 million and unamortized deferred financing costs of $6.2 million, partially offset by an unamortized net premium of $6.9 million.

Convertible Notes

        The interest expense associated with the convertible notes, which were paid in full in the fourth quarter of fiscal 2016, was as follows:

	For the Year Ended May 31,
	2016	2015	2014
Coupon interest	$0.6	$1.5	$3.1
Amortization of deferred financing fees	0.1	0.1	0.3
Amortization of discount	1.3	2.4	5.1

Interest expense related to convertible notes	$2.0	$4.0	$8.5

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

        Prior to the settlement, the derivatives instruments were classified as cash flow hedges with gains and losses on the derivative instruments included in other comprehensive loss. We recognized gains and losses on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affected earnings. We recognized a loss of $2.0 million in fiscal 2015 related to the reclassification of previously unrealized losses in accumulated other comprehensive loss. The impact of the interest rate swap and interest cap agreement on the Consolidated Statement of Comprehensive Income (Loss) for the year ended May 31, 2014 was an unrealized gain of $0.7 million.

5. Stock-Based Compensation

        We have granted stock-based awards under the AAR CORP. 2013 Stock Plan (the "2013 Stock Plan") and the AAR CORP. Stock Benefit Plan ("Stock Benefit Plan") each of which has been approved by our stockholders. No further awards will be made under the Stock Benefit Plan. Under the 2013 Stock Plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and are exercisable in three, four or five equal annual increments commencing one year after the date of grant. In addition to stock options, the 2013 Stock Plan also provides for the grant of restricted stock awards and performance-based restricted stock awards. The number of performance-based awards earned, subject to vesting, is based on achievement of certain Company-wide financial goals or stock price targets. The 2013 Stock Plan also provides for the grant of stock appreciation units and restricted stock units; however, to date, no such awards have been granted.

        Restricted stock grants are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build a career with us. Restricted stock typically vests over periods of one to five years from date of grant. Restricted stock grants may be performance-based with vesting to occur over periods of three to five years. All restricted stock that has been granted and earned according to performance criteria carries full dividend and voting rights, regardless of whether it has vested.

        Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee's employment terminates for any reason other than death, disability or retirement. Since inception, a total of 11,149,000 shares have been granted under the Stock Benefit Plan. Subsequent to stockholder approval of the 2013 Stock Plan, we have granted a total of 1,029,000 shares under the 2013 Stock Plan and plan to make all future stock awards under the 2013 Stock Plan rather than the Stock Benefit Plan. There were 1,610,000 shares available for grant under the 2013 Stock Plan as of May 31, 2016.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Stock-Based Compensation (Continued)

Stock Options

        During fiscal 2016 and 2014, we granted stock options representing 488,767 shares and 1,033,015 shares, respectively. No stock options were granted during fiscal 2015. The weighted average fair value per share of stock options granted during fiscal 2016 and 2014 was $7.48 and $10.24, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options Granted In Fiscal Year
	2016	2014
Risk-free interest rate	1.6%	1.4%
Expected volatility of common stock	36.1%	49.1%
Dividend yield	1.1%	1.2%
Expected option term in years	4.2	5.2

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

        A summary of stock option activity for the three years ended May 31, 2016 consisted of the following (shares in thousands):

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,857	$21.05	2,753	$19.59	2,300	$16.22
Granted	489	$26.62	—	$—	1,033	$25.43
Exercised	(122)	$20.61	(793)	$15.98	(473)	$16.20
Cancelled	(128)	$24.47	(103)	$21.03	(107)	$18.48

Outstanding at end of year	2,096	$22.17	1,857	$21.05	2,753	$19.59

Options exercisable at end of year	837	$21.21	627	$21.78	1,019	$17.88

        The total fair value of stock options that vested during fiscal 2016, 2015, and 2014 was $2.7 million, $3.1 million, and $2.0 million, respectively. The total intrinsic value of stock options exercised during fiscal 2016, 2015, and 2014 was $1.0 million, $11.1 million, and $4.3 million, respectively. The aggregate intrinsic value of options outstanding was $7.4 million and $16.0 million as of May 31, 2016 and 2015, respectively. The tax benefit realized from stock options exercised during fiscal 2016, 2015, and 2014 was $0.2 million, $2.4 million, and $1.0 million, respectively. Expense charged to operations for stock options during fiscal 2016, 2015, and 2014 was $3.5 million, $2.7 million, and $3.8 million, respectively, recorded in selling, general and administrative expenses. As of May 31, 2016, we had $6.0 million of unrecognized compensation expense related to stock options that will be amortized over an average period of 1.0 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Stock-Based Compensation (Continued)

        The following table provides additional information regarding stock options outstanding as of May 31, 2016 (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number Outstanding as of 5/31/16	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 5/31/16	Weighted- Average Exercise Price
$10.00 - $15.00	505	6.1	$12.90	202	$12.90
$15.01 - $20.00	213	3.6	$16.75	208	$16.75
$20.01 - $34.50	1,378	7.4	$26.40	427	$27.32

	2,096	6.7	$22.17	837	$21.21

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock. The performance-based awards are contingent upon the achievement of certain performance objectives, including net income and return on capital. During fiscal 2016, 2015, and 2014, we granted 119,929, 188,125, and 60,808 of performance-based restricted shares, respectively. Time-based restricted shares of 42,557, 97,581, and 60,808 were granted to executives and key employees during fiscal 2016, 2015, and 2014, respectively. We also award time-based restricted stock to our non-employee directors as part of their annual compensation. Time-based restricted shares of 47,083, 45,000, and 45,000 were granted to members of the Board of Directors during fiscal 2016, 2015, and 2014, respectively.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Expense related to all restricted share programs during fiscal 2016, 2015, and 2014 was $3.2 million, $4.7 million, and $4.8 million, respectively, and recorded in selling, general and administrative expenses.

        Restricted share activity during the fiscal year ended May 31, 2016 was as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2015	1,054	$24.38
Granted	210	$26.75
Vested	(626)	$23.92
Forfeited	(238)	$25.69

Nonvested at May 31, 2016	400	$25.61

        As of May 31, 2016, we had $4.7 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 1.9 years.

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

6. Income Taxes

        The provision for income tax (benefit) on pre-tax income includes the following components:

	For the Year Ended May 31,
	2016	2015	2014
Current:
Federal	$9.8	$22.2	$11.4
State	0.4	0.4	0.4
Foreign	3.8	1.5	0.8

	14.0	24.1	12.6
Deferred	4.8	(52.6)	19.0

	$18.8	$(28.5)	$31.6

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2016, 2015, and 2014 to income before taxes (benefit), due to the following:

	For the Year Ended May 31,
	2016	2015	2014
Provision for income tax (benefit) at the federal statutory rate	$20.8	$(29.0)	$34.6
State income taxes, net of federal benefit and refunds	0.2	0.2	0.2
Federal adjustments	0.3	0.5	(2.0)
Prior period adjustments	(2.5)	—	—
Domestic Production Activities Deduction	—	(0.2)	(1.2)

Provision for income tax (benefit)	$18.8	$(28.5)	$31.6

        During the third quarter of fiscal 2016, we completed a reconciliation of our tax basis assets and liabilities and an analysis of our income tax payable which identified prior year immaterial errors netting to $0.2 million with $2.7 million recognized as income tax expense in discontinued operations and $2.5 million recognized as income tax benefit within income from continuing operations. Further, in connection with the reconciliation of our tax basis assets and liabilities, we corrected certain amounts within deferred tax assets and liabilities, accrued liabilities, and goodwill. We have concluded these errors were not material to any prior reporting periods.

        During the third quarter of fiscal 2016, we recognized $2.8 million of income tax expense in discontinued operations related to changes in estimates associated with tax provision to federal income tax return filing differences.

        Income (Loss) before provision for income tax (benefit) includes the following components:

	For the Year Ended May 31,
	2016	2015	2014
Domestic	$46.1	$(94.2)	$81.9
Foreign	13.2	11.2	16.9

	$59.3	$(83.0)	$98.8

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes. Our deferred tax liabilities and assets consist of the following components:

	May 31,
	2016	2015
Deferred tax assets:
Inventory costs	$16.9	$35.4
Impairment of PSM assets	8.6	13.4
Advanced billings	11.0	14.3
Postretirement benefits	12.0	10.4
Employee benefits	9.8	12.0
Tax credits and incentives	2.3	—
Other	5.8	3.9

Total deferred tax assets	66.4	89.4
Valuation allowance	(4.7)	(2.8)

Total deferred tax assets net of valuation allowance	61.7	86.6

Deferred tax liabilities:
Tangible and intangible assets	(95.9)	(132.4)
Other	(0.1)	(0.5)

Total deferred tax liabilities	(96.0)	(132.9)

Net deferred tax liabilities	$(34.3)	$(46.3)

        As of May 31, 2016, we have determined that the realization of our deferred tax assets is more likely than not and that a valuation allowance is not required except for certain state deferred tax assets, net operating losses and credits. The change in the valuation allowance was primarily the result of net operating losses in a subsidiary that are not expected to be utilized. The net operating losses have a carry forward period that ranges from 5 to 20 years. Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the majority of the deferred tax assets.

        Income tax payable at May 31, 2016 was $1.1 million and income tax receivable at May 31, 2015 was $2.1 million and is included in Accrued Liabilities and Deposits, prepaids and other, respectively, on the Consolidated Balance Sheets.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	For the Year Ended May 31,
	2016	2015	2014
Balance, beginning of year	$2.2	$2.2	$—
Additions for tax positions of prior years	10.7	—	2.2

Balance, end of year	$12.9	$2.2	$2.2

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        All of our unrecognized tax benefits as of May 31, 2016 and 2015 would be recorded as a component of income tax expense, if recognized. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        Fiscal years 2014 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Earnings Per Share (Continued)

        The following tables provide a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2016 (shares in millions).

	For the Year Ended May 31,
	2016	2015	2014
Basic EPS:
Income (Loss) from continuing operations	$40.5	$(54.5)	$67.2
Less income attributable to participating shares	(0.5)	(0.3)	(1.5)

Income (Loss) from continuing operations attributable to common shareholders	40.0	(54.8)	65.7
Income from discontinued operations attributable to common shareholders	7.2	64.7	5.7

Net income attributable to common shareholders for earnings per share—basic	$47.2	$9.9	$71.4

Diluted EPS:
Income (Loss) from continuing operations	$40.5	$(54.5)	$67.2
Less income attributable to participating shares	(0.5)	(0.3)	(1.5)

Income (Loss) from continuing operations attributable to common shareholders	40.0	(54.8)	65.7
Income from discontinued operations attributable to common shareholders	7.2	64.7	5.7

Net income attributable to common shareholders for earnings per share—diluted	$47.2	$9.9	$71.4

Weighted average common shares outstanding—basic	34.4	39.1	38.6
Additional shares from assumed exercise of stock options	0.2	0.3	0.5

Weighted average common shares outstanding—diluted	34.6	39.4	39.1

Earnings per share—basic:
Earnings (Loss) from continuing operations	$1.16	$(1.40)	$1.70
Earnings from discontinued operations	0.21	1.66	0.15

Earnings per share—basic	$1.37	$0.26	$1.85

Earnings per share—diluted:
Earnings (Loss) from continuing operations	$1.16	$(1.40)	$1.68
Earnings from discontinued operations	0.21	1.64	0.15

Earnings per share—diluted	$1.37	$0.24	$1.83

        At May 31, 2016, 2015 and 2014, respectively, options to purchase 1,374,200 shares, 168,200 shares, and 180,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the period then ended.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2016 was 4.5%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

        We also have a defined benefit pension plan covering certain employees in the Netherlands. Certain foreign subsidiaries of Telair Cargo Group also maintained defined benefit pension plans in Germany and Norway with the plans' assets and obligations transferred to the new owners upon the closing of the Telair Cargo Group sale in fiscal 2015. Benefit formulas are based generally on years of service and compensation. It is the policy of these subsidiaries to fund at least the minimum amounts required by local laws and regulations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        The change to our projected benefit obligation and the fair value of our plan assets for our pension plans in the United States and other countries was as follows:

	May 31,
	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$144.9	$141.9
Sale of Telair Cargo Group	—	(5.1)
Service cost	2.5	2.0
Interest cost	4.5	4.8
Participant contributions	0.3	0.3
Net actuarial loss (gain)	(1.1)	21.7
Benefit payments	(6.0)	(6.4)
Plan change	—	(1.4)
Foreign currency adjustment	0.6	(12.9)

Projected benefit obligation at end of year	$145.7	$144.9

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$115.8	$116.0
Actual return on plan assets	(3.0)	12.5
Employer contributions	3.4	4.6
Participant contributions	0.3	0.3
Benefit payments	(6.0)	(6.4)
Foreign currency adjustment	0.5	(11.2)

Fair value of plan assets at end of year	$111.0	$115.8

Funded status at end of year	$(34.7)	$(29.1)

        Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	May 31,
	2016	2015
Accrued liabilities	$(3.8)	$(3.5)
Other liabilities and deferred income	(30.9)	(25.6)

Funded status at end of year	$(34.7)	$(29.1)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive loss at May 31, 2016 and 2015, respectively, consisted of the following:

	May 31,
	2016	2015
Actuarial loss	$66.4	$60.2
Prior service credit	(0.4)	(0.3)

Total	$66.0	$59.9

        For all of our pension plans, both the projected benefit obligation and the accumulated benefit obligation are in excess of the individual plans' assets. The accumulated benefit obligation for all pension plans was $140.0 million and $136.6 million as of May 31, 2016 and 2015, respectively.

Net Periodic Benefit Cost

        Pension expense charged to the Consolidated Statements of Income includes the following components:

	For the Year Ended May 31,
	2016	2015	2014
Service cost	$2.5	$2.0	$2.1
Interest cost	4.5	4.8	4.9
Expected return on plan assets	(6.5)	(6.0)	(5.8)
Curtailment	—	0.2	—
Amortization of prior service cost	0.1	0.2	0.1
Recognized net actuarial loss	2.4	1.8	1.9

	$3.0	$3.0	$3.2

        The estimated amounts to be amortized from accumulated other comprehensive loss into expense during fiscal 2017 are as follows:

Net actuarial loss	$2.4
Prior service cost	—

Total	$2.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Assumptions

        The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted-average assumptions used in the measurement of our projected benefit obligations:

	May 31,
	2016	2015
Discount rate:
Domestic plans	3.83%	4.15%
International plan	1.90	1.90
Rate of compensation increase:
Domestic plans	2.50%	2.50%
International plan	3.00	3.00

        A summary of the weighted-average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2016	2015	2014
Discount rate:
Domestic plans	4.15%	4.23%	4.29%
International plan	1.90	1.90	3.70
Rate of compensation increase:
Domestic plans	2.50%	2.50%	2.50%
International plan	3.00	3.00	3.00
Expected long-term rate on plan assets:
Domestic plans	7.25%	7.50%	7.50%
International plan	4.00	4.00	3.70

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2016	2015
Equity securities	59%	60%	45 - 75%
Fixed income securities	17	16	15 - 25%
Other	24	24	0 - 25%

	100%	100%

        The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974. The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2016. Direct investments in our securities and the use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks, and fund-of-funds hedge funds. The assets of the non-domestic plan are invested in funds-of-funds where each fund holds a portfolio of equity and fixed income mutual funds.

        To develop our expected long-term rate of return assumption on domestic plans, we use long-term historical return information for our targeted asset mix and current market conditions. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption. While consideration is given to recent performance, the assumption represents a long-term, prospective rate of return.

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2016:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
U.S. common stock	$2.3	$—	$—	$2.3
U.S. mutual funds	24.6	—	—	24.6
International common stock	0.1	—	—	0.1
International mutual funds	7.9	—	—	7.9
Fixed income:
Government securities and corporate bond mutual funds	9.9	—	—	9.9
Funds-of-funds	—	50.2	7.5	57.7
Hedge funds	—	—	6.6	6.6
Cash and cash equivalents	1.9	—	—	1.9

Total investments	$46.7	$50.2	$14.1	$111.0

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

        The following table presents the reconciliation of Level 3 pension assets measured at fair value for the fiscal years ended May 31, 2016 and 2015:

	Hedge Funds	Fund-of-funds	Total
Balance as of May 31, 2014	$3.6	$7.5	$11.1
Purchases	3.2	—	3.2
Return on plan assets related to assets still held at May 31, 2015	0.3	0.5	0.8

Balance as of May 31, 2015	7.1	8.0	15.1
Return on plan assets related to assets still held at May 31, 2016	(0.5)	(0.5)	(1.0)

Balance as of May 31, 2016	$6.6	$7.5	$14.1

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

Future Benefit Payments and Funding

        The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
	2017	2018	2019	2020	2021	2022 to 2026
Estimated future pension payments	$10.5	$5.7	$5.4	$5.9	$6.1	$32.2

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. We anticipate contributing approximately $7.3 million during fiscal 2017.

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plan is unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $0.9 million and $1.0 million as of May 31, 2016 and 2015, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan that is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Our contributions vest on a pro-rata basis during the first three years of employment. We also provide profit sharing benefits for certain executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to the Consolidated Statements of Income for our matching contributions, including profit sharing contributions, was $11.1 million in fiscal 2016, $11.9 million in fiscal 2015 and $11.8 million in fiscal 2014 for these plans.

9. Accumulated Other Comprehensive Loss

        Changes in our accumulated other comprehensive loss ("AOCL") by component for each of the years in the three-year period ended May 31, 2016 were as follows:

	Currency Translation Adjustments	Pension Plans	Derivative Instruments	Total
Balance as of June 1, 2013	$(5.3)	$(33.9)	$(3.3)	$(42.5)
Other comprehensive income (loss) before reclassifications	14.0	(2.8)	0.7	11.9
Amounts reclassified from AOCL	—	1.3	—	1.3

Total other comprehensive income (loss)	14.0	(1.5)	0.7	13.2

Balance as of May 31, 2014	8.7	(35.4)	(2.6)	(29.3)
Other comprehensive income (loss) before reclassifications	(56.9)	(7.9)	0.6	(64.2)
Sale of Telair Cargo Group	49.1	0.6	—	49.7
Amounts reclassified from AOCL	—	1.4	2.0	3.4

Total other comprehensive income (loss)	(7.8)	(5.9)	2.6	(11.1)

Balance as of May 31, 2015	0.9	(41.3)	—	(40.4)
Reclassifications within AOCL	(2.0)	2.0	—	—
Other comprehensive loss before reclassifications	—	(5.6)	—	(5.6)
Amounts reclassified from AOCL	—	1.6	—	1.6

Total other comprehensive loss	—	(4.0)	—	(4.0)

Balance as of May 31, 2016	$(1.1)	$(43.3)	$—	$(44.4)

10. Aircraft Portfolio

Aircraft Owned with Joint Venture Partners

        We have ownership interests in three aircraft with joint venture partners at May 31, 2016 which are available for lease or sale to commercial air carriers. Our equity investment was approximately

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

10. Aircraft Portfolio (Continued)

$15.0 million and $20.5 million as of May 31, 2016 and 2015, respectively, and is included in Investment in joint ventures on the Consolidated Balance Sheet. Included in the May 31, 2016 and 2015 amounts are notes receivable in the amount of $2.6 million and $5.7 million, respectively, for aircraft which the joint ventures have sold. Our aircraft joint ventures primarily include investments in limited liability companies that are accounted for under the equity method of accounting. For our aircraft joint ventures accounted for under the equity method of accounting, our membership interest is 50%, and the primary business of these joint ventures is the acquisition, ownership, lease and disposition of certain commercial aircraft. Aircraft were purchased with cash contributions by the members of the joint ventures and debt financing provided on a limited recourse basis. Under the terms of servicing agreements with certain of the joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During fiscal 2016, 2015 and 2014, we were paid $0.9 million, $0.1 million and $0.1 million, respectively, for such services. The income tax benefit or expense related to the operations of the joint ventures is recorded by the member companies.

        Distributions from joint ventures are classified as operating or investing activities in the Consolidated Statements of Cash Flows based upon an evaluation of the specific facts and circumstances of each distribution.

        Summarized financial information for these joint ventures is as follows:

	For the Year Ended May 31,
	2016	2015	2014
Sales	$3.6	$14.7	$10.4
Income (Loss) before provision for income taxes	(0.3)	0.9	6.7

	May 31,
	2016	2015
Balance sheet information:
Assets	$32.6	$48.2
Debt	—	4.6
Members' capital	27.3	41.0

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

11. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby we sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease. Net proceeds from the sale of the facility were $14.0 million and the cost and related accumulated depreciation of the facility of $9.5 million and $4.6 million, respectively, were removed from the Consolidated Balance Sheet at the time of sale. The gain realized on the sale of $9.1 million has been deferred and is being amortized over the 20-year lease term. As of May 31, 2016 and 2015, the unamortized balance of the deferred gain was approximately $3.4 million and $3.8 million, respectively, and is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

        During the fourth quarter of fiscal 2015, we entered into a sale-leaseback transaction for our two S-92 rotary-wing aircraft resulting in the recognition of a loss of $1.1 million. We received proceeds of $40.3 million in fiscal 2015 which were deferred as a sale-leaseback advance pending completion of the sale transactions. Both of the S-92 aircraft sales were completed in fiscal 2016.

        During fiscal 2016, we received proceeds of $38.5 million from sale-leaseback transactions for two AW-189 rotary-wing aircraft which are supporting search and rescue operations in the Falkland Islands. The $1.7 million gain realized on the sale was deferred and is being amortized over the lease term of ten years.

        In addition to the leases described above, we lease other facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2034. Future minimum payments under all operating leases at May 31, 2016 are as follows:

2017	$26.0
2018	21.2
2019	17.3
2020	15.4
2021	14.8
2022 and thereafter	53.8

        Rental expense for facilities and equipment during fiscal years 2016, 2015, and 2014 was $33.1 million, $33.3 million, and $30.6 million, respectively.

        We enter into purchase obligations which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $186.0 million in 2017, $31.3 million in 2018, $6.6 million in 2019, $0.4 million in 2020 and $2.7 million in 2021.

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2016 was approximately $12.3 million.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

12. Other Noncurrent Assets

        At May 31, 2016 and 2015, other noncurrent assets consisted of the following:

	May 31,
	2016	2015
Assets under deferred compensation plan	$28.8	$28.8
Cash surrender value of life insurance	17.7	17.5
License fees	15.5	12.2
Costs in excess of billings	14.9	14.4
Other	10.1	9.7

	$87.0	$82.6

License Fees

        In June 2011, we entered into a ten-year agreement with Unison Industries to be the exclusive worldwide aftermarket distributor for Unison's electrical components, sensors, switches and other systems for aircraft and industrial uses. In connection with the agreement, we agreed to pay Unison Industries $20.0 million for the exclusive distribution rights with $7.0 million paid in June 2011 and $1.3 million payable by January 31 of each calendar year beginning in January 2012 through 2021.

        As of May 31, 2016 and 2015, the unamortized balance of the license is $8.8 million and $10.4 million, respectively, and is being amortized over a ten-year period. The current portion of the deferred payments of $1.3 million is recorded in Accrued liabilities and the long-term portion of $4.2 million is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

13. Acquisition

        On December 4, 2015, we acquired certain assets of Vantem Modular LLC, which designs, manufactures, and distributes modular shelters. The purchase price of the acquisition was $4.8 million paid at closing with future royalties of up to $5.0 million. This business will operate as part of our Expeditionary Services segment.

        The fair value of net assets acquired is as follows:

Current assets	$1.5
Equipment	0.5
Intangible assets	3.5
Contingent consideration	(2.0)

Net assets acquired	3.5
Goodwill	1.3

Purchase price	$4.8

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Business Segment Information

Segment Reporting

        Consistent with how our chief operating decision making officer (Chief Executive Officer) evaluates performance and the way we are organized internally, we report our activities in two segments: Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of airlift and mobility activities.

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

        Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2016	2015	2014
Net sales:
Aviation Services	$1,425.0	$1,316.1	$1,231.2
Expeditionary Services	237.6	278.2	477.9

	$1,662.6	$1,594.3	$1,709.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

	For the Year Ended May 31,
	2016	2015	2014
Gross profit:
Aviation Services	$229.8	$143.8	$172.5
Expeditionary Services	7.1	15.5	116.4

	$236.9	$159.3	$288.9

	May 31,
	2016	2015	2014
Total assets:
Aviation Services	$944.8	$919.0	$930.6
Expeditionary Services	367.2	387.6	424.4
Discontinued operations	7.6	17.0	663.4
Corporate	122.5	130.5	141.4

	$1,442.1	$1,454.1	$2,159.8

	For the Year Ended May 31,
	2016	2015	2014
Capital expenditures:
Aviation Services	$16.4	$8.7	$9.5
Expeditionary Services	49.9	20.3	9.0
Corporate	22.1	13.1	2.3

Total continuing operations	88.4	42.1	20.8
Discontinued operations	0.6	4.2	5.7

	$89.0	$46.3	$26.5

	For the Year Ended May 31,
	2016	2015	2014
Depreciation and amortization:[1]
Aviation Services	$26.2	$28.9	$25.6
Expeditionary Services	23.8	24.9	37.1
Corporate	6.7	9.6	10.6

Total continuing operations	56.7	63.4	73.3
Discontinued operations	—	13.5	15.8

	$56.7	$76.9	$89.1

1
Includes depreciation and amortization of stock-based compensation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

        The following table reconciles segment gross profit to income (loss) from continuing operations before provision for income taxes.

	For the Year Ended May 31,
	2016	2015	2014
Segment gross profit	$236.9	$159.3	$288.9
Selling, general and administrative	(170.8)	(171.4)	(166.3)
Earnings (Loss) from joint ventures	(0.3)	0.2	3.0
Loss on extinguishment of debt	(0.4)	(44.9)	—
Interest expense	(6.4)	(26.5)	(28.3)
Interest income	0.3	0.3	1.5

Income (Loss) from continuing operations before provision for income taxes	$59.3	$(83.0)	$98.8

        The U.S. Department of Defense, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years. Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2016	2015	2014
Aviation Services	$301.1	$237.3	$199.1
Expeditionary Services	212.7	255.8	462.6

	$513.8	$493.1	$661.7

Percentage of total sales	30.9%	30.9%	38.7%

        Sales by type of product/service was as follows:

	For the Year Ended May 31,
	2016	2015	2014
Aviation supply chain	$903.2	$847.6	$755.7
Maintenance, repair and overhaul services	521.8	468.5	475.5
Expeditionary airlift services	173.4	173.3	328.8
Mobility products	64.2	104.9	149.1

	$1,662.6	$1,594.3	$1,709.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

Geographic Data

	May 31,
	2016	2015
Long-lived assets:
United States	$532.9	$521.2
Europe	36.0	37.0
Other	0.1	0.1

	$569.0	$558.3

        Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries) were approximately $490.3 million (29.5% of total sales), $536.5 million (33.7% of total sales) and $456.0 million (26.7% of total sales) in fiscal 2016, 2015 and 2014, respectively.

15. Legal Proceedings

        We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

DynCorp International LLC v. AAR Airlift Group, Inc.

        On November 5, 2015, AAR Airlift Group, Inc. ("AAR Airlift"), a wholly-owned subsidiary of AAR CORP. filed a motion to dismiss a First Amended Complaint filed by DynCorp International LLC ("DynCorp") alleging that AAR Airlift misappropriated DynCorp's trade secrets in connection with the submission of proposals pursuant to the solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL/A") in support of the WASS program.

        On January 14, 2016, the Court granted AAR Airlift's motion to dismiss the First Amended Complaint. On February 2, 2016, DynCorp filed an appeal to the United States Court of Appeals for the Eleventh Circuit with respect to the Court's order on the motion to dismiss and other orders issued by the Court in this case.

        AAR Airlift will continue to defend itself vigorously against DynCorp's lawsuit and any attempt to invalidate or interfere with AAR Airlift's lawful participation in the INL/A contract award competition. As of the date of this filing and as described elsewhere, the Department of State has not yet awarded the INL/A contract.

OIG Investigation

        The U.S. Department of State received—and referred to its Office of Inspector General ("OIG")—a May 2015 letter from DynCorp in which DynCorp made substantially the same allegations against AAR Airlift as set forth in both its original complaint and its First Amended Complaint. The OIG is investigating these allegations, and AAR Airlift is cooperating fully in that investigation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

16. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2016 and 2015 is as follows:

Fiscal 2016

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$377.8	$423.8	$402.8	$458.2	$1,662.6
Gross profit	54.5	59.9	58.3	64.2	236.9
Income from continuing operations attributable to AAR	8.2	10.4	10.7	11.2	40.5
Income (Loss) from discontinued operations attributable to AAR	14.7	(2.4)	(5.9)	0.8	7.2
Net income attributable to AAR	22.9	8.0	4.8	12.0	47.7
Earnings (Loss) per share—basic:
Continuing operations	0.23	0.30	0.31	0.32	1.16
Discontinued operations	0.42	(0.07)	(0.17)	0.03	0.21
Earnings per share—basic	0.65	0.23	0.14	0.35	1.37
Earnings (Loss) per share—diluted:
Continuing operations	0.23	0.30	0.31	0.32	1.16
Discontinued operations	0.42	(0.07)	(0.17)	0.02	0.21
Earnings per share—diluted	0.65	0.23	0.14	0.34	1.37

Fiscal 2015

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$395.1	$403.3	$380.1	$415.8	$1,594.3
Gross profit	62.4	67.2	50.1	(20.4)	159.3
Income (Loss) from continuing operations attributable to AAR	11.8	13.9	1.9	(82.1)	(54.5)
Income (Loss) from discontinued operations attributable to AAR	2.6	1.3	(36.4)	97.2	64.7
Net income (loss) attributable to AAR	14.4	15.2	(34.5)	15.1	10.2
Earnings (Loss) per share—basic:
Continuing operations	0.29	0.35	0.05	(2.12)	(1.40)
Discontinued operations	0.07	0.03	(0.94)	2.50	1.66
Earnings per share—basic	0.36	0.38	(0.89)	0.38	0.26
Earnings (Loss) per share—diluted:
Continuing operations	0.29	0.35	0.05	(2.12)	(1.40)
Discontinued operations	0.07	0.03	(0.94)	2.48	1.64
Earnings (Loss) per share—diluted	0.36	0.38	(0.89)	0.36	0.24

1
The earnings-per-share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings-per-share amounts does not necessarily equal the earnings per share for the year.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

16. Selected Quarterly Data (Unaudited) (Continued)

2
First quarter income from discontinued operations in fiscal 2016 reflects a pre-tax gain of $27.7 million for the receipt of contingent consideration from the sale of Telair Cargo Group in fiscal 2015.

3
Fourth quarter loss from continuing operations in fiscal 2015 reflects pre-tax impairment charges and other losses of $71.4 million related to product lines and inventories identified as underperforming or not part of our strategy going forward in our services businesses and a pre-tax loss on extinguishment of debt of $44.9 million.

4
Third quarter loss from discontinued operations in fiscal 2015 reflects the impairment of PSM's net assets of $46.4 million.

5
Fourth quarter income from discontinued operations in fiscal 2015 reflects the pre-tax gain on sale of the Telair Cargo Group of $198.6 million partially offset by additional impairment of PSM's net assets of $11.1 million.

17. Allowance for Doubtful Accounts

	May 31,
	2016	2015	2014
Balance, beginning of year	$5.8	$6.2	$8.7
Provision charged to operations	0.2	1.7	0.7
Deductions for accounts written off, net of recoveries	(2.1)	(1.6)	(3.2)
Sale of Telair Cargo Group	—	(0.4)	—
Reclassification to assets of discontinued operations	—	(0.1)	—

Balance, end of year	$3.9	$5.8	$6.2

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2016, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

        There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of its internal control over financial reporting based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2016.

        KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AAR CORP.:

        We have audited AAR CORP.'s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AAR CORP.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, AAR CORP. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2016, and our report dated July 13, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
July 13, 2016

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about our Director Nominees and our Continuing Directors" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Executive Officers of the Registrant" following Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "Corporate Governance—Board Committees" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Business Ethics and Conduct" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption "Corporate Governance—Director Nominations and Qualifications" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the following captions: (a) "Executive Compensation—Compensation Committee's Report on Executive Compensation for fiscal 2016," (b) "Executive Compensation—Summary Compensation Table," (c) "Executive Compensation—Fiscal 2016 Grants of Plan-Based Awards," (d) "Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table," (e) "Executive Compensation—Fiscal 2016 Option Exercises and Stock Vested," (f) "Executive Compensation—Fiscal 2016 Pension Benefits," (g) "Executive Compensation—Fiscal 2016 Non-Qualified Deferred Compensation," (h) "Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control of the Company," (i) "Corporate Governance—Director Compensation," and (j) "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

        The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Corporate Governance—Director Independence" and "Corporate Governance—Related Person Transaction Policy" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

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

AAR CORP. (Registrant)
Date: July 13, 2016	BY:	/s/ DAVID P. STORCH David P. Storch Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. STORCH David P. Storch	Chairman, President and Chief Executive Officer; Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	Vice Chairman; Chief Operating Officer of Expeditionary Services; Director
/s/ MICHAEL J. SHARP Michael J. Sharp	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ERIC S. PACHAPA Eric S. Pachapa	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ ANTHONY K. ANDERSON Anthony K. Anderson	Director
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	July 13, 2016
/s/ JAMES E. GOODWIN James E. Goodwin	Director
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ PETER PACE Peter Pace	Director
/s/ JENNIFER L. VOGEL Jennifer L. Vogel	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
/s/ RONALD B. WOODARD Ronald B. Woodard	Director

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[7]
		3.2	By-Laws, as amended and restated through July 9, 2008.[17]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and Computershare Trust Company dated July 11, 2007.[13]
		4.4	Form of 2.25% Convertible Senior Note due 2016.[15]
		4.5	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[15]
4.6
Master Loan Agreement between EP Aviation, LLC and The Huntington National Bank dated as of April 23, 2010, together with the Guaranty dated April 23, 2010 made by AAR CORP. in favor of the Huntington Bank,[20] as amended March 28, 2014.[29]
		4.7	Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[24]
		4.8	Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[24]
4.9
Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto,[25] as amended August 26, 2011 and October 13, 2011, [27] and as further amended on April 8, 2014 and April 24, 2014[30] and as further amended on March 24, 2016.[36]
		4.10	Loan Agreement dated as of March 9, 2012 between AAR Corp. and Development Bank of Japan, Inc.[28]

	Index		Exhibits
		4.11	Indenture dated as of February 14, 2014 governing $30,000,000 of 1.75% Convertible Senior Notes due 2016, by and between AAR CORP., as Issuer, and U.S. National Bank National Association, as Trustee.[31]
		4.12	Form of 1.75% Convertible Senior Notes due 2016.[34]
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*
Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[4] as amended June 27, 2003,[5] May 5, 2005,[8] July 12, 2005,[9] June 23, 2006,[13] January 23, 2007,[12] January 27, 2007,[16] and July 11, 2011.[26]
		10.2*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[1] amended May 26, 2000[2] and April 10, 2001.[3]
10.3*
AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005,[10] as amended July 11, 2007,[12] October 17, 2007,[16] June 11, 2010,[23] and further amended April 26, 2013 and November 18, 2014.[38]
		10.4*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[3]
		10.5*	Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko[2], as amended June 14, 2010.[22]
		10.6*	AAR CORP. Nonemployee Directors' Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.[11]
		10.7	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[6]
10.8
Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[6]

Index		Exhibits
	10.9	Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of December 19, 2015[38]
	10.10*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[33]
	10.11*	Form of Fiscal 2017 Director Restricted Stock Agreement (filed herewith).
	10.12*	Form of Split Dollar Insurance Agreement.[11]
	10.13	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[14]
	10.14	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[14]
	10.15*	Form of Severance and Change in Control Agreement effective from and after July 9, 2008 (entered into between the Registrant and Robert J. Regan).[17]
	10.16*	Form of Directors' and Officers' Indemnification Agreement.[18]
	10.17*	Amended and Restated Employment Agreement dated May 31, 2015 between Registrant and David P. Storch.[21]
	10.18*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Romenesko and Sharp).[19]
	10.19*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Mr. Regan).[19]
	10.20*	Form of Policy for Recoupment of Incentive Compensation.[32]
	10.21*	Section 162(m) Annual Cash Incentive Plan.[38]
	10.22*	AAR CORP. 2013 Stock Plan.[38]
	10.23*	AAR CORP. Fiscal 2016 Short-Term Incentive Plan.[37]
	10.24*	Form of Second Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Romenesko, Sharp and Regan).[39]

	Index		Exhibits
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 13, 2016 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		31.2	Section 302 Certification dated July 13, 2016 of Michael J. Sharp, Vice President and Chief Financial Officer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 13, 2016 of David P. Storch, Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 13, 2016 of Michael J. Sharp, Vice President and Chief Financial Officer of Registrant (filed herewith).
101.	Interactive Data File	101
			The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2016 and 2015, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2016, 2015 and 2014 , (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2016, 2015 and 2014 (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2016, 2015 and 2014 , (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2016 and (vi) Notes to Consolidated Financial Statements.**

Notes:

**
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

20
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 27, 2010.

21
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 4, 2015.

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

27
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 11, 2011.

28
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated March 9, 2012.

29
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated March 28, 2014.

30
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 24, 2014.

31
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 10-Q for the quarterly period ended February 28, 2014.

32
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012.

33
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

34
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

35
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2014.

36
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated March 24, 2016.

37
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2015.

38
Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

39
Incorporated by reference to Exhibits to the Current Report on Form 8-K dated October 6, 2015.