Form 10-Q
period 2016-08-31
AAR CORP
filed 2016-09-23
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2016

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

As of August 31, 2016, there were 34,174,313 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2016

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2016 and May 31, 2016

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2016	2016
	(Unaudited)

Current assets:
Cash and cash equivalents	$7.9	$31.2
Accounts receivable, less allowances of $4.8 and $3.9, respectively	238.0	248.3
Inventories	450.9	452.0
Rotable spares and equipment on or available for short-term lease	118.9	118.3
Deposits, prepaids and other	33.7	31.9
Total current assets	849.4	881.7

Property, plant and equipment, net of accumulated depreciation of $447.9 and $437.7, respectively	231.4	238.1

Other assets:
Goodwill	115.5	117.3
Intangible assets, net of accumulated amortization of $26.3 and $26.5, respectively	32.2	35.8
Equipment on or available for long-term lease	96.0	81.1
Investment in joint ventures	14.1	15.0
Other	88.4	87.0
	346.2	336.2
	$1,427.0	$1,456.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2016 and May 31, 2016

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2016	2016
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$7.0	$12.0
Accounts and trade notes payable	154.5	166.3
Accrued liabilities	152.9	163.1
Total current liabilities	314.4	341.4

Long-term debt, less current maturities	142.8	136.1
Deferred tax liabilities	34.0	34.3
Other liabilities and deferred income	77.3	78.4
	254.1	248.8

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,161,322 and 44,867,703 shares at cost, respectively	45.2	44.9
Capital surplus	453.1	451.3
Retained earnings	688.5	681.6
Treasury stock, 10,987,009 and 10,353,153 shares at cost, respectively	(282.7)	(267.6)
Accumulated other comprehensive loss	(45.6)	(44.4)
Total equity	858.5	865.8
	$1,427.0	$1,456.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2016 and 2015

(Unaudited)

(In millions, except share data)

	Three Months Ended
	August 31,
	2016	2015
Sales:
Sales from products	$213.9	$212.0
Sales from services	190.9	174.7
	404.8	386.7
Cost and operating expenses:
Cost of products	179.5	178.2
Cost of services	163.8	154.6
Selling, general and administrative	44.8	40.0
	388.1	372.8
Loss from joint ventures	—	(0.3)
Operating income	16.7	13.6
Loss on extinguishment of debt	—	(0.3)
Interest expense	(1.3)	(2.0)
Interest income	—	0.1
Income from continuing operations before provision for income taxes	15.4	11.4
Provision for income taxes	5.5	4.0
Income from continuing operations	9.9	7.4
Discontinued operations:
Operating loss	(0.6)	(3.7)
Gain from contingent consideration	—	27.7
Provision for income taxes (benefit)	(0.2)	8.5
Income (Loss) from discontinued operations	(0.4)	15.5
Net income	$9.5	$22.9

Earnings per share — basic:
Earnings from continuing operations	$0.29	$0.21
Earnings from discontinued operations	(0.01)	0.44
Earnings per share — basic	$0.28	$0.65

Earnings per share — diluted:
Earnings from continuing operations	$0.29	$0.21
Earnings from discontinued operations	(0.01)	0.44
Earnings per share — diluted	$0.28	$0.65

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2016 and 2015

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2016	2015
Net income	$9.5	$22.9
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments, net of tax of $0.1 and $0.1	(1.5)	0.2
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0.1	0.3	0.2
Other comprehensive income (loss), net of tax	(1.2)	0.4
Comprehensive income	$8.3	$23.3

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2016 and 2015

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2016	2015
Cash flows used in operating activities:
Net income	$9.5	$22.9
Less: (Income) Loss from discontinued operations	0.4	(15.5)
Income from continuing operations	9.9	7.4
Adjustments to reconcile net income to net cash provided from(used in) operating activities:
Depreciation and intangible amortization	12.4	13.2
Amortization of stock-based compensation	2.5	2.0
Amortization of overhaul costs	4.5	4.7
Deferred tax provision (benefit)	(0.9)	(4.0)
Gain on asset disposal	(2.6)	(1.1)
Changes in certain assets and liabilities:
Accounts receivable	9.7	(40.0)
Inventories	3.0	(22.1)
Rotable spares and equipment on or available for short-term lease	(0.7)	(0.7)
Equipment on or available for long-term lease	(17.3)	(4.2)
Accounts and trade notes payable	(8.4)	8.6
Accrued and other liabilities	(5.8)	(24.9)
Other, primarily program and overhaul costs	(6.8)	(3.3)
Net cash used in operating activities — continuing operations	(0.5)	(64.4)
Net cash provided from (used in) operating activities — discontinued operations	(0.6)	0.7
Net cash used in operating activities	(1.1)	(63.7)
Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(9.4)	(15.0)
Proceeds from asset disposals	3.0	6.5
Proceeds from (Investment in) aircraft joint ventures	(0.2)	2.5
Net cash used in investing activities — continuing operations	(6.6)	(6.0)
Net cash provided from investing activities — discontinued operations	—	27.3
Net cash provided from (used in) investing activities	(6.6)	21.3
Cash flows provided from (used in) financing activities:
Short-term borrowings (repayments), net	7.0	55.0
Reduction in long-term borrowings	(5.0)	(30.3)
Cash dividends	(2.6)	(2.6)
Purchase of treasury stock	(14.8)	(7.1)
Other	0.2	1.3
Net cash provided from (used in) financing activities — continuing operations	(15.2)	16.3
Effect of exchange rate changes on cash	(0.4)	0.1
Decrease in cash and cash equivalents	(23.3)	(26.0)
Cash and cash equivalents, beginning of period	31.2	54.7
Cash and cash equivalents, end of period	$7.9	$28.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2016

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2016	$44.9	$451.3	$681.6	$(267.6)	$(44.4)	$865.8
Net income	—	—	9.5	—	—	9.5
Cash dividends	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	0.9	—	0.9	—	1.8
Restricted stock activity	0.3	0.9	—	(1.2)	—	—
Repurchase of shares	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	(1.2)	(1.2)
Balance, August 31, 2016	$45.2	$453.1	$688.5	$(282.7)	$(45.6)	$858.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2016

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The Condensed Consolidated Balance Sheet as of May 31, 2016 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2016, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended August 31, 2016 and 2015, the Condensed Consolidated Statements of Cash Flows for the three month periods ended August 31, 2016 and 2015, and the Condensed Consolidated Statement of Changes in Equity for the three month period ended August 31, 2016.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

August 31, 2016

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

During fiscal 2015, we also announced our intention to sell our Precision Systems Manufacturing (“PSM”) businesses comprised of our metal and composite machined and fabricated parts manufacturing operations.  We recognized impairment charges of $57.5 million during fiscal 2015 to reduce the carrying value of the PSM business’s net assets to their expected value at the time of sale.

During the first quarter of fiscal 2017, we decided to retain our composite manufacturing operations within our Expeditionary Services segment as a product line within our mobility products business.  As a result, we reclassified our composite manufacturing operations into continuing operations for all periods presented.  Also during the first quarter of fiscal 2017, we decided to shut down the metal machining operation which had been available for sale.  The shut down of the metal machining operation was completed prior to the end of the first quarter.

Telair Cargo Group and PSM’s metal machining operation are reported as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented.  No amounts for general corporate overhead or interest expense were allocated to discontinued operations during the three months ended August 31, 2016 and 2015, respectively.

Assets of discontinued operations of $0.9 million and $4.0 million at August 31, 2016 and May 31, 2016, respectively, were classified as Deposits, prepaids, and other on the Condensed Consolidated Balance Sheet.  Liabilities of discontinued operations of $9.3 million and $12.5 million at August 31, 2016 and May 31, 2016, respectively, were classified as Accrued Liabilities on the Condensed Consolidated Balance Sheet.  Operating income from discontinued operations for the three month periods ended August 31, 2016 and 2015 was comprised of the following:

	Three Months Ended
	August 31,
	2016	2015
Sales	$0.6	$2.5
Cost of sales	(1.0)	(5.3)
Selling, general and administrative expenses	(0.2)	(0.9)
Operating loss from discontinued operations	$(0.6)	$(3.7)

Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2016

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

Since 2009, we have served as a subcontractor providing supply chain services and logistics support for the prime contractor on the KC10 Extender Contractor Logistics Support Program (“KC10 Program”).  In February 2016, we submitted our final bid on the new KC10 Program contract, and in June 2016, the U.S. Air Force awarded the contract to a competitor.  Due to the routine transition period of the services to the new provider, we expect to continue to provide KC10 logistics services through late fiscal 2017.  Average annual revenue and gross profit recognized over the last three fiscal years for our KC10 logistics support services was $115.9 million and $7.4 million, respectively.

Included in accounts receivable as of August 31, 2016 and May 31, 2016, are $26.9 million and $29.8 million, respectively, of unbilled accounts receivable related to the KC10 Program.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the KC10 program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

Note 4 — Accounting for Stock-Based Compensation

Restricted Stock

In the three month period ended August 31, 2016, as part of our annual long-term stock incentive compensation, we granted 212,583 shares of performance-based restricted stock and 34,100 shares of time-based restricted stock to eligible employees.  The average grant date fair value per share for these shares was $24.00.  In June 2016, we also granted 50,000 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $24.39.

Expense charged to operations for restricted stock during the three month periods ended August 31, 2016 and 2015 was $1.3 million and $1.2 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

Stock Options

In July 2016, as part of our annual long-term stock incentive compensation, we granted 678,000 stock options to eligible employees at an exercise price of $24.00 and weighted average fair value of $6.50.  The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.0%
Expected volatility of common stock	36.8%
Dividend yield	1.3%
Expected option term in years	4.0

The total intrinsic value of stock options exercised during the three month periods ended August 31, 2016 and 2015 was $0.3 million and $0.8 million, respectively.   Expense charged to operations for stock options during the three month periods ended August 31, 2016 and 2015 was $1.2 million and $0.8 million, respectively.

Note 5 — Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2016	2016
Raw materials and parts	$44.6	$46.3
Work-in-process	22.3	23.4
Aircraft and engine parts, components and finished goods	368.3	366.6
Aircraft held for sale and related support parts	15.7	15.7
	$450.9	$452.0

We had eight aircraft held for sale comprised of five fixed-wing and three rotary-wing aircraft at August 31, 2016 and May 31, 2016.

Note 6 — Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2016	2015
Interest paid	$1.0	$1.2
Income taxes paid	1.5	23.5
Income tax refunds received	1.0	1.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2016	2016

Revolving Credit Facility expiring March 24, 2020 with interest payable monthly	$117.0	$110.0
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	5.0	10.0
Capital lease obligations	4.6	5.1
Total debt	151.6	150.1
Current maturities of debt	(7.0)	(12.0)
Debt issuance costs, net	(1.8)	(2.0)
Long-term debt	$142.8	$136.1

At August 31, 2016, our debt had a fair value that approximates the carrying value.  These debt instruments are classified as Level 3 in the fair value hierarchy which is defined as a fair value determined based upon one or more significant unobservable inputs.

We are subject to a number of covenants under our financing arrangements, including restrictions that relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of our shares and other matters.  We are in compliance with all financial and other covenants under our financing arrangements as of August 31, 2016.

Convertible Notes

During the three-month period ended August 31, 2015, we repurchased $14.4 million of our outstanding 2.25% convertible notes due March 1, 2016 for $14.6 million cash including $0.2 million of accrued interest.  We recognized a $0.3 million loss on the early extinguishment of the notes.  Interest expense on our convertible notes during the three month periods ended August 31, 2016 and 2015 was $0 and $0.9 million, respectively.

Note 8 — Earnings per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and shares issuable upon vesting of restricted stock awards.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three month periods ended August 31, 2016 and 2015 is as follows:

	Three Months Ended
	August 31,
	2016	2015
Basic and Diluted EPS:
Income from continuing operations	$9.9	$7.4
Less income attributable to participating shares	(0.1)	(0.2)
Income from continuing operations attributable to common shareholders	9.8	7.2
Income from discontinued operations attributable to common shareholders	(0.4)	15.5
Net income attributable to common shareholders for earnings per share	$9.4	$22.7

Weighted average common shares outstanding—basic	33.9	34.7
Additional shares from assumed exercise of stock options	0.2	0.4
Weighted average common shares outstanding—diluted	34.1	35.1

Earnings per share — basic:
Earnings from continuing operations	$0.29	$0.21
Earnings (Loss) from discontinued operations	(0.01)	0.44
Earnings per share — basic	$0.28	$0.65

Earnings per share — diluted:
Earnings from continuing operations	$0.29	$0.21
Earnings (Loss) from discontinued operations	(0.01)	0.44
Earnings per share — diluted	$0.28	$0.65

At August 31, 2016 and 2015, respectively, stock options to purchase 2,041,000 shares and 148,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three month periods ended August 31, 2016 and 2015 were as follows:

	Currency Translation Adjustments	Pension Plans	Total
Balance at June 1, 2016	$(1.1)	$(43.3)	$(44.4)
Other comprehensive loss before reclassifications	(1.5)	—	(1.5)
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income (loss)	(1.5)	0.3	(1.2)
Balance at August 31, 2016	$(2.6)	$(43.0)	$(45.6)

Balance at June 1, 2015	$0.9	$(41.3)	$(40.4)
Reclassification within AOCL	(2.0)	2.0	—
Other comprehensive income before reclassifications from AOCL	0.2	—	0.2
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income	0.2	0.2	0.4
Balance at August 31, 2015	$(0.9)	$(39.1)	$(40.0)

Note 10 — Sale of Product Line

During the first quarter of fiscal 2017, we sold certain assets related to our temperature-controlled container product line to Sonoco Protective Solutions, Inc. (“Sonoco”) for $5 million.  The sale price included $3 million paid at closing and $2 million in non-contingent, deferred consideration due over the next two years.  We recognized a gain of $2.6 million on the sale.  In conjunction with the sale, we also entered into a long-term manufacturing agreement to supply temperature-controlled containers to Sonoco over the next three years.

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

The Aviation Services segment consists of businesses that provide spares and maintenance support for aircraft operated by our commercial and government/defense customers.  Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets.  We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications.  The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components.  We also sell and lease used commercial aircraft through joint venture arrangements.  Cost of sales consists principally of the cost of product, direct labor, and overhead.

The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. Department of Defense (“DoD”), foreign governments and non-governmental organizations.  Sales in the Expeditionary Services segment are derived from the delivery of airlift services to mostly government and defense customers and the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force.  We also provide system

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

integration services for specialized command and control systems and composite manufacturing.  Cost of sales consists principally of aircraft maintenance costs, depreciation, the cost of material to manufacture products, direct labor and overhead.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2016.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  Gross profit is calculated by subtracting cost of sales from sales.  The assets and certain expenses related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Selected financial information for each segment is as follows:

	Three Months Ended
	August 31,
	2016	2015
Net sales:
Aviation Services	$334.6	$315.8
Expeditionary Services	70.2	70.9
	$404.8	$386.7

	Three Months Ended
	August 31,
	2016	2015
Gross profit:
Aviation Services	$53.4	$49.9
Expeditionary Services	8.1	4.0
	$61.5	$53.9

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes.

	Three Months Ended
	August 31,
	2016	2015
Segment gross profit	$61.5	$53.9
Selling, general and administrative	(44.8)	(40.0)
Loss from joint ventures	—	(0.3)
Loss on extinguishment of debt	—	(0.3)
Interest expense	(1.3)	(2.0)
Interest income	—	0.1
Income from continuing operations before provision for income taxes	$15.4	$11.4

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12 — Legal Proceedings

We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

DynCorp International LLC v. AAR Airlift Group, Inc.

On November 5, 2015, AAR Airlift Group, Inc.  (“AAR Airlift”), a wholly-owned subsidiary of AAR CORP. filed a motion to dismiss a First Amended Complaint filed by DynCorp International LLC (“DynCorp”) alleging that AAR Airlift misappropriated DynCorp’s trade secrets in connection with the submission of proposals pursuant to the solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of the Global Aviation Support Services (“GASS”) program which was subsequently awarded to AAR Airlift on September 1, 2016.

On January 14, 2016, the Court granted AAR Airlift’s motion to dismiss the First Amended Complaint.  On February 2, 2016, DynCorp filed an appeal to the United States Court of Appeals for the Eleventh Circuit with respect to the Court’s order on the motion to dismiss and other orders issued by the Court in this case.  DynCorp’s appeal is still pending.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions)

General Overview

We report our activities in two business segments:  Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of airlift and mobility activities.

The Aviation Services segment consists of businesses that provide spares and maintenance support for aircraft operated by our commercial and government/defense customers.  Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets.  We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications.  The segment also includes maintenance, repair and overhaul (“MRO”) of aircraft, landing gear and components.  We also sell and lease used commercial aircraft through joint venture arrangements.  Cost of sales consists principally of the cost of product, direct labor, and overhead.

The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. Department of Defense (“DoD”), foreign governments and non-governmental organizations.  Sales in the Expeditionary Services segment are derived from the delivery of airlift services to mostly government and defense customers and the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force.  We also provide system integration services for specialized command and control systems and composite manufacturing.  Cost of sales consists principally of aircraft maintenance costs, depreciation, the cost of material to manufacture products, direct labor and overhead.

In fiscal 2016, our Aviation Services segment succeeded in expanding customer relationships in distribution and securing new program work with multiple international carriers as well as supporting our government customers MRO and supply chain requirements.  The commercial aviation markets we serve continue to be healthy as many major airline customers are experiencing strong passenger traffic with industry-wide load factors at historic highs.  Favorable operating conditions driven by low fuel costs have allowed operators to maintain profitability.

In our Expeditionary Services segment, we completed the successful start-up of our new contract with the U.K. Ministry of Defense providing search and rescue services in the Falkland Islands in fiscal 2016.  The government markets we serve in this segment in support of troop movements and related activities continue to be weak.

On September 1, 2016, the Department of State awarded us the contract for INL Global Aviation Support Services (“GASS”) which will leverage our capabilities in aviation services including flight operations, supply chain logistics, and other services.  The potential duration of this contract is eleven years, including a six month phase-in, a base year plus two options, up to seven award term option years and a six month phase-out.  The GASS contract ceiling, to include all related task orders is $10 billion.  The incumbent contractor filed a protest on September 11, 2016 and we expect a final decision on the protest no later than December 21, 2016.

We remain in a strong financial position to further execute on our strategy as a best in class aviation and expeditionary services company.  Our cash on hand plus unused capacity on our Revolving Credit Facility was $376.9 million at August 31, 2016.  We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.

Telair Cargo Group and PSM’s metal machining operation have been reported as discontinued operations for all periods presented.  During the first quarter of fiscal 2017, we decided to retain our composite manufacturing operations within our Expeditionary Services segment.  As a result, we reclassified our composite manufacturing operations as a continuing operation for all periods presented.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2016.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  Gross profit is calculated by subtracting cost of sales from sales.  The assets and certain expenses related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Results of Operations

Three Month Period Ended August 31, 2016

Sales and gross profit for our two business segments for the quarters ended August 31, 2016 and 2015 were as follows:

	Three Months Ended August 31,
	2016	2015	% Change
Sales:
Aviation Services
Commercial	$235.5	$226.7	3.9%
Government and defense	99.1	89.1	11.2%
	$334.6	$315.8	6.0%
Expeditionary Services
Commercial	$13.3	$10.4	27.9%
Government and defense	56.9	60.5	(6.0)%
	$70.2	$70.9	(1.0)%

	Three Months Ended August 31,
	2016	2015	% Change
Gross Profit:
Aviation Services
Commercial	$37.6	$34.6	8.7%
Government and defense	15.8	15.3	3.3%
	$53.4	$49.9	7.0%
Expeditionary Services
Commercial	$1.3	$(0.3)	533.3%
Government and defense	6.8	4.3	58.1%
	$8.1	$4.0	102.5%

Aviation Services Segment

Sales in the Aviation Services segment increased $18.8 million or 6.0% over the prior year period due to a $10.0 million or 11.2% increase in sales to government and defense customers.  The increase in sales to government and defense customers was attributable to higher volumes in programs of $18.1 million primarily related to new contract awards supporting the U.S. Navy’s C-40A and the Afghan Air Force’s C-130 fleets as well as increased volume for the KC10 program.

During the first quarter of fiscal 2017, sales in this segment to commercial customers increased $8.8 million or 3.9% over the prior year period.  The increase was primarily due to improved demand in aftermarket parts trading of $6.4 million and higher volumes in distribution which increased $7.3 million.  The increased sales in  distribution was largely driven by the continued ramp up of new contracts including a new consumable and expendable distribution contract announced in the second half of fiscal 2014.  These increases were offset by lower MRO sales of $7.1 million driven by the transition of our Lake Charles facility to a more limited operation.

Cost of sales in Aviation Services increased $15.3 million or 5.8% over the prior year period which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $3.5 million or 7.0% over the prior year period.  Gross profit on sales to commercial customers increased $3.0 million or 8.7% over the prior year with the increased volumes in aftermarket parts trading and distribution discussed above contributing the majority of the increase.  Gross profit margin on sales to commercial customers increased from 15.3% to 16.0% primarily due to these increased volumes.

Gross profit on sales to government and defense customers increased $0.5 million or 3.3% over the prior year period primarily driven by the sales growth from new programs discussed above.  The gross profit margin on sales to government and defense customers decreased from 17.2% to 15.9% primarily as a result of the mix of products and services sold.

Expeditionary Services Segment

Sales in the Expeditionary Services segment remained relatively consistent with the prior year period as sales only decreased by $0.7 million or 1.0%.  Contract positions for our expeditionary airlift services remained stable as new contract positions in the Falkland Islands and Afghanistan were offset by the expiration of other contract positions.

Gross profit in the Expeditionary Services segment increased $4.1 million or 102.5% over the prior period.  During the first quarter of fiscal 2017, we sold certain assets related to our temperature-controlled container product line to Sonoco Protective Solutions, Inc. which resulted in a gain of $2.5 million.  Improved profitability for mobility products, which includes the composite manufacturing product line previously classified as a discontinued operation, also contributed to the increased gross profit in Expeditionary Services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.8 million in fiscal 2017 reflecting increased investments in business development activities and severance costs of $0.7 million.

Interest Expense

Interest expense decreased $0.7 million in fiscal 2017 from the prior year period primarily as a result of the retirement of our remaining convertible notes during fiscal 2016.

Income Taxes

Our effective income tax rate for continuing operations was 35.7% for the three month period ended August 31, 2016 compared to 35.1% in the prior year period.

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

At August 31, 2016, our liquidity and capital resources included cash of $7.9 million and working capital of $535.0 million.

We maintain a Revolving Credit Facility with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders which provides the Company an aggregate revolving credit commitment amount of $500 million.   The Company, under certain circumstances, may request an increase to the revolving credit commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.  The Revolving Credit Facility matures on March 24, 2020.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at August 31, 2016 were $117.0 million and there were approximately $14.0 million of outstanding letters of credit, which reduced the availability of this facility to $369.0 million.  There are no other terms or covenants limiting the availability of this facility.  We also had $9.7 million available under foreign lines of credit at August 31, 2016.

We intend to retire current maturities due in the next twelve months through a combination of cash on hand and borrowings under our Revolving Credit Facility.

At August 31, 2016, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $0.5 million in the three month period ended August 31, 2016 compared to cash used of $64.4 million in the prior year period.  The improvement from the prior period of $63.9 million was primarily attributable to decreases in both accounts receivable and inventory over the prior period.

The use of cash of $0.5 million in the three month period ended August 31, 2016 was primarily due to an increase in equipment on or available for short-term lease of $17.3 million to support new government program awards such as the U.S. Navy’s C-40A fleet as well as new power-by-the-hour contract wins in Europe.

Cash Flows from Investing Activities

Net cash used in investing activities—continuing operations was $6.6 million during the three month period ended August 31, 2016 compared to a use of cash of $6.0 million in the prior year period.  The additional cash used of $0.6 million from the prior period was primarily attributable to fewer proceeds received in fiscal 2017 from asset disposals and aircraft joint ventures compared to the prior year period.

Net cash provided from investing activities—discontinued operations was $27.3 million during the three month period ended August 31, 2015 which included $28.3 of proceeds from contingent consideration from our sale of Telair Cargo Group.

Cash Flows from Financing Activities

Net cash used in financing activities—continuing operations was $15.2 million during the three month period ended August 31, 2016 compared to cash provided of $16.3 million in the prior year period.  The additional cash used of $31.5 million was primarily attributable to decreased net borrowings in the three month period ended August 31, 2016 partially offset by higher treasury stock purchases in fiscal 2017 of $7.7 million compared to the prior year period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2017.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2016.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2016.  There were no significant changes during the quarter ended August 31, 2016.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2016, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2016.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table provides information about purchases we made during the quarter ended August 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
6/1/2016 – 6/30/2016	—	—	—
7/1/2016 – 7/31/2016	275,076	23.89	275,076
8/1/2016 – 8/31/2016	344,308	23.98	344,308
Total	619,384	$23.94	619,384	$67,858,637

(1) On March 16, 2015, we announced a Board of Directors authorization to purchase up to $250 million of our common stock with no expiration date.

Item 6 — Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	September 23, 2016	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice Chairman and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

10.	Material Contracts	10.1*	AAR CORP. Fiscal 2017 Short-Term Incentive Plan (filed herewith).

		10.2*	AAR CORP. Fiscal 2017 Non-Qualified Stock Option Agreement (filed herewith).

		10.3*	AAR CORP. Fiscal 2017 Restricted Stock Agreement (filed herewith).

		10.4*	AAR CORP. Fiscal 2017 Performance Restricted Stock Agreement (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 23, 2016 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 23, 2016 of Timothy J. Romenesko, Vice Chairman and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 23, 2016 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 23, 2016 of Timothy J. Romenesko, Vice Chairman and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2016 and May 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended August 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2016 and 2015, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2016 and 2015, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended August 31, 2016 and (vi) Notes to Condensed Consolidated Financial Statements.**

*                 Management contracts and compensatory arrangements.

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