Form 10-Q
period 2016-11-30
AAR CORP
filed 2016-12-22
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2016

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

Yes  ☐  No  ☒

As of November 30, 2016, there were 34,329,044 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2016

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2016 and May 31, 2016

(In millions, except share data)

ASSETS

	November 30,	May 31,
	2016	2016
	(Unaudited)

Current assets:
Cash and cash equivalents	$23.0	$31.2
Accounts receivable, less allowances of $5.0 and $3.9, respectively	276.5	248.3
Inventories	459.5	452.0
Rotable spares and equipment on or available for short-term lease	113.1	118.3
Deposits, prepaids and other	29.7	31.9
Total current assets	901.8	881.7

Property, plant and equipment, net of accumulated depreciation of $423.1 and $437.7, respectively	213.9	238.1

Other assets:
Goodwill	114.7	117.3
Intangible assets, net of accumulated amortization of $27.4 and $26.5, respectively	31.7	35.8
Equipment on or available for long-term lease	124.0	81.1
Investment in joint ventures	14.4	15.0
Other	86.1	87.0
	370.9	336.2
	$1,486.6	$1,456.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2016 and May 31, 2016

(In millions, except share data)

LIABILITIES AND EQUITY

	November 30,	May 31,
	2016	2016
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$7.0	$12.0
Accounts and trade notes payable	179.5	166.3
Accrued liabilities	164.4	163.1
Total current liabilities	350.9	341.4

Long-term debt, less current maturities	154.1	136.1
Deferred tax liabilities	28.3	34.3
Other liabilities and deferred income	80.9	78.4
	263.3	248.8

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,169,677 and 44,867,703 shares at cost, respectively	45.2	44.9
Capital surplus	454.7	451.3
Retained earnings	698.0	681.6
Treasury stock, 10,840,633 and 10,353,153 shares at cost, respectively	(279.0)	(267.6)
Accumulated other comprehensive loss	(46.5)	(44.4)
Total equity	872.4	865.8
	$1,486.6	$1,456.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Six Months Ended November 30, 2016 and 2015

(Unaudited)

(In millions, except share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Sales:
Sales from products	$231.3	$244.1	$445.2	$456.1
Sales from services	192.5	187.4	383.4	362.1
	423.8	431.5	828.6	818.2
Cost and operating expenses:
Cost of products	197.3	208.2	376.8	386.4
Cost of services	160.3	164.2	324.1	318.8
Selling, general and administrative	46.3	43.1	91.1	83.1
	403.9	415.5	792.0	788.3
Loss from joint ventures	—	(0.1)	—	(0.4)
Operating income	19.9	15.9	36.6	29.5
Loss on extinguishment of debt	—	(0.1)	—	(0.4)
Interest expense	(1.2)	(1.5)	(2.5)	(3.5)
Interest income	0.1	—	0.1	0.1
Income from continuing operations before provision for income taxes	18.8	14.3	34.2	25.7
Provision for income taxes	6.7	5.1	12.2	9.1
Income from continuing operations	12.1	9.2	22.0	16.6
Discontinued operations:
Operating loss	—	(2.3)	(0.6)	(6.0)
Gain from contingent consideration	—	—	—	27.7
Provision for income taxes (benefit)	—	(1.1)	(0.2)	7.4
Income (Loss) from discontinued operations	—	(1.2)	(0.4)	14.3
Net income	$12.1	$8.0	$21.6	$30.9

Earnings per share — basic:
Earnings from continuing operations	$0.35	$0.26	$0.64	$0.47
Earnings (Loss) from discontinued operations	—	(0.03)	(0.01)	0.42
Earnings per share — basic	$0.35	$0.23	$0.63	$0.89

Earnings per share — diluted:
Earnings from continuing operations	$0.35	$0.26	$0.64	$0.47
Earnings (Loss) from discontinued operations	—	(0.03)	(0.01)	0.42
Earnings per share — diluted	$0.35	$0.23	$0.63	$0.89

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2016 and 2015

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Net income	$12.1	$8.0	$21.6	$30.9
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments	(1.1)	0.8	(2.6)	1.0
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.2 and $0.1 for the three months ended November 30, 2016 and 2015, respectively, and $0.3 and $0.2 for the six months ended November 30, 2016 and 2015, respectively	0.2	0.3	0.5	0.5
Other comprehensive income (loss), net of tax	(0.9)	1.1	(2.1)	1.5
Comprehensive income	$11.2	$9.1	$19.5	$32.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2016 and 2015

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2016	2015
Cash flows provided from (used in) operating activities:
Net income	$21.6	$30.9
Less: (Income) Loss from discontinued operations	0.4	(14.3)
Income from continuing operations	22.0	16.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible amortization	24.3	25.7
Amortization of stock-based compensation	4.9	3.9
Amortization of overhaul costs	10.6	9.9
Deferred tax provision (benefit)	(1.7)	(2.0)
Gain on sale of product line	(2.6)	—
Changes in certain assets and liabilities:
Accounts receivable	(29.7)	(22.5)
Inventories	(6.0)	(24.6)
Rotable spares and equipment on or available for short-term lease	5.1	(4.9)
Equipment on or available for long-term lease	(47.9)	(5.1)
Accounts and trade notes payable	16.7	10.6
Accrued and other liabilities	7.3	(13.1)
Other, primarily program and overhaul costs	(3.3)	(8.4)
Net cash used in operating activities — continuing operations	(0.3)	(13.9)
Net cash used in operating activities — discontinued operations	(0.9)	(2.0)
Net cash used in operating activities	(1.2)	(15.9)
Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(18.9)	(30.8)
Proceeds from asset disposals	18.0	6.5
Proceeds from sale-leaseback	—	19.2
Other	(2.8)	1.0
Net cash used in investing activities — continuing operations	(3.7)	(4.1)
Net cash provided from investing activities — discontinued operations	—	27.3
Net cash provided from (used in) investing activities	(3.7)	23.2
Cash flows provided from (used in) financing activities:
Short-term borrowings (repayments), net	19.0	55.0
Reduction in long-term borrowings	(5.0)	(39.9)
Cash dividends	(5.2)	(5.2)
Purchase of treasury stock	(14.8)	(10.1)
Stock option exercises	3.9	1.5
Other	(0.7)	(0.4)
Net cash provided from (used in) financing activities — continuing operations	(2.8)	0.9
Effect of exchange rate changes on cash	(0.5)	(0.1)
Increase (Decrease) in cash and cash equivalents	(8.2)	8.1
Cash and cash equivalents, beginning of period	31.2	54.7
Cash and cash equivalents, end of period	$23.0	$62.8

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended November 30, 2016

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2016	$44.9	$451.3	$681.6	$(267.6)	$(44.4)	$865.8
Net income	—	—	21.6	—	—	21.6
Cash dividends	—	—	(5.2)	—	—	(5.2)
Stock option activity	—	1.2	—	4.6	—	5.8
Restricted stock activity	0.3	2.2	—	(1.2)	—	1.3
Repurchase of shares	—	—	—	(14.8)	—	(14.8)
Other comprehensive loss, net of tax	—	—	—	—	(2.1)	(2.1)
Balance, November 30, 2016	$45.2	$454.7	$698.0	$(279.0)	$(46.5)	$872.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2016

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2016, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three- and six-month periods ended November 30, 2016 and 2015, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2016 and 2015, and the Condensed Consolidated Statement of Changes in Equity for the six-month period ended November 30, 2016.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance.  This ASU will also supersede certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year which will make the new standard effective for us beginning June 1, 2018.  The ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

November 30, 2016

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

During the first quarter of fiscal 2017, we decided to retain our composite manufacturing operations within our Expeditionary Services segment as a product line within our mobility products business.  As a result, we reclassified our composite manufacturing operations into continuing operations for all periods presented.  Also during the first quarter of fiscal 2017, we decided to shut down the metal machining operation which had been available for sale.  The shutdown of the metal machining operation was completed prior to the end of the first quarter.

Telair Cargo Group and PSM’s metal machining operation are reported as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented.  No amounts for general corporate overhead or interest expense were allocated to discontinued operations during the periods presented.

Assets of discontinued operations of $0 million and $4.0 million at November 30, 2016 and May 31, 2016, respectively, were classified as Deposits, prepaids, and other on the Condensed Consolidated Balance Sheet.  Liabilities of discontinued operations of $8.2 million and $12.5 million at November 30, 2016 and May 31, 2016, respectively, were classified as Accrued Liabilities on the Condensed Consolidated Balance Sheet.  Operating income from discontinued operations for the three and six month periods ended November 30, 2016 and 2015 was comprised of the following:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Sales	$—	$2.6	$0.6	$5.1
Cost of sales	—	(3.9)	(1.0)	(9.2)
Selling, general and administrative expenses	—	(1.0)	(0.2)	(1.9)
Operating loss from discontinued operations	$—	$(2.3)	$(0.6)	$(6.0)

Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2016

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

In June 2016, the U.S. Air Force awarded the KC10 Extender Contractor Logistics Support Program (“KC10 Program”) to a competitor.  Due to the routine transition period of the services to the new provider, we will continue to provide KC10 Program logistics services up to January 2017 at which point we expect diminished services will continue for an unspecified period of time.  Fiscal 2016 revenue and gross profit for the KC10 Program was $148.1 million and $16.0 million, respectively, while average annual revenue and gross profit recognized over the last three fiscal years was $115.9 million and $7.4 million, respectively.

Included in accounts receivable as of November 30, 2016 and May 31, 2016, are $20.2 million and $29.8 million, respectively, of unbilled accounts receivable related to the KC10 Program.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the KC10 Program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

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

Expense charged to operations for restricted stock during the three month periods ended November 30, 2016 and 2015 was $1.3 million and $1.0 million, respectively, and $2.6 million and $2.2 million during the six month periods ended November 30, 2016 and 2015, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

Stock Options

The total intrinsic value of stock options exercised during the six month periods ended November 30, 2016 and 2015 was $2.6 million and $0.9 million, respectively.   Expense charged to operations for stock options during the three month periods ended November 30, 2016 and 2015 was $1.1 million and $0.9 million, respectively, and $2.3 million and $1.7 million during the six month periods ended November 30, 2016 and 2015, respectively.

Note 5 — Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2016	2016
Raw materials and parts	$45.1	$46.3
Work-in-process	25.0	23.4
Aircraft and engine parts, components and finished goods	373.9	366.6
Aircraft held for sale and related support parts	15.5	15.7
	$459.5	$452.0

We had eight aircraft held for sale comprised of five fixed-wing and three rotary-wing aircraft at November 30, 2016 and May 31, 2016.

Note 6 — Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2016	2015
Interest paid	$2.0	$2.5
Income taxes paid	2.2	24.0
Income tax refunds received	1.0	1.3

Note 7 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2016	2016

Revolving Credit Facility expiring November 1, 2021 with interest payable monthly	$129.0	$110.0
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	5.0	10.0
Capital lease obligations	4.3	5.1
Total debt	163.3	150.1
Current maturities of debt	(7.0)	(12.0)
Debt issuance costs, net	(2.2)	(2.0)
Long-term debt	$154.1	$136.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

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

On November 1, 2016, we entered into an amendment to our Revolving Credit Facility which extended the maturity of the Revolving Credit Facility to November 1, 2021, eliminated the covenant condition of no material adverse effects for credit extensions and modified certain other provisions.

We are subject to a number of covenants under our financing arrangements, including restrictions that relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of our shares and other matters.  We are in compliance with all financial and other covenants under our financing arrangements as of November 30, 2016.

At November 30, 2016, our debt had a fair value that approximates the carrying value.  These debt instruments are classified as Level 3 in the fair value hierarchy which is defined as a fair value determined based upon one or more significant unobservable inputs.

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

November 30, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three and six month periods ended November 30, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Basic and Diluted EPS:
Income from continuing operations	$12.1	$9.2	$22.0	$16.6
Less income attributable to participating shares	(0.1)	(0.1)	(0.2)	(0.2)
Income from continuing operations attributable to common shareholders	12.0	9.1	21.8	16.4
Income (Loss) from discontinued operations attributable to common shareholders	—	(1.2)	(0.4)	14.3
Net income attributable to common shareholders for earnings per share	$12.0	$7.9	$21.4	$30.7

Weighted Average Shares:
Weighted average common shares outstanding — basic	33.7	34.4	33.9	34.6
Additional shares from the assumed exercise of stock options	0.4	0.2	0.3	0.3
Weighted average common shares outstanding — diluted	34.1	34.6	34.2	34.9

Earnings per share — basic:
Earnings from continuing operations	$0.35	$0.26	$0.64	$0.47
Earnings (Loss) from discontinued operations	—	(0.03)	(0.01)	0.42
Earnings per share — basic	$0.35	$0.23	$0.63	$0.89

Earnings per share — diluted:
Earnings from continuing operations	$0.35	$0.26	$0.64	$0.47
Earnings (Loss) from discontinued operations	—	(0.03)	(0.01)	0.42
Earnings per share — diluted	$0.35	$0.23	$0.63	$0.89

At November 30, 2016 and 2015, respectively, stock options to purchase 42,000 shares and 181,247 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim periods then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three and six month periods ended November 30, 2016 and 2015 were as follows:

	Currency Translation Adjustments	Pension Plans	Total
Balance at September 1, 2016	$(2.6)	$(43.0)	$(45.6)
Other comprehensive loss before reclassifications	(1.1)	—	(1.1)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(1.1)	0.2	(0.9)
Balance at November 30, 2016	$(3.7)	$(42.8)	$(46.5)

Balance at September 1, 2015	$(0.9)	$(39.1)	$(40.0)
Other comprehensive income before reclassifications	0.8	—	0.8
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	0.8	0.3	1.1
Balance at November 30, 2015	$(0.1)	$(38.8)	$(38.9)

	Currency Translation Adjustments	Pension Plans	Total
Balance at June 1, 2016	$(1.1)	$(43.3)	$(44.4)
Other comprehensive loss before reclassifications from AOCL	(2.6)	—	(2.6)
Amounts reclassified from AOCL	—	0.5	0.5
Total other comprehensive income (loss)	(2.6)	0.5	(2.1)
Balance at November 30, 2016	$(3.7)	$(42.8)	$(46.5)

Balance at June 1, 2015	$0.9	$(41.3)	$(40.4)
Reclassification within AOCL	(2.0)	2.0	—
Other comprehensive income before reclassifications	1.0	—	1.0
Amounts reclassified from AOCL	—	0.5	0.5
Total other comprehensive income	1.0	0.5	1.5
Balance at November 30, 2015	$(0.1)	$(38.8)	$(38.9)

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

November 30, 2016

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

Selected financial information for each segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Sales:
Aviation Services	$346.7	$359.6	$681.3	$675.4
Expeditionary Services	77.1	71.9	147.3	142.8
	$423.8	$431.5	$828.6	$818.2

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Gross profit:
Aviation Services	$56.0	$58.2	$109.4	$108.1
Expeditionary Services	10.2	0.9	18.3	4.9
	$66.2	$59.1	$127.7	$113.0

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2016

(Unaudited)

(Dollars in millions, except per share amounts)

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Segment gross profit	$66.2	$59.1	$127.7	$113.0
Selling, general and administrative	(46.3)	(43.1)	(91.1)	(83.1)
Loss from joint ventures	—	(0.1)	—	(0.4)
Loss on extinguishment of debt	—	(0.1)	—	(0.4)
Interest expense	(1.2)	(1.5)	(2.5)	(3.5)
Interest income	0.1	—	0.1	0.1
Income before provision for income taxes	$18.8	$14.3	$34.2	$25.7

Note 12 — Legal Proceedings

We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

DynCorp International LLC v. AAR Airlift Group, Inc.

On November 5, 2015, AAR Airlift Group, Inc.  (“AAR Airlift”), a wholly-owned subsidiary of AAR CORP. filed with the United States District Court for the Middle District of Florida (the “Court”) a motion to dismiss a First Amended Complaint filed by DynCorp International LLC (“DynCorp”) alleging that AAR Airlift misappropriated DynCorp’s trade secrets in connection with the submission of proposals pursuant to the solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of the Global Aviation Support Services (“GASS”) program which was subsequently awarded to AAR Airlift on September 1, 2016.

On January 14, 2016, the Court granted AAR Airlift’s motion to dismiss the First Amended Complaint.  On February 2, 2016, DynCorp filed an appeal to the United States Court of Appeals for the Eleventh Circuit (the “Court of Appeals”) with respect to the Court’s order on the motion to dismiss and other orders issued by the Court in this case.

On November 21, 2016, the Court of Appeals reversed the Court’s dismissal of the First Amended Complaint and remanded the case to the Court for further proceedings. The parties have jointly asked the Court to hold a pre-trial conference in the first quarter of 2017 for the purpose of establishing a discovery schedule and addressing other pre-trial matters. AAR Airlift will continue to defend itself vigorously against DynCorp’s lawsuit, which it believes it entirely without merit.

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

In fiscal 2016, our Aviation Services segment succeeded in expanding customer relationships in distribution and securing new program work with multiple international carriers as well as supporting our government customers’ MRO and supply chain requirements.  The commercial aviation markets we serve continue to be healthy as many major airlines customers are experiencing strong passenger traffic.

To further expand our Aviation Services segment revenues in fiscal 2017, we have continued our focus on growth with commercial airline customers through securing additional flight hour component inventory management and repair programs.  During fiscal 2017, our investment in business development has been successful as we have been awarded new contracts from many commercial operators including South African Airways, Air New Zealand, flydubai, CommutAir, Small Planet Airlines, Enter Air, and SaudiGulf.  During the second quarter of fiscal 2017, we invested $31 million in rotable assets to support these programs.  With the routine ramp-up of these programs, we expect revenue and income on these contract awards to begin in the second half of fiscal 2017.

In our Expeditionary Services segment, we completed the successful start-up of our new contract with the U.K. Ministry of Defence providing search and rescue services in the Falkland Islands in fiscal 2016.  The government markets we serve in this segment in support of troop movements and related activities continue to be weak.

On September 1, 2016, the Department of State awarded AAR Airlift Group, Inc. the contract for INL Global Aviation Support Services (“GASS”) which will leverage our capabilities in aviation services including flight operations, supply chain logistics, and other services.  The potential duration of this contract is eleven years, including a six month phase-in, a base year plus two options, up to seven award term option years and a six month phase-out.  The GASS contract ceiling, to include all related task orders is $10 billion.  The incumbent contractor filed a protest which was denied by the United States Government Accountability Office.

We remain in a strong financial position to further execute on our strategy as a best in class aviation and expeditionary services company.  Our cash on hand plus unused capacity on our Revolving Credit Facility was $380 million at November 30, 2016.  We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.

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

Results of Operations

Sales and gross profit for our two business segments for the three- and six months ended November 30, 2016 and 2015 were as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
	2016	2015	% Change	2016	2015	% Change
Sales:
Aviation Services
Commercial	$253.2	$249.9	1.3%	$488.7	$476.6	2.5%
Defense	93.5	109.7	(14.8)%	192.6	198.8	(3.1)%
	$346.7	$359.6	(3.6)%	$681.3	$675.4	0.9%
Expeditionary Services
Commercial	$16.5	$9.9	66.7%	$29.8	$20.3	46.8%
Defense	60.6	62.0	(2.3)%	117.5	122.5	(4.1)%
	$77.1	$71.9	7.2%	$147.3	$142.8	3.2%

	Three Months Ended November 30,			Six Months Ended November 30,
	2016	2015	% Change	2016	2015	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$42.3	$40.8	3.7%	$79.9	$75.4	6.0%
Defense	13.7	17.4	(21.3)%	29.5	32.7	(9.8)%
	$56.0	$58.2	(3.8)%	$109.4	$108.1	1.2%
Expeditionary Services
Commercial	$3.1	$—	nm	$4.4	$(0.3)	nm
Defense	7.1	0.9	nm	13.9	5.2	167.3%
	$10.2	$0.9	nm	$18.3	$4.9	273.5%

nm — Percentage change is not meaningful.

Three-Month Period Ended November 30, 2016

Aviation Services Segment

Sales in the Aviation Services segment decreased $12.9 million or 3.6% from the prior year period principally due to a $16.2 million or 14.8% decrease in sales to government and defense customers.  The decrease in sales to government and defense customers was primarily attributable to lower volumes in distribution of $12.0 million.  In addition, logistics services under our KC10 Program are transitioning to a new provider over the remainder of fiscal 2017 which resulted in decreased sales of $9.2 million from the prior year.

During the second quarter of fiscal 2017, sales in this segment to commercial customers increased $3.3 million or 1.3% over the prior year period.  The increase was primarily due to higher demand in aftermarket parts trading of $12.5 million.  This increase was largely offset by lower sales at our Lake Charles facility as it transitioned from a more comprehensive MRO facility to a limited operation providing only painting services.

Cost of sales in Aviation Services decreased $10.7 million or 3.6% over the prior year period which was consistent with the sales decrease discussed above.  Gross profit in the Aviation Services segment decreased $2.2 million or 3.8% from the prior year period.  Gross profit on sales to government and defense customers decreased $3.7 million or 21.3% from the prior year with gross profit margin decreasing from 15.9% to 14.7%.  These decreases were driven by the lower sales volume in distribution and the KC10 Program.

Gross profit on sales to commercial customers increased $1.5 million or 3.7% over the prior year period primarily driven by the higher volumes in aftermarket parts trading.  The gross profit margin on sales to commercial customers increased from 16.3% to 16.7% primarily due to improved margins in distribution.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $5.2 million or 7.2% over the prior year period primarily attributable to the sale of four aircraft and related parts in expeditionary airlift services.  The aircraft and other assets sold were previously used on our contract providing vertical replenishment services in the Western Pacific and Indian Oceans which expired on November 30, 2016.

Gross profit in the Expeditionary Services segment increased $9.3 million with expeditionary airlift services comprising $5.8 million of the increase.  Improved profitability for mobility products, which includes the composite manufacturing product line previously classified as a discontinued operation, also contributed to the increased gross profit in Expeditionary Services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.2 million in fiscal 2017 reflecting increased investments in business development activities.

Interest Expense

Interest expense decreased $0.3 million in fiscal 2017 compared to the prior year period primarily as a result of the retirement of our remaining convertible notes in fiscal 2016.

Income Taxes

Our effective income tax rate for continuing operations was 35.6% for the three month period ended November 30, 2016 compared to 35.7% in the prior year period.

Six-Month Period Ended November 30, 2016

Aviation Services Segment

For the six-month period ended November 30, 2016, sales in the Aviation Services segment increased $5.9 million or 0.9% over the prior year period primarily attributable to a $12.1 million or 2.5% increase in sales to commercial customers.  The increase in sales to commercial customers was primarily attributable to improved demand in aftermarket parts trading of $18.9 million and higher volumes in distribution of $10.3 million over the prior year period largely from the continued ramp up of new contracts.  These increases were partially offset by lower sales of $19.0 million at our Lake Charles facility from its transition to a more limited operation.

Sales in this segment to government and defense customers decreased $6.2 million or 3.1% from the prior year primarily due to lower sales of $17.5 million in distribution.  This was partially offset by higher volumes in programs of $10.6 million primarily related to new contract awards supporting the U.S. Navy’s C-40A and the Afghan Air Force’s C-130 fleets.

Cost of sales in Aviation Services increased $4.6 million or 0.8% over the prior year period which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $1.3 million or 1.2%.  Gross profit in this segment on sales to commercial customers increased $4.5 million or 6.0% over the prior year with the increased volumes in aftermarket parts trading and distribution discussed above contributing the majority of the increase.  Gross profit margin on sales to commercial customers increased from 15.8% to 16.3% primarily due to these increased volumes.

Gross profit on sales to government and defense customers decreased $3.2 million or 9.8% from the prior year with lower volumes in distribution contributing the majority of the decrease.  Gross profit margin on sales to government and defense customers decreased from 16.4% to 15.3% primarily due to the mix of services provided in programs, including within the KC10 Program.

Expeditionary Services Segment

For the six month period ended November 30, 2016, sales in the Expeditionary Services segment increased $4.5 million or 3.2% over the prior year period.  The increase in sales was driven by the aircraft and parts sales discussed above.  Contract positions for our expeditionary airlift services remained stable during the six month periods as new contract positions in the Falkland Islands and Afghanistan were offset by the expiration of other contract positions.

Gross profit in the Expeditionary Services segment increased $13.4 million with improved profitability for mobility products contributing the majority of the increased gross profit in Expeditionary Services.  During the first quarter of fiscal 2017, we sold certain assets related to our temperature-controlled container product line to Sonoco Protective Solutions, Inc. which resulted in a gain of $2.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.0 million in fiscal 2017 primarily attributable to additional investments in business development activities.

Interest Expense

Interest expense decreased $1.0 million in fiscal 2017 compared to the prior year period primarily as a result of the retirement of our remaining convertible notes in fiscal 2016.

Income Taxes

Our effective income tax rate for continuing operations was 35.7% for the six month period ended November 30, 2016 compared to 35.4% in the prior year period.

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

At November 30, 2016, our liquidity and capital resources included cash of $23.0 million and working capital of $550.9 million.

We maintain a Revolving Credit Facility with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders, which provides the Company an aggregate revolving credit commitment amount of $500 million.   The Company, under certain circumstances, may request an increase to the revolving credit commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.

On November 1, 2016, we entered into an amendment to our Revolving Credit Facility which extended the maturity of the Revolving Credit Facility to November 1, 2021, eliminated the covenant condition of no material adverse effects for credit extensions, and modified certain other provisions.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at November 30, 2016 were $129.0 million and there were approximately $14.0 million of outstanding letters of credit, which reduced the availability of this facility to $357.0 million.  There are no other terms or covenants limiting the availability of this facility.  We also had $9.3 million available under foreign lines of credit at November 30, 2016.

We intend to retire current maturities due in the next twelve months through a combination of cash on hand and borrowings under our Revolving Credit Facility.

At November 30, 2016, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $0.3 million in the six month period ended November 30, 2016 compared to cash used of $13.9 million in the prior year period.  The improvement from the prior period of $13.6 million was primarily attributable to decreases in inventories and accrued and other liabilities.

The use of cash of $0.3 million in the six month period ended November 30, 2016 was primarily due to an increase in equipment on or available for long-term lease of $47.9 million to support new government program awards such as the U.S. Navy’s C-40A fleet as well as new flight hour component inventory management and repair programs with commercial airline customers including South African Airways, Air New Zealand, and other operators previously discussed.

Cash Flows from Investing Activities

Net cash used in investing activities—continuing operations was $3.7 million during the six month period ended November 30, 2016 compared to a use of cash of $4.1 million in the prior year period.  The prior year period included higher capital expenditures, primarily in our Expeditionary Services segment.  During the three month period ended November 30, 2015, we completed a sale-leaseback transaction for an AW-189 rotary-wing aircraft which resulted in proceeds of $19.2 million.

Net cash provided from investing activities—discontinued operations was $27.3 million during the six month period ended November 30, 2015 which included $28.3 of proceeds from contingent consideration from our sale of Telair Cargo Group.

Cash Flows from Financing Activities

Net cash used in financing activities—continuing operations was $2.8 million during the six month period ended November 30, 2016 compared to cash provided of $0.9 million in the prior year period.  The additional cash used of $3.7 million was primarily attributable to higher treasury stock purchases in fiscal 2017 of $4.7 million compared to the prior year period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during fiscal 2017.

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

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2016.  There were no significant changes during the quarter ended November 30, 2016.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2016, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

DynCorp International LLC v. AAR Airlift Group, Inc.

On November 5, 2015, AAR Airlift Group, Inc.  (“AAR Airlift”), a wholly-owned subsidiary of AAR CORP. filed with the United States District Court for the Middle District of Florida (the “Court”) a motion to dismiss a First Amended Complaint filed by DynCorp International LLC (“DynCorp”) alleging that AAR Airlift misappropriated DynCorp’s trade secrets in connection with the submission of proposals pursuant to the solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of the Global Aviation Support Services (“GASS”) program which was subsequently awarded to AAR Airlift on September 1, 2016.

On January 14, 2016, the Court granted AAR Airlift’s motion to dismiss the First Amended Complaint.  On February 2, 2016, DynCorp filed an appeal to the United States Court of Appeals for the Eleventh Circuit (the “Court of Appeals”) with respect to the Court’s order on the motion to dismiss and other orders issued by the Court in this case.

On November 21, 2016, the Court of Appeals reversed the Court’s dismissal of the First Amended Complaint and remanded the case to the Court for further proceedings. The parties have jointly asked the Court to hold a pre-trial conference in the first quarter of 2017 for the purpose of establishing a discovery schedule and addressing other pre-trial matters. AAR Airlift will continue to defend itself vigorously against DynCorp’s lawsuit, which it believes it entirely without merit.

For additional information about this lawsuit, please refer to the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K filed with respect to the fiscal year ended May 31, 2016.

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

AAR CORP.
(Registrant)

Date:	December 22, 2016	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice Chairman and Chief Financial Officer
(Principal Financial Officer and officer duly authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated December 22, 2016 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated December 22, 2016 of Timothy J. Romenesko, Vice Chairman and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated December 22, 2016 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated December 22, 2016 of Timothy J. Romenesko, Vice Chairman and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2016 and May 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended November 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2016 and 2015, (iv)  Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2016 and 2015, (v) Condensed Consolidated Statement of Changes in Equity for the six months ended November 30, 2016 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.