Form 10-Q
period 2017-02-28
AAR CORP
filed 2017-03-22
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2017

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

Yes  ☐  No  ☒

As of February 28, 2017, there were 34,324,151 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2017

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2017 and May 31, 2016

(In millions, except share data)

ASSETS

	February 28,	May 31,
	2017	2016
	(Unaudited)

Current assets:
Cash and cash equivalents	$10.1	$31.2
Accounts receivable, less allowances of $5.3 and $3.9, respectively	264.6	248.3
Inventories	465.6	452.0
Rotable spares and equipment on or available for short-term lease	124.8	118.3
Deposits, prepaids and other	28.0	31.9
Total current assets	893.1	881.7

Property, plant and equipment, net of accumulated depreciation of $437.1 and $437.7, respectively	211.9	238.1

Other assets:
Goodwill	114.6	117.3
Intangible assets, net of accumulated amortization of $28.4 and $26.5, respectively	30.7	35.8
Equipment on or available for long-term lease	148.6	81.1
Investment in joint ventures	12.7	15.0
Other	90.5	87.0
	397.1	336.2
	$1,502.1	$1,456.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2017 and May 31, 2016

(In millions, except share data)

LIABILITIES AND EQUITY

	February 28,	May 31,
	2017	2016
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$2.0	$12.0
Accounts and trade notes payable	194.6	166.3
Accrued liabilities	146.2	163.1
Total current liabilities	342.8	341.4

Long-term debt, less current maturities	168.7	136.1
Deferred tax liabilities	28.7	34.3
Other liabilities and deferred income	76.2	78.4
	273.6	248.8

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,169,677 and 44,867,703 shares at cost, respectively	45.2	44.9
Capital surplus	457.3	451.3
Retained earnings	709.2	681.6
Treasury stock, 10,845,526 and 10,353,153 shares at cost, respectively	(279.6)	(267.6)
Accumulated other comprehensive loss	(46.4)	(44.4)
Total equity	885.7	865.8
	$1,502.1	$1,456.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended February 28, 2017 and February 29, 2016

(Unaudited)

(In millions, except share data)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2017	2016	2017	2016
Sales:
Sales from products	$243.3	$228.7	$688.5	$684.8
Sales from services	203.4	183.4	586.8	545.5
	446.7	412.1	1,275.3	1,230.3
Cost and operating expenses:
Cost of products	203.5	189.8	580.3	576.2
Cost of services	174.2	163.0	498.3	481.8
Selling, general and administrative	47.4	43.1	138.5	126.2
	425.1	395.9	1,217.1	1,184.2
Loss from joint ventures	(0.2)	—	(0.2)	(0.4)
Operating income	21.4	16.2	58.0	45.7
Loss on extinguishment of debt	—	—	—	(0.4)
Interest expense	(1.5)	(1.7)	(4.0)	(5.2)
Interest income	0.1	0.1	0.2	0.2
Income from continuing operations before provision for income taxes	20.0	14.6	54.2	40.3
Provision for income taxes	6.9	4.7	19.1	13.8
Income from continuing operations	13.1	9.9	35.1	26.5
Discontinued operations:
Operating loss	(0.1)	(1.3)	(0.7)	(7.3)
Gain from contingent consideration	—	—	—	27.7
Provision for income taxes (benefit)	(0.7)	3.8	(0.9)	11.2
Income (Loss) from discontinued operations	0.6	(5.1)	0.2	9.2
Net income	$13.7	$4.8	$35.3	$35.7

Earnings per share — basic:
Earnings from continuing operations	$0.39	$0.29	$1.03	$0.76
Earnings (Loss) from discontinued operations	0.02	(0.15)	0.01	0.27
Earnings per share — basic	$0.41	$0.14	$1.04	$1.03

Earnings per share — diluted:
Earnings from continuing operations	$0.38	$0.29	$1.02	$0.76
Earnings (Loss) from discontinued operations	0.02	(0.15)	0.01	0.27
Earnings per share — diluted	$0.40	$0.14	$1.03	$1.03

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 28, 2017 and February 29, 2016

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2017	2016	2017	2016
Net income	$13.7	$4.8	$35.3	$35.7
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments	(0.2)	(1.8)	(2.8)	(0.8)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.2 and $0.1 for the three months ended February 28, 2017 and February 29, 2016, respectively, and $0.5 and $0.4 for the nine months ended February 28, 2017 and February 29, 2016, respectively	0.3	0.3	0.8	0.8
Other comprehensive income (loss), net of tax	0.1	(1.5)	(2.0)	—
Comprehensive income	$13.8	$3.3	$33.3	$35.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2017 and February 29, 2016

(Unaudited)

(In millions)

	Nine Months Ended
	February 28/29,
	2017	2016
Cash flows provided from (used in) operating activities:
Net income	$35.3	$35.7
Less: Income from discontinued operations	(0.2)	(9.2)
Income from continuing operations	35.1	26.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible amortization	39.0	37.8
Amortization of stock-based compensation	7.6	6.2
Amortization of overhaul costs	14.5	16.3
Deferred tax provision (benefit)	(1.7)	7.5
Gain on sale of product line	(2.6)	—
Changes in certain assets and liabilities:
Accounts receivable	(17.8)	(24.0)
Inventories	(12.0)	(38.5)
Rotable spares and equipment on or available for short-term lease	(4.9)	(8.3)
Equipment on or available for long-term lease	(75.7)	(7.7)
Accounts and trade notes payable	31.8	19.8
Accrued and other liabilities	(13.3)	(32.9)
Other, primarily program and overhaul costs	(9.6)	(15.5)
Net cash used in operating activities — continuing operations	(9.6)	(12.8)
Net cash used in operating activities — discontinued operations	(1.6)	(1.1)
Net cash used in operating activities	(11.2)	(13.9)
Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(28.0)	(74.6)
Proceeds from asset disposals	18.0	6.5
Proceeds from sale-leaseback	—	38.5
Payment for acquisition		(4.8)
Other	(2.8)	1.1
Net cash used in investing activities — continuing operations	(12.8)	(33.3)
Net cash provided from investing activities — discontinued operations	—	27.3
Net cash used in investing activities	(12.8)	(6.0)
Cash flows provided from financing activities:
Short-term borrowings (repayments), net	34.0	85.0
Reduction in long-term borrowings	(10.0)	(44.9)
Cash dividends	(7.7)	(7.8)
Purchase of treasury stock	(16.6)	(17.4)
Stock option exercises	5.3	1.5
Other	(1.6)	(0.4)
Net cash provided from financing activities — continuing operations	3.4	16.0
Effect of exchange rate changes on cash	(0.5)	(0.4)
Decrease in cash and cash equivalents	(21.1)	(4.3)
Cash and cash equivalents, beginning of period	31.2	54.7
Cash and cash equivalents, end of period	$10.1	$50.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended February 28, 2017

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2016	$44.9	$451.3	$681.6	$(267.6)	$(44.4)	$865.8
Net income	—	—	35.3	—	—	35.3
Cash dividends	—	—	(7.7)	—	—	(7.7)
Stock option activity	—	2.0	—	5.9	—	7.9
Restricted stock activity	0.3	4.0	—	(1.3)	—	3.0
Repurchase of shares	—	—	—	(16.6)	—	(16.6)
Other comprehensive loss, net of tax	—	—	—	—	(2.0)	(2.0)
Balance, February 28, 2017	$45.2	$457.3	$709.2	$(279.6)	$(46.4)	$885.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2017, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended February 28, 2017 and February 29, 2016, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2017 and February 29, 2016, and the Condensed Consolidated Statement of Changes in Equity for the nine month period ended February 28, 2017.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance.  This ASU will also supersede certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year which will make the new standard effective for us beginning June 1, 2018.  The ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  We continue to gain an understanding of the standard’s revenue recognition model and are in the process of analyzing and documenting our significant customer contracts to evaluate the potential impact of the adoption of this new standard on our consolidated financial statements.

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

February 28, 2017

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

Assets of discontinued operations of $0.1 million and $4.0 million at February 28, 2017 and May 31, 2016, respectively, were classified as Deposits, prepaids, and other on the Condensed Consolidated Balance Sheet.  Liabilities of discontinued operations of $7.7 million and $12.5 million at February 28, 2017 and May 31, 2016, respectively, were classified as Accrued Liabilities on the Condensed Consolidated Balance Sheet.  Operating income from discontinued operations for the three and nine month periods ended February 28, 2017 and February 29, 2016 was comprised of the following:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2017	2016	2017	2016
Sales	$—	$3.5	$0.6	$8.6
Cost of sales	—	(3.8)	(1.0)	(13.0)
Selling, general and administrative expenses	(0.1)	(1.0)	(0.3)	(2.9)
Operating loss from discontinued operations	$(0.1)	$(1.3)	$(0.7)	$(7.3)

Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 3 — Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer.  Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title.  Under the majority of our expeditionary airlift services contracts, we are paid and record as revenue a fixed daily amount per aircraft for each day an aircraft is available to perform airlift services.  In addition, we are paid and record as revenue an amount which is based on number of hours flown.  Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer.  We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites.  Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, based on the relationship of costs incurred to date to the estimated total costs.  When our experience and projections indicate adjustments to the estimated margin are required, changes are recognized using the cumulative catch-up method with the impact of the change from inception to date recorded in the current period.  We recognized favorable cumulative catch-up adjustments of $2.9 million and $2.5 million during the three month periods ended February 28, 2017 and February 29, 2016, respectively, and $6.7 million and $6.0 million during the nine month periods ended February 28, 2017 and February 29, 2016, respectively.

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

In June 2016, the U.S. Air Force awarded the new contract for the KC-10 Extender Contractor Logistics Support Program (“KC-10 Program”) to a competitor.  Our principal services under the prior contract for the KC-10 Program were completed in January 2017; however, we expect limited services will continue for an unspecified period of time.  Fiscal 2016 revenue and gross profit for the KC-10 Program was $148.1 million and $16.0 million, respectively, while average annual revenue and gross profit recognized over the last three fiscal years was $115.9 million and $7.4 million, respectively.

Included in accounts receivable as of February 28, 2017 and May 31, 2016, are $16.9 million and $29.8 million, respectively, of unbilled accounts receivable related to the KC-10 Program.  These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the KC-10 Program.  These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

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

Expense charged to operations for restricted stock was $1.6 million and $1.4 million during the three month periods ended February 28, 2017 and February 29, 2016, respectively, and $4.2 million and $3.6 million during the nine month periods ended February 28, 2017 and February 29, 2016, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Stock Options

The total intrinsic value of stock options exercised during the nine month periods ended February 28, 2017 and February 29, 2016 was $3.3 million and $0.9 million, respectively.   Expense charged to operations for stock options was $1.1 million and $0.9 million during the three month periods ended February 28, 2017 and February 29, 2016, respectively, and $3.4 million and $2.6 million during the nine month periods ended February 28, 2017 and February 29, 2016, respectively.

Note 5 — Inventory

The summary of inventories is as follows:

	February 28,	May 31,
	2017	2016
Raw materials and parts	$41.6	$46.3
Work-in-process	26.0	23.4
Aircraft and engine parts, components and finished goods	382.5	366.6
Aircraft held for sale and related support parts	15.5	15.7
	$465.6	$452.0

We had eight aircraft held for sale comprised of five fixed-wing and three rotary-wing aircraft at February 28, 2017 and May 31, 2016.

Note 6 — Aircraft Sale-Leaseback Transactions

During the nine-month period ended February 29, 2016, we received proceeds of $38.5 million from sale-leaseback transactions for two AW-189 rotary-wing aircraft.  The $1.7 million gain realized on the sale was deferred and is being amortized over the lease term of ten years.

Note 7 — Income Taxes

During the third quarter of 2017, we recorded a $0.7 million income tax benefit in discontinued operations related to tax provision to federal income tax return filing differences.

During the third quarter of fiscal 2016, we completed a reconciliation of our tax basis assets and liabilities and an analysis of our income tax payable which identified prior year immaterial errors netting to $0.2 million.  The correction of these errors was recognized in the three months ended February 29, 2016, with $1.7 million recognized as income tax expense in discontinued operations and $1.5 million recognized as income tax benefit within income from continuing operations.  We concluded these errors were not material to any prior reporting periods.

During the third quarter of fiscal 2016, we also recognized $2.8 million of income tax expense in discontinued operations related to changes in estimates associated with tax provision to federal income tax return filing differences.

Note 8 — Supplemental Cash Flow Information

	Nine Months Ended
	February 28/29,
	2017	2016
Interest paid	$3.2	$3.3
Income taxes paid	8.3	26.5
Income tax refunds received	1.2	1.3

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 28,	May 31,
	2017	2016

Revolving Credit Facility expiring November 1, 2021 with interest payable monthly	$144.0	$110.0
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	—	10.0
Capital lease obligations	3.8	5.1
Total debt	172.8	150.1
Current maturities of debt	(2.0)	(12.0)
Debt issuance costs, net	(2.1)	(2.0)
Long-term debt	$168.7	$136.1

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

On November 1, 2016, we entered into an amendment to our Revolving Credit Facility which extended the maturity of the Revolving Credit Facility to November 1, 2021, eliminated the condition of no material adverse charge for credit extensions and modified certain other provisions.

We are subject to a number of covenants under our financing arrangements, including restrictions that relate to the payment of cash dividends, maintenance of minimum net working capital and tangible net worth levels, sales of assets, additional financing, purchase of our shares and other matters.  We are in compliance with all financial and other covenants under our financing arrangements as of February 28, 2017.

At February 28, 2017 and May 31, 2016, our debt had a fair value that approximates the carrying value.  These debt instruments are classified as Level 3 in the fair value hierarchy which is defined as a fair value determined based upon one or more significant unobservable inputs.

Convertible Notes

During the three-month period ended August 31, 2015, we repurchased $14.4 million of our outstanding 2.25% convertible notes due March 1, 2016 for $14.6 million cash including $0.2 million of accrued interest and recognized a $0.3 million loss on the early extinguishment of the notes.  During the three-month period ended November 30, 2015, we repurchased $9.7 million of our outstanding 2.25% convertible notes due March 1, 2016 for $9.7 million cash and recognized a $0.1 million loss on the early extinguishment of the notes. On March 1, 2016, we retired the remaining balance of our 2.25% convertible notes at maturity for $26.0 million cash, including accrued interest of $0.3 million.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

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

A reconciliation of the computations of basic and diluted earnings per share information for the three and nine month periods ended February 28, 2017 and February 29, 2016 is as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2017	2016	2017	2016
Basic and Diluted EPS:
Income from continuing operations	$13.1	$9.9	$35.1	$26.5
Less income attributable to participating shares	(0.1)	(0.1)	(0.3)	(0.3)
Income from continuing operations attributable to common shareholders	13.0	9.8	34.8	26.2
Income (Loss) from discontinued operations attributable to common shareholders	0.6	(5.1)	0.2	9.2
Net income attributable to common shareholders for earnings per share	$13.6	$4.7	$35.0	$35.4

Weighted Average Shares:
Weighted average common shares outstanding — basic	33.7	34.2	33.9	34.5
Additional shares from the assumed exercise of stock options	0.5	0.2	0.4	0.2
Weighted average common shares outstanding — diluted	34.2	34.4	34.3	34.7

Earnings per share — basic:
Earnings from continuing operations	$0.39	$0.29	$1.03	$0.76
Earnings (Loss) from discontinued operations	0.02	(0.15)	0.01	0.27
Earnings per share — basic	$0.41	$0.14	$1.04	$1.03

Earnings per share — diluted:
Earnings from continuing operations	$0.38	$0.29	$1.02	$0.76
Earnings (Loss) from discontinued operations	0.02	(0.15)	0.01	0.27
Earnings per share — diluted	$0.40	$0.14	$1.03	$1.03

At February 29, 2016 stock options to purchase 178,490 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim period then ended.  The average market price of our common shares during the interim period ended February 28, 2017 was greater than the exercise prices of our outstanding stock options.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 11 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three and nine month periods ended February 28, 2017 and February 29, 2016 were as follows:

	Currency Translation Adjustments	Pension Plans	Total
Balance at December 1, 2016	$(3.7)	$(42.8)	$(46.5)
Other comprehensive loss before reclassifications	(0.2)	—	(0.2)
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income (loss)	(0.2)	0.3	0.1
Balance at February 28, 2017	$(3.9)	$(42.5)	$(46.4)

Balance at December 1, 2015	$(0.1)	$(38.8)	$(38.9)
Other comprehensive income before reclassifications	(1.8)	—	(1.8)
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	(1.8)	0.3	(1.5)
Balance at February 29, 2016	$(1.9)	$(38.5)	$(40.4)

	Currency Translation Adjustments	Pension Plans	Total
Balance at June 1, 2016	$(1.1)	$(43.3)	$(44.4)
Other comprehensive loss before reclassifications from AOCL	(2.8)	—	(2.8)
Amounts reclassified from AOCL	—	0.8	0.8
Total other comprehensive income (loss)	(2.8)	0.8	(2.0)
Balance at February 28, 2017	$(3.9)	$(42.5)	$(46.4)

Balance at June 1, 2015	$0.9	$(41.3)	$(40.4)
Reclassification within AOCL	(2.0)	2.0	—
Other comprehensive income before reclassifications	(0.8)	—	(0.8)
Amounts reclassified from AOCL	—	0.8	0.8
Total other comprehensive income	(0.8)	0.8	—
Balance at February 29, 2016	$(1.9)	$(38.5)	$(40.4)

Note 12 — Sale of Product Line

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13 — Business Segment Information

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

Selected financial information for each segment is as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2017	2016	2017	2016
Sales:
Aviation Services	$382.8	$349.2	$1,064.1	$1,024.6
Expeditionary Services	63.9	62.9	211.2	205.7
	$446.7	$412.1	$1,275.3	$1,230.3

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2017	2016	2017	2016
Gross profit:
Aviation Services	$63.4	$58.6	$172.8	$166.7
Expeditionary Services	5.6	0.7	23.9	5.6
	$69.0	$59.3	$196.7	$172.3

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

The following table reconciles segment gross profit to consolidated income before provision for income taxes.

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2017	2016	2017	2016
Segment gross profit	$69.0	$59.3	$196.7	$172.3
Selling, general and administrative	(47.4)	(43.1)	(138.5)	(126.2)
Loss from joint ventures	(0.2)	—	(0.2)	(0.4)
Loss on extinguishment of debt	—	—	—	(0.4)
Interest expense	(1.5)	(1.7)	(4.0)	(5.2)
Interest income	0.1	0.1	0.2	0.2
Income before provision for income taxes	$20.0	$14.6	$54.2	$40.3

Note 14 — Legal Proceedings

We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

DynCorp International LLC v. AAR Airlift Group, Inc.

On November 5, 2015, AAR Airlift Group, Inc.  (“AAR Airlift”), a wholly-owned subsidiary of AAR CORP. filed with the United States District Court for the Middle District of Florida (the “District Court”) a motion to dismiss a First Amended Complaint filed by DynCorp International LLC (“DynCorp”) alleging that AAR Airlift misappropriated DynCorp’s trade secrets in connection with the submission of proposals pursuant to the solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of the Global Aviation Support Services (“GASS”) program which was subsequently awarded to AAR Airlift on September 1, 2016.

On January 14, 2016, the District Court granted AAR Airlift’s motion to dismiss the First Amended Complaint.  On February 2, 2016, DynCorp filed an appeal to the United States Court of Appeals for the Eleventh Circuit (the “Court of Appeals”) with respect to the District Court’s order on the motion to dismiss and other orders issued by the District Court in this case.

On November 21, 2016, the Court of Appeals reversed the District Court’s dismissal of the amended complaint and remanded the case to the District Court for further proceedings.  The District Court has set a discovery schedule that ends September 1, 2017 and a trial date of April 2, 2018.

AAR Airlift will continue to defend itself vigorously against DynCorp’s lawsuit, which it believes is entirely without merit.

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

To further expand our Aviation Services segment revenues in fiscal 2017, we have continued our focus on growth with commercial airline customers through securing additional flight hour component inventory management and repair programs.  During fiscal 2017, our investment in business development has been successful as we have been awarded new contracts from many commercial operators including South African Airways, Air New Zealand, flydubai, CommutAir, Allegiant Air, Small Planet Airlines, Enter Air, and SaudiGulf.  During fiscal 2017, we invested $76 million in rotable assets to support these programs.  With the routine ramp-up of these programs, we are starting to recognize revenue and income on many of these contract awards and expect to complete the ramp-up in fiscal 2018.

In our Expeditionary Services segment, we completed the successful start-up of our new contract with the U.K. Ministry of Defence providing search and rescue services in the Falkland Islands in fiscal 2016.  The government markets we serve in this segment in support of troop movements and related activities continue to be weak.

On September 1, 2016, the Department of State awarded AAR Airlift Group, Inc. the contract for INL Global Aviation Support Services (“GASS”). This contract will leverage our capabilities in aviation services including flight operations, supply chain logistics, and other services.  The potential duration of this contract is eleven years, including a phase-in. A base year plus two options, up to seven award term option years and a six month phase-out.  The GASS contract ceiling, including all related task orders is $10 billion.  The incumbent contractor filed a protest which was denied by the United States Government Accountability Office.  The incumbent contractor has filed a second protest with the United States Court of Federal Claims.  A decision on that protest is expected on or before August 9, 2017.

We remain in a strong financial position to further execute on our strategy as a best in class aviation and expeditionary services company.  Our cash on hand plus unused capacity on our Revolving Credit Facility was $352 million at February 28, 2017.  We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.

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

Results of Operations

Sales and gross profit for our two business segments for the three and nine months ended February 28, 2017 and February 29, 2016 were as follows:

	Three Months Ended February 28/29,			Nine Months Ended February 28/29,
	2017	2016	% Change	2017	2016	% Change
Sales:
Aviation Services
Commercial	$291.4	$240.9	21.0%	$780.1	$717.5	8.7%
Government and Defense	91.4	108.3	(15.6)%	284.0	307.1	(7.5)%
	$382.8	$349.2	9.6%	$1,064.1	$1,024.6	3.9%
Expeditionary Services
Commercial	$12.9	$8.8	46.6%	$42.7	$29.1	46.7%
Government and Defense	51.0	54.1	(5.7)%	168.5	176.6	(4.6)%
	$63.9	$62.9	1.6%	$211.2	$205.7	2.7%

	Three Months Ended February 28/29,			Nine Months Ended February 28/29,
	2017	2016	% Change	2017	2016	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$47.2	$37.9	24.5%	$127.1	$113.3	12.2%
Government and Defense	16.2	20.7	(21.7)%	45.7	53.4	(14.4)%
	$63.4	$58.6	8.2%	$172.8	$166.7	3.7%
Expeditionary Services
Commercial	$1.8	$1.3	nm	$6.2	$1.0	nm
Government and Defense	3.8	(0.6)	nm	17.7	4.6	nm
	$5.6	$0.7	nm	$23.9	$5.6	nm

nm — Percentage change is not meaningful.

Three-Month Period Ended February 28, 2017

Aviation Services Segment

Sales in the Aviation Services segment increased $33.6 million or 9.6% over the prior year period principally due to a $50.5 million or 21.0% increase in sales to commercial customers.  The increase in sales to commercial customers was primarily attributable to higher volumes in aviation supply chain activities.

During the third quarter of fiscal 2017, sales in this segment to government and defense customers decreased $16.9 million or 15.6% from the prior year period.  The decrease was primarily due to reduced services under our KC-10 Program as the contract is close to completion.

Cost of sales in Aviation Services increased $28.8 million or 9.9% over the prior year period which was in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $4.8 million or 8.2% over the prior year period.  Gross profit on sales to commercial customers increased $9.3 million or 24.5% primarily from the higher volumes in aviation supply chain.  The increase in the gross profit margin over the prior year from 15.7% to 16.2% was largely attributable to strong profitability growth in aviation supply chain activities.

Gross profit on sales to government and defense customers decreased $4.5 million or 21.7% from the prior year with primarily driven by the reduced services under our KC-10 Program.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $1.0 million or 1.6% over the prior year period primarily due to higher demand for our mobility products.

Gross profit in the Expeditionary Services segment increased $4.9 million with higher volumes for mobility products comprising the majority of the increase.  Mobility products includes the composite manufacturing product line previously classified as a discontinued operation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.3 million in fiscal 2017.  Selling, general and administrative expenses were 10.6% of sales in fiscal 2017 compared to 10.5% in fiscal 2016.  During the third quarter of fiscal 2017, we incurred $1.4 million in legal costs related to our defense of the GASS contract award.

Interest Expense

Interest expense decreased $0.2 million in fiscal 2017 compared to the prior year period primarily as a result of the retirement of our remaining convertible notes in fiscal 2016.

Income Taxes

Our effective income tax rate for continuing operations was 34.5% for the three month period ended February 28, 2017 compared to 32.2% in the prior year period.  The effective income tax rate for fiscal 2016 includes a benefit of $1.5 million related to the correction of prior year immaterial errors.  This benefit in fiscal 2016 was partially offset by a valuation allowance established against certain deferred tax assets of $0.9 million.

Nine-Month Period Ended February 28, 2017

Aviation Services Segment

For the nine-month period ended February 28, 2017, sales in the Aviation Services segment increased $39.5 million or 3.9% over the prior year period primarily attributable to a $62.6 million or 8.7% increase in sales to commercial customers.  The increase in sales to commercial customers was primarily attributable to higher volumes in aviation supply chain activities.

Sales in this segment to government and defense customers decreased $23.1 million or 7.5% from the prior year primarily due to reduced services under our KC-10 Program as the contract is close to completion.

Cost of sales in Aviation Services increased $33.4 million or 3.9% over the prior year period which was consistent with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $6.1 million or 3.7%.  Gross profit in this segment on sales to commercial customers increased $13.8 million or 12.2% over the prior year due to increased volumes in aviation supply chain as previously discussed.  Gross profit margin on sales to commercial customers increased from 15.8% to 16.3% primarily due to these increased volumes.

Gross profit on sales to government and defense customers decreased $7.7 million or 14.4% from the prior year with the wind down of the KC-10 Program accounting for the majority of the decrease.  Gross profit margin on sales to government and defense customers decreased from 17.4% to 16.1% primarily due to the wind-down of the KC-10 Program.

Expeditionary Services Segment

For the nine-month period ended February 28, 2017, sales in the Expeditionary Services segment increased $5.5 million or 2.7% over the prior year period.  The increase in sales was primarily attributable to the sale of four aircraft and related parts in expeditionary airlift services during the three month period ended November 30, 2016.  The aircraft and other assets sold were previously used on our contract providing vertical replenishment services in the Western Pacific and Indian Oceans which expired on November 30, 2016.

Gross profit in the Expeditionary Services segment increased $18.3 million with improved profitability for mobility products contributing the majority of the increased gross profit in Expeditionary Services.  During the first quarter of fiscal 2017, we sold certain assets related to our temperature-controlled container product line to Sonoco Protective Solutions, Inc. which resulted in a gain of $2.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.3 million in fiscal 2017 primarily attributable to additional investments in business development activities.  During the nine months ended February 28, 2017, we also incurred $1.4 million in legal costs related to our defense of the GASS contract award.

Interest Expense

Interest expense decreased $1.2 million in fiscal 2017 compared to the prior year period primarily as a result of the retirement of our remaining convertible notes in fiscal 2016.

Income Taxes

Our effective income tax rate for continuing operations was 35.2% for the nine-month period ended February 28, 2017 compared to 34.2% in the prior year period.  The effective income tax rate for fiscal 2016 includes a benefit of $1.5 million related to the correction of prior year immaterial errors.  This benefit in fiscal 2016 was partially offset by a valuation allowance established against certain deferred tax assets of $0.9 million.

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

At February 28, 2017, our liquidity and capital resources included cash of $10.1 million and working capital of $550.3 million.

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

On November 1, 2016, we entered into an amendment to our Revolving Credit Facility which extended the maturity of the Revolving Credit Facility to November 1, 2021, eliminated the condition of no material adverse charge for credit extensions, and modified certain other provisions.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at February 28, 2017 were $144.0 million and there were approximately $13.9 million of outstanding letters of credit, which reduced the availability of this facility to $342.1 million.  There are no other terms or covenants limiting the availability of this facility.  We also had $9.2 million available under foreign lines of credit at February 28, 2017.

We intend to retire current maturities due in the next twelve months through a combination of cash on hand and borrowings under our Revolving Credit Facility.

At February 28, 2017, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $9.6 million in the nine-month period ended February 28, 2017 compared to cash used of $12.8 million in the prior year period.

The use of cash of $9.6 million in the nine-month period ended February 28, 2017 was primarily due to an increase in equipment on or available for long-term lease of $75.7 million to support new government program awards such as the U.S. Navy’s C-40A fleet as well as new flight hour component inventory management and repair programs with commercial airline customers including South African Airways, Air New Zealand, and other operators previously discussed.

Cash Flows from Investing Activities

Net cash used in investing activities—continuing operations was $12.8 million during the nine-month period ended February 28, 2017 compared to a use of cash of $33.3 million in the prior year period.  The prior year period included higher capital expenditures, primarily in our Expeditionary Services segment.  During the nine-month period ended February 29, 2016, we completed sale-leaseback transactions for two AW-189 rotary-wing aircraft which resulted in proceeds of $38.5 million.

Net cash provided from investing activities—discontinued operations was $27.3 million during the nine-month period ended February 29, 2016 which included $28.3 of proceeds from contingent consideration from our sale of Telair Cargo Group.

Cash Flows from Financing Activities

Net cash provided from financing activities—continuing operations was $3.4 million during the nine-month period ended February 28, 2017 compared to cash provided of $16.0 million in the prior year period.  The decrease in cash provided from financing activities is primarily attributable to increased net borrowings in fiscal 2016 compared to the current year.

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

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2016.  There were no significant changes during the quarter ended February 28, 2017.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2017, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the third quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

DynCorp International LLC v. AAR Airlift Group, Inc.

On November 5, 2015, AAR Airlift Group, Inc.  (“AAR Airlift”), a wholly-owned subsidiary of AAR CORP. filed with the United States District Court for the Middle District of Florida (the “District Court”) a motion to dismiss a First Amended Complaint filed by DynCorp International LLC (“DynCorp”) alleging that AAR Airlift misappropriated DynCorp’s trade secrets in connection with the submission of proposals pursuant to the solicitation issued by the Department of State Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of the Global Aviation Support Services (“GASS”) program which was subsequently awarded to AAR Airlift on September 1, 2016.

On January 14, 2016, the District Court granted AAR Airlift’s motion to dismiss the First Amended Complaint.  On February 2, 2016, DynCorp filed an appeal to the United States Court of Appeals for the Eleventh Circuit (the “Court of Appeals”) with respect to the District Court’s order on the motion to dismiss and other orders issued by the District Court in this case.

On November 21, 2016, the Court of Appeals reversed the District Court’s dismissal of the amended complaint and remanded the case to the District Court for further proceedings.  The District Court has set a discovery schedule that ends September 1, 2017 and a trial date of April 2, 2018.

AAR Airlift will continue to defend itself vigorously against DynCorp’s lawsuit, which it believes is entirely without merit.

OIG Investigation

The U.S. Department of State (“DOS”) received - and referred to its Office of Inspector General (“OIG”) - a May 2015 letter from DynCorp in which DynCorp made substantially the same allegations against AAR Airlift as set forth in both its original Complaint and its First Amended Complaint.

The OIG conducted an 18-month investigation into DynCorp's allegations with the full cooperation of AAR Airlift.  The OIG closed its investigation in a written closing memorandum (the “OIG Memorandum”) dated December 23, 2016 that was made public on February 23, 2017.  The OIG Memorandum stated that AAR Airlift received limited DynCorp information in connection with its initial INL/A proposal; however, the OIG Memorandum determined that there was no evidence that AAR Airlift used any DynCorp information in its winning INL/A proposal.  The OIG Memorandum also determined that there was no evidence of any harm to DynCorp or to the U.S. Government.  The OIG briefed the U.S. Department of Justice (“DOJ”) on the results of its investigation, and both the DOJ and the OIG declined to take any action against AAR Airlift.

Court of Federal Claims INL/A Proceeding

On September 1, 2016, the DOS awarded the INL/A contract to AAR Airlift.  On December 20, 2016, the U.S. Government Accountability Office (“GAO”) denied a protest filed by DynCorp and confirmed the award of the INL/A contract to AAR Airlift.

On December 28, 2016, DynCorp filed a second protest, this time with the U.S. Court of Federal Claims (“COFC”), bringing again essentially the same arguments it brought before the GAO.  The parties in the COFC proceeding are DynCorp and the U.S. Government, represented by the DOJ.  AAR Airlift is an intervenor in the COFC proceeding.

On January 12, 2017, the COFC temporarily stayed the proceeding and remanded the case to the DOS, allowing the DOS Contracting Officer to revisit the determination of AAR Airlift as a “responsible contractor” under the Federal procurement rules in light of the OIG Memorandum.

The DOS Contracting Officer issued his determination and findings in a memorandum that was made public on March 7, 2017.  The DOS Contracting Officer reaffirmed his earlier determination that AAR Airlift is a “responsible contractor” and thus entitled to the INL/A contract award.  The DOS Contracting Officer rejected allegations by DynCorp that AAR Airlift violated the Procurement Integrity Act (“PIA”) in the contract solicitation process, specifically finding that:

•                  AAR Airlift  fully cooperated in the OIG’s investigation;

•                  There is no evidence that AAR Airlift solicited, obtained or used any DynCorp confidential proprietary information in its INL/A proposal;

•                  There is no evidence of any corporate espionage or fraudulent conduct by AAR Airlift as asserted by DynCorp;

•                  There is no evidence that AAR Airlift compromised the integrity of the INL/A contract competition or obtained any unfair competitive advantage; and

•                  AAR Airlift did not violate the PIA nor engage in any misconduct in the INL/A contract solicitation.

The DOS Contracting Officer’s determination allows the COFC to continue its consideration of DynCorp’s most recent protest of the award of the INL/A contract to AAR Airlift.  The COFC proceeding is based entirely on the administrative record in the GAO case.  The COFC is expected to issue its decision on or before August 9, 2017.

AAR Airlift remains confident that the COFC will deny DynCorp’s latest protest consistent with the findings of the OIG, the DOS Contracting Officer, the DOJ and the GAO.

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2016.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table provides information about purchases we made during the quarter ended February 28, 2017 of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
12/1/2016 – 12/31/2016	26,400	34.04	898,616
1/1/2017 – 1/31/2017	25,293	33.00	834,634
2/1/2017 – 2/28/2017	—	—	—
Total	51,693	$33.53	1,733,250	$66,125,387

(1)  On March 16, 2015, we announced a Board of Directors authorization to purchase up to $250 million of our common stock with no expiration date.

PART II — OTHER INFORMATION

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

AAR CORP.
(Registrant)

Date:	March 22, 2017	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice Chairman and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1 Section 302 Certification dated March 22, 2017 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

31.2 Section 302 Certification dated March 22, 2017 of Timothy J. Romenesko, Vice Chairman and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1 Section 906 Certification dated March 22, 2017 of David P. Storch, Chairman, President and Chief Executive Officer of Registrant (filed herewith).

32.2 Section 906 Certification dated March 22, 2017 of Timothy J. Romenesko, Vice Chairman and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File

101                           The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2017 and May 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and nine months ended February 28, 2017 and February 29, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2017 and February 29, 2016, (iv)  Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2017 and February 29, 2016, (v) Condensed Consolidated Statement of Changes in Equity for the nine months ended February 28, 2017 and (vi) Notes to Condensed Consolidated Financial Statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.