Form 10-K
period 2017-05-31
AAR CORP
filed 2017-07-12
CIK 1750

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2017 or
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $1,355 million (based upon the closing price of the Common Stock at November 30, 2016 as reported on the New York Stock Exchange).

         On June 30, 2017, there were 34,396,501 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the Company's proxy statement for the Company's 2017 Annual Meeting of Stockholders, to be held October 11, 2017, are incorporated by reference in Part III of this report.

PART I

ITEM 1.    BUSINESS

General

        AAR CORP. and its subsidiaries are referred to herein collectively as "AAR," "Company," "we," "us," and "our" unless the context indicates otherwise. AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966. We are a diversified provider of products and services to the worldwide aviation and government and defense markets.

        Beginning in fiscal 2015, we implemented a comprehensive strategic plan to narrow our strategy to focus on our best in class aviation and expeditionary services through our two business segments: Aviation Services and Expeditionary Services. We sold our Telair Cargo Group for cash of $714 million, resulting in pre-tax gains of $198.6 million in the fourth quarter of fiscal 2015 (and $27.7 million in the first quarter of fiscal 2016 from the receipt of contingent consideration). We used the proceeds from the sale in fiscal 2015 to reduce our total debt by $480 million and we returned capital to shareholders through $151.5 million in common stock repurchases and $12.5 million of dividends.

        In fiscal 2016, our Aviation Services segment succeeded in expanding customer relationships and securing new program work with multiple international carriers. In our Expeditionary Services segment, we completed the successful start-up of our new contract with the U.K. Ministry of Defence providing search and rescue services in the Falkland Islands. We maintained our focus on shareholder return through additional common stock repurchases of $18.8 million and dividends of $10.4 million.

        In fiscal 2017, we increased our Aviation Services segment revenues by securing additional flight hour component inventory management and repair programs from our commercial airline customers and investing in our capacity and business development resources. During fiscal 2017, our investment in business development resulted in the award of new contracts from commercial operators, including South African Airways, Air New Zealand, flydubai, CommutAir, Allegiant Air, Small Planet Airlines, Enter Air, SaudiGulf, and ASL Aviation Holdings. Also during fiscal 2017, we invested over $80 million in rotable assets to support our commercial aviation programs. We started to recognize revenue and income in fiscal 2017 on most of these contract awards and expect to continue the ramp-up in fiscal 2018.

        On September 1, 2016, the Department of State awarded AAR Airlift Group, Inc. the contract for INL/A Global Aviation Support Services. This contract will leverage our capabilities in aviation services, including flight operations, supply chain logistics, and other services. The potential duration of this contract is 11 years and the potential revenue stream, including all related task orders, is $10 billion. The incumbent contractor filed a protest that was denied by the United States Government Accountability Office in December 2016 and subsequently filed a separate protest with the United States Court of Federal Claims ("COFC"). The COFC stayed the contract award to AAR Airlift pending its decision on the protest. The COFC's decision on the protest is expected on or before October 31, 2017.

        In our Expeditionary Services segment, the government markets we serve in support of troop movements and related activities continue to be weak with revenue and earnings significantly lower than peak levels.

        As we enter fiscal 2018, we remain in a strong financial position to further execute on our strategy as a best in class aviation and expeditionary services company. Our cash on hand plus unused capacity on our Revolving Credit Facility was $366 million at May 31, 2017. We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets. We continue to have the flexibility in our balance sheet allowing us to invest in our growth. As we generate positive cash flow, we will continue our past strategy of returning capital to our shareholders without hampering our future operating flexibility.

Business Segments

Aviation Services

        The Aviation Services segment provides aftermarket support and services for the commercial aviation and government and defense markets and accounted for 84%, 84%, and 81% of our sales in fiscal 2017, 2016, and 2015, respectively. In this segment, we also provide inventory management and distribution services, maintenance, repair and overhaul ("MRO"), and engineering services. Business activities in this segment are primarily conducted through AAR Supply Chain, Inc. (formerly known as AAR Parts Trading, Inc.); AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Allen Services, Inc.; AAR Landing Gear LLC; and AAR International, Inc.

        We sell and lease a wide variety of new, overhauled and repaired engine and airframe parts and components to our commercial aviation and government/defense customers.

        We provide customized flight hour component inventory and repair programs, warranty claim management, and outsourcing programs for engine and airframe parts and components in support of our airline and government customers' maintenance activities. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, and parts and component repair and overhaul. We are also an authorized distributor for more than 70 leading aviation product manufacturers.

        We also provide customized performance-based supply chain logistics programs in support of the U.S. Department of Defense ("DoD") and foreign governments. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, airframe maintenance and maintenance planning, and component repair and overhaul.

        We provide major airframe inspection, maintenance, repair and overhaul, painting services, line maintenance, airframe modifications, structural repairs, avionic service and installation, exterior and interior refurbishment, and engineering services and support for many types of commercial and military aircraft. We also repair and overhaul various components, landing gears, wheels, and brakes for commercial and military aircraft.

        We operate five airframe maintenance facilities and one landing gear overhaul facility. Our landing gear overhaul facility is in Miami, Florida, where we repair and overhaul landing gear, wheels, brakes, and actuators for different types of commercial and military aircraft. Our airframe maintenance facilities are in Indianapolis, Indiana; Oklahoma City, Oklahoma; Duluth, Minnesota; Miami, Florida; and Rockford, Illinois. In fiscal 2017, we transitioned our facility in Lake Charles, Louisiana from an airframe maintenance facility to a more limited operation focused on painting services.

        Activities in our Aviation Services segment also include the sale and lease of used commercial aircraft. Each sale or lease is negotiated as a separate agreement that includes term, price, representations, warranties, and lease return provisions. During fiscal 2015, we sold our last two remaining wholly-owned aircraft and one aircraft owned with joint venture partners. At May 31, 2017, our remaining portfolio consisted of two aircraft owned through joint ventures.

        The majority of our product sales are made pursuant to standard commercial purchase orders. U.S. government sales are generally made under standard types of government contracts, including definite contracts which call for the performance of specified services or the delivery of specified products and ID/IQ (i.e., indefinite delivery/indefinite quantity) contracts. Certain inventory supply and management and performance-based logistics program agreements reflect negotiated terms and conditions.

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

Expeditionary Services

        The Expeditionary Services segment consists of businesses that primarily provide products and services supporting the movement of equipment and personnel by the DoD, foreign governments and non-governmental organizations. The Expeditionary Services segment accounted for 16%, 16%, and 19% of our sales in fiscal 2017, 2016, and 2015, respectively. Business activities in this segment are primarily conducted through AAR Airlift Group, Inc.; AAR Manufacturing, Inc. and Brown International Corporation.

        We provide expeditionary airlift services to the United States and other government customers. Our expeditionary airlift services provide fixed-wing and rotary-wing flight operations. These operations include search and rescue operations and the transportion of personnel and cargo principally in support of the DoD. We operate and maintain a fleet of special mission customized fixed-wing and rotary-wing aircraft, principally in Afghanistan, Falkland Islands, and Northern Africa. We hold FAR Part 133 and 135 certificates to operate aircraft and a FAR Part 145 certificate to operate a repair station. We are also Commercial Airlift Review Board certified with the DoD.

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

        We also provide engineering, design, and system integration services for specialized command and control systems and design and manufacture advanced composite materials for commercial, business and military aircraft.

        Sales in this segment are made to customers pursuant to standard commercial purchase orders and contracts. U.S. government sales are generally made under standard types of government contracts, including definite contracts which call for the performance of specified services or the delivery of specified products and ID/IQ (i.e., indefinite delivery/indefinite quantity) contracts. The majority of our products and services are procured via definite contracts. We purchase raw materials for this segment, including steel, aluminum, extrusions, balsa, and other necessary supplies from several vendors.

Raw Materials

        Although we generated 54% of our fiscal 2017 sales from the sale of products, our businesses are generally engaged in limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing of raw materials. Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources for each segment at competitive prices, terms, and conditions, and we expect to be able to continue to do so.

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

Customers

        The principal customers for our products and services in the Aviation Services segment are domestic and foreign commercial airlines, domestic and foreign freight airlines, regional and commuter airlines, business and general aviation operators, OEMs, aircraft leasing companies, aftermarket aviation support companies, the DoD and its contractors, and foreign military organizations or governments. In the Expeditionary Services segment, our principal customers include the DoD and its contractors, foreign governmental, defense organizations, and OEMs.

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

Sales to Government and Defense Customers

        Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $597.6 million (33.8% of consolidated sales), $652.8 million (38.4% of consolidated sales) and $592.3 million (36.5% of consolidated sales) in fiscal 2017, 2016 and 2015, respectively. Sales to branches, agencies, and departments of the U.S. government and their contractors were $454.8 million (25.7% of consolidated sales), $523.6 million (30.8% of consolidated sales), and $495.6 million (30.6% of consolidated sales) in fiscal 2017, 2016, and 2015, respectively. Sales to government and defense customers are reported in each of our reportable segments (See Note 14 of Notes to Consolidated Financial Statements). Since such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government contracts are for products and services supporting the DoD logistics and mobility strategy, as well as for expeditionary airlift services. Thus, our government contracts have changed, and may continue to change, with fluctuations in defense and other governmental agency spending. Our government contracts are also subject to termination by the customer; in the event of such a termination, we are entitled to recover all allowable costs incurred by us through the date of termination.

Government Regulation and Certificates

        The Federal Aviation Administration ("FAA") regulates the manufacture, repair, and operation of all aircraft and aircraft parts operated in the United States. Similar rules and regulatory authorities exist in other countries. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA requires that various maintenance routines be performed on aircraft engines, certain engine parts, and airframes at regular intervals based on take off and landing cycles or flight time. Our businesses which sell defense products and services directly to the U.S. government or through its contractors can be subject to various laws and regulations governing pricing and other factors.

        We have 13 FAA certificated repair stations in the United States and Europe. Of the 13 certificated FAA repair stations, eight are also European Aviation Safety Agency ("EASA") certificated repair stations.

Such certificates, which are ongoing in duration, are required for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 13 FAA certificated repair stations, 12 are in the Aviation Services segment and one is in the Expeditionary Services segment. The eight EASA certificated repair stations are in the Aviation Services segment. We also hold FAR Part 133 and 135 certificates to operate aircraft in our Expeditionary Services segment. We are also Commercial Airlift Review Board certified with the DoD. We believe that we possess all licenses and certifications that are material to the conduct of our business.

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

Backlog

        Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts. At May 31, 2017, backlog was approximately $769.4 million compared to $978.7 million at May 31, 2016. Approximately $366.3 million of our May 31, 2017 backlog is expected to be filled within the next 12 months.

Employees

        At May 31, 2017, we employed approximately 4,600 employees worldwide, of which approximately 125 employees are subject to a collective bargaining agreement. We also retain approximately 750 contract workers, the majority of whom are located at our airframe maintenance facilities.

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
  acts of terrorism;

  •
  future outbreaks of infectious diseases; and

  •
  acts of God.

Our U.S. government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

        Our sales to branches, agencies and departments of the U.S. government and their contractors were $454.8 million (25.7% of consolidated sales) in fiscal 2017 (See Note 14 of Notes to Consolidated Financial Statements). The majority of our U.S. government contracts is for products and services supporting DoD logistics and mobility strategy, as well as for expeditionary airlift services and is, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government, including the DoD and its contractors, are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding, requirements generated by world events, and budgetary constraints.

        U.S. government programs are subject to annual congressional budget authorization and appropriation processes. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. The Bipartisan Budget Act of 2015 (the "Budget Act") which raised the statutory limit on the amount of permissible federal debt (the debt ceiling) until March 2017 and raised the sequester caps imposed by the Budget Control Act of 2011. The suspension of the federal debt limit has not been extended beyond March 2017 which could negatively affect the timely collection of our U.S. government invoices.

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

        Our expeditionary airlift business derives a significant portion of its revenue from providing expeditionary airlift services in Afghanistan for the DoD. The U.S. has been reducing military activities in Afghanistan and the number of troops in Afghanistan is currently less than 10,000. Our expeditionary airlift services revenue will likely experience further declines should troop reductions occur in Afghanistan or we do not receive task orders for future services under our indefinite delivery, indefinite quantity contract awards.

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

        We conduct our business in a number of foreign countries, some of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

  •
  military conflicts, civil strife, and political risks;

  •
  export regulations that could erode profit margins or restrict exports;

  •
  compliance with the U.S. Foreign Corrupt Practices Act, United Kingdom ("UK") Anti-bribery Act, and other anti-bribery and anti-corruption laws;

  •
  the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;

  •
  contract award and funding delays;

  •
  potential restrictions on transfers of funds;

  •
  import and export duties and value added taxes;

  •
  foreign exchange risk;

  •
  transportation delays and interruptions;

  •
  uncertainties arising from foreign local business practices and cultural considerations; and

  •
  changes in U.S. policies on trade relations and trade policy, including implementation of or changes in trade sanctions, tariffs, and embargoes.

        In addition, the UK held a referendum in 2016 in which voters approved an exit from the European Union ("EU"). On March 29, 2017, the UK government commenced the exit process under Article 50 of the Treaty of the EU by notifying the European Council of the UK's intention to leave the EU. This notification starts a two-year time period for the UK and the remaining EU countries to negotiate a withdrawal agreement. The terms of the UK's potential exit from the EU have yet to be determined and it is possible there will be greater restrictions on imports and exports between the UK and EU countries along with increased regulatory complexities.

        While we have adopted and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business internationally, such measures may not be adequate, and the regions in which we operate might not continue to be stable enough to allow us to operate profitably or at all.

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

        We make a number of assumptions when determining the recoverability of aircraft, engines, and other assets which are on lease or available for lease. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. Reductions in demand for these assets or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our aircraft, engines, and other assets could result in impairment charges in future periods, which would adversely affect our results of operations and financial condition.

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

        Certain loan and debt agreements, including our Revolving Credit Facility, require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan and debt agreements and may result in a cross-default under other debt agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under our debt agreements could be declared immediately due and payable. Our failure to comply with these covenants could adversely affect our results of operations and financial condition.

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

        Our businesses depend heavily on information technology and computerized systems to communicate and operate effectively. The Company's systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, ransomware attacks, terrorist acts, natural disasters, power failures or other causes. These threats arise in some cases as a result of our role as a defense contractor.

        Cyber security threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information, ransomware attacks, including our customers, suppliers, subcontractors, and joint venture partners, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data.

        Although we utilize various procedures and controls to monitor and mitigate these threats, these procedures and controls may not be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results, and financial condition.

        Moreover, expenditures incurred in implementing and maintaining cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

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

        We are dependent on an educated and highly skilled workforce because of the complex nature of many of our products and services. Furthermore, we have a collective bargaining agreement covering approximately 125 employees. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage. These and similar events may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        In the Aviation Services segment, we conduct inventory management and distribution activities from our headquarters in Wood Dale, Illinois, which we own. In addition to warehouse space, this facility includes executive, sales and administrative offices. Our principal maintenance, repair, overhaul, engineering and other service activities for this segment are conducted at facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Duluth, Minnesota; Lake Charles, Louisiana; and Rockford, Illinois.

        We also lease facilities in Garden City, New York; Jacksonville, Florida; Brussels, Belgium; Singapore, Republic of Singapore; London, England; Crawley, England; and Dubai, UAE, and own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Services segment.

        Our principal activities in the Expeditionary Services segment are conducted at facilities we lease in Melbourne, Florida, Huntsville, Alabama, and Sacramento, California and own in Cadillac, Michigan; Clearwater, Florida; and Goldsboro, North Carolina.

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

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

DynCorp International LLC v. AAR Airlift Group, Inc.

        On September 5, 2015, DynCorp International LLC ("DynCorp") filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division (the "District Court"), accusing AAR Airlift Group, Inc. ("AAR Airlift"), a wholly-owned subsidiary of AAR CORP., of misappropriation of DynCorp information, including trade secrets, and other related allegations. DynCorp's complaint, which sought damages in an unspecified amount and a preliminary injunction, alleged that AAR Airlift engaged in this conduct in connection with the submission of proposals in response to the solicitation issued by the U.S. Department of State ("DOS") Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL/A") in support of the Global Aviation Support Services program. The INL/A contract was subsequently awarded to AAR Airlift on September 1, 2016 as described below under "Court of Federal Claims INL/A Proceeding".

        The District Court denied DynCorp's preliminary injunction motion, and on October 19, 2015, DynCorp filed an amended complaint with the District Court. On January 14, 2016, the District Court granted AAR Airlift's motion to dismiss DynCorp's amended complaint. On February 2, 2016, DynCorp appealed the District Court's order to the United States Court of Appeals for the Eleventh Circuit (the "Eleventh Circuit").

        On November 21, 2016, the Eleventh Circuit reversed in part the District Court's dismissal of the amended complaint and remanded the case to the District Court for further proceedings. The District Court set a discovery schedule that ends September 1, 2017 and a trial date of April 2, 2018.

        On June 16, 2017, the District Court granted AAR Airlift's motion to stay the legal proceeding against AAR Airlift. The stay will remain in effect until the earlier of (a) November 1, 2017 or (b) the entry of a decision of the United Stated Court of Federal Claims ("COFC"), on DynCorp's protest of the award of the INL/A contract to AAR Airlift. The District Court's stay immediately halted all discovery and other activity in the DynCorp lawsuit.

        AAR Airlift will continue to defend itself vigorously against DynCorp's lawsuit, which it believes is entirely without merit.

OIG Investigation

        The DOS received—and referred to its Office of Inspector General ("OIG")—a May 2015 letter from DynCorp in which DynCorp made substantially the same allegations against AAR Airlift as set forth in both its original Complaint and its First Amended Complaint filed with the District Court.

        The OIG conducted an 18-month investigation into DynCorp's allegations with the full cooperation of AAR Airlift. The OIG closed its investigation in a written closing memorandum (the "OIG Memorandum") dated December 23, 2016 that was made public on February 23, 2017. The OIG Memorandum stated that there was no evidence that AAR Airlift used any DynCorp information in winning the INL/A contract and that there was no evidence of any harm to DynCorp or to the U.S. Government. The OIG briefed the U.S. Department of Justice ("DOJ") on the results of its investigation, and both the DOJ and the OIG declined to take any action against AAR Airlift.

Court of Federal Claims INL/A Proceeding

        On September 1, 2016, the DOS awarded the INL/A contract to AAR Airlift. On December 20, 2016, the U.S. Government Accountability Office ("GAO") denied a protest filed by DynCorp and confirmed the award of the INL/A contract to AAR Airlift.

        On December 28, 2016, DynCorp filed a further protest, this time with the U.S. Court of Federal Claims ("COFC"), bringing again essentially the same arguments it brought before the GAO. The parties in the COFC proceeding are DynCorp and the U.S. Government, represented by the DOJ. AAR Airlift is an intervenor in the COFC proceeding.

        The COFC proceeding will be based entirely on the administrative record in the GAO proceeding. The COFC initially expected to issue its decision on or before August 9, 2017. On June 12, 2017, the COFC issued a revised scheduling order indicating that it expects to render a decision on or before October 31, 2017.

        AAR Airlift remains confident that the COFC will deny DynCorp's latest protest consistent with the findings of the OIG, the DOS Contracting Officer, the DOJ and the GAO.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
David P. Storch	64	Chairman and Chief Executive Officer, Director
Timothy J. Romenesko	60	Vice Chairman and Chief Financial Officer, Director
John M. Holmes	40	President and Chief Operating Officer, Director
Robert J. Regan	59	Vice President, General Counsel and Secretary
Eric S. Pachapa	44	Vice President, Controller and Chief Accounting Officer

        Mr. Storch is Chairman of the Board and Chief Executive Officer of AAR, having served in that capacity since June 2017 and from 2007 to August 2015. From August 2015 to May 2017 and from 2005 to 2007, Mr. Storch served as Chairman of the Board, President and Chief Executive Officer. From 1996 to 2005, Mr. Storch served as President and Chief Executive Officer and from 1989 to 1996 he served as Chief Operating Officer. Prior to that, Mr. Storch served as a Vice President of the Company from 1988 to 1989.

Mr. Storch joined the Company in 1979 and also served as president of a major subsidiary from 1984 to 1988. Mr. Storch has been a director of the Company since 1989.

        Mr. Romenesko is Vice Chairman and Chief Financial Officer, having served in that capacity since August 2016. From August 2015 to August 2016, Mr. Romenesko served as Vice Chairman and Chief Operating Officer—Expeditionary Services. From March 2015 to August 2015, he served as President and Chief Operating Officer—Expeditionary Services. Previously, he served as President and Chief Operating Officer of the Company from 2007, and Vice President and Chief Financial Officer from 1994 to 2007. Mr. Romenesko also served as Controller from 1991 to 1995, and in various other positions since joining AAR in 1981. Mr. Romenesko has been a director of the Company since July 2007. As previously announced, Mr. Romenesko will retire from the Company on December 31, 2017.

        Mr. Holmes is President and Chief Operating Officer, having served in that capacity since June 2017. Mr. Holmes previously served as Chief Operating Officer—Aviation Services since 2015, Group Vice President, Aviation Services—Inventory Management and Distribution since 2012, General Manager and Division President of our Allen Asset Management business since 2003, and in various other positions since joining the Company in September 2001. Mr. Holmes has been a director of the Company since July 10, 2017.

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

        Each executive officer is elected annually by the Board of Directors. Executive officers continue to hold office until their successors are duly elected or until their death, resignation, termination or reassignment.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "AIR." On June 30, 2017, there were approximately 928 holders of common stock, including participants in security position listings.

        The following table shows the range of prices for our common stock and the amount of dividends declared per share during each quarter of our last two fiscal years:

Fiscal 2017

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Market price
High	$25.04	$38.67	$38.31	$36.01	$38.67
Low	22.06	26.21	31.49	32.74	22.06
Dividends declared	0.075	0.075	0.075	0.075	0.30

Fiscal 2016

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Market price
High	$32.60	$24.56	$26.66	$24.61	$32.60
Low	23.51	18.69	18.93	21.00	18.69
Dividends declared	0.075	0.075	0.075	0.075	0.30

Stockholder Return Performance Graph

        The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock on May 31, 2012 to the Standard and Poor's ("S&P") 500 Index and the Proxy Peer Group.

Comparison of Cumulative Five Year Total Return

        The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market. The Company's Fiscal 2017 Proxy Peer Group companies are listed as follows:

Aerojet Rocketdyne Holdings, Inc.	KLX Inc.
Barnes Group Inc.	Moog Inc.
CACI International Inc	Rockwell Collins, Inc.
Crane Co.	Science Applications International Corporation
Cubic Corporation	Teledyne Technologies Incorporated
Curtiss-Wright Corporation	TransDigm Group Incorporated
Esterline Technologies Corporation	Triumph Group, Inc.
Heico Corporation	Wesco International, Inc.
Hexcel Corporation	Woodward, Inc.
Kaman Corporation

        The Company annually revisits the composition of the peer group to ensure that the Company's performance is measured against those of comparably-sized and situated companies. The mix of the Company's commercial and defense businesses presents a challenge in constructing a peer group, given that many defense contractors have substantially greater resources than the Company. No changes were made to the composition of the peer group for fiscal 2017.

Issuer Purchases of Equity Securities

        The following table provides information about purchases of shares of our common stock that we made during the quarter ended May 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
3/1/2017 - 3/31/2017	—	$—	—
4/1/2017 - 4/30/2017	96,050	33.47	96,050
5/1/2017 - 5/31/2017	—	—	—

Total	96,050	$33.47	96,050	$250,000,000

1
On July 10, 2017, our Board of Directors authorized a new stock repurchase program providing for the repurchase of up to $250 million of our common stock with no expiration date.

ITEM 6.    SELECTED FINANCIAL DATA
(In millions, except per share amounts)

	For the Year Ended May 31,
	2017	2016	2015	2014	2013
RESULTS OF OPERATIONS[1]
Sales	$1,767.6	$1,698.9	$1,621.4	$1,744.3	$1,842.6
Gross profit[2]	276.5	237.9	130.8	288.3	255.0
Operating income (loss)[2]	79.6	64.4	(41.4)	124.9	97.4
Loss on extinguishment of debt[3]	—	(0.4)	(44.9)	—	(0.3)
Interest expense	5.5	6.4	27.2	29.4	30.1
Income (Loss) from continuing operations	50.2	38.3	(73.9)	65.9	45.0
Income from discontinued operations[4]	6.3	9.4	84.1	7.0	10.0
Net income attributable to AAR	56.5	47.7	10.2	72.9	55.0

Share data:
Earnings per share—basic:
Earnings (Loss) from continuing operations	$1.47	$1.10	$(1.90)	$1.67	$1.13
Earnings from discontinued operations	0.19	0.27	2.16	0.18	0.25

Earnings per share—basic	$1.66	$1.37	$0.26	$1.85	$1.38

Earnings per share—diluted:
Earnings (Loss) from continuing operations	$1.45	$1.10	$(1.90)	$1.65	$1.13
Earnings from discontinued operations	0.19	0.27	2.14	0.18	0.25

Earnings per share—diluted	$1.64	$1.37	$0.24	$1.83	$1.38

Cash dividends declared per share	$0.30	$0.30	$0.30	$0.30	$0.30
Weighted average common shares outstanding—basic	33.9	34.4	39.1	38.6	38.3

Weighted average common shares outstanding—diluted	34.3	34.6	39.4	39.1	40.6

	May 31,
	2017	2016	2015	2014	2013
FINANCIAL POSITION[1]
Total cash and cash equivalents	$10.3	$31.2	$54.7	$89.2	$75.3
Working capital	553.4	540.3	456.9	645.4	585.1
Total assets	1,504.1	1,456.0	1,454.1	2,159.8	2,107.0
Total debt[3]	159.3	150.1	154.0	634.0	708.6
Equity[5]	914.2	865.8	845.1	1,000.7	919.5

Number of shares outstanding at end of year[5]	34.4	34.5	35.4	39.6	39.4

Book value per share of common stock	$26.58	$25.10	$23.87	$25.27	$23.34

  Notes:

1
During the first quarter of fiscal 2017, we decided to retain our composite manufacturing operations within our Expeditionary Services segment as a product line within our mobility products business. The Results of Operations and Financial Position data has been recast to reflect the classification of our composite manufacturing operations into continuing operations for all periods presented.

2
In fiscal 2015, we recognized $71.4 million in impairment charges and other losses related to product lines and inventories identified as underperforming or not part of our strategy going forward. These actions included aircraft in our aircraft lease portfolio, inventory in our supply chain and MRO operations, and certain aircraft and inventory in our expeditionary airlift business. We also recognized impairment charges of $25.6 million related to our composite manufacturing operations.

In fiscal 2013, we recorded a $29.8 million charge due to lower revenue and profit expectations on a contract supporting the KC-10 aircraft as a result of lower than expected flight hours of the KC-10 aircraft and changes to our anticipated recovery of costs in excess of amounts billed within this contract.

3
In fiscal 2015, we redeemed our $325 million 7.25% Senior Notes due 2022 for $370.6 million. We recognized a loss on extinguishment of debt of $44.9 million comprised of a make-whole premium of $45.6 million and unamortized deferred financing costs of $6.2 million, partially offset by an unamortized net premium of $6.9 million.

4
In fiscal 2015, we sold our Telair Cargo Group for $725 million resulting in a $198.6 million pre-tax gain. We also recognized impairment charges of $31.9 million in fiscal 2015 to reduce the carrying value of our metal machining business's net assets to their expected value at the time of sale.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions)

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated, depending on a variety of factors, including those factors discussed under Item 1A, "Risk Factors." Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General Overview

        We report our activities in two business segments: Aviation Services comprised of supply chain and maintenance, repair and overhaul ("MRO") activities and Expeditionary Services comprised of airlift and mobility activities.

        The Aviation Services segment consists of aftermarket support and services businesses that provide spares and maintenance support for aircraft operated by our commercial and government/defense customers. Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets. We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications. The segment also includes MRO of aircraft, landing gear and components. We also sell and lease used commercial aircraft through joint venture arrangements. Cost of sales consists principally of the cost of product, direct labor, and overhead.

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

        Beginning in fiscal 2015, we implemented a comprehensive strategic plan to narrow our strategy to focus on our best in class aviation and expeditionary services through our two business segments: Aviation Services and Expeditionary Services. We sold our Telair Cargo Group for cash of $714 million, resulting in pre-tax gains of $198.6 million in the fourth quarter of fiscal 2015 (and $27.7 million in the first quarter of fiscal 2016 from the receipt of contingent consideration). We used the proceeds from the sale in fiscal 2015 to reduce our total debt by $480 million and we returned capital to shareholders through $151.5 million in common stock repurchases and $12.5 million of dividends.

        In fiscal 2016, our Aviation Services segment succeeded in expanding customer relationships and securing new program work with multiple international carriers. In our Expeditionary Services segment, we completed the successful start-up of our new contract with the U.K. Ministry of Defence providing search and rescue services in the Falkland Islands. We maintained our focus on shareholder return through additional common stock repurchases of $18.8 million and dividends of $10.4 million.

        In fiscal 2017, we increased our Aviation Services segment revenues by securing additional flight hour component inventory management and repair programs from our commercial airline customers and investing in our capacity and business development resources. During fiscal 2017, our investment in business development resulted in the award of new contracts from commercial operators, including South African Airways, Air New Zealand, flydubai, CommutAir, Allegiant Air, Small Planet Airlines, Enter Air, SaudiGulf, and ASL Aviation Holdings. Also during fiscal 2017, we invested over $80 million in rotable assets to support our commercial aviation programs. We started to recognize revenue and income in fiscal 2017 on most of these contract awards and expect to continue the ramp-up in fiscal 2018.

        On September 1, 2016, the Department of State awarded AAR Airlift Group, Inc. the contract for INL/A Global Aviation Support Services. This contract will leverage our capabilities in aviation services, including flight operations, supply chain logistics, and other services. The potential duration of this contract is 11 years and the potential revenue stream, including all related task orders, is $10 billion. The incumbent contractor filed a protest that was denied by the United States Government Accountability Office in December 2016 and subsequently filed a separate protest with the United States Court of Federal Claims ("COFC"). The COFC stayed the contract award to AAR Airlift pending its decision on the protest. The COFC's decision on the protest is expected on or before October 31, 2017.

        In our Expeditionary Services segment, the government markets we serve in support of troop movements and related activities continue to be weak with revenue and earnings significantly lower than peak levels.

Business Trends and Outlook for Fiscal 2018

        Consolidated sales for fiscal 2017 increased $68.7 million or 4.0% compared to the prior year primarily due to an increase in sales of $60.4 million or 4.2% in our Aviation Services segment. This increase was driven by strong growth in our aviation supply chain activities including our recent contract awards for component inventory management and repair programs across both commercial and government customers. This growth was partially offset by the impact from the wind-down of our KC-10 program.

        Sales in the Expeditionary Services segment increased $8.3 million or 3.0% over the prior year as increased volumes continue to drive a recovery in our mobility business, however, these levels are still significantly below historical levels of performance for this business. In May 2017, the DoD awarded an indefinite-delivery/indefinite-quantity contract to AAR Airlift and other companies related to the re-compete for rotary-wing airlift services in Afghanistan. We did not receive task orders for this contract and have filed a protest with the DoD contesting the task orders awarded to our competitors.

        Our principal services under the KC-10 Program were completed in January 2017 with the wind-down expected to be complete in mid-fiscal 2018. Sales and gross profit for the KC-10 Program during fiscal 2017 were $110.6 million and $3.7 million, respectively.

        For fiscal 2018, we expect to see continued strength in our Aviation Services segment given its strong positions in the growing global aviation market. We believe there continues to be a favorable trend by both commercial and government and defense customers for comprehensive supply chain and maintenance programs, as these customers continue to seek ways to reduce their operating cost structure. In our Expeditionary Services segment, we are experiencing an increase in demand for our low-cost solutions, services, and products; however, the level of demand remains significantly below historical levels for these businesses.

        We remain in a strong financial position to further execute on our strategy as a best in class aviation and expeditionary services company. Our cash on hand plus unused capacity on our Revolving Credit Facility was $366 million at May 31, 2017. We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets. We continue to have the flexibility in our balance sheet allowing us to invest in our growth. As we generate positive cash flow, we will continue our past strategy of returning capital to our shareholders without hampering our future operating flexibility.

Results of Operations—Fiscal 2017 Compared with Fiscal 2016

        Sales and gross profit for our two business segments for the two years ended May 31, 2017 and 2016 were as follows:

	For the Year Ended May 31,
	2017	2016	% Change
Sales:
Aviation Services
Commercial	$1,114.9	$1,003.5	11.1%
Defense	370.5	421.5	(12.1)%

	$1,485.4	$1,425.0	4.2%

Expeditionary Services
Commercial	$55.1	$42.6	29.3%
Defense	227.1	231.3	(1.8)%

	$282.2	$273.9	3.0%

	For the Year Ended May 31,
	2017	2016	% Change
Gross Profit:
Aviation Services
Commercial	$183.3	$157.5	16.4%
Defense	62.9	72.3	(13.0)%

	$246.2	$229.8	7.1%

Expeditionary Services
Commercial	$8.7	$3.5	148.6%
Defense	21.6	4.6	369.6%

	$30.3	$8.1	274.1%

  Aviation Services Segment

        Sales in the Aviation Services segment increased $60.4 million or 4.2% over the prior year due to a $111.4 million or 11.1% increase in sales to commercial customers. The increase in sales to commercial customers was primarily attributable to higher volumes in aviation supply chain activities driven by new contract awards.

        During fiscal 2017, sales in this segment to government and defense customers decreased $51.0 million or 12.1% from the prior year. The decrease was primarily due to the wind-down of our KC-10 Program.

        Cost of sales in Aviation Services increased $44.0 million or 3.7% over the prior year which was in line with the sales increase discussed above. Gross profit in the Aviation Services segment increased $16.4 million or 7.1% over the prior year. Gross profit on sales to commercial customers increased $25.8 million or 16.4% over the prior year primarily driven by the higher volumes in aviation supply chain activities. The gross profit margin on sales to commercial customers increased to 16.4% compared to 15.7% in the prior year and was largely attributable to strong profitability growth in aviation supply chain activities.

        Gross profit in this segment on sales to government and defense customers decreased $9.4 million or 13.0% from the prior year primarily driven by the reduced services under our KC-10 Program. The gross profit margin decreased slightly from 17.2% to 17.0% primarily due to the decrease in volumes.

  Expeditionary Services Segment

        Sales in the Expeditionary Services segment increased $8.3 million or 3.0% over the prior year period primarily due to higher demand for our mobility products; however, these levels are still significantly below historical levels of performance for this business.

        Gross profit in the Expeditionary Services segment increased $22.2 million over the prior year period due to improved profitability for mobility products. During the first quarter of fiscal 2017, we sold certain assets related to our temperature-controlled container product line to Sonoco Protective Solutions, Inc. which resulted in a gain of $2.6 million.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $23.5 million in fiscal 2017 or 13.6% from the prior year primarily attributable to incremental investments in business development activities, including legal costs related to our defense of the INL/A contract award.

  Interest Expense

        Interest expense decreased $0.9 million in fiscal 2017 compared to the prior year primarily as a result of the retirement of our remaining convertible notes in fiscal 2016.

  Income Taxes

        Our fiscal 2017 effective income tax rate for continuing operations was 32.4% compared to 33.9% in the prior year. The effective income tax rate for fiscal 2017 includes a benefit of $2.2 million related to recognition of previously unrecognized uncertain tax positions. The effective income tax rate for fiscal 2016 includes a benefit of $1.3 million related to the correction of prior year immaterial errors.

Results of Operations—Fiscal 2016 Compared with Fiscal 2015

        Sales and gross profit for our two business segments for the two years ended May 31, 2016 and 2015 were as follows:

	For the Year Ended May 31,
	2016	2015	% Change
Sales:
Aviation Services
Commercial	$1,003.5	$985.7	1.8%
Defense	421.5	330.4	27.6%

	$1,425.0	$1,316.1	8.3%

Expeditionary Services
Commercial	$42.6	$43.4	(1.8)%
Defense	231.3	261.9	(11.7)%

	$273.9	$305.3	(10.3)%

	For the Year Ended May 31,
	2016	2015	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$157.5	$93.5	68.4%
Defense	72.3	50.3	43.7%

	$229.8	$143.8	59.8%

Expeditionary Services
Commercial	$3.5	$(25.6)	113.7%
Defense	4.6	12.6	(63.5)%

	$8.1	$(13.0)	162.3%

  Aviation Services Segment

        Sales in the Aviation Services segment increased $108.9 million or 8.3% over the prior year due to a $91.1 million or 27.6% increase in sales to government and defense customers. The increase in sales to government and defense customers was primarily attributable to increased volumes in aviation supply chain activities.

        During fiscal 2016, sales in this segment to commercial customers increased $17.8 million or 1.8% over the prior year primarily due to higher MRO sales of $49.8 million largely offset by lower volumes in aviation supply chain activities. In fiscal 2015, we sold our last two wholly-owned aircraft for $11.0 million.

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

        Gross profit in this segment on sales to government and defense customers increased $22.0 million or 43.7% over the prior year with aviation supply chain activities contributing the majority of the increase. Gross profit margin increased from 15.2% to 17.2% primarily due to these increased volumes.

  Expeditionary Services Segment

        Sales in the Expeditionary Services segment decreased $31.4 million or 10.3% from the prior year period. The decrease in sales was driven by a decrease of $31.5 million due to lower demand for mobility products. This decrease was principally related to lower demand from the DoD due to reduced troop activity.

        Cost of sales in Expeditionary Services decreased $52.5 million or 16.4% from the prior year primarily due to the decrease in sales volume and by charges and other actions in fiscal 2015 that did not occur in fiscal 2016. Fiscal 2015 cost of sales included impairment charges of $25.6 million related to our composite manufacturing operations and $8.9 million related to expeditionary airlift services for inventory, rotable assets and aircraft.

        Gross profit in the Expeditionary Services segment increased $21.1 million or 162.3% from the prior year primarily related to the impairment charges recorded in fiscal 2015 offset by lower sales of mobility products.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $0.8 million in fiscal 2016 or 0.5% from the prior year as fiscal 2015 included asset impairment charges on corporate assets of $3.5 million and severance costs of $1.7 million which did not occur in fiscal 2016. Incremental investments in business development activities in fiscal 2016 partially offset the benefit of the non-recurring fiscal 2015 costs.

  Loss on Extinguishment of Debt and Interest Expense

        On April 30, 2015, we redeemed our $325 million 7.25% Senior Notes due 2022 for $370.6 million. We recognized a loss on extinguishment of debt of $44.9 million comprised of a make-whole premium of $45.6 million and unamortized deferred financing costs of $6.2 million, partially offset by an unamortized net premium of $6.9 million. Interest expense decreased $20.8 million in fiscal 2016 primarily as a result of the redemption of the Senior Notes.

  Income Taxes

        Our fiscal 2016 effective income tax rate for continuing operations was 33.9% compared to 34.7% in the prior year period. The effective income tax rate for fiscal 2016 includes a benefit of $1.3 million related to the correction of prior year immaterial errors.

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

        At May 31, 2017, our liquidity and capital resources included cash of $10.3 million and working capital of $553.4 million.

        We maintain a Revolving Credit Facility with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders which provides the Company an aggregate revolving credit commitment amount of $500 million. The Company, under certain circumstances, has the ability to request an increase to the revolving credit commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.

        On November 1, 2016, we entered into an amendment to our Revolving Credit Facility which extended the maturity of the Revolving Credit Facility to November 1, 2021, eliminated the condition of no material adverse change for credit extensions and modified certain other provisions.

        Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

        Borrowings outstanding under the Revolving Credit Facility at May 31, 2017 were $131.0 million and there were approximately $13.6 million of outstanding letters of credit, which reduced the availability of this facility to $355.4 million. There are no other terms or covenants limiting the availability of this facility. We also had $9.6 million available under foreign lines of credit at May 31, 2017.

        At May 31, 2017, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows—Fiscal 2017 Compared with Fiscal 2016

Cash Flows from Operating Activities

        Net cash provided from operating activities—continuing operations was $24.2 million in fiscal 2017 compared to $32.6 million in fiscal 2016. The decrease of $8.4 million was primarily attributable to greater investments in equipment on or available for long-term lease in fiscal 2017. These investments primarily support new government program awards such as the U.S. Navy's C-40A fleet as well as new flight hour component inventory management and repair programs with commercial airline customers including South African Airways, Air New Zealand, and other operators.

Cash Flows from Investing Activities

        Net cash used in investing activities—continuing operations was $30.1 million in fiscal 2017 compared to $47.6 million in fiscal 2016. The prior year included higher capital expenditures, primarily in our Expeditionary Services segment. In fiscal 2016, we completed sale-leaseback transactions for two AW-189 rotary-wing aircraft which resulted in proceeds of $38.5 million.

        Net cash provided from investing activities—discontinued operations was $30.7 million in fiscal 2016 which included $28.3 of proceeds from contingent consideration related to our fiscal 2015 sale of Telair Cargo Group. In fiscal 2015, we received proceeds of $686.1 million after fees and expenses from the sale of Telair Cargo Group.

Cash Flows from Financing Activities

        Net cash used in financing activities—continuing operations was $12.1 million in fiscal 2017 compared to $38.4 million in fiscal 2016. The reduction in cash used in financing activities of $26.3 million was primarily attributable to an increase in net borrowings in fiscal 2017 compared to the prior year.

Cash Flows—Fiscal 2016 Compared with Fiscal 2015

Cash Flows from Operating Activities

        Net cash provided from operating activities—continuing operations was $32.6 million in fiscal 2016 compared to $86.4 million in fiscal 2015. The decrease of $53.8 million was primarily attributable to a decrease in accrued and other liabilities including income tax payments of $35.7 million in fiscal 2016.

        In addition, inventory and accounts receivable increased $31.5 million in Aviation Services driven by sales growth in fiscal 2016 of 8.3% over the prior fiscal year. The sales growth was principally due to new contract wins in aviation supply chain activities.

Cash Flows from Investing Activities

        Net cash used in investing activities—continuing operations was $47.6 million in fiscal 2016 compared to cash provided by investing activities—continuing operations of $7.2 million in fiscal 2015. The decrease of $54.8 million over the comparable prior period was attributable to additional capital expenditures in fiscal 2016 primarily in expeditionary airlift services. Proceeds from sale-leaseback transactions were $38.5 million and $40.3 million in fiscal 2016 and 2015, respectively.

        Net cash provided from investing activities—discontinued operations was $30.7 million in fiscal 2016 which included $28.3 of proceeds from contingent consideration related to our fiscal 2015 sale of Telair Cargo Group. In fiscal 2015, we received proceeds of $686.1 million after fees and expenses from the sale of Telair Cargo Group.

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

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2017 is as follows:

	Payments Due by Period
	Total	Due in Fiscal 2018	Due in Fiscal 2019	Due in Fiscal 2020	Due in Fiscal 2021	Due in Fiscal 2022	After Fiscal 2023
On Balance Sheet:
Debt	$25.0	$—	$25.0	$—	$—	$—	$—
Bank borrowings	131.0	—	—	—	—	131.0	—
Capital leases	3.3	1.9	1.2	0.2	—	—	—
Interest[1]	12.6	3.3	2.8	2.7	2.7	1.1	—
Off Balance Sheet:
Facilities and equipment operating leases	126.5	24.0	18.1	16.5	14.4	13.5	40.0
Purchase obligations[2]	273.0	231.2	37.7	1.4	2.7	—	—
Pension contribution[3]	9.5	9.5	—	—	—	—	—

Notes:

1
Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2017.

2
Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.

3
We anticipate contributing approximately $9.5 million to our pension plans during fiscal 2018 compared to contributions of $2.9 million in fiscal 2017. Our additional contributions in fiscal 2018 will provide the benefits of lower premiums payable to the Pension Benefit Guaranty Corporation and an increased income tax deduction.

        We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2017 was $13.6 million.

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

        As of May 31, 2017, we have five reporting units as defined by Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other with only four of the reporting units' assigned goodwill. Our four reporting units with goodwill include two in our Aviation Services segment (Aviation Supply Chain and Maintenance, Repair, and Overhaul) and two in our Expeditionary Services segment (Airlift and Mobility). We utilized the qualitative assessment approach for the two Aviation Services reporting units and the two-step quantitative approach for the two Expeditionary Services reporting units.

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

        In addition to the business plan specific assumptions, the expected long-term cash flow growth rates and weighted average cost of capital ("WACC") are significant assumptions in the valuations. The WACC for each reporting unit was comprised of a weighted blend of an estimated rate of return on equity (based on publicly traded companies with business and economic risk characteristics comparable to each of our reporting units, i.e., "Market Participants"), risk-free rate of return based on long-term U.S. Treasury Bond rates, an equity risk premium, and an after-tax rate of return on Market Participants' debt. There were no significant changes to the underlying methods used in fiscal 2017 as compared to the prior year reporting unit valuations.

        We performed the annual qualitative analysis for the two Aviation Services reporting units and concluded it was more likely than not that the fair value of each reporting unit exceeded their carrying values, and thus no impairment charge was recorded. Step one of the quantitative goodwill impairment test was completed for the two Expeditionary Services reporting units and the estimated fair value for each reporting unit exceeded its carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

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

        Due to the remote geographic locations where we operate our expeditionary airlift business and the nature of our fixed-wing and rotary-wing aircraft, carrying large quantities of aircraft support parts is necessary in order to ensure availability of parts for servicing our fleet of aircraft. We record an excess and obsolete reserve for parts when our quantity on hand exceeds our forecasted needs or when the parts have been deemed obsolete or beyond economical repair. In addition, changes in the utilization of our fleet can affect estimates associated with our provision for excess and obsolete parts.

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

        AAR uses discount rates to measure our benefit obligation and net periodic benefit cost for our pension plans. We used a broad population of Aa-rated corporate bonds as of May 31, 2017 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum outstanding of $50.0 million. This population of bonds was narrowed from a broader universe of over 500 Moody's Aa-rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and the bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the domestic plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

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

New Accounting Pronouncements

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU will also supersede certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year which will make the new standard effective for us beginning June 1, 2018. The ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We continue to gain an understanding of the standard's revenue recognition model and are in the process of analyzing and documenting our significant customer contracts to evaluate the potential impact of the adoption of this new ASU. We have not yet selected a transition method for adoption nor determined the potential effect on our accounting policies and consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, Leases. This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, including those classified as operating leases under the current accounting guidance. In addition, this ASU will require new qualitative and quantitative disclosures about the Company's leasing activities. This new standard will be effective for us beginning June 1, 2019 with early adoption permitted. This ASU requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are in the preliminary phases of assessing the effect of this ASU on our portfolio of leases. While this assessment continues, we have not yet selected a transition date nor have we determined the effect of this ASU on our consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends ASC Topic 718, Compensation—Stock Compensation. This ASU requires excess tax benefits or deficiencies for share-based payments be recorded in the period shares vest as income tax expense or benefit, rather than within Capital surplus. Cash flows related to excess tax benefits will be included in operating activities and will no longer be classified as a financing activity. This ASU will be effective for us beginning June 1, 2017 and no material impact on our financial statements is expected.

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

        A 10 percent increase in the average interest rate affecting our financial instruments, including the average outstanding balance of our debt obligations and related derivatives, would not have had a significant impact on our pre-tax income during fiscal 2017.

        Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations during fiscal 2017.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AAR CORP.:

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAR CORP. and subsidiaries as of May 31, 2017 and 2016, and the results of their operations, and their cash flows for each of the years in the three-year period ended May 31, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AAR CORP.'s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 12, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois July 12, 2017

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2017	2016	2015
	(In millions, except per share data)
Sales:
Sales from products	$956.6	$934.4	$916.7
Sales from services	811.0	764.5	704.7

	1,767.6	1,698.9	1,621.4

Costs and operating expenses:
Cost of products	800.7	787.4	891.0
Cost of services	690.4	673.6	599.6
Selling, general and administrative	196.7	173.2	172.4

	1,687.8	1,634.2	1,663.0

Earnings (Loss) from joint ventures	(0.2)	(0.3)	0.2

Operating income (loss)	79.6	64.4	(41.4)
Loss on extinguishment of debt	—	(0.4)	(44.9)
Interest expense	(5.5)	(6.4)	(27.2)
Interest income	0.2	0.3	0.3

Income (Loss) from continuing operations before provision for income taxes	74.3	57.9	(113.2)
Provision for income tax (benefit)	24.1	19.6	(39.3)

Income (Loss) from continuing operations	50.2	38.3	(73.9)
Income from discontinued operations attributable to AAR	6.3	9.4	84.1

Net income attributable to AAR	$56.5	$47.7	$10.2

Earnings per share—basic:
Earnings (Loss) from continuing operations	$1.47	$1.10	$(1.90)
Earnings from discontinued operations	0.19	0.27	2.16

Earnings per share—basic	$1.66	$1.37	$0.26

Earnings per share—diluted:
Earnings (Loss) from continuing operations	$1.45	$1.10	$(1.90)
Earnings from discontinued operations	0.19	0.27	2.14

Earnings per share—diluted	$1.64	$1.37	$0.24

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended May 31,
	2017	2016	2015
	(In millions)
Net income	$56.5	$47.7	$10.4
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax	(0.6)	—	(7.8)
Derivative instruments, net of tax expense of $1.4 in 2015	—	—	2.6
Unrecognized pension and post retirement costs, net of tax expense (benefit) of $2.8 in 2017, ($2.1) in 2016, and ($3.2) in 2015	5.1	(4.0)	(5.9)

Total other comprehensive income (loss), net of tax	4.5	(4.0)	(11.1)

Comprehensive income (loss)	61.0	43.7	(0.7)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(0.2)

Comprehensive income (loss) attributable to AAR	$61.0	$43.7	$(0.9)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2017	2016
	(In millions)
Current assets:
Cash and cash equivalents	$10.3	$31.2
Accounts receivable	251.4	248.3
Inventories	483.1	452.0
Rotable spares and equipment on or available for short-term lease	118.0	118.3
Deposits, prepaids and other	25.7	31.9

Total current assets	888.5	881.7

Property, plant and equipment, at cost:
Land	4.3	4.5
Buildings and improvements	100.1	99.5
Aircraft, equipment, furniture and fixtures	511.4	571.8

	615.8	675.8
Accumulated depreciation	(413.9)	(437.7)

	201.9	238.1

Other assets:
Goodwill	115.4	117.3
Intangible assets, net	32.8	35.8
Equipment on or available for long-term lease	159.6	81.1
Other	105.9	102.0

	413.7	336.2

	$1,504.1	$1,456.0

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2017	2016
	(In millions)
Current liabilities:
Current maturities of long-term debt	$2.0	$12.0
Accounts and trade notes payable	177.4	166.3
Accrued liabilities	155.7	163.1

Total current liabilities	335.1	341.4

Long-term debt, less current maturities	155.3	136.1
Deferred tax liabilities	37.2	34.3
Other liabilities and deferred income	62.3	78.4

	254.8	248.8

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,175,302 and 44,867,703 shares at cost, respectively	45.2	44.9
Capital surplus	460.8	451.3
Retained earnings	727.9	681.6
Treasury stock, 10,820,844 and 10,353,153 shares at cost, respectively	(279.8)	(267.6)
Accumulated other comprehensive loss	(39.9)	(44.4)

Total equity	914.2	865.8

	$1,504.1	$1,456.0

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2017

(In millions)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total AAR Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, May 31, 2014	$44.7	$436.4	$646.0	$(98.3)	$(29.3)	$999.5	$1.2	$1,000.7
Net income	—	—	10.2	—	—	10.2	0.2	10.4
Cash dividends	—	—	(11.9)	—	—	(11.9)	(0.6)	(12.5)
Stock option activity	—	2.1	—	4.2	—	6.3	—	6.3
Restricted stock activity	0.2	4.7	—	(0.7)	—	4.2	—	4.2
Repurchase of shares	—	—	—	(151.5)	—	(151.5)	—	(151.5)
Other	—	(0.6)	—	—	—	(0.6)	(0.8)	(1.4)
Other comprehensive income, net of tax	—	—	—	—	(11.1)	(11.1)	—	(11.1)

Balance, May 31, 2015	$44.9	$442.6	$644.3	$(246.3)	$(40.4)	$845.1	$—	$845.1
Net income	—	—	47.7	—	—	47.7	—	47.7
Cash dividends	—	—	(10.4)	—	—	(10.4)	—	(10.4)
Stock option activity	—	4.4	—	2.3	—	6.7	—	6.7
Restricted stock activity	—	4.5	—	(4.8)	—	(0.3)	—	(0.3)
Repurchase of shares	—	—	—	(18.8)	—	(18.8)	—	(18.8)
Other	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Other comprehensive loss, net of tax	—	—	—	—	(4.0)	(4.0)	—	(4.0)

Balance, May 31, 2016	$44.9	$451.3	$681.6	$(267.6)	$(44.4)	$865.8	$—	$865.8
Net income	—	—	56.5	—	—	56.5	—	56.5
Cash dividends	—	—	(10.2)	—	—	(10.2)	—	(10.2)
Stock option activity	—	3.1	—	8.9	—	12.0	—	12.0
Restricted stock activity	0.3	6.4	—	(1.3)	—	5.4	—	5.4
Repurchase of shares	—	—	—	(19.8)	—	(19.8)	—	(19.8)
Other comprehensive income, net of tax	—	—	—	—	4.5	4.5	—	4.5

Balance, May 31, 2017	$45.2	$460.8	$727.9	$(279.8)	$(39.9)	$914.2	$—	$914.2

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Year Ended May 31,
	2017	2016	2015
Cash flows provided from (used in) operating activities:
Net income	$56.5	$47.7	$10.4
Less: Income from discontinued operations	(6.3)	(9.4)	(84.3)

Income (Loss) from continuing operations	50.2	38.3	(73.9)
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and intangible amortization	52.9	51.1	58.0
Impairment charges	—	—	53.0
Amortization of stock-based compensation	11.0	6.7	7.4
Amortization of overhaul costs	18.1	20.8	23.2
Deferred tax provision (benefit)	0.6	4.8	(52.6)
Gain on sale of product line	(2.6)	—	—
Loss on extinguishment of debt	—	0.4	44.9
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(4.0)	(14.1)	(6.5)
Inventories	(18.8)	(24.6)	(29.2)
Rotable spares and equipment on or available for short-term lease	2.3	(7.4)	6.6
Equipment on or available for long-term lease	(82.5)	(10.2)	6.2
Accounts and trade notes payable	14.1	19.9	3.0
Accrued and other liabilities	3.3	(30.2)	46.4
Other, primarily program and overhaul costs	(20.4)	(22.9)	(0.1)

Net cash provided from operating activities—continuing operations	24.2	32.6	86.4
Net cash used in operating activities—discontinued operations	(2.4)	(0.5)	(129.4)

Net cash provided from (used in) operating activities	21.8	32.1	(43.0)
Cash flows used in investing activities:
Property, plant and equipment expenditures	(33.6)	(88.9)	(42.1)
Proceeds from asset disposals	18.7	45.1	46.8
Payments for acquisitions	(12.5)	(4.8)	(1.0)
Other	(2.7)	1.0	3.5

Net cash provided by (used in) investing activities—continuing operations	(30.1)	(47.6)	7.2
Net cash provided from investing activities—discontinued operations	—	30.7	682.0

Net cash provided from (used in) investing activities	(30.1)	(16.9)	689.2
Cash flows used in financing activities:
Short-term borrowings (repayments), net	21.0	60.0	(80.0)
Reduction in long-term borrowings	(10.0)	(70.6)	(394.8)
Cash dividends	(10.2)	(10.4)	(11.9)
Premium paid on early retirement of debt	—	—	(45.6)
Purchase of treasury stock	(19.8)	(18.8)	(151.5)
Other	6.9	1.4	6.3

Net cash used in financing activities—continuing operations	(12.1)	(38.4)	(677.5)
Net cash used in financing activities—discontinued operations	—	—	(0.6)

Net cash used in financing activities	(12.1)	(38.4)	(678.1)

Effect of exchange rate changes on cash	(0.5)	(0.3)	(2.6)

Decrease in cash and cash equivalents	(20.9)	(23.5)	(34.5)
Cash and cash equivalents, beginning of year	31.2	54.7	89.2

Cash and cash equivalents, end of year	$10.3	$31.2	$54.7

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

Revenue Recognition

        Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer. Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer. Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title. Under the majority of our expeditionary airlift services contracts, we are paid and record as revenue a fixed daily amount per aircraft for each day an aircraft is available to perform airlift services. In addition, we are paid and record as revenue an amount which is based on number of hours flown. Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer. We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer; all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites. Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services. Sales and related cost of sales for certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, based on the relationship of costs incurred to date to the estimated total costs. When our experience and projections indicate adjustments to the estimated margin are required, changes are recognized using the cumulative catch-up method with the impact of the change from inception to date recorded in the current period. Net favorable cumulative catch-up adjustments recognized during fiscal 2017, 2016, and 2015 were $8.5 million, $3.7 million, and $2.5 million, respectively.

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

        Included in accounts receivable as of May 31, 2017 and 2016, are $14.5 million and $29.8 million, respectively, of unbilled accounts receivable related to our KC-10 supply agreement. These unbilled accounts receivable relate to costs we have incurred on parts that were requested and accepted by our customer to support the program. These costs have not been billed by us because the customer has not issued the final paperwork necessary to allow for billing.

        In June 2016, the U.S. Air Force awarded the new contract for the KC-10 Extender Contractor Logistics Support Program ("KC-10 Program") to a competitor. Our principal services under the prior contract for the KC-10 Program were completed in January 2017; however, we expect limited services will continue for an unspecified period of time. Sales for the KC-10 Program during fiscal 2017, 2016 and 2015 were $110.6 million, $148.1 million, and $111.4 million, respectively. Gross profit for the KC-10 Program during fiscal 2017, 2016 and 2015 was $3.7 million, $12.0 million, and $4.5 million, respectively.

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

        As of May 31, 2017, we have five reporting units with only four of the reporting units assigned goodwill. Our four reporting units with goodwill include two in our Aviation Services segment (Aviation

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Supply Chain and Maintenance, Repair, and Overhaul) and two in our Expeditionary Services segment (Airlift and Mobility). We utilized the qualitative assessment approach for the two Aviation Services reporting units and the two-step quantitative approach for the two Expeditionary Services reporting units.

        We performed the annual qualitative analysis for the two Aviation Services reporting units and concluded it was more likely than not that the fair value of each reporting unit exceeded their carrying values, and thus no impairment charge was recorded. Step one of the quantitative goodwill impairment test was completed for the two Expeditionary Services reporting units and the estimated fair value for each reporting unit exceeded its carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

        We estimate the fair value of each Expeditionary Services reporting unit using an income approach based on discounted cash flows. The assumptions we used to estimate the fair value of these reporting units are based on historical performance, as well as forecasts used in our current business plan, and require considerable management judgment. We use a discount rate based on our consolidated weighted average cost of capital which is adjusted for each of our reporting units based on their specific risk and size characteristics. The fair value measurements used for our goodwill impairment testing use significant unobservable inputs, which reflect our own assumptions about the inputs that market participants would use in measuring fair value. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items.

        Changes in the carrying amount of goodwill by segment for fiscal 2017 and 2016 are as follows:

	Aviation Services	Expeditionary Services	Total
Balance as of May 31, 2015	$73.8	$49.7	$123.5
Acquisition	—	1.3	1.3
Deferred tax adjustments	(6.5)	—	(6.5)
Foreign currency translation adjustments	(1.0)	—	(1.0)

Balance as of May 31, 2016	66.3	51.0	117.3
Foreign currency translation adjustments	(1.9)	—	(1.9)

Balance as of May 31, 2017	$64.4	$51.0	$115.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$24.4	$(11.6)	$12.8
Developed technology	8.8	(4.7)	4.1
Lease agreements	22.5	(11.2)	11.3
FAA certificates	5.6	(2.3)	3.3
Trademarks	0.2	—	0.2

	61.5	(29.8)	31.7
Unamortized intangible assets:
Trademarks	1.1	—	1.1

	$62.6	$(29.8)	$32.8

	May 31, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$22.7	$(10.5)	$12.2
Developed technology	11.4	(4.6)	6.8
Lease agreements	21.5	(9.9)	11.6
FAA certificates	5.2	(1.5)	3.7
Trademarks	0.2	—	0.2

	61.0	(26.5)	34.5
Unamortized intangible assets:
Trademarks	1.3	—	1.3

	$62.3	$(26.5)	$35.8

        Customer relationships are being amortized over 10-20 years, developed technology is being amortized over 7-15 years, lease agreements are being amortized over 5-18 years, and the FAA certificates are being amortized over 20 years. Amortization expense recorded during fiscal 2017, 2016 and 2015 was $4.3 million, $4.4 million, and $4.6 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $4.5 million in 2018, $3.8 million in 2019, $3.5 million in 2020, $3.5 million in 2021 and $2.7 million in 2022.

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

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. Department of Defense and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. Department of Defense were $43.0 million and $43.7 million at May 31, 2017 and 2016, respectively. Additionally, included in accounts receivable as of May 31, 2017 and 2016, are $25.5 million and $42.4 million, respectively, of accounts receivable from a large defense contractor. We perform regular evaluations of customer payment experience, current financial condition, and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        The following is a summary of inventories:

	May 31,
	2017	2016
Raw materials and parts	$45.0	$46.3
Work-in-process	25.8	23.4
Aircraft and engine parts, components and finished goods	393.1	366.6
Aircraft held for sale and related support parts	19.2	15.7

	$483.1	$452.0

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

        During the fourth quarter of fiscal 2015, we entered into a sale-leaseback transaction for our two S-92 rotary-wing aircraft resulting in the recognition of a loss of $1.1 million. We received sales proceeds of $40.3 million in fiscal 2015 which were deferred as a sale-leaseback advance pending completion of the sale transactions. Both of the S-92 aircraft sales were completed in fiscal 2016 and the related leases ended in fiscal 2017.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Future rent due to us under non-cancelable leases during each of the next five fiscal years is $31.6 million in 2018, $31.3 million in 2019, $31.2 million in 2020, $30.6 million in 2021, and $30.6 million in 2022.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Supplemental Information on Cash Flows

        Supplemental information on cash flows is as follows:

	For the Year Ended May 31,
	2017	2016	2015
Interest paid	$4.4	$4.7	$42.7
Income taxes paid	12.7	35.7	105.6
Income tax refunds and interest received	1.3	1.3	12.1

        During fiscal 2017, treasury stock increased $12.2 million reflecting the repurchase of common shares of $19.8 million, restricted stock grants of $1.3 million and the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, of $8.9 million.

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

New Accounting Pronouncements

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU will also supersede certain cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year which will make the new standard effective for us beginning June 1, 2018. The ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We continue to gain an understanding of the standard's revenue recognition model and are in the process of analyzing and documenting our significant customer contracts to evaluate the potential impact of the adoption of this new ASU. We have not yet selected a transition method for

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

adoption nor determined the potential effect on our accounting policies and consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, Leases. This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, including those classified as operating leases under the current accounting guidance. In addition, this ASU will require new qualitative and quantitative disclosures about the Company's leasing activities. This new standard will be effective for us beginning June 1, 2019 with early adoption permitted. This ASU requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are in the preliminary phases of assessing the effect of this ASU on our portfolio of leases. While this assessment continues, we have not yet selected a transition date nor have we determined the effect of this ASU on our consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends ASC Topic 718, Compensation—Stock Compensation. This ASU requires excess tax benefits or deficiencies for share-based payments be recorded in the period shares vest as income tax expense or benefit, rather than within Capital surplus. Cash flows related to excess tax benefits will be included in operating activities and will no longer be classified as a financing activity. This ASU will be effective for us beginning June 1, 2017 and no material impact on our financial statements is expected.

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

        During fiscal 2015, we also announced our intention to sell our Precision Systems Manufacturing ("PSM") businesses comprised of our metal and composite machined and fabricated parts manufacturing operations. We recognized impairment charges of $57.5 million during fiscal 2015 to reduce the carrying value of the PSM business's net assets to their expected value at the time of sale.

        During the first quarter of fiscal 2017, we decided to retain our composite manufacturing operations within our Expeditionary Services segment as a product line within our mobility products business. As a result, we reclassified our composite manufacturing operations into continuing operations for all periods presented which included $25.6 million of impairment charges previously classified in discontinued operations which are now classified as Cost of products in our fiscal 2015 Consolidated Statement of Income. Also during the first quarter of fiscal 2017, we decided to shut down our metal machining operation which had been available for sale. The shutdown of the metal machining operation was completed prior to the end of the first quarter of fiscal 2017.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Discontinued Operations (Continued)

        Telair Cargo Group and PSM's metal machining operation are reported as discontinued operations in the Consolidated Statements of Income for all periods presented. No amounts for general corporate overhead were allocated to discontinued operations during the periods presented. Interest expense allocated to discontinued operations was $8.5 million for fiscal 2015. No interest expense was allocated to discontinued operations in fiscal 2017 and fiscal 2016.

        Liabilities of discontinued operations of $6.9 million and $12.5 million at May 31, 2017 and 2016, respectively, were classified as Accrued liabilities on the Consolidated Balance Sheet. Income from discontinued operations was comprised of the following:

	For the Year Ended May 31,
	2017	2016	2015
Sales	$0.6	$11.5	$259.2
Cost of sales	1.0	15.3	219.7
Selling, general and administrative expenses	1.2	3.0	26.9
Interest expense, net.	—	—	9.4

Operating income (loss) from discontinued operations	(1.6)	(6.8)	3.2
Gain on sale of Telair Cargo Group	—	27.7	198.6
PSM Impairment charges	—	—	(31.9)
Provision for income taxes (benefit)	(7.9)	11.5	85.6

Income from discontinued operations	6.3	9.4	84.3
Income attributable to noncontrolling interest	—	—	(0.2)

Income from discontinued operations attributable to AAR	$6.3	$9.4	$84.1

        During the third quarter of fiscal 2016, we recognized $2.8 million of income tax expense in discontinued operations related to changes in estimates associated with tax provision to federal income tax return filing differences.

        During the fourth quarter of fiscal 2017, we recognized an income tax benefit in discontinued operations of $6.7 million for an effective settlement of a previously reserved tax position.

        Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to our continuing operations.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

3. Financing Arrangements

Debt Outstanding

        A summary of the carrying amount of our debt is as follows:

	May 31,
	2017	2016
Revolving Credit Facility expiring November 1, 2021 with interest payable monthly	$131.0	$110.0
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Note payable due March 9, 2017 with floating interest rate, payable semi-annually on June 1 and December 1	—	10.0
Capital lease obligations	3.3	5.1

Total debt	159.3	150.1
Current maturities of debt	(2.0)	(12.0)
Debt issuance costs, net	(2.0)	(2.0)

Long-term debt	$155.3	$136.1

        At May 31, 2017, our variable rate and fixed rate debt had a fair value that approximates the carrying value of $156.0 million and are classified as Level 2 in the fair value hierarchy.

        During fiscal 2016, the Company entered into capital leases in the amount of $5.1 million related to new aircraft and IT equipment. We have omitted substantially all of the required disclosures as the capital leases are not material to our consolidated financial position or results of operations.

        We maintain a Revolving Credit Facility with various financial institutions, as lenders and Bank of America, N.A., as administrative agent for the lenders which provides the Company an aggregate revolving credit commitment amount of $500 million. The Company, under certain circumstances, has the ability to request an increase to the revolving credit commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.

        On November 1, 2016, we entered into an amendment to our Revolving Credit Facility which extended the maturity of the Revolving Credit Facility to November 1, 2021, eliminated the condition of no material adverse change for credit extensions and modified certain other provisions.

        Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

        Our financing arrangements also requires us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

3. Financing Arrangements (Continued)

Credit Facility. At May 31, 2017, we were in compliance with the financial and other covenants in our financing agreements.

        Borrowing activity under the Revolving Credit Facility during fiscal 2017, 2016 and 2015 is as follows:

	For the Year Ended May 31,
	2017	2016	2015
Maximum amount borrowed	$217.0	$200.0	$215.0
Average daily borrowings	175.5	134.2	140.7
Average interest rate during the year	1.77%	1.41%	1.69%

        We also have $9.6 million available under foreign lines of credit.

7.25% Senior Notes due 2022

        On April 30, 2015, we redeemed our $325 million 7.25% Senior Notes due 2022 for $370.6 million. We recognized a loss on extinguishment of debt of $44.9 million comprised of a make-whole premium of $45.6 million and unamortized deferred financing costs of $6.2 million, partially offset by an unamortized net premium of $6.9 million.

Convertible Notes

        The interest expense associated with the convertible notes, which were paid in full in the fourth quarter of fiscal 2016, was as follows:

	For the Year Ended May 31,
	2016	2015
Coupon interest	$0.6	$1.5
Amortization of deferred financing fees	0.1	0.1
Amortization of discount	1.3	2.4

Interest expense related to convertible notes	$2.0	$4.0

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

        Prior to the settlement, the derivatives instruments were classified as cash flow hedges with gains and losses on the derivative instruments included in other comprehensive loss. We recognized gains and losses

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Derivative Instruments and Hedging Activities (Continued)

on our derivative instruments as an adjustment to interest expense in the period the hedged interest payment affected earnings. We recognized a loss of $2.0 million in fiscal 2015 related to the reclassification of previously unrealized losses in accumulated other comprehensive loss.

5. Stock-Based Compensation

        We have granted stock-based awards under the AAR CORP. 2013 Stock Plan (the "2013 Stock Plan") and the AAR CORP. Stock Benefit Plan ("Stock Benefit Plan") each of which has been approved by our stockholders. No further awards will be made under the Stock Benefit Plan. Under the 2013 Stock Plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and are exercisable in three, four or five equal annual increments commencing one year after the date of grant. In addition to stock options, the 2013 Stock Plan also provides for the grant of restricted stock awards and performance-based restricted stock awards. The number of performance-based awards earned, subject to vesting, is based on achievement of certain Company-wide or segment financial goals or stock price targets. The 2013 Stock Plan also provides for the grant of stock appreciation units and restricted stock units; however, to date, no such awards have been granted.

        Restricted stock grants are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build a career with us. Restricted stock typically vests over periods of one to five years from date of grant. Restricted stock grants may be performance-based with vesting to occur over periods of three to five years. All restricted stock that has been granted and, if performance-based, earned according to performance criteria carries full dividend and voting rights, regardless of whether it has vested.

        Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee's employment terminates for any reason other than death, disability or retirement. Since inception, a total of 11,149,000 shares have been granted under the Stock Benefit Plan. Subsequent to stockholder approval of the 2013 Stock Plan, we have granted a total of 2,018,000 shares under the 2013 Stock Plan. All future stock awards will be made under the 2013 Stock Plan. There were 2,689,733 shares available for grant under the 2013 Stock Plan as of May 31, 2017.

Stock Options

        During fiscal 2017 and 2016, we granted stock options with respect to 687,000 shares and 488,767 shares, respectively. No stock options were granted during fiscal 2015. The weighted average fair value per share of stock options granted during fiscal 2017 and 2016 was $6.50 and $7.48, respectively. The fair value

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Stock-Based Compensation (Continued)

of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options Granted In Fiscal Year
	2017	2016
Risk-free interest rate	1.0%	1.6%
Expected volatility of common stock	36.8%	36.1%
Dividend yield	1.3%	1.1%
Expected option term in years	4.0	4.2

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

        A summary of stock option activity for the three years ended May 31, 2017 consisted of the following (shares in thousands):

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,096	$22.17	1,857	$21.05	2,753	$19.59
Granted	687	$24.10	489	$26.62	—	$—
Exercised	(396)	$20.07	(122)	$20.61	(793)	$15.98
Cancelled	(53)	$25.42	(128)	$24.47	(103)	$21.03

Outstanding at end of year	2,334	$23.02	2,096	$22.17	1,857	$21.05

Options exercisable at end of year	910	$21.97	837	$21.21	627	$21.78

        The total fair value of stock options that vested during fiscal 2017, 2016, and 2015 was $3.5 million, $2.7 million, and $3.1 million, respectively. The total intrinsic value of stock options exercised during fiscal 2017, 2016, and 2015 was $4.7 million, $1.0 million, and $11.1 million, respectively. The aggregate intrinsic value of options outstanding was $27.8 million and $7.4 million as of May 31, 2017 and 2016, respectively. The tax benefit realized from stock options exercised during fiscal 2017, 2016, and 2015 was $1.2 million, $0.2 million, and $2.4 million, respectively. Expense recognized in selling, general and administrative expenses for stock options during fiscal 2017, 2016, and 2015 was $4.6 million, $3.5 million, and $2.7 million, respectively. As of May 31, 2017, we had $5.5 million of unrecognized compensation expense related to stock options that will be amortized over an average period of 0.8 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Stock-Based Compensation (Continued)

        The following table provides additional information regarding stock options outstanding as of May 31, 2017 (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number Outstanding as of 5/31/17	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 5/31/17	Weighted- Average Exercise Price
$12.00 - $20.00	500	4.4	$14.02	349	$14.49
$20.01 - $26.00	1,305	7.6	$24.72	322	$25.44
$26.01 - $34.50	529	7.2	$27.36	239	$28.25

	2,334	6.8	$23.02	910	$21.97

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock. The performance-based awards are contingent upon the achievement of certain performance objectives, including cumulative net income and average return on capital over a three-year performance period. During fiscal 2017, 2016, and 2015, we granted 212,583, 119,929, and 188,125 of performance-based restricted shares, respectively. Time-based restricted shares of 39,100, 42,557, and 97,581 were granted to executives and key employees during fiscal 2017, 2016, and 2015, respectively. We also award time-based restricted stock to our non-employee directors as part of their annual compensation. Time-based restricted shares of 50,625, 47,083, and 45,000 were granted to members of the Board of Directors during fiscal 2017, 2016, and 2015, respectively.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Expense recognized in selling, general and administrative expenses for all restricted share programs during fiscal 2017, 2016, and 2015 was $6.4 million, $3.2 million, and $4.7 million, respectively.

        Restricted share activity during the fiscal year ended May 31, 2017 was as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2016	400	$25.61
Granted	302	$24.24
Vested	(98)	$21.98
Forfeited	(9)	$26.32

Nonvested at May 31, 2017	595	$25.93

        As of May 31, 2017 we had $5.5 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.1 years.

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

6. Income Taxes

        The provision for income tax (benefit) on income before taxes (benefit) includes the following components:

	For the Year Ended May 31,
	2017	2016	2015
Current:
Federal	$20.2	$10.6	$11.4
State	0.2	0.4	0.4
Foreign	3.1	3.8	1.5

	23.5	14.8	13.3
Deferred	0.6	4.8	(52.6)

	$24.1	$19.6	$(39.3)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% for fiscal 2017, 2016, and 2015 to income before taxes (benefit), due to the following:

	For the Year Ended May 31,
	2017	2016	2015
Provision for income tax (benefit) at the federal statutory rate	$26.0	$20.3	$(39.6)
State income taxes, net of federal benefit and refunds	0.2	0.2	0.2
Federal adjustments	0.1	0.4	0.1
State net operating losses	(5.7)	(1.1)	(0.1)
Valuation allowance for state deferred tax assets	5.7	1.1	0.1
Prior period adjustments	—	(1.3)	—
Effective settlement of prior tax position	(2.2)	—	—

Provision for income tax (benefit)	$24.1	$19.6	$(39.3)

        During the third quarter of fiscal 2016, we completed a reconciliation of our tax basis assets and liabilities and an analysis of our income tax payable which identified prior year immaterial errors netting to $0.2 million with $1.5 million recognized as income tax expense in discontinued operations and $1.3 million recognized as income tax benefit within income from continuing operations.

        Income (Loss) before provision for income tax (benefit) includes the following components:

	For the Year Ended May 31,
	2017	2016	2015
Domestic	$54.9	$44.7	$(124.4)
Foreign	19.4	13.2	11.2

	$74.3	$57.9	$(113.2)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes. Our deferred tax liabilities and assets consist of the following components:

	May 31,
	2017	2016
Deferred tax assets:
Inventory costs	$21.3	$19.9
Impairments	5.6	9.4
Advanced billings	1.7	11.1
Postretirement benefits	6.8	12.0
Employee benefits	12.3	10.0
State NOLs, tax credits and incentives	9.4	6.5
Other	1.7	0.6

Total deferred tax assets	58.8	69.5
Valuation allowance	(10.4)	(4.7)

Total deferred tax assets net of valuation allowance	48.4	64.8

Deferred tax liabilities:
Tangible and intangible assets	(85.5)	(99.0)
Other	(0.1)	(0.1)

Total deferred tax liabilities	(85.6)	(99.1)

Net deferred tax liabilities	$(37.2)	$(34.3)

        As of May 31, 2017, we have determined that the realization of our deferred tax assets is more likely than not and that a valuation allowance is not required except for certain state deferred tax assets, net operating losses and credits. The change in the valuation allowance was primarily the result of state net operating losses in subsidiaries that are not expected to be utilized. The net operating losses have carry forward periods that range from 5 to 20 years. Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the majority of the deferred tax assets.

        Income tax payable at May 31, 2017 and 2016 was $12.3 million and $1.1 million, respectively and is included in Accrued Liabilities on the Consolidated Balance Sheets.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	For the Year Ended May 31,
	2017	2016	2015
Balance, beginning of year	$12.9	$2.2	$2.2
Additions for tax positions of prior years	0.4	10.7	—
Effective settlement of prior tax position	(8.9)	—	—

Balance, end of year	$4.4	$12.9	$2.2

        In fiscal 2017, the reserve for unrecognized tax benefits decreased primarily as a result of effective settlement of tax positions for prior tax years which occurred upon the settlement of an IRS examination. Income tax expense in fiscal 2017 included a benefit of $2.2 million and discontinued operations included a benefit of $6.7 million for these effective settlements.

        All of our unrecognized tax benefits as of May 31, 2017 and 2016 would be recorded as a component of income tax expense or income from discontinued operations, if recognized. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        Fiscal years 2015 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Earnings Per Share (Continued)

        The following tables provide a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2017 (shares in millions).

	For the Year Ended May 31,
	2017	2016	2015
Basic and Diluted EPS:
Income (Loss) from continuing operations	$50.2	$38.3	$(73.9)
Less income attributable to participating shares	(0.5)	(0.4)	(0.3)

Income (Loss) from continuing operations attributable to common shareholders	49.7	37.9	(74.2)
Income from discontinued operations attributable to common shareholders	6.3	9.4	84.1

Net income attributable to common shareholders for earnings per share	$56.0	$47.3	$9.9

Weighted average common shares outstanding—basic	33.9	34.4	39.1
Additional shares from assumed exercise of stock options	0.4	0.2	0.3

Weighted average common shares outstanding—diluted	34.3	34.6	39.4

Earnings per share—basic:
Earnings (Loss) from continuing operations	$1.47	$1.10	$(1.90)
Earnings from discontinued operations	0.19	0.27	2.16

Earnings per share—basic	$1.66	$1.37	$0.26

Earnings per share—diluted:
Earnings (Loss) from continuing operations	$1.45	$1.10	$(1.90)
Earnings from discontinued operations	0.19	0.27	2.14

Earnings per share—diluted	$1.64	$1.37	$0.24

        At May 31, 2017, 2016 and 2015, respectively, outstanding options to purchase 11,200 shares, 1,374,200 shares, and 168,200 shares of common stock were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the period then ended.

8. Employee Benefit Plans

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

year ended May 31, 2017 was 4.5%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service.

        We also have a defined benefit pension plan covering certain employees in the Netherlands. Benefit formulas are based generally on years of service and compensation.

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

        The change to our projected benefit obligation and the fair value of our plan assets for our pension plans in the United States and other countries was as follows:

	May 31,
	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$145.7	$144.9
Service cost	2.5	2.5
Interest cost	4.2	4.5
Participant contributions	0.3	0.3
Net actuarial gain	(2.0)	(1.1)
Benefit payments	(6.0)	(6.0)
Foreign currency translation adjustment	0.7	0.6

Projected benefit obligation at end of year	$145.4	$145.7

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$111.0	$115.8
Actual return on plan assets	9.9	(3.0)
Employer contributions	2.9	3.4
Participant contributions	0.3	0.3
Benefit payments	(6.0)	(6.0)
Foreign currency translation adjustment	0.7	0.5

Fair value of plan assets at end of year	$118.8	$111.0

Funded status at end of year	$(26.6)	$(34.7)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	May 31,
	2017	2016
Accrued liabilities	$(2.7)	$(3.8)
Other liabilities and deferred income	(23.9)	(30.9)

Funded status at end of year	$(26.6)	$(34.7)

        Amounts recognized in accumulated other comprehensive loss at May 31, 2017 and 2016, respectively, consisted of the following:

	May 31,
	2017	2016
Actuarial loss	$58.8	$66.4
Prior service credit	(0.4)	(0.4)

Total	$58.4	$66.0

        For all of our pension plans, both the projected benefit obligation and the accumulated benefit obligation are in excess of the individual plans' assets. The accumulated benefit obligation for all pension plans was $140.0 million as of both May 31, 2017 and 2016.

Net Periodic Benefit Cost

        Pension expense charged to the Consolidated Statements of Income includes the following components:

	For the Year Ended May 31,
	2017	2016	2015
Service cost	$2.5	$2.5	$2.0
Interest cost	4.2	4.5	4.8
Expected return on plan assets	(6.5)	(6.5)	(6.0)
Curtailment	—	—	0.2
Amortization of prior service cost	—	0.1	0.2
Recognized net actuarial loss	2.4	2.4	1.8

	$2.6	$3.0	$3.0

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        The estimated amounts to be amortized from accumulated other comprehensive loss into expense during fiscal 2018 are as follows:

Net actuarial loss	$2.3
Prior service cost	—

Total	$2.3

Assumptions

        The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted-average assumptions used in the measurement of our projected benefit obligations:

	May 31,
	2017	2016
Discount rate:
Domestic plans	3.82%	3.83%
International plan	2.00	1.90
Rate of compensation increase:
Domestic plans	2.50%	2.50%
International plan	3.00	3.00

        A summary of the weighted-average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2017	2016	2015
Discount rate:
Domestic plans	3.83%	4.15%	4.23%
International plan	1.90	1.90	1.90
Rate of compensation increase:
Domestic plans	2.50%	2.50%	2.50%
International plan	3.00	3.00	3.00
Expected long-term rate on plan assets:
Domestic plans	7.25%	7.25%	7.50%
International plan	4.00	4.00	4.00

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2017	2016
Equity securities	62%	59%	45 - 75%
Fixed income securities	16	17	15 - 25%
Other	22	24	0 - 25%

	100%	100%

        The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974. The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2017. The use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks, and fund-of-funds hedge funds. The assets of the non-domestic plan are invested in funds-of-funds where each fund holds a portfolio of equity and fixed income mutual funds.

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

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2017:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
U.S. mutual funds	$30.6	$—	$—	$30.6
International mutual funds	9.5	—	—	9.5
Fixed income:
Government securities and corporate bond mutual funds	10.1	—	—	10.1
Funds-of-funds	—	51.6	7.3	58.9
Hedge funds	—	—	6.8	6.8
Cash and cash equivalents	2.9	—	—	2.9

Total investments	$53.1	$51.6	$14.1	$118.8

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

        The following table presents the reconciliation of Level 3 pension assets measured at fair value for the fiscal years ended May 31, 2017 and 2016:

	Hedge Funds	Fund-of-funds	Total
Balance as of May 31, 2015	$7.1	$8.0	$15.1
Return on plan assets related to assets still held at May 31, 2016	(0.5)	(0.5)	(1.0)

Balance as of May 31, 2016	6.6	7.5	14.1
Sales	—	(0.8)	(0.8)
Return on plan assets related to assets still held at May 31, 2017	0.2	0.6	0.8

Balance as of May 31, 2017	$6.8	$7.3	$14.1

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

Future Benefit Payments and Funding

        The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
	2018	2019	2020	2021	2022	2023 to 2027
Estimated future pension payments	$8.9	$5.6	$6.2	$5.9	$5.9	$35.0

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. For our Netherlands pension plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $9.5 million to our pension plans during fiscal 2018.

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plan is unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $0.7 million and $0.9 million as of May 31, 2017 and 2016, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan that is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Our contributions vest on a pro-rata basis during the first three years of employment. We also provide profit sharing benefits for certain executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to the Consolidated Statements of Income for our matching contributions, including profit sharing contributions, was $12.7 million in fiscal 2017, $11.2 million in fiscal 2016 and $12.1 million in fiscal 2015 for these plans.

9. Accumulated Other Comprehensive Loss

        Changes in our accumulated other comprehensive loss ("AOCL") by component for each of the years in the three-year period ended May 31, 2017 were as follows:

	Currency Translation Adjustments	Pension Plans	Derivative Instruments	Total
Balance as of June 1, 2014	$8.7	$(35.4)	$(2.6)	$(29.3)
Other comprehensive income (loss) before reclassifications	(56.9)	(7.9)	0.6	(64.2)
Sale of Telair Cargo Group	49.1	0.6	—	49.7
Amounts reclassified from AOCL	—	1.4	2.0	3.4

Total other comprehensive income (loss)	(7.8)	(5.9)	2.6	(11.1)

Balance as of May 31, 2015	0.9	(41.3)	—	(40.4)
Reclassifications within AOCL	(2.0)	2.0	—	—
Other comprehensive income (loss) before reclassifications	—	(5.6)	—	(5.6)
Amounts reclassified from AOCL	—	1.6	—	1.6

Total other comprehensive loss	—	(4.0)	—	(4.0)

Balance as of May 31, 2016	(1.1)	(43.3)	—	(44.4)
Other comprehensive loss before reclassifications	(0.6)	3.5	—	2.9
Amounts reclassified from AOCL	—	1.6	—	1.6

Total other comprehensive income (loss)	(0.6)	5.1	—	4.5

Balance as of May 31, 2017	$(1.7)	$(38.2)	$—	$(39.9)

10. Aircraft Portfolio

Aircraft Owned with Joint Venture Partners

        We have ownership interests in two aircraft with joint venture partners at May 31, 2017 which are available for lease or sale to commercial air carriers. Our equity investment was approximately $10.7 million and $15.0 million as of May 31, 2017 and 2016, respectively, and is included in Other noncurrent assets on the Consolidated Balance Sheet. Our aircraft joint ventures primarily include

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

10. Aircraft Portfolio (Continued)

investments in limited liability companies that are accounted for under the equity method of accounting. For our aircraft joint ventures accounted for under the equity method of accounting, our membership interest is 50%, and the primary business of these joint ventures is the acquisition, ownership, lease and disposition of certain commercial aircraft. Aircraft were purchased with cash contributions by the members of the joint ventures and debt financing provided on a limited recourse basis. Under the terms of servicing agreements with certain of the joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During fiscal 2017, 2016 and 2015, we were paid $1.2 million, $0.9 million and $0.1 million, respectively, for such services. The income tax benefit or expense related to the operations of the joint ventures is recorded by the member companies.

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

11. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby we sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease. Net proceeds from the sale of the facility were $14.0 million and the cost and related accumulated depreciation of the facility of $9.5 million and $4.6 million, respectively, were removed from the Consolidated Balance Sheet at the time of sale. The gain realized on the sale of $9.1 million has been deferred and is being amortized over the 20-year lease term. As of May 31, 2017 and 2016, the unamortized balance of the deferred gain was approximately $2.9 million and $3.4 million, respectively, and is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

        During the fourth quarter of fiscal 2015, we entered into a sale-leaseback transaction for our two S-92 rotary-wing aircraft resulting in the recognition of a loss of $1.1 million. We received sales proceeds of $40.3 million in fiscal 2015 which were deferred as a sale-leaseback advance pending completion of the sale transactions. Both of the S-92 aircraft sales were completed in fiscal 2016 and the related leases ended in fiscal 2017.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

11. Commitments and Contingencies (Continued)

        In addition to the leases described above, we lease other facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2034. Future minimum payments under all operating leases at May 31, 2017 are as follows:

2018	$24.0
2019	18.1
2020	16.5
2021	14.4
2022	13.5
2023 and thereafter	40.0

        Rental expense for facilities and equipment during fiscal years 2017, 2016, and 2015 was $31.9 million, $33.5 million, and $33.7 million, respectively.

        We enter into purchase obligations which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $231.2 million in 2018, $37.7 million in 2019, $1.4 million in 2020, $2.7 million in 2021 and none in 2022.

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2017 was approximately $13.6 million.

        We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

12. Other Noncurrent Assets

        At May 31, 2017 and 2016, other noncurrent assets consisted of the following:

	May 31,
	2017	2016
Assets under deferred compensation plan	$32.1	$28.8
Costs in excess of billings	19.1	14.9
Cash surrender value of life insurance	17.8	17.7
Investments in joint ventures	15.0	17.6
License fees	14.4	15.5
Other	7.5	7.5

	$105.9	$102.0

License Fees

        In June 2011, we entered into a ten-year agreement with Unison Industries to be the exclusive worldwide aftermarket distributor for Unison's electrical components, sensors, switches and other systems

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

12. Other Noncurrent Assets (Continued)

for aircraft and industrial uses. In connection with the agreement, we agreed to pay Unison Industries $20.0 million for the exclusive distribution rights with $7.0 million paid in June 2011 and $1.3 million payable by January 31 of each calendar year beginning in January 2012 through 2021.

        As of May 31, 2017 and 2016, the unamortized balance of the license is $7.2 million and $8.8 million, respectively, and is being amortized over a ten-year period. The current portion of the deferred payments of $1.3 million is recorded in Accrued liabilities and the long-term portion of $3.2 million is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

13. Acquisitions

        On April 10, 2017, we acquired the trading business of ACLAS Global Limited ("ACLAS"). In conjunction with the acquisition, we entered into a multi-year component support and repair contract covering approximately 100 of ACLAS' aircraft. The purchase price of the acquisition was $12.0 million paid at closing with $3.0 million in deferred consideration payable over the next three years. This business operates as part of our Aviation Services segment.

        The amounts recorded for certain assets are preliminary in nature and are subject to adjustment as additional information is obtained about their acquisition date fair value. The final determination of the fair values will be completed within the one year measurement period. The preliminary fair value of assets acquired is as follows:

Inventory	$5.0
Equipment on or available for long-term lease	7.0
Intangible assets	3.0

Assets acquired	$15.0

        On December 4, 2015, we acquired certain assets of Vantem Modular LLC, which designs, manufactures, and distributes modular shelters. The purchase price of the acquisition was $4.8 million paid at closing with future royalties of up to $5.0 million. This business operates as part of our Expeditionary Services segment.

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

        The Aviation Services segment consists of aftermarket support and services businesses that provide spares and maintenance support for aircraft operated by our commercial and government/defense customers. Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets. We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications. The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components. Cost of sales consists principally of the cost of product, direct labor, and overhead.

        The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. DoD, foreign governments and non-governmental organizations. Sales in the Expeditionary Services segment are derived from the delivery of airlift services to mostly government and defense customers and the design and manufacture of pallets, shelters, and containers used to support the U.S. military's requirements for a mobile and agile force. We also provide engineering, design, and system integration services for specialized command and control systems and design and manufacture advanced composite materials for commercial, business and military aircraft. Cost of sales consists principally of aircraft maintenance costs, depreciation, the cost of material to manufacture products, direct labor and overhead.

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

        Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2017	2016	2015
Net sales:
Aviation Services	$1,485.4	$1,425.0	$1,316.1
Expeditionary Services	282.2	273.9	305.3

	$1,767.6	$1,698.9	$1,621.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

	For the Year Ended May 31,
	2017	2016	2015
Gross profit (loss):
Aviation Services	$246.2	$229.8	$143.8
Expeditionary Services	30.3	8.1	(13.0)

	$276.5	$237.9	$130.8

	May 31,
	2017	2016	2015
Total assets:
Aviation Services	$1,057.0	$944.8	$919.0
Expeditionary Services	338.8	384.8	406.0
Corporate and discontinued operations	108.3	126.4	129.1

	$1,504.1	$1,456.0	$1,454.1

	For the Year Ended May 31,
	2017	2016	2015
Capital expenditures:
Aviation Services	$15.0	$16.4	$8.7
Expeditionary Services	10.4	50.4	20.3
Corporate	8.2	22.1	13.1

Total continuing operations	33.6	88.9	42.1
Discontinued operations	—	0.1	4.2

	$33.6	$89.0	$46.3

	For the Year Ended May 31,
	2017	2016	2015
Depreciation and amortization:[1]
Aviation Services	$30.8	$26.2	$28.9
Expeditionary Services	22.2	24.9	26.9
Corporate	10.9	6.7	9.6

Total continuing operations	63.9	57.8	65.4
Discontinued operations	—	—	11.5

	$63.9	$57.8	$76.9

1
Includes depreciation and amortization of stock-based compensation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

        The following table reconciles segment gross profit to income (loss) from continuing operations before provision for income taxes.

	For the Year Ended May 31,
	2017	2016	2015
Segment gross profit	$276.5	$237.9	$130.8
Selling, general and administrative	(196.7)	(173.2)	(172.4)
Earnings (Loss) from joint ventures	(0.2)	(0.3)	0.2
Loss on extinguishment of debt	—	(0.4)	(44.9)
Interest expense	(5.5)	(6.4)	(27.2)
Interest income	0.2	0.3	0.3

Income (Loss) from continuing operations before provision for income taxes	$74.3	$57.9	$(113.2)

        The U.S. Department of Defense, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years. Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2017	2016	2015
Aviation Services	$260.2	$301.1	$237.3
Expeditionary Services	194.6	222.5	258.3

	$454.8	$523.6	$495.6

Percentage of total sales	25.7%	30.8%	30.6%

        Sales by type of product/service was as follows:

	For the Year Ended May 31,
	2017	2016	2015
Aviation supply chain	$998.7	$903.2	$847.6
Maintenance, repair and overhaul services	486.7	521.8	468.5
Expeditionary airlift services	176.8	173.4	173.3
Mobility products	105.4	100.5	132.0

	$1,767.6	$1,698.9	$1,621.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

Geographic Data

	May 31,
	2017	2016
Long-lived assets:
United States	$452.8	$489.9
Europe	122.5	73.1
Other	40.3	11.3

	$615.6	$574.3

        Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries) were approximately $618.8 million (35.0% of total sales), $494.6 million (29.1% of total sales) and $538.9 million (33.2% of total sales) in fiscal 2017, 2016 and 2015, respectively.

15. Legal Proceedings

        We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

DynCorp International LLC v. AAR Airlift Group, Inc.

        On September 5, 2015, DynCorp International LLC ("DynCorp") filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division (the "District Court"), accusing AAR Airlift Group, Inc. ("AAR Airlift"), a wholly-owned subsidiary of AAR CORP., of misappropriation of DynCorp information, including trade secrets, and other related allegations. DynCorp's complaint, which sought damages in an unspecified amount and a preliminary injunction, alleged that AAR Airlift engaged in this conduct in connection with the submission of proposals in response to the solicitation issued by the U.S. Department of State ("DOS") Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL/A") in support of the Global Aviation Support Services program. The INL/A contract was subsequently awarded to AAR Airlift on September 1, 2016 as described below under "Court of Federal Claims INL/A Proceeding".

        The District Court denied DynCorp's preliminary injunction motion, and on October 19, 2015, DynCorp filed an amended complaint with the District Court. On January 14, 2016, the District Court granted AAR Airlift's motion to dismiss DynCorp's amended complaint. On February 2, 2016, DynCorp appealed the District Court's order to the United States Court of Appeals for the Eleventh Circuit (the "Eleventh Circuit").

        On November 21, 2016, the Eleventh Circuit reversed in part the District Court's dismissal of the amended complaint and remanded the case to the District Court for further proceedings. The District Court set a discovery schedule that ends September 1, 2017 and a trial date of April 2, 2018.

        On June 16, 2017, the District Court granted AAR Airlift's motion to stay the legal proceeding against AAR Airlift. The stay will remain in effect until the earlier of (a) November 1, 2017 or (b) the entry of a decision of the United Stated Court of Federal Claims ("COFC"), on DynCorp's protest of the award of

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

15. Legal Proceedings (Continued)

the INL/A contract to AAR Airlift. The District Court's stay immediately halted all discovery and other activity in the DynCorp lawsuit.

        AAR Airlift will continue to defend itself vigorously against DynCorp's lawsuit, which it believes is entirely without merit.

16. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2017 and 2016 is as follows:

Fiscal 2017

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$404.8	$423.8	$446.7	$492.3	$1,767.6
Gross profit	61.5	66.2	69.0	79.8	276.5
Income from continuing operations	9.9	12.1	13.1	15.1	50.2
Income (Loss) from discontinued operations	(0.4)	—	0.6	6.1	6.3
Net income	9.5	12.1	13.7	21.2	56.5
Earnings (Loss) per share—basic:(1)
Continuing operations	0.29	0.35	0.39	0.44	1.47
Discontinued operations	(0.01)	—	0.02	0.18	0.19
Earnings per share—basic	0.28	0.35	0.41	0.62	1.66
Earnings (Loss) per share—diluted:(1)
Continuing operations	0.29	0.35	0.38	0.44	1.45
Discontinued operations	(0.01)	—	0.02	0.18	0.19
Earnings per share—diluted	0.28	0.35	0.40	0.62	1.64

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

16. Selected Quarterly Data (Unaudited) (Continued)

Fiscal 2016

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$386.7	$431.5	$412.1	$468.6	$1,698.9
Gross profit	53.9	59.1	59.3	65.6	237.9
Income from continuing operations	7.4	9.2	9.9	11.8	38.3
Income (Loss) from discontinued operations(2)	15.5	(1.2)	(5.1)	0.2	9.4
Net income	22.9	8.0	4.8	12.0	47.7
Earnings (Loss) per share—basic:(1)
Continuing operations	0.21	0.26	0.29	0.35	1.10
Discontinued operations	0.44	(0.03)	(0.15)	—	0.27
Earnings per share—basic	0.65	0.23	0.14	0.35	1.37
Earnings (Loss) per share—diluted:(1)
Continuing operations	0.21	0.26	0.29	0.34	1.10
Discontinued operations	0.44	(0.03)	(0.15)	—	0.27
Earnings per share—diluted	0.65	0.23	0.14	0.34	1.37

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

17. Allowance for Doubtful Accounts

	May 31,
	2017	2016	2015
Balance, beginning of year	$4.0	$5.8	$6.2
Provision charged to operations	2.4	0.3	1.7
Deductions for accounts written off, net of recoveries	(0.6)	(2.1)	(1.6)
Sale of Telair Cargo Group	—	—	(0.4)
Reclassification to assets of discontinued operations	—	—	(0.1)

Balance, end of year	$5.8	$4.0	$5.8

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2017, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

        There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2017.

        KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AAR CORP.:

        We have audited AAR CORP.'s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AAR CORP.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, AAR CORP. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AAR CORP. and subsidiaries as of May 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2017, and our report dated July 12, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
July 12, 2017

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about Our Director Nominees and Our Continuing Directors" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Supplemental Item: Executive Officers of the Registrant" following Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "Corporate Governance—Board Committees" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Business Ethics and Conduct" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption "Corporate Governance—Director Nominations and Qualifications" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the following captions: (a) "Executive Compensation—Compensation Committee's Report on Executive Compensation for Fiscal 2017," (b) "Executive Compensation—Summary Compensation Table," (c) "Executive Compensation—Fiscal 2017 Grants of Plan-Based Awards," (d) "Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table," (e) "Executive Compensation—Fiscal 2017 Option Exercises and Stock Vested," (f) "Executive Compensation—Fiscal 2017 Pension Benefits," (g) "Executive Compensation—Fiscal 2017 Non-Qualified Deferred Compensation," (h) "Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control of the Company," (i) "Corporate Governance—Director Compensation," and (j) "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

        The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Corporate Governance—Director Independence" and "Corporate Governance—Related Person Transaction Policy" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

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

ITEM 16.    FORM 10-K SUMMARY

        Not applicable.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AAR CORP. (Registrant)
Date: July 12, 2017	BY:	/s/ DAVID P. STORCH David P. Storch Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. STORCH David P. Storch	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ TIMOTHY J. ROMENESKO Timothy J. Romenesko	Vice Chairman and Chief Financial Officer; Director (Principal Financial Officer)
/s/ JOHN M. HOLMES John M. Holmes	President and Chief Operating Officer; Director
/s/ ERIC S. PACHAPA Eric S. Pachapa	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ ANTHONY K. ANDERSON Anthony K. Anderson	Director
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director
/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	July 12, 2017
/s/ JAMES E. GOODWIN James E. Goodwin	Director
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ DUNCAN J. MCNABB Duncan J. McNabb	Director
/s/ PETER PACE Peter Pace	Director
/s/ JENNIFER L. VOGEL Jennifer L. Vogel	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
/s/ RONALD B. WOODARD Ronald B. Woodard	Director

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[7]
		3.2	By-Laws, as amended and restated through July 9, 2008.[17]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Rights Agreement between the Registrant and Computershare Trust Company dated July 11, 2007.[13]
		4.4	Form of 2.25% Convertible Senior Note due 2016.[15]
		4.5	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[15]
		4.6	Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[23]
		4.7	Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[23]
4.8
Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto,[24] as amended August 26, 2011 and October 13, 2011, [26] and as further amended on April 8, 2013 and April 24, 2013[28] and as further amended on March 24, 2015[34] and as further amended on November 1, 2016.[38]
		4.9	Loan Agreement dated as of March 9, 2012 between AAR Corp. and Development Bank of Japan, Inc.[27]
4.10
Indenture dated as of February 14, 2014 governing $30,000,000 of 1.75% Convertible Senior Notes due 2016, by and between AAR CORP., as Issuer, and U.S. National Bank National Association, as Trustee.[29]
		4.11	Form of 1.75% Convertible Senior Notes due 2016.[32]

	Index		Exhibits
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*
Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[4] as amended June 27, 2003,[5] May 5, 2005,[8] July 12, 2005,[9] June 23, 2006,[12] January 23, 2007,[12] January 27, 2007,[16] and July 11, 2011.[25]
		10.2*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[1] amended May 26, 2000[2] and April 10, 2001.[3]
10.3*
AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective January 1, 2005,[10] as amended July 11, 2007,[12] October 17, 2007,[16] June 11, 2010,[22] and further amended April 26, 2013 and November 18, 2014.[36]
		10.4*	Amended and Restated Severance and Change in Control Agreement dated August 1, 2000 between the Registrant and Michael J. Sharp.[3]
10.5*
Amended and Restated Severance and Change in Control Agreement dated April 11, 2000 between the Registrant and Timothy J. Romenesko[2], as amended June 14, 2010.[21] and as further amended September 22, 2016.[40]
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
		10.9	Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of December 19, 2015.[36]
		10.10*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[31]

Index		Exhibits
	10.11*	Form of Fiscal 2018 Director Restricted Stock Agreement (filed herewith).
	10.12*	Form of Split Dollar Insurance Agreement.[11]
	10.13	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[14]
	10.14	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[14]
	10.15*	Form of Severance and Change in Control Agreement effective from and after July 9, 2008 (entered into between the Registrant and Robert J. Regan).[17]
	10.16*	Form of Directors' and Officers' Indemnification Agreement.[18]
	10.17*	Employment Agreement dated as of April 18, 2017 between Registrant and David P. Storch.[20]
	10.18*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Mr. Romenesko).[19]
	10.19*	Form of Amendment to the Severance and Change in Control Agreement (applicable to Mr. Regan).[19]
	10.20*	Form of Policy for Recoupment of Incentive Compensation.[30]
	10.21*	Section 162(m) Annual Cash Incentive Plan.[36]
	10.22*	AAR CORP. 2013 Stock Plan.[36] and as amended July 11, 2016.[39]
	10.23*	AAR CORP. Fiscal 2016 Short-Term Incentive Plan.[35]
	10.24*	Form of Second Amendment to the Severance and Change in Control Agreement (applicable to Messrs. Romenesko and Regan).[37]
	10.25*	Amended and Restated Employment Agreement dated as of April 18, 2017 between Registrant and John M. Holmes.[20]

	Index		Exhibits
		10.26*	Retirement and Consulting Agreement dated as of April 18, 2017 between Registrant and Timothy J. Romenesko.[20]
		10.27*	Agreement and Release dated as of July 27, 2016 between Registrant and Michael J. Sharp.[41]
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 12, 2017 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).
		31.2	Section 302 Certification dated July 12, 2017 of Timothy J. Romenesko, Vice Chairman and Chief Financial Officer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 12, 2017 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 12, 2017 of Timothy J. Romenesko, Vice Chairman and Chief Financial Officer of Registrant (filed herewith).
101.	Interactive Data File	101
			The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2017 and 2016, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2017, 2016 and 2015 , (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2017, 2016 and 2015 (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2017, 2016 and 2015 , (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2017 and (vi) Notes to Consolidated Financial Statements.**

Notes:

**
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

20
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 18, 2017.

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

30
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

36
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

37
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 6, 2015.

38
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 1, 2016.

39
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 11, 2016.

40
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated September 22, 2016.

41
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 27, 2016.