Form 10-Q
period 2017-08-31
AAR CORP
filed 2017-09-20
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of August 31, 2017, there were 34,622,093 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2017

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2017 and May 31, 2017

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2017	2017
	(Unaudited)

Current assets:
Cash and cash equivalents	$15.1	$10.3
Accounts receivable, less allowances of $6.1 and $5.8, respectively	264.7	251.4
Inventories	473.0	483.1
Rotable spares and equipment on or available for short-term lease	118.2	118.0
Deposits, prepaids and other	33.7	25.7
Total current assets	904.7	888.5

Property, plant and equipment, net of accumulated depreciation of $398.4 and $413.9, respectively	198.1	201.9

Other assets:
Goodwill	115.5	115.4
Intangible assets, net of accumulated amortization of $30.9 and $29.8, respectively	31.7	32.8
Rotable assets supporting long-term programs	167.7	159.6
Other	114.0	105.9
	428.9	413.7
	$1,531.7	$1,504.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2017 and May 31, 2017

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2017	2017
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$2.0	$2.0
Accounts and trade notes payable	176.3	177.4
Accrued liabilities	133.8	155.7
Total current liabilities	312.1	335.1

Long-term debt, less current maturities	189.0	155.3
Deferred tax liabilities	37.7	37.2
Other liabilities and deferred income	68.2	62.3
	294.9	254.8

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 and 45,175,302 shares at cost, respectively	45.3	45.2
Capital surplus	460.3	460.8
Retained earnings	735.9	727.9
Treasury stock, 10,678,693 and 10,820,844 shares at cost, respectively	(277.8)	(279.8)
Accumulated other comprehensive loss	(39.0)	(39.9)
Total equity	924.7	914.2
	$1,531.7	$1,504.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2017 and 2016

(Unaudited)

(In millions, except share data)

	Three Months Ended
	August 31,
	2017	2016
Sales:
Sales from products	$244.7	$213.9
Sales from services	194.5	190.9
	439.2	404.8
Cost and operating expenses:
Cost of products	199.6	179.5
Cost of services	175.1	163.8
Selling, general and administrative	48.0	44.8
	422.7	388.1
Operating income	16.5	16.7
Interest expense	(1.7)	(1.3)
Income from continuing operations before provision for income taxes	14.8	15.4
Provision for income taxes	4.2	5.5
Income from continuing operations	10.6	9.9
Loss from discontinued operations	—	(0.4)
Net income	$10.6	$9.5

Earnings per share — basic:
Earnings from continuing operations	$0.31	$0.29
Loss from discontinued operations	—	(0.01)
Earnings per share — basic	$0.31	$0.28

Earnings per share — diluted:
Earnings from continuing operations	$0.31	$0.29
Loss from discontinued operations	—	(0.01)
Earnings per share — diluted	$0.31	$0.28

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2017 and 2016

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2017	2016
Net income	$10.6	$9.5
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments, net of tax of $0 and $0.1	0.6	(1.5)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0.1	0.3	0.3
Other comprehensive income (loss), net of tax	0.9	(1.2)
Comprehensive income	$11.5	$8.3

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2017 and 2016

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2017	2016
Cash flows used in operating activities:
Net income	$10.6	$9.5
Loss from discontinued operations	—	0.4
Income from continuing operations	10.6	9.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible amortization	14.6	12.4
Stock-based compensation	2.6	2.5
Amortization of overhaul costs	3.0	4.5
Deferred tax provision (benefit)	0.2	(0.9)
Gain on asset disposal	—	(2.6)
Changes in certain assets and liabilities:
Accounts receivable	(13.2)	9.7
Inventories	10.8	3.0
Rotable spares and equipment on or available for short-term lease	(0.2)	(0.7)
Equipment supporting long-term programs	(11.8)	(17.3)
Accounts and trade notes payable	(0.7)	(8.4)
Accrued and other liabilities	(29.6)	(5.8)
Other, primarily program and overhaul costs	(6.4)	(6.8)
Net cash used in operating activities — continuing operations	(20.1)	(0.5)
Net cash used in operating activities — discontinued operations	(0.5)	(0.6)
Net cash used in operating activities	(20.6)	(1.1)
Cash flows used in investing activities:
Property, plant and equipment expenditures	(8.2)	(9.4)
Proceeds from asset disposals	1.3	3.0
Investment in aircraft joint ventures	—	(0.2)
Net cash used in investing activities — continuing operations	(6.9)	(6.6)
Cash flows provided from (used in) financing activities:
Short-term borrowings, net	34.0	7.0
Reduction in long-term borrowings	—	(5.0)
Cash dividends	(2.6)	(2.6)
Purchase of treasury stock	(5.2)	(14.8)
Stock option exercises	6.5	0.6
Other	(0.4)	(0.4)
Net cash provided from (used in) financing activities — continuing operations	32.3	(15.2)
Effect of exchange rate changes on cash	—	(0.4)
Increase (Decrease) in cash and cash equivalents	4.8	(23.3)
Cash and cash equivalents, beginning of period	10.3	31.2
Cash and cash equivalents, end of period	$15.1	$7.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2017

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2017	$45.2	$460.8	$727.9	$(279.8)	$(39.9)	$914.2
Net income	—	—	10.6	—	—	10.6
Cash dividends	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	(0.6)	—	6.6	—	6.0
Restricted stock activity	0.1	0.1	—	0.6	—	0.8
Repurchase of shares	—	—	—	(5.2)	—	(5.2)
Other comprehensive income, net of tax	—	—	—	—	0.9	0.9
Balance, August 31, 2017	$45.3	$460.3	$735.9	$(277.8)	$(39.0)	$924.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2017

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The Condensed Consolidated Balance Sheet as of May 31, 2017 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2017, the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2017 and 2016, and the Condensed Consolidated Statement of Changes in Equity for the three-month period ended August 31, 2017.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  This ASU will supersede the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance.  This ASU will also supersede certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year which will make the new standard effective for us beginning June 1, 2018.  The ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  We continue to analyze and document our significant customer contracts to evaluate the potential impact of the adoption of this new ASU.  We have not yet selected a transition method for adoption nor determined the potential effect on our accounting policies and consolidated financial statements.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends ASC Topic 718, Compensation — Stock Compensation.  This ASU requires excess tax benefits or deficiencies for share-based payments be recorded in the period shares vest as income tax expense or benefit, rather than within equity.  Cash flows related to excess tax benefits will be included in operating activities and will no longer be classified as a financing activity. We adopted this ASU on June 1, 2017 and recognized excess tax benefits of $1.2 million as a reduction to income tax expense during the three-months ended August 31, 2017.  We have also presented the excess tax benefits within operating activities in the condensed consolidated statement of cash flows for the three-months ended August 31, 2017.  As permitted, we adopted the statement of cash flow presentation guidance on a prospective basis with no adjustments to the previously reported amounts.

Note 2 — Discontinued Operations

During the first quarter of fiscal 2017, we completed the shut down of the metal machining operation of our Precision Systems Manufacturing business.  This business is reported as discontinued operations for all periods presented.  Liabilities of discontinued operations of $6.5 million and $6.9 million at August 31, 2017 and May 31, 2017, respectively, were classified as Accrued Liabilities on the Condensed Consolidated Balance Sheet.

Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

Note 3 — Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer.  Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title.  Under the majority of our expeditionary airlift services contracts, we are paid and record as revenue a fixed daily amount per aircraft for each day an aircraft is available to perform airlift services.  In addition, we are paid and record as revenue an amount which is based on number of hours flown.  Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer.  We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites.  Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, based on the relationship of costs incurred to date to the estimated total costs.  We recognized favorable cumulative catch-up adjustments of $3.8 million during the three-month period ended August 31, 2016 related to changes in estimated profitability of these programs.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

In June 2016, the U.S. Air Force awarded the new contract for the KC-10 Extender Contractor Logistics Support Program (“KC-10 Program”) to a competitor.  Our principal services under the prior contract for the KC-10 Program were completed in January 2017; however, we have provided limited services since that date and will continue to do so for an unspecified period of time.  Sales for the KC-10 Program during the three-month periods ended August 31, 2017 and 2016 were $11.7 million and $38.6 million, respectively.  Gross profit for the KC-10 Program during the three-month periods ended August 31, 2017 and 2016 was $1.1 million and $2.8 million, respectively.

Included in accounts receivable as of August 31, 2017 and May 31, 2017, were $10.8 million and $14.5 million, respectively, of unbilled accounts receivable related to the KC-10 Program.  These unbilled accounts receivable related to costs we have incurred on parts that were requested and accepted by our customer to support the KC-10 Program.  These costs have not been billed by us because the customer has not yet issued the final paperwork necessary to allow for billing.

Note 4 — Accounting for Stock-Based Compensation

Restricted Stock

In the three-month period ended August 31, 2017, as part of our annual long-term stock incentive compensation, we granted 98,750 shares of performance-based restricted stock and 24,425 shares of time-based restricted stock to eligible employees.  The grant date fair value per share for these shares was $35.26 (the closing price on the grant date).  In June 2017, we also granted 55,000 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $34.95.

Expense charged to operations for restricted stock during the three-month periods ended August 31, 2017 and 2016 was $1.4 million and $1.3 million, respectively.

Stock Options

In July 2017, as part of our annual long-term stock incentive compensation, we granted 453,450 stock options to eligible employees at an exercise price of $35.26 and weighted average fair value of $9.27.  The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.8%
Expected volatility of common stock	31.7%
Dividend yield	0.9%
Expected option term in years	4.3

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2017 and 2016 was $5.0 million and $0.3 million, respectively.   Expense charged to operations for stock options during the three-month periods ended August 31, 2017 and 2016 was $1.1 million and $1.2 million, respectively.

Note 5 — Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2017	2017
Raw materials and parts	$45.9	$45.0
Work-in-process	29.3	25.8
Aircraft and engine parts, components and finished goods	379.8	393.1
Aircraft held for sale and related support parts	18.0	19.2
	$473.0	$483.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 6 — Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2017	2016
Interest paid	$1.4	$1.0
Income taxes paid	1.3	1.5
Income tax refunds received	—	1.0

Note 7 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2017	2017
Revolving Credit Facility expiring November 1, 2021 with interest payable monthly	$165.0	$131.0
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Capital lease obligations	2.9	3.3
Total debt	192.9	159.3
Current maturities of debt	(2.0)	(2.0)
Debt issuance costs, net	(1.9)	(2.0)
Long-term debt	$189.0	$155.3

At August 31, 2017, our variable rate and fixed rate debt had a fair value that approximates the carrying value of $192.9 million and are classified as Level 2 in the fair value hierarchy.

The industrial revenue bond that matures on August 1, 2018 has been classified as a long-term liability due to our intent and ability to refinance this bond on a long-term basis using our Revolving Credit Facility.

Our financing arrangements also requires us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility.  At August 31, 2017, we were in compliance with the financial and other covenants in our financing agreements.

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

August 31, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2017 and 2016 is as follows:

	Three Months Ended August 31,

	2017	2016
Basic and Diluted EPS:
Income from continuing operations	$10.6	$9.9
Less income attributable to participating shares	(0.1)	(0.1)
Income from continuing operations attributable to common shareholders	10.5	9.8
Loss from discontinued operations attributable to common shareholders	—	(0.4)
Net income attributable to common shareholders for earnings per share	$10.5	$9.4

Weighted average common shares outstanding—basic	34.0	33.9
Additional shares from assumed exercise of stock options	0.5	0.2
Weighted average common shares outstanding—diluted	34.5	34.1

Earnings per share — basic:
Earnings from continuing operations	$0.31	$0.29
Loss from discontinued operations	—	(0.01)
Earnings per share — basic	$0.31	$0.28

Earnings per share — diluted:
Earnings from continuing operations	$0.31	$0.29
Loss from discontinued operations	—	(0.01)
Earnings per share — diluted	$0.31	$0.28

At August 31, 2017, the average market price of our common shares was in excess of all of our outstanding options.  At August 31, 2016, stock options to purchase 2,041,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim period then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended August 31, 2017 and 2016 were as follows:

	Currency Translation Adjustments	Pension Plans	Total
Balance at June 1, 2017	$(1.7)	$(38.2)	$(39.9)
Other comprehensive income before reclassifications	0.6	—	0.6
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	0.6	0.3	0.9
Balance at August 31, 2017	$(1.1)	$(37.9)	$(39.0)

Balance at June 1, 2016	$(1.1)	$(43.3)	$(44.4)
Other comprehensive loss before reclassifications	(1.5)	—	(1.5)
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income (loss)	(1.5)	0.3	(1.2)
Balance at August 31, 2016	$(2.6)	$(43.0)	$(45.6)

Note 10 — Sale of Product Line

During the three-month period ended August 31, 2016, we sold certain assets related to our temperature-controlled container product line to Sonoco Protective Solutions, Inc. (“Sonoco”) for $5 million.  The sale price included $3 million paid at closing and $2 million in non-contingent, deferred consideration due over the following two years.  We recognized a gain of $2.6 million on the sale.  In conjunction with the sale, we also entered into a long-term manufacturing agreement to supply temperature-controlled containers to Sonoco over the following three years.

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

The Aviation Services segment consists of aftermarket support and services businesses that provide spare parts and maintenance support for aircraft operated by our commercial and government/defense customers.  Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets.  We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications.  The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components.  Cost of sales consists principally of the cost of product, direct labor, and overhead.

The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. Department of Defense (“DoD”), foreign governments and non-governmental organizations.  Sales in the Expeditionary Services segment are derived from the delivery of airlift services primarily to government and defense customers and the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force.  We also provide engineering, design, and system integration services for specialized command and control systems, and design and manufacture advanced composite materials for commercial, business and military aircraft.  Cost of sales consists principally of aircraft maintenance costs, depreciation, the cost of material to manufacture products, direct labor and overhead.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2017.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  Gross profit is calculated by subtracting cost of sales from sales.  The assets and certain expenses related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Selected financial information for each segment is as follows:

	Three Months Ended August 31,

	2017	2016
Net sales:
Aviation Services	$371.3	$334.6
Expeditionary Services	67.9	70.2
	$439.2	$404.8

	Three Months Ended August 31,

	2017	2016
Gross profit:
Aviation Services	$57.8	$53.4
Expeditionary Services	6.7	8.1
	$64.5	$61.5

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes.

	Three Months Ended August 31,

	2017	2016
Segment gross profit	$64.5	$61.5
Selling, general and administrative	(48.0)	(44.8)
Interest expense	(1.7)	(1.3)
Income from continuing operations before provision for income taxes	$14.8	$15.4

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12 — Legal Proceedings

We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

DynCorp International LLC v. AAR Airlift Group, Inc.

On September 5, 2015, DynCorp International LLC (“DynCorp”) filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division (the “District Court”), accusing AAR Airlift Group, Inc. (“AAR Airlift”), a wholly-owned subsidiary of AAR CORP., of misappropriation of DynCorp information, including trade secrets, and other related allegations.  DynCorp’s complaint, which sought damages in an unspecified amount and a preliminary injunction, alleged that AAR Airlift engaged in this conduct in connection with the submission of proposals in response to the solicitation issued by the U.S. Department of State (“DOS”) Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of the Global Aviation Support Services program. The INL/A contract was subsequently awarded to AAR Airlift on September 1, 2016.

The District Court denied DynCorp’s preliminary injunction motion, and on October 19, 2015, DynCorp filed an amended complaint with the District Court.  On January 14, 2016, the District Court granted AAR Airlift’s motion to dismiss DynCorp’s amended complaint.  On February 2, 2016, DynCorp appealed the District Court’s order to the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”).

On November 21, 2016, the Eleventh Circuit reversed in part the District Court’s dismissal of the amended complaint and remanded the case to the District Court for further proceedings.  The District Court set a discovery schedule that was to end on September 1, 2017 and a trial date of April 2, 2018.

On June 16, 2017, the District Court granted AAR Airlift’s motion to stay the legal proceeding against AAR Airlift.  The stay will remain in effect until the earlier of (a) November 1, 2017 or (b) the entry of a decision of the United Stated Court of Federal Claims (“COFC”), on DynCorp’s protest of the award of the INL/A contract to AAR Airlift. The District Court’s stay immediately halted all discovery and other activity in the DynCorp lawsuit. The COFC decision is expected on or before October 31, 2017.

AAR Airlift will continue to defend itself vigorously against DynCorp’s lawsuit, which it believes is entirely without merit.

Note 13 — Acquisition of Premier Aviation

On September 19, 2017, we acquired the outstanding shares of two MRO facilities in Quebec and Ontario, Canada owned by Premier Aviation for approximately $29.0 million.  The purchase price includes approximately $26.7 million paid at closing and deferred consideration of $2.3 million payable September 2018. This business will operate as part of our Aviation Services segment.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions)

General Overview

We report our activities in two business segments:  Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of airlift and mobility activities.

The Aviation Services segment consists of aftermarket support and services businesses that provide spare parts and maintenance support for aircraft operated by our commercial and government/defense customers.  Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets.  We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications.  The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components.  Cost of sales consists principally of the cost of product, direct labor, and overhead.

The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. DoD, foreign governments and non-governmental organizations.  Sales in the Expeditionary Services segment are derived from the delivery of airlift services to mostly government and defense customers, and the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force.  We also provide engineering, design, and system integration services for specialized command and control systems, and design and manufacture advanced composite materials for commercial, business and military aircraft.  Cost of sales consists principally of aircraft maintenance costs, depreciation, the cost of material to manufacture products, direct labor and overhead.

In fiscal 2017, we increased our Aviation Services segment revenues by securing additional flight hour component inventory management and repair programs from our commercial airline customers and investing in our capacity and business development resources.  During fiscal 2017, our investment in business development resulted in the award of new contracts from commercial operators along with investment of over $80 million in rotable assets to support these commercial aviation programs.

We started to recognize revenue and income in fiscal 2017 on most of these contract awards and are continuing the ramp-up in fiscal 2018.  We believe there continues to be a favorable trend by both commercial and government and defense customers for comprehensive supply chain and maintenance programs, as these customers continue to seek ways to reduce their operating cost structure.

On September 1, 2016, the Department of State awarded AAR Airlift Group, Inc. the contract for INL/A Global Aviation Support Services.  This contract will leverage our capabilities in aviation services, including flight operations, supply chain logistics, and other services.  The potential duration of this contract is 11 years and the potential revenue stream, including all related task orders, is $10 billion.  The incumbent contractor filed a protest that was denied by the United States Government Accountability Office in December 2016. The incumbent contractor subsequently filed a separate protest with the United States Court of Federal Claims (“COFC”).  The COFC stayed the contract award to AAR Airlift pending its decision on the protest.  The COFC’s decision on the protest is expected on or before October 31, 2017.

In our Expeditionary Services segment, the government markets we serve historically in support of troop movements and related activities continue to be weak with revenue and earnings significantly lower than peak levels.  In May 2017, the DoD awarded an indefinite-delivery/indefinite-quantity contract to AAR Airlift and other companies related to the re-compete for rotary-wing airlift services in Afghanistan.  However, AAR Airlift did not receive any task orders for this contract and our protest with the DoD contesting the task orders awarded to our competitors was not successful.  We expect to complete our services under our existing Afghanistan contract positions in the second quarter of fiscal 2018.

We plan to transition our expeditionary airlift services to a business model focused on pursuing more government programs which are based on a government owned, contractor operated (“GOCO”) model.  We will also focus on developing a more robust asset management platform for rotary-wing aircraft which will complement our existing position in support of fixed-wing aircraft.

On September 19, 2017, we acquired the outstanding shares of two MRO facilities in Quebec and Ontario, Canada owned by Premier Aviation for approximately $29.0 million.  The purchase price includes approximately $26.7 million paid at closing and deferred consideration of $2.3 million payable September 2018.  These new facilities will support a new long-term contract with Air Canada for airframe maintenance on their fleet of A319, A320, and A321 aircraft.

We remain in a strong financial position to further execute on our strategy as a best in class aviation and expeditionary services company.  Our cash on hand plus unused capacity on our Revolving Credit Facility was $335.5 million at August 31, 2017.  We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.  We continue to have the flexibility in our balance sheet allowing us to invest in our growth.  As we generate positive cash flow, we will continue our strategy of returning capital to our shareholders without hampering our future operating flexibility.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2017.  Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the reportable segments and utilizes gross profit as a primary profitability measure.  Gross profit is calculated by subtracting cost of sales from sales.  The assets and certain expenses related to corporate activities are not allocated to the segments.  Our reportable segments are aligned principally around differences in products and services.

Results of Operations

Three Month Period Ended August 31, 2017

Sales and gross profit for our two business segments for the quarters ended August 31, 2017 and 2016 were as follows:

	Three Months Ended August 31,
	2017	2016	% Change
Sales:
Aviation Services
Commercial	$296.8	$235.5	26.0%
Government and defense	74.5	99.1	(24.8)%
	$371.3	$334.6	11.0%
Expeditionary Services
Commercial	$12.5	$13.3	(6.0)%
Government and defense	55.4	56.9	(2.6)%
	$67.9	$70.2	(3.3)%

	Three Months Ended August 31,
	2017	2016	% Change
Gross Profit:
Aviation Services
Commercial	$44.2	$37.6	17.6%
Government and defense	13.6	15.8	(13.9)%
	$57.8	$53.4	8.2%
Expeditionary Services
Commercial	$2.8	$1.3	115.4%
Government and defense	3.9	6.8	(42.6)%
	$6.7	$8.1	(17.3)%

Aviation Services Segment

Sales in the Aviation Services segment increased $36.7 million or 11.0% over the prior year period due to a $61.3 million or 26.0% increase in sales to commercial customers.  The increase in sales to commercial customers was attributable to higher volumes in aviation supply chain activities driven primarily by new contract awards.

During the first quarter of fiscal 2018, sales in this segment to government and defense customers decreased $24.6 million or 24.8% from the prior year period.  The decrease was primarily due to the wind-down of our KC-10 Program.  Our principal services under the KC-10 Program were completed in January 2017 with the wind-down expected to be complete in fiscal 2018.  Sales for the KC-10 Program during the three-month periods ended August 31, 2017 and 2016 were $11.7 million and $38.6 million, respectively.

Cost of sales in Aviation Services increased $32.3 million or 11.5% over the prior year period, which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $4.4 million or 8.2% over the prior year period.  Gross profit on sales to commercial customers increased $6.6 million or 17.6% over the prior year primarily driven by the higher volumes in aviation supply chain activities.  Gross profit margin on sales to commercial customers decreased from 16.0% to 14.9% primarily as a result of the mix of products and services sold.

Gross profit on sales to government and defense customers decreased $2.2 million or 13.9% from the prior year period primarily due to the wind-down of our KC-10 Program. The gross profit margin on sales to government and defense customers increased from 15.9% to 18.3% reflecting the wind-down of the lower profitability KC-10 Program.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $2.3 million or 3.3% from the prior year period primarily due to fewer contract positions for our expeditionary airlift services.

Gross profit in the Expeditionary Services segment decreased $1.4 million or 17.3% from the prior period.  During the first quarter of fiscal 2017, we sold certain assets related to our temperature-controlled container product line to Sonoco Protective Solutions, Inc. which resulted in a gain of $2.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.2 million in fiscal 2018.  As a percent of sales, selling, general and administrative expenses decreased to 10.9% from 11.1% in the prior year period.

Interest Expense

Interest expense increased $0.4 million in fiscal 2017 from the prior year period primarily as a result of higher borrowings on our Revolving Credit Facility.

Income Taxes

Our effective income tax rate for continuing operations was 28.4% for the three-month period ended August 31, 2017 compared to 35.7% in the prior year period.  The decrease in the effective income tax rate was primarily due to the adoption of Accounting Standards Update (“ASU”) 2016-09 effective June 1, 2017.  This ASU requires excess tax benefits or deficiencies for restricted shares and stock options be recognized as income tax expense or benefit in the period shares vest or options are exercised rather than within equity.  We recognized $1.2 million of excess tax benefits as a reduction to income tax expense during the three-months ended August 31, 2017.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met through the generation of cash from operations in addition to borrowings from our Revolving Credit Facility.  Periodically, we may raise capital through common stock and debt financings in the public or private markets.  In addition to these cash sources, our current capital resources include an unsecured credit facility.  We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.

At August 31, 2017, our liquidity and capital resources included cash of $15.1 million and working capital of $592.6 million.

We maintain a Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders which provides the Company an aggregate revolving credit commitment amount of $500 million and matures November 1, 2021.  The Company, under certain circumstances, has the ability to request an increase to the revolving credit commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at August 31, 2017 were $165.0 million and there were approximately $14.6 million of outstanding letters of credit, which reduced the availability of this facility to $320.4 million. There are no other terms or covenants limiting the availability of this facility. We also had $9.8 million available under foreign lines of credit at August 31, 2017.

We intend to retire current maturities due in the next twelve months through borrowings under our Revolving Credit Facility.

At May 31, 2017, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $20.1 million in the three-month period ended August 31, 2017 compared to cash used of $0.5 million in the prior year period.  The decrease from the prior period of $19.6 million was primarily attributable to a decrease in accrued liabilities and an increase in accounts receivable primarily due to customer invoice timing.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.9 million during the three-month period ended August 31, 2017 compared to $6.6 million in the prior year period.  The decrease in property, plant, and equipment expenditures in fiscal 2018 was largely offset by increased proceeds received in fiscal 2017 from asset disposals.

Cash Flows from Financing Activities

Net cash provided from financing activities was $32.3 million during the three-month period ended August 31, 2017 compared to cash used of $15.2 million in the prior year period.  The additional cash provided of $47.5 million was primarily attributable to increased short-term net borrowings of $27.0 million in the three month period ended August 31, 2017 and higher treasury stock purchases in fiscal 2017 of $9.6 million compared to the current year period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2018.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2017.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable.  See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2017 for a discussion of accounts receivable exposure.

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended August 31, 2017.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2017.  There were no significant changes during the quarter ended August 31, 2017.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Vice Chairman.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and our Vice Chairman (who was our Chief Financial Officer until September 1, 2017) concluded that our disclosure controls and procedures are effective as of August 31, 2017, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the first quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2017.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table provides information about purchases we made during the quarter ended August 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
6/1/2017 — 6/30/2017	—	—	—
7/1/2017 — 7/31/2017	32,096	36.65	32,096
8/1/2017 — 8/31/2017	110,548	36.30	110,548
Total	142,644	$36.38	142,644	$244,810,775

(1) On July 10, 2017, our Board of Directors authorized a new stock repurchase program providing for the repurchase of up to $250 million of our common stock, with no expiration date.

Item 6 — Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

10.	Material Contracts	10.1*	Form of AAR CORP. Fiscal 2018 Short-Term Incentive Plan (filed herewith).

		10.2*	Form of AAR CORP. Fiscal 2018 Non-Qualified Stock Option Agreement (filed herewith).

		10.3*	Form of AAR CORP. Fiscal 2018 Restricted Stock Agreement (filed herewith).

		10.4*	Form of AAR CORP. Fiscal 2018 Performance Restricted Stock Agreement (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 20, 2017 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 20, 2017 of Timothy J. Romenesko, Vice Chairman of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 20, 2017 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 20, 2017 of Timothy J. Romenesko, Vice Chairman of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2017 and May 31, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended August 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2017 and 2016, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2017 and 2016, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended August 31, 2017 and (vi) Notes to Condensed Consolidated Financial Statements.**

*                 Management contracts and compensatory arrangements.

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

AAR CORP.
(Registrant)

Date:	September 20, 2017	/s/ TIMOTHY J. ROMENESKO
Timothy J. Romenesko
Vice Chairman
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)