Form 10-Q
period 2017-11-30
AAR CORP
filed 2017-12-22
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2017

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

As of November 30, 2017, there were 34,729,373 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2017

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2017 and May 31, 2017

(In millions, except share data)

ASSETS

	November 30,	May 31,
	2017	2017
	(Unaudited)

Current assets:
Cash and cash equivalents	$27.1	$10.3
Accounts receivable, less allowances of $8.5 and $5.8, respectively	258.4	251.4
Inventories	479.4	483.1
Rotable spares and equipment on or available for short-term lease	99.6	118.0
Deposits, prepaids and other	27.7	25.7
Total current assets	892.2	888.5

Property, plant and equipment, net of accumulated depreciation of $422.4 and $413.9, respectively	195.3	201.9

Other assets:
Goodwill	128.9	115.4
Intangible assets, net of accumulated amortization of $31.3 and $29.8, respectively	30.2	32.8
Rotable assets supporting long-term programs	180.4	159.6
Other	117.3	105.9
	456.8	413.7
	$1,544.3	$1,504.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed November 30, 2017 and May 31, 2017

(In millions, except share data)

LIABILITIES AND EQUITY

	November 30,	May 31,
	2017	2017
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$1.7	$2.0
Accounts and trade notes payable	195.9	177.4
Accrued liabilities	138.9	155.7
Total current liabilities	336.5	335.1

Long-term debt, less current maturities	215.8	155.3
Deferred tax liabilities	15.6	37.2
Other liabilities and deferred income	69.9	62.3
	301.3	254.8

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 and 45,175,302 shares at cost, respectively	45.3	45.2
Capital surplus	462.3	460.8
Retained earnings	710.7	727.9
Treasury stock, 10,571,413 and 10,820,844 shares at cost, respectively	(275.0)	(279.8)
Accumulated other comprehensive loss	(36.8)	(39.9)
Total equity	906.5	914.2
	$1,544.3	$1,504.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended November 30, 2017 and 2016

(Unaudited)

(In millions, except share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Sales:
Sales from products	$253.9	$231.3	$498.6	$445.2
Sales from services	195.8	192.5	390.3	383.4
	449.7	423.8	888.9	828.6
Cost and operating expenses:
Cost of products	203.2	197.3	402.8	376.8
Cost of services	174.0	160.3	349.1	324.1
Cost of services — impairments and other charges	51.6	—	51.6	—
Selling, general and administrative	52.2	46.3	100.2	91.1
Selling, general and administrative — impairments	2.6	—	2.6	—
	483.6	403.9	906.3	792.0
Operating income (loss)	(33.9)	19.9	(17.4)	36.6
Interest expense	(2.0)	(1.2)	(3.7)	(2.5)
Interest income	0.1	0.1	0.1	0.1
Income (Loss) from continuing operations before provision for income taxes (benefit)	(35.8)	18.8	(21.0)	34.2
Provision for income taxes (benefit)	(13.3)	6.7	(9.1)	12.2
Income (Loss) from continuing operations	(22.5)	12.1	(11.9)	22.0
Loss from discontinued operations	(0.1)	—	(0.1)	(0.4)
Net income (loss)	$(22.6)	$12.1	$(12.0)	$21.6

Earnings (Loss) per share — basic:
Earnings (Loss) from continuing operations	$(0.66)	$0.35	$(0.35)	$0.64
Earnings (Loss) from discontinued operations	—	—	—	(0.01)
Earnings (Loss) per share — basic	$(0.66)	$0.35	$(0.35)	$0.63

Earnings (Loss) per share — diluted:
Earnings (Loss) from continuing operations	$(0.66)	$0.35	$(0.35)	$0.64
Earnings (Loss) from discontinued operations	—	—	—	(0.01)
Earnings (Loss) per share — diluted	$(0.66)	$0.35	$(0.35)	$0.63

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended November 30, 2017 and 2016

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Net income (loss)	$(22.6)	$12.1	$(12.0)	$21.6
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments	1.9	(1.1)	2.5	(2.6)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.2 and $0.2 for the three months ended November 30, 2017 and 2016, respectively, and $0.3 and $0.3 for the six months ended November 30, 2017 and 2016, respectively	0.3	0.2	0.6	0.5
Other comprehensive income (loss), net of tax	2.2	(0.9)	3.1	(2.1)
Comprehensive income (loss)	$(20.4)	$11.2	$(8.9)	$19.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2017 and 2016

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2017	2016
Cash flows used in operating activities:
Net income (loss)	$(12.0)	$21.6
Loss from discontinued operations	0.1	0.4
Income (Loss) from continuing operations	(11.9)	22.0
Adjustments to reconcile net income to net cash used in operating activities:
Asset impairments and other charges	54.2	—
Depreciation and intangible amortization	28.5	24.3
Stock-based compensation	5.4	4.9
Amortization of overhaul costs	4.7	10.6
Deferred tax provision (benefit)	(22.1)	(1.7)
Gain on asset disposal	—	(2.6)
Changes in certain assets and liabilities:
Accounts receivable	(3.3)	(29.7)
Inventories	(15.7)	(6.0)
Rotable spares and equipment on or available for short-term lease	2.5	5.1
Equipment supporting long-term programs	(28.4)	(47.9)
Accounts and trade notes payable	14.7	16.7
Accrued and other liabilities	(29.1)	7.3
Other, primarily program and overhaul costs	(8.2)	(3.3)
Net cash used in operating activities — continuing operations	(8.7)	(0.3)
Net cash used in operating activities — discontinued operations	(1.2)	(0.9)
Net cash used in operating activities	(9.9)	(1.2)
Cash flows used in investing activities:
Property, plant and equipment expenditures	(17.9)	(18.9)
Payments for acquisitions	(22.9)	—
Proceeds from aircraft joint ventures	7.3	—
Proceeds from asset disposals	1.3	18.0
Other	(0.6)	(2.8)
Net cash used in investing activities	(32.8)	(3.7)
Cash flows provided from (used in) financing activities:
Short-term borrowings, net	37.0	19.0
Reduction in long-term borrowings	—	(5.0)
Proceeds from long-term borrowings	24.8	—
Cash dividends	(5.2)	(5.2)
Purchase of treasury stock	(5.2)	(14.8)
Stock option exercises	9.2	3.9
Other	(1.1)	(0.7)
Net cash provided from (used in) financing activities	59.5	(2.8)
Effect of exchange rate changes on cash	—	(0.5)
Increase (Decrease) in cash and cash equivalents	16.8	(8.2)
Cash and cash equivalents, beginning of period	10.3	31.2
Cash and cash equivalents, end of period	$27.1	$23.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended November 30, 2017

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2017	$45.2	$460.8	$727.9	$(279.8)	$(39.9)	$914.2
Net loss	—	—	(12.0)	—	—	(12.0)
Cash dividends	—	—	(5.2)	—	—	(5.2)
Stock option activity	—	0.1	—	9.2	—	9.3
Restricted stock activity	0.1	1.4	—	0.8	—	2.3
Repurchase of shares	—	—	—	(5.2)	—	(5.2)
Other comprehensive income (loss), net of tax	—	—	—	—	3.1	3.1
Balance, November 30, 2017	$45.3	$462.3	$710.7	$(275.0)	$(36.8)	$906.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2017

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2017, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-month periods ended November 30, 2017 and 2016, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2017 and 2016, and the Condensed Consolidated Statement of Changes in Equity for the six-month period ended November 30, 2017.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

We will adopt this ASU as of June 1, 2018, using the modified retrospective transition method and are currently continuing our evaluation of the expected impact of the adoption on our consolidated financial statements and related disclosures.  Under the modified retrospective transition method, we will be required to recognize the cumulative effect of adopting this ASU as of June 1, 2018 in our first quarter ending August 31, 2018.  We expect to estimate the cumulative effect upon adoption of the new ASU in the fourth quarter of fiscal 2018 based on expected contracts in process at May 31, 2018.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends ASC Topic 718, Compensation — Stock Compensation.  This ASU requires excess tax benefits or deficiencies for share-based payments be recorded in the period shares vest as income tax expense or benefit, rather than within equity.  Cash flows related to excess tax benefits are now included in operating activities and are no longer classified as a financing activity. We adopted this ASU on June 1, 2017 and recognized excess tax benefits of $0.4 and $1.6 million as a reduction to income tax expense during the three- and six-months ended November 30, 2017, respectively.  We have also presented the excess tax benefits within operating activities in the condensed consolidated statement of cash flows for the six-months ended November 30, 2017.  As permitted, we adopted the statement of cash flow presentation guidance on a prospective basis with no adjustments to the previously reported amounts.

Note 2 — Discontinued Operations

During the first quarter of fiscal 2017, we completed the shut down of the metal machining operation of our Precision Systems Manufacturing business.  This business is reported as discontinued operations for all periods presented.  Liabilities of discontinued operations of $5.9 million and $6.9 million at November 30, 2017 and May 31, 2017, respectively, were classified as Accrued Liabilities on the Condensed Consolidated Balance Sheet.

Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

Note 3 — Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer.  Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title.  Under the majority of our expeditionary airlift services contracts, we are paid and record as revenue a fixed daily amount per aircraft for each day an aircraft is available to perform airlift services.  In addition, we are paid and record as revenue an amount which is based on number of hours flown.  Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer.  We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites.  Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, based on the relationship of costs incurred to date to the estimated total costs.  We recognized favorable cumulative catch-up adjustments of $0.4 million and $0.8 million during the three month periods ended November 30, 2017 and 2016, respectively, and $0.4 million and $4.6 million during the six month periods ended November 30, 2017 and 2016, respectively, resulting from changes to the estimated profitability of these contracts.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

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

In June 2016, the U.S. Air Force awarded the new contract for the KC-10 Extender Contractor Logistics Support Program (“KC-10 Program”) to a competitor.  Our principal services under the prior contract for the KC-10 Program were completed in January 2017; however, we have provided limited services since that date and will continue to do so for an unspecified period of time.  Sales for the KC-10 Program during the three-month periods ended November 30, 2017 and 2016 were $9.3 million and $29.4 million, respectively, and sales during the six-month periods ended November 30, 2017 and 2016 were $21.0 million and $68.0 million, respectively.  Gross profit for the KC-10 Program during the three-month periods ended November 30, 2017 and 2016 were $1.1 million and $1.7 million, respectively, and gross profit during the six-month periods ended November 30, 2017 and 2016 were $2.2 million and $4.5 million, respectively.

Included in accounts receivable as of November 30, 2017 and May 31, 2017, were $7.6 million and $14.5 million, respectively, of unbilled accounts receivable related to the KC-10 Program.  These unbilled accounts receivable related to costs we have incurred on parts that were requested and accepted by our customer to support the KC-10 Program.  These costs have not been billed by us because the customer has not yet issued the final paperwork necessary to allow for billing.

Note 4 — Asset Impairments

Our Contractor-Owned, Contractor-Operated (“COCO”) business included in our Expeditionary Services segment completed certain contracts in the second quarter of fiscal 2018.  As the aircraft supporting these contracts have not been placed onto new contracts and coupled with the continued decline in operational tempo within the U.S. Department of Defense (“DoD”) and an excess supply of aircraft assets in the market, we determined there was an impairment triggering event in the period and tested the recoverability of our COCO aircraft, rotable assets, support parts, and related assets.  In the three-month period ended November 30, 2017, we recognized impairment and other charges of $54.2 million including aircraft impairment of $14.5 million, inventory reserves of $21.2 million, rotable asset impairment of $15.9 million, and other impairment charges of $2.6 million.  The fair value of the aircraft and related assets was based on available market data for similar assets and is classified as Level 3 in the fair value hierarchy..

As a result of the triggering events discussed above, we also performed an interim goodwill impairment test of our Airlift reporting unit in the second quarter of fiscal 2018.  The fair value of the Airlift reporting unit exceeded its carrying value, and as a result, no goodwill impairment charges were recognized.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 — Accounting for Stock-Based Compensation

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

Expense charged to operations for restricted stock during the three-month periods ended November 30, 2017 and 2016 was $1.5 million and $1.3 million, respectively, and $2.9 million and $2.6 million during the six-month periods ended November 30, 2017 and 2016, respectively.

Stock Options

In the three-month period ended August 31, 2017, as part of our annual long-term stock incentive compensation, we granted 453,450 stock options to eligible employees at an exercise price per share of $35.26 and weighted average fair value of $9.27.

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2017 and 2016 was $6.5 million and $2.6 million, respectively.   Expense charged to operations for stock options during the three-month periods ended November 30, 2017 and 2016 was $1.3 million and $1.1 million, respectively, and $2.4 and $2.3 million during the six-month periods ended November 30, 2017 and 2016, respectively.

Note 6 — Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2017	2017
Raw materials and parts	$47.7	$45.0
Work-in-process	31.3	25.8
Aircraft and engine parts, components and finished goods	400.4	412.3
	$479.4	$483.1

Note 7 — Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2017	2016
Interest paid	$3.0	$2.0
Income taxes paid	14.8	2.2
Income tax refunds received	0.1	1.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 8 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2017	2017
Revolving Credit Facility expiring November 1, 2021 with interest payable monthly	$168.0	$131.0
Term loan due November 1, 2021 with interest payable monthly	24.0	—
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Capital lease obligations	2.4	3.3
Total debt	219.4	159.3
Current maturities of debt	(1.7)	(2.0)
Debt issuance costs, net	(1.9)	(2.0)
Long-term debt	$215.8	$155.3

At November 30, 2017, our variable rate and fixed rate debt had a fair value that approximates the carrying value of $219.4 million and are classified as Level 2 in the fair value hierarchy.

On October 18, 2017, we entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the “Credit Agreement”).  The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two maintenance, repair, and overhaul facilities (“MRO”) in Canada from Premier Aviation.  The term loan is due in full at the expiration of the Credit Agreement on November 1, 2021 unless terminated earlier pursuant to the terms of the Credit Agreement.  Interest is payable monthly on the term loan at the offered fluctuating Canadian Dollar Offer Rate plus 125 to 225 basis points based on certain financial measurements if a Bankers’ Acceptances loan, or at the offered fluctuation Prime Rate plus 25 to 125 basis points based on certain financial measurements, if a Prime Rate loan.

The industrial revenue bond that matures on August 1, 2018 has been classified as a long-term liability due to our intent and ability to refinance this bond on a long-term basis using our Revolving Credit Facility.

Our financing arrangements also requires us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  The Revolving Credit Facility and Credit Agreement also require our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment.  At November 30, 2017, we were in compliance with the financial and other covenants in our financing agreements.

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

November 30, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

numerator and excludes the dilutive impact of those shares from the denominator.  During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

A reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Basic and Diluted EPS:
Income (Loss) from continuing operations	$(22.5)	$12.1	$(11.9)	$22.0
Less income attributable to participating shares	—	(0.1)	—	(0.2)
Income (Loss) from continuing operations attributable to common shareholders	(22.5)	12.0	(11.9)	21.8
Income (Loss) from discontinued operations attributable to common shareholders	(0.1)	—	(0.1)	(0.4)
Net income (loss) attributable to common shareholders for earnings per share	$(22.6)	$12.0	$(12.0)	$21.4

Weighted Average Shares:
Weighted average common shares outstanding — basic	34.0	33.7	34.1	33.9
Additional shares from the assumed exercise of stock options	—	0.4	—	0.3
Weighted average common shares outstanding — diluted	34.0	34.1	34.1	34.2

Earnings (Loss) per share — basic and diluted:
Earnings (Loss) from continuing operations	$(0.66)	$0.35	$(0.35)	$0.64
Loss from discontinued operations	—	—	—	(0.01)
Earnings (Loss) per share — basic and diluted	$(0.66)	$0.35	$(0.35)	$0.63

The potential dilutive effect of 520,000 shares and 476,000 shares were excluded from the computation of weighted average common shares outstanding – diluted for the three- and six-month periods ended November 30, 2017 as the shares would have been anti-dilutive.

At November 30, 2017, the average market price of our common shares was in excess of all of our outstanding options.  At November 30, 2016, stock options to purchase 42,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim period then ended.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and six-month periods ended November 30, 2017 and 2016 were as follows:

	Currency Translation Adjustments	Pension Plans	Total
Balance at September 1, 2017	$(1.1)	$(37.9)	$(39.0)
Other comprehensive income before reclassifications	1.9	—	1.9
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	1.9	0.3	2.2
Balance at November 30, 2017	$0.8	$(37.6)	$(36.8)

Balance at September 1, 2016	$(2.6)	$(43.0)	$(45.6)
Other comprehensive loss before reclassifications	(1.1)	—	(1.1)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(1.1)	0.2	(0.9)
Balance at November 30, 2016	$(3.7)	$(42.8)	$(46.5)

	Currency Translation Adjustments	Pension Plans	Total
Balance at June 1, 2017	$(1.7)	$(38.2)	$(39.9)
Other comprehensive income before reclassifications	2.5	—	2.5
Amounts reclassified from AOCL	—	0.6	0.6
Total other comprehensive income	2.5	0.6	3.1
Balance at November 30, 2017	$0.8	$(37.6)	$(36.8)

Balance at June 1, 2016	$(1.1)	$(43.3)	$(44.4)
Other comprehensive loss before reclassifications	(2.6)	—	(2.6)
Amounts reclassified from AOCL	—	0.5	0.5
Total other comprehensive income (loss)	(2.6)	0.5	(2.1)
Balance at November 30, 2016	$(3.7)	$(42.8)	$(46.5)

Note 11 — Sale of Product Line

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12 — Acquisitions

On September 19, 2017, we acquired the outstanding shares of two MRO facilities in Quebec and Ontario, Canada owned by Premier Aviation for approximately $24.8 million.  The purchase price includes $22.9 million paid at closing and deferred consideration of $1.9 million payable September 2018.  This business is included in our Aviation Services segment.  The amounts recorded for certain assets are preliminary in nature and are subject to adjustment as additional information is obtained about their acquisition date fair value.  The final determination of the fair values will be completed within the one year measurement period.  The preliminary fair value of assets acquired and liabilities assumed is as follows:

Current assets	$4.1
Property and equipment	13.1
Intangible assets, including goodwill	16.0
Accounts payable and accrued liabilities	(8.4)
$24.8

On April 10, 2017, we acquired the trading business of ACLAS Global Limited (“ACLAS”).  In conjunction with the acquisition, we entered into a multi-year component support and repair contract covering approximately 100 of ACLAS’ aircraft.  The purchase price of the acquisition was $12.0 million paid at closing with $3.0 million in deferred consideration payable over the next three years.  This business operates as part of our Aviation Services segment.  The amounts recorded for certain assets are preliminary in nature and are subject to adjustment as additional information is obtained about their acquisition date fair value.  The final determination of the fair values will be completed within the one year measurement period.  The preliminary fair value of assets acquired is as follows:

Inventory	$5.0
Equipment on or available for long-term lease	7.0
Intangible assets	3.0
$15.0

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

November 30, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

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

Selected financial information for each segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Sales:
Aviation Services	$391.6	$346.7	$762.9	$681.3
Expeditionary Services	58.1	77.1	126.0	147.3
	$449.7	$423.8	$888.9	$828.6

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Gross profit (loss):
Aviation Services	$66.0	$56.0	$123.8	$109.4
Expeditionary Services	(45.1)	10.2	(38.4)	18.3
	$20.9	$66.2	$85.4	$127.7

The following table reconciles segment gross profit to income (loss) from continuing operations before provision for income taxes (benefit).

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Segment gross profit	$20.9	$66.2	$85.4	$127.7
Selling, general and administrative	(54.8)	(46.3)	(102.8)	(91.1)
Interest expense	(2.0)	(1.2)	(3.7)	(2.5)
Interest income	0.1	0.1	0.1	0.1
Income (Loss) from continuing operations before provision for income taxes (benefit)	$(35.8)	$18.8	$(21.0)	$34.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

(Dollars in millions, except per share amounts)

Note 14 — Legal Proceedings

We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

DynCorp International LLC v. AAR Airlift Group, Inc.

On September 5, 2015, DynCorp International LLC (“DynCorp”) filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division (the “District Court”), accusing AAR Airlift Group, Inc. (“AAR Airlift”), a wholly-owned subsidiary of AAR CORP., of misappropriation of DynCorp information, including trade secrets, and other related allegations.  DynCorp’s complaint, which sought damages in an unspecified amount and a preliminary injunction, alleged that AAR Airlift engaged in this conduct in connection with the submission of proposals in response to the solicitation issued by the U.S. Department of State (“DOS”) Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation (“INL/A”) in support of the Worldwide Aviation Support Services program (“INL/A WASS”). The INL/A WASS contract was subsequently awarded to AAR Airlift on September 1, 2016.

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

On June 16, 2017, the District Court granted AAR Airlift’s motion to stay the legal proceeding against AAR Airlift.  The stay was to remain in effect until the earlier of (a) October 31, 2017 or (b) the entry of a decision of the United Stated Court of Federal Claims (“COFC”), on DynCorp’s protest of the contract award to AAR Airlift. The District Court’s stay immediately halted all discovery and other activity in the DynCorp lawsuit.

On October 31, 2017, the COFC denied DynCorp’s protest of the DOS award to AAR Airlift.  Following the COFC decision, the Department of State lifted the voluntary stay that had been in place on the INL/A WASS contract, and since that time it has issued several task orders to AAR Airlift in order to transition the INL/A WASS program to AAR Airlift.

On November 29, 2017, the District Court granted AAR Airlift’s motion to stay discovery in this lawsuit pending the District Court’s resolution of AAR Airlift’s motion for summary judgment. The District Court’s decision effectively extended the stay that was previously in effect.

On December 1, 2017, AAR Airlift filed its motion for summary judgment with the District Court.  This motion maintains that DynCorp’s claims fail as a matter of law because DynCorp  suffered no damages attributable to any alleged conduct of AAR Airlift; rather, as determined by the COFC, DynCorp was deemed ineligible for the INL/A WASS contract on account of its own actions.

A decision from the District Court on AAR Airlift’s motion for summary judgment is not expected before late January 2018.

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

On September 1, 2016, the U.S. Department of State (“DOS”) awarded AAR Airlift Group, Inc. the contract for the INL/A Worldwide Aviation Support Services (“INL/A WASS”).  This contract will leverage our capabilities in aviation services, including flight operations, supply chain logistics, and other services.

On November 29, 2017, we announced the receipt of our first task order from the DOS and have begun work on the transition phase of the INL/A WASS contract.  This follows the October 31, 2017 decision by the U.S. Court of Federal Claims upholding the DOS’ award of the INL/A WASS contract.

Our Contractor-Owned, Contractor-Operated (“COCO”) expeditionary airlift services business completed certain contracts in the second quarter of fiscal 2018.  As these aircraft have not been placed on new contracts and coupled with the continued decline in operational tempo within the DoD and an excess supply of aircraft assets in the market, we recognized impairment and other charges of $54.2 million in the three-month period ended November 30, 2017.

We remain in a strong financial position to further execute on our strategy as a best in class aviation and expeditionary services company.  Our cash on hand plus unused capacity on our Revolving Credit Facility was $342.6 million at November 30, 2017.  We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.  We continue to have the flexibility in our balance sheet allowing us to invest in our growth.  As we generate positive cash flow, we will continue our strategy of returning capital to our shareholders without hampering our future operating flexibility.

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

Results of Operations

Sales and gross profit for our two business segments for the three- and six-months ended November 30, 2017 and 2016 were as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
	2017	2016	% Change	2017	2016	% Change
Sales:
Aviation Services
Commercial	$303.4	$253.2	19.8%	$600.2	$488.7	22.8%
Government and Defense	88.2	93.5	(5.7%)	162.7	192.6	(15.5%)
	$391.6	$346.7	13.0%	$762.9	$681.3	12.0%
Expeditionary Services
Commercial	$14.6	$16.5	(11.5%)	$27.1	$29.8	(9.1%)
Government and Defense	43.5	60.6	(28.2%)	98.9	117.5	(15.8%)
	$58.1	$77.1	(24.6%)	$126.0	$147.3	(14.5%)

	Three Months Ended November 30,			Six Months Ended November 30,
	2017	2016	% Change	2017	2016	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$49.4	$42.3	16.8%	$93.6	$79.9	17.1%
Government and Defense	16.6	13.7	21.2%	30.2	29.5	2.4%
	$66.0	$56.0	17.9%	$123.8	$109.4	13.2%
Expeditionary Services
Commercial	$(7.7)	$3.1	nm	$(4.9)	$4.4	nm
Government and Defense	(37.4)	7.1	nm	(33.5)	13.9	nm
	$(45.1)	$10.2	nm	$(38.4)	$18.3	nm

nm — Percentage change is not meaningful.

Three Month Period Ended November 30, 2017

Aviation Services Segment

Sales in the Aviation Services segment increased $44.9 million or 13.0% over the prior year period due to a $50.2 million or 19.8% increase in sales to commercial customers.  The increase in sales to commercial customers was attributable to higher volumes in aviation supply chain activities driven primarily by new contract awards.  We also acquired two MRO facilities in Canada in conjunction with the Premier Aviation acquisition which contributed $10.0 million in sales to commercial customers.

During the second quarter of fiscal 2018, sales in this segment to government and defense customers decreased $5.3 million or 5.7% from the prior year period.  The decrease was primarily due to the wind-down of our KC-10 Program partially offset by increased volume in parts supply activities.  Our principal services under the KC-10 Program were completed in January 2017 with the wind-down expected to be complete in fiscal 2018.  Sales for the KC-10 Program during the three-month periods ended November 30, 2017 and 2016 were $9.3 million and $29.4 million, respectively.

Cost of sales in Aviation Services increased $34.9 million or 12.0% over the prior year period, which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $10.0 million or 17.9% over the prior year period.  Gross profit on sales to commercial customers increased $7.1 million or 16.8% over the prior year primarily driven by the higher volumes in aviation supply chain activities.  Gross profit margin on sales to commercial customers decreased from 16.7% to 16.3% primarily as a result of the mix of products and services sold.

Gross profit on sales to government and defense customers increased $2.9 million or 21.2% over the prior year period primarily due to the increased volume in parts supply activities. The gross profit margin on sales to government and defense customers increased from 14.7% to 18.8% reflecting the wind-down of the lower profitability KC-10 Program.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $19.0 million or 24.6% from the prior year period primarily due to the completion of certain COCO contracts in the second quarter of fiscal 2018.

Gross profit in the Expeditionary Services segment decreased $55.3 million from the prior year period’s gross profit of $10.2 million.  In conjunction with the completion of certain COCO contracts and coupled with the continued decline in operational tempo within the DoD and an excess supply of aircraft assets in the market, we recognized impairment and other charges of $51.6 million in the three months ended November 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.5 million over the prior year period.  During the three months ended November 30, 2017, we recognized impairment charges of $2.6 million related to the COCO business in selling, general and administrative expenses and higher legal costs related to our defense of the INL/A WASS award.

Interest Expense

Interest expense increased $0.8 million in fiscal 2018 from the prior year period primarily as a result of higher borrowings on our Revolving Credit Facility.  On October 18, 2017, we also entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the “Credit Agreement”).  The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two MRO facilities in Canada from Premier Aviation.

Income Taxes

Our effective income tax rate for continuing operations was 37.2% for the three-month period ended November 30, 2017 compared to 35.6% in the prior year period.  Effective June 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09 which requires excess tax benefits or deficiencies for restricted shares and stock options be recognized as income tax expense or benefit in the period shares vest or options are exercised rather than within equity.  We recognized $0.4 million of excess tax benefits as an increase to our income tax benefit during the three-months ended November 30, 2017.

Six-Month Period Ended November 30, 2017

Aviation Services Segment

Sales in the Aviation Services segment increased $81.6 million or 12.0% over the prior year period due to a $111.5 million or 22.8% increase in sales to commercial customers.  The increase in sales to commercial customers was attributable to higher volumes in aviation supply chain activities driven primarily by new contract awards.

Sales in this segment to government and defense customers decreased $29.9 million or 15.5% from the prior year period.  The decrease was primarily due to the wind-down of our KC-10 Program partially offset by increased volume in parts supply activities.  Our principal services under the KC-10 Program were completed in January 2017 with the wind-down expected to be complete in fiscal 2018.  Sales for the KC-10 Program during the six-month periods ended November 30, 2017 and 2016 were $21.0 million and $68.0 million, respectively.

Cost of sales in Aviation Services increased $67.2 million or 11.8% over the prior year period, which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $14.4 million or 13.2% over the prior year period.  Gross profit on sales to commercial customers increased $13.7 million or 17.1% over the prior year primarily driven by the higher volumes in aviation supply chain activities.  Gross profit margin on sales to commercial customers decreased from 16.3% to 15.6% primarily as a result of the mix of products and services sold.

Gross profit on sales to government and defense customers increased $0.7 million or 2.4% from the prior year period primarily due to the increased volume in parts supply activities.  The gross profit margin on sales to government and defense customers increased from 15.3% to 18.6% reflecting the wind-down of the lower profitability KC-10 Program.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $21.3 million or 14.5% from the prior year period primarily due to the completion of certain COCO contracts in the second quarter of fiscal 2018.

Gross profit in the Expeditionary Services segment decreased $56.7 million from the prior period.  In conjunction with the completion of certain COCO contracts and coupled with the continued decline in operational tempo within the DoD and an excess supply of aircraft assets in the market, we recognized impairment and other charges of $51.6 million in the six-month period ended November 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.7 million in fiscal 2018.  During the six months ended November 30, 2017, we recognized impairment charges of $2.6 million related to the COCO business in selling, general and administrative expenses and higher legal costs related to our defense of the INL/A WASS award.

Interest Expense

Interest expense increased $1.2 million in fiscal 2018 from the prior year period primarily as a result of higher total borrowings on our Revolving Credit Facility and our new Canadian Credit Agreement.

Income Taxes

Our effective income tax rate for continuing operations was 43.3% for the six-month period ended November 30, 2017 compared to 35.7% in the prior year period.  We recognized $1.6 million of excess tax benefits as an increase to our income tax benefit during the six-months ended November 30, 2017 related to the adoption of ASU 2016-09.

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

At November 30, 2017, our liquidity and capital resources included cash of $27.1 million and working capital of $555.7 million.

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

Borrowings outstanding under the Revolving Credit Facility at November 30, 2017 were $168.0 million and there were approximately $16.5 million of outstanding letters of credit, which reduced the availability of this facility to $315.5 million. There are no other terms or covenants limiting the availability of this facility. We also had $9.8 million available under foreign lines of credit at November 30, 2017.

On October 18, 2017, we entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender.  The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two maintenance, repair, and overhaul facilities in Canada from Premier Aviation.  The term loan is due in full at the expiration of the Credit Agreement on November 1, 2021 unless terminated earlier pursuant to the terms of the Credit Agreement.  Interest is payable monthly on the term loan at the offered fluctuating Canadian Dollar Offer Rate plus 125 to 225 basis points based on certain financial measurements if a Bankers’ Acceptances loan, or at the offered fluctuation Prime Rate plus 25 to 125 basis points based on certain financial measurements, if a Prime Rate loan.

We intend to retire current maturities due in the next twelve months through borrowings under our Revolving Credit Facility.

At November 30, 2017, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $8.7 million in the six-month period ended November 30, 2017 compared to cash used of $0.3 million in the prior year period.  The decrease from the prior period of $8.4 million was primarily attributable to a decrease in accrued liabilities and an increase in rotable equipment supporting long-term programs.

Cash Flows from Investing Activities

Net cash used in investing activities was $32.8 million during the six-month period ended November 30, 2017 compared to $3.7 million in the prior year period.  In fiscal 2018, we acquired the outstanding shares of two MRO facilities in Quebec and Ontario, Canada owned by Premier Aviation for approximately $24.8 million which included $22.9 million paid at closing.  In addition, we received higher cash proceeds in fiscal 2017 from asset disposals.

Cash Flows from Financing Activities

Net cash provided from financing activities was $59.5 million during the six-month period ended November 30, 2017 compared to cash used of $2.8 million in the prior year period.  The additional cash provided of $62.3 million was primarily attributable to increased short-term net borrowings of $37.0 million in the six-month period ended November 30, 2017 and proceeds from a new term loan of $24.8 million to finance the acquisition of the two Canadian MRO facilities previously discussed.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during fiscal 2018.

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

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2017.  There were no significant changes during the quarter ended November 30, 2017.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2017, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the second quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

There have been several recent developments in the lawsuit entitled DynCorp International LLC v. AAR Airlift Group, Inc. and the bid protest proceeding before the Court of Federal Claims since the filing of the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2017.  AAR Airlift is a wholly-owned subsidiary of AAR CORP.

DynCorp International LLC v. AAR Airlift Group, Inc.

On November 29, 2017, the United States District Court for the Middle District of Florida, Orlando Division (the “District Court”) granted AAR Airlift’s motion to stay discovery in this lawsuit pending the District Court’s resolution of AAR Airlift’s motion for summary judgment. The District Court’s decision effectively extended the stay that was previously in effect until the earlier of October 31, 2017 or the date of entry of a decision by the United States Court of Federal Claims (“COFC”) on DynCorp’s protest of the contract award made by the United States Department of State Bureau of International Narcotics and Law Enforcement, Office of Aviation (“INL/A”) to AAR Airlift.

On December 1, 2017, AAR Airlift filed its motion for summary judgment with the District Court.  This motion maintains that DynCorp’s claims fail as a matter of law because DynCorp  suffered no damages attributable to any alleged conduct of AAR Airlift; rather, as determined by the COFC, DynCorp was deemed ineligible for the INL/A WASS contract on account of its own actions.

A decision from the District Court on AAR Airlift’s motion for summary judgment is not expected before late January 2018.

Court of Federal Claims Proceeding

On October 31, 2017, the COFC denied DynCorp’s protest of the United States Department of State’s award of the Worldwide Aviation Support Services (“INL/A WASS”) contract to AAR Airlift.  Following the COFC decision, the Department of State lifted the voluntary stay that had been in place on the INL/A WASS contract, and since that time it has issued several task orders to AAR Airlift in order to transition the INL/A WASS program to AAR Airlift.

On November 14, 2017, DynCorp filed notice of appeal of the COFC decision to the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”).

On November 20, 2017, DynCorp also filed an emergency motion for interim relief pending appeal with the COFC.  On December 13, 2017, the COFC issued an order denying DynCorp’s motion.

On December 15, 2017, DynCorp filed a motion for injunction pending appeal with the Court of Appeals.  The Court of Appeals has not yet set a schedule for the injunction motion or the appeal itself.

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2017.

PART II — OTHER INFORMATION

Item 6 — Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

EXHIBIT INDEX

Exhibit No.	Description	Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated December 21, 2017 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated December 21, 2017 of Michael D. Milligan, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated December 21, 2017 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated December 21, 2017 of Michael D. Milligan, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2017 and May 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended November 30, 2017 and 2016, (iv)  Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2017 and 2016, (v) Condensed Consolidated Statement of Changes in Equity for the six months ended November 30, 2017 and (vi) Notes to Condensed Consolidated Financial Statements.**

**          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	December 21, 2017	/s/ MICHAEL D. MILLIGAN
Michael D. Milligan
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)