Form 10-Q
period 2018-02-28
AAR CORP
filed 2018-03-21
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2018

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

As of February 28, 2018, there were 34,638,738 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2018

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2018 and May 31, 2017

(In millions, except share data)

	February 28,	May 31,
	2018	2017
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23.9	$10.3
Restricted cash	10.7	—
Accounts receivable, less allowances of $7.4 and $4.9, respectively	203.4	234.5
Inventories	472.1	433.4
Rotable spares and equipment on or available for short-term lease	68.4	70.7
Assets of discontinued operations — current	122.7	120.4
Other current assets	32.4	19.1
Total current assets	933.6	888.4

Property, plant and equipment, net of accumulated depreciation of $212.4 and $207.5, respectively	135.3	117.2

Other assets:
Goodwill	119.6	105.6
Intangible assets, net of accumulated amortization of $32.7 and $27.6, respectively	28.2	29.4
Rotable assets supporting long-term programs	183.6	159.6
Assets of discontinued operations — non-current	—	99.0
Other non-current assets	111.9	104.9
	443.3	498.5
	$1,512.2	$1,504.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2018 and May 31, 2017

(In millions, except share data)

	February 28,	May 31,
	2018	2017
	(Unaudited)

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$0.1	$0.1
Accounts and trade notes payable	176.8	164.2
Accrued liabilities	123.2	139.9
Liabilities of discontinued operations	26.5	30.8
Total current liabilities	326.6	335.0

Long-term debt, less current maturities	194.3	154.1
Deferred tax liabilities	13.7	37.2
Other liabilities and deferred income	62.4	63.6
	270.4	254.9

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 and 45,175,302 shares at cost, respectively	45.3	45.2
Capital surplus	464.1	460.8
Retained earnings	723.8	727.9
Treasury stock, 10,662,048 and 10,820,844 shares at cost, respectively	(282.4)	(279.8)
Accumulated other comprehensive loss	(35.6)	(39.9)
Total equity	915.2	914.2
	$1,512.2	$1,504.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 28, 2018 and 2017

(Unaudited)

(In millions, except share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Sales:
Sales from products	$275.1	$242.7	$764.8	$679.1
Sales from services	181.2	164.5	510.0	461.2
	456.3	407.2	1,274.8	1,140.3
Cost and operating expenses:
Cost of products	224.0	202.3	620.3	570.6
Cost of services	154.7	138.4	444.6	384.2
Selling, general and administrative	53.4	43.1	146.7	126.6
	432.1	383.8	1,211.6	1,081.4
Operating income	24.2	23.4	63.2	58.9
Interest expense	(2.2)	(1.4)	(5.8)	(3.8)
Interest income	—	0.1	0.1	0.1
Other expense	(0.5)	—	(0.5)	—
Income from continuing operations before provision for income taxes (benefit)	21.5	22.1	57.0	55.2
Provision for income taxes (benefit)	(9.8)	7.7	1.4	19.5
Income from continuing operations	31.3	14.4	55.6	35.7
Loss from discontinued operations, net of tax	(15.8)	(0.7)	(52.0)	(0.4)
Net income	$15.5	$13.7	$3.6	$35.3

Earnings per share — basic:
Earnings from continuing operations	$0.91	$0.43	$1.62	$1.05
Loss from discontinued operations	(0.46)	(0.02)	(1.52)	(0.01)
Earnings per share — basic	$0.45	$0.41	$0.10	$1.04

Earnings per share — diluted:
Earnings from continuing operations	$0.90	$0.42	$1.60	$1.04
Loss from discontinued operations	(0.46)	(0.02)	(1.52)	(0.01)
Earnings per share — diluted	$0.44	$0.40	$0.08	$1.03

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended February 28, 2018 and 2017

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Net income	$15.5	$13.7	$3.6	$35.3
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments	0.9	(0.2)	3.4	(2.8)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0.2 for the three months ended February 28, 2018 and 2017, respectively, and $0.4 and $0.5 for the nine months ended February 28, 2018 and 2017, respectively	0.3	0.3	0.9	0.8
Other comprehensive income (loss), net of tax	1.2	0.1	4.3	(2.0)
Comprehensive income	$16.7	$13.8	$7.9	$33.3

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2018 and 2017

(Unaudited)

(In millions)

	Nine Months Ended
	February 28,
	2018	2017
Cash flows provided from (used in) operating activities:
Net income	$3.6	$35.3
Loss from discontinued operations	52.0	0.4
Income from continuing operations	55.6	35.7
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and intangible amortization	31.4	26.2
Stock-based compensation	8.7	7.6
Deferred tax benefit	(24.1)	(1.7)
Gain on asset disposal	—	(2.6)
Changes in certain assets and liabilities:
Accounts receivable	35.2	(26.7)
Inventories	(36.7)	(15.6)
Rotable spares and equipment on or available for short-term lease	2.5	(8.3)
Rotable assets supporting long-term programs	(35.7)	(75.7)
Accounts and trade notes payable	8.5	38.2
Accrued and other liabilities	(12.0)	(10.3)
Other	(17.8)	(4.6)
Net cash provided from (used in) operating activities — continuing operations	15.6	(37.8)
Net cash provided from operating activities — discontinued operations	17.3	26.6
Net cash provided from (used in) operating activities	32.9	(11.2)
Cash flows used in investing activities:
Property, plant and equipment expenditures	(18.4)	(20.1)
Payments for acquisitions	(22.9)	—
Proceeds from aircraft joint ventures	7.3	—
Proceeds from asset disposals	1.3	5.9
Other	0.4	(2.8)
Net cash used in investing activities — continuing operations	(32.3)	(17.0)
Net cash provided from (used in) investing activities — discontinued operations	(4.7)	4.2
Net cash used in investing activities	(37.0)	(12.8)
Cash flows provided from financing activities:
Short-term borrowings, net	16.0	34.0
Reduction in long-term borrowings	—	(10.0)
Proceeds from long-term borrowings	24.8	—
Cash dividends	(7.7)	(7.7)
Purchase of treasury stock	(13.1)	(16.6)
Stock option exercises	10.0	5.3
Other	(0.3)	(0.4)
Net cash provided from financing activities — continuing operations	29.7	4.6
Net cash used in financing activities — discontinued operations	(1.3)	(1.2)
Net cash provided from financing activities	28.4	3.4
Effect of exchange rate changes on cash	—	(0.5)
Increase (Decrease) in cash, cash equivalents, and restricted cash	24.3	(21.1)
Cash, cash equivalents, and restricted cash at beginning of period	10.3	31.2
Cash, cash equivalents, and restricted cash at end of period	$34.6	$10.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended February 28, 2018

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2017	$45.2	$460.8	$727.9	$(279.8)	$(39.9)	$914.2
Net income	—	—	3.6	—	—	3.6
Cash dividends	—	—	(7.7)	—	—	(7.7)
Stock option activity	—	(0.1)	—	9.5	—	9.4
Restricted stock activity	0.1	3.4	—	1.0	—	4.5
Repurchase of shares	—	—	—	(13.1)	—	(13.1)
Other comprehensive income (loss), net of tax	—	—	—	—	4.3	4.3
Balance, February 28, 2018	$45.3	$464.1	$723.8	$(282.4)	$(35.6)	$915.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2018

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheets of AAR CORP. and its subsidiaries as of February 28, 2018, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended February 28, 2018 and 2017, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2018 and 2017, and the Condensed Consolidated Statement of Changes in Equity for the nine-month period ended February 28, 2018.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 — New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  This ASU will supersede the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance.  This ASU will also supersede certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year so that it will be effective for us beginning June 1, 2018.

We will adopt this ASU as of June 1, 2018, using the modified retrospective transition method.  Under this method, we will be required to recognize the cumulative effect of adopting this ASU as of June 1, 2018 in our first quarter ending August 31, 2018.  We expect to estimate the cumulative effect upon adoption of the new ASU in the fourth quarter of fiscal 2018 based on expected contracts in process at May 31, 2018.  Our implementation effort continues to progress as we assess the anticipated impact of the new ASU on our consolidated financial statements.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

To date, we have preliminarily identified three significant areas where the new ASU will impact revenue recognition.  First, we have certain contracts under which we manufacture products with no alternative use and the Company has an enforceable right to payment from the customer.  As a result, the Company will be required to record revenue for these contracts over time as opposed to at the time of shipment which is our current policy today.  Second, we also perform repair services on customer-owned assets which will also transition to an over time approach compared to our current policy of recognizing revenue at time of shipment.  Third, we have certain contracts in which revenue is recognized using percentage of completion over the expected term of the contract.  The new ASU will likely result in the reduction of the contract term used for percentage of completion as certain contracts include unexercised customer option years or include customer rights to terminate the contract without significant penalty.

Other New Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation — Stock Compensation.  This ASU requires excess tax benefits or deficiencies for share-based payments to be recorded in the period shares vest as income tax expense or benefit, rather than within equity.  Cash flows related to excess tax benefits are now included in operating activities and are no longer classified as a financing activity. We adopted this ASU on June 1, 2017 and recognized excess tax benefits of $0.8 and $2.4 million as an income tax benefit during the three- and nine-month periods ended February 28, 2018, respectively.  We have also presented the excess tax benefits within operating activities in the condensed consolidated statement of cash flows for the nine-month period ended February 28, 2018.  As permitted, we adopted the statement of cash flow presentation guidance on a prospective basis with no adjustments to the previously reported amounts.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This ASU requires restricted cash to be included within beginning and ending total cash amounts reported in the consolidated statements of cash flows as well as increased disclosure requirements.  As permitted, we have early adopted this ASU in fiscal 2018.  The ASU is required to be adopted on a retroactive basis; however, we did not have restricted cash in our prior periods reported.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”).  This new standard will be effective for us beginning June 1, 2019 with early adoption permitted.  We are currently evaluating the impact of this new standard on our consolidated financial statements.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 3 — Discontinued Operations

During the third quarter of fiscal 2018, we decided to pursue the sale of our Contractor-Owned, Contractor-Operated (“COCO”) business previously included in our Expeditionary Services segment.  Due to this strategic shift, the assets, liabilities, and results of operations of our COCO business have been reported as discontinued operations for all periods presented.  Goodwill was allocated to this business based on its relative fair value to the reporting unit.  The fair value of the reporting unit was determined based on a combination of the expected net proceeds upon sale and a discounted cash flow analysis.  As the fair value of the reporting unit was below its carrying value, a goodwill impairment charge of $9.8 million was recorded in the third quarter of fiscal 2018.

Our COCO business completed certain contracts in the second quarter of fiscal 2018.  As the aircraft supporting these contracts were not placed on new contracts combined with the continued decline in operational tempo within the U.S. Department of Defense (“DoD”) and an excess supply of aircraft assets in the market, we determined there was an impairment triggering event and tested the recoverability of our COCO assets.  As a result, we recognized impairment and other charges of $54.2 million in the three-month period ended February 28, 2018.

No amounts of general corporate overhead or interest expense were allocated to discontinued operations during the periods presented.  Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

Operating results for discontinued operations were comprised of the following:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Sales	$8.8	$39.5	$79.2	$135.1
Cost of sales	(15.8)	(37.3)	(81.6)	(125.1)
Asset impairments	(11.0)	—	(65.2)	—
Selling, general and administrative expenses	(2.6)	(4.3)	(9.6)	(11.7)
Loss from discontinued operations before provision for income tax benefit	(20.6)	(2.1)	(77.2)	(1.7)
Provision for income tax benefit	(4.8)	(1.4)	(25.2)	(1.3)
Loss from discontinued operations	$(15.8)	$(0.7)	$(52.0)	$(0.4)

The carrying amounts of the major classes of assets and liabilities for our discontinued operations are as follows:

	February 28,	May 31,
	2018	2017
Inventory, rotable assets, and equipment	$110.4	$183.7
Goodwill	—	9.8
Other assets	12.3	25.9
Assets of discontinued operations	$122.7	$219.4

Liabilities — current	$26.5	$30.8
Liabilities — non-current	—	2.6
Liabilities of discontinued operations	$26.5	$33.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4 — Revenue Recognition

Sales and related cost of sales for product sales are recognized upon shipment of the product to the customer.  Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer.  Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title.  Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer.  We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites.  Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services.  Sales and related cost of sales for certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, based on the relationship of costs incurred to date to the estimated total costs.  We recognized net favorable cumulative catch-up adjustments of $1.8 million and $3.2 million during the three-month periods ended February 28, 2018 and 2017, respectively, and $2.2 million and $7.8 million during the nine-month periods ended February 28, 2018 and 2017, respectively, resulting from changes to the estimated profitability of these contracts.

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

In June 2016, the U.S. Air Force awarded the new contract for the KC-10 Extender Contractor Logistics Support Program (“KC-10 Program”) to a competitor.  Our principal services under the prior contract for the KC-10 Program were completed in January 2017; however, we have provided limited services since that date and will continue to do so for an unspecified period of time.  Sales for the KC-10 Program during the three-month periods ended February 28, 2018 and 2017 were $3.6 million and $24.3 million, respectively, and sales during the nine-month periods ended February 28, 2018 and 2017 were $24.6 million and $92.3 million, respectively.  Gross profit for the KC-10 Program during the three-month periods ended February 28, 2018 and 2017 were $0.2 million and $1.6 million, respectively, and gross profit during the nine-month periods ended February 28, 2018 and 2017 were $2.4 million and $6.1 million, respectively.

Included in accounts receivable as of February 28, 2018 and May 31, 2017, were $5.4 million and $14.5 million, respectively, of unbilled accounts receivable related to the KC-10 Program.  These unbilled accounts receivable related to costs we have incurred on parts that were requested and accepted by our customer to support the KC-10 Program.  These costs have not been billed by us because the customer has not yet issued the final paperwork necessary to allow for billing.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 — Income Taxes

On December 22, 2017, the Tax Reform Act was enacted which significantly revised the U.S. corporate income tax system.  The Tax Reform Act, among other things, reduced the current corporate federal income tax rate to 21% from 35%, changed bonus depreciation regulations and limited deductions for executive compensation.  The income tax rate reduction in the Tax Reform Act is effective January 1, 2018 which results in a blended federal statutory tax rate for the Company of 29.2% in fiscal 2018.  Our income tax expense for the three-month period ended February 28, 2018 included a benefit of $1.8 million related to the impact of our revised, lower estimated fiscal 2018 tax rate applied to our pre-tax income for the six-month period ended November 30, 2017 which was previously expected to be taxed at 35%.

We re-measured our deferred tax assets and liabilities based on the tax rate at which they are expected to reverse in the future, which is either at a federal rate of 29.2% for reversals in fiscal 2018 or 21% for reversals in fiscal 2019 and subsequent years.  We recognized an income tax benefit of $13.0 million in the three-month period ended February 28, 2018 for the re-measurement impact on a provisional basis.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which allows the use of a measurement period, similar to that used in business combinations, to account for the impacts of the Tax Reform Act.  We have accounted for the impacts of the Tax Reform Act to the extent a reasonable estimate could be made, however, we will continue to refine our estimates on the timing of the deferred tax reversals throughout the measurement period as additional information becomes available or until the accounting is complete.

Note 6 — Accounting for Stock-Based Compensation

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

Expense charged to operations for restricted stock during the three-month periods ended February 28, 2018 and 2017 was $2.0 million and $1.6 million, respectively, and $4.9 million and $4.2 million during the nine-month periods ended February 28, 2018 and 2017, respectively.

Stock Options

In the three-month period ended August 31, 2017, as part of our annual long-term stock incentive compensation, we granted 453,450 stock options to eligible employees at an exercise price per share of $35.26 and weighted average fair value of $9.27.

The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2018 and 2017 was $12.0 million and $3.3 million, respectively.   Expense charged to operations for stock options during the three-month periods ended February 28, 2018 and 2017 was $1.4 million and $1.1 million, respectively, and $3.8 and $3.4 million during the nine-month periods ended February 28, 2018 and 2017, respectively.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7 — Inventory

The summary of inventories is as follows:

	February 28,	May 31,
	2018	2017
Raw materials and parts	$47.6	$45.0
Work-in-process	35.3	25.8
Aircraft and engine parts, components and finished goods	389.2	362.6
	$472.1	$433.4

Note 8 — Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2018	2017
Interest paid	$4.9	$3.2
Income taxes paid	16.6	8.3
Income tax refunds received	0.1	1.2

Note 9 — Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”).  Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million.  The term of the Purchase Agreement runs through February 22, 2019, however, the Purchase Agreement may also be terminated earlier under certain circumstances.  The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser.  We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet.

During the three-month period ended February 28, 2018, we sold $63.0 million of receivables under the Purchase Agreement and collected $10.7 million on behalf of the Purchaser.  The cash collected has not yet been remitted to the Purchaser and has been classified as Restricted cash on our Condensed Consolidated Balance Sheet.  We incurred purchase discount and other fees of $0.5 million which are recognized as Other expenses on our Condensed Consolidated Statements of Operations.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 28,	May 31,
	2018	2017
Revolving Credit Facility expiring November 1, 2021 with interest payable monthly	$147.0	$131.0
Term loan due November 1, 2021 with interest payable monthly	24.1	—
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Capital lease obligations	0.1	0.2
Total debt	196.2	156.2
Current maturities	(0.1)	(0.1)
Debt issuance costs, net	(1.8)	(2.0)
Long-term debt	$194.3	$154.1

At February 28, 2018, our variable rate and fixed rate debt had a fair value that approximates its carrying value and are classified as Level 2 in the fair value hierarchy.

On October 18, 2017, we entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the “Credit Agreement”).  The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two maintenance, repair, and overhaul (“MRO”) facilities in Canada from Premier Aviation.  The term loan is due in full at the expiration of the Credit Agreement on November 1, 2021 unless terminated earlier pursuant to the terms of the Credit Agreement.  Interest is payable monthly on the term loan at the offered fluctuating Canadian Dollar Offer Rate plus 125 to 225 basis points based on certain financial measurements if a Bankers’ Acceptances loan, or at the offered fluctuation Prime Rate plus 25 to 125 basis points based on certain financial measurements, if a Prime Rate loan.

The industrial revenue bond that matures on August 1, 2018 has been classified as a long-term liability due to our intent and ability to refinance this bond on a long-term basis using our Revolving Credit Facility.

Our financing arrangements require us to comply with leverage and interest coverage ratios and certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  The Revolving Credit Facility and Credit Agreement also require our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment.  At February 28, 2018, we were in compliance with the financial and other covenants in our financing agreements.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

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

A reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Basic and Diluted EPS:
Income from continuing operations	$31.3	$14.4	$55.6	$35.7
Less income attributable to participating shares	(0.2)	(0.1)	(0.5)	(0.3)
Income from continuing operations attributable to common shareholders	31.1	14.3	55.1	35.4
Loss from discontinued operations attributable to common shareholders	(15.8)	(0.7)	(52.0)	(0.4)
Net income (loss) attributable to common shareholders for earnings per share	$15.3	$13.6	$3.1	$35.0

Weighted Average Shares:
Weighted average common shares outstanding — basic	34.0	33.7	34.1	33.9
Additional shares from the assumed exercise of stock options	0.5	0.5	0.4	0.4
Weighted average common shares outstanding — diluted	34.5	34.2	34.5	34.3

Earnings (Loss) per share — basic:
Earnings from continuing operations	$0.91	$0.43	$1.62	$1.05
Loss from discontinued operations	(0.46)	(0.02)	(1.52)	(0.01)
Earnings (Loss) per share — basic	$0.45	$0.41	$0.10	$1.04

Earnings (Loss) per share — diluted:
Earnings from continuing operations	$0.90	$0.42	$1.60	$1.04
Loss from discontinued operations	(0.46)	(0.02)	(1.52)	(0.01)
Earnings (Loss) per share — diluted	$0.44	$0.40	$0.08	$1.03

At February 28, 2018 and 2017, the average market price of our common shares was in excess of all of our outstanding options.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and nine-month periods ended February 28, 2018 and 2017 were as follows:

	Currency Translation Adjustments	Pension Plans	Total
Balance at December 1, 2017	$0.8	$(37.6)	$(36.8)
Other comprehensive income before reclassifications	0.9	—	0.9
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	0.9	0.3	1.2
Balance at February 28, 2018	$1.7	$(37.3)	$(35.6)

Balance at December 1, 2016	$(3.7)	$(42.8)	$(46.5)
Other comprehensive loss before reclassifications	(0.2)	—	(0.2)
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income (loss)	(0.2)	0.3	0.1
Balance at February 28, 2017	$(3.9)	$(42.5)	$(46.4)

	Currency Translation Adjustments	Pension Plans	Total
Balance at June 1, 2017	$(1.7)	$(38.2)	$(39.9)
Other comprehensive income before reclassifications	3.4	—	3.4
Amounts reclassified from AOCL	—	0.9	0.9
Total other comprehensive income	3.4	0.9	4.3
Balance at February 28, 2018	$1.7	$(37.3)	$(35.6)

Balance at June 1, 2016	$(1.1)	$(43.3)	$(44.4)
Other comprehensive loss before reclassifications	(2.8)	—	(2.8)
Amounts reclassified from AOCL	—	0.8	0.8
Total other comprehensive income (loss)	(2.8)	0.8	(2.0)
Balance at February 28, 2017	$(3.9)	$(42.5)	$(46.4)

Note 13 — Sale of Product Line

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 14 — Acquisitions

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
$15.0

Note 15 — Business Segment Information

Consistent with how our chief operating decision making officer (Chief Executive Officer) evaluates performance and the way we are organized internally, we report our activities in two business segments:  Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of our government-owned, contractor-operated (“GOCO”) airlift services and mobility operations.

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

February 28, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and other non-governmental organizations.  Sales in the Expeditionary Services segment are derived from fleet management and operations of customer-owned aircraft and the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force.  We also design and manufacture advanced composite materials for commercial, business and military aircraft.  Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

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

Selected financial information for each segment is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Sales:
Aviation Services	$426.4	$382.8	$1,189.3	$1,064.1
Expeditionary Services	29.9	24.4	85.5	76.2
	$456.3	$407.2	$1,274.8	$1,140.3

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Gross profit:
Aviation Services	$71.7	$63.2	$195.5	$172.6
Expeditionary Services	5.9	3.3	14.4	12.9
	$77.6	$66.5	$209.9	$185.5

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes (benefit).

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Segment gross profit	$77.6	$66.5	$209.9	$185.5
Selling, general and administrative	(53.4)	(43.1)	(146.7)	(126.6)
Interest expense	(2.2)	(1.4)	(5.8)	(3.8)
Interest income	—	0.1	0.1	0.1
Other expense	(0.5)	—	(0.5)	—
Income from continuing operations before provision for income taxes (benefit)	$21.5	$22.1	$57.0	$55.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 16 — Legal Proceedings

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

On June 16, 2017, the District Court granted AAR Airlift’s motion to stay the legal proceeding against AAR Airlift.  The stay was to remain in effect until the earlier of (a) October 31, 2017 or (b) the entry of a decision of the United States Court of Federal Claims (“COFC”), on DynCorp’s protest of the contract award to AAR Airlift. The District Court’s stay immediately halted all discovery and other activity in the DynCorp lawsuit.

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

On January 31, 2018, AAR Airlift and DynCorp filed a joint notice of settlement, advising the District Court that they had reached an agreement in principle to resolve DynCorp’s lawsuit and that they expected to file a stipulation of dismissal with prejudice within 14 days (meaning that DynCorp may not file its claims again).

On February 1, 2018, the District Court entered an order dismissing the DynCorp lawsuit without prejudice subject to the right of any party within 60 days to move the court for the purpose of entering a stipulated form of a final order or judgment or, on good cause shown, to reopen the case for further proceedings.

On March 16, 2018, however, DynCorp moved to reopen the case for further proceedings, stating that the parties did not have a meeting of the minds on a potential settlement. On March 19, 2018, AAR filed a response to DynCorp’s motion, clarifying that the parties did reach an agreement to settle the case and requesting that the court reopen the case for the limited purpose of allowing AAR Airlift to file a motion to enforce the settlement agreement reached between the parties and to dismiss the DynCorp lawsuit with prejudice.

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions)

General Overview

We report our activities in two business segments:  Aviation Services comprised of supply chain and maintenance, repair and overhaul (“MRO”) activities and Expeditionary Services comprised of our government-owned, contractor-operated (“GOCO”) airlift services and mobility operations.

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

The Expeditionary Services segment consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and other non-governmental organizations.  Sales in the Expeditionary Services segment are derived from fleet management and operations of customer-owned aircraft and the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force.  We also design and manufacture advanced composite materials for commercial, business and military aircraft.  Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

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

In November 2017, we began transition services on the INL/A Worldwide Aviation Support Services (“INL/A WASS”) contract from the U.S. Department of State (“DOS”).  This contract leverages our capabilities in aviation services, including flight operations, supply chain logistics, and other services.  We are the prime contractor on this ten-year performance-based contract to globally operate and maintain the DOS fleet of fixed and rotary-wing aircraft.  We expect to be fully operational by the end of the fourth quarter of fiscal 2018 at which point the INL/A WASS program will be a contributor to our earnings.

We have been repositioning our Expeditionary Services segment resources to focus on a GOCO model rather than a Contractor-Owned, Contractor-Operated (“COCO”) model as we transition to a capital light operating structure in this segment.  During the third quarter of fiscal 2018, we decided to pursue the sale of our COCO business.  Due to this strategic shift, the assets, liabilities, and results of operations of our COCO business have been reported as discontinued operations for all periods presented.

Fiscal Year 2019 Outlook

We remain in a strong financial position to further execute on our strategy as a best in class aviation services and expeditionary services company.  Our cash on hand plus unused capacities on our Revolving Credit Facility and our new accounts receivable financing program was $458 million at February 28, 2018.  We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.  We continue to have the flexibility in our balance sheet to invest in our growth.  As we generate positive cash flow, we will continue our strategy of returning capital to our shareholders without hampering our future operating flexibility and our growth plans.

For fiscal 2019, we expect the Company’s consolidated sales in the range of $2.1 to $2.2 billion.  This sales range includes $200 to $225 million for our INL/A WASS contract.  Diluted earnings per share from continuing operations for fiscal 2019 is expected to be in the range of $2.50 to $2.80.

Results of Operations

Sales and gross profit for our two business segments for the three- and nine-months ended February 28, 2018 and 2017 were as follows:

	Three Months Ended February 28,			Nine Months Ended February 28,
	2018	2017	% Change	2018	2017	% Change
Sales:
Aviation Services Commercial	$340.1	$291.4	16.7%	$940.3	$780.1	20.5%
Government and Defense	86.3	91.4	(5.6)%	249.0	284.0	(12.3)%
	$426.4	$382.8	11.4%	$1,189.3	$1,064.1	11.8%
Expeditionary Services Commercial	$10.9	$10.9	—	$28.4	$28.6	(0.7)%
Government and Defense	19.0	13.5	40.7%	57.1	47.6	20.0%
	$29.9	$24.4	22.5%	$85.5	$76.2	12.2%

	Three Months Ended February 28,			Nine Months Ended February 28,
	2018	2017	% Change	2018	2017	% Change
Gross Profit:
Aviation Services Commercial	$52.7	$47.0	12.1%	$146.3	$126.9	15.3%
Government and Defense	19.0	16.2	17.3%	49.2	45.7	7.7%
	$71.7	$63.2	13.4%	$195.5	$172.6	13.3%
Expeditionary Services Commercial	$2.3	$1.7	35.3%	$6.8	$5.9	15.3%
Government and Defense	3.6	1.6	125.0%	7.6	7.0	8.6%
	$5.9	$3.3	78.8%	$14.4	$12.9	11.6%

Three Month Period Ended February 28, 2018

Aviation Services Segment

Sales in the Aviation Services segment increased $43.6 million or 11.4% over the prior year period due to a $48.7 million or 16.7% increase in sales to commercial customers.  The increase in sales to commercial customers was attributable to higher volumes in aviation supply chain activities.  We also acquired two MRO facilities in Canada in conjunction with the Premier Aviation acquisition in September 2017 which contributed $11.7 million in sales to commercial customers.

During the third quarter of fiscal 2018, sales in this segment to government and defense customers decreased $5.1 million or 5.6% from the prior year period.  The decrease was primarily due to the wind-down of our KC-10 Program partially offset by increased volume in parts supply activities.  Our principal services under the KC-10 Program were completed in January 2017 with the wind-down expected to be complete in fiscal 2018.  Sales for the KC-10 Program during the three-month periods ended February 28, 2018 and 2017 were $3.6 million and $24.3 million, respectively.

Changes in estimates and assumptions related to our programs accounted for using the percentage-of-completion method are recorded using the cumulative catch-up method of accounting.  In the third quarter of fiscal 2018, we recognized favorable and unfavorable cumulative catch-up adjustments of $8.3 million and $6.5 million, respectively, compared to only favorable adjustments of $3.2 million in the prior year period.  When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $1.8 million and $3.2 million for the current and prior year periods, respectively.  These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Cost of sales in Aviation Services increased $35.1 million or 11.0% over the prior year period, which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $8.5 million or 13.4% over the prior year period.  Gross profit on sales to commercial customers increased $5.7 million or 12.1% over the prior year primarily driven by the higher volumes in aviation supply chain activities.  Gross profit margin on sales to commercial customers decreased from 16.1% to 15.5% primarily as a result of the mix of products and services sold.

Gross profit on sales to government and defense customers increased $2.8 million or 17.3% over the prior year period primarily due to the increased volume in parts supply activities. The gross profit margin on sales to government and defense customers increased from 17.7% to 22.0% reflecting the wind-down of the lower profitability KC-10 Program.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $5.5 million or 22.5% over the prior year period primarily due to the continued recovery in sales volumes for our mobility products business.  Gross profit in the Expeditionary Services segment increased $2.6 million or 78.8% over the prior year period primarily due to the increased sales volumes discussed above.  Gross profit margin for Expeditionary Services increased from 13.5% to 19.7% primarily as a result of the mix of products and services sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.3 million over the prior year period primarily due to increased personnel related costs.  During the three months ended February 28, 2018, we incurred $1.1 million of severance costs in connection with a voluntary early retirement program.

Interest Expense

Interest expense increased $0.8 million in fiscal 2018 from the prior year period primarily as a result of higher borrowings and higher interest rates on our Revolving Credit Facility.  We also entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the “Credit Agreement”) on October 18, 2017.  The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two MRO facilities in Canada from Premier Aviation.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted which significantly reduced the corporate federal income tax rate to 21% from 35%.  The income tax rate reduction in the Tax Reform Act results in a blended federal statutory tax rate for the Company of 29.2% in fiscal 2018.  Our income tax expense for the three-month period ended February 28, 2018 included a benefit of $1.8 million related to the impact of our revised, lower estimated fiscal 2018 tax rate applied to our pre-tax income for the six-month period ended November 30, 2017 which was previously expected to be taxed at 35%.

We also re-measured our deferred tax assets and liabilities based on the tax rate at which they are expected to reverse in the future, which is either at a federal rate of 29.2% for reversals in fiscal 2018 or 21% for reversals in fiscal 2019 and subsequent years.  We recognized an income tax benefit of $13.0 million in the three-month period ended February 28, 2018 for the impact of the re-measurement of our deferred tax assets and liabilities at these new rates.

Effective June 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09 which requires excess tax benefits or deficiencies for restricted shares and stock options be recognized as income tax expense or benefit in the period shares vest or options are exercised rather than within equity.  We recognized $0.8 million of excess tax benefits as an income tax benefit during the three-month period ended February 28, 2018.

Discontinued Operations

During the third quarter of fiscal 2018, we decided to pursue the sale of our COCO business previously included in our Expeditionary Services segment.  Due to this strategic shift, the assets, liabilities, and results of operations of our COCO business have been reported as discontinued operations for all periods presented.

Loss from discontinued operations was $15.8 million in the three-month period ended February 28, 2018 compared to $0.7 million in the prior year period.  The increase of $15.1 million was primarily due to goodwill and other asset impairment pre-tax charges of $11.0 million in the third quarter of fiscal 2018 and the completion of certain long-term customer contracts in the second quarter of fiscal 2018.

Nine-Month Period Ended February 28, 2018

Aviation Services Segment

Sales in the Aviation Services segment increased $125.2 million or 11.8% over the prior year period due to a $160.2 million or 20.5% increase in sales to commercial customers.  The increase in sales to commercial customers was primarily attributable to higher volumes in aviation supply chain activities driven primarily by new contract awards.  We also acquired two MRO facilities in Canada in conjunction with the Premier Aviation acquisition in September 2017 which contributed $21.7 million in sales to commercial customers.

Sales in this segment to government and defense customers decreased $35.0 million or 12.3% from the prior year period.  The decrease was primarily due to the wind-down of our KC-10 Program partially offset by increased volume in parts supply activities.  Our principal services under the KC-10 Program were completed in January 2017 with the wind-down expected to be complete in fiscal 2018.  Sales for the KC-10 Program during the nine-month periods ended February 28, 2018 and 2017 were $24.6 million and $92.3 million, respectively.

Changes in estimates and assumptions related to our programs accounted for using the percentage-of-completion method are recorded using the cumulative catch-up method of accounting.  For the nine-month period ended February 28, 2018, we recognized favorable and unfavorable cumulative catch-up adjustments of $9.3 million and $7.1 million, respectively, compared to only favorable adjustments of $7.8 million in the prior year period.  When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $2.2 million and $7.8 million for the current and prior year periods, respectively.  These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Cost of sales in Aviation Services increased $102.3 million or 11.5% over the prior year period, which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $22.9 million or 13.3% over the prior year period.  Gross profit on sales to commercial customers increased $19.4 million or 15.3% over the prior year primarily driven by the higher volumes in aviation supply chain activities discussed above.  Gross profit margin on sales to commercial customers decreased from 16.3% to 15.6% primarily as a result of the mix of products and services sold.

Gross profit on sales to government and defense customers increased $3.5 million or 7.7% over the prior year period primarily due to the increased volume in parts supply activities.  The gross profit margin on sales to government and defense customers increased from 16.1% to 19.8% reflecting the wind-down of the lower profitability KC-10 Program.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $9.3 million or 12.2% over the prior year period primarily due to the continued recovery in sales volumes for our mobility products business.  Gross profit in the Expeditionary Services segment increased $1.5 million from the prior period which was primarily in line with the sales increase discussed above as the gross profit margin was 16.8% in the current period compared to 16.9% in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $20.1 million in fiscal 2018 primarily due to higher legal costs related to our defense of the INL/A WASS award.  During the three months ended February 28, 2018, we also incurred $1.1 million of severance costs in connection with a voluntary early retirement program.

Interest Expense

Interest expense increased $2.0 million in fiscal 2018 from the prior year period primarily as a result of higher borrowings and higher interest rates on our Revolving Credit Facility and our new Canadian Credit Agreement.

Income Taxes

Our effective income tax rate for continuing operations was 2.5% for the nine-month period ended February 28, 2017 compared to 35.3% in the prior year period.

The Tax Reform Act significantly reduced the corporate federal income tax rate to 21% from 35% which resulted in a blended federal statutory tax rate for the Company of 29.2% in fiscal 2018.  We also re-measured our deferred tax assets and liabilities based on the tax rate at which they are expected to reverse in the future and recognized an income tax benefit of $13.0 million in the nine-month period ended February 28, 2018 reflecting the impact of the re-measurement.

We also recognized $2.4 million of excess tax benefits as an increase to our income tax benefit during the nine-month period ended February 28, 2018 related to the adoption of ASU 2016-09.

Discontinued Operations

Loss from discontinued operations was $52.0 million in the nine-month period ended February 28, 2018 compared to $0.4 million in the prior year period.  The increase of $51.6 million was primarily attributable to pre-tax asset impairment charges of $65.2 million and the completion of certain long-term customer contracts in the second quarter of fiscal 2018.

Liquidity, Capital Resources and Financial Position

At February 28, 2018, our liquidity and capital resources included cash of $23.9 million and working capital of $607.0 million.

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

Borrowings outstanding under the Revolving Credit Facility at February 28, 2018 were $147.0 million and there were approximately $16.6 million of outstanding letters of credit, which reduced the availability of this facility to $336.4 million. There are no other terms or covenants limiting the availability of this facility. We also had $10.2 million available under foreign lines of credit at February 28, 2018.

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

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”).  Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million.  The term of the Purchase Agreement runs through February 22, 2019, however, the Purchase Agreement may also be terminated earlier under certain circumstances.  The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.  During the three-month period ended February 28, 2018, we sold $63.0 million of receivables under the Purchase Agreement and collected $10.7 million on behalf of the Purchaser.

Our operating activities are funded and commitments met through the generation of cash from operations, including sales of accounts receivable, in addition to borrowings from our Revolving Credit Facility.  Periodically, we may raise capital through common stock and debt financings in the public or private markets.  We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.

We intend to retire current maturities due in the next twelve months through borrowings under our Revolving Credit Facility.

At February 28, 2018, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows from Operating Activities

Net cash provided from operating activities—continuing operations was $15.6 million in the nine-month period ended February 28, 2018 compared to cash used of $37.8 million in the prior year period.  The increase from the prior period of $53.4 million was primarily attributable to the new Purchase Agreement entered into during the third quarter of fiscal 2018 for the sale of certain accounts receivable.  As of February 28, 2018, we had sold accounts receivable of $63.0 million and collected, but not yet remitted to the buyer, $10.7 million as the servicer of the receivables.

Cash Flows from Investing Activities

Net cash used in investing activities—continuing operations was $32.3 million during the nine-month period ended February 28, 2018 compared to cash used of $17.0 million in the prior year period.  In fiscal 2018, we acquired the outstanding shares of two MRO facilities in Quebec and Ontario, Canada owned by Premier Aviation for approximately $24.8 million which included $22.9 million paid at closing.  In addition, we received higher cash proceeds in fiscal 2017 from asset disposals.

Cash Flows from Financing Activities

Net cash provided from financing activities—continuing operations was $29.7 million during the nine-month period ended February 28, 2018 compared to cash provided of $4.6 million in the prior year period.  The additional cash provided of $25.1 million was primarily attributable to proceeds from a new term loan of $24.8 million to finance the acquisition of the two Canadian MRO facilities previously discussed.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended May 31, 2017 for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during fiscal 2018.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our annual report on Form 10-K for the fiscal year ended May 31, 2017.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our annual report on Form 10-K for the year ended May 31, 2017.  There were no significant changes during the quarter ended February 28, 2018.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2018, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the third quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2018, AAR Airlift and DynCorp filed a joint notice of settlement, advising the District Court that they had reached an agreement in principle to resolve DynCorp’s lawsuit and that they expected to file a stipulation of dismissal with prejudice within 14 days (meaning that DynCorp may not file its claims again).

On February 1, 2018, the District Court entered an order dismissing the DynCorp lawsuit without prejudice subject to the right of any party within 60 days to move the court for the purpose of entering a stipulated form of a final order or judgment or, on good cause shown, to reopen the case for further proceedings.

On March 16, 2018, however, DynCorp moved to reopen the case for further proceedings, stating that the parties did not have a meeting of the minds on a potential settlement. On March 19, 2018, AAR filed a response to DynCorp’s motion, clarifying that the parties did reach an agreement to settle the case and requesting that the court reopen the case for the limited purpose of allowing AAR Airlift to file a motion to enforce the settlement agreement reached between the parties and to dismiss the DynCorp lawsuit with prejudice.

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

On December 15, 2017, DynCorp filed a motion for injunction pending appeal with the Court of Appeals.  On January 17, 2018, the Court of Appeals denied DynCorp’s motion for injunction.  The case on the merits is in the briefing stage at the Court of Appeals, with no scheduled date for a decision.

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our annual report on Form 10-K for the year ended May 31, 2017.

PART II — OTHER INFORMATION

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table provides information about purchases we made during the quarter ended February 28, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
12/1/2017 – 12/31/2017	—	$—	—
1/1/2018 – 1/31/2018	201,536	38.99	201,536
2/1/2018 – 2/28/2018	—	—	—
Total	201,536	$38.99	201,536	$236,953,460

(1)         On July 10, 2017, our Board of Directors authorized a new stock repurchase program providing for the repurchase of up to $250 million of our common stock, with no expiration date.

Item 6 — Exhibits

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

EXHIBIT INDEX

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1

Purchase Agreement dated February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated February 23, 2018)

		10.2

Amendment No. 8 dated February 23, 2018 to Credit Agreement among AAR CORP., Bank of America, N.A., as administrative agent, and the various financial institutions party thereto. (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated February 23, 2018)

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 21, 2018 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 21, 2018 of Michael D. Milligan, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 21, 2018 of David P. Storch, Chairman and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 21, 2018 of Michael D. Milligan, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2018 and May 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended February 28, 2018 and 2017, (iv)  Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2018 and 2017, (v) Condensed Consolidated Statement of Changes in Equity for the nine months ended February 28, 2018 and (vi) Notes to Condensed Consolidated Financial Statements.**

**          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	March 21, 2018	/s/ MICHAEL D. MILLIGAN
Michael D. Milligan
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)