Form 10-K
period 2018-05-31
AAR CORP
filed 2018-07-11
CIK 1750

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2018 or
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period prior to complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $1,344 million (based upon the closing price of the Common Stock at November 30, 2017 as reported on the New York Stock Exchange).

         On June 29, 2018, there were 34,740,330 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the Company's proxy statement for the Company's 2018 Annual Meeting of Stockholders, to be held October 10, 2018, are incorporated by reference in Part III of this report.

PART I

ITEM 1.    BUSINESS

General

        AAR CORP. and its subsidiaries are referred to herein collectively as "AAR," "Company," "we," "us," and "our" unless the context indicates otherwise. AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966. We are a diversified provider of products and services to the worldwide aviation and government and defense markets.

        Beginning in fiscal 2015, we implemented a comprehensive strategic plan to narrow our strategy to focus on our best-in-class aviation and expeditionary services through our two business segments: Aviation Services and Expeditionary Services. We sold our Telair Cargo Group for cash of $714 million, resulting in pre-tax gains of $198.6 million in the fourth quarter of fiscal 2015 (and $27.7 million in the first quarter of fiscal 2016 from the receipt of contingent consideration). We used the proceeds from the sale in fiscal 2015 to reduce our total debt and return capital to shareholders through common stock repurchases and dividends.

        Through execution of our strategic plan over the last three years, we have succeeded in expanding customer relationships and securing new flight hour component inventory management and repair programs work with multiple international commercial customers and government customers. We also invested in our rotable assets to support these programs and continued our focus on expanding our business development resources. These investments in our supply chain activities have allowed us to increase market share, expand our customer base, and enlarge our geographic footprint.

        In fiscal 2018, we began the ramp-up for the 15-year, U.S. Air Force Landing Gear Performance-Based Logistics One program. Under the program, we are providing total supply chain management including purchasing, distribution and inventory control to support all landing gear components for the U.S. Air Force's fleet of C-130, KC-135 and E-3 aircraft.

        In fiscal 2018, we also began providing services to the U.S. Department of State ("DoS") under the INL/A Worldwide Aviation Support Services ("WASS") contract. This contract leverages our capabilities in aviation services, including flight operations, supply chain logistics, and other services. We are the prime contractor on this 10-year performance-based contract to globally operate and maintain the DoS fleet of fixed and rotary-wing aircraft. We successfully completed the transition and phase-in of the WASS program in June 2018. We have full operational capability at all contract sites, which include Afghanistan, Iraq, Panama, Peru, and Patrick Air Force Base as well as support locations in Brevard County, Florida.

        Our long-term strategy continues to emphasize the return of capital to shareholders. Over the past three years, we have returned $82.6 million to shareholders through common stock repurchases of $51.7 million and dividends of $30.9 million.

        We remain in a strong financial position to further execute on our strategy in fiscal 2019. Both our commercial and government businesses are executing on our many contract wins and will continue to deliver growth in fiscal 2019. Our cash on hand plus unused capacities on our Revolving Credit Facility and accounts receivable financing program was $473 million at May 31, 2018. We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets. We continue to have the flexibility in our balance sheet allowing us to invest in our growth. As we generate positive cash flow, we will continue our strategy of returning capital to our shareholders without hampering our future operating flexibility.

Business Segments

Aviation Services

        The Aviation Services segment provides aftermarket support and services for the commercial aviation and government and defense markets and accounted for 93% of our sales in fiscal 2018, 2017, and 2016. In this segment, we also provide inventory management and distribution services, maintenance, repair and overhaul ("MRO"), and engineering services. Business activities in this segment are primarily conducted through AAR Supply Chain, Inc.; AAR Government Services, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Allen Services, Inc.; AAR Landing Gear LLC; and AAR International, Inc.

        We sell and lease a wide variety of new, overhauled and repaired engine and airframe parts and components and aircraft to our commercial aviation and government/defense customers.

        We provide customized flight hour component inventory and repair programs, warranty claim management, and outsourcing programs for engine and airframe parts and components in support of our airline and government customers' maintenance activities. The types of services provided under these programs include material planning, sourcing, logistics, information and program management, and parts and component repair and overhaul. We are also an authorized distributor for more than 70 product lines across over 25 leading aviation product manufacturers.

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

        We operate seven airframe maintenance facilities and one landing gear overhaul facility. Our landing gear overhaul facility is in Miami, Florida, where we repair and overhaul landing gear, wheels, brakes, and actuators for different types of commercial and military aircraft. Our U.S. airframe maintenance facilities are in Indianapolis, Indiana; Oklahoma City, Oklahoma; Duluth, Minnesota; Miami, Florida; and Rockford, Illinois and our Canadian airframe maintenance facilities are in Trois Rivieres, Quebec and Windsor, Ontario. In addition, we also announced a joint venture with Indamer Aviation which will develop and operate an airframe maintenance facility in India. The facility is currently under construction and is expected to begin operations in fiscal 2019.

        The majority of our product sales are made pursuant to standard commercial purchase orders. Government sales are generally made under standard types of government contracts which can include firm fixed-price contracts, cost plus fixed fee contracts, and time-and-materials contracts. Some of our contracts call for the performance of specified services or the delivery of specified products under indefinite delivery/indefinite quantity ("ID/IQ") arrangements. Certain inventory supply and management and performance-based logistics program agreements reflect negotiated terms and conditions.

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

Expeditionary Services

        The Expeditionary Services segment consists of businesses that primarily provide products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations. The Expeditionary Services segment accounted for 7% of our sales in fiscal 2018, 2017, and 2016. Business activities in this segment are primarily conducted through AAR Airlift Group, Inc.; AAR Manufacturing, Inc. and Brown International Corporation.

        We provide fleet management and operations of customer-owned aircraft for the DoS under the INL/A WASS contract. We are the prime contractor on this ten-year performance-based contract to globally operate and maintain the DoS fleet of fixed- and rotary-wing aircraft.

        We also design, manufacture, and repair transportation pallets and a wide variety of containers and shelters used in support of military and humanitarian tactical deployment activities. The containers and shelters are used in numerous mission requirements, including armories, supply and parts storage, refrigeration systems, tactical operation centers, briefing rooms, laundry and kitchen facilities, water treatment, and sleeping quarters. Shelters include both stationary and vehicle-mounted applications.

        We also provide engineering, design, and system integration services for specialized command and control systems and design and manufacture advanced composite materials for commercial, business and military aircraft.

        Sales in this segment are generally made to customers pursuant to standard commercial purchase orders and contracts. Government sales are generally made under standard types of government contracts which can include firm fixed-price contracts, cost plus fixed fee contracts, and time-and-materials contracts. Some of our contracts call for the performance of specified services or the delivery of specified products under ID/IQ arrangements, however, the majority of our products and services are procured via definite contracts.

Raw Materials

        Although we generated 60% of our fiscal 2018 sales from the sale of products, our businesses are generally engaged in limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing of raw materials. We purchase raw materials for our manufacturing operations, including steel, aluminum, extrusions, balsa, and other necessary supplies from several vendors. Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources for each segment at competitive prices, terms, and conditions, and we expect to be able to continue to do so.

Terms of Sale

        We generally sell our products and services under standard 30-day payment terms. On occasion, certain customers, principally foreign customers, will negotiate extended payment terms of 60-90 days. Except for customary warranty provisions, customers neither have the right to return products nor do they have the right to extended financing. Our government contracts may extend several years and include one or more base years and one or more option years. The government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, or modify some contracts at its convenience.

Customers

        The principal customers for our products and services in the Aviation Services segment are domestic and foreign commercial airlines, domestic and foreign freight airlines, regional and commuter airlines, business and general aviation operators, OEMs, aircraft leasing companies, aftermarket aviation support companies, the DoD and its contractors, and foreign military organizations or governments. In the Expeditionary Services segment, our principal customers include the DoS, DoD and its contractors, foreign military organizations or governments, defense organizations, and OEMs.

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

Sales to Government and Defense Customers

        Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $428.8 million (24.5% of consolidated sales), $438.7 million (27.6% of consolidated sales) and $489.4 million (32.1% of consolidated sales) in fiscal 2018, 2017 and 2016, respectively. Sales to branches, agencies, and departments of the U.S. government and their contractors were $304.3 million (17.4% of consolidated sales), $321.5 million (20.2% of consolidated sales), and $366.1 million (24.0% of consolidated sales) in fiscal 2018, 2017, and 2016, respectively.

        Sales to government and defense customers are reported in each of our reportable segments (See Note 13 of Notes to Consolidated Financial Statements). Since such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government sales are for products and services supporting the DoD logistics and mobility strategy. Thus, our government contracts have changed, and may continue to change, with fluctuations in defense and other governmental agency spending. Our government contracts are also subject to termination by the customer; in the event of such a termination, we are entitled to recover all allowable costs incurred by us through the date of termination.

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

        We have 13 FAA certificated repair stations in the United States, Canada, and Europe. Of the 13 certificated FAA repair stations, seven are also European Aviation Safety Agency ("EASA") and four are also Transport Canada Civil Aviation ("TCCA") certificated repair stations. Such certificates, which are ongoing in duration, are required for us to perform authorized maintenance, repair and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 13 FAA certificated repair stations, 12 are in the Aviation Services segment and one is held by our Contractor-Owned, Contractor-Operated business ("COCO") which is classified as a discontinued operation as the COCO business is currently held for sale. The EASA and TCCA certificated repair stations are in the Aviation Services segment. We also hold a FAR Part 135 certificate to operate aircraft for our expeditionary airlift services business. We are also Commercial Airlift Review Board certified with the DoD. We believe that we possess all licenses and certifications that are material to the conduct of our business.

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

Backlog

        Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts. At May 31, 2018, backlog was approximately $1,053 million compared to $519 million at May 31, 2017 which reflects the significant new commercial and government contract awards received over the last twelve months. Approximately $510 million of our May 31, 2018 backlog is expected to be filled in fiscal 2019.

Employees

        At May 31, 2018, we employed approximately 5,000 employees worldwide, of which approximately 155 employees are subject to a collective bargaining agreement. We also retain approximately 775 contract workers, the majority of whom are located at our airframe maintenance facilities.

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

        Our sales to branches, agencies and departments of the U.S. government and their contractors were $304.3 million (17.4% of consolidated sales) in fiscal 2018 (See Note 13 of Notes to Consolidated Financial Statements). The majority of our U.S. government sales is for products and services supporting DoD logistics and mobility strategy and is, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government and their contractors are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding, requirements generated by world events, and budgetary constraints.

        U.S. government programs are subject to annual congressional budget authorization and appropriation processes. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation, including the statutory limit on the amount of permissible federal debt (the "debt ceiling"). These issues could negatively affect the timely collection of our U.S. government invoices.

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

        If there are funding delays and constraints, we may be required to continue to perform for some period of time on certain of our U.S. government contracts even if the U.S. government is unable to make timely payments. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions could result in reductions, cancellations, and/or delays of existing contracts or programs which could adversely affect our results of operations and financial condition.

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

        We currently perform airframe maintenance, repair and overhaul activities at seven leased locations. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. In addition, certain airlines operate certain new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft nor technicians trained and certified to perform the required airframe maintenance, repair and overhaul activities. If either the number of aircraft operating or the level of outsourcing of maintenance activities declines, we may not be able to execute our operational and financial plans at our maintenance, repair and overhaul facilities, which could adversely affect our results of operations and financial condition.

We operate in highly competitive markets, and competitive pressures may adversely affect us.

        The markets for our products and services to our commercial, government, and defense customers are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft manufacturers, aircraft component and parts manufacturers, airline and aircraft service companies, other companies providing maintenance, repair and overhaul services, other aircraft spare parts distributors and redistributors, and other expeditionary airlift service providers. Some of our competitors have substantially greater financial and other resources than we have and others may price their products and services below our selling prices. These competitive markets also create pressure on our ability to hire and retain qualified technicians and other skilled labor needs. We believe that our ability to compete depends on superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing and effective quality assurance programs.

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

        We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts. These laws and regulations include the Federal Acquisition Regulations, Defense Federal Acquisition Regulations, the Truth in Negotiations Act, Cost Accounting Standards, and laws, regulations, and orders restricting the use and dissemination of classified information under the U.S. export control laws and the export of certain products and technical information and safeguarding of contractor information systems. Certain government contracts provide audit rights by government agencies, including with respect to performance, costs, business systems, internal controls and compliance with applicable laws and regulations. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions, including suspension or debarment from contracting with the U.S. government. Our reputation could suffer harm if allegations of impropriety were made or found against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

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

        In addition, the UK held a referendum in 2016 in which voters approved an exit from the European Union ("EU"). On March 29, 2017, the UK government commenced the exit process under Article 50 of the Treaty of the EU by notifying the European Council of the UK's intention to leave the EU. This notification started a two-year time period for the UK and the remaining EU countries to negotiate a withdrawal agreement. The final terms of the UK's potential exit from the EU have yet to be determined and it is possible there will be greater restrictions on imports and exports between the UK and EU countries along with increased regulatory complexities.

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

        We have completed multiple acquisitions over the past few years and we have discussions with third parties regarding acquisitions on a regular basis. Acquisitions involve risks, including difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. In addition, acquisitions often require substantial management resources and have the potential to divert our attention from our existing business. For any businesses we may acquire in the future, we may not be able to execute our operational, financial, or integration plans for the acquired businesses, which could adversely affect our results of operations and financial condition.

Market values for our aviation products fluctuate and we may be unable to recover our costs incurred on engines, rotable components and other aircraft parts.

        We make a number of assumptions when determining the recoverability of rotable components, engines, and other assets which are on lease, available for lease, or supporting our long-term programs. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. Reductions in demand for these assets or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our aircraft, engines, and other assets could result in impairment charges in future periods, which would adversely affect our results of operations and financial condition.

We may need to reduce the carrying value of our assets.

        We own and distribute a significant amount of engines, aircraft parts and components, and manufacturing facilities and related equipment. The removal of aircraft from service or recurring losses in certain operations could require us to evaluate the recoverability of the carrying value of those assets and record an impairment charge through earnings to reduce the carrying value. During the second quarter of fiscal 2018, we recognized impairment charges of $54.2 million related to assets included in our COCO business which is classified as a discontinued operation. In addition, if aircraft or engines for which we offer replacement parts or supply repair and overhaul services are retired and there are fewer aircraft that require these parts or services, our revenues may decline.

        We make a number of assumptions when determining the recoverability of our assets including historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows. Differences between actual results and the assumptions utilized by us when determining the recoverability of our assets could result in impairment charges in future periods, which would adversely affect our results of operations and financial condition.

        We have recorded goodwill and other intangible assets related to acquisitions. If we are unable to achieve the projected levels of operating results, it may be necessary to record an impairment charge to reduce the carrying value of goodwill and related intangible assets. During the third quarter of fiscal 2018, we recognized a goodwill impairment charge of $9.8 million related to our COCO business. Similarly, if we were to lose a key customer or one of our airframe maintenance or landing gear facilities were to lose its authority to operate, we might be required to record an impairment charge.

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

        Certain financing arrangements, including our Revolving Credit Facility and our accounts receivable financing program, require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan and debt agreements and may result in a cross-default under other debt agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under our debt agreements could be declared immediately due and payable. Our failure to comply with these covenants could adversely affect our results of operations and financial condition.

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

        The procedures and controls we utilize to monitor and mitigate these threats may not be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results, and financial condition.

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

        We are dependent on an educated and highly skilled workforce because of the complex nature of many of our products and services. Furthermore, we have a collective bargaining agreement covering approximately 155 employees. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage. These and similar events may adversely affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        In the Aviation Services segment, we conduct parts supply activities from our headquarters in Wood Dale, Illinois, which we own. In addition to warehouse space, this facility includes executive, sales and administrative offices. Our principal maintenance, repair, overhaul, engineering and other service activities for this segment are conducted at U.S. facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Duluth, Minnesota; and Rockford, Illinois and at Canadian facilities leased by us in Trois Rivieres, Quebec and Windsor, Ontario.

        We also lease facilities in Garden City, New York; Jacksonville, Florida; Brussels, Belgium; Singapore, Republic of Singapore; London, England; and Crawley, England, and own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Services segment.

        Our principal activities in the Expeditionary Services segment are conducted at facilities we lease in Melbourne, Florida; Huntsville, Alabama; and Sacramento, California and own in Cadillac, Michigan; Clearwater, Florida; and Goldsboro, North Carolina.

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

ITEM 3.    LEGAL PROCEEDINGS

DynCorp International LLC v. AAR Airlift Group, Inc.

        On September 5, 2015, DynCorp International LLC ("DynCorp") filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division (the "District Court"), accusing AAR Airlift Group, Inc. ("Airlift"), a wholly-owned subsidiary of AAR CORP., of misappropriation of DynCorp information, including trade secrets, and other related allegations, in connection with the submission of proposals in response to the solicitation issued by the U.S. Department of State ("DoS") Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation in support of the Worldwide Aviation Support Services program ("WASS").

        On October 19, 2015, DynCorp filed an amended complaint with the District Court. On January 14, 2016, the District Court granted Airlift's motion to dismiss DynCorp's amended complaint. On February 2, 2016, DynCorp appealed the District Court's order to the United States Court of Appeals for the Eleventh Circuit (the "Eleventh Circuit").

        On November 21, 2016, the Eleventh Circuit reversed in part the District Court's dismissal of the amended complaint and remanded the case to the District Court for further proceedings.

        On January 31, 2018, Airlift and DynCorp filed a joint notice of settlement, advising the District Court that they had reached an agreement in principle to resolve DynCorp's lawsuit and that they expected to file a stipulation of dismissal with prejudice within 14 days.

        On February 1, 2018, the District Court entered an order dismissing the DynCorp lawsuit without prejudice, subject to the right of any party within 60 days to move the court for the purpose of entering a stipulated form of a final order or judgment or, on good cause shown, to reopen the case for further proceedings.

        On June 20, 2018, the parties entered into a confidential settlement agreement to dismiss the lawsuit with prejudice without the payment of any money by either party. On June 26, 2018, the District Court entered an order dismissing the lawsuit with prejudice.

Appeals Proceeding Relating to the INL/A WASS Contract Award

        On September 1, 2016, the DoS awarded the WASS contract to Airlift. On December 20, 2016, the U.S. Government Accountability Office ("GAO") denied a protest filed by DynCorp and confirmed the award of the WASS contract to Airlift.

        On December 28, 2016, DynCorp filed a further protest with the U.S. Court of Federal Claims ("COFC"). On October 31, 2017, the COFC denied DynCorp's protest. On November 20, 2017, DynCorp filed an emergency motion for interim relief pending appeal with the COFC. On December 13, 2017, the COFC issued an order denying DynCorp's motion.

        On November 14, 2017, DynCorp filed notice of appeal of the denial by the COFC of its protest to the U.S. Court of Appeals for the Federal Circuit (the "Court of Appeals"). On December 15, 2017, DynCorp filed a motion for injunction pending appeal with the Court of Appeals. On January 17, 2018, the Court of Appeals denied DynCorp's motion for injunction. The appeal on the merits before the Court of Appeals has been fully briefed by the parties, with no scheduled date for a decision.

Department of Justice Investigation

        The U.S. Department of Justice ("DoJ"), acting through the U.S. Attorney's Office for the Southern District of Illinois, is conducting an investigation of Airlift under the federal civil False Claims Act ("FCA"). The investigation relates to Airlift's performance of several contracts awarded by the U.S. Transportation Command concerning the operations and maintenance of rotary-wing and fixed-wing aircraft in Afghanistan and Africa, as well as several U.S. Navy contracts. In June 2018, the DoJ informed Airlift that part of the investigation was precipitated by a lawsuit filed under the qui tam provisions of the FCA by a former employee of Airlift. That lawsuit remains under seal. Airlift is cooperating with the DoJ investigation.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
John M. Holmes	41	Chief Executive Officer and President, Director
Michael D. Milligan	55	Vice President and Chief Financial Officer
Robert J. Regan	60	Vice President, General Counsel and Secretary
Eric S. Pachapa	45	Vice President, Controller and Chief Accounting Officer

        Mr. Holmes is Chief Executive Officer and President, having served in that capacity since June 2018. From June 2017 to May 2018, Mr. Holmes served as President and Chief Operating Officer. From February 2015 to June 2017, Mr. Holmes served as Chief Operating Officer—Aviation Services. Prior to that, Mr. Holmes served as Group Vice President, Aviation Services—Inventory Management and Distribution from 2012 to 2015, General Manager and Division President of our Allen Asset Management business from 2003 to 2012, and in various other positions since joining the Company in September 2001. Mr. Holmes has been a director of the Company since 2017.

        Mr. Milligan is Vice President and Chief Financial Officer, having served in that capacity since September 2017. Prior to joining AAR, he was Senior Vice President and Chief Financial Officer of NES Rentals Holdings, Inc. since 2005. Mr. Milligan was previously Executive Vice President and Chief Financial Officer of Telenisus Corporation from 1999 to 2001 and, prior thereto, was a partner with Pricewaterhouse Coopers LLP.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "AIR." On June 29, 2018, there were approximately 900 holders of common stock, including participants in security position listings.

        The following table shows the range of prices for our common stock and the amount of dividends declared per share during each quarter of our last two fiscal years:

Fiscal 2018

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Market price
High	$37.64	$41.58	$43.95	$47.70	$47.70
Low	34.00	34.54	37.39	41.41	34.00
Dividends declared	0.075	0.075	0.075	0.075	0.30

Fiscal 2017

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Market price
High	$25.04	$38.67	$38.31	$36.01	$38.67
Low	22.06	26.21	31.49	32.74	22.06
Dividends declared	0.075	0.075	0.075	0.075	0.30

Stockholder Return Performance Graph

        The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock on May 31, 2013 to the Standard and Poor's ("S&P") 500 Index and the Proxy Peer Group.

        The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market. The Company's Fiscal 2018 Proxy Peer Group companies are listed as follows:

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
Kaman Corporation

        The Company annually revisits the composition of the peer group to ensure that the Company's performance is measured against those of comparably-sized and situated companies. The mix of the Company's commercial and defense businesses presents a challenge in constructing a peer group, given that many defense contractors have substantially greater resources than the Company. No changes were made to the composition of the peer group for fiscal 2018.

Issuer Purchases of Equity Securities

        We did not purchase any shares of our common stock during the quarter ended May 31, 2018. Our Board of Directors authorized a stock repurchase program on July 10, 2017 providing for the repurchase of up to $250 million of our common stock with no expiration date. The remaining number of shares available for repurchase under that authorization is $237 million.

ITEM 6.    SELECTED FINANCIAL DATA
(In millions, except per share amounts)

	For the Year Ended May 31,
	2018	2017	2016	2015	2014
RESULTS OF OPERATIONS[1]
Sales	$1,748.3	$1,590.8	$1,525.4	$1,448.0	$1,415.5
Gross profit[2]	294.6	263.4	233.1	152.8	204.3
Operating income (loss)[2]	86.0	82.3	75.5	(31.2)	53.8
Loss on extinguishment of debt[3]	—	—	(0.4)	(44.9)	—
Interest expense	8.0	5.3	6.4	27.2	29.4
Income (Loss) from continuing operations	73.7	52.0	45.5	(67.4)	19.7
Income (Loss) from discontinued operations[4]	(58.1)	4.5	2.2	77.6	53.2
Net income	15.6	56.5	47.7	10.2	72.9
Share data:
Earnings per share—basic:
Earnings (Loss) from continuing operations	$2.14	$1.53	$1.30	$(1.73)	$0.50
Earnings (Loss) from discontinued operations	(1.70)	0.13	0.07	1.99	1.35

Earnings per share—basic	$0.44	$1.66	$1.37	$0.26	$1.85

Earnings per share—diluted:
Earnings (Loss) from continuing operations	$2.11	$1.51	$1.30	$(1.73)	$0.49
Earnings (Loss) from discontinued operations	(1.70)	0.13	0.07	1.97	1.34

Earnings per share—diluted	$0.41	$1.64	$1.37	$0.24	$1.83

Cash dividends declared per share	$0.30	$0.30	$0.30	$0.30	$0.30
Weighted average common shares outstanding—basic	34.2	33.9	34.4	39.1	38.6
Weighted average common shares outstanding—diluted	34.6	34.3	34.6	39.4	39.1

	May 31,
	2018	2017	2016	2015	2014
FINANCIAL POSITION[1]
Total cash and cash equivalents	$31.1	$10.3	$31.2	$54.7	$89.2
Working capital	609.4	553.4	540.3	456.9	645.4
Total assets	1,524.7	1,504.1	1,456.0	1,454.1	2,159.8
Total debt[3]	178.9	156.2	145.3	154.0	634.0
Equity[5]	936.3	914.2	865.8	845.1	1,000.7
Number of shares outstanding at end of year[5]	34.7	34.4	34.5	35.4	39.6
Book value per share of common stock	$26.98	$26.58	$25.10	$23.87	$25.27

Notes:

1
During the third quarter of fiscal 2018, we decided to pursue the sale of our Contractor-Owned, Contractor-Operated ("COCO") business previously included in our Expeditionary Services segment. The Results of Operations and Financial Position data has been recast to reflect the classification of our COCO business as a discontinued operation for all periods presented.

2
In fiscal 2015, we recognized $61.5 million in impairment charges and other losses related to product lines and inventories identified as underperforming or not part of our strategy going forward. These actions included aircraft in our aircraft lease portfolio and inventory in our supply chain and MRO operations. We also recognized impairment charges of $25.6 million related to our composite manufacturing operations.

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

  In fiscal 2018, we recognized asset impairment charges of $64.0 million related to our COCO business.

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

        The Aviation Services segment consists of aftermarket support and services businesses that provide spares and maintenance support for aircraft operated by our commercial and government/defense customers. Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components and aircraft to the commercial aviation and government and defense markets. We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications. The segment also includes MRO of aircraft, landing gear and components. Cost of sales consists principally of the cost of product, direct labor, and overhead.

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

        Beginning in fiscal 2015, we implemented a comprehensive strategic plan to narrow our strategy to focus on our best-in-class aviation and expeditionary services through our two business segments: Aviation Services and Expeditionary Services. We sold our Telair Cargo Group for cash of $714 million, resulting in pre-tax gains of $198.6 million in the fourth quarter of fiscal 2015 (and $27.7 million in the first quarter of fiscal 2016 from the receipt of contingent consideration). We used the proceeds from the sale in fiscal 2015 to reduce our total debt and return capital to shareholders through common stock repurchases and dividends.

        Through execution of our strategic plan over the last three years, we have succeeded in expanding customer relationships and securing new flight hour component inventory management and repair programs work with multiple international commercial customers and government customers. We also invested in our rotable assets to support these programs and continued our focus on expanding our business development resources. These investments in our supply chain activities have allowed us to increase market share, expand our customer base, and enlarge our geographic footprint.

        In fiscal 2018, we began the ramp-up for the 15-year, U.S. Air Force Landing Gear Performance-Based Logistics One program. Under the program, we are providing total supply chain management including purchasing, distribution and inventory control to support all landing gear components for the U.S. Air Force's fleet of C-130, KC-135 and E-3 aircraft.

        In fiscal 2018, we also began providing services to the U.S. Department of State ("DoS") under the INL/A Worldwide Aviation Support Services ("WASS") contract. This contract leverages our capabilities in aviation services, including flight operations, supply chain logistics, and other services. We are the prime contractor on this 10-year performance-based contract to globally operate and maintain the DoS fleet of fixed and rotary-wing aircraft. We successfully completed the transition and phase-in of the WASS program in June 2018. We have full operational capability at all contract sites, which include Afghanistan, Iraq, Panama, Peru, and Patrick Air Force Base as well as support locations in Brevard County, Florida.

        Our long-term strategy continues to emphasize the return of capital to shareholders. Over the past three years, we have returned $82.6 million to shareholders through common stock repurchases of $51.7 million and dividends of $30.9 million.

Business Trends and Outlook for Fiscal 2019

        Consolidated sales for fiscal 2018 increased $157.5 million or 9.9% compared to the prior year primarily due to an increase in sales of $133.5 million or 9.0% in our Aviation Services segment. This increase was driven by strong growth in our aviation supply chain activities including our recent contract awards for component inventory management and repair programs for commercial and government customers. This growth was partially offset by the impact from the wind-down of our KC-10 program. Our principal services under the KC-10 program were completed in January 2017 with the wind-down completed in fiscal 2018. Sales for the KC-10 program during fiscal 2017 were $110.6 million compared to $29.1 million in fiscal 2018. Sales in the Expeditionary Services segment increased $24.0 million or 22.8% over the prior year primarily due to the start of our services on the WASS program on November 1, 2017.

        For fiscal 2019, we expect to see continued strength in our Aviation Services segment given its leadership positions in value-added services to both commercial and government and defense customers. Long-term aftermarket growth trends are favorable and our comprehensive suite of integrated services will continue to drive growth across our diverse base of customers.

        We remain in a strong financial position to further execute on our strategy in fiscal 2019. Both our commercial and government businesses are executing on our many contract wins and will continue to deliver growth in fiscal 2019. Our cash on hand plus unused capacities on our Revolving Credit Facility and accounts receivable financing program was $473 million at May 31, 2018. We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets. We continue to have the flexibility in our balance sheet to invest in our growth. As we generate positive cash flow, we will continue our strategy of returning capital to our shareholders without hampering our future operating flexibility and our growth plans.

        For fiscal 2019, we expect the Company's consolidated sales in the range of $2.1 to $2.2 billion. Diluted earnings per share from continuing operations for fiscal 2019 is expected to be in the range of $2.50 to $2.80.

Results of Operations—Fiscal 2018 Compared with Fiscal 2017

        Sales and gross profit for our two business segments for the two years ended May 31, 2018 and 2017 were as follows:

	For the Year Ended May 31,
	2018	2017	% Change
Sales:
Aviation Services
Commercial	$1,281.9	$1,114.9	15.0%
Government and Defense	337.0	370.5	(9.0)%

	$1,618.9	$1,485.4	9.0%

Expeditionary Services
Commercial	$37.5	$37.1	1.1%
Government and Defense	91.9	68.3	34.6%

	$129.4	$105.4	22.8%

	For the Year Ended May 31,
	2018	2017	% Change
Gross Profit:
Aviation Services
Commercial	$203.8	$183.1	11.3%
Government and Defense	68.1	62.9	8.3%

	$271.9	$246.0	10.5%

Expeditionary Services
Commercial	$8.3	$8.2	1.2%
Government and Defense	14.4	9.2	56.5%

	$22.7	$17.4	30.5%

  Aviation Services Segment

        Sales in the Aviation Services segment increased $133.5 million or 9.0% over the prior year due to a $167.0 million or 15.0% increase in sales to commercial customers. The increase in sales to commercial customers was primarily attributable to higher volumes in aviation supply chain activities driven by new contract awards.

        During fiscal 2018, sales in this segment to government and defense customers decreased $33.5 million or 9.0% from the prior year. The decrease was primarily due to the wind-down of our KC-10 program.

        Changes in estimates and assumptions related to our programs accounted for using the percentage-of-completion method are recorded using the cumulative catch-up method of accounting. In fiscal 2018, we recognized favorable and unfavorable cumulative catch-up adjustments of $11.6 million and $8.0 million, respectively, compared to favorable and unfavorable cumulative catch-up adjustments of $9.2 million and $0.7 million, respectively, in fiscal 2017. When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $3.6 million and $8.5 million for fiscal 2018 and 2017, respectively. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

        Cost of sales in Aviation Services increased $107.6 million or 8.7% over the prior year which was in line with the sales increase discussed above. Gross profit in the Aviation Services segment increased $25.9 million or 10.5% over the prior year. Gross profit on sales to commercial customers increased $20.7 million or 11.3% over the prior year primarily driven by the higher volumes in aviation supply chain activities. The gross profit margin on sales to commercial customers was 15.9% compared to 16.4% in the prior year and was largely attributable to labor challenges at our airframe maintenance hangars.

        Gross profit in this segment on sales to government and defense customers increased $5.2 million or 8.3% from the prior year primarily driven by improved profitability on new contract awards. The gross profit margin increased from 17.0% to 20.2% primarily due to these new contract awards.

  Expeditionary Services Segment

        Sales in the Expeditionary Services segment increased $24.0 million or 22.8% over the prior year primarily due to the start of our services on the WASS program on November 1, 2017. Gross profit in the Expeditionary Services segment increased $5.3 million over the prior year due to the addition of the WASS program in fiscal 2018.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $27.5 million in fiscal 2018 or 15.2% from the prior year primarily attributable to supporting our sales growth, including increased personnel-related costs and business development activities.

  Interest Expense

        Interest expense increased $2.7 million in fiscal 2018 over the prior year primarily as a result of higher borrowings and higher interest rates on our Revolving Credit Facility. We entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the "Credit Agreement") on October 18, 2017. The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two MRO facilities in Canada from Premier Aviation.

  Income Taxes

        On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act") which significantly reduced the corporate federal income tax rate to 21% from 35%. The income tax rate reduction in the Tax Reform Act results in a blended federal statutory tax rate for the Company of 29.2% in fiscal 2018 compared to 35.0% in fiscal 2017. Due to the reduction in our tax rate in fiscal 2018 and in future years, we re-measured our deferred tax assets and liabilities based on the tax rate at which they are expected to reverse in the future which resulted in an income tax benefit of $14.1 million in fiscal 2018.

        Effective June 1, 2017, we adopted Accounting Standards Update ("ASU") 2016-09 which requires excess tax benefits or deficiencies for restricted shares and stock options to be recognized as income tax expense or benefit in the period shares vest or options are exercised rather than within equity. We recognized $2.9 million of excess tax benefits as an income tax benefit during fiscal 2018.

        Our fiscal 2018 effective income tax rate for continuing operations was 4.5% compared to 32.6% in the prior year. In addition to the tax benefits discussed above, we also recognized a tax benefit in fiscal 2018 of $2.1 million related to the reversal of certain state valuation allowances based on the recoverability of the net operating losses and other state deferred tax assets. The effective income tax rate for fiscal 2017 includes a benefit of $2.2 million related to recognition of previously unrecognized uncertain tax positions.

  Discontinued Operations

        During the third quarter of fiscal 2018, we decided to pursue the sale of our Contractor-Owned, Contractor-Operated business ("COCO") business previously included in our Expeditionary Services segment. Due to this strategic shift, the assets, liabilities, and results of operations of our COCO business have been reported as discontinued operations for all periods presented.

        Loss from discontinued operations was $58.1 million in fiscal 2018 compared to income of $4.5 million in the prior year. The decrease of $62.6 million was primarily due to goodwill and other asset impairment pre-tax charges of $65.2 million in fiscal 2018 and the completion of certain long-term customer contracts in the second quarter of fiscal 2018.

Results of Operations—Fiscal 2017 Compared with Fiscal 2016

        Sales and gross profit for our two business segments for the two years ended May 31, 2017 and 2016 were as follows:

	For the Year Ended May 31,
	2017	2016	% Change
Sales:
Aviation Services
Commercial	$1,114.9	$1,003.5	11.1%
Government and Defense	370.5	421.5	(12.1)%

	$1,485.4	$1,425.0	4.2%

Expeditionary Services
Commercial	$37.1	$32.1	15.6%
Government and Defense	68.3	68.3	—

	$105.4	$100.4	5.0%

	For the Year Ended May 31,
	2017	2016	% Change
Gross Profit:
Aviation Services
Commercial	$183.1	$157.2	16.5%
Government and Defense	62.9	72.3	(13.0)%

	$246.0	$229.5	7.1%

Expeditionary Services
Commercial	$8.2	$3.2	156.3%
Government and Defense	9.2	0.4	nm

	$17.4	$3.6	383.3%

nm—Percentage change is not meaningful.

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

        Changes in estimates and assumptions related to our programs accounted for using the percentage-of-completion method are recorded using the cumulative catch-up method of accounting. In fiscal 2017, we recognized favorable and unfavorable cumulative catch-up adjustments of $9.2 million and $0.7 million, respectively, compared to favorable and unfavorable cumulative catch-up adjustments of $6.1 million and $2.4 million, respectively, in fiscal 2016. When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $8.5 million and $3.7 million for fiscal 2017 and 2016, respectively. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

        Cost of sales in Aviation Services increased $43.9 million or 3.7% over the prior year which was in line with the sales increase discussed above. Gross profit in the Aviation Services segment increased $16.5 million or 7.1% over the prior year. Gross profit on sales to commercial customers increased $25.9 million or 16.5% over the prior year primarily driven by the higher volumes in aviation supply chain activities. The gross profit margin on sales to commercial customers increased to 16.4% compared to 15.7% in the prior year and was largely attributable to strong profitability growth in aviation supply chain activities.

        Gross profit in this segment on sales to government and defense customers decreased $9.4 million or 13.0% from the prior year primarily driven by the reduced services under our KC-10 program. The gross profit margin decreased from 17.2% to 17.0% primarily due to these decreased volumes.

  Expeditionary Services Segment

        Sales in the Expeditionary Services segment increased $5.0 million or 5.0% over the prior year primarily due to higher demand for our mobility products; however, these levels are still significantly below historical levels of performance for this business.

        Gross profit in the Expeditionary Services segment increased $13.8 million over the prior year due to improved profitability for mobility products. During the first quarter of fiscal 2017, we sold certain assets related to our temperature-controlled container product line to Sonoco Protective Solutions, Inc. which resulted in a gain of $2.6 million.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $23.5 million in fiscal 2017 or 14.9% from the prior year primarily attributable to incremental investments in business development activities, including legal costs related to our defense of the INL/A WASS contract award.

  Interest Expense

        Interest expense decreased $1.1 million in fiscal 2017 from the prior year primarily as a result of the retirement of our remaining convertible notes in fiscal 2016.

  Income Taxes

        Our fiscal 2017 effective income tax rate for continuing operations was 32.6% compared to 34.0% in the prior year. The effective income tax rate for fiscal 2017 includes a benefit of $2.2 million related to recognition of previously unrecognized uncertain tax positions. The effective income tax rate for fiscal 2016 includes a benefit of $1.3 million related to the correction of prior year immaterial errors.

Liquidity, Capital Resources and Financial Position

        Our operating activities are funded and commitments met through the generation of cash from operations. In addition to operations, our current capital resources include an unsecured Revolving Credit Facility and an accounts receivable financing program. Periodically, we may also raise capital through common stock and debt financings in the public or private markets. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.

        At May 31, 2018, our liquidity and capital resources included cash of $31.1 million and working capital of $609.4 million.

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

        Borrowings outstanding under the Revolving Credit Facility at May 31, 2018 were $130.0 million and there were approximately $16.7 million of outstanding letters of credit, which reduced the availability of this facility to $353.3 million. There are no other terms or covenants limiting the availability of this facility. We also had $9.9 million available under foreign lines of credit at May 31, 2018.

        On October 18, 2017, we entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender. The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two maintenance, repair, and overhaul facilities in Canada from Premier Aviation. The term loan is due in full at the expiration of the Credit Agreement on November 1, 2021 unless terminated earlier pursuant to the terms of the Credit Agreement. Interest is payable monthly on the term loan at the offered fluctuating Canadian Dollar Offer Rate plus 125 to 225 basis points based on certain financial measurements if a Bankers' Acceptances loan, or at the offered fluctuating Prime Rate plus 25 to 125 basis points based on certain financial measurements, if a Prime Rate loan.

        On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. ("Purchaser") for the sale, from time to time, of certain accounts receivable due from certain customers (the "Purchase Agreement"). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million. The term of the Purchase Agreement runs through February 22, 2019, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term. During fiscal 2018, we sold $239.6 million of receivables under the Purchase Agreement and remitted $167.9 million to the Purchaser on their behalf. As of May 31, 2018, we have collected cash of $10.5 million which has not yet been remitted to the Purchaser and has been classified as Restricted cash on our Consolidated Balance Sheet.

        At May 31, 2018, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows—Fiscal 2018 Compared with Fiscal 2017

Cash Flows from Operating Activities

        Net cash provided from operating activities—continuing operations was $55.8 million in fiscal 2018 compared to a use of cash of $13.5 million in fiscal 2017. The increase of $69.3 million was primarily attributable to the new Purchase Agreement entered into during the third quarter of fiscal 2018 for the sale of certain accounts receivable. During fiscal 2018, we sold $239.6 million of receivables to the Purchaser and collected $178.4 million on behalf of the Purchaser.

Cash Flows from Investing Activities

        Net cash used in investing activities—continuing operations was $38.6 million in fiscal 2018 compared to $33.9 million in fiscal 2017. In fiscal 2018, we acquired the outstanding shares of two MRO facilities in Canada owned by Premier Aviation for approximately $24.8 million which included $22.9 million paid at closing. During fiscal 2017, we acquired the trading business of ACLAS Global Limited ("ACLAS") for $12.0 million paid at closing with $3.0 million in deferred consideration payable over the next three years.

Cash Flows from Financing Activities

        Net cash provided from financing activities—continuing operations was $11.7 million in fiscal 2018 compared to cash used of $10.4 million in fiscal 2017. The additional cash provided of $22.1 million was primarily attributable to proceeds from a new term loan of $24.8 million to finance the acquisition of the two Canadian MRO facilities previously discussed.

Cash Flows—Fiscal 2017 Compared with Fiscal 2016

Cash Flows from Operating Activities

        Net cash used in operating activities—continuing operations was $13.5 million in fiscal 2017 compared to cash provided by operating activities—continuing operations of $46.0 million in fiscal 2016. The decrease of $59.5 million was primarily attributable to greater investments in rotable assets supporting long-term programs in fiscal 2017. These investments primarily support new government program awards such as the U.S. Navy's C-40A fleet as well as new flight hour component inventory management and repair programs with commercial airline customers including South African Airways, Air New Zealand, and other operators.

Cash Flows from Investing Activities

        Net cash used in investing activities—continuing operations was $33.9 million in fiscal 2017 compared to cash used of $43.8 million in fiscal 2016. The decrease of $9.9 million over the prior year was attributable to less capital expenditures in fiscal 2017.

Cash Flows from Financing Activities

        Net cash used in financing activities—continuing operations was $10.4 million in fiscal 2017 compared to $38.4 million in fiscal 2016. The reduction in cash used in financing activities of $28.0 million was primarily attributable to an increase in net borrowings in fiscal 2017 compared to the prior year.

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2018 is as follows:

	Payments Due by Period
	Total	Due in Fiscal 2019	Due in Fiscal 2020	Due in Fiscal 2021	Due in Fiscal 2022	Due in Fiscal 2023	After Fiscal 2024
On Balance Sheet:
Bonds	$25.0	$25.0	$—	$—	$—	$—	$—
Bank borrowings	153.9	—	—	—	153.9	—	—
Interest[1]	15.4	4.5	4.5	4.5	1.9	—	—
Off Balance Sheet:
Facilities and equipment operating leases	94.8	17.5	16.3	13.0	10.8	10.0	27.2
Purchase obligations[2]	253.9	203.4	43.8	6.0	—	—	0.7
Pension contribution[3]	2.9	2.9	—	—	—	—	—

Notes:

1
Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2018.

2
Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.

3
We anticipate contributing approximately $2.9 million to our pension plans during fiscal 2019 compared to contributions of $8.4 million in fiscal 2018. Our additional contributions in fiscal 2018 were completed to provide the benefits of lower premiums incurred with the Pension Benefit Guaranty Corporation and an increased tax deduction in advance of the expected enactment of the Tax Reform Act. Required contributions for future years depend on factors that cannot be determined at this time.

4
The above table excludes any tax liability payments, including any payments related to unrecognized tax benefits.

        We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2018 was $16.7 million.

Critical Accounting Policies and Significant Estimates

        Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the Consolidated Financial Statements. The most significant estimates made by management include those related to assumptions used in assessing goodwill impairment, adjustments to reduce the value of inventories and certain rotable assets, revenue recognition, and assumptions used in determining pension plan obligations.

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

        The accounting standards for goodwill allow for either a qualitative or quantitative approach for the annual impairment test. Under the qualitative approach, factors such as macroeconomic conditions, industry and market conditions and company-specific events or circumstances are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For the quantitative approach, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to recognize an impairment loss for the excess carrying value of the reporting unit's assets.

        As of May 31, 2018, we have five reporting units as defined by Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other with only four of the reporting units' assigned goodwill. Our four reporting units with goodwill include two in our Aviation Services segment (Aviation Supply Chain and Maintenance, Repair, and Overhaul) and two in our Expeditionary Services segment (Airlift and Mobility).

        We performed an interim goodwill impairment test over our Airlift reporting unit as a result of a decision to exit our Contractor-Owned, Contractor-Operated ("COCO") business. The COCO business was reclassified to discontinued operations and goodwill was allocated to the COCO business based on its relative fair value to the reporting unit. The fair value of the reporting unit was determined based on a combination of the expected net proceeds upon sale and a discounted cash flow analysis. As the fair value of the COCO business was below its carrying value, a goodwill impairment charge of $9.8 million was recorded in the third quarter of fiscal 2018.

        For our annual impairment test as of May 31, 2018, we utilized the qualitative assessment approach for all reporting units. Under this approach, we considered the overall industry and market conditions related to the aerospace and government/defense markets as well as conditions in the global capital markets. We also considered the long-term forecasts for each reporting unit which incorporated specific opportunities and risks, working capital requirements, and capital expenditure needs.

        Upon completion of the annual qualitative analysis as of May 31, 2018 for our reporting units, we concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying values, and thus no impairment charge was recorded.

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

        Changes in estimates and assumptions related to our programs accounted for using the percentage-of-completion method are recorded using the cumulative catch-up method of accounting. In fiscal 2018, we recognized favorable and unfavorable cumulative catch-up adjustments of $11.6 million and $8.0 million, respectively. When considering these adjustments on a net basis, we recognized net favorable cumulative catch-up adjustments of $3.6 million in fiscal 2018. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Impairment of Long-Lived Assets

        We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying accounting standards addressing impairment to long-lived assets, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future sales volumes or lease rates, expected changes to cost structures, lease terms, residual values, market conditions, and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of long-lived assets. During the second quarter of fiscal 2018, we recognized impairment charges of $54.2 million related to assets included in our COCO business which is classified as a discontinued operation.

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

        AAR uses discount rates to measure our benefit obligation and net periodic benefit cost for our pension plans. We used a broad population of Aa-rated corporate bonds as of May 31, 2018 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum outstanding of $50.0 million. This population of bonds was narrowed from a broader universe of over 500 Moody's Aa-rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and the bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the domestic plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

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

New Accounting Pronouncements

Revenue from Contracts with Customers

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU will also supersede certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year so that it will be effective for us beginning June 1, 2018.

        We will adopt this ASU using the modified retrospective transition method in the first quarter of fiscal 2019. Under this method, we will be required to recognize the cumulative effect of adopting this ASU as of June 1, 2018. We have substantially completed our assessment of the new ASU and are finalizing the quantification of our adoption adjustments as well as preparing the new required disclosures for the first quarter of fiscal 2019.

        We have identified three areas where the new ASU will impact our revenue recognition. First, we have certain contracts under which we manufacture products with no alternative use and the Company has an enforceable right to payment from the customer. As a result, the Company will be required to record revenue for these contracts over time as opposed to at the time of shipment which is our current policy today. Second, we have contracts under which we perform repair services on customer-owned assets which will also transition to an over time approach compared to our current policy of recognizing revenue at the time of shipment.

        Third, we have certain contracts in which revenue is recognized using the percentage of completion method over the expected term of the contract. The new ASU will result in the reduction of the contract term used for revenue recognition as certain contracts include unexercised customer option years or include customer rights to terminate the contract without significant penalty.

        We expect the cumulative effect for the adoption of the new ASU will result in a decrease to retained earnings of approximately $20 million as of June 1, 2018. We will establish new Contract asset and Contract liability balance sheet accounts and will reclassify certain amounts from Accounts receivable, Inventories, Other non-current assets, and Other liabilities and deferred income into these new accounts.

Other New Accounting Pronouncements

        In February 2016, the FASB issued ASU 2016-02, Leases. This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, including those classified as operating leases under the current accounting guidance. In addition, this ASU will require new qualitative and quantitative disclosures about the Company's leasing activities. This new standard will be effective for us beginning June 1, 2019, with early adoption permitted. This ASU requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are in the preliminary phases of assessing the effect of this ASU on our portfolio of leases. While this assessment continues, we have not yet selected a transition date nor have we determined the effect of this ASU on our consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. This ASU requires excess tax benefits or deficiencies for share-based payments to be recorded in the period shares vest as income tax expense or benefit, rather than within equity. Cash flows related to excess tax benefits are now included in operating activities and are no longer classified as a financing activity. We adopted this ASU on June 1, 2017 and recognized excess tax benefits of $2.9 million as an income tax benefit in fiscal 2018. We have also presented the excess tax benefits within operating activities in the consolidated statement of cash flows for fiscal 2018. As permitted, we adopted the statement of cash flow presentation guidance on a prospective basis with no adjustments to the previously reported amounts.

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

        In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Reform Act. This new standard will be effective for us beginning June 1, 2019 with early adoption permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

        In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension benefit cost in the same line item as other compensation costs for those related employees. Other components of net pension cost, including interest, expected return on plan assets, and actuarial gains and losses are to be presented outside of operating income. This new standard requires retrospective treatment for the classification of pension costs and will be effective for us beginning June 1, 2018. With the majority of our pension plans frozen and total service cost, including administrative expenses, of $2.4 million and $2.5 million in fiscal 2018 and 2017, respectively, this ASU is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements for a discussion on accounts receivable exposure.

        We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. A 10 percent increase in the average interest rate affecting our financial instruments, including the average outstanding balance of our debt obligations would not have had a significant impact on our pre-tax income during fiscal 2018.

        Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations during fiscal 2018.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AAR CORP.:

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2018, and the related notes (collectively, the Consolidated Financial Statements). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2018, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 11, 2018, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

        These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the Consolidated Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Consolidated Financial Statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated Financial Statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 1985.
Chicago, Illinois July 11, 2018

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2018	2017	2016
	(In millions, except per share data)
Sales:
Sales from products	$1,040.7	$944.8	$930.1
Sales from services	707.6	646.0	595.3

	1,748.3	1,590.8	1,525.4

Costs and operating expenses:
Cost of products	840.5	787.5	785.3
Cost of services	613.2	539.9	507.0
Selling, general and administrative	208.6	181.1	157.6

	1,662.3	1,508.5	1,449.9

Operating income	86.0	82.3	75.5
Other expenses	(0.9)	—	(0.4)
Interest expense	(8.0)	(5.3)	(6.4)
Interest income	0.1	0.1	0.2

Income from continuing operations before provision for income taxes	77.2	77.1	68.9
Provision for income taxes	3.5	25.1	23.4

Income from continuing operations	73.7	52.0	45.5
Income (Loss) from discontinued operations, net of tax	(58.1)	4.5	2.2

Net income	$15.6	$56.5	$47.7

Earnings per share—basic:
Earnings from continuing operations	$2.14	$1.53	$1.30
Earnings (Loss) from discontinued operations	(1.70)	0.13	0.07

Earnings per share—basic	$0.44	$1.66	$1.37

Earnings per share—diluted:
Earnings from continuing operations	$2.11	$1.51	$1.30
Earnings (Loss) from discontinued operations	(1.70)	0.13	0.07

Earnings per share—diluted	$0.41	$1.64	$1.37

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended May 31,
	2018	2017	2016
	(In millions)
Net income	$15.6	$56.5	$47.7
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax	2.0	(0.6)	—
Unrecognized pension and post retirement costs, net of tax expense (benefit) of $2.4 in 2018, $2.8 in 2017, and ($2.1) in 2016	5.9	5.1	(4.0)

Total other comprehensive income (loss), net of tax	7.9	4.5	(4.0)

Comprehensive income	$23.5	$61.0	$43.7

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2018	2017
	(In millions, except share data)
Current assets:
Cash and cash equivalents	$31.1	$10.3
Restricted cash	10.5	—
Accounts receivable, net	202.0	234.5
Inventories	460.7	433.4
Rotable assets and equipment on or available for short-term lease	87.2	70.7
Assets of discontinued operations—current	125.0	120.4
Other current assets	26.2	19.1

Total current assets	942.7	888.4

Property, plant and equipment, at cost:
Land	4.5	4.3
Buildings and improvements	107.4	97.5
Equipment and furniture and fixtures	235.7	222.9

	347.6	324.7
Accumulated depreciation	(214.4)	(207.5)

	133.2	117.2

Other assets:
Goodwill	118.7	105.6
Intangible assets, net	27.8	30.6
Rotable assets supporting long-term programs	183.4	159.6
Assets of discontinued operations—non-current	—	97.8
Other non-current assets	118.9	104.9

	448.8	498.5

	$1,524.7	$1,504.1

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2018	2017
	(In millions, except share data)
Current liabilities:
Current maturities of long-term debt	$—	$0.1
Accounts and trade notes payable	170.0	164.2
Accrued liabilities	138.3	139.9
Liabilities of discontinued operations	25.0	30.8

Total current liabilities	333.3	335.0

Long-term debt, less current maturities	177.2	154.1
Deferred tax liabilities	15.7	37.2
Other liabilities and deferred income	62.2	63.6

	255.1	254.9

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares;
issued 45,300,786 and 45,175,302 shares at cost, respectively	45.3	45.2
Capital surplus	470.5	460.8
Retained earnings	733.2	727.9
Treasury stock, 10,585,165 and 10,820,844 shares at cost, respectively	(280.7)	(279.8)
Accumulated other comprehensive loss	(32.0)	(39.9)

Total equity	936.3	914.2

	$1,524.7	$1,504.1

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2018

(In millions)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, May 31, 2015	$44.9	$442.6	$644.3	$(246.3)	$(40.4)	$845.1
Net income	—	—	47.7	—	—	47.7
Cash dividends	—	—	(10.4)	—	—	(10.4)
Stock option activity	—	4.4	—	2.3	—	6.7
Restricted stock activity	—	4.5	—	(4.8)	—	(0.3)
Repurchase of shares	—	—	—	(18.8)	—	(18.8)
Other	—	(0.2)	—	—	—	(0.2)
Other comprehensive loss, net of tax	—	—	—	—	(4.0)	(4.0)

Balance, May 31, 2016	$44.9	$451.3	$681.6	$(267.6)	$(44.4)	$865.8
Net income	—	—	56.5	—	—	56.5
Cash dividends	—	—	(10.2)	—	—	(10.2)
Stock option activity	—	3.1	—	8.9	—	12.0
Restricted stock activity	0.3	6.4	—	(1.3)	—	5.4
Repurchase of shares	—	—	—	(19.8)	—	(19.8)
Other comprehensive income, net of tax	—	—	—	—	4.5	4.5

Balance, May 31, 2017	$45.2	$460.8	$727.9	$(279.8)	$(39.9)	$914.2
Net income	—	—	15.6	—	—	15.6
Cash dividends	—	—	(10.3)	—	—	(10.3)
Stock option activity	—	0.9	—	11.2	—	12.1
Restricted stock activity	0.1	8.8	—	1.0	—	9.9
Repurchase of shares	—	—	—	(13.1)	—	(13.1)
Other comprehensive income, net of tax	—	—	—	—	7.9	7.9

Balance, May 31, 2018	$45.3	$470.5	$733.2	$(280.7)	$(32.0)	$936.3

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Year Ended May 31,
	2018	2017	2016
Cash flows provided from operating activities:
Net income	$15.6	$56.5	$47.7
Less: Income (Loss) from discontinued operations	(58.1)	4.5	2.2

Income from continuing operations	73.7	52.0	45.5
Adjustments to reconcile income to net cash provided from (used in) operating activities:
Depreciation and intangible amortization	40.5	35.7	33.2
Amortization of stock-based compensation	15.3	11.0	6.5
Deferred tax provision (benefit)	(12.9)	12.5	5.5
Gain on sale of product line	—	(2.6)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	35.9	(14.7)	(2.2)
Inventories	(25.8)	(23.3)	(19.5)
Rotable spares and equipment on or available for short-term lease	(16.6)	(3.1)	2.8
Rotable assets supporting long-term programs	(38.5)	(82.5)	(10.2)
Accounts and trade notes payable	1.8	19.6	13.8
Accrued and other liabilities	8.0	6.5	(31.1)
Other	(25.6)	(24.6)	1.7

Net cash provided from (used in) operating activities—continuing operations	55.8	(13.5)	46.0
Net cash provided from (used in) operating activities—discontinued operations	8.5	35.3	(13.9)

Net cash provided from operating activities	64.3	21.8	32.1
Cash flows used in investing activities:
Property, plant and equipment expenditures	(22.0)	(25.2)	(40.1)
Proceeds from asset disposals	8.6	6.5	0.1
Payments for acquisitions	(22.9)	(12.5)	(4.8)
Other	(2.3)	(2.7)	1.0

Net cash used in investing activities—continuing operations	(38.6)	(33.9)	(43.8)
Net cash provided from (used in) investing activities—discontinued operations	(4.3)	3.8	26.9

Net cash used in investing activities	(42.9)	(30.1)	(16.9)
Cash flows provided by (used in) financing activities:
Short-term borrowings (repayments), net	(1.0)	21.0	60.0
Proceeds (Repayments) on long-term borrowings	24.8	(10.0)	(70.6)
Cash dividends	(10.3)	(10.2)	(10.4)
Purchase of treasury stock	(13.1)	(19.8)	(18.8)
Stock option exercises	11.6	8.5	1.8
Other	(0.3)	0.1	(0.4)

Net cash provided from (used in) financing activities—continuing operations	11.7	(10.4)	(38.4)
Net cash used in financing activities—discontinued operations	(1.7)	(1.7)	—

Net cash provided from (used in) financing activities	10.0	(12.1)	(38.4)

Effect of exchange rate changes on cash	(0.1)	(0.5)	(0.3)

Increase (Decrease) in cash and cash equivalents	31.3	(20.9)	(23.5)
Cash, cash equivalents, and restricted cash at beginning of year	10.3	31.2	54.7

Cash, cash equivalents, and restricted cash at end of year	$41.6	$10.3	$31.2

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

Principles of Consolidation

        The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. The equity method of accounting is used for investments in other companies in which we have significant influence; generally this represents common stock ownership of at least 20% and not more than 50%.

Revenue Recognition

        Sales and related cost of sales for product sales are generally recognized upon shipment of the product to the customer. Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer. Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title. Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer. We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites. Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services. Sales and related cost of sales for certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, based on the relationship of costs incurred to date to the estimated total costs. Net favorable cumulative catch-up adjustments recognized during fiscal 2018, 2017, and 2016 were $3.6 million, $8.5 million, and $3.7 million, respectively, resulting from changes to the estimated profitability of these contracts.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        In June 2016, the U.S. Air Force awarded the new contract for the KC-10 Extender Contractor Logistics Support Program ("KC-10 Program") to a competitor. Our principal services under the prior contract for the KC-10 Program were completed in January 2017; however, we have provided limited services since that date. Sales for the KC-10 Program during fiscal 2018, 2017 and 2016 were $29.1 million, $110.6 million, and $148.1 million, respectively. Gross profit for the KC-10 Program during fiscal 2018, 2017 and 2016 was $4.8 million, $8.7 million, and $16.0 million, respectively.

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

Goodwill and Other Intangible Assets

        In accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. Our annual goodwill impairment test over the last three years has used a combination of the qualitative approach and the two-step quantitative approach to evaluate goodwill for impairment.

        As of May 31, 2018, we have five reporting units with only four of the reporting units assigned goodwill. Our four reporting units with goodwill include two in our Aviation Services segment (Aviation Supply Chain and Maintenance, Repair, and Overhaul) and two in our Expeditionary Services segment (Airlift and Mobility). We utilized the qualitative assessment approach for all reporting units.

        We performed the annual qualitative analysis as of May 31, 2018 for the four reporting units with assigned goodwill and concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value, and thus no impairment charge was recorded.

        Changes in the carrying amount of goodwill by segment for fiscal 2018 and 2017 are as follows:

	Aviation Services	Expeditionary Services	Total
Balance as of May 31, 2016	$66.3	$41.2	$107.5
Foreign currency translation adjustments	(1.9)	—	(1.9)

Balance as of May 31, 2017	64.4	41.2	105.6
Acquisition	12.5	—	12.5
Foreign currency translation adjustments	0.6	—	0.6

Balance as of May 31, 2018	$77.5	$41.2	$118.7

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$26.3	$(13.9)	$12.4
Developed technology	9.1	(5.9)	3.2
Lease agreements	22.5	(12.6)	9.9
FAA certificate	1.9	(0.9)	1.0
Trademarks	0.2	—	0.2

	60.0	(33.3)	26.7
Unamortized intangible assets:
Trademarks	1.1	—	1.1

	$61.1	$(33.3)	$27.8

	May 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$24.4	$(11.6)	$12.8
Developed technology	8.8	(4.7)	4.1
Lease agreements	22.5	(11.2)	11.3
FAA certificate	1.9	(0.8)	1.1
Trademarks	0.2	—	0.2

	57.8	(28.3)	29.5
Unamortized intangible assets:
Trademarks	1.1	—	1.1

	$58.9	$(28.3)	$30.6

        Customer relationships are being amortized over 10-20 years, developed technology is being amortized over 7-15 years, lease agreements are being amortized over 5-18 years, and the FAA certificate is being amortized over 20 years. Amortization expense recorded during fiscal 2018, 2017 and 2016 was $4.7 million, $4.2 million, and $4.4 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $4.1 million in 2019, $3.7 million in 2020, $3.7 million in 2021, $2.9 million in 2022 and $2.3 million in 2023.

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

Cash

        Cash and cash equivalents consist of highly liquid instruments which have original maturities of three months or less when purchased. Restricted cash represents cash on hand required to be set aside by a contractual agreement related to receivable securitization arrangements. Generally, the restrictions related to the receivable securitization arrangements lapse at the time we remit the customer payments collected by us as servicer of previously sold customer receivables to the purchaser.

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. Accounts receivable due from the U.S. government were $33.0 million and $29.4 million at May 31, 2018 and 2017, respectively. We perform regular evaluations of customer payment experience, current financial condition, and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        The following is a summary of inventories:

	May 31,
	2018	2017
Aircraft and engine parts, components and finished goods	$383.5	$362.6
Raw materials and parts	45.1	45.0
Work-in-process	32.1	25.8

	$460.7	$433.4

Rotable Assets and Equipment under Leases

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

        Future rent due to us under non-cancelable leases during each of the next five fiscal years is $26.2 million in 2019, $25.7 million in 2020, $25.0 million in 2021, $24.5 million in 2022, and $24.5 million in 2023.

Rotable Assets Supporting Long-Term Programs

        Rotable assets supporting long-term programs consists of rotable component parts used to support long-term supply chain programs. The assets are being depreciated on a straight-line basis over their estimated useful lives.

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

Supplemental Information on Cash Flows

        Supplemental information on cash flows is as follows:

	For the Year Ended May 31,
	2018	2017	2016
Interest paid	$7.2	$4.4	$4.7
Income taxes paid	17.0	12.7	35.7
Income tax refunds and interest received	0.1	1.3	1.3

        During fiscal 2018, treasury stock increased $0.9 million reflecting the repurchase of common shares of $13.1 million, restricted stock activity of $1.0 million and the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, of $11.2 million.

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

New Accounting Pronouncements

Revenue from Contracts with Customers

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. This ASU will also supersede certain cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year so that it will be effective for us beginning June 1, 2018.

        We will adopt this ASU using the modified retrospective transition method in the first quarter of fiscal 2019. Under this method, we will be required to recognize the cumulative effect of adopting this ASU as of June 1, 2018. We have substantially completed our assessment of the new ASU and are finalizing the quantification of our adoption adjustments as well as preparing the new required disclosures for the first quarter of fiscal 2019.

        We have identified three areas where the new ASU will impact our revenue recognition. First, we have certain contracts under which we manufacture products with no alternative use and the Company has an enforceable right to payment from the customer. As a result, the Company will be required to record revenue for these contracts over time as opposed to at the time of shipment which is our current policy today. Second, we have contracts under which we perform repair services on customer-owned assets which will also transition to an over time approach compared to our current policy of recognizing revenue at the time of shipment.

        Third, we have certain contracts in which revenue is recognized using the percentage of completion method over the expected term of the contract. The new ASU will result in the reduction of the contract term used for revenue recognition as certain contracts include unexercised customer option years or include customer rights to terminate the contract without significant penalty.

        We expect the cumulative effect for the adoption of the new ASU will result in a decrease to retained earnings of approximately $20 million as of June 1, 2018. We will establish new Contract asset and Contract liability balance sheet accounts and will reclassify certain amounts from Accounts receivable, Inventories, Other non-current assets, and Other liabilities and deferred income into these new accounts.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Other New Accounting Pronouncements

        In February 2016, the FASB issued ASU 2016-02, Leases. This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, including those classified as operating leases under the current accounting guidance. In addition, this ASU will require new qualitative and quantitative disclosures about the Company's leasing activities. This new standard will be effective for us beginning June 1, 2019, with early adoption permitted. This ASU requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are in the preliminary phases of assessing the effect of this ASU on our portfolio of leases. While this assessment continues, we have not yet selected a transition date nor have we determined the effect of this ASU on our consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. This ASU requires excess tax benefits or deficiencies for share-based payments to be recorded in the period shares vest as income tax expense or benefit, rather than within equity. Cash flows related to excess tax benefits are now included in operating activities and are no longer classified as a financing activity. We adopted this ASU on June 1, 2017 and recognized excess tax benefits of $2.9 million as an income tax benefit in fiscal 2018. We have also presented the excess tax benefits within operating activities in the consolidated statement of cash flows for fiscal 2018. As permitted, we adopted the statement of cash flow presentation guidance on a prospective basis with no adjustments to the previously reported amounts.

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

        In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act (the "Tax Reform Act"). This new standard will be effective for us beginning June 1, 2019 with early adoption permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

        In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension benefit cost in the same line item as other compensation costs for those related employees. Other components of net pension cost, including interest, expected return on plan assets, and actuarial gains and losses are to be presented outside of operating income. This new standard requires retrospective treatment for the classification of pension costs and will be effective for us beginning June 1, 2018. With the majority of our pension plans frozen and total service cost, including administrative expenses, of $2.4 million and $2.5 million in fiscal 2018 and 2017, respectively, this ASU is not expected to have a material impact on our consolidated financial statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Discontinued Operations

        During the third quarter of fiscal 2018, we decided to pursue the sale of our Contractor-Owned, Contractor-Operated ("COCO") business previously included in our Expeditionary Services segment. Due to this strategic shift, the assets, liabilities, and results of operations of our COCO business have been reported as discontinued operations for all periods presented. Goodwill was allocated to this business based on its relative fair value to the reporting unit. The fair value of the reporting unit was determined based on a combination of the expected net proceeds upon sale and a discounted cash flow analysis. As the fair value of the COCO business was below its carrying value, a goodwill impairment charge of $9.8 million, representing the estimated loss on disposal, was recorded in the third quarter of fiscal 2018.

        Our COCO business completed certain contracts in the second quarter of fiscal 2018. As the aircraft supporting these contracts were not placed on new contracts combined with the continued decline in operational tempo within the U.S. Department of Defense ("DoD") and an excess supply of aircraft assets in the market, we determined there was an impairment triggering event and tested the recoverability of our COCO assets. As a result, we recognized impairment and other charges of $54.2 million in the second quarter of fiscal 2018. The fair value of the aircraft and related assets was based on available market data for similar assets.

        In the first quarter of fiscal 2016, we recognized a gain of $27.7 million net of expenses representing the receipt of the contingent consideration related to the sale of our Telair Cargo Group.

        Discontinued operations also includes the results of our former metal machining operation which was shutdown in the first quarter of fiscal 2017.

        No amounts for general corporate overhead or interest expense were allocated to discontinued operations during the periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to our continuing operations.

        Operating results for discontinued operations were comprised of the following:

	For the Year Ended May 31,
	2018	2017	2016
Sales	$96.3	$176.9	$184.9
Cost of sales	(101.4)	(165.1)	(184.2)
Asset impairments	(65.2)	—	—
Selling, general and administrative expenses	(11.8)	(16.1)	(18.5)

Operating loss from discontinued operations	(82.1)	(4.3)	(17.8)
Gain on sale of Telair Cargo Group	—	—	27.7
Provision for income taxes (benefit)	(24.0)	(8.8)	7.7

Income (Loss) from discontinued operations	$(58.1)	$4.5	$2.2

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Discontinued Operations (Continued)

        The carrying amounts of the major classes of assets and liabilities for our discontinued operations are as follows:

	May 31,
	2018	2017
Inventory, rotable assets, and equipment	$106.1	$183.7
Accounts receivable, net	14.7	17.0
Goodwill	—	9.8
Other assets	4.2	7.7

Assets of discontinued operations	$125.0	$218.2

Liabilities—current	$25.0	$30.8
Liabilities—non-current	—	2.6

Liabilities of discontinued operations	$25.0	$33.4

3. Sale of Receivables

        On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. ("Purchaser") for the sale, from time to time, of certain accounts receivable due from certain customers (the "Purchase Agreement"). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million. The term of the Purchase Agreement runs through February 22, 2019, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

        We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheet.

        During fiscal 2018, we sold $239.6 million of receivables under the Purchase Agreement and remitted $167.9 million to the Purchaser on their behalf. As of May 31, 2018, we have collected cash of $10.5 million which has not yet been remitted to the Purchaser and has been classified as Restricted cash on our Consolidated Balance Sheet. During fiscal 2018, we incurred purchase discount and other fees of $0.9 million which are recognized as Other expenses on our Consolidated Statements of Income.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Financing Arrangements

Debt Outstanding

        A summary of the carrying amount of our debt is as follows:

	May 31,
	2018	2017
Revolving Credit Facility expiring November 1, 2021 with interest payable monthly	$130.0	$131.0
Term loan due November 1, 2021 with interest payable monthly	23.9	—
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	25.0	25.0
Capital lease obligations	—	0.2

Total debt	178.9	156.2
Current maturities of debt	—	(0.1)
Debt issuance costs, net	(1.7)	(2.0)

Long-term debt	$177.2	$154.1

        At May 31, 2018, our variable rate and fixed rate debt had a fair value that approximates its carrying value and are classified as Level 2 in the fair value hierarchy.

        On October 18, 2017, we entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the "Credit Agreement"). The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two maintenance, repair, and overhaul ("MRO") facilities in Canada from Premier Aviation. The term loan is due in full at the expiration of the Credit Agreement on November 1, 2021 unless terminated earlier pursuant to the terms of the Credit Agreement. Interest is payable monthly on the term loan at the offered fluctuating Canadian Dollar Offer Rate plus 125 to 225 basis points based on certain financial measurements if a Bankers' Acceptances loan, or at the offered fluctuating Prime Rate plus 25 to 125 basis points based on certain financial measurements, if a Prime Rate loan.

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

4. Financing Arrangements (Continued)

        The industrial revenue bond that matures on August 1, 2018 has been classified as a long-term liability due to our intent and ability to refinance this bond on a long-term basis using our Revolving Credit Facility.

        Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At May 31, 2018, we were in compliance with the financial and other covenants in our financing agreements.

        Borrowing activity under the Revolving Credit Facility during fiscal 2018, 2017 and 2016 is as follows:

	For the Year Ended May 31,
	2018	2017	2016
Maximum amount borrowed	$275.0	$217.0	$200.0
Average daily borrowings	214.1	175.5	134.2
Average interest rate during the year	2.52%	1.77%	1.41%

        We also have $9.9 million available under foreign lines of credit.

5. Stock-Based Compensation

        We have granted stock-based awards under the AAR CORP. 2013 Stock Plan (the "2013 Stock Plan") and the AAR CORP. Stock Benefit Plan ("Stock Benefit Plan") each of which has been approved by our stockholders. No further awards will be made under the Stock Benefit Plan. Under the 2013 Stock Plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and are exercisable in three, four or five equal annual increments commencing one year after the date of grant. In addition to stock options, the 2013 Stock Plan also provides for the grant of time-based restricted stock awards and performance-based restricted stock awards. The number of performance-based awards earned, subject to vesting, is based on achievement of certain Company-wide or segment financial goals or stock price targets. The 2013 Stock Plan also provides for the grant of stock appreciation units and restricted stock units; however, to date, no such awards have been granted.

        Restricted stock grants (whether time-based or performance-based) are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build a career with us. Restricted stock typically vests over periods of one to five years from date of grant. Restricted stock grants may be performance-based with vesting to occur over periods of three to five years. All restricted stock that has been granted and, if performance-based, earned according to performance criteria carries full dividend and voting rights, regardless of whether it has vested.

        Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee's employment terminates for any reason other than death, disability or retirement. Since

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Stock-Based Compensation (Continued)

inception, a total of 11,149,000 shares have been granted under the Stock Benefit Plan. We have granted a total of 2,669,000 shares under the 2013 Stock Plan. All future stock awards will be made under the 2013 Stock Plan. There were 2,128,238 shares available for grant under the 2013 Stock Plan as of May 31, 2018.

Stock Options

        During fiscal 2018, 2017, and 2016, we granted stock options with respect to 463,140 shares, 687,000 shares and 488,767 shares, respectively. The weighted average fair value per share of stock options granted during fiscal 2018, 2017 and 2016 was $9.29, $6.50 and $7.48, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Stock Options Granted In Fiscal Year
	2018	2017	2016
Risk-free interest rate	1.8%	1.0%	1.6%
Expected volatility of common stock	31.7%	36.8%	36.1%
Dividend yield	0.9%	1.3%	1.1%
Expected option term in years	4.3	4.0	4.2

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

        A summary of stock option activity for the three years ended May 31, 2018 consisted of the following (shares in thousands):

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,334	$23.02	2,096	$22.17	1,857	$21.05
Granted	463	$35.33	687	$24.10	489	$26.62
Exercised	(704)	$20.04	(396)	$20.07	(122)	$20.61
Cancelled	(11)	$29.50	(53)	$25.42	(128)	$24.47

Outstanding at end of year	2,082	$26.72	2,334	$23.02	2,096	$22.17

Options exercisable at end of year	883	$23.81	910	$21.97	837	$21.21

        The total fair value of stock options that vested during fiscal 2018, 2017, and 2016 was $4.9 million, $3.5 million, and $2.7 million, respectively. The total intrinsic value of stock options exercised during fiscal 2018, 2017, and 2016 was $14.2 million, $4.7 million, and $1.0 million, respectively. The aggregate intrinsic value of options outstanding was $37.4 million and $27.8 million as of May 31, 2018 and 2017, respectively. The tax benefit realized from stock options exercised during fiscal 2018, 2017, and 2016 was $2.9 million,

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Stock-Based Compensation (Continued)

$1.2 million, and $0.2 million, respectively. Expense recognized in selling, general and administrative expenses for stock options during fiscal 2018, 2017, and 2016 was $5.1 million, $4.6 million, and $3.5 million, respectively. As of May 31, 2018, we had $4.6 million of unrecognized compensation expense related to stock options that will be amortized over an average period of 0.7 years.

        The following table provides additional information regarding stock options outstanding as of May 31, 2018 (shares in thousands):

	Options Outstanding			Options Exercisable
Option Exercise Price Range	Number Outstanding as of 5/31/18	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 5/31/18	Weighted- Average Exercise Price
$12.00 - $20.00	160	3.2	$14.51	160	$14.51
$20.01 - $26.00	1,041	6.8	$24.63	447	$24.93
$26.01 - $38.70	881	7.9	$31.41	276	$27.37

	2,082	7.0	$26.72	883	$23.81

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock. The performance-based awards are contingent upon the achievement of certain performance objectives, including cumulative net income and average return on capital over a three-year performance period. During fiscal 2018, 2017, and 2016, we granted 108,440, 212,583, and 119,929 of performance-based restricted shares, respectively. Time-based restricted shares of 24,425, 39,100, and 42,557 were granted to executives and key employees during fiscal 2018, 2017, and 2016, respectively. We also award time-based restricted stock to our non-employee directors as part of their annual compensation. Time-based restricted shares of 55,000, 50,625, and 47,083 were granted to members of the Board of Directors during fiscal 2018, 2017, and 2016, respectively.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Expense recognized in selling, general and administrative expenses for all restricted share programs during fiscal 2018, 2017, and 2016 was $10.2 million, $6.4 million, and $3.2 million, respectively.

        Restricted share activity during the fiscal year ended May 31, 2018 was as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2017	595	$25.93
Granted	188	$35.35
Vested	(91)	$25.08
Forfeited	(8)	$26.43

Nonvested at May 31, 2018	684	$27.89

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Stock-Based Compensation (Continued)

        As of May 31, 2018 we had $4.1 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.5 years.

6. Income Taxes

        On December 22, 2017, the Tax Reform Act was enacted which significantly revised the U.S. corporate income tax system. The Tax Reform Act, among other things, reduced the current corporate federal income tax rate to 21% from 35%, changed bonus depreciation regulations and limited deductions for executive compensation. The income tax rate reduction in the Tax Reform Act is effective January 1, 2018 which results in a blended federal statutory tax rate of 29.2% in fiscal 2018.

        We re-measured our deferred tax assets and liabilities based on the tax rate at which they are expected to reverse in the future, which is either at a federal rate of 29.2% for reversals in fiscal 2018 or 21% for reversals in fiscal 2019 and subsequent years. During the third quarter of fiscal 2018, we recognized an income tax benefit of $13.0 million for the re-measurement impact on a provisional basis as permitted under Staff Accounting Bulletin No. 118, which allows the use of a measurement period, similar to that used in business combinations, to account for the impacts of the Tax Reform Act. In the fourth quarter of fiscal 2018, we completed our assessment and recognized an additional income tax benefit of $1.1 million resulting in a total income tax benefit of $14.1 million in fiscal 2018 for the re-measurement impact.

        The provision for income tax on income from continuing operations includes the following components:

	For the Year Ended May 31,
	2018	2017	2016
Current:
Federal	$14.6	$9.3	$13.7
State	0.1	0.2	0.4
Foreign	1.7	3.1	3.8

	16.4	12.6	17.9
Deferred	(12.9)	12.5	5.5

	$3.5	$25.1	$23.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 29.2% for fiscal 2018 and 35.0% for fiscal 2017 and 2016 to income from continuing operations before provision for income taxes due to the following:

	For the Year Ended May 31,
	2018	2017	2016
Provision for income tax (benefit) at the federal statutory rate	$22.5	$27.0	$24.1
Deferred tax re-measurement from the Tax Reform Act	(14.1)	—	—
Excess tax benefits from stock-based compensation	(2.9)	—	—
State net operating losses	1.3	5.7	1.1
Change in valuation allowance for state deferred tax assets	(3.4)	(5.7)	(1.1)
Prior period adjustments	—	—	(1.3)
Effective settlement of prior tax position	—	(2.2)	—
Other	0.1	0.3	0.6

Provision for income tax	$3.5	$25.1	$23.4

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

        Income before provision for income taxes includes the following components:

	For the Year Ended May 31,
	2018	2017	2016
Domestic	$58.7	$57.7	$55.7
Foreign	18.5	19.4	13.2

	$77.2	$77.1	$68.9

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes. Our deferred tax liabilities and assets consist of the following components:

	May 31,
	2018	2017
Deferred tax assets:
Inventory costs	$15.9	$21.3
Impairments	2.1	5.6
Postretirement benefits	2.2	6.8
Employee benefits	9.7	12.3
State net operating losses	8.6	9.4
Other	3.2	3.4

Total deferred tax assets	41.7	58.8
Valuation allowance	(7.0)	(10.4)

Total deferred tax assets net of valuation allowance	34.7	48.4

Deferred tax liabilities:
Tangible and intangible assets	(50.2)	(85.5)
Other	(0.2)	(0.1)

Total deferred tax liabilities	(50.4)	(85.6)

Net deferred tax liabilities	$(15.7)	$(37.2)

        As of May 31, 2018, we have determined that the realization of our deferred tax assets is more likely than not and that a valuation allowance is not required except for certain state deferred tax assets, including net operating losses. The change in the valuation allowance was primarily the result of the expected utilization of a portion of these state net operating losses. Our net operating losses have carry forward periods that range from 5 to 20 years. Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the majority of the deferred tax assets.

        Income tax receivable at May 31, 2018 was $1.0 million and was included in Other current assets on the Consolidated Balance Sheet. Income tax payable at May 31, 2017 was $12.3 million and was included in Accrued Liabilities on the Consolidated Balance Sheet.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	For the Year Ended May 31,
	2018	2017	2016
Balance, beginning of year	$4.4	$12.9	$2.2
Additions for tax positions of prior years	—	0.4	10.7
Effective settlement of prior tax position	—	(8.9)	—

Balance, end of year	$4.4	$4.4	$12.9

        In fiscal 2017, the reserve for unrecognized tax benefits decreased primarily as a result of effective settlement of tax positions for prior tax years which occurred upon the settlement of an IRS examination. Income tax expense in fiscal 2017 included a benefit of $2.2 million and discontinued operations included a benefit of $6.7 million for these effective settlements.

        All of our unrecognized tax benefits as of May 31, 2018 and 2017 would be recorded as a component of income tax expense or income from discontinued operations, if recognized. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Earnings Per Share (Continued)

        The following tables provide a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2018 (shares in millions).

	For the Year Ended May 31,
	2018	2017	2016
Basic and Diluted EPS:
Income from continuing operations	$73.7	$52.0	$45.5
Less income attributable to participating shares	(0.6)	(0.5)	(0.4)

Income from continuing operations attributable to common shareholders	73.1	51.5	45.1
Income (Loss) from discontinued operations attributable to common shareholders	(58.1)	4.5	2.2

Net income attributable to common shareholders for earnings per share	$15.0	$56.0	$47.3

Weighted average common shares outstanding—basic	34.2	33.9	34.4
Additional shares from assumed exercise of stock options	0.4	0.4	0.2

Weighted average common shares outstanding—diluted	34.6	34.3	34.6

Earnings per share—basic:
Earnings from continuing operations	$2.14	$1.53	$1.30
Earnings (Loss) from discontinued operations	(1.70)	0.13	0.07

Earnings per share—basic	$0.44	$1.66	$1.37

Earnings per share—diluted:
Earnings from continuing operations	$2.11	$1.51	$1.30
Earnings (Loss) from discontinued operations	(1.70)	0.13	0.07

Earnings per share—diluted	$0.41	$1.64	$1.37

        At May 31, 2018, the average market price of our common shares was in excess of the exercise prices of all of our outstanding options. At May 31, 2017 and 2016, respectively, outstanding options to purchase 11,200 shares and 1,374,200 shares of common stock were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the period then ended.

8. Employee Benefit Plans

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2018 was 4.46%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service and the plan was frozen in fiscal 2018.

        We also have a defined benefit pension plan covering certain employees in the Netherlands. Benefit formulas are based generally on years of service and compensation.

        We also have a benefit plan which provides benefits to certain retired outside directors. In fiscal 2001, we froze the plan for any new members of the Board of Directors and no current directors participate in this plan.

        The change to our projected benefit obligation and the fair value of our plan assets for our pension plans was as follows:

	May 31,
	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$145.4	$145.7
Service cost	2.4	2.5
Interest cost	4.3	4.2
Participant contributions	0.4	0.3
Net actuarial gain	(2.3)	(2.0)
Benefits and administrative payments	(6.5)	(6.0)
Plan change	0.7	—
Foreign currency translation adjustment	2.1	0.7

Projected benefit obligation at end of year	$146.5	$145.4

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$118.8	$111.0
Actual return on plan assets	11.6	9.9
Employer contributions	8.4	2.9
Participant contributions	0.4	0.3
Benefits and administrative payments	(6.5)	(6.0)
Foreign currency translation adjustment	1.8	0.7

Fair value of plan assets at end of year	$134.5	$118.8

Funded status at end of year	$(12.0)	$(26.6)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	May 31,
	2018	2017
Non-current assets	$0.5	$—
Accrued liabilities	(1.2)	(2.7)
Other liabilities and deferred income	(11.3)	(23.9)

Funded status at end of year	$(12.0)	$(26.6)

        Amounts recognized in accumulated other comprehensive loss at May 31, 2018 and 2017, respectively, consisted of the following:

	May 31,
	2018	2017
Actuarial loss	$50.5	$58.8
Prior service credit	(0.1)	(0.4)

Total	$50.4	$58.4

        For our frozen defined benefit plan for domestic salaried and non-union hourly employees, plan assets exceeded both the projected benefit obligation and the accumulated benefit obligation by $0.5 million. For all of our other pension plans, both the projected benefit obligation and the accumulated benefit obligation are in excess of the individual plans' assets. The accumulated benefit obligation for all pension plans was $140.2 million and $140.0 million at May 31, 2018 and 2017, respectively.

Net Periodic Benefit Cost

        Pension expense charged to the Consolidated Statements of Income includes the following components:

	For the Year Ended May 31,
	2018	2017	2016
Service cost	$2.4	$2.5	$2.5
Interest cost	4.3	4.2	4.5
Expected return on plan assets	(7.3)	(6.5)	(6.5)
Curtailment	0.3	—	—
Amortization of prior service cost	—	—	0.1
Recognized net actuarial loss	2.3	2.4	2.4

	$2.0	$2.6	$3.0

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        The estimated amounts to be amortized from accumulated other comprehensive loss into expense during fiscal 2019 are as follows:

Net actuarial loss	$1.8
Prior service cost	—

Total	$1.8

Assumptions

        The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted-average assumptions used in the measurement of our projected benefit obligations:

	May 31,
	2018	2017
Discount rate:
Domestic plans	4.05%	3.82%
International plan	1.90	2.00
Rate of compensation increase:
Domestic plans	n/a	2.50%
International plans	3.00%	3.00

        A summary of the weighted-average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2018	2017	2016
Discount rate:
Domestic plans	3.82%	3.83%	4.15%
International plan	2.00	1.90	1.90
Rate of compensation increase:
Domestic plans	2.50%	2.50%	2.50%
International plan	3.00	3.00	3.00
Expected long-term rate on plan assets:
Domestic plans	7.25%	7.25%	7.25%
International plan	4.00	4.00	4.00

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2018	2017
Equity securities	59%	62%	45 - 75%
Fixed income securities	22	16	15 - 45%
Other	19	22	0 - 25%

	100%	100%

        The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974. The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2018. The use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks, and fund-of-funds hedge funds. The assets of the non-domestic plan are invested in funds-of-funds where each fund holds a portfolio of equity and fixed income mutual funds.

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

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2018:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
U.S. mutual funds	$32.8	$—	$—	$32.8
International mutual funds	10.4	—	—	10.4
Fixed income:
Government securities and corporate bond mutual funds	15.7	—	—	15.7
Funds-of-funds	—	53.6	7.7	61.3
Hedge funds	—	—	4.4	4.4
Insurance annuities	—	—	7.8	7.8
Cash and cash equivalents	2.1	—	—	2.1

Total investments	$61.0	$53.6	$19.9	$134.5

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

        The following table presents the reconciliation of Level 3 pension assets measured at fair value for the fiscal years ended May 31, 2018 and 2017:

	Hedge Funds	Fund-of-funds	Insurance Annuities	Total
Balance as of May 31, 2016	$6.6	$7.5	$—	$14.1
Sales	—	(0.8)	—	(0.8)
Return on plan assets related to assets still held at May 31, 2017	0.2	0.6	—	0.8

Balance as of May 31, 2017	6.8	7.3	—	14.1
Purchases	—	—	7.8	7.8
Sales	(3.0)	—	—	(3.0)
Return on plan assets related to assets still held at May 31, 2018	0.6	0.4	—	1.0

Balance as of May 31, 2018	$4.4	$7.7	$7.8	$19.9

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

        Equity and fixed income mutual funds are maintained by investment companies that hold certain investments in accordance with a stated set of fund objectives, which are consistent with our overall investment strategy. The values of some of these funds are publicly quoted. For equity and fixed income mutual funds which are publicly quoted, the funds are valued based on quoted prices in active markets and have been categorized as Level 1. As certain of our funds-of-funds investments are also derived from quoted prices in active markets, we have categorized certain funds-of-funds investments as Level 2.

        Hedge fund investments include those seeking to maximize absolute returns using a broad range of strategies to enhance returns and provide additional diversification. The fair value of hedge funds is determined using net asset value or its equivalent subject to certain restrictions, such as a lock-up period. As we may be limited in our ability to redeem the investments at the measurement date or within a reasonable period of time, the hedge fund investments are categorized as Level 3. Our other Level 3 investments require the utilization of unobservable inputs resulting in Level 3 treatment in the fair value hierarchy.

Future Benefit Payments and Funding

        The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
	2019	2020	2021	2022	2023	2024 to 2028
Estimated future pension payments	$8.0	$6.2	$6.0	$6.5	$6.9	$34.2

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. For our Netherlands pension plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $2.9 million to our pension plans during fiscal 2019.

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plan is unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $0.4 million and $0.7 million as of May 31, 2018 and 2017, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan that is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Our contributions vest on a pro-rata basis during the first three years of employment. We also provide profit sharing benefits for certain executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to the Consolidated Statements of Income for our matching contributions, including profit sharing contributions, was $9.2 million in fiscal 2018, $11.6 million in fiscal 2017 and $10.3 million in fiscal 2016 for these plans.

9. Accumulated Other Comprehensive Loss

        Changes in our accumulated other comprehensive loss ("AOCL") by component for each of the years in the three-year period ended May 31, 2018 were as follows (all amounts are net of tax):

	Currency Translation Adjustments	Pension Plans	Total
Balance as of June 1, 2015	$0.9	$(41.3)	$(40.4)
Reclassifications within AOCL	(2.0)	2.0	—
Other comprehensive loss before reclassifications	—	(5.6)	(5.6)
Amounts reclassified from AOCL	—	1.6	1.6

Total other comprehensive loss	—	(4.0)	(4.0)

Balance as of May 31, 2016	(1.1)	(43.3)	(44.4)
Other comprehensive income (loss) before reclassifications	(0.6)	3.5	2.9
Amounts reclassified from AOCL	—	1.6	1.6

Total other comprehensive income (loss)	(0.6)	5.1	4.5

Balance as of May 31, 2017	(1.7)	(38.2)	(39.9)
Other comprehensive income before reclassifications	2.0	4.2	6.2
Amounts reclassified from AOCL	—	1.7	1.7

Total other comprehensive income	2.0	5.9	7.9

Balance as of May 31, 2018	$0.3	$(32.3)	$(32.0)

10. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby we sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease. Net proceeds from the sale of the facility were $14.0 million and the cost and related accumulated depreciation of the facility of $9.5 million and $4.6 million, respectively, were removed from the Consolidated Balance Sheet at the time of sale. The gain realized on the sale of $9.1 million has been deferred and is being amortized over the 20-year lease term. As of May 31, 2018 and 2017, the unamortized balance of the deferred gain was

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

10. Commitments and Contingencies (Continued)

approximately $2.5 million and $2.9 million, respectively, and is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

        In addition to the leases described above, we lease other facilities and equipment under agreements that are classified as operating leases that expire at various dates through 2034. Future minimum payments under all operating leases at May 31, 2018 are as follows:

2019	$17.5
2020	16.3
2021	13.0
2022	10.8
2023	10.0
2024 and thereafter	27.2

        Rental expense for facilities and equipment during fiscal years 2018, 2017, and 2016 was $23.5 million, $22.9 million, and $21.3 million, respectively.

        We enter into purchase obligations which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $203.4 million in 2019, $43.8 million in 2020, $6.0 million in 2021, none in 2022 and none in 2023.

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2018 was approximately $16.7 million.

        We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

11. Other Noncurrent Assets

        At May 31, 2018 and 2017, other noncurrent assets consisted of the following:

	May 31,
	2018	2017
Costs in excess of billings	$39.0	$19.1
Assets under deferred compensation plan	35.7	32.1
Cash surrender value of life insurance	16.8	17.8
License fees	10.6	14.4
Investments in joint ventures	7.6	15.0
Other	9.2	6.5

	$118.9	$104.9

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

        As of May 31, 2018 and 2017, the unamortized balance of the license is $5.6 million and $7.2 million, respectively, and is being amortized over a ten-year period. The current portion of the deferred payments of $1.3 million is recorded in Accrued liabilities and the long-term portion of $2.2 million is included in Other liabilities and deferred income on the Consolidated Balance Sheet.

Investments in Joint Ventures

        During fiscal 2018, we sold interests in two aircraft joint ventures which were accounted for under the equity method of accounting. We received cash proceeds of $7.3 million and recognized a gain on the sale of $0.4 million. As of May 31, 2018, all of our remaining investments in aircraft joint ventures are accounted for under the cost method.

        Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During fiscal 2018, 2017, and 2016, we were paid $0.4 million, $1.2 million, and $0.9 million, respectively, for such services.

        Distributions from joint ventures are classified as operating or investing activities in the Consolidated Statements of Cash Flows based upon an evaluation of the specific facts and circumstances of each distribution.

12. Acquisitions

        On September 19, 2017, we acquired the outstanding shares of two MRO facilities in Canada owned by Premier Aviation for approximately $24.8 million. The purchase price includes $22.9 million paid at closing and deferred consideration of $1.9 million payable September 2018. This business is included in our Aviation Services segment. The amounts recorded for certain assets are preliminary in nature and are subject to adjustment as additional information is obtained about their acquisition date fair value. The final determination of the fair values will be completed within the one year measurement period. The preliminary fair value of assets acquired and liabilities assumed is as follows:

Current assets	$4.1
Property and equipment	13.1
Intangible assets, including goodwill	16.0
Accounts payable and accrued liabilities	(8.4)

$24.8

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

12. Acquisitions (Continued)

        On April 10, 2017, we acquired the trading business of ACLAS Global Limited ("ACLAS"). In conjunction with the acquisition, we entered into a multi-year component support and repair contract covering approximately 100 of ACLAS' aircraft. The purchase price of the acquisition was $12.0 million paid at closing with $3.0 million in deferred consideration payable over the next three years. This business operates as part of our Aviation Services segment. The fair value of assets acquired is as follows:

Inventory	$5.0
Equipment on or available for long-term lease	6.2
Intangible assets	3.8

Assets acquired	$15.0

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

        The Aviation Services segment consists of aftermarket support and services businesses that provide spares and maintenance support for aircraft operated by our commercial and government/defense customers. Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components and aircraft to the commercial aviation and government and defense markets. We provide customized inventory supply chain management, performance based logistics programs, aircraft component repair management services, and aircraft modifications. The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components. Cost of sales consists principally of the cost of product, direct labor, and overhead.

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

        Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2018	2017	2016
Net sales:
Aviation Services	$1,618.9	$1,485.4	$1,425.0
Expeditionary Services	129.4	105.4	100.4

	$1,748.3	$1,590.8	$1,525.4

	For the Year Ended May 31,
	2018	2017	2016
Gross profit:
Aviation Services	$271.9	$246.0	$229.5
Expeditionary Services	22.7	17.4	3.6

	$294.6	$263.4	$233.1

	May 31,
	2018	2017
Total assets:
Aviation Services	$1,205.8	$1,057.0
Expeditionary Services	130.2	122.8
Corporate and discontinued operations	188.7	324.3

	$1,524.7	$1,504.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

13. Business Segment Information (Continued)

	For the Year Ended May 31,
	2018	2017	2016
Capital expenditures:
Aviation Services	$18.6	$15.0	$16.4
Expeditionary Services	2.1	2.0	1.6
Corporate	1.3	8.2	22.1

Total continuing operations	22.0	25.2	40.1
Discontinued operations	5.0	8.4	48.9

	$27.0	$33.6	$89.0

	For the Year Ended May 31,
	2018	2017	2016
Depreciation and amortization:[1]
Aviation Services	$34.6	$30.8	$26.2
Expeditionary Services	4.6	5.0	6.8
Corporate	16.6	10.9	6.7

Total continuing operations	55.8	46.7	39.7
Discontinued operations	7.3	17.2	18.1

	$63.1	$63.9	$57.8

1
Includes depreciation and amortization of stock-based compensation.

        The following table reconciles segment gross profit to income from continuing operations before provision for income taxes.

	For the Year Ended May 31,
	2018	2017	2016
Segment gross profit	$294.6	$263.4	$233.1
Selling, general and administrative	(208.6)	(181.1)	(157.6)
Other expenses	(0.9)	—	(0.4)
Interest expense	(8.0)	(5.3)	(6.4)
Interest income	0.1	0.1	0.2

Income from continuing operations before provision for income taxes	$77.2	$77.1	$68.9

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

13. Business Segment Information (Continued)

        The U.S. Department of Defense, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years. Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2018	2017	2016
Aviation Services	$224.4	$260.2	$301.1
Expeditionary Services	79.9	61.3	65.0

	$304.3	$321.5	$366.1

Percentage of total sales	17.4%	20.2%	24.0%

        Sales by type of product/service was as follows:

	For the Year Ended May 31,
	2018	2017	2016
Aviation supply chain	$1,066.0	$998.7	$903.2
Maintenance, repair and overhaul services	552.9	486.7	521.8
Mobility products	112.5	105.4	100.4
Airlift	16.9	—	—

	$1,748.3	$1,590.8	$1,525.4

  Geographic Data

	May 31,
	2018	2017
Long-lived assets:
United States	$393.1	$369.1
Europe	103.3	108.5
Other	85.6	40.3

Total continuing operations	582.0	517.9
Discontinued operations	—	97.8

	$582.0	$615.7

        Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries) were approximately $694.0 million (39.7% of total sales), $595.4 million (37.4% of total sales) and $498.0 million (32.6% of total sales) in fiscal 2018, 2017 and 2016, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Legal Proceedings

        We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

DynCorp International LLC v. AAR Airlift Group, Inc.

        On September 5, 2015, DynCorp International LLC ("DynCorp") filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division (the "District Court"), accusing AAR Airlift Group, Inc. ("Airlift"), a wholly-owned subsidiary of AAR CORP., of misappropriation of DynCorp information, including trade secrets, and other related allegations, in connection with the submission of proposals in response to the solicitation issued by the U.S. Department of State ("DoS") Bureau of International Narcotics and Law Enforcement Affairs, Office of Aviation in support of the Worldwide Aviation Support Services program ("WASS").

        On October 19, 2015, DynCorp filed an amended complaint with the District Court. On January 14, 2016, the District Court granted Airlift's motion to dismiss DynCorp's amended complaint. On February 2, 2016, DynCorp appealed the District Court's order to the United States Court of Appeals for the Eleventh Circuit (the "Eleventh Circuit").

        On November 21, 2016, the Eleventh Circuit reversed in part the District Court's dismissal of the amended complaint and remanded the case to the District Court for further proceedings.

        On January 31, 2018, Airlift and DynCorp filed a joint notice of settlement, advising the District Court that they had reached an agreement in principle to resolve DynCorp's lawsuit and that they expected to file a stipulation of dismissal with prejudice within 14 days.

        On February 1, 2018, the District Court entered an order dismissing the DynCorp lawsuit without prejudice, subject to the right of any party within 60 days to move the court for the purpose of entering a stipulated form of a final order or judgment or, on good cause shown, to reopen the case for further proceedings.

        On June 20, 2018, the parties entered into a confidential settlement agreement to dismiss the lawsuit with prejudice without the payment of any money by either party. On June 26, 2018, the District Court entered an order dismissing the lawsuit with prejudice.

Department of Justice Investigation

        The U.S. Department of Justice ("DoJ"), acting through the U.S. Attorney's Office for the Southern District of Illinois, is conducting an investigation of Airlift under the federal civil False Claims Act ("FCA"). The investigation relates to Airlift's performance of several contracts awarded by the U.S. Transportation Command concerning the operations and maintenance of rotary-wing and fixed-wing aircraft in Afghanistan and Africa, as well as several U.S. Navy contracts. In June 2018, the DoJ informed Airlift that part of the investigation was precipitated by a lawsuit filed under the qui tam provisions of the FCA by a former employee of Airlift. That lawsuit remains under seal. Airlift is cooperating with the DoJ investigation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

15. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2018 and 2017 is as follows:

Fiscal 2018

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$397.9	$420.6	$456.3	$473.5	$1,748.3
Gross profit	61.6	70.7	77.6	84.7	294.6
Income from continuing operations	11.0	13.3	31.3	18.1	73.7
Loss from discontinued operations[1]	(0.4)	(35.8)	(15.8)	(6.1)	(58.1)
Net income (loss)	10.6	(22.5)	15.5	12.0	15.6
Earnings (Loss) per share—basic:[2]
Continuing operations	0.32	0.39	0.91	0.53	2.14
Discontinued operations	(0.01)	(1.05)	(0.46)	(0.18)	(1.70)
Earnings per share—basic	0.31	(0.66)	0.45	0.35	0.44
Earnings (Loss) per share—diluted:[2]
Continuing operations	0.32	0.38	0.90	0.52	2.11
Discontinued operations	(0.01)	(1.05)	(0.46)	(0.18)	(1.70)
Earnings per share—diluted	0.31	(0.67)	0.44	0.34	0.41

Fiscal 2017

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales	$361.8	$371.3	$407.2	$450.5	$1,590.8
Gross profit	59.5	59.5	66.5	77.9	263.4
Income from continuing operations	11.6	9.7	14.4	16.3	52.0
Income (Loss) from discontinued operations	(2.1)	2.4	(0.7)	4.9	4.5
Net income	9.5	12.1	13.7	21.2	56.5
Earnings (Loss) per share—basic:[2]
Continuing operations	0.34	0.28	0.43	0.48	1.53
Discontinued operations	(0.06)	0.07	(0.02)	0.14	0.13
Earnings per share—basic	0.28	0.35	0.41	0.62	1.66
Earnings (Loss) per share—diluted:[2]
Continuing operations	0.34	0.28	0.42	0.48	1.51
Discontinued operations	(0.06)	0.07	(0.02)	0.14	0.13
Earnings per share—diluted	0.28	0.35	0.40	0.62	1.64

1
Loss from discontinued operations in fiscal 2018 includes pre-tax aircraft and other asset impairment charges of $54.2 million in the second quarter and a goodwill impairment charge of $9.8 million in the third quarter.

2
The earnings-per-share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings-per-share amounts does not necessarily equal the earnings per share for the year.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

16. Allowance for Doubtful Accounts

	May 31,
	2018	2017	2016
Balance, beginning of year	$4.9	$3.3	$4.8
Provision charged to operations	0.5	2.1	0.3
Recoveries, deductions for accounts written off and other reclassifications	2.1	(0.5)	(1.8)

Balance, end of year	$7.5	$4.9	$3.3

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2018, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

        There were no changes in our internal control over financial reporting during the three-month period ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2018.

        KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AAR CORP.:

Opinion on Internal Control Over Financial Reporting

        We have audited AAR CORP. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2018, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2018, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of May 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2018, and the related notes (collectively, the Consolidated Financial Statements), and our report dated July 11, 2018, expressed an unqualified opinion on those Consolidated Financial Statements.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP
Chicago, Illinois July 11, 2018

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about Our Director Nominees and Our Continuing Directors" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Supplemental Item: Executive Officers of the Registrant" following Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "Corporate Governance—Board Committees" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Business Ethics and Conduct" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption "Corporate Governance—Director Nominations and Qualifications" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the following captions: (a) "Executive Compensation—Compensation Committee's Report on Executive Compensation for Fiscal 2018," (b) "Executive Compensation—Summary Compensation Table," (c) "Executive Compensation—Fiscal 2018 Grants of Plan-Based Awards," (d) "Executive Compensation—Outstanding Equity Awards at Fiscal Year End Table," (e) "Executive Compensation—Fiscal 2018 Option Exercises and Stock Vested," (f) "Executive Compensation—Fiscal 2018 Pension Benefits," (g) "Executive Compensation—Fiscal 2018 Non-Qualified Deferred Compensation," (h) "Executive Compensation—Potential Payments Upon Termination of Employment or Change in Control of the Company," (i) "Corporate Governance—Director Compensation," and (j) "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Security Ownership of Management and Others" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

        The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Corporate Governance—Director Independence" and "Corporate Governance—Related Person Transaction Policy" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2) Financial Statement Schedules

        All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

(a)(3) Exhibits

        Management contracts and compensatory arrangements have been marked with an asterisk (*) on the Exhibit Index which is contained below:

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[6]
		3.2	By-Laws, as amended and restated through July 9, 2008.[14]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Form of 2.25% Convertible Senior Note due 2016.[12]
		4.4	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[12]
		4.5	Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[17]
		4.6	Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[17]

	Index		Exhibits
		4.7	Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto,[18] as amended August 26, 2011 and October 13, 2011,[20] and as further amended on April 8, 2013 and April 24, 2013[21] and as further amended on March 24, 2015[27] and as further amended on November 1, 2016[29] and as further amended on February 28, 2018.[31]
4.8
Indenture dated as of February 14, 2013 governing $30,000,000 of 1.75% Convertible Senior Notes due 2015, by and between AAR CORP., as Issuer, and U.S. National Bank National Association, as Trustee.[22]
		4.9	Form of 1.75% Convertible Senior Notes due 2015.[25]
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*
Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[3] as amended June 27, 2003,[4] May 5, 2005, [7] July 12, 2005,[8] June 23, 2006,[10] January 23, 2007,[10] January 27, 2007,[13] and July 11, 2011.[19]
		10.2*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[1] amended May 26, 2000 and April 10, 2001.[2]
		10.3*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective July 10, 2017.[32]
		10.4*	AAR CORP. Nonemployee Directors' Deferred Compensation Plan, as Amended and Restated effective July 10, 2017.[32]
		10.5	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[5]

Index		Exhibits
	10.6	Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[5]
	10.7	Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of December 19, 2014.[28]
	10.8*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[24]
	10.9*	Form of Fiscal 2019 Director Restricted Stock Agreement (filed herewith).
	10.10*	Form of Split Dollar Insurance Agreement.[9]
	10.11	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[11]
	10.12	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[11]
	10.13*	Form of Directors' and Officers' Indemnification Agreement.[15]
	10.14*	Employment Agreement dated as of April 18, 2017 between Registrant and David P. Storch.[16]
	10.15*	Form of Policy for Recoupment of Incentive Compensation.[23]
	10.16*	Section 162(m) Annual Cash Incentive Plan.[28]
	10.17*	AAR CORP. 2013 Stock Plan.[28] and as amended July 11, 2016.[30]
	10.18*	Amended and Restated Severance and Change in Control Agreement dated as of October 11, 2017 between AAR CORP. and Robert J. Regan.[33]
	10.19*	Severance and Change in Control Agreement dated as of October 11, 2017 between AAR CORP. and Michael D. Milligan.[33]

	Index		Exhibits
		10.20	Credit Agreement among AAR CORP., as parent guarantor, AAR Canada Holdings ULC, as borrower, and Canadian Imperial Bank of Commerce, as lender, dated as of October 18, 2017.[34]
		10.21	Purchase Agreement dated February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer.[35]
		10.22	First Amendment to Purchase Agreement dated as of May 22, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer.[36]
		10.23*	Retirement Agreement dated May 24, 2018 between AAR CORP. and David P. Storch.[36]
		10.24*	Post-Retirement Agreement dated May 24, 2018 between AAR CORP. and David P. Storch.[36]
		10.25*	Amended and Restated Employment Agreement dated as of May 24, 2018 between AAR CORP. and John M. Holmes.[36]
		10.26*	Form of AAR CORP. Fiscal 2018 Short-Term Incentive Plan.[37]
		10.27*	Form of AAR CORP. Fiscal 2018 Non-Qualified Stock Option Agreement.[37]
		10.28*	Form of AAR CORP. Fiscal 2018 Restricted Stock Agreement.[37]
		10.29*	Form of AAR CORP. Fiscal 2018 Performance Restricted Stock Agreement.[37]
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 11, 2018 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

	Index		Exhibits
		31.2	Section 302 Certification dated July 11, 2018 of Michael D. Milligan, Vice President and Chief Financial Officer of Registrant (filed herewith).
32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 11, 2018 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 11, 2018 of Michael D. Milligan, Vice President and Chief Financial Officer of Registrant (filed herewith).
101.	Interactive Data File	101
			The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2018 and 2017, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2018, 2017 and 2016 , (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2018, 2017 and 2016 (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2018, 2017 and 2016 , (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2018 and (vi) Notes to Consolidated Financial Statements.**

Notes:

**
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

23
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012.

24
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

25
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

29
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 1, 2016.

30
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 11, 2016.

31
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 28, 2018.

32
Incorporated by reference to Exhibits to the Registrant's Current Report on Form S-8 dated July 20, 2017.

33
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 13, 2017.

34
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated October 18, 2017.

35
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 28, 2018.

36
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 25, 2018.

37
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q dated September 20, 2017.

ITEM 16.    FORM 10-K SUMMARY

        Not applicable.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AAR CORP. (Registrant)
Date: July 11, 2018	BY:	/s/ JOHN M. HOLMES John M. Holmes President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. HOLMES John M. Holmes	President and Chief Executive Officer; Director (Principal Executive Officer)
/s/ MICHAEL D. MILLIGAN Michael D. Milligan	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ERIC S. PACHAPA Eric S. Pachapa	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ DAVID P. STORCH David P. Storch	Chairman of the Board; Director
/s/ ANTHONY K. ANDERSON Anthony K. Anderson	Director
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director
/s/ JAMES E. GOODWIN James E. Goodwin	Director	July 11, 2018
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ DUNCAN J. MCNABB Duncan J. McNabb	Director
/s/ PETER PACE Peter Pace	Director
/s/ JENNIFER L. VOGEL Jennifer L. Vogel	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
/s/ RONALD B. WOODARD Ronald B. Woodard	Director