Form 10-Q
period 2018-08-31
AAR CORP
filed 2018-09-27
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2018 there were 35,041,096 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2018

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2018 and May 31, 2018

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2018	2018
	(Unaudited)

Current assets:
Cash and cash equivalents	$22.7	$31.1
Restricted cash	22.1	10.5
Accounts receivable, less allowances of $8.5 and $7.5, respectively	191.0	202.0
Contract assets	48.8	—
Inventories	467.7	460.7
Rotable assets and equipment on or available for short-term lease	80.9	87.2
Assets of discontinued operations	114.7	125.0
Other current assets	34.5	26.2
Total current assets	982.4	942.7

Property, plant and equipment, net of accumulated depreciation of $218.6 and $214.4, respectively	132.5	133.2

Other assets:
Goodwill	118.1	118.7
Intangible assets, net of accumulated amortization of $34.1 and $33.3, respectively	26.5	27.8
Rotable assets supporting long-term programs	187.6	183.4
Other non-current assets	90.7	118.9
	422.9	448.8
	$1,537.8	$1,524.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2018 and May 31, 2018

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2018	2018
	(Unaudited)

Current liabilities:
Accounts and trade notes payable	$179.6	$170.0
Accrued liabilities	110.8	138.3
Liabilities of discontinued operations	24.7	25.0
Total current liabilities	315.1	333.3

Long-term debt, less current maturities	209.1	177.2
Deferred tax liabilities	11.0	15.7
Other liabilities and deferred income	73.5	62.2
	293.6	255.1

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	469.8	470.5
Retained earnings	725.2	733.2
Treasury stock, 10,259,690 and 10,585,165 shares at cost, respectively	(279.0)	(280.7)
Accumulated other comprehensive loss	(32.2)	(32.0)
Total equity	929.1	936.3
	$1,537.8	$1,524.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2018 and 2017

(Unaudited)

(In millions, except share data)

	Three Months Ended
	August 31,
	2018	2017
Sales:
Sales from products	$257.3	$241.0
Sales from services	209.0	156.9
	466.3	397.9
Cost and operating expenses:
Cost of products	209.6	196.2
Cost of services	185.5	140.1
Selling, general and administrative	48.8	44.5
	443.9	380.8
Operating income	22.4	17.1
Other income, net	0.4	—
Interest expense	(2.1)	(1.7)
Interest income	0.5	—
Income from continuing operations before provision for income taxes	21.2	15.4
Provision for income taxes	2.3	4.4
Income from continuing operations	18.9	11.0
Loss from discontinued operations, net of tax	(3.8)	(0.4)
Net income	$15.1	$10.6

Earnings per share — basic:
Earnings from continuing operations	$0.54	$0.32
Loss from discontinued operations	(0.11)	(0.01)
Earnings per share — basic	$0.43	$0.31

Earnings per share — diluted:
Earnings from continuing operations	$0.54	$0.32
Loss from discontinued operations	(0.11)	(0.01)
Earnings per share — diluted	$0.43	$0.31

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2018 and 2017

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2018	2017
Net income	$15.1	$10.6
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments	(0.5)	0.6
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0.1	0.3	0.3
Other comprehensive income (loss), net of tax	(0.2)	0.9
Comprehensive income	$14.9	$11.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2018 and 2017

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2018	2017
Cash flows used in operating activities:
Net income	$15.1	$10.6
Less: Loss from discontinued operations	3.8	0.4
Income from continuing operations	18.9	11.0
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and intangible amortization	10.1	10.2
Amortization of stock-based compensation	4.0	2.6
Deferred tax provision	1.9	0.2
Changes in certain assets and liabilities:
Accounts receivable	(20.7)	(13.9)
Contract assets	0.9	—
Inventories	(24.5)	6.7
Rotable assets and equipment on or available for short-term lease	6.3	(1.7)
Rotable assets supporting long-term programs	(7.9)	(11.8)
Accounts and trade notes payable	10.1	(0.5)
Accrued and other liabilities	(34.6)	(28.7)
Other	2.6	(5.0)
Net cash used in operating activities — continuing operations	(32.9)	(30.9)
Net cash provided from operating activities — discontinued operations	5.9	10.3
Net cash used in operating activities	(27.0)	(20.6)
Cash flows used in investing activities:
Property, plant and equipment expenditures	(4.2)	(5.7)
Other	(0.5)	1.2
Net cash used in investing activities — continuing operations	(4.7)	(4.5)
Net cash used in investing activities — discontinued operations	(0.3)	(2.4)
Net cash used in investing activities	(5.0)	(6.9)
Cash flows provided from financing activities:
Short-term borrowings, net	57.0	34.0
Repayments on long-term borrowings	(25.0)	—
Cash dividends	(2.7)	(2.6)
Purchase of treasury stock	—	(5.2)
Stock option exercises	6.5	6.5
Net cash provided from financing activities — continuing operations	35.8	32.7
Net cash used in financing activities — discontinued operations	(0.5)	(0.4)
Net cash provided from financing activities	35.3	32.3
Effect of exchange rate changes on cash	(0.1)	—
Increase in cash and cash equivalents	3.2	4.8
Cash, cash equivalents, and restricted cash at beginning of period	41.6	10.3
Cash, cash equivalents, and restricted cash at end of period	$44.8	$15.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2018

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2018	$45.3	$470.5	$733.2	$(280.7)	$(32.0)	$936.3
Cumulative effect adjustment upon adoption of ASC 606 on June 1, 2018	—	—	(20.4)	—	—	(20.4)
Net income	—	—	15.1	—	—	15.1
Cash dividends	—	—	(2.7)	—	—	(2.7)
Stock option activity	—	0.7	—	2.2	—	2.9
Restricted stock activity	—	(1.4)	—	(0.5)	—	(1.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Balance, August 31, 2018	$45.3	$469.8	$725.2	$(279.0)	$(32.2)	$929.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2018

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The Condensed Consolidated Balance Sheet as of May 31, 2018 has been derived from audited financial statements.  To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of August 31, 2018, the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2018 and 2017, and the Condensed Consolidated Statement of Changes in Equity for the three-month period ended August 31, 2018.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements Adopted

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires an employer to report the service cost component of net periodic pension benefit cost in the same line item as other compensation costs for those related employees.  Other components of net pension cost, including interest, expected return on plan assets, and actuarial gains and losses are to be presented outside of operating income.  We adopted this ASU on June 1, 2018 which resulted in $0.3 million of pension income included in Other expense, net in the Condensed Consolidated Statement of Income for the three-month period ended August 31, 2018.  The Condensed Consolidated Statement of Income for the three-month period ended August 31, 2017 was not restated as the non-service cost components of pension expense were not material to fiscal 2018.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which provides guidance for revenue recognition.  ASC 606 superseded the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance.

We adopted ASC 606 on June 1, 2018 using the modified retrospective method.  Under that approach, prior periods have not been restated and continue to be reported under the accounting standards in effect for those periods.  A discussion of our revised accounting policy for revenue recognition is included in Note 3.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

We elected to use the practical expedient allowing for the application of ASC 606 only to contracts that were not completed as of June 1, 2018.  We recognized the cumulative effect of initially applying ASC 606 as a decrease of $20.4 million to the opening balance of retained earnings as of June 1, 2018.  The impact of the adoption of ASC 606 on our Condensed Consolidated Balance Sheet was as follows:

	As of May 31, 2018	ASC 606 Adjustments	As of June 1, 2018
Accounts receivable, net	$202.0	$(31.4)	$170.6
Inventories	460.7	(17.3)	443.4
Contract assets—current	—	49.6	49.6
Other current assets	26.2	(0.9)	25.3
Other non-current assets	118.9	(19.0)	99.9
Accrued liabilities	138.3	9.1	147.4
Deferred tax liabilities	15.7	(6.6)	9.1
Other liabilities and deferred income	62.2	(1.1)	61.1
Retained earnings	733.2	(20.4)	712.8

The adoption of ASC 606 impacted us in three primary areas.  First, we have certain contracts in which revenue is recognized using the percentage of completion method over the expected term of the contract.  Under ASC 606, the contract term used for revenue recognition purposes was shortened to exclude any unexercised customer option years or incorporate customer rights to terminate the contract without significant penalty as we do not have any enforceable rights or obligations prior to the exercise of the underlying option.  The impact of this change as of June 1, 2018 resulted in the elimination of certain deferred costs and the establishment of accrued liabilities reflecting our estimated obligations under the contracts.  For this change, we recognized a decrease of $22.1 million to the opening balance of retained earnings as of June 1, 2018.

Second, we have contracts under which we perform repair services on customer-owned assets whereby the customer simultaneously receives the benefits of the repair.  These contracts also transitioned to an over time revenue recognition model as of June 1, 2018 compared to our prior policy of recognizing revenue at the time of shipment.  The impact of this change as of June 1, 2018 resulted in the elimination of certain inventory and accounts receivable amounts and the establishment of a contract asset reflecting the over time revenue recognition treatment.  For this change, we recognized an increase of $1.3 million to the opening balance of retained earnings as of June 1, 2018.

Third, we have certain contracts under which we manufacture products with no alternative use as the customer owns the underlying intellectual property and we have an enforceable right to payment from the customer.  As a result, we now recognize revenue for these contracts over time as opposed to at the time of shipment which was our policy prior to June 1, 2018.  The impact of this change as of June 1, 2018 resulted in the elimination of certain inventory amounts and the establishment of a contract asset reflecting the over time revenue recognition treatment.  For this change, we recognized an increase of $0.4 million to the opening balance of retained earnings as of June 1, 2018.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

The impact of the ASC 606 adoption on our Condensed Consolidated Balance Sheet as of August 31, 2018 and our Condensed Consolidated Statement of Income for the three-month period ended August 31, 2018 was as follows:

	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Accounts receivable, net	$191.0	$26.3	$217.3
Contract assets	48.8	(48.8)	—
Inventories	467.7	20.0	487.7
Other current assets	34.5	0.9	35.4
Other non-current assets	90.7	19.4	110.1
Accrued liabilities	110.8	(11.4)	99.4
Deferred tax liabilities	11.0	6.6	17.6
Other liabilities and deferred income	73.5	4.6	78.1
Retained earnings	725.2	18.0	743.2

	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Sales	$466.3	$(4.8)	$461.5
Cost of sales	395.1	(1.6)	393.5
Gross profit	71.2	(3.2)	68.0
Provision for income taxes	2.3	0.8	3.1
Income from continuing operations	18.9	(2.4)	16.5

Excluding the ASC 606 adjustments from our reported results for the three-month period ended August 31, 2018, our Condensed Consolidated Statement of Cash Flows would include the changes of asset and liability accounts described above, with no impact on our net cash used in operating activities.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases.  This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, including those classified as operating leases under the current accounting guidance.  In addition, this ASU will require new qualitative and quantitative disclosures about the Company’s leasing activities.  This new standard will be effective for us beginning June 1, 2019 and is required to be adopted using a modified retrospective approach.  The new standard provides us an option to recognize the cumulative effect adjustment on retained earnings as of June 1, 2019 or as of the beginning of the earliest period presented.  We are in the preliminary phases of assessing the effect of this ASU on our portfolio of leases. While this assessment continues, we have not yet selected a transition date nor have we determined the effect of this ASU on our consolidated financial statements.

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

August 31, 2018

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

Our COCO business completed certain contracts in the second quarter of fiscal 2018.  As the aircraft supporting these contracts were not placed on new contracts combined with the continued decline in operational tempo within the U.S. Department of Defense and an excess supply of aircraft assets in the market, we determined there was an impairment triggering event and tested the recoverability of our COCO assets.  As a result, we recognized impairment and other charges of $54.2 million in the second quarter of fiscal 2018. The fair value of the aircraft and related assets was based on available market data for similar assets.

The COCO business is available for immediate sale and we continue to actively market the COCO business at a reasonable price in relation to its fair value.  We expect a sale of the COCO business to be completed before the end of fiscal 2019.

No amounts for general corporate overhead or interest expense were allocated to discontinued operations during the periods presented.  Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to our continuing operations.

Operating results for discontinued operations were comprised of the following:

	Three Months Ended August 31,
	2018	2017
Sales	$20.0	$41.3
Cost of sales	(22.3)	(38.4)
Selling, general and administrative expenses	(2.5)	(3.6)
Operating loss from discontinued operations	(4.8)	(0.7)
Provision for income taxes (benefit)	(1.0)	(0.3)
Loss from discontinued operations	$(3.8)	$(0.4)

The carrying amounts of the major classes of assets and liabilities for our discontinued operations are as follows:

	August 31,	May 31,
	2018	2018
Inventory, rotable assets, and equipment	$100.9	$106.1
Accounts receivable, net	10.1	14.7
Other assets	3.7	4.2
Assets of discontinued operations	$114.7	$125.0

Liabilities of discontinued operations	$24.7	$25.0

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 3 — Revenue Recognition

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Our unit of accounting for revenue recognition is a performance obligation included in our customer contracts.  A performance obligation reflects the distinct good or service that we must transfer to a customer.  At contract inception, we evaluate if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations.  In some cases, our contract with the customer is considered one performance obligation as it includes factors such as the good or service being provided is significantly integrated with other promises in the contract, the service provided significantly modifies or customizes another good or service or the good or service is highly interdependent or interrelated.  If the contract has more than one performance obligation, the Company determines the standalone price of each distinct good or service underlying each performance obligation and allocates the transaction price based on their relative standalone selling prices.

The transaction price of a contract, which can include both fixed and variable amounts, is allocated to each performance obligation identified.  Some contracts contain variable consideration, which could include incremental fees or penalty provisions related to performance.  Variable consideration that can be reasonably estimated based on current assumptions and historical information is included in the transaction price at the inception of the contract but limited to the amount that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Variable consideration that cannot be reasonably estimated is recorded when known.

Our performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to our customers.  The majority of our sales from products are recognized at a point in time upon transfer of control to the customer which generally occurs upon shipment.  In connection with certain sales of products, we also provide logistics services which include inventory management, replenishment, and other related services.  The price of such services is generally included in the price of the products delivered to the customer, and revenues are recognized upon delivery of the product, at which point, the customer has obtained control of the product.  We do not account for these services separate from the related product sales as the services are inputs required to fulfill part orders received from customers.

For our performance obligations that are satisfied over time, we measure progress in a manner which depicts the performance of transferring control to the customer. As such, we utilize the input method of cost-to-cost to recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer.  Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation.  We are required to make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the arrangement.  Key assumptions involved include future labor costs and efficiencies, overhead costs, and ultimate timing of product delivery.  Differences may occur between the judgments and estimates made by management and actual program results.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  In the first quarter of fiscal 2019, we recognized favorable and unfavorable cumulative catch-up adjustments of $0.7 million and $0.5 million, respectively.  No cumulative catch-up adjustments were recognized in the first quarter of fiscal 2018.  When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $0.2 million for the first quarter of fiscal 2019.  These adjustments relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

We have elected to use certain practical expedients permitted under ASC 606.  Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our Condensed Consolidated Statement of Income, and are not considered a performance obligation to our customers.  Our reported sales on our Condensed Consolidated Statement of Income are net of any sales or related non-income taxes.  We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

Contract Assets and Liabilities

The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period.  Contract assets consist of unbilled receivables or costs incurred where revenue recognized over time using the cost-to-cost model exceeds the amounts billed to customers.  Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract.  These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made.  Contract assets and contract liabilities are determined on a contract-by-contract basis.

Net contract assets and liabilities are as follows:

	August 31, 2018	June 1, 2018	Change
Contract assets — current	$48.8	$49.6	$(0.8)
Contract assets — non-current	23.1	12.9	10.2
Contract liabilities — current	(11.4)	(9.4)	(2.0)
Contract liabilities — non-current	(47.1)	(33.0)	(14.1)
Net contract assets	$13.4	$20.1	$(6.7)

Contract assets — non-current is reported within Other non-current assets, Contract liabilities — current is reported within Accrued Liabilities, and Contract liabilities — non-current is reported within Other liabilities and deferred income on our Condensed Consolidated Balance Sheet.  The change in our contract liabilities primarily results from the advance payments from customers exceeding reductions from recognition of revenue as performance obligations were satisfied and related amounts were invoiced.

Remaining Performance Obligations

As of August 31, 2018, we had approximately $1,650 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts.  We expect that approximately 50% of this backlog will be recognized as revenue over the next 12 months with the majority of the remainder recognized over the next three years.  The amount of remaining performance obligation which are expected to be recognized as revenue beyond 12 months primarily relates to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Disaggregation of Revenue

Sales across the major customer markets for each of our operating segments for the three-month periods ended August 31, 2018 and 2017 were as follows:

	Three Months Ended August 31,
	2018	2017
Aviation Services
Commercial	$306.7	$296.8
Government and defense	131.7	74.5
	$438.4	$371.3
Expeditionary Services
Commercial	$8.5	$8.3
Government and defense	19.4	18.3
	$27.9	$26.6

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Sales by geographic region for the three-month periods ended August 31, 2018 and 2017 were as follows:

	Three Months Ended August 31,
	2018	2017
Aviation Services
North America	$319.5	$257.5
Europe/Africa	81.0	68.6
Other	37.9	45.2
	$438.4	$371.3
Expeditionary Services
North America	$25.7	$24.7
Europe/Africa	1.7	1.8
Other	0.5	0.1
	$27.9	$26.6

Note 4 — Accounting for Stock-Based Compensation

Restricted Stock

In the three-month period ended August 31, 2018, as part of our annual long-term stock incentive compensation, we granted 43,680 shares of performance-based restricted stock and 38,760 shares of time-based restricted stock to eligible employees.  The grant date fair value per share for these shares was $48.09 (the closing price on the grant date).  In June 2018, we also granted 29,128 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $45.32.

Expense charged to operations for restricted stock during the three-month periods ended August 31, 2018 and 2017 was $2.8 million and $1.4 million, respectively.

Stock Options

In July 2018, as part of our annual long-term stock incentive compensation, we granted 290,340 stock options to eligible employees at an exercise price of $48.09 and weighted average fair value of $13.67.  The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.7%
Expected volatility of common stock	30.8%
Dividend yield	0.6%
Expected option term in years	4.5

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2018 and 2017 was $10.7 million and $5.0 million, respectively.   Expense charged to operations for stock options during the three-month periods ended August 31, 2018 and 2017 was $1.2 million and $1.1 million, respectively.

Note 5 — Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2018	2018
Aircraft and engine parts, components and finished goods	$407.8	$383.5
Raw materials and parts	45.1	45.1
Work-in-process	14.8	32.1
	$467.7	$460.7

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 6 — Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2018	2017
Interest paid	$2.0	$1.4
Income taxes paid	1.6	1.3

Note 7 — Sale of Receivables

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

During the three-months ended August 31, 2018, we sold $164.7 million of receivables under the Purchase Agreement and remitted $147.8 million to the Purchaser on their behalf.  During fiscal 2018, we sold $239.6 million of receivables under the Purchase Agreement and remitted $167.9 million to the Purchaser on their behalf.  As of August 31, 2018 and May 31, 2018, we had collected cash of $22.1 and $10.5 million, respectively, which was not yet remitted to the Purchaser and was classified as Restricted cash on our Condensed Consolidated Balance Sheet.  During the three-months ended August 31, 2018, we incurred discounts on the sale of our receivables of $0.4 million which were recognized as an expense in Other income, net on our Condensed Consolidated Statements of Income.

Note 8 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2018	2018
Revolving Credit Facility expiring November 1, 2021 with interest payable monthly	$187.0	$130.0
Term loan due November 1, 2021 with interest payable monthly	23.7	23.9
Industrial revenue bond due August 1, 2018	—	25.0
Total debt	210.7	178.9
Debt issuance costs, net	(1.6)	(1.7)
Long-term debt	$209.1	$177.2

At August 31, 2018, our variable rate debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

The industrial revenue bond was paid on August 1, 2018 using our Revolving Credit Facility.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

On October 18, 2017, we entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the “Credit Agreement”).  The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two maintenance, repair, and overhaul (“MRO”) facilities in Canada from Premier Aviation.  The term loan is due in full at the expiration of the Credit Agreement on November 1, 2021 unless terminated earlier pursuant to the terms of the Credit Agreement.  Interest is payable monthly on the term loan at the offered fluctuating Canadian Dollar Offer Rate plus 125 to 225 basis points based on certain financial measurements if a Bankers’ Acceptances loan, or at the offered fluctuating Prime Rate plus 25 to 125 basis points based on certain financial measurements, if a Prime Rate loan.

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility.  At August 31, 2018, we were in compliance with the financial and other covenants in our financing agreements.

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

August 31, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2018 and 2017 is as follows:

	Three Months Ended
	August 31,
	2018	2017
Basic and Diluted EPS:
Income from continuing operations	$18.9	$11.0
Less income attributable to participating shares	(0.1)	(0.1)
Income from continuing operations attributable to common shareholders	18.8	10.9
Loss from discontinued operations attributable to common shareholders	(3.8)	(0.4)
Net income attributable to common shareholders for earnings per share	$15.0	$10.5

Weighted average common shares outstanding—basic	34.6	34.0
Additional shares from assumed exercise of stock options	0.5	0.5
Weighted average common shares outstanding—diluted	35.1	34.5

Earnings per share — basic:
Earnings from continuing operations	$0.54	$0.32
Loss from discontinued operations	(0.11)	(0.01)
Earnings per share — basic	$0.43	$0.31

Earnings per share — diluted:
Earnings from continuing operations	$0.54	$0.32
Loss from discontinued operations	(0.11)	(0.01)
Earnings per share — diluted	$0.43	$0.31

At August 31, 2018, stock options to purchase 290,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim period then ended.  At August 31, 2017, the average market price of our common shares was in excess of all of our outstanding options.

Note 10 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended August 31, 2018 and 2017 were as follows:

	Currency Translation Adjustments	Pension Plans	Total
Balance at June 1, 2018	$0.3	$(32.3)	$(32.0)
Other comprehensive income before reclassifications	(0.5)	—	(0.5)
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income (loss)	(0.5)	0.3	(0.2)
Balance at August 31, 2018	$(0.2)	$(32.0)	$(32.2)

Balance at June 1, 2017	$(1.7)	$(38.2)	$(39.9)
Other comprehensive loss before reclassifications	0.6	—	0.6
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	0.6	0.3	0.9
Balance at August 31, 2017	$(1.1)	$(37.9)	$(39.0)

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 11 — Acquisitions

On September 19, 2017, we acquired the outstanding shares of two MRO facilities in Canada owned by Premier Aviation for approximately $24.8 million.  The purchase price includes $22.9 million paid at closing and deferred consideration of $1.9 million payable September 2018.  This business is included in our Aviation Services segment.  The amounts recorded for certain intangible assets are preliminary in nature and are subject to adjustment as additional information is obtained about their acquisition date fair value.  The final determination of the fair values will be completed within the one year measurement period.  The preliminary fair value of assets acquired and liabilities assumed is as follows:

Current assets	$4.1
Property and equipment	13.1
Intangible assets, including goodwill	16.0
Accounts payable and accrued liabilities	(8.4)
$24.8

Note 12 — Business Segment Information

Consistent with how our chief operating decision making officer (Chief Executive Officer) evaluates performance and the way we are organized internally, we report our activities in two operating segments:  Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of manufacturing activities.

In the first quarter of fiscal 2019, we re-aligned the composition of our operating segments to leverage the full breadth of our operational expertise in Aviation Services.  Our government-owned, contractor-operated business, which includes the INL/A WASS program, was previously included in our Expeditionary Services segment and is now reported within our Aviation Services segment for all periods presented.

The Aviation Services segment consists of aftermarket support and services offerings that provide spare parts and maintenance support for aircraft operated by our commercial and government/defense customers.  Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets.  We provide customized inventory supply chain management, performance based logistics programs, customer fleet management and operations, and aircraft component repair management services.  The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components.  Cost of sales consists principally of the cost of product, direct labor, and overhead.

The Expeditionary Services segment consists of primarily manufacturing operations with sales derived from the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force including engineering, design, and system integration services for specialized command and control systems.  This segment also designs and manufactures advanced composite materials for commercial, business and military aircraft.  Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2018 except for our revised accounting policy for revenue recognition.  We adopted ASC 606 on June 1, 2018 and our revised accounting policy is further described in Note 3.

Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the operating segments and utilizes gross profit as a primary profitability measure.  Gross profit is calculated by subtracting cost of sales from sales.  The assets and certain expenses related to corporate activities are not allocated to the segments.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Selected financial information for each segment is as follows:

	Three Months Ended
	August 31,
	2018	2017
Net sales:
Aviation Services	$438.4	$371.3
Expeditionary Services	27.9	26.6
	$466.3	$397.9

	Three Months Ended
	August 31,
	2018	2017
Gross profit:
Aviation Services	$67.1	$57.8
Expeditionary Services	4.1	3.8
	$71.2	$61.6

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended
	August 31,
	2018	2017
Segment gross profit	$71.2	$61.6
Selling, general and administrative	(48.8)	(44.5)
Other income, net	0.4	—
Interest expense	(2.1)	(1.7)
Interest income	0.5	—
Income from continuing operations before provision for income taxes	$21.2	$15.4

Note 13 — Legal Proceedings

We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

Department of Justice Investigation

The U.S. Department of Justice (“DoJ”), acting through the U.S. Attorney’s Office for the Southern District of Illinois, is conducting an investigation of AAR Airlift Group, Inc. (“Airlift”) under the federal civil False Claims Act (“FCA”).  The investigation relates to Airlift’s performance of several contracts awarded by the U.S. Transportation Command concerning the operations and maintenance of rotary-wing and fixed-wing aircraft in Afghanistan and Africa, as well as several U.S. Navy contracts.  In June 2018, the DoJ informed Airlift that part of the investigation was precipitated by a lawsuit filed under the qui tam provisions of the FCA by a former employee of Airlift.  That lawsuit remains under seal.   Airlift is cooperating with the DoJ investigation.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions)

General Overview

We report our activities in two operating segments:  Aviation Services comprised of supply chain and maintenance, repair, and overhaul (“MRO”) activities and Expeditionary Services comprised of manufacturing activities.

In the first quarter of fiscal 2019, we re-aligned the composition of our operating segments to leverage the full breadth of our operational expertise in Aviation Services.  Our government-owned, contractor-operated business, which includes the INL/A WASS program and was previously included in our Expeditionary Services segment, is now reported within our Aviation Services segment for all periods presented.

The Aviation Services segment consists of aftermarket support and services offerings that provide spare parts and maintenance support for aircraft operated by our commercial and government/defense customers.  Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets.  We provide customized inventory supply chain management, performance based logistics programs, customer fleet management and operations, and aircraft component repair management services.  The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components.  Cost of sales consists principally of the cost of product, direct labor, and overhead.

The Expeditionary Services segment consists of primarily manufacturing operations with sales derived from the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force including engineering, design, and system integration services for specialized command and control systems.  This segment also designs and manufactures advanced composite materials for commercial, business and military aircraft.  Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 31, 2018 except for our revised accounting policy for revenue recognition.  We adopted ASC 606 on June 1, 2018 and our revised accounting policy is further described in Note 3.

Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the operating segments and utilizes gross profit as a primary profitability measure.  Gross profit is calculated by subtracting cost of sales from sales.  The assets and certain expenses related to corporate activities are not allocated to the segments.

Beginning in fiscal 2015, we implemented a comprehensive strategic plan to narrow our strategy to focus on our best-in-class aviation and expeditionary services through our two business segments: Aviation Services and Expeditionary Services.  We sold our Telair Cargo Group for cash of $714 million, resulting in pre-tax gains of $198.6 million in the fourth quarter of fiscal 2015 (and $27.7 million in the first quarter of fiscal 2016 from the receipt of contingent consideration).  We used the proceeds from the sale in fiscal 2015 to reduce our total debt and return capital to stockholders through common stock repurchases and dividends.

Through execution of our strategic plan over the last three years, we have succeeded in expanding customer relationships and securing new flight hour component inventory management and repair programs with multiple international commercial customers and government customers.  We also invested in our rotable assets to support these programs and continued our focus on expanding our business development resources.  These investments in our supply chain activities have allowed us to increase market share, expand our customer base, and enlarge our geographic footprint.

In fiscal 2018, we began the ramp-up for the 15-year, U.S. Air Force Landing Gear Performance-Based Logistics One program.  Under this program, we are providing total supply chain management including purchasing, distribution and inventory control to support all landing gear components for the U.S. Air Force’s fleet of C-130, KC-135 and E-3 aircraft.

In fiscal 2018, we also began providing services to the U.S. Department of State (“DoS”) under the INL/A Worldwide Aviation Support Services (“INL/A WASS”) contract.  This contract leverages our capabilities in aviation services, including flight operations, supply chain logistics, and other services.  We are the prime contractor on this 10-year performance-based contract to globally operate and maintain the DoS fleet of fixed and rotary-wing aircraft.  We successfully completed the transition and phase-in of the WASS program in June 2018.  We have full operational capability at all contract sites, which include Afghanistan, Iraq, Panama, Peru, and Patrick Air Force Base as well as support locations in Brevard County, Florida.

Outlook for Fiscal 2019

For fiscal 2019, we expect to see continued strength in our Aviation Services segment given its leadership positions in value-added services to both commercial and government and defense customers.  Long-term aftermarket growth trends are favorable and our comprehensive suite of integrated services will continue to drive growth across our diverse base of customers.

We remain in a strong financial position to further execute on our strategy in fiscal 2019.  Both our commercial and government businesses are executing on our many contract wins and are delivering growth in fiscal 2019.  Our cash on hand plus unused capacities on our Revolving Credit Facility and accounts receivable financing program was $403 million at August 31, 2018.  We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.  We continue to have the flexibility in our balance sheet to invest in our growth.  As we generate positive cash flow, we expect to continue our strategy of returning capital to our stockholders without hampering our future operating flexibility and our growth plans.

For fiscal 2019, we expect the Company’s consolidated sales in the range of $2.1 to $2.2 billion.  Diluted earnings per share from continuing operations for fiscal 2019 is expected to be in the range of $2.50 to $2.80.

Results of Operations

Three Month Period Ended August 31, 2018

Sales and gross profit for our two business segments for the quarters ended August 31, 2018 and 2017 were as follows:

	Three Months Ended August 31,
	2018	2017	% Change
Sales:
Aviation Services
Commercial	$306.7	$296.8	3.3%
Government and defense	131.7	74.5	76.8%
	$438.4	$371.3	18.1%
Expeditionary Services
Commercial	$8.5	$8.3	2.4%
Government and defense	19.4	18.3	6.0%
	$27.9	$26.6	4.9%

	Three Months Ended August 31,
	2018	2017	% Change
Gross Profit:
Aviation Services
Commercial	$42.8	$44.2	(3.2)%
Government and defense	24.3	13.6	78.7%
	$67.1	$57.8	16.1%
Expeditionary Services
Commercial	$1.0	$2.5	(60.0)%
Government and defense	3.1	1.3	138.5%
	$4.1	$3.8	7.9%

Aviation Services Segment

Sales in the Aviation Services segment increased $67.1 million or 18.1% over the prior year period due to a $57.2 million or 76.8% increase in sales to government and defense customers.  The increase in sales to government and defense customers was primarily attributable to the INL/A WASS program which achieved full operational capability in June 2018.

During the first quarter of fiscal 2018, sales in this segment to commercial customers increased $9.9 million or 3.3% over the prior year period.  The increase was primarily due to increased demand in our supply chain activities.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  In the first quarter of fiscal 2019, we recognized favorable and unfavorable cumulative catch-up adjustments of $0.7 million and $0.5 million, respectively.  No cumulative catch-up adjustments were recognized in the first quarter of fiscal 2018.  When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $0.2 million for the first quarter of fiscal 2019.  These adjustments relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Cost of sales in Aviation Services increased $57.8 million or 18.4% over the prior year period, which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $9.3 million or 16.1% over the prior year period.  Gross profit on sales to government and defense customers increased $10.7 million or 78.7% over the prior year primarily driven by the start of the INL/A WASS program.  Gross profit margin on sales to government and defense customers increased to 18.5% from 18.3% primarily as a result of the mix of products and services sold.

Gross profit on sales to commercial customers decreased $1.4 million or 3.2% from the prior year period primarily due to the lower volume in our MRO activities.  The gross profit margin on sales to commercial customers decreased from 14.9% to 14.0% reflecting the impact of these lower volumes.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $1.3 million or 4.9% over the prior year period primarily due to stronger demand for our mobility products.

Gross profit in the Expeditionary Services segment increased $0.3 million or 7.9% over the prior period, which was largely in line with the sales increase discussed above.  Gross profit margin increased to 14.7% from 14.3% primarily as a result of the higher sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.3 million over the prior year period.  As a percent of sales, selling, general and administrative expenses decreased to 10.5% from 11.2% in the prior year period reflecting improved leverage of our existing cost structure to support the sales growth.

Interest Expense

Interest expense increased $0.4 million in fiscal 2019 over the prior year period primarily as a result of higher borrowings and higher interest rates on our Revolving Credit Facility.

Income Taxes

Our effective income tax rate for continuing operations was 10.8% for the first quarter of fiscal 2019 compared to 28.6% in the prior year period.  The effective tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”), which significantly reduced the corporate federal income tax rate to 21% from 35%.  The income tax rate reduction in the Tax Reform Act resulted in a blended federal statutory tax rate for the Company of 21.0% in fiscal 2019 compared to 29.2% in fiscal 2018.  Higher excess tax benefits from the vesting of restricted shares and stock options exercises in fiscal 2019 compared to the prior year period also contributed to the lower effective tax rate in fiscal 2019.  We recognized $2.5 million of excess tax benefits as a reduction to income tax expense during the first quarter of fiscal 2019 compared to $1.2 million in the prior year period.

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

At August 31, 2018, our liquidity and capital resources included cash of $22.7 million and working capital of $667.3 million.

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

Borrowings outstanding under the Revolving Credit Facility at August 31, 2018 were $187.0 million and there were approximately $16.6 million of outstanding letters of credit, which reduced the availability of this facility to $296.4 million. There are no other terms or covenants limiting the availability of this facility. We also had $9.7 million available under foreign lines of credit at August 31, 2018.

At August 31, 2018, we complied with all financial and other covenants under our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $32.9 million in the three-month period ended August 31, 2018 compared to cash used of $30.9 million in the prior year period.  The decrease from the prior period of $2.0 million was primarily attributable to higher investments in inventory in the current year partially offset by other working capital changes, including vendor invoice payment timing.

Cash Flows from Investing Activities

Net cash used in investing activities—continuing operations was $4.7 million during the three-month period ended August 31, 2018 compared to $4.5 million in the prior year period.  Property, plant, and equipment expenditures decreased $1.5 million in fiscal 2019 from the prior year period.  Proceeds on asset sales and other investing transactions decreased by $1.7 million which more than offset the decrease in property, plant, and equipment expenditures.

Cash Flows from Financing Activities

Net cash provided from financing activities—continuing operations was $35.8 million during the three-month period ended August 31, 2018 compared to $32.7 million in the prior year period.  The additional cash provided of $3.1 million was primarily attributable to the lack of treasury stock purchases in fiscal 2019 whereas treasury stock purchases of $5.2 million were completed in the prior year period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2019 other than the adoption of ASC 606 on June 1, 2018, which supersedes the revenue recognition guidance in ASC 605.  Under ASC 606, revenue is recognized as goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  Our new accounting policies for revenue recognition are included in Notes 1 and 3 to the Condensed Consolidated Financial Statements.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2018.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable.  See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2018 for a discussion of accounts receivable exposure.

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended August 31, 2018.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2018.  There were no significant changes during the quarter ended August 31, 2018.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2018, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

Effective June 1, 2018, we adopted the new revenue standard under ASC 606 using the modified retrospective method of adoption.  We have implemented certain changes to our internal controls over financial reporting to support the reporting and disclosure requirements of the new revenue standard. There were no other changes in our internal control over financial reporting during the first quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2018.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Form of AAR CORP. Fiscal 2019 Short-Term Incentive Plan (filed herewith).

		10.2*	Form of AAR CORP. Fiscal 2019 Non-Qualified Stock Option Agreement (filed herewith).

		10.3*	Form of AAR CORP. Fiscal 2019 Restricted Stock Agreement (filed herewith).

		10.4*	Form of AAR CORP. Fiscal 2019 Performance Restricted Stock Agreement (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 27, 2018 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 27, 2018 of Michael D. Milligan, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 27, 2018 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 27, 2018 of Michael D. Milligan, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2018 and May 31, 2018, (ii) Condensed Consolidated Statements of Income for the three months ended August 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2018 and 2017, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2018 and 2017, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended August 31, 2018 and (vi) Notes to Condensed Consolidated Financial Statements.**

*                 Management contracts and compensatory arrangements.

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

AAR CORP.
(Registrant)

Date:	September 27, 2018	/s/ MICHAEL D. MILLIGAN
Michael D. Milligan
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)