Form 10-Q
period 2018-11-30
AAR CORP
filed 2018-12-19
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 30, 2018 there were 35,095,139 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2018

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2018 and May 31, 2018

(In millions, except share data)

ASSETS

	November 30,	May 31,
	2018	2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$25.7	$31.1
Restricted cash	15.0	10.5
Accounts receivable, less allowances of $14.5 and $7.5, respectively	218.6	202.0
Contract assets	63.0	—
Inventories	495.0	460.7
Rotable assets and equipment on or available for short-term lease	80.5	87.2
Assets of discontinued operations	109.9	125.0
Other current assets	33.0	26.2
Total current assets	1,040.7	942.7

Property, plant and equipment, net of accumulated depreciation of $221.9 and $214.4, respectively	133.4	133.2

Other assets:
Goodwill	116.6	118.7
Intangible assets, net of accumulated amortization of $29.5 and $33.3, respectively	25.2	27.8
Rotable assets supporting long-term programs	202.5	183.4
Other non-current assets	85.8	118.9
	430.1	448.8
	$1,604.2	$1,524.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2018 and May 31, 2018

(In millions, except share data)

LIABILITIES AND EQUITY

	November 30,	May 31,
	2018	2018
	(Unaudited)
Current liabilities:
Accounts and trade notes payable	$205.2	$170.0
Accrued liabilities	114.4	138.3
Liabilities of discontinued operations	24.6	25.0
Total current liabilities	344.2	333.3

Long-term debt, less current maturities	218.9	177.2
Deferred tax liabilities	10.5	15.7
Other liabilities and deferred income	95.0	62.2
	324.4	255.1

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	470.8	470.5
Retained earnings	729.6	733.2
Treasury stock, 10,205,647 and 10,585,165 shares at cost, respectively	(277.5)	(280.7)
Accumulated other comprehensive loss	(32.6)	(32.0)
Total equity	935.6	936.3
	$1,604.2	$1,524.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended November 30, 2018 and 2017

(Unaudited)

(In millions, except share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Sales:
Sales from products	$264.8	$248.6	$522.1	$489.6
Sales from services	228.5	172.0	437.5	328.9
	493.3	420.6	959.6	818.5
Cost and operating expenses:
Cost of products	217.0	200.1	426.5	396.3
Cost of services	198.0	149.8	383.6	289.9
Provision for doubtful accounts	12.4	0.1	13.0	0.3
Selling, general and administrative	49.1	48.8	97.3	93.1
	476.5	398.8	920.4	779.6
Operating income	16.8	21.8	39.2	38.9
Other income (expense), net	(0.2)	—	0.2	—
Interest expense	(2.5)	(1.9)	(4.6)	(3.6)
Interest income	0.1	0.1	0.6	0.1
Income from continuing operations before provision for income taxes	14.2	20.0	35.4	35.4
Provision for income taxes	3.0	6.8	5.3	11.2
Income from continuing operations	11.2	13.2	30.1	24.2
Loss from discontinued operations	(4.2)	(35.8)	(8.0)	(36.2)
Net income (loss)	$7.0	$(22.6)	$22.1	$(12.0)

Earnings (Loss) per share — basic:
Earnings from continuing operations	$0.32	$0.39	$0.87	$0.71
Loss from discontinued operations	(0.12)	(1.05)	(0.23)	(1.06)
Earnings (Loss) per share — basic	$0.20	$(0.66)	$0.64	$(0.35)

Earnings (Loss) per share — diluted:
Earnings from continuing operations	$0.32	$0.38	$0.85	$0.70
Loss from discontinued operations	(0.12)	(1.04)	(0.23)	(1.05)
Earnings (Loss) per share — diluted	$0.20	$(0.66)	$0.62	$(0.35)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2018 and 2017

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Net income (loss)	$7.0	$(22.6)	$22.1	$(12.0)
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments	(0.6)	1.9	(1.1)	2.5
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.0 and $0.2 for the three months ended November 30, 2018 and 2017, respectively, and $0.1 and $0.3 for the six months ended November 30, 2018 and 2017, respectively	0.2	0.3	0.5	0.6
Other comprehensive income (loss), net of tax	(0.4)	2.2	(0.6)	3.1
Comprehensive income (loss)	$6.6	$(20.4)	$21.5	$(8.9)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2018 and 2017

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2018	2017
Cash flows used in operating activities:
Net income (loss)	$22.1	$(12.0)
Less: Loss from discontinued operations	8.0	36.2
Income from continuing operations	30.1	24.2
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and intangible amortization	20.5	20.8
Amortization of stock-based compensation	5.2	5.3
Provision for doubtful accounts	13.0	0.3
Deferred tax provision	1.4	(22.1)
Changes in certain assets and liabilities:
Accounts receivable	(52.1)	(13.9)
Contract assets	(13.4)	—
Inventories	(52.1)	(22.1)
Rotable assets and equipment on or available for short-term lease	6.6	(0.3)
Rotable assets supporting long-term programs	(26.7)	(28.4)
Accounts and trade notes payable	35.4	15.9
Accrued and other liabilities	(29.7)	(6.4)
Other	20.6	(8.1)
Net cash used in operating activities — continuing operations	(41.2)	(34.8)
Net cash provided from operating activities — discontinued operations	5.7	24.9
Net cash used in operating activities	(35.5)	(9.9)
Cash flows used in investing activities:
Property, plant and equipment expenditures	(8.0)	(13.6)
Payments for acquisitions	(2.3)	(22.9)
Proceeds from aircraft joint ventures	—	7.3
Other	1.3	0.7
Net cash used in investing activities — continuing operations	(9.0)	(28.5)
Net cash used in investing activities — discontinued operations	(0.4)	(4.3)
Net cash used in investing activities	(9.4)	(32.8)
Cash flows provided from financing activities:
Short-term borrowings, net	67.0	37.0
Repayments on long-term borrowings	(25.0)	—
Proceeds from long-term borrowings	—	24.8
Cash dividends	(5.3)	(5.2)
Purchase of treasury stock	—	(5.2)
Stock option exercises	8.2	9.1
Other	—	(0.2)
Net cash provided from financing activities — continuing operations	44.9	60.3
Net cash used in financing activities — discontinued operations	(0.7)	(0.8)
Net cash provided from financing activities	44.2	59.5
Effect of exchange rate changes on cash	(0.2)	—
Increase (Decrease) in cash and cash equivalents	(0.9)	16.8
Cash, cash equivalents, and restricted cash at beginning of period	41.6	10.3
Cash, cash equivalents, and restricted cash at end of period	$40.7	$27.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended November 30, 2018

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2018	$45.3	$470.5	$733.2	$(280.7)	$(32.0)	$936.3
Cumulative effect adjustment upon adoption of ASC 606 on June 1, 2018	—	—	(20.4)	—	—	(20.4)
Net income	—	—	22.1	—	—	22.1
Cash dividends	—	—	(5.3)	—	—	(5.3)
Stock option activity	—	1.6	—	3.8	—	5.4
Restricted stock activity	—	(1.3)	—	(0.6)	—	(1.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.6)	(0.6)
Balance, November 30, 2018	$45.3	$470.8	$729.6	$(277.5)	$(32.6)	$935.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of November 30, 2018, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-month periods ended November 30, 2018 and 2017, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2018 and 2017, and the Condensed Consolidated Statement of Changes in Equity for the six-month period ended November 30, 2018.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements Adopted

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires an employer to report the service cost component of net periodic pension benefit cost in the same line item as other compensation costs for those related employees.  Other components of net pension cost, including interest, expected return on plan assets, and actuarial gains and losses are to be presented outside of operating income.  We adopted this ASU on June 1, 2018, which resulted in $0.3 million and $0.6 million of pension income included in Other income (expense), net in the Condensed Consolidated Statement of Operations for the three- and six-month periods ended November 30, 2018, respectively.  The Condensed Consolidated Statement of Operations for the three- and six month periods ended November 30, 2017 were not restated as the non-service cost components of pension expense were not material to fiscal 2018.

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

November 30, 2018

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

Third, we have certain contracts under which we manufacture products with no alternative use as the customer owns the underlying intellectual property and we have an enforceable right to payment from the customer.  As a result, we now recognize revenue for these contracts over time as opposed to at the time of shipment, which was our policy prior to June 1, 2018.  The impact of this change as of June 1, 2018 resulted in the elimination of certain inventory amounts and the establishment of a contract asset reflecting the over time revenue recognition treatment.  For this change, we recognized an increase of $0.4 million to the opening balance of retained earnings as of June 1, 2018.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

The impact of the ASC 606 adoption on our Condensed Consolidated Balance Sheet as of November 30, 2018 and our Condensed Consolidated Statement of Operations for the three- and six-month periods ended November 30, 2018 was as follows:

	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Accounts receivable, net	$218.6	$46.8	$265.4
Contract assets	63.0	(63.0)	—
Inventories	495.0	20.1	515.1
Other current assets	33.0	0.6	33.6
Other non-current assets	85.8	21.5	107.3
Accrued liabilities	114.4	(5.0)	109.4
Deferred tax liabilities	10.5	6.6	17.1
Other liabilities and deferred income	95.0	5.6	100.6
Retained earnings	729.6	18.8	748.4

	Three Months Ended November 30, 2018
	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Sales	$493.3	$(0.4)	$492.9
Cost of sales	415.0	(1.5)	413.5
Gross profit	78.3	1.1	79.4
Provision for income taxes	3.0	0.3	3.3
Income from continuing operations	11.2	0.8	12.0

	Six Months Ended November 30, 2018
	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Sales	$959.6	$(5.2)	$954.4
Cost of sales	810.1	(3.1)	807.0
Gross profit	149.5	(2.1)	147.4
Provision for income taxes	5.3	(0.5)	4.8
Income from continuing operations	30.1	(1.6)	28.5

Excluding the ASC 606 adjustments from our reported results for the six-month period ended November 30, 2018, our Condensed Consolidated Statement of Cash Flows would include the changes of asset and liability accounts described above, with no impact on our net cash used in operating activities.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases.  This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, including those classified as operating leases under the current accounting guidance.  In addition, this ASU will require new qualitative and quantitative disclosures about the Company’s leasing activities.  This new standard will be effective for us beginning June 1, 2019 and is required to be adopted using a modified retrospective approach.   The new standard provides us an option to recognize the cumulative effect adjustment on retained earnings as of June 1, 2019 or as of the beginning of the earliest period presented.  We are in the preliminary phases of our assessment of this ASU and continue to gather information on our lease population and portfolio.  We are also considering the terms and conditions of our other arrangements that could meet the definition of a lease and designing and implementing new processes and controls, including information technology tools.  While this assessment continues, we have not yet selected a transition date nor have we determined the effect of this ASU on our consolidated financial statements.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Operating results for discontinued operations were comprised of the following:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Sales	$22.2	$29.1	$42.2	$70.4
Cost of sales	(25.4)	(27.4)	(47.7)	(65.8)
Asset impairments	—	(54.2)	—	(54.2)
Selling, general and administrative expenses	(2.3)	(3.4)	(4.8)	(7.0)
Loss from discontinued operations before provision for income tax benefit	(5.5)	(55.9)	(10.3)	(56.6)
Provision for income tax benefit	(1.3)	(20.1)	(2.3)	(20.4)
Loss from discontinued operations	$(4.2)	$(35.8)	$(8.0)	$(36.2)

The carrying amounts of the major classes of assets and liabilities for our discontinued operations are as follows:

	November 30,	May 31,
	2018	2018
Inventory, rotable assets, and equipment	$93.5	$106.1
Accounts receivable, net	13.1	14.7
Other assets	3.3	4.2
Assets of discontinued operations	$109.9	$125.0

Liabilities of discontinued operations	$24.6	$25.0

Note 3 — Revenue Recognition

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Our unit of accounting for revenue recognition is a performance obligation included in our customer contracts.  A performance obligation reflects the distinct good or service that we must transfer to a customer.  At contract inception, we evaluate if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations.  In some cases, our contract with the customer is considered one performance obligation as it includes factors such as whether the good or service being provided is significantly integrated with other promises in the contract, whether the service provided significantly modifies or customizes another good or service or whether the good or service is highly interdependent or interrelated.  If the contract has more than one performance obligation, the Company determines the standalone price of each distinct good or service underlying each performance obligation and allocates the transaction price based on their relative standalone selling prices.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Our performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to our customers.  The majority of our sales from products are recognized at a point in time upon transfer of control to the customer, which generally occurs upon shipment.  In connection with certain sales of products, we also provide logistics services, which include inventory management, replenishment, and other related services.  The price of such services is generally included in the price of the products delivered to the customer, and revenues are recognized upon delivery of the product, at which point, the customer has obtained control of the product.  We do not account for these services separate from the related product sales as the services are inputs required to fulfill part orders received from customers.

For our performance obligations that are satisfied over time, we measure progress in a manner that depicts the performance of transferring control to the customer. As such, we utilize the input method of cost-to-cost to recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer.  Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation.  We are required to make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the arrangement.  Key assumptions involved include future labor costs and efficiencies, overhead costs, and ultimate timing of product delivery.  Differences may occur between the judgments and estimates made by management and actual program results.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  These changes are primarily adjustments to the estimated profitability for our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

For the three-month period ended November 30, 2018, we recognized favorable cumulative catch-up adjustments of $3.1 million.  For the three-month period ended November 30, 2017, we recognized favorable and unfavorable adjustments of $1.0 million and $0.6 million, respectively.  When considering these adjustments on a net basis, we recognized net favorable adjustments of $3.1 million and $0.4 million in the three-month periods ended November 30, 2018 and 2017, respectively.

For the six-month period ended November 30, 2018, we recognized favorable and unfavorable cumulative catch-up adjustments of $3.8 million and $0.5 million, respectively.  For the six-month period ended November 30, 2017, we recognized favorable and unfavorable adjustments of $1.0 million and $0.6 million, respectively.  When considering these adjustments on a net basis, we recognized net favorable adjustments of $3.3 million and $0.4 million in the six-month periods ended November 30, 2018 and 2017, respectively.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

We have elected to use certain practical expedients permitted under ASC 606.  Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our Condensed Consolidated Statement of Operations, and are not considered a performance obligation to our customers.  Our reported sales on our Condensed Consolidated Statement of Operations are net of any sales or related non-income taxes.  We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

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

Net contract assets and liabilities are as follows:

	November 30, 2018	June 1, 2018	Change
Contract assets — current	$63.0	$49.6	$13.4
Contract assets — non-current	21.3	12.9	8.4
Contract liabilities — current	(9.3)	(9.4)	0.1
Contract liabilities — non-current	(68.3)	(33.0)	(35.3)
Net contract assets	$6.7	$20.1	$(13.4)

Contract assets — non-current is reported within Other non-current assets, Contract liabilities — current is reported within Accrued Liabilities, and Contract liabilities — non-current is reported within Other liabilities and deferred income on our Condensed Consolidated Balance Sheet.  Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.  For the three- and six-month periods ended November 30, 2018, we recognized revenue of $76.4 million and $156.5 million that was previously included in the beginning balance of contract liabilities.

In the three-month period ended November 30, 2018, we recognized a provision for doubtful accounts of $12.4 million related to the bankruptcy of a European airline customer.  The provision included impairment of non-current contract assets of $7.6 million, allowance for doubtful accounts of $3.3 million, and other liabilities of $1.5 million.

Remaining Performance Obligations

As of November 30, 2018, we had approximately $1.3 billion of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts.  We expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months with the majority of the remainder recognized over the next three years.  The amount of remaining performance obligations that is expected to be recognized as revenue beyond 12 months primarily relates to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Sales across the major customer markets for each of our operating segments for the three- and six-month periods ended November 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Aviation Services:
Commercial	$325.5	$303.4	$632.2	$600.2
Government and defense	137.4	88.3	269.1	162.8
	$462.9	$391.7	$901.3	$763.0

Expeditionary Services:
Commercial	$8.0	$9.2	$16.5	$17.5
Government and defense	22.4	19.7	41.8	38.0
	$30.4	$28.9	$58.3	$55.5

Sales by geographic region for the three- and six month periods ended November 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Aviation Services:
North America	$331.7	$268.0	$651.2	$525.5
Europe/Africa	83.5	86.6	164.5	155.2
Other	47.7	37.1	85.6	82.3
	$462.9	$391.7	$901.3	$763.0

Expeditionary Services:
North America	$29.2	$27.0	$54.9	$51.7
Europe/Africa	1.0	1.9	2.7	3.7
Other	0.2	—	0.7	0.1
	$30.4	$28.9	$58.3	$55.5

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

Expense charged to operations for restricted stock during the three-month periods ended November 30, 2018 and 2017 was $0.2 million and $1.5 million, respectively, and $3.0 million and $2.9 million during the six-month periods ended November 30, 2018 and 2017, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Stock Options

In the three-month period ended August 31, 2018, as part of our annual long-term stock incentive compensation, we granted 290,340 stock options to eligible employees at an exercise price per share of $48.09 and weighted average fair value of $13.67.

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2018 and 2017 was $11.9 million and $6.5 million, respectively.   Expense charged to operations for stock options during the three-month periods ended November 30, 2018 and 2017 was $1.0 million and $1.3 million, respectively, and during the six-month periods ended November 30, 2018 and 2017 was $2.2 million and $2.4 million, respectively.

Note 5 — Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2018	2018
Aircraft and engine parts, components and finished goods	$437.5	$383.5
Raw materials and parts	43.4	45.1
Work-in-process	14.1	32.1
	$495.0	$460.7

Note 6 — Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2018	2017
Interest paid	$4.3	$3.0
Income taxes paid	3.0	14.8
Income tax refunds received	—	0.1

Note 7 — Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”).  Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million.  The term of the Purchase Agreement runs through February 22, 2019; however, the Purchase Agreement may also be terminated earlier under certain circumstances.  The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser.  We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheet.

During the six-month period ended November 30, 2018, we sold $351.0 million of receivables under the Purchase Agreement and remitted $327.5 million to the Purchaser on their behalf.  During fiscal 2018, we sold $239.6 million of receivables under the Purchase Agreement and remitted $167.9 million to the Purchaser on their behalf.  As of November 30, 2018 and May 31, 2018, we had collected cash of $15.0 million and $10.5 million, respectively, which was not yet remitted to the Purchaser and was classified as Restricted cash on our Condensed Consolidated Balance Sheet.  During the three- and six-month periods ended November 30, 2018, we incurred discounts on the sale of our receivables of $0.6 million and $1.0 million, respectively, which were recognized as an expense in Other income, net on our Condensed Consolidated Statements of Operations.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 8 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2018	2018
Revolving Credit Facility expiring November 1, 2021 with interest payable monthly	$197.0	$130.0
Term loan due November 1, 2021 with interest payable monthly	23.3	23.9
Industrial revenue bond due August 1, 2018	—	25.0
Total debt	220.3	178.9
Debt issuance costs, net	(1.4)	(1.7)
Long-term debt	$218.9	$177.2

At November 30, 2018, our variable rate debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility.  At November 30, 2018, we were in compliance with the financial and other covenants in our financing agreements.

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

November 30, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Basic and Diluted EPS:
Income from continuing operations	$11.2	$13.2	$30.1	$24.2
Less income attributable to participating shares	(0.1)	(0.1)	(0.1)	(0.1)
Income from continuing operations attributable to common shareholders	11.1	13.1	30.0	24.1
Loss from discontinued operations attributable to common shareholders	(4.2)	(35.8)	(8.0)	(36.2)
Net income (loss) attributable to common shareholders for earnings per share	$6.9	$(22.7)	$22.0	$(12.1)

Weighted Average Shares:
Weighted average common shares outstanding — basic	34.6	34.0	34.6	34.1
Additional shares from the assumed exercise of stock options	0.4	0.5	0.5	0.4
Weighted average common shares outstanding — diluted	35.0	34.5	35.1	34.5

Earnings (Loss) per share — basic:
Earnings from continuing operations	$0.32	$0.39	$0.87	$0.71
Loss from discontinued operations	(0.12)	(1.05)	(0.23)	(1.06)
Earnings (Loss) per share — basic and diluted	$0.20	$(0.66)	$0.64	$(0.35)

Earnings (Loss) per share — diluted:
Earnings from continuing operations	$0.32	$0.38	$0.85	$0.70
Loss from discontinued operations	(0.12)	(1.04)	(0.23)	(1.05)
Earnings (Loss) per share — basic and diluted	$0.20	$(0.66)	$0.62	$(0.35)

The potential dilutive effect of 290,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding — diluted for both the three- and six-month periods ended November 30, 2018 as the shares would have been anti-dilutive.  At November 30, 2017, the average market price of our common shares was in excess of the exercise prices of all of our outstanding options.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and six-month periods ended November 30, 2018 and 2017 were as follows:

	Currency Translation Adjustments	Pension Plans	Total
Balance at September 1, 2018	$(0.2)	$(32.0)	$(32.2)
Other comprehensive loss before reclassifications	(0.6)	—	(0.6)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(0.6)	0.2	(0.4)
Balance at November 30, 2018	$(0.8)	$(31.8)	$(32.6)

Balance at September 1, 2017	$(1.1)	$(37.9)	$(39.0)
Other comprehensive income before reclassifications	1.9	—	1.9
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	1.9	0.3	2.2
Balance at November 30, 2017	$0.8	$(37.6)	$(36.8)

	Currency Translation Adjustments	Pension Plans	Total
Balance at June 1, 2018	$0.3	$(32.3)	$(32.0)
Other comprehensive loss before reclassifications	(1.1)	—	(1.1)
Amounts reclassified from AOCL	—	0.5	0.5
Total other comprehensive income (loss)	(1.1)	0.5	(0.6)
Balance at November 30, 2018	$(0.8)	$(31.8)	$(32.6)

Balance at June 1, 2017	$(1.7)	$(38.2)	$(39.9)
Other comprehensive income before reclassifications	2.5	—	2.5
Amounts reclassified from AOCL	—	0.6	0.6
Total other comprehensive income	2.5	0.6	3.1
Balance at November 30, 2018	$0.8	$(37.6)	$(36.8)

Note 11 — Acquisitions

On September 19, 2017, we acquired the outstanding shares of two MRO facilities in Canada owned by Premier Aviation for approximately $24.8 million.  The purchase price includes $22.9 million paid at closing with the remaining deferred consideration paid in September 2018.  This business is included in our Aviation Services segment.  The fair value of assets acquired and liabilities assumed is as follows:

Current assets	$4.4
Property and equipment	15.1
Intangible assets, including goodwill	14.6
Accounts payable and accrued liabilities	(9.3)
$24.8

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2018

(Unaudited)

(Dollars in millions, except per share amounts)

Selected financial information for each segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Sales:
Aviation Services	$462.9	$391.7	$901.3	$763.0
Expeditionary Services	30.4	28.9	58.3	55.5
	$493.3	$420.6	$959.6	$818.5

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Gross profit:
Aviation Services	$74.9	$66.0	$142.0	$123.8
Expeditionary Services	3.4	4.7	7.5	8.5
	$78.3	$70.7	$149.5	$132.3

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Segment gross profit	$78.3	$70.7	$149.5	$132.3
Selling, general and administrative	(49.1)	(48.8)	(97.3)	(93.1)
Provision for doubtful accounts	(12.4)	(0.1)	(13.0)	(0.3)
Other income (expense), net	(0.2)	—	0.2	—
Interest expense	(2.5)	(1.9)	(4.6)	(3.6)
Interest income	0.1	0.1	0.6	0.1
Income from continuing operations before provision for income taxes	$14.2	$20.0	$35.4	$35.4

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

Fiscal 2019

For fiscal 2019, we continue to see strength in our Aviation Services segment given its leadership positions in value-added services to both commercial and government and defense customers.  Long-term aftermarket growth trends are favorable and our comprehensive suite of integrated services will continue to drive growth across our diverse base of customers.

We remain in a strong financial position to further execute on our strategy in fiscal 2019.  Both our commercial and government businesses are executing on our many contract wins and are delivering growth in fiscal 2019.  Our cash on hand plus unused capacities on our Revolving Credit Facility and accounts receivable financing program was $380 million at November 30, 2018.  We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.  We continue to have the flexibility in our balance sheet to invest in our growth.

Results of Operations

Sales and gross profit for our two business segments for the three- and six-months ended November 30, 2018 and 2017 were as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
	2018	2017	% Change	2018	2017	% Change
Sales:
Aviation Services Commercial	$325.5	$303.4	7.3%	$632.2	$600.2	5.3%
Government and defense	137.4	88.3	55.6%	269.1	162.8	65.3%
	$462.9	$391.7	18.2%	$901.3	$763.0	18.1%

Expeditionary ServicesCommercial	$8.0	$9.2	(13.0)%	$16.5	$17.5	(5.7)%
Government and defense	22.4	19.7	13.7%	41.8	38.0	10.0%
	$30.4	$28.9	5.2%	$58.3	$55.5	5.0%

	Three Months Ended November 30,			Six Months Ended November 30,
	2018	2017	% Change	2018	2017	% Change
Gross Profit:
Aviation Services Commercial	$46.5	$49.4	(5.9)%	$89.3	$93.6	(4.6)%
Government and defense	28.4	16.6	71.1%	52.7	30.2	74.5%
	$74.9	$66.0	13.5%	$142.0	$123.8	14.7%
Expeditionary Services Commercial	$0.5	$2.0	(75.0)%	$1.5	$4.5	(66.7)%
Government and defense	2.9	2.7	7.4%	6.0	4.0	50.0%
	$3.4	$4.7	(27.7)%	$7.5	$8.5	(11.8)%

Three Month Period Ended November 30, 2018

Aviation Services Segment

Sales in the Aviation Services segment increased $71.2 million or 18.2% over the prior year period due to a $49.1 million or 55.6% increase in sales to government and defense customers.  The increase in sales to government and defense customers was primarily attributable to the INL/A WASS program, which achieved full operational capability in June 2018.

During the second quarter of fiscal 2019, sales in this segment to commercial customers increased $22.1 million or 7.3% over the prior year period.  The increase was primarily due to increased demand in our supply chain activities.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  For the second quarter of fiscal 2019, we recognized favorable cumulative catch-up adjustments of $3.1 million compared to favorable and unfavorable adjustments of $1.0 million and $0.6 million, respectively, in the prior year period.  When considering these adjustments on a net basis, we recognized favorable adjustments of $3.1 million and $0.4 million for the second quarter of fiscal 2019 and 2018, respectively.  These adjustments relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Cost of sales in Aviation Services increased $62.3 million or 19.1% over the prior year period, which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $8.9 million or 13.5% over the prior year period.  Gross profit on sales to government and defense customers increased $11.8 million or 71.1% over the prior year primarily driven by the start of the INL/A WASS program.  Gross profit margin on sales to government and defense customers increased to 20.7% from 18.8% primarily as a result of the mix of products and services sold.

Gross profit on sales to commercial customers decreased $2.9 million or 5.9% from the prior year period primarily due to the lower volume in our MRO activities.  The gross profit margin on sales to commercial customers decreased from 16.3% to 14.3% reflecting the impact of these lower volumes.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $1.5 million or 5.2% over the prior year period primarily due to stronger demand for our mobility products.

Gross profit in the Expeditionary Services segment decreased $1.3 million or 27.7% from the prior period and gross profit margin decreased to 11.2% from 16.3% primarily as a result of the mix of products sold.

Provision for Doubtful Accounts

In the three-month period ended November 30, 2018, we recognized a provision for doubtful accounts of $12.4 million related to the bankruptcy of a European airline customer.  The provision included impairment of non-current contract assets of $7.6 million, allowance for doubtful accounts of $3.3 million, and other liabilities of $1.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.3 million over the prior year period.  As a percent of sales, selling, general and administrative expenses decreased to 10.0% from 11.6% in the prior year period reflecting improved leverage of our existing cost structure to support the sales growth.

Interest Expense

Interest expense increased $0.6 million over the prior year period primarily as a result of higher borrowings and higher interest rates on our Revolving Credit Facility.

Income Taxes

Our effective income tax rate for continuing operations was 21.1% in the second quarter of fiscal 2019 compared to 34.0% in the prior year period primarily due to the Tax Cuts and Jobs Act (the “Tax Reform Act”), which significantly reduced the corporate federal income tax rate to 21% from 35%.

Six Month Period Ended November 30, 2018

Aviation Services Segment

Sales in the Aviation Services segment increased $138.3 million or 18.1% over the prior year period due to a $106.3 million or 65.3% increase in sales to government and defense customers.  The increase in sales to government and defense customers was primarily attributable to the INL/A WASS program, which achieved full operational capability in June 2018.  Sales in this segment to commercial customers increased $32.0 million or 5.3% over the prior year period primarily due to increased demand in our supply chain activities.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  For the six-month period ended November 30, 2018, we recognized favorable and unfavorable cumulative catch-up adjustments of $3.8 million and $0.5 million, respectively, compared to favorable and unfavorable adjustments of $1.0 million and $0.6 million, respectively, in the prior year period.  When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $3.3 million and $0.4 million for the six-month periods ended November 30, 2018 and 2017, respectively.  These adjustments relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Cost of sales in Aviation Services increased $120.1 million or 18.8% over the prior year period, which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $18.2 million or 14.7% over the prior year period.  Gross profit on sales to government and defense customers increased $22.5 million or 74.5% over the prior year primarily driven by the start of the INL/A WASS program.  Gross profit margin on sales to government and defense customers increased to 19.6% from 18.6% primarily as a result of the mix of products and services sold.

Gross profit on sales to commercial customers decreased $4.3 million or 4.6% from the prior year period primarily due to the lower volume in our MRO activities.  The gross profit margin on sales to commercial customers decreased from 15.6% to 14.1% reflecting the impact of these lower volumes.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $2.8 million or 5.0% over the prior year period primarily due to stronger demand for our mobility products.

Gross profit in the Expeditionary Services segment decreased $1.0 million or 11.8% from the prior period and gross profit margin decreased to 12.9% from 15.3% primarily as a result of the mix of products sold.

Provision for Doubtful Accounts

In the six-month period ended November 30, 2018, we recognized a provision for doubtful accounts of $12.4 million related to the bankruptcy of a European airline customer.  The provision included impairment of non-current contract assets of $7.6 million, allowance for doubtful accounts of $3.3 million, and other liabilities of $1.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.2 million over the prior year period.  As a percent of sales, selling, general and administrative expenses decreased to 10.1% from 11.4% in the prior year period reflecting improved leverage of our existing cost structure to support the sales growth.

Interest Expense

Interest expense increased $1.0 million in fiscal 2019 over the prior year period primarily as a result of higher borrowings and higher interest rates on our Revolving Credit Facility.

Income Taxes

Our effective income tax rate for continuing operations was 15.0% for the six-month period ended November 30, 2018 compared to 31.6% in the prior year period.  The effective tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”), which significantly reduced the corporate federal income tax rate to 21% from 35%.  Higher excess tax benefits from the vesting of restricted shares and stock options exercises in fiscal 2019 compared to the prior year period also contributed to the lower effective tax rate in fiscal 2019.  We recognized $2.7 million of excess tax benefits as a reduction to income tax expense during fiscal 2019 compared to $1.6 million in the prior year period.

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

At November 30, 2018, our liquidity and capital resources included cash of $25.7 million and working capital of $696.5 million.

We maintain a Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders, which provides the Company an aggregate revolving credit commitment amount of $500 million and matures November 1, 2021.  The Company, under certain circumstances, has the ability to request an increase to the revolving credit commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at November 30, 2018 were $197.0 million and there were approximately $15.2 million of outstanding letters of credit, which reduced the availability of this facility to $287.8 million. There are no other terms or covenants limiting the availability of this facility. We also had $9.6 million available under foreign lines of credit at November 30, 2018.

At November 30, 2018, we complied with all financial and other covenants under our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $41.2 million in the six-month period ended November 30, 2018 compared to cash used of $34.8 million in the prior year period.  The increase from the prior period of $6.4 million was primarily attributable to higher inventory investments in the current year and increased accounts receivable primarily attributable to the INL/A WASS program, which achieved full operational capability in June 2018.  These increases were partially offset by other working capital changes, including vendor invoice payment timing.

Cash Flows from Investing Activities

Net cash used in investing activities—continuing operations was $9.0 million during the six-month period ended November 30, 2018 compared to $28.5 million in the prior year period.  In fiscal 2018, we acquired the outstanding shares of two MRO facilities in Quebec and Ontario, Canada owned by Premier Aviation for approximately $24.8 million, which included $22.9 million paid at closing.

Cash Flows from Financing Activities

Net cash provided from financing activities—continuing operations was $44.9 million during the six-month period ended November 30, 2018 compared to $60.3 million in the prior year period.  The additional cash provided in the prior year was primarily attributable to proceeds from a new term loan of $24.8 million to finance the acquisition of the two Canadian MRO facilities previously discussed.

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

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended November 30, 2018.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2018.  There were no significant changes during the quarter ended November 30, 2018.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2018, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

Effective June 1, 2018, we adopted the new revenue standard under ASC 606 using the modified retrospective method of adoption.  We have implemented certain changes to our internal controls over financial reporting to support the reporting and disclosure requirements of the new revenue standard.  There were no other changes in our internal control over financial reporting during the second quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2018.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description	Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated December 19, 2018 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated December 19, 2018 of Michael D. Milligan, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated December 19, 2018 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated December 19, 2018 of Michael D. Milligan, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2018 and May 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2018 and 2017, (iv)  Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2018 and 2017, (v) Condensed Consolidated Statement of Changes in Equity for the six months ended November 30, 2018 and (vi) Notes to Condensed Consolidated Financial Statements.**

**          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	December 19, 2018	/s/ MICHAEL D. MILLIGAN
Michael D. Milligan
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)