Form 10-Q
period 2019-02-28
AAR CORP
filed 2019-03-20
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 28, 2019 there were 35,066,569 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2019

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2019 and May 31, 2018

(In millions, except share data)

ASSETS

	February 28,	May 31,
	2019	2018
	(Unaudited)

Current assets:
Cash and cash equivalents	$28.9	$31.1
Restricted cash	21.5	10.5
Accounts receivable, less allowances of $15.0 and $7.5, respectively	237.6	202.0
Contract assets	54.9	—
Inventories	514.7	460.7
Rotable assets and equipment on or available for short-term lease	68.3	87.2
Assets of discontinued operations	28.2	125.0
Other current assets	39.3	26.2
Total current assets	993.4	942.7

Property, plant and equipment, net of accumulated depreciation of $226.4 and $214.4, respectively	134.4	133.2

Other assets:
Goodwill	117.4	118.7
Intangible assets, net of accumulated amortization of $30.7 and $33.3, respectively	24.4	27.8
Rotable assets supporting long-term programs	209.4	183.4
Other non-current assets	67.5	118.9
	418.7	448.8
	$1,546.5	$1,524.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2019 and May 31, 2018

(In millions, except share data)

LIABILITIES AND EQUITY

	February 28,	May 31,
	2019	2018
	(Unaudited)

Current liabilities:
Accounts and trade notes payable	$218.6	$170.0
Accrued liabilities	115.0	138.3
Liabilities of discontinued operations	26.0	25.0
Total current liabilities	359.6	333.3

Long-term debt	177.2	177.2
Deferred revenue on long-term contracts	89.0	35.8
Deferred tax liabilities	—	15.7
Other liabilities	21.3	26.4
	287.5	255.1

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	474.8	470.5
Retained earnings	689.6	733.2
Treasury stock, 10,234,217 and 10,585,165 shares at cost, respectively	(278.5)	(280.7)
Accumulated other comprehensive loss	(31.8)	(32.0)
Total equity	899.4	936.3
	$1,546.5	$1,524.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 28, 2019 and 2018

(Unaudited)

(In millions, except share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Sales:
Sales from products	$292.4	$275.1	$814.5	$764.8
Sales from services	237.1	181.2	674.6	510.0
	529.5	456.3	1,489.1	1,274.8
Cost and operating expenses:
Cost of products	239.0	224.0	665.5	620.3
Cost of services	205.2	154.7	588.8	444.6
Provision for doubtful accounts	0.7	0.1	13.7	0.4
Selling, general and administrative	54.8	53.3	152.1	146.3
	499.7	432.1	1,420.1	1,211.6
Operating income	29.8	24.2	69.0	63.2
Other expense, net	(0.6)	(0.5)	(0.4)	(0.5)
Interest expense	(2.6)	(2.2)	(7.2)	(5.8)
Interest income	0.2	—	0.8	0.1
Income from continuing operations before provision for income taxes	26.8	21.5	62.2	57.0
Provision for income taxes (benefit)	(0.6)	(9.8)	4.7	1.4
Income from continuing operations	27.4	31.3	57.5	55.6
Loss from discontinued operations, net of tax	(64.8)	(15.8)	(72.8)	(52.0)
Net income (loss)	$(37.4)	$15.5	$(15.3)	$3.6

Earnings (Loss) per share — basic:
Earnings from continuing operations	$0.79	$0.91	$1.66	$1.62
Loss from discontinued operations	(1.87)	(0.46)	(2.11)	(1.52)
Earnings (Loss) per share — basic	$(1.08)	$0.45	$(0.45)	$0.10

Earnings (Loss) per share — diluted:
Earnings from continuing operations	$0.78	$0.90	$1.63	$1.60
Loss from discontinued operations	(1.86)	(0.46)	(2.08)	(1.52)
Earnings (Loss) per share — diluted	$(1.08)	$0.44	$(0.45)	$0.08

Cash dividends declared per common share	$0.075	$0.075	$0.225	$0.225

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended February 28, 2019 and 2018

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Net income (loss)	$(37.4)	$15.5	$(15.3)	$3.6
Other comprehensive income, net of tax expense (benefit):
Currency translation adjustments	0.5	0.9	(0.6)	3.4
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0.1 for the three months ended February 28, 2019 and 2018, respectively, and $0.2 and $0.4 for the nine months ended February 28, 2019 and 2018, respectively	0.3	0.3	0.8	0.9
Other comprehensive income, net of tax	0.8	1.2	0.2	4.3
Comprehensive income (loss)	$(36.6)	$16.7	$(15.1)	$7.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2019 and 2018

(Unaudited)

(In millions)

	Nine Months Ended
	February 28,
	2019	2018
Cash flows provided from operating activities:
Net income (loss)	$(15.3)	$3.6
Less: Loss from discontinued operations	72.8	52.0
Income from continuing operations	57.5	55.6
Adjustments to reconcile income from continuing operations to net cash provided from operating activities:
Depreciation and intangible amortization	31.3	31.4
Amortization of stock-based compensation	8.8	8.7
Provision for doubtful accounts	13.7	0.4
Deferred tax provision	(10.2)	(24.1)
Changes in certain assets and liabilities:
Accounts receivable	(73.3)	34.8
Contract assets	(5.2)	—
Inventories	(71.8)	(36.7)
Rotable assets and equipment on or available for short-term lease	18.6	2.5
Rotable assets supporting long-term programs	(38.2)	(35.7)
Accounts and trade notes payable	47.7	8.5
Accrued and other liabilities	2.8	(12.0)
Other	34.7	(17.8)
Net cash provided from operating activities — continuing operations	16.4	15.6
Net cash provided from operating activities — discontinued operations	8.1	17.3
Net cash provided from operating activities	24.5	32.9
Cash flows used in investing activities:
Property, plant and equipment expenditures	(12.3)	(18.4)
Payments for acquisitions	(2.3)	(22.9)
Proceeds from aircraft joint ventures	—	7.3
Other	1.3	1.7
Net cash used in investing activities — continuing operations	(13.3)	(32.3)
Net cash used in investing activities — discontinued operations	(0.5)	(4.7)
Net cash used in investing activities	(13.8)	(37.0)
Cash flows provided from financing activities:
Short-term borrowings, net	25.0	16.0
Repayments on long-term borrowings	(25.0)	—
Proceeds from long-term borrowings	—	24.8
Cash dividends	(7.9)	(7.7)
Purchase of treasury stock	(0.8)	(13.1)
Stock option exercises	8.3	10.0
Other	—	(0.3)
Net cash provided from (used in) financing activities — continuing operations	(0.4)	29.7
Net cash used in financing activities — discontinued operations	(1.4)	(1.3)
Net cash provided from (used in) financing activities	(1.8)	28.4
Effect of exchange rate changes on cash	(0.1)	—
Increase in cash and cash equivalents	8.8	24.3
Cash, cash equivalents, and restricted cash at beginning of period	41.6	10.3
Cash, cash equivalents, and restricted cash at end of period	$50.4	$34.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended February 28, 2019 and 2018

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2018	$45.3	$470.5	$733.2	$(280.7)	$(32.0)	$936.3
Cumulative effect adjustment upon adoption of ASC 606 on June 1, 2018	—	—	(20.4)	—	—	(20.4)
Net income	—	—	15.1	—	—	15.1
Cash dividends	—	—	(2.7)	—	—	(2.7)
Stock option activity	—	0.7	—	2.2	—	2.9
Restricted stock activity	—	(1.4)	—	(0.5)	—	(1.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Balance, August 31, 2018	45.3	469.8	725.2	(279.0)	(32.2)	929.1
Net income	—	—	7.0	—	—	7.0
Cash dividends	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	0.9	—	1.6	—	2.5
Restricted stock activity	—	0.1	—	(0.1)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(0.4)	(0.4)
Balance, November 30, 2018	45.3	470.8	729.6	(277.5)	(32.6)	935.6
Net loss	—	—	(37.4)	—	—	(37.4)
Cash dividends	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	1.0	—	—	—	1.0
Restricted stock activity	—	3.0	—	(0.2)	—	2.8
Repurchase of shares	—	—	—	(0.8)	—	(0.8)
Other comprehensive income, net of tax	—	—	—	—	0.8	0.8
Balance, February 28, 2019	$45.3	$474.8	$689.6	$(278.5)	$(31.8)	$899.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended February 28, 2019 and 2018

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2017	$45.2	$460.8	$727.9	$(279.8)	$(39.9)	$914.2
Net income	—	—	10.6	—	—	10.6
Cash dividends	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	(0.6)	—	6.6	—	6.0
Restricted stock activity	0.1	0.1	—	0.6	—	0.8
Repurchase of shares	—	—	—	(5.2)	—	(5.2)
Other comprehensive income, net of tax	—	—	—	—	0.9	0.9
Balance, August 31, 2017	45.3	460.3	735.9	(277.8)	(39.0)	924.7
Net loss	—	—	(22.5)	—	—	(22.5)
Cash dividends	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	0.7	—	2.6	—	3.3
Restricted stock activity	—	1.3	—	0.2	—	1.5
Other comprehensive income, net of tax	—	—	—	—	2.2	2.2
Balance, November 30, 2017	45.3	462.3	710.8	(275.0)	(36.8)	906.6
Net income	—	—	15.5	—	—	15.5
Cash dividends	—	—	(2.5)	—	—	(2.5)
Stock option activity	—	(0.2)	—	0.3	—	0.1
Restricted stock activity	—	2.0	—	0.2	—	2.2
Repurchase of shares	—	—	—	(7.9)	—	(7.9)
Other comprehensive income, net of tax	—	—	—	—	1.2	1.2
Balance, February 28, 2018	$45.3	$464.1	$723.8	$(282.4)	$(35.6)	$915.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of AAR CORP. and its subsidiaries as of February 28, 2019, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended February 28, 2019 and 2018, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2019 and 2018, and the Condensed Consolidated Statement of Changes in Equity for the three- and nine-month periods ended February 28, 2019 and 2018.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements Adopted

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires an employer to report the service cost component of net periodic pension benefit cost in the same line item as other compensation costs for those related employees.  Other components of net pension cost, including interest, expected return on plan assets, and actuarial gains and losses are to be presented outside of operating income.  We adopted this ASU on June 1, 2018, which resulted in $0.1 million and $0.7 million of pension income included in Other expense, net in the Condensed Consolidated Statement of Operations for the three- and nine-month periods ended February 28, 2019, respectively.  The Condensed Consolidated Statement of Operations for the three- and nine month periods ended February 28, 2018 were not restated as the non-service cost components of pension expense were not material to fiscal 2018.

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

February 28, 2019

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

February 28, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

The impact of the ASC 606 adoption on our Condensed Consolidated Financial Statements as of February 28, 2019 and for the three- and nine-month periods ended February 28, 2019 were as follows:

	As of February 28, 2019
	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Accounts receivable, net	$237.6	$39.5	$277.1
Contract assets	54.9	(54.9)	—
Inventories	514.7	21.4	536.1
Other current assets	39.3	0.2	39.5
Other non-current assets	67.5	24.1	91.6
Accrued liabilities	115.0	(3.1)	111.9
Deferred tax liabilities	—	6.6	6.6
Deferred revenue on long-term contracts	89.0	7.4	96.4
Retained earnings	689.6	19.4	709.0

	Three Months Ended February 28, 2019
	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Sales	$529.5	$0.1	$529.6
Cost of sales	444.2	(1.0)	443.2
Gross profit	85.3	1.1	86.4
Provision for income taxes (benefit)	(0.6)	0.2	(0.4)
Income from continuing operations	27.4	0.9	28.3

	Nine Months Ended February 28, 2019
	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Sales	$1,489.1	$(5.3)	$1,483.8
Cost of sales	1,254.3	(4.1)	1,250.2
Gross profit	234.8	(1.2)	233.6
Provision for income taxes	4.7	(0.3)	4.4
Income from continuing operations	57.5	(0.9)	56.6

	Nine Months Ended February 28, 2019
	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Cash flows provided from operating activities:
Net loss	$(15.3)	$(0.9)	$(16.2)
Income from continuing operations	57.5	(0.9)	56.6
Accounts receivable	(73.3)	(8.1)	(81.4)
Contract assets	(5.2)	5.2	—
Inventories	(71.8)	(4.1)	(75.9)
Accrued and other liabilities	2.8	6.0	8.8
Other	34.7	1.9	36.6

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases.  This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize a right-of-use asset and lease liability on the balance sheet for most lease arrangements, including those classified as operating leases under the current accounting guidance.  In addition, this ASU will require new qualitative and quantitative disclosures about our leasing activities.  This new standard will be effective for us beginning June 1, 2019 and is required to be adopted using a modified retrospective approach.   The new standard provides us an option to recognize the cumulative effect adjustment on retained earnings as of June 1, 2019 or as of the beginning of the earliest period presented.

We continue to evaluate this ASU and gather information on our lease population and portfolio.  We are also considering the terms and conditions of our other arrangements that could meet the definition of a lease and designing and implementing new processes and controls, including information technology tools.  We will adopt this ASU effective June 1, 2019 and apply it prospectively.  We have made substantial progress on our implementation plan and expect to have an estimate of the impact of the ASU on our financial position during the fourth quarter of fiscal 2019.  We do not anticipate that adoption of the ASU will have a significant impact on our results of operations or cash flows.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”).  We continue to evaluate the impact of this ASU on our consolidated financial statements and expect to adopt this ASU on June 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.  This ASU requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. This ASU also requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast of the collectability of the related financial asset.  We continue to evaluate the impact of this ASU on our consolidated financial statements and expect to adopt this ASU on June 1, 2020.

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

Our COCO business completed certain contracts in the second quarter of fiscal 2018.  As the aircraft supporting these contracts were not placed on new contracts, combined with the continued decline in operational tempo within the U.S. Department of Defense and an excess supply of aircraft assets in the market, we determined there was an impairment triggering event and tested the recoverability of our COCO assets.  As a result, we recognized impairment and other charges of $54.2 million in the second quarter of fiscal 2018. The fair value of the aircraft and related assets was based on available market data for similar assets.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

On March 15, 2019, we signed a definitive agreement to sell certain contracts and assets of our COCO business.  We expect the sale to close before the end of calendar 2019.  In conjunction with this definitive agreement and other expected asset sales, we recognized an impairment charge in discontinued operations of $74.1 million during the third quarter of fiscal 2019 reflecting the expected net proceeds to be received upon the completion of the sale transactions.

No amounts for general corporate overhead or interest expense were allocated to discontinued operations during the periods presented.  Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

Operating results for discontinued operations were comprised of the following:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Sales	$26.6	$8.8	$68.8	$79.2
Cost of sales	(31.3)	(15.8)	(79.0)	(81.6)
Asset impairments	(74.1)	(11.0)	(74.1)	(65.2)
Selling, general and administrative expenses	(2.7)	(2.6)	(7.5)	(9.6)
Loss from discontinued operations before provision for income tax benefit	(81.5)	(20.6)	(91.8)	(77.2)
Provision for income tax benefit	(16.7)	(4.8)	(19.0)	(25.2)
Loss from discontinued operations	$(64.8)	$(15.8)	$(72.8)	$(52.0)

The carrying amounts of the major classes of assets and liabilities for our discontinued operations are as follows:

	February 28,	May 31,
	2019	2018
Inventory, rotable assets, and equipment	$13.7	$106.1
Accounts receivable, net	11.8	14.7
Other assets	2.7	4.2
Assets of discontinued operations	$28.2	$125.0

Liabilities of discontinued operations	$26.0	$25.0

Note 3 — Revenue Recognition

Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer.

Our unit of accounting for revenue recognition is a performance obligation included in our customer contracts.  A performance obligation reflects the distinct good or service that we must transfer to a customer.  At contract inception, we evaluate if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations.  In some cases, our contract with the customer is considered one performance obligation as it includes factors such as whether the good or service being provided is significantly integrated with other promises in the contract, whether the service provided significantly modifies or customizes another good or service or whether the good or service is highly interdependent or interrelated.  If the contract has more than one performance obligation, we determine the standalone price of each distinct good or service underlying each performance obligation and allocates the transaction price based on their relative standalone selling prices.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

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

For the three-month period ended February 28, 2019, we recognized favorable adjustments of $0.8 million.  For the three-month period ended February 28, 2018, we recognized favorable and unfavorable adjustments of $8.3 million and $6.5 million, respectively.  When considering these adjustments on a net basis, we recognized net favorable adjustments of $0.8 million and $1.8 million in the three-month periods ended February 28, 2019 and 2018, respectively.

For the nine-month period ended February 28, 2019, we recognized favorable and unfavorable cumulative catch-up adjustments of $4.6 million and $0.5 million, respectively.  For the nine-month period ended February 28, 2018, we recognized favorable and unfavorable adjustments of $9.3 million and $7.1 million, respectively.  When considering these adjustments on a net basis, we recognized net favorable adjustments of $4.1 million and $2.2 million in the nine-month periods ended February 28, 2019 and 2018, respectively.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

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

Net contract assets and liabilities are as follows:

	February 28, 2019	June 1, 2018	Change
Contract assets — current	$54.9	$49.6	$5.3
Contract assets — non-current	15.7	12.9	2.8
Contract liabilities — current	(8.3)	(9.4)	1.1
Contract liabilities — non-current	(89.0)	(35.8)	(53.2)
Net contract assets (liabilities)	$(26.7)	$17.3	$(44.0)

Contract assets — non-current is reported within Other non-current assets, and Contract liabilities — current is reported within Accrued Liabilities on our Condensed Consolidated Balance Sheet.  Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.  For the nine-month period ended February 28, 2019, we recognized as revenue the entire opening balance of our contract liabilities as the timing between customer payment and our performance of the services is a short period of time and generally no longer than three months.

In the three-month period ended November 30, 2018, we recognized a provision for doubtful accounts of $12.4 million related to the bankruptcy of a European airline customer.  The provision consisted of impairment of non-current contract assets of $7.6 million, allowance for doubtful accounts of $3.3 million, and other liabilities of $1.5 million.

Remaining Performance Obligations

As of February 28, 2019, we had approximately $1.2 billion of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts.  We expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months, with the majority of the remaining balance recognized over the next three years.  The amount of remaining performance obligations that is expected to be recognized as revenue beyond 12 months primarily relates to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Sales across the major customer markets for each of our operating segments for the three- and nine-month periods ended February 28, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Aviation Services:
Commercial	$350.8	$340.2	$983.0	$940.4
Government and defense	146.5	88.8	415.6	251.6
	$497.3	$429.0	$1,398.6	$1,192.0

Expeditionary Services:
Commercial	$6.8	$11.0	$23.3	$28.5
Government and defense	25.4	16.3	67.2	54.3
	$32.2	$27.3	$90.5	$82.8

Sales by geographic region for the three- and nine-month periods ended February 28, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Aviation Services:
North America	$373.7	$285.8	$1,024.9	$811.3
Europe/Africa	80.9	87.1	245.4	242.3
Other	42.7	56.1	128.3	138.4
	$497.3	$429.0	$1,398.6	$1,192.0

Expeditionary Services:
North America	$30.2	$19.7	$85.1	$71.4
Europe/Africa	1.5	7.4	4.2	11.1
Other	0.5	0.2	1.2	0.3
	$32.2	$27.3	$90.5	$82.8

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

Expense charged to operations for restricted stock was $2.7 million and $2.0 million during the three-month periods ended February 28, 2019 and 2018, respectively, and $5.7 million and $4.9 million during the nine-month periods ended February 28, 2019 and 2018, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Stock Options

In the three-month period ended August 31, 2018, as part of our annual long-term stock incentive compensation, we granted 290,340 stock options to eligible employees at an exercise price per share of $48.09 and weighted average fair value of $13.67.

The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2019 and 2018 was $12.0 million and $12.0 million, respectively.   Expense charged to operations for stock options was $1.0 million and $1.4 million during the three-month periods ended February 28, 2019 and 2018, respectively, and $3.2 million and $3.8 million during the nine-month periods ended February 28, 2019 and 2018, respectively.

Note 5 — Inventory

The summary of inventories is as follows:

	February 28,	May 31,
	2019	2018
Aircraft and engine parts, components and finished goods	$456.1	$383.5
Raw materials and parts	41.9	45.1
Work-in-process	16.7	32.1
	$514.7	$460.7

Note 6 — Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2019	2018
Interest paid	$6.7	$4.9
Income taxes paid	5.3	16.6
Income tax refunds received	—	0.1

Note 7 — Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”).  Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million.  The term of the Purchase Agreement runs through February 22, 2020; however, the Purchase Agreement may also be terminated earlier under certain circumstances.  The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser.  We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet.

During the nine-month period ended February 28, 2019, we sold $547.6 million of receivables under the Purchase Agreement and remitted $519.8 million to the Purchaser on their behalf.  During fiscal 2018, we sold $239.6 million of receivables under the Purchase Agreement and remitted $167.9 million to the Purchaser on their behalf.  As of February 28, 2019 and May 31, 2018, we had collected cash of $21.5 million and $10.5 million, respectively, which was not yet remitted to the Purchaser and was classified as Restricted cash on our Condensed Consolidated Balance Sheet.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Operations.  During the three- and nine-month periods ended February 28, 2019, we incurred discounts on the sale of our receivables of $0.6 million and $1.6 million, respectively.  During the three-month period ended February 28, 2018, we incurred discounts on the sale of our receivables and other fees of $0.5 million.

Note 8 — Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 28,	May 31,
	2019	2018
Revolving Credit Facility expiring November 1, 2021 with interest payable monthly	$155.0	$130.0
Term loan due November 1, 2021 with interest payable monthly	23.5	23.9
Industrial revenue bond due August 1, 2018	—	25.0
Total debt	178.5	178.9
Debt issuance costs, net	(1.3)	(1.7)
Long-term debt	$177.2	$177.2

At February 28, 2019, our variable rate debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility.  At February 28, 2019, we were in compliance with the financial and other covenants in our financing agreements.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

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

A reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Basic and Diluted EPS:
Income from continuing operations	$27.4	$31.3	$57.5	$55.6
Less income attributable to participating shares	(0.1)	(0.2)	(0.2)	(0.5)
Income from continuing operations attributable to common shareholders	27.3	31.1	57.3	55.1
Loss from discontinued operations attributable to common shareholders	(64.8)	(15.8)	(72.8)	(52.0)
Net income (loss) attributable to common shareholders for earnings per share	$(37.5)	$15.3	$(15.5)	$3.1

Weighted Average Shares:
Weighted average common shares outstanding — basic	34.5	34.0	34.6	34.1
Additional shares from the assumed exercise of stock options	0.4	0.5	0.4	0.4
Weighted average common shares outstanding — diluted	34.9	34.5	35.0	34.5

Earnings (Loss) per share — basic:
Earnings from continuing operations	$0.79	$0.91	$1.66	$1.62
Loss from discontinued operations	(1.87)	(0.46)	(2.11)	(1.52)
Earnings (Loss) per share — basic and diluted	$(1.08)	$0.45	$(0.45)	$0.10

Earnings (Loss) per share — diluted:
Earnings from continuing operations	$0.78	$0.90	$1.63	$1.60
Loss from discontinued operations	(1.86)	(0.46)	(2.08)	(1.52)
Earnings (Loss) per share — basic and diluted	$(1.08)	$0.44	$(0.45)	$0.08

The potential dilutive effect of 277,000 shares and 273,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding — diluted for both the three- and nine-month periods ended February 28, 2019, respectively, as the shares would have been anti-dilutive.  At February 28, 2018, the average market price of our common shares was in excess of the exercise price of all of our outstanding options.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 — Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and nine-month periods ended February 28, 2019 and 2018 were as follows:

	Currency Translation Adjustments	Pension Plans	Total
Balance at December 1, 2018	$(0.8)	$(31.8)	$(32.6)
Other comprehensive loss before reclassifications	0.5	—	0.5
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	0.5	0.3	0.8
Balance at February 28, 2019	$(0.3)	$(31.5)	$(31.8)

Balance at December 1, 2017	$0.8	$(37.6)	$(36.8)
Other comprehensive income before reclassifications	0.9	—	0.9
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	0.9	0.3	1.2
Balance at February 28, 2018	$1.7	$(37.3)	$(35.6)

	Currency Translation Adjustments	Pension Plans	Total
Balance at June 1, 2018	$0.3	$(32.3)	$(32.0)
Other comprehensive loss before reclassifications	(0.6)	—	(0.6)
Amounts reclassified from AOCL	—	0.8	0.8
Total other comprehensive income (loss)	(0.6)	0.8	0.2
Balance at February 28, 2019	$(0.3)	$(31.5)	$(31.8)

Balance at June 1, 2017	$(1.7)	$(38.2)	$(39.9)
Other comprehensive income before reclassifications	3.4	—	3.4
Amounts reclassified from AOCL	—	0.9	0.9
Total other comprehensive income	3.4	0.9	4.3
Balance at February 28, 2018	$1.7	$(37.3)	$(35.6)

Note 11 — Income Taxes

Our income tax expense for the three- and nine-month periods ended February 28, 2019 included a tax benefit of $4.7 million related to the recognition of previously unrecognized uncertain tax positions and a tax benefit of $1.8 million related to tax provision to federal income tax return filing differences.

On December 22, 2017, the President of the United States signed into law the Tax Reform Act which significantly reduced the corporate federal income tax rate to 21% from 35%.  The income tax rate reduction in the Tax Reform Act results in federal statutory tax rates for the Company of 21% and 29.2% in fiscal 2019 and 2018, respectively.

Our income tax benefit for the three-month period ended February 28, 2018 included tax benefits of $14.8 million related to the impact of the Tax Reform Act.  These tax benefits included a $13.0 million benefit for the impact of the re-measurement of our deferred tax assets and liabilities to the new, lower statutory rate and a $1.8 million benefit related to the application of the lower tax rate applied to our pre-tax income for the six-month period ended November 30, 2017 which was previously expected to be taxed at 35%.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

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

In the first quarter of fiscal 2019, we re-aligned the composition of our operating segments to leverage the full breadth of our operational expertise in Aviation Services.  Our government-owned, contractor-operated operations, which include the INL/A Worldwide Aviation Support Services (“INL/A WASS”) program, were previously included in our Expeditionary Services segment and are now reported within our Aviation Services segment for all periods presented.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Selected financial information for each segment is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Sales:
Aviation Services	$497.3	$429.0	$1,398.6	$1,192.0
Expeditionary Services	32.2	27.3	90.5	82.8
	$529.5	$456.3	$1,489.1	$1,274.8

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Gross profit:
Aviation Services	$81.7	$72.1	$223.7	$195.9
Expeditionary Services	3.6	5.5	11.1	14.0
	$85.3	$77.6	$234.8	$209.9

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Segment gross profit	$85.3	$77.6	$234.8	$209.9
Selling, general and administrative	(54.8)	(53.3)	(152.1)	(146.3)
Provision for doubtful accounts	(0.7)	(0.1)	(13.7)	(0.4)
Other expense, net	(0.6)	(0.5)	(0.4)	(0.5)
Interest expense	(2.6)	(2.2)	(7.2)	(5.8)
Interest income	0.2	—	0.8	0.1
Income from continuing operations before provision for income taxes	$26.8	$21.5	$62.2	$57.0

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

In the first quarter of fiscal 2019, we re-aligned the composition of our operating segments to leverage the full breadth of our operational expertise in Aviation Services.  Our government-owned, contractor-operated operations, which include the INL/A WASS program, were previously included in our Expeditionary Services segment and are now reported within our Aviation Services segment for all periods presented.

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

In fiscal 2018, we also began providing services to the U.S. Department of State (“DoS”) under the INL/A WASS contract.  This contract leverages our capabilities in aviation services, including flight operations, supply chain logistics, and other services.  We are the prime contractor on this 10-year performance-based contract to globally operate and maintain the DoS fleet of fixed and rotary-wing aircraft.  We successfully completed the transition and phase-in of the WASS program in June 2018.  We have full operational capability at all initial contract sites, which include Afghanistan, Iraq, Panama, Peru, and Patrick Air Force Base as well as support locations in Brevard County, Florida.  In addition, we will begin operations in Costa Rica for the INL/A WASS program in the fourth quarter of fiscal 2019.

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

Our cash on hand plus unused capacities on our Revolving Credit Facility and accounts receivable financing program was $431 million at February 28, 2019.  We expect to invest opportunistically in expanding our comprehensive suite of services to the global commercial aviation and government and defense markets.  We continue to have the flexibility in our balance sheet to invest in our growth.

Results of Operations

Sales and gross profit for our two business segments for the three- and nine-months ended February 28, 2019 and 2018 were as follows:

	Three Months Ended February 28,			Nine Months Ended February 28,
	2019	2018	% Change	2019	2018	% Change
Sales:
Aviation Services
Commercial	$350.8	$340.2	3.1%	$983.0	$940.4	4.5%
Government and defense	146.5	88.8	65.0%	415.6	251.6	65.2%
	$497.3	$429.0	15.9%	$1,398.6	$1,192.0	17.3%
Expeditionary Services
Commercial	$6.8	$11.0	(38.2)%	$23.3	$28.5	(18.2)%
Government and defense	25.4	16.3	55.8%	67.2	54.3	23.8%
	$32.2	$27.3	17.9%	$90.5	$82.8	9.3%

	Three Months Ended February 28,			Nine Months Ended February 28,
	2019	2018	% Change	2019	2018	% Change
Gross Profit:
Aviation Services
Commercial	$52.5	$52.6	(0.2)%	$141.8	$146.2	(3.0)%
Government and defense	29.2	19.5	49.7%	81.9	49.7	64.8%
	$81.7	$72.1	13.3%	$223.7	$195.9	14.2%
Expeditionary Services
Commercial	$1.0	$2.4	(58.3)%	$2.5	$6.9	(63.8)%
Government and defense	2.6	3.1	(16.1)%	8.6	7.1	21.1%
	$3.6	$5.5	(34.5)%	$11.1	$14.0	(20.7)%

Three-Month Period Ended February 28, 2019

Aviation Services Segment

Sales in the Aviation Services segment increased $68.3 million or 15.9% over the prior year period due to a $57.7 million or 65.0% increase in sales to government and defense customers.  The increase in sales to government and defense customers was primarily attributable to the INL/A WASS program, which achieved full operational capability in June 2018.

During the third quarter of fiscal 2019, sales in this segment to commercial customers increased $10.6 million or 3.1% over the prior year period.  The increase was primarily due to increased demand in our supply chain activities.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  For the third quarter of fiscal 2019, we recognized favorable adjustments of $0.8 million compared to favorable and unfavorable adjustments of $8.3 million and $6.5 million, respectively, in the prior year period.  When considering these adjustments on a net basis, we recognized net favorable adjustments of $0.8 million and $1.8 million for the third quarter of fiscal 2019 and 2018, respectively. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Cost of sales in Aviation Services increased $58.7 million or 16.4% over the prior year period, which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $9.6 million or 13.3% over the prior year period.  Gross profit on sales to government and defense customers increased $9.7 million or 49.7% over the prior year primarily driven by the INL/A WASS program.  Gross profit margin on sales to government and defense customers decreased to 19.9% from 22.0% primarily as a result of the mix of products and services sold.

Gross profit on sales to commercial customers decreased $0.1 million or 0.2% from the prior year period primarily due to labor shortages in our MRO activities as we were not able to secure an adequate supply of labor to meet current demand from our customers.  The gross profit margin on sales to commercial customers decreased from 15.5% to 15.0% reflecting the impact of these labor challenges.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $4.9 million or 17.9% over the prior year period primarily due to stronger demand for our mobility products.

Gross profit in the Expeditionary Services segment decreased $1.9 million or 34.5% from the prior year period and gross profit margin decreased to 11.2% from 20.1% primarily as a result of the mix of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.5 million over the prior year period.  As a percent of sales, selling, general and administrative expenses decreased to 10.3% from 11.7% in the prior year period reflecting improved leverage of our existing cost structure to support the sales growth.

Interest Expense

Interest expense increased $0.4 million over the prior year period primarily as a result of higher interest rates on our Revolving Credit Facility.

Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”) which significantly reduced the corporate federal income tax rate to 21% from 35%.  The income tax rate reduction in the Tax Reform Act results in federal statutory tax rates for us of 21% and 29.2% in fiscal 2019 and 2018, respectively.

Our income tax benefit for the three-month period ended February 28, 2019 included a tax benefit of $4.7 million related to the recognition of previously unrecognized uncertain tax positions and a tax benefit of $1.8 million related to tax provision to federal income tax return filing differences.

Our income tax benefit for the three-month period ended February 28, 2018 included tax benefits of $14.8 million related to the impact of the Tax Reform Act.  These tax benefits included a $13.0 million benefit for the impact of the re-measurement of our deferred tax assets and liabilities to the new, lower statutory rate and a $1.8 million benefit related to the application of the lower tax rate applied to our pre-tax income for the six-month period ended November 30, 2017 which was previously expected to be taxed at 35%.

Discontinued Operations

During the third quarter of fiscal 2018, we decided to pursue the sale of our Contractor-Owned, Contractor-Operated (“COCO”) business previously included in our Expeditionary Services segment.  Due to this strategic shift, the assets, liabilities, and results of operations of our COCO business have been reported as discontinued operations for all periods presented.

Loss from discontinued operations was $64.8 million in the three-month period ended February 28, 2019 compared to a loss of $15.8 million in the prior year period.  On March 15, 2019, we signed a definitive agreement to sell certain contracts and assets of our COCO business.  In conjunction with this definitive agreement and other expected asset sales, we recognized a pre-tax impairment charge in discontinued operations of $74.1 million during the three-month period ended February 28, 2019.  During the three-month period ended February 28, 2018, we recognized pre-tax impairment charges of $11.0 million related to goodwill and other assets.

Nine-Month Period Ended February 28, 2019

Aviation Services Segment

Sales in the Aviation Services segment increased $206.6 million or 17.3% over the prior year period due to a $164.0 million or 65.2% increase in sales to government and defense customers.  The increase in sales to government and defense customers was primarily attributable to the INL/A WASS program, which achieved full operational capability in June 2018.  Sales in this segment to commercial customers increased $42.6 million or 4.5% over the prior year period primarily due to increased demand in our supply chain activities.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  For the nine-month period ended February 28, 2019, we recognized favorable and unfavorable cumulative catch-up adjustments of $4.6 million and $0.5 million, respectively, compared to favorable and unfavorable adjustments of $9.3 million and $7.1 million, respectively, in the prior year period.  When considering these adjustments on a net basis, we recognized net favorable adjustments of $4.1 million and $2.2 million in the nine-month periods ended February 28, 2019 and 2018, respectively.  These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Cost of sales in Aviation Services increased $178.8 million or 18.0% over the prior year period, which was largely in line with the sales increase discussed above.  Gross profit in the Aviation Services segment increased $27.8 million or 14.2% over the prior year period.  Gross profit on sales to government and defense customers increased $32.2 million or 64.8% over the prior year primarily driven by the start of the INL/A WASS program.  Gross profit margin on sales to government and defense customers decreased slightly to 19.7% from 19.8% primarily as a result of the mix of products and services sold.

Gross profit on sales to commercial customers decreased $4.4 million or 3.0% from the prior year period primarily due to the MRO labor challenges previously discussed.  The gross profit margin on sales to commercial customers decreased from 15.5% to 14.4% reflecting this impact.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $7.7 million or 9.3% over the prior year period primarily due to stronger demand for our mobility products.

Gross profit in the Expeditionary Services segment decreased $2.9 million or 20.7% from the prior year period and gross profit margin decreased to 12.3% from 16.9% primarily as a result of the mix of products sold.

Provision for Doubtful Accounts

In the nine-month period ended February 28, 2019, we recognized a provision for doubtful accounts of $12.4 million related to the bankruptcy of a European airline customer.  The provision consisted of impairment of non-current contract assets of $7.6 million, allowance for doubtful accounts of $3.3 million, and other liabilities of $1.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.8 million over the prior year period.  As a percent of sales, selling, general and administrative expenses decreased to 10.2% from 11.5% in the prior year period reflecting improved leverage of our existing cost structure to support the sales growth.

Interest Expense

Interest expense increased $1.4 million in fiscal 2019 over the prior year period primarily as a result of higher interest rates on our Revolving Credit Facility.

Income Taxes

Our effective income tax rate for continuing operations was 7.6% for the nine-month period ended February 28, 2019 compared to 2.5% in the prior year period.

Our income tax expense for the nine-month period ended February 28, 2019 included a tax benefit of $4.7 million related to the recognition of previously unrecognized uncertain tax positions and a tax benefit of $1.8 million related to tax provision to federal income tax return filing differences.

Our income tax expense for the nine-month period ended February 28, 2018 included tax benefits of $14.8 million related to the impact of the Tax Reform Act.  These tax benefits included a $13.0 million benefit for the impact of the re-measurement of our deferred tax assets and liabilities to the new, lower statutory rate and a $1.8 million benefit related to the application of the lower tax rate applied to our pre-tax income for the six-month period ended November 30, 2017, which was previously expected to be taxed at 35%.

Discontinued Operations

Loss from discontinued operations was $72.8 million in the nine-month period ended February 28, 2019 compared to a loss of $52.0 million in the prior year period.  We recognized pre-tax impairment charges related to our COCO business of $74.1 million and $65.2 million during the nine-month periods ending February 28, 2019 and 2018, respectively.

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

At February 28, 2019, our liquidity and capital resources included cash of $28.9 million and working capital of $633.8 million.

We maintain a Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders, which provides us an aggregate revolving credit commitment amount of $500 million and matures November 1, 2021.  We, under certain circumstances, have the ability to request an increase to the revolving credit commitment by an aggregate amount of up to $250 million, not to exceed $750 million in total.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at February 28, 2019 were $155.0 million and there were approximately $15.2 million of letters of credit outstanding, which reduced the availability of the Revolving Credit Facility to $329.8 million. There are no other terms or covenants limiting the availability of the Revolving Credit Facility.

As of February 28, 2019, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility including outstanding letters of credit of $11.6 million and foreign lines of credit of $9.7 million.

At February 28, 2019, we complied with all financial and other covenants under our financing arrangements.

Cash Flows from Operating Activities

Net cash provided from operating activities—continuing operations was $16.4 million in the nine-month period ended February 28, 2019 compared to cash provided of $15.6 million in the prior year period.  The increase from the prior period of $0.8 million is primarily attributable to working capital changes including vendor invoice payment timing.  In addition, our accounts receivable financing program, which began in the third quarter of fiscal 2018, contributed $27.8 million and $63.0 million to cash flow from operating activities—continuing operations in the nine-month periods ended February 28, 2019 and 2018.

Cash Flows from Investing Activities

Net cash used in investing activities—continuing operations was $13.3 million during the nine-month period ended February 28, 2019 compared to $32.3 million in the prior year period.  In fiscal 2018, we acquired the outstanding shares of two MRO facilities in Quebec and Ontario, Canada owned by Premier Aviation for approximately $24.8 million, which included $22.9 million paid at closing.

Cash Flows from Financing Activities

Net cash used in financing activities—continuing operations was $0.4 million during the nine-month period ended February 28, 2019 compared to cash provided of $29.7 million in the prior year period.  The additional cash provided in the prior year was primarily attributable to proceeds from a new term loan of $24.8 million to finance the acquisition of the two Canadian MRO facilities previously discussed.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K for a discussion of our critical accounting policies.  There have been no significant changes to the application of our critical accounting policies during fiscal 2019 other than the adoption of ASC 606 on June 1, 2018, which supersedes the revenue recognition guidance in ASC 605.  Under ASC 606, revenue is recognized as goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  Our new accounting policies for revenue recognition are included in Notes 1 and 3 to the Condensed Consolidated Financial Statements.

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

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended February 28, 2019.

Interest Rate Risk.  Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2018.  There were no significant changes during the quarter ended February 28, 2019.

Item 4 — Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2019, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

Effective June 1, 2018, we adopted the new revenue standard under ASC 606 using the modified retrospective method of adoption.  We have implemented certain changes to our internal controls over financial reporting to support the reporting and disclosure requirements of the new revenue standard.  There were no other changes in our internal control over financial reporting during fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2018.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table provides information about purchases we made during the quarter ended February 28, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
12/1/2018 — 12/31/2018	1,500	$33.99	1,500
1/1/2019 — 1/31/2019	21,158	36.57	21,158
2/1/2019 — 2/28/2019	—	—	—
Total	22,658	$36.38	22,658	$236,128,660

(1) On July 10, 2017, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $250 million of our common stock, with no expiration date.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description	Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 20, 2019 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 20, 2019 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 20, 2019 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 20, 2019 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

Exhibit No.	Description	Exhibits

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2019 and May 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2019 and 2018, (iv)  Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2019 and 2018, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended February 28, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.**

**          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	March 20, 2019	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)