Form 10-K
period 2019-05-31
AAR CORP
filed 2019-07-18
CIK 1750

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2019 or
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
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (630) 227-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	AIR	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

         The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $1,449 million (based upon the closing price of the Common Stock at November 30, 2018 as reported on the New York Stock Exchange).

         On June 28, 2019, there were 34,826,115 shares of Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the Company's proxy statement for the Company's 2019 Annual Meeting of Stockholders, to be held September 24, 2019, are incorporated by reference in Part III of this report.

PART I

ITEM 1.    BUSINESS

General

        AAR CORP. and its subsidiaries are referred to herein collectively as "AAR," "Company," "we," "us," and "our" unless the context indicates otherwise. AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966. We are a diversified provider of products and services to the worldwide aviation and government and defense markets.

        Fiscal 2019 was a year focused on growth and execution of a number of important programs and strategic initiatives. We succeeded in building customer relationships with multiple international commercial and government customers. Our parts supply activities were extremely strong and we also invested to support our growth.

        In fiscal 2019, we completed the ramp-up of the INL/A Worldwide Aviation Support Services ("INL/A WASS") contract for the U.S. Department of State ("DoS"). This contract leverages our capabilities in aviation services, including flight operations, supply chain logistics, and other services. We are the prime contractor on this 10-year performance-based contract to globally operate and maintain the DoS fleet of fixed- and rotary-wing aircraft. We have full operational capability at all contract sites, which include Afghanistan, Iraq, Panama, Peru, Costa Rica and Patrick Air Force Base as well as support locations in Brevard County, Florida.

        We also completed the ramp-up of the 15-year, U.S. Air Force Landing Gear Performance-Based Logistics One program. Under the program, we are providing total supply chain management including purchasing, distribution, and inventory control to support all landing gear components for the U.S. Air Force's fleet of C-130, KC-135 and E-3 aircraft.

        We also entered into an agreement to sell certain contracts and assets of our Contractor-Owned, Contractor-Operated business ("COCO"), which is classified as a discontinued operation. We expect the sale to close before the end of calendar 2019. The exit of this business is consistent with the realignment of our strategy.

        Our long-term strategy continues to emphasize investing in the business as well as returning capital to shareholders. Over the past three years, we have returned $74.2 million to shareholders through common stock repurchases of $43.2 million and dividends of $31.0 million. Our cash on hand plus unused capacities on our Revolving Credit Facility and accounts receivable financing program was $465 million at May 31, 2019.

Business Segments

Aviation Services

        The Aviation Services segment provides aftermarket support and services for the commercial aviation and government and defense markets and accounted for approximately 95% of our sales in fiscal 2019, 2018, and 2017. In this segment, we also provide inventory management and distribution services, maintenance, repair and overhaul ("MRO"), and engineering services. Business activities in this segment are primarily conducted through AAR Supply Chain, Inc.; AAR Government Services, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Allen Services, Inc.; AAR Landing Gear LLC; AAR Airlift Group, Inc.; and AAR International, Inc.

        We sell and lease a wide variety of new, overhauled and repaired engine and airframe parts and components and aircraft to our commercial aviation and government/defense customers.

        We provide customized flight hour component inventory and repair programs, warranty claim management, and outsourcing programs for engine and airframe parts and components in support of our airline and government customers' maintenance activities. The types of services provided under these programs include some or all of the following functions: material planning, sourcing, logistics, information and program management, and parts and component repair and overhaul. We are also an authorized distributor for more than 90 product lines across approximately 25 aviation original equipment manufacturers ("OEM"s).

        We provide fleet management and operations of customer-owned aircraft for the DoS under the INL/A WASS contract. We are the prime contractor on this ten-year performance-based contract to globally operate and maintain the DoS fleet of fixed- and rotary-wing aircraft.

        We also provide customized performance-based supply chain logistics programs in support of the U.S. Department of Defense ("DoD") and foreign governments. The types of services provided under these programs include some or all of the following functions: material planning, sourcing, logistics, information and program management, airframe maintenance and maintenance planning, and component repair and overhaul.

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

        We operate seven airframe maintenance facilities and one landing gear overhaul facility. Our landing gear overhaul facility is in Miami, Florida, where we repair and overhaul landing gear, wheels, brakes, and actuators for different types of commercial and military aircraft. Our U.S. airframe maintenance facilities are in Indianapolis, Indiana; Oklahoma City, Oklahoma; Duluth, Minnesota; Miami, Florida; and Rockford, Illinois and our Canadian airframe maintenance facilities are in Trois Rivieres, Quebec and Windsor, Ontario. During fiscal 2019, we repositioned certain elements of our workforce across our network of airframe maintenance facilities to optimize staffing levels. In addition, we have a joint venture with Indamer Aviation to develop and operate an airframe maintenance facility in India. The facility construction is expected to be completed in fiscal 2020.

        The majority of our product sales are made pursuant to standard commercial purchase orders. Government sales are generally made under standard types of government contracts, which can include firm fixed-price contracts, cost plus fixed fee contracts, and time-and-materials contracts. For cost plus fixed fee contracts, we typically receive reimbursement of our costs, to the extent the costs are allowable under contractual and regulatory provisions, in addition to receiving a fixed fee. Some of our contracts call for the performance of specified services or the delivery of specified products under indefinite delivery/indefinite quantity ("ID/IQ") arrangements. Certain inventory supply and management and performance-based logistics program agreements reflect negotiated terms and conditions.

        To support activities within the Aviation Services segment, we acquire aviation parts and components from domestic and foreign airlines, independent aviation service companies, aircraft leasing companies, and OEMs. We have ongoing arrangements with OEMs that provide us access to parts, repair manuals, and service bulletins in support of parts manufactured by them. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price, and delivery. From time to time, we purchase airframes and engines for disassembly into individual parts and components. Airframes and engines may also be leased to airlines on a short-term basis prior to disassembly or sale.

Expeditionary Services

        The Expeditionary Services segment primarily consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations. The Expeditionary Services segment accounted for approximately 5% of our sales in fiscal 2019, 2018, and 2017. Business activities in this segment are primarily conducted through AAR Manufacturing, Inc. and Brown International Corporation.

        We design, manufacture, and repair transportation pallets and a wide variety of containers and shelters used in support of military and humanitarian tactical deployment activities. The containers and shelters are used in numerous mission requirements, including armories, supply and parts storage, refrigeration systems, tactical operation centers, briefing rooms, laundry and kitchen facilities, water treatment, and sleeping quarters. Shelters include both stationary and vehicle-mounted applications.

        We also provide engineering, design, and system integration services for specialized command and control systems and design and manufacture advanced composite materials for commercial, business and military aircraft.

        Sales in this segment are generally made to customers pursuant to standard commercial purchase orders and contracts. Government sales are generally made under standard types of government contracts, which can include firm fixed-price contracts, cost plus fixed fee contracts, and time-and-materials contracts. Some of our contracts call for the performance of specified services or the delivery of specified products under ID/IQ arrangements, however, the majority of our products and services are procured via definite contracts.

Raw Materials

        Although we generated approximately 55% of our fiscal 2019 sales from the sale of products, our businesses are generally engaged in limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing of raw materials. We purchase raw materials for our manufacturing operations, including steel, aluminum, extrusions, balsa, and other necessary supplies from several vendors. Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources for each segment at competitive prices, terms, and conditions, and we expect to be able to continue to do so.

Terms of Sale

        We generally sell our products and services under standard 30-day payment terms. On occasion, certain customers will negotiate extended payment terms of 60-90 days. Except for customary warranty provisions, customers neither have the right to return products nor do they have the right to extended financing. Our government contracts may extend several years and include one or more base years and one or more option years. The government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, or modify some contracts at its convenience.

Customers

        The principal customers for our products and services in the Aviation Services segment are domestic and foreign passenger airlines, domestic and foreign cargo airlines, regional and commuter airlines, business and general aviation operators, OEMs, aircraft leasing companies, aftermarket aviation support companies, the DoD and its contractors, the DoS, and foreign military organizations or governments. In the Expeditionary Services segment, our principal customers include the DoD and its contractors, foreign military organizations or governments, defense organizations, and OEMs.

        Sales of aviation products and services to our commercial airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules, flying hours, and take-off and landing cycles), the number of airline operators, the general economy, and the level of sales of new and used aircraft. Sales to the DoD and other government agencies are subject to a number of factors, including the level of troop deployment worldwide, government funding, competitive bidding, and requirements generated by worldwide geopolitical events.

        We primarily market and sell products and services through our own employees. In certain markets outside of the United States, we rely on foreign sales representatives to assist in the sale of our products and services.

Sales to Government and Defense Customers

        Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $677.9 million (33.0% of consolidated sales), $428.9 million (24.5% of consolidated sales) and $438.8 million (27.6% of consolidated sales) in fiscal 2019, 2018 and 2017, respectively. Sales to branches, agencies, and departments of the U.S. government and their contractors were $546.2 million (26.6% of consolidated sales), $304.3 million (17.4% of consolidated sales) and $321.5 million (20.2% of consolidated sales) in fiscal 2019, 2018, and 2017, respectively.

        Sales to government and defense customers are reported in each of our reportable segments (See Note 13 of Notes to Consolidated Financial Statements). Since such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government sales are for products and services supporting the DoD logistics and mobility strategy and supporting DoS flight operations. Thus, our government contracts have changed, and may continue to change, with fluctuations in defense and other governmental agency spending and requirements. Our government contracts are also often subject to termination for convenience by the customer; in the event of such a termination, we are contractually entitled to recover all allowable costs incurred by us through the date of termination.

Government Regulation and Certificates

        The Federal Aviation Administration ("FAA") regulates the manufacture, repair, and operation of all aircraft and aircraft parts operated in the United States. Similar rules and regulatory authorities exist in other countries. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA requires that various maintenance routines be performed on aircraft engines, certain engine parts, and airframes at regular intervals based on take off and landing cycles or flight time. Our businesses, which sell defense products and services directly to the U.S. government or through its contractors, can be subject to various laws and regulations governing pricing and other factors.

        We have 13 FAA certificated repair stations in the United States, Canada, and Europe. Of the 13 certificated FAA repair stations, seven are also European Aviation Safety Agency ("EASA") and four are also Transport Canada Civil Aviation ("TCCA") certificated repair stations. Such certificates, which are ongoing in duration, are required for us to perform authorized maintenance, repair, and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Of the 13 FAA certificated repair stations, 12 are in the Aviation Services segment and one is held by our COCO business, which is classified as a discontinued operation as it is currently held for sale. The EASA and TCCA certificated repair stations are in the Aviation Services segment. Our COCO business also holds a FAR Part 135 certificate to operate aircraft for our expeditionary airlift services. We are also Commercial Airlift Review Board certified with the DoD. We believe that we possess all licenses and certifications that are material to the conduct of our business.

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

Backlog

        Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts. At May 31, 2019, backlog was approximately $1.5 billion and we expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months, with the majority of the remaining balance recognized as revenue over the next three years.

Employees

        At May 31, 2019, we employed approximately 5,650 employees worldwide, of which approximately 200 employees are subject to a collective bargaining agreement. We also retain approximately 900 contract workers, the majority of whom are located at our airframe maintenance facilities.

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

        Our sales to branches, agencies and departments of the U.S. government and their contractors were $546.2 million (26.6% of consolidated sales) in fiscal 2019 (See Note 13 of Notes to Consolidated Financial Statements). The majority of our U.S. government sales is for products and services supporting DoD logistics and mobility strategy and DoS flight operations and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government and their contractors are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding, requirements generated by world events, and budgetary constraints.

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

        We must comply with laws and regulations relating to the formation, administration, and performance of government contracts. In the U.S., these laws and regulations include the Federal Acquisition Regulations, Defense Federal Acquisition Regulations, the Truth in Negotiations Act, Cost Accounting Standards, and laws, regulations, and orders restricting the use and dissemination of classified information under the U.S. export control laws and the export of certain products and technical information and safeguarding of contractor information systems.

        In addition, we are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts. U.S. government agencies routinely audit government contractors to review performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be misclassified or inaccurately allocated to a specific contract are not reimbursable, and to the extent already reimbursed, must be refunded. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business.

        U.S. government rules allow contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor's business systems have one or more significant deficiencies. If a contracting officer were to impose such a withholding on us or even one of our prime contractors, it would increase the risk that we would not be paid in full or paid timely. If future audit adjustments exceed our estimates, our profitability could be adversely affected.

        If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition and results of operations.

We use estimates when accounting for long-term contracts and face risks of cost overruns and losses on fixed-price contracts.

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

        We recognize revenue on our long-term contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the services are delivered, which generally requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process is complex and involves significant judgment related to assumptions on flight hours, component repair costs, labor hours and rates, and contract penalties and incentives. Adjustments to estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results.

If our subcontractors or suppliers fail to perform their contractual obligations, our contract profitability and our ability to win new contracts may be adversely affected.

        We rely on subcontractors to perform a portion of the services we agree to provide our customers, and our suppliers provide necessary inventory and component parts. A failure by one or more of our subcontractors or suppliers to satisfactorily provide on a timely basis the agreed-upon services or supplies may affect our ability to perform our contractual obligations. Deficiencies in the performance of our subcontractors and/or suppliers could result in liquidated damages or our customer terminating our contract for default. A termination for default could expose us to liability and adversely affect our financial performance and our ability to win new contract awards.

We are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent governmental regulation.

        The aviation industry is highly regulated by the FAA in the United States and equivalent regulatory agencies in other countries. Before we sell any of our products that are to be installed in an aircraft, such as engines, engine parts and components, and airframe and accessory parts and components, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in certain other countries. We operate repair stations that are licensed by the FAA and the equivalent regulatory agencies in certain other countries, and hold certificates to operate aircraft. Specific regulations vary from country to country; although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. New and more stringent governmental regulations may be adopted in the future that, if enacted, may have an adverse impact on us.

        If any of our material licenses, certificates, authorizations, or approvals were revoked or suspended by the FAA or equivalent regulatory agencies in other countries, our results of operations and financial condition may be adversely affected.

Success at our airframe maintenance facilities is dependent upon continued outsourcing by the airlines.

        We currently perform airframe maintenance, repair, and overhaul activities at seven leased locations. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. In addition, certain airlines operate certain new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft nor technicians trained and certified to perform the required airframe maintenance, repair, and overhaul activities. If either the number of aircraft operating or the level of outsourcing of maintenance activities declines, we may not be able to execute our operational and financial plans at our maintenance, repair, and overhaul facilities, which could adversely affect our results of operations and financial condition.

Our operations would be adversely affected by a shortage of skilled personnel or work stoppages.

        We are dependent on an educated and highly skilled workforce because of the complex nature of many of our products and services. Furthermore, we have a collective bargaining agreement covering approximately 200 employees. Our ability to operate successfully and meet our customers' demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage. These and similar events may adversely affect our results of operations and financial condition.

We operate in highly competitive markets, and competitive pressures may adversely affect us.

        The markets for our products and services to our commercial, government, and defense customers are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft manufacturers, aircraft component and parts manufacturers, airline and aircraft service companies, other companies providing maintenance, repair and overhaul services, other aircraft spare parts distributors and redistributors. Some of our competitors have substantially greater financial and other resources than we have and others may price their products and services below our selling prices. These competitive markets also create pressure on our ability to hire and retain qualified technicians and other skilled labor needs. We believe that our ability to compete depends on superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing, and effective quality assurance programs.

        Our government customers, including the DoD and DoS, may turn to commercial contractors, rather than traditional defense contractors, for certain work, or may utilize set asides such as small business, women-owned, or minority-owned contractors or determine to source work internally rather than use us. We are also impacted by bid protests from unsuccessful bidders on new program awards and task orders. Bid protests could result in significant expense for us, contract modifications, or the award decision being overturned and loss of the contract award. Even where a bid protest does not result in the loss of an award, the resolution can extend the time until the contract activity can begin, and delay earnings. These competitive pressures, with potential impacts on both our commercial and government business, could adversely affect our results of operations and financial condition.

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

        In addition, the UK held a referendum in 2016 in which voters approved an exit from the European Union ("EU") referred to as Brexit. There continues to be substantial uncertainty regarding the economic impact of the UK's potential exit from the EU. Potential adverse consequences of Brexit include global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the UK and other countries and increased regulatory complexities.

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

        We own and distribute a significant amount of engines, aircraft parts and components, as well as own manufacturing facilities and joint venture investments. The removal of aircraft from service or recurring losses in certain operations could require us to evaluate the recoverability of the carrying value of those assets and record an impairment charge through earnings to reduce the carrying value. During the third quarter of fiscal 2019 and second quarter of fiscal 2018, we recognized impairment charges of $74.1 million and $54.2 million, respectively, related to assets included in our COCO business which is classified as a discontinued operation. In addition, if aircraft or engines for which we offer replacement parts or supply repair and overhaul services are retired and there are fewer aircraft that require these parts or services, our revenues may decline.

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

        We have recorded goodwill and other intangible assets related to acquisitions. If we are unable to achieve the projected levels of operating results, it may be necessary to record an impairment charge to reduce the carrying value of goodwill and related intangible assets. During the third quarter of fiscal 2018, we recognized a goodwill impairment charge of $9.8 million related to our COCO business. Similarly, if we were to lose a key customer or if a regulator were to terminate any of our repair certificates at our airframe maintenance or landing gear facilities, we might be required to record an impairment charge if we were unable to operate.

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

        LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Interest rates under our Revolving Credit Facility are based partly on the LIBOR rate. LIBOR is currently expected to phase out by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our borrowings. Further, we may need to renegotiate our credit facilities or any other borrowings that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

        Our business exposes us to possible claims for property damage and bodily injury or death which may result if an engine, engine part or component, airframe part or accessory, or any other aviation product that we have sold, manufactured, or repaired fails, or if an aircraft we operated, serviced, or in which our products are installed, has an accident. We carry substantial liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, claims may arise in the future, and our insurance coverage may not be adequate to protect us in all circumstances. Additionally, we might not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability claim not covered by adequate insurance could adversely affect our results of operations and financial condition.

Our business could be negatively affected by cyber or other security threats or other disruptions.

        Our business depends heavily on information technology and computerized systems to communicate and operate effectively. The Company's systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, ransomware attacks, terrorist acts, natural disasters, power failures or other causes. These threats arise in some cases as a result of our role as a defense contractor.

        Cyber security threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information, business e-mail compromises, ransomware attacks, and other electronic security breaches, including at our customers, suppliers, subcontractors, and joint venture partners, that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data.

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

        Future environmental regulatory developments in the United States and abroad concerning environmental issues, such as climate change, could adversely affect our operations and increase operating costs and, through their impact on our customers, reduce demand for our products and services. Actions may be taken in the future by the U.S. government, state governments within the United States, foreign governments, or the International Civil Aviation Organization to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to us and our customers are difficult to predict, but the impact to us and the aviation industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

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

We identified material weaknesses in our internal controls which, if not remediated appropriately or timely, could affect the reliability of our financial reporting and result in loss of investor confidence and adversely impact our stock price.

        During the fourth quarter of fiscal 2019, we identified material weaknesses in internal control over financial reporting. Refer to Part II, Item 9A for additional information. We have been implementing and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated; however, we cannot provide assurance that these measures will be successful. If we are unable to remediate the material weaknesses or are unable to otherwise maintain effective internal control over financial reporting, our ability to report financial information timely and accurately could be adversely affected. As a result, we could lose investor confidence and become subject to litigation or investigations, which could adversely affect our business, operations, and financial condition and our stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        In the Aviation Services segment, we conduct parts supply activities from our headquarters in Wood Dale, Illinois, which we own. In addition to warehouse space, this facility includes executive, sales and administrative offices. Our principal maintenance, repair, overhaul, engineering and other service activities for this segment are conducted at U.S. facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Medley, Florida; Duluth, Minnesota; and Rockford, Illinois and at Canadian facilities leased by us in Trois Rivieres, Quebec and Windsor, Ontario.

        We also lease facilities in Garden City, New York; Melbourne, Florida; Jacksonville, Florida; Brussels, Belgium; London, England; and Crawley, England, and own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Services segment.

        Our principal activities in the Expeditionary Services segment are conducted at facilities we lease in Huntsville, Alabama and Sacramento, California and own in Cadillac, Michigan; Clearwater, Florida; and Goldsboro, North Carolina.

        We also operate sales offices that support all our activities and are leased in London, England; Crawley, England; Paris, France; Rio de Janeiro, Brazil; Tokyo, Japan; Shanghai, China; Singapore, Republic of Singapore; and Dubai, UAE.

        We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.    LEGAL PROCEEDINGS

Department of Justice Investigation

        The U.S. Department of Justice ("DoJ"), acting through the U.S. Attorney's Office for the Southern District of Illinois, is conducting an investigation of AAR Airlift Group, Inc. ("Airlift"), a wholly-owned subsidiary of AAR CORP., under the federal civil False Claims Act ("FCA"). The investigation relates to Airlift's performance of several contracts awarded by the U.S. Transportation Command concerning the operations and maintenance of rotary-wing and fixed-wing aircraft in Afghanistan and Africa, as well as several U.S. Navy contracts. In June 2018, the DoJ informed Airlift that part of the investigation was precipitated by a lawsuit filed under the qui tam provisions of the FCA by a former employee of Airlift. That lawsuit remains under seal. Airlift is cooperating with the DoJ investigation.

Self-Reporting of Potential Foreign Corrupt Practices Act Violations

        The Company retained outside counsel to investigate possible violations of the Company's Code of Conduct, the U.S. Foreign Corrupt Practices Act, and other applicable laws, relating to the Company's activities in Nepal and South Africa. Based on these investigations, we self-reported these matters to the DoJ, the U.S. Securities and Exchange Commission and the UK Serious Fraud Office. The Company will fully cooperate in any review by these agencies, although we are unable at this time to predict what action, if any, they may take.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
John M. Holmes	42	Chief Executive Officer and President, Director
Sean M. Gillen	33	Vice President and Chief Financial Officer
Robert J. Regan	61	Vice President, General Counsel and Secretary
Chris Jessup	41	Vice President, Chief Commercial Officer
Eric S. Pachapa	46	Vice President, Controller and Chief Accounting Officer

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

        Mr. Gillen is Vice President and Chief Financial Officer, having served in that capacity since January 2019. Prior to joining AAR, Mr. Gillen was Vice President and Treasurer of USG Corporation since 2017. Prior to USG, Mr. Gillen spent nine years in investment banking with Goldman Sachs, most recently as a Vice President in their Global Industrials Group.

        Mr. Regan is Vice President, General Counsel and Secretary, having served in that capacity since June 2009. From 2008 to June 2009, Mr. Regan served as Vice President and General Counsel and, prior to that, Associate General Counsel since joining AAR in February 2008. Prior to joining AAR, he was a partner at the law firm of Schiff Hardin LLP since 1989. As previously announced, Mr. Regan will retire from the Company on December 31, 2019.

        Mr. Jessup is Vice President, Chief Commercial Officer, having served in that capacity since June 2017. Mr. Jessup previously served as Chief Commercial Officer for the Company's Aviation Services segment since February 2015, and prior to that, he served in various capacities within the Company's Maintenance, Repair and Overhaul business. Prior to joining the Company in 2008, Mr. Jessup was Vice President, Sales and Marketing at Avborne Heavy Maintenance, Inc. in Miami, Florida.

        Mr. Pachapa is Vice President, Controller and Chief Accounting Officer, having served in that capacity since July 2016. Mr. Pachapa previously served as Controller since October 2015 and Senior Director of Accounting and Reporting since April 2014. Prior to joining the Company, Mr. Pachapa was with Glanbia plc from 2011 to 2014, and with Ernst & Young LLP from 1996 to 2011.

        Each executive officer is elected annually by the Board of Directors. Executive officers continue to hold office until their successors are duly elected or until their death, resignation, termination or reassignment.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "AIR." On June 28, 2019, there were approximately 900 holders of common stock, including participants in security position listings.

Stockholder Return Performance Graph

        The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock on May 31, 2014 to the Standard and Poor's ("S&P") 500 Index and the Proxy Peer Group:

Comparison of Cumulative Five Year Total Return

        The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market. The Company's Fiscal 2019 Proxy Peer Group companies are listed as follows:

Aerojet Rocketdyne Holdings, Inc.	Hexcel Corporation
Barnes Group Inc.	Kaman Corporation
CACI International Inc	KLX Inc.
Crane Co.	Moog Inc.
Cubic Corporation	Science Applications International Corporation
Curtiss-Wright Corporation	Teledyne Technologies Incorporated
Engility Holdings, Inc.[a]	Triumph Group, Inc.
Esterline Technologies Corporation	Wesco Aircraft Holdings, Inc.
Heico Corporation

a
New peer group company added for fiscal 2019 due to its business and financial comparability to the Company.

        Three companies were removed from the prior year's peer group: Rockwell Collins was acquired and Transdigm Group, Inc. and Woodward, Inc. were judged no longer to be suitable comparator companies.

        The Company annually revisits the composition of the peer group to ensure that the Company's performance is measured against those of comparably-sized and situated companies. The mix of the Company's commercial and government/defense markets presents a challenge in constructing a peer group, given that many government/defense contractors have substantially greater resources than the Company.

Issuer Purchases of Equity Securities

        The following table provides information about purchases of shares of our common stock that we made during the quarter ended May 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
3/1/2019 - 3/31/2019	194,281	$32.84	194,281
4/1/2019 - 4/30/2019	96,238	32.40	96,238
5/1/2019 - 5/31/2019	—	—	—

Total	290,519	$32.69	290,519	$226,630,799

1
On July 10, 2017, our Board of Directors authorized a new stock repurchase program providing for the repurchase of up to $250 million of our common stock, with no expiration date.

ITEM 6.    SELECTED FINANCIAL DATA
(In millions, except per share amounts)

	For the Year Ended May 31,
	2019	2018	2017	2016	2015
RESULTS OF OPERATIONS
Sales[1]	$2,051.8	$1,748.3	$1,590.8	$1,525.4	$1,448.0
Gross profit[2]	329.5	294.6	263.4	233.1	152.8
Operating income (loss)[2]	98.3	86.0	82.3	75.5	(31.2)
Loss on extinguishment of debt[3]	—	—	—	(0.4)	(44.9)
Interest expense	9.5	8.0	5.3	6.4	27.2
Income (Loss) from continuing operations	84.1	73.7	52.0	45.5	(67.4)
Income (Loss) from discontinued operations[4]	(76.6)	(58.1)	4.5	2.2	77.6
Net income	7.5	15.6	56.5	47.7	10.2
Share data:
Earnings per share—basic:
Earnings (Loss) from continuing operations	$2.42	$2.14	$1.53	$1.30	$(1.73)
Earnings (Loss) from discontinued operations[4]	(2.22)	(1.70)	0.13	0.07	1.99

Earnings per share—basic	$0.20	$0.44	$1.66	$1.37	$0.26

Earnings per share—diluted:
Earnings (Loss) from continuing operations	$2.40	$2.11	$1.51	$1.30	$(1.73)
Earnings (Loss) from discontinued operations[4]	(2.19)	(1.70)	0.13	0.07	1.97

Earnings per share—diluted	$0.21	$0.41	$1.64	$1.37	$0.24

Cash dividends declared per share	$0.30	$0.30	$0.30	$0.30	$0.30
Weighted average common shares outstanding—basic	34.5	34.2	33.9	34.4	39.1
Weighted average common shares outstanding—diluted	34.9	34.6	34.3	34.6	39.4

	May 31,
	2019	2018	2017	2016	2015
FINANCIAL POSITION
Cash and cash equivalents	$21.3	$31.1	$10.3	$31.2	$54.7
Working capital	595.0	609.4	553.4	540.3	456.9
Total assets	1,517.2	1,524.7	1,504.1	1,456.0	1,454.1
Total debt	142.9	178.9	156.2	145.3	154.0
Equity	905.9	936.3	914.2	865.8	845.1
Number of shares outstanding at end of year	34.8	34.7	34.4	34.5	35.4
Book value per share of common stock	$26.03	$26.98	$26.58	$25.10	$23.87

Notes:

1
At the beginning of fiscal 2019, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASC 606") using a modified retrospective method and as a result, the comparative information for prior years has not been restated and is reported under accounting standards in effect for those years. See Note 1 of Notes to Consolidated Financial Statements for additional information.

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

  We recognized pre-tax asset impairment charges related to our Contractor-Owned, Contractor-Operated ("COCO") business of $64.0 million and $74.1 million in fiscal 2018 and 2019, respectively.

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

General Overview

        We report our activities in two business segments: Aviation Services comprised of supply chain and maintenance, repair and overhaul ("MRO") activities and Expeditionary Services comprised of manufacturing activities.

        In the first quarter of fiscal 2019, we re-aligned the composition of our operating segments to leverage the full breadth of our operational expertise in Aviation Services. Our government-owned, contractor-operated operations (which includes the INL/A WASS program) were previously included in our Expeditionary Services segment and are now reported within our Aviation Services segment for all periods presented.

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

        The Expeditionary Services segment consists of primarily manufacturing operations with sales derived from the design and manufacture of pallets, shelters, and containers used to support the U.S. military's requirements for a mobile and agile force including engineering, design, and system integration services for specialized command and control systems. This segment also designs and manufactures advanced composite materials for commercial, business and military aircraft. Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

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

        At the beginning of fiscal 2019, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASC 606") using a modified retrospective method and as a result, the comparative information has not been restated and is reported under accounting standards in effect for those years. See Note 1 of Notes to Consolidated Financial Statements for additional information.

        Fiscal 2019 was a year focused on growth and execution of a number of important programs and strategic initiatives. We succeeded in building customer relationships with multiple international commercial and government customers. Our parts supply activities were extremely strong and we also invested to support our growth.

        In fiscal 2019, we completed the ramp-up of the INL/A WASS contract for the DoS. This contract leverages our capabilities in aviation services, including flight operations, supply chain logistics, and other services. We are the prime contractor on this 10-year performance-based contract to globally operate and maintain the DoS fleet of fixed- and rotary-wing aircraft. We have full operational capability at all contract sites, which include Afghanistan, Iraq, Panama, Peru, Costa Rica and Patrick Air Force Base as well as support locations in Brevard County, Florida.

        We also completed the ramp-up of the 15-year, U.S. Air Force Landing Gear Performance-Based Logistics One program. Under the program, we are providing total supply chain management including purchasing, distribution and inventory control to support all landing gear components for the U.S. Air Force's fleet of C-130, KC-135 and E-3 aircraft.

        We also entered into an agreement to sell certain contracts and assets of our COCO business, which is classified as a discontinued operation. We expect the sale to close before the end of calendar 2019 and our exit of this business is consistent with the realignment of our strategy.

        Our long-term strategy continues to emphasize investing in the business as well as returning capital to shareholders. Over the past three years, we have returned $74.2 million to shareholders through common stock repurchases of $43.2 million and dividends of $31.0 million.

Business Trends and Outlook for Fiscal 2020

        Consolidated sales for fiscal 2019 increased $303.5 million or 17.4% over the prior year primarily due to an increase in sales of $284.8 million or 17.4% in our Aviation Services segment. This increase was driven by strong growth in our aviation supply chain activities including the INL/A WASS program, which achieved full operational capability in June 2018.

        For fiscal 2020, we expect to see continued strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers. We believe long-term aftermarket growth trends are favorable.

        We remain in a strong financial position to further execute on our strategy in fiscal 2020. Both our segments are executing on our many contract wins across the commercial and government markets. Our cash on hand plus unused capacities on our Revolving Credit Facility and accounts receivable financing program was $465 million at May 31, 2019. We expect to invest opportunistically in support of our businesses and customers. We continue to have the flexibility in our balance sheet to invest in our growth.

Results of Operations—Fiscal 2019 Compared with Fiscal 2018

        Sales and gross profit for our two business segments for the two years ended May 31, 2019 and 2018 were as follows:

	For the Year Ended May 31,
	2019	2018	% Change
Sales:
Aviation Services
Commercial	$1,342.3	$1,281.9	4.7%
Government and defense	578.3	353.9	63.4%

	$1,920.6	$1,635.8	17.4%

Expeditionary Services
Commercial	$31.6	$37.5	(15.7)%
Government and defense	99.6	75.0	32.8%

	$131.2	$112.5	16.6%

	For the Year Ended May 31,
	2019	2018	% Change
Gross Profit:
Aviation Services
Commercial	$195.4	$203.8	(4.1)%
Government and defense	117.9	71.5	64.9%

	$313.3	$275.3	13.8%

Expeditionary Services
Commercial	$3.0	$8.3	(63.9)%
Government and defense	13.2	11.0	20.0%

	$16.2	$19.3	(16.1)%

  Aviation Services Segment

        Sales in the Aviation Services segment increased $284.8 million or 17.4% over the prior year primarily due to a $224.4 million or 63.4% increase in sales to government and defense customers. The increase in sales to government and defense customers was primarily attributable to the INL/A WASS program, which achieved full operational capability in June 2018.

        During fiscal 2019, sales in this segment to commercial customers increased $60.4 million or 4.7% over the prior year. The increase was primarily due to increased demand in our supply chain activities.

        Changes in estimates and assumptions related to our programs accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In fiscal 2019, we recognized favorable and unfavorable cumulative catch-up adjustments of $8.0 million and $2.1 million, respectively, compared to favorable and unfavorable cumulative catch-up adjustments of $11.6 million and $8.0 million, respectively, in fiscal 2018. When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $5.9 million and $3.6 million for fiscal 2019 and 2018, respectively. These adjustments primarily relate to our long-term programs where we provide component inventory management and/or repair services.

        Cost of sales in Aviation Services increased $246.8 million or 18.1% over the prior year which was in line with the sales increase discussed above. Gross profit in the Aviation Services segment increased

$38.0 million or 13.8% over the prior year. Gross profit on sales to government and defense customers increased $46.4 million or 64.9% over the prior year primarily driven by the INL/A WASS program. The gross profit margin increased to 20.4% from 20.2% in the prior year primarily due to as a result of the mix of products and services sold.

        Gross profit in this segment on sales to commercial customers decreased $8.4 million or 4.1% from the prior year primarily driven by labor shortages in our MRO activities as we were not able to secure an adequate supply of labor to meet current demand from our customers. The gross profit margin on sales to commercial customers was 14.6% compared to 15.9% in the prior year with the decreased margin largely attributable to labor challenges at our airframe maintenance hangars.

  Expeditionary Services Segment

        Sales in the Expeditionary Services segment increased $18.7 million or 16.6% over the prior year primarily due to stronger demand for our mobility products. Gross profit in the Expeditionary Services segment decreased $3.1 million or 16.1% from the prior year and gross profit margin decreased to 12.3% from 17.2% both primarily as a result of the mix of products sold with lower sales volumes from our commercial customers.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $7.3 million over the prior year. As a percent of sales, selling, general and administrative expenses decreased to 10.5% from 11.9% in the prior year reflecting improved leverage of our existing cost structure to support the sales growth.

  Interest Expense

        Interest expense increased $1.5 million in fiscal 2019 as a result of higher interest rates on our Revolving Credit Facility.

  Income Taxes

        On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act") which significantly revised the U.S. corporate income tax system. The Tax Reform Act, among other things, reduced the corporate federal income tax rate to 21% from 35%, changed bonus depreciation regulations and limited deductions for executive compensation. The income tax rate reduction in the Tax Reform Act was effective January 1, 2018, which resulted in a blended federal statutory tax rate of 29.2% in fiscal 2018 and the fiscal 2019 federal statutory tax rate of 21.0%.

        In fiscal 2018, we re-measured our deferred tax assets and liabilities based on the tax rate at which they are expected to reverse in the future, which was either at a federal rate of 29.2% for reversals expected in fiscal 2018 or 21% for reversals in fiscal 2019 and subsequent years. During fiscal 2018, we recognized an income tax benefit of $14.1 million for the re-measurement impact from applying the provisions of the Tax Reform Act.

        Our fiscal 2019 effective income tax rate for continuing operations was 5.5% compared to 4.5% in the prior year. In addition to the Tax Reform Act impacts discussed above, we also recognized tax benefits of $5.1 million and $2.1 million in fiscal 2019 and 2018, respectively, related to the reversal of certain state valuation allowances based on the recoverability of the net operating losses and other state deferred tax assets. The effective income tax rate for fiscal 2019 also includes a benefit of $4.7 million related to the recognition of previously unrecognized uncertain tax positions and a tax benefit of $1.8 million related to tax provision to federal income tax return filing differences.

  Discontinued Operations

        During the third quarter of fiscal 2018, we decided to pursue the sale of our COCO business previously included in our Expeditionary Services segment. Due to this strategic shift, the assets, liabilities, and results of operations of our COCO business were reported as discontinued operations for all periods presented.

        Loss from discontinued operations was $76.6 million in fiscal 2019 compared to a loss of $58.1 million in the prior year. The increase of $18.5 million was primarily due to higher pre-tax impairment charges of $74.1 million in fiscal 2019 as compared to $64.0 million in fiscal 2018.

Results of Operations—Fiscal 2018 Compared with Fiscal 2017

        Sales and gross profit for our two business segments for the two years ended May 31, 2018 and 2017 were as follows:

	For the Year Ended May 31,
	2018	2017	% Change
Sales:
Aviation Services
Commercial	$1,281.9	$1,114.9	15.0%
Government and defense	353.9	370.5	(4.5)%

	$1,635.8	$1,485.4	10.1%

Expeditionary Services
Commercial	$37.5	$37.1	1.1%
Government and defense	75.0	68.3	9.8%

	$112.5	$105.4	6.7%

	For the Year Ended May 31,
	2018	2017	% Change
Gross Profit:
Aviation Services
Commercial	$203.8	$183.1	11.3%
Government and defense	71.5	62.9	13.7%

	$275.3	$246.0	11.9%

Expeditionary Services
Commercial	$8.3	$8.2	1.2%
Government and defense	11.0	9.2	19.6%

	$19.3	$17.4	10.9%

  Aviation Services Segment

        Sales in the Aviation Services segment increased $150.4 million or 10.1% over the prior year due to a $167.0 million or 15.0% increase in sales to commercial customers. The increase in sales to commercial customers was primarily attributable to higher volumes in aviation supply chain activities driven by new contract awards.

        During fiscal 2018, sales in this segment to government and defense customers decreased $16.6 million or 4.5% from the prior year. The decrease was primarily due to the wind-down of our KC-10 program.

        Changes in estimates and assumptions related to our programs accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In fiscal 2018, we recognized favorable and unfavorable cumulative catch-up adjustments of $11.6 million and $8.0 million, respectively, compared to favorable and unfavorable cumulative catch-up adjustments of $9.2 million and $0.7 million, respectively, in fiscal 2017. When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $3.6 million and $8.5 million for fiscal 2018 and 2017, respectively. These adjustments primarily relate to our long-term programs where we provide component inventory management and/or repair services.

        Cost of sales in Aviation Services increased $121.1 million or 9.8% over the prior year which was in line with the sales increase discussed above. Gross profit in the Aviation Services segment increased $29.3 million or 11.9% over the prior year. Gross profit on sales to commercial customers increased $20.7 million or 11.3% over the prior year primarily driven by the higher volumes in aviation supply chain activities. The gross profit margin on sales to commercial customers was 15.9% compared to 16.4% in the prior year and was largely attributable to labor challenges at our airframe maintenance hangars.

        Gross profit in this segment on sales to government and defense customers increased $8.6 million or 13.7% from the prior year primarily due to improved profitability on new contract awards including the start of our services on the INL/A WASS program on November 1, 2017. The gross profit margin increased to 20.2% from 17.0% primarily due to these new contract awards.

  Expeditionary Services Segment

        Sales in the Expeditionary Services segment increased $7.1 million or 6.7% over the prior year primarily due to stronger demand for our mobility products. Gross profit in the Expeditionary Services segment increased $1.9 million over the prior year primarily due to these higher volumes.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $29.1 million in fiscal 2018 or 16.3% from the prior year primarily attributable to supporting our sales growth, including increased personnel-related costs and business development activities.

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

        At May 31, 2019, our liquidity and capital resources included cash of $21.3 million and working capital of $595.0 million.

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

        Borrowings outstanding under the Revolving Credit Facility at May 31, 2019 were $120.0 million and there were approximately $20.1 million of letters of credit outstanding, which reduced the availability of the Revolving Credit Facility to $359.9 million. There are no other terms or covenants limiting the availability of the Revolving Credit Facility.

        As of May 31, 2019, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility including outstanding letters of credit of $11.6 million and foreign lines of credit of $9.5 million.

        On October 18, 2017, we entered into the Credit Agreement with the Canadian Imperial Bank of Commerce, as lender. The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two maintenance, repair, and overhaul facilities in Canada from Premier Aviation. The term loan is due in full at the expiration of the Credit Agreement on November 1, 2021 unless terminated earlier pursuant to the terms of the Credit Agreement. Interest is payable monthly on the term loan at the offered fluctuating Canadian Dollar Offer Rate plus 125 to 225 basis points based on certain financial measurements if a Bankers' Acceptances loan, or at the offered fluctuating Prime Rate plus 25 to 125 basis points based on certain financial measurements, if a Prime Rate loan.

        On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. ("Purchaser") for the sale, from time to time, of certain accounts receivable due from certain customers (the "Purchase Agreement"). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million. The term of the Purchase Agreement runs through February 22, 2020, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

        As of May 31, 2019 and 2018, we had sold $66.4 million and $61.2 million, respectively, of receivables to the Purchaser for which we had not yet collected payment from the customer via our role as servicer for the Purchaser's receivables. We have collected cash of $19.8 million and $10.5 million as of May 31, 2019 and 2018, respectively, which has been collected on behalf of the Purchaser and not yet remitted to the Purchaser. This cash collected was classified as Restricted cash on our Consolidated Balance Sheets.

        At May 31, 2019, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows—Fiscal 2019 Compared with Fiscal 2018

Cash Flows from Operating Activities

        Net cash provided from operating activities—continuing operations was $60.5 million in fiscal 2019 compared to $55.8 million in fiscal 2018. The increase of $4.7 million was primarily attributable to increased cash receipts on new government programs largely offset by increased investments in inventory and rotable assets to support sales growth.

Cash Flows from Investing Activities

        Net cash used in investing activities—continuing operations was $18.5 million in fiscal 2019 compared to $38.6 million in fiscal 2018. In fiscal 2018, we acquired the outstanding shares of two MRO facilities in Canada owned by Premier Aviation for approximately $24.8 million which included $22.9 million paid at closing.

Cash Flows from Financing Activities

        Net cash used in financing activities—continuing operations was $47.3 million in fiscal 2019 compared to cash provided by financing activities of $11.7 million in fiscal 2018. The additional cash used of $59.0 million was primarily attributable to increased debt service in fiscal 2019 which included the retirement of our industrial revenue bonds for $25 million. In addition, fiscal 2018 included the proceeds from a new term loan of $24.8 million to finance the acquisition of the two Canadian MRO facilities previously discussed.

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

Contractual Obligations and Off-Balance Sheet Arrangements

        A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2019 is as follows:

	Payments Due by Period
	Total	Due in Fiscal 2020	Due in Fiscal 2021	Due in Fiscal 2022	Due in Fiscal 2023	Due in Fiscal 2024	After Fiscal 2025
On Balance Sheet:
Bank borrowings	$120.0	$—	$—	$120.0	$—	$—	$—
Interest[1]	12.3	5.1	5.1	2.1	—	—	—
Off Balance Sheet:
Facilities and equipment operating leases	121.5	21.6	19.3	16.5	13.2	11.0	39.9
Purchase obligations[2]	384.6	322.3	53.8	7.8	0.6	0.1	—
Pension contribution[3]	1.6	1.6	—	—	—	—	—

Notes:

1
Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2019.

2
Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.

3
We anticipate contributing approximately $1.6 million to our pension plans during fiscal 2020 compared to contributions of $2.6 million in fiscal 2019.

4
The above table excludes any tax liability payments, including any payments related to unrecognized tax benefits.

        We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2019 was $31.7 million.

Critical Accounting Policies and Significant Estimates

        Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the Consolidated

Financial Statements. The most significant estimates made by management include those related to assumptions used in assessing goodwill impairment, adjustments to reduce the value of inventories and certain rotable assets, revenue recognition, allowance for doubtful accounts, and assumptions used in determining pension plan obligations. Accordingly, actual results could differ materially from those estimates. The following is a summary of the accounting policies considered critical by management.

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

        The accounting standards for goodwill allow for either a qualitative or quantitative approach for the annual impairment test. Under the qualitative approach, factors such as macroeconomic conditions, industry and market conditions and company-specific events or circumstances are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When the quantitative approach is utilized, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to recognize an impairment loss for the excess carrying value of the reporting unit's assets.

        In fiscal 2018, we performed an interim goodwill impairment test over our former Airlift reporting unit as a result of a decision to exit our COCO business. The COCO business was reclassified to discontinued operations and goodwill was allocated to the COCO business based on its relative fair value to the reporting unit. The fair value of the reporting unit was determined based on a combination of the expected net proceeds upon sale and a discounted cash flow analysis. As the fair value of the COCO business was below its carrying value, a goodwill impairment charge of $9.8 million was recorded in the third quarter of fiscal 2018.

        As of May 31, 2019, we had three reporting units, which included two in our Aviation Services segment (Aviation Supply Chain and Maintenance, Repair, and Overhaul) and one comprised of our Expeditionary Services segment, which were evaluated for impairment Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other.

        For our annual impairment test as of May 31, 2019, we utilized the qualitative assessment approach for all reporting units. Under this approach, we considered the overall industry and market conditions related to the aerospace and government/defense markets as well as conditions in the global capital markets. We also considered the long-term forecasts for each reporting unit, which incorporated specific opportunities and risks, working capital requirements, and capital expenditure needs.

        Upon completion of the annual qualitative analysis as of May 31, 2019 for our reporting units, we concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying values, and thus no impairment charge was recorded.

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

        Our performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to our customers. The majority of our sales from products are recognized at a point in time upon transfer of control to the customer, which generally occurs upon shipment. In connection with certain sales of products, we also provide logistics services, which include inventory management, replenishment, and other related services. The price of such services is generally included in the price of the products delivered to the customer, and revenues are recognized upon delivery of the product, at which point the customer has obtained control of the product. We do not account for these services separate from the related product sales as the services are inputs required to fulfill part orders received from customers.

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

        Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. These changes are primarily adjustments to the estimated profitability for our long-term programs where we provide component inventory management and/or repair services.

        Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

        We have elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our Consolidated Statements of Income, and are not considered a performance obligation to our customers. Our reported sales on our Consolidated Statements of Income are net of any sales or related non-income taxes. We also utilize the "as invoiced" practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

        We perform regular evaluations of customer payment experience, current financial condition, and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms. We also maintain trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.

        In fiscal 2019, we recognized a provision for doubtful accounts of $12.4 million related to the bankruptcy of a European airline customer. The provision consisted of impairment of non-current contract assets of $7.6 million, allowance for doubtful accounts of $3.3 million, and other liabilities of $1.5 million.

        In addition, we currently have past due accounts receivable owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia, Peru, and Poland. Our past due accounts receivable owed by these customers was $12.4 million as of May 31, 2019 which was net of allowance for doubtful accounts of $8.2 million.

Impairment of Long-Lived Assets

        We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying accounting standards addressing impairment of long-lived assets, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future sales volumes or lease rates, expected changes to cost structures, lease terms, residual values, market conditions, and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of long-lived assets. During the third quarter of fiscal 2019 and second quarter of fiscal 2018, we recognized pre-tax impairment charges of $74.1 million and $54.2 million, respectively, related to assets included in our COCO business, which is classified as a discontinued operation.

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

Pension Plans

        The projected benefit obligation for our benefit plans exceeds our plan assets by $19.3 million as of May 31, 2019. Our projected benefit obligation exceeds our plan assets for both our U.S. plans and for our Netherlands plan with the U.S. benefit plans underfunded by $9.2 million and the Netherlands plan underfunded by $10.1 million.

        The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

        AAR uses discount rates to measure our benefit obligation and net periodic benefit cost for our pension plans. We used a broad population of Aa-rated corporate bonds as of May 31, 2019 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum outstanding of $50.0 million. This population of bonds was narrowed from a broader universe of over 500 Moody's Aa-rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and the bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the domestic plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

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

New Accounting Pronouncements Adopted

        In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. This ASU requires excess tax benefits or deficiencies for share-based payments to be recorded in the period shares vest as income tax expense or benefit, rather than within equity. Effective with the adoption of this ASU, cash flows related to excess tax benefits are now included in operating activities and are no longer classified as a financing activity. We adopted this ASU on June 1, 2017 and recognized excess tax benefits of $2.7 million and $2.9 million as an income tax benefit in fiscal 2019 and 2018, respectively. We have also presented the excess tax benefits within operating activities in the Consolidated Statements of Cash Flows for fiscal 2019 and 2018. As permitted, we adopted the statement of cash flow presentation guidance on a prospective basis with no adjustments to fiscal 2017.

        In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension benefit cost in the same line item as other compensation costs for those related employees. Other components of net pension cost, including interest, expected return on plan assets, and actuarial gains and losses and settlement charges are to be presented outside of operating income. We adopted this ASU on June 1, 2018, which resulted in $1.0 million of pension income included in Other expense, net in the Consolidated Statement of Income for fiscal 2019. The Consolidated Statements of Income for fiscal years 2018 and 2017 were not restated as the non-service cost components of pension expense were not material to those fiscal years.

        In May 2014, the FASB issued ASC 606, which provides guidance for revenue recognition. ASC 606 superseded the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance.

        We adopted ASC 606 on June 1, 2018 using the modified retrospective method. Under that approach, prior periods were not restated and continue to be reported under the accounting standards in effect for those periods. We elected to use the practical expedient allowing for the application of ASC 606 only to contracts that were not completed as of June 1, 2018. We recognized the cumulative effect of initially applying ASC 606 as a decrease of $20.4 million to the opening balance of retained earnings as of June 1, 2018.

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

        We have reviewed our lease portfolio and are finalizing implementation of the necessary processes and systems to comply with the requirements of this new ASU. This included the selection and implementation of a third-party software solution to facilitate the accounting and reporting requirements of the new ASU.

        We will adopt this ASU in the first quarter of fiscal 2020 and apply it prospectively. We expect to elect the package of practical expedients, which permits us not to reassess under the new ASU our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we will implement accounting policy elections to not separate lease and non-lease components for both lessee and lessor relationships and not capitalize any leases with terms of less than twelve months on our Consolidated Balance Sheet.

        We expect to recognize operating lease liabilities with corresponding right-of-use assets of approximately the same amount based on the present value of the remaining lease payments over the lease term. We do not anticipate that adoption of the ASU will have a significant impact on our results of operations or cash flows.

        In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Reform Act. We continue to evaluate the impact of this ASU on our consolidated financial statements and expect to adopt this ASU in the first quarter of fiscal 2020.

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

        We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. A 10 percent increase in the average interest rate affecting our financial instruments, including the average outstanding balance of our debt obligations would not have had a significant impact on our pre-tax income during fiscal 2019.

        Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders' equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations during fiscal 2019.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AAR CORP.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 18, 2019 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers effective June 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and its subsequent amendments.

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

Chicago, Illinois July 18, 2019

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2019	2018	2017
	(In millions, except per share data)
Sales:
Sales from products	$1,124.3	$1,040.7	$944.8
Sales from services	927.5	707.6	646.0

	2,051.8	1,748.3	1,590.8

Costs and operating expenses:
Cost of products	915.0	840.5	787.5
Cost of services	807.3	613.2	539.9
Provision for doubtful accounts	15.8	0.5	2.1
Selling, general and administrative	215.4	208.1	179.0

	1,953.5	1,662.3	1,508.5

Operating income	98.3	86.0	82.3
Other expense, net	(0.8)	(0.9)	—
Interest expense	(9.5)	(8.0)	(5.3)
Interest income	1.0	0.1	0.1

Income from continuing operations before provision for income taxes	89.0	77.2	77.1
Provision for income taxes	4.9	3.5	25.1

Income from continuing operations	84.1	73.7	52.0
Income (Loss) from discontinued operations, net of tax	(76.6)	(58.1)	4.5

Net income	$7.5	$15.6	$56.5

Earnings per share—basic:
Earnings from continuing operations	$2.42	$2.14	$1.53
Earnings (Loss) from discontinued operations	(2.22)	(1.70)	0.13

Earnings per share—basic	$0.20	$0.44	$1.66

Earnings per share—diluted:
Earnings from continuing operations	$2.40	$2.11	$1.51
Earnings (Loss) from discontinued operations	(2.19)	(1.70)	0.13

Earnings per share—diluted	$0.21	$0.41	$1.64

Cash dividends declared per common share	$0.30	$0.30	$0.30

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended May 31,
	2019	2018	2017
	(In millions)
Net income	$7.5	$15.6	$56.5
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax	(2.4)	2.0	(0.6)
Unrecognized pension and post retirement costs, net of tax expense (benefit) of $(1.7) in 2019, $2.4 in 2018, and $2.8 in 2017	(6.5)	5.9	5.1

Total other comprehensive income (loss), net of tax	(8.9)	7.9	4.5

Comprehensive income (loss)	$(1.4)	$23.5	$61.0

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2019	2018
	(In millions, except share data)
Current assets:
Cash and cash equivalents	$21.3	$31.1
Restricted cash	19.8	10.5
Accounts receivable, net	197.8	202.0
Contract assets	59.2	—
Inventories	523.7	460.7
Rotable assets and equipment on or available for short-term lease	65.3	87.2
Assets of discontinued operations	29.2	125.0
Other current assets	36.2	26.2

Total current assets	952.5	942.7

Property, plant and equipment, at cost:
Land	4.5	4.5
Buildings and improvements	111.9	107.4
Equipment and furniture and fixtures	248.2	235.7

	364.6	347.6
Accumulated depreciation	(231.8)	(214.4)

	132.8	133.2

Other assets:
Goodwill	116.2	118.7
Intangible assets, net	22.2	27.8
Rotable assets supporting long-term programs	216.0	183.4
Other non-current assets	77.5	118.9

	431.9	448.8

	$1,517.2	$1,524.7

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2019	2018
	(In millions, except share data)
Current liabilities:
Accounts payable	187.8	170.0
Accrued liabilities	140.5	138.3
Liabilities of discontinued operations	29.2	25.0

Total current liabilities	357.5	333.3

Long-term debt	141.7	177.2
Deferred revenue on long-term contracts	83.8	35.8
Deferred tax liabilities	—	15.7
Other liabilities	28.3	26.4

	253.8	255.1

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	479.4	470.5
Retained earnings	709.8	733.2
Treasury stock, 10,512,974 and 10,585,165 shares at cost, respectively	(287.7)	(280.7)
Accumulated other comprehensive loss	(40.9)	(32.0)

Total equity	905.9	936.3

	$1,517.2	$1,524.7

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2018

(In millions)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, May 31, 2016	$44.9	$451.3	$681.6	$(267.6)	$(44.4)	$865.8
Net income	—	—	56.5	—	—	56.5
Cash dividends	—	—	(10.2)	—	—	(10.2)
Stock option activity	—	3.1	—	8.9	—	12.0
Restricted stock activity	0.3	6.4	—	(1.3)	—	5.4
Repurchase of shares	—	—	—	(19.8)	—	(19.8)
Other comprehensive income, net of tax	—	—	—	—	4.5	4.5

Balance, May 31, 2017	$45.2	$460.8	$727.9	$(279.8)	$(39.9)	$914.2
Net income	—	—	15.6	—	—	15.6
Cash dividends	—	—	(10.3)	—	—	(10.3)
Stock option activity	—	0.9	—	11.2	—	12.1
Restricted stock activity	0.1	8.8	—	1.0	—	9.9
Repurchase of shares	—	—	—	(13.1)	—	(13.1)
Other comprehensive income, net of tax	—	—	—	—	7.9	7.9

Balance, May 31, 2018	$45.3	$470.5	$733.2	$(280.7)	$(32.0)	$936.3
Cumulative effect adjustment upon adoption of ASC 606 on June 1, 2018	—	—	(20.4)	—	—	(20.4)
Net income	—	—	7.5	—	—	7.5
Cash dividends	—	—	(10.5)	—	—	(10.5)
Stock option activity	—	3.5	—	4.1	—	7.6
Restricted stock activity	—	5.4	—	(0.8)	—	4.6
Repurchase of shares	—	—	—	(10.3)	—	(10.3)
Other comprehensive loss, net of tax	—	—	—	—	(8.9)	(8.9)

Balance, May 31, 2019	$45.3	$479.4	$709.8	$(287.7)	$(40.9)	$905.9

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Year Ended May 31,
	2019	2018	2017
Cash flows provided from operating activities:
Net income	$7.5	$15.6	$56.5
Less: Income (Loss) from discontinued operations	(76.6)	(58.1)	4.5

Income from continuing operations	84.1	73.7	52.0
Adjustments to reconcile income to net cash provided from operating activities:
Depreciation and intangible amortization	42.8	40.5	35.7
Amortization of stock-based compensation	13.5	15.3	11.0
Provision for doubtful accounts	15.8	0.5	2.1
Deferred tax provision (benefit)	(5.0)	(12.9)	12.5
Gain on sale of product line	—	—	(2.6)
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(34.4)	35.4	(16.8)
Contract assets	(9.7)	—	—
Inventories	(80.9)	(25.8)	(23.3)
Rotable spares and equipment on or available for short-term lease	21.5	(16.6)	(3.1)
Rotable assets supporting long-term programs	(49.2)	(38.5)	(82.5)
Accounts payable	17.5	1.8	19.6
Accrued and other liabilities	22.9	8.0	6.5
Other	21.6	(25.6)	(24.6)

Net cash provided from (used in) operating activities—continuing operations	60.5	55.8	(13.5)
Net cash provided from operating activities—discontinued operations	6.9	8.5	35.3

Net cash provided from operating activities	67.4	64.3	21.8
Cash flows used in investing activities:
Property, plant and equipment expenditures	(17.4)	(22.0)	(25.2)
Proceeds from asset disposals	1.8	8.6	6.5
Payments for acquisitions	(2.3)	(22.9)	(12.5)
Other	(0.6)	(2.3)	(2.7)

Net cash used in investing activities—continuing operations	(18.5)	(38.6)	(33.9)
Net cash provided from (used in) investing activities—discontinued operations	(0.5)	(4.3)	3.8

Net cash used in investing activities	(19.0)	(42.9)	(30.1)
Cash flows provided by (used in) financing activities:
Short-term borrowings (repayments), net	(10.0)	(1.0)	21.0
Proceeds (Repayments) on long-term borrowings	(25.0)	24.8	(10.0)
Cash dividends	(10.5)	(10.3)	(10.2)
Purchase of treasury stock	(10.3)	(13.1)	(19.8)
Stock option exercises	8.5	11.6	8.5
Other	—	(0.3)	0.1

Net cash provided from (used in) financing activities—continuing operations	(47.3)	11.7	(10.4)
Net cash used in financing activities—discontinued operations	(1.4)	(1.7)	(1.7)

Net cash provided from (used in) financing activities	(48.7)	10.0	(12.1)

Effect of exchange rate changes on cash	(0.2)	(0.1)	(0.5)

Increase (Decrease) in cash and cash equivalents	(0.5)	31.3	(20.9)
Cash, cash equivalents, and restricted cash at beginning of year	41.6	10.3	31.2

Cash, cash equivalents, and restricted cash at end of year	$41.1	$41.6	$10.3

The accompanying notes to consolidated financial statements
are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

        AAR CORP. is a diversified provider of services and products to the worldwide commercial aviation and government and defense markets. Services and products include: aviation supply chain and parts support programs; customer fleet management and operations; maintenance, repair and overhaul of airframes, landing gear, and certain other airframe components; design and manufacture of specialized pallets, shelters, and containers; aircraft modifications and aircraft and engine sales and leasing. We serve commercial, government and defense aircraft fleet operators, original equipment manufacturers, and independent service providers around the world, and various other domestic and foreign military customers.

Principles of Consolidation

        The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

New Accounting Pronouncements Adopted

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. This ASU requires excess tax benefits or deficiencies for share-based payments to be recorded in the period shares vest as income tax expense or benefit, rather than within equity. Effective with the adoption of this ASU, cash flows related to excess tax benefits are now included in operating activities and are no longer classified as a financing activity. We adopted this ASU on June 1, 2017 and recognized excess tax benefits of $2.7 million and $2.9 million as an income tax benefit in fiscal 2019 and 2018, respectively. We have also presented the excess tax benefits within operating activities in the Consolidated Statements of Cash Flows for fiscal 2019 and 2018. As permitted, we adopted the statement of cash flow presentation guidance on a prospective basis with no adjustments to fiscal 2017.

        In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension benefit cost in the same line item as other compensation costs for those related employees. Other components of net pension cost, including interest, expected return on plan assets, and actuarial gains and losses and settlement charges are to be presented outside of operating income. We adopted this ASU on June 1, 2018, which resulted in $1.0 million of pension income included in Other expense, net in the Consolidated Statement of Income for fiscal 2019. The Consolidated Statements of Income for fiscal years 2018 and 2017 were not restated as the non-service cost components of pension expense were not material to those fiscal years.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), which provides guidance for revenue recognition. ASC 606 superseded the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition, and most industry-specific guidance.

        We adopted ASC 606 on June 1, 2018 using the modified retrospective method. Under that approach, prior periods were not restated and continue to be reported under the accounting standards in effect for

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

those periods. We elected to use the practical expedient allowing for the application of ASC 606 only to contracts that were not completed as of June 1, 2018. We recognized the cumulative effect of initially applying ASC 606 as a decrease of $20.4 million to the opening balance of retained earnings as of June 1, 2018.

        The impact of the adoption of ASC 606 on our Consolidated Balance Sheet was as follows:

	As of May 31, 2018	ASC 606 Adjustments	As of June 1, 2018
Accounts receivable, net	$202.0	$(31.4)	$170.6
Inventories	460.7	(17.3)	443.4
Contract assets—current	—	49.6	49.6
Other current assets	26.2	(0.9)	25.3
Other non-current assets	118.9	(19.0)	99.9
Accrued liabilities	138.3	9.1	147.4
Deferred tax liabilities	15.7	(6.6)	9.1
Deferred revenue on long-term contracts	35.8	(1.1)	34.7
Retained earnings	733.2	(20.4)	712.8

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        The impact of the ASC 606 adoption on our Consolidated Financial Statements as of May 31, 2019 and for the fiscal year ended May 31, 2019 were as follows:

	As of May 31, 2019
	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Accounts receivable, net	$197.8	$38.5	$236.3
Contract assets—current	59.2	(59.2)	—
Inventories	523.7	22.2	545.9
Other current assets	36.2	(0.4)	35.8
Other non-current assets	77.5	25.3	102.8
Accrued liabilities	140.5	(5.9)	134.5
Deferred tax liabilities	—	6.6	6.6
Deferred revenue on long-term contracts	83.8	5.2	89.0
Retained earnings	709.8	20.5	730.3

	Fiscal Year Ended May 31, 2019
	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Sales	$2,051.8	$(5.0)	$2,046.8
Cost of sales	1,722.3	(5.1)	1,717.2
Operating income	98.3	0.1	98.4
Provision for income taxes	4.9	—	4.9
Income from continuing operations	84.1	0.1	84.2

	Fiscal Year Ended May 31, 2019
	As Reported	ASC 606 Adjustments	Balances Excluding ASC 606
Cash flows provided from operating activities:
Net income	$7.5	$0.1	$7.6
Income from continuing operations	84.1	0.1	84.2
Accounts receivable	(34.4)	(7.1)	(41.5)
Contract assets	(9.7)	9.7	—
Inventories	(80.9)	(4.9)	(85.8)
Accrued and other liabilities	22.9	3.2	26.1
Other	21.6	(1.0)	20.6

Revenue Recognition for Fiscal 2019

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Our unit of accounting for revenue recognition is a performance obligation included in our customer contracts. A performance obligation reflects the distinct good or service that we must transfer to a customer. At contract inception, we evaluate if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations. In some cases, our contract with the customer is considered one performance obligation as it includes factors such as whether the good or service being provided is significantly integrated with other promises in the contract, whether the service provided significantly modifies or customizes another good or service or whether the good or service is highly interdependent or interrelated. If the contract has more than one performance obligation, we determine the standalone price of each distinct good or service underlying each performance obligation and allocate the transaction price based on their relative standalone selling prices.

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

        Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. These changes are primarily adjustments to the estimated profitability for our long-term programs where we provide component inventory management and/or repair services. For the fiscal year ended May 31, 2019, we recognized favorable and unfavorable cumulative catch-up adjustments of $8.0 million and $2.1 million, respectively.

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

        We have elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our Consolidated Statement of Income, and are not considered a performance obligation to our customers. Our reported sales on our Consolidated Statement of Income are net of any sales or related non-income taxes. We also utilize the "as invoiced" practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

Revenue Recognition for Fiscal 2018 and 2017

        Sales and related cost of sales for product sales are generally recognized upon shipment of the product to the customer. Our standard terms and conditions provide that title passes to the customer when the product is shipped to the customer. Sales of certain defense products are recognized upon customer acceptance, which includes transfer of title. Sales from services and the related cost of services are generally recognized when customer-owned material is shipped back to the customer. We have adopted this accounting policy because at the time the customer-owned material is shipped back to the customer, all services related to that material are complete as our service agreements generally do not require us to provide services at customer sites. Furthermore, serviced units are typically shipped to the customer immediately upon completion of the related services. Sales and related cost of sales for certain large airframe maintenance contracts and performance-based logistics programs are recognized by the percentage of completion method, based on the relationship of costs incurred to date to the estimated total costs. Net favorable cumulative catch-up adjustments recognized during fiscal 2018 and 2017 were $3.6 million and $8.5 million, respectively, resulting from changes to the estimated profitability of these contracts.

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

        Net contract assets and liabilities are as follows:

	May 31, 2019	June 1, 2018	Change
Contract assets—current	$59.2	$49.6	$9.6
Contract assets—non-current	17.0	12.9	4.1
Deferred revenue—current	(12.6)	(9.4)	(3.2)
Deferred revenue on long-term contracts	(83.8)	(34.7)	(49.1)

Net contract assets (liabilities)	$(20.2)	$18.4	$(38.6)

        Contract assets—non-current is reported within Other non-current assets, and Contract liabilities—current is reported within Accrued Liabilities on our Consolidated Balance Sheet. Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers. For the fiscal year ended May 31, 2019, we recognized as revenue the entire opening balance of our contract liabilities as the timing between customer payment and our performance of the services is a short period of time and generally no longer than three months.

Remaining Performance Obligations

        As of May 31, 2019, we had approximately $1.5 billion of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months, with the majority of the remaining balance recognized over the next three years. The amount of remaining performance obligations that is expected to be recognized as revenue beyond 12 months primarily relates to our long-term programs where we provide component inventory management and/or repair services.

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

        We perform regular evaluations of customer payment experience, current financial condition, and risk analysis. We may require collateral in the form of security interests in assets, letters of credit, and/or obligation guarantees from financial institutions for transactions executed on other than normal trade terms. We also maintain trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.

        In fiscal 2019, we recognized a provision for doubtful accounts of $12.4 million related to the bankruptcy of a European airline customer. The provision consisted of impairment of non-current contract assets of $7.6 million, allowance for doubtful accounts of $3.3 million, and other liabilities of $1.5 million.

        The change in our allowance for doubtful accounts was as follows:

	May 31,
	2019	2018	2017
Balance, beginning of year	$7.5	$4.9	$3.3
Provision charged to operations	15.8	0.5	2.1
Recoveries, deductions for accounts written off and other reclassifications	(7.3)	2.1	(0.5)

Balance, end of year	$16.0	$7.5	$4.9

Goodwill and Other Intangible Assets

        In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible.

        As of May 31, 2019, we had three reporting units, which included two in our Aviation Services segment (Aviation Supply Chain and Maintenance, Repair, and Overhaul) and one comprised of our Expeditionary Services segment. We utilized the qualitative assessment approach for all reporting units and concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at May 31, 2019, and thus no impairment charge was recorded.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Changes in the carrying amount of goodwill by segment for fiscal 2019 and 2018 are as follows:

	Aviation Services	Expeditionary Services	Total
Balance as of May 31, 2017	$86.3	$19.3	$105.6
Acquisition	12.5	—	12.5
Foreign currency translation adjustments	0.6	—	0.6

Balance as of May 31, 2018	99.4	19.3	118.7
Finalization of purchase price allocation	(1.0)	—	(1.0)
Foreign currency translation adjustments	(1.5)	—	(1.5)

Balance as of May 31, 2019	$96.9	$19.3	$116.2

        Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2019
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$25.5	$(15.6)	$9.9
Lease agreements	22.5	(14.0)	8.5
Other	3.4	(0.7)	2.7

	51.4	(30.3)	21.1
Unamortized intangible assets:
Trademarks	1.1	—	1.1

	$52.5	$(30.3)	$22.2

	May 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$26.3	$(13.9)	$12.4
Lease agreements	22.5	(12.6)	9.9
Other	11.2	(6.8)	4.4

	60.0	(33.3)	26.7
Unamortized intangible assets:
Trademarks	1.1	—	1.1

	$61.1	$(33.3)	$27.8

        Customer relationships are being amortized over 5-20 years and lease agreements are being amortized over 5-18 years. Amortization expense recorded during fiscal 2019, 2018 and 2017 was $3.9 million, $4.7 million, and $4.2 million, respectively. The estimated aggregate amount of amortization expense for

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

intangible assets in each of the next five fiscal years is $3.7 million in 2020, $3.7 million in 2021, $2.8 million in 2022, $2.3 million in 2023 and $2.1 million in 2024.

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

Financial Instruments and Concentrations of Market or Credit Risk

        Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	May 31,
	2019	2018
U.S. Government contracts:
Trade receivables	$28.7	$31.9
Unbilled receivables	31.7	13.4

	60.4	45.3
All other customers:
Trade receivables	92.5	96.2
Unbilled receivables	44.9	60.5

	137.4	156.7

	$197.8	$202.0

        In addition, we currently have past due accounts receivable owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia, Peru, and Poland. Our past due accounts receivable owed by these customers was $12.4 million as of May 31, 2019 which was net of allowance for doubtful accounts of $8.2 million.

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

        The following is a summary of inventories:

	May 31,
	2019	2018
Aircraft and engine parts, components and finished goods	$467.9	$383.5
Raw materials and parts	41.8	45.1
Work-in-process	14.0	32.1

	$523.7	$460.7

Rotable Assets and Equipment under Leases

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

        Future rent due to us under non-cancelable leases during each of the next five fiscal years is $29.4 million in 2020, $28.7 million in 2021, $28.2 million in 2022, $28.0 million in 2023, and $28.0 million in 2024.

Rotable Assets Supporting Long-Term Programs

        Rotable assets supporting long-term programs consist of rotable component parts used to support long-term supply chain programs. The assets are being depreciated on a straight-line basis over their estimated useful lives.

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

Investments

        Investments where we have the ability to exercise significant influence, but do not control the entity, are accounted for under the equity method of accounting. Significant influence generally exists if we have a 20% to 50% ownership interest in the investee. Our share of the net earnings or loss of our investees is included in operating income in our Consolidated Statements of Income since the activities of the investees are closely aligned with our operations. Equity investments in entities over which we do not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost.

        We evaluate our investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

        Our investments are classified in Other non-current assets on our Consolidated Balance Sheets. Distributions from joint ventures are classified as operating or investing activities in the Consolidated Statements of Cash Flows based upon an evaluation of the specific facts and circumstances of each distribution.

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

Supplemental Information on Cash Flows

        Supplemental information on cash flows is as follows:

	For the Year Ended May 31,
	2019	2018	2017
Interest paid	$8.8	$7.2	$4.4
Income taxes paid	7.0	17.0	12.7
Income tax refunds and interest received	6.4	0.1	1.3

        During fiscal 2019, treasury stock increased $7.0 million reflecting the repurchase of common shares of $10.3 million, restricted stock activity of $0.8 million partially offset by the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, of $4.1 million.

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

        We have reviewed our lease portfolio and are finalizing implementation of the necessary processes and systems to comply with the requirements of this new ASU. This included the selection and implementation of a third-party software solution to facilitate the accounting and reporting requirements of the new ASU.

        We will adopt this ASU in the first quarter of fiscal 2020 and apply it prospectively. We expect to elect the package of practical expedients, which permits us not to reassess under the new ASU our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we will implement accounting policy elections to not separate lease and non-lease components for both lessee and lessor relationships and not capitalize any leases with terms of less than twelve months on our Consolidated Balance Sheet.

        We expect to recognize operating lease liabilities with corresponding right-of-use assets of approximately the same amount based on the present value of the remaining lease payments over the lease term. We do not anticipate that adoption of the ASU will have a significant impact on our results of operations or cash flows.

        In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act (the "Tax Reform Act"). We continue to evaluate the impact of this ASU on our consolidated financial statements and expect to adopt this ASU in the first quarter of fiscal 2020.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Discontinued Operations

        Our Contractor-Owned, Contractor-Operated ("COCO") business completed certain contracts in the second quarter of fiscal 2018. As the aircraft supporting these contracts were not placed on new contracts, combined with the continued decline in operational tempo within the U.S. Department of Defense ("DoD") and an excess supply of aircraft assets in the market, we determined there was an impairment triggering event and tested the recoverability of our COCO assets. As a result, we recognized impairment and other charges of $54.2 million in the second quarter of fiscal 2018. The fair value of the aircraft and related assets was based on available market data for similar assets.

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

        On March 15, 2019, we signed an agreement to sell certain contracts and assets of our COCO business. We expect the sale to close before the end of calendar 2019. In conjunction with this agreement and other expected asset sales, we recognized an impairment charge in discontinued operations of $74.1 million during the third quarter of fiscal 2019 reflecting the expected net proceeds to be received upon the completion of the sale transactions.

        Discontinued operations also includes the results of our former metal machining operation, which was shutdown in the first quarter of fiscal 2017.

        No amounts for general corporate overhead or interest expense were allocated to discontinued operations during the periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to our continuing operations.

        Operating results for discontinued operations were comprised of the following:

	For the Year Ended May 31,
	2019	2018	2017
Sales	$95.8	$96.3	$176.9
Cost of sales	(106.1)	(101.4)	(165.1)
Asset impairments	(74.1)	(65.2)	—
Selling, general and administrative expenses	(12.1)	(11.8)	(16.1)

Operating loss from discontinued operations	(96.5)	(82.1)	(4.3)
Provision for income taxes (benefit)	(19.9)	(24.0)	(8.8)

Income (Loss) from discontinued operations	$(76.6)	$(58.1)	$4.5

        During the fourth quarter of fiscal 2017, we recognized an income tax benefit in discontinued operations of $6.7 million for an effective settlement of a previously reserved tax position.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2. Discontinued Operations (Continued)

        The carrying amounts of the major classes of assets and liabilities for our discontinued operations are as follows:

	May 31, 2019	May 31, 2018
Accounts receivable, net	$16.2	$14.7
Inventory, rotable assets, and equipment	7.5	106.1
Other assets	5.5	4.2

Assets of discontinued operations	$29.2	$125.0

Liabilities of discontinued operations	$29.2	$25.0

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

        During fiscal 2019 and 2018, we sold $744.2 million and $239.6 million, respectively, of receivables under the Purchase Agreement and remitted $729.7 million and $167.9 million, respectively, to the Purchaser on their behalf. As of May 31, 2019 and May 31, 2018, we had collected cash of $19.8 million and $10.5 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

        We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Consolidated Statements of Income. During fiscal 2019 and 2018, we incurred discounts on the sale of our receivables and other fees of $2.2 million and $0.9 million, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Financing Arrangements

Debt Outstanding

        A summary of the carrying amount of our debt is as follows:

	May 31,
	2019	2018
Revolving Credit Facility expiring November 1, 2021 with interest payable monthly	$120.0	$130.0
Term loan due November 1, 2021 with interest payable monthly	22.9	23.9
Industrial revenue bond (secured by property, plant and equipment) due August 1, 2018 with interest payable monthly	—	25.0
Capital lease obligations	—	—

Total debt	142.9	178.9
Current maturities of debt	—	—
Debt issuance costs, net	(1.2)	(1.7)

Long-term debt	$141.7	$177.2

        At May 31, 2019, our variable rate and fixed rate debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Financing Arrangements (Continued)

        The industrial revenue bond that matured on August 1, 2018 was classified as a long-term liability due to our intent and ability to refinance this bond on a long-term basis using our Revolving Credit Facility.

        Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At May 31, 2019, we were in compliance with the financial and other covenants in our financing agreements.

        Borrowing activity under the Revolving Credit Facility during fiscal 2019, 2018 and 2017 is as follows:

	For the Year Ended May 31,
	2019	2018	2017
Maximum amount borrowed	$287.0	$275.0	$217.0
Average daily borrowings	207.8	214.1	175.5
Average interest rate during the year	3.41%	2.52%	1.77%

        We also have $9.5 million available under foreign lines of credit.

5. Stock-Based Compensation

        We have granted stock-based awards under the AAR CORP. 2013 Stock Plan (the "2013 Stock Plan") and the AAR CORP. Stock Benefit Plan ("Stock Benefit Plan") each of which has been approved by our stockholders. No further awards will be made under the Stock Benefit Plan. Under the 2013 Stock Plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and are exercisable in three annual increments commencing one year after the date of grant. In addition to stock options, the 2013 Stock Plan also provides for the grant of time-based restricted stock awards and performance-based restricted stock awards. The number of performance-based awards earned, subject to vesting, is based on achievement of certain Company-wide or segment financial goals or stock price targets. The 2013 Stock Plan also provides for the grant of stock appreciation units and restricted stock units; however, to date, no such awards have been granted.

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

total of 3,089,000 shares under the 2013 Stock Plan. All future stock awards will be made under the 2013 Stock Plan. There were 1,556,114 shares available for grant under the 2013 Stock Plan as of May 31, 2019.

Stock Options

        During fiscal 2019, 2018, and 2017, we granted stock options with respect to 300,240 shares, 463,140 shares and 687,000 shares, respectively. The weighted average fair value per share of stock options granted during fiscal 2019, 2018 and 2017 was $13.60, $9.29 and $6.50, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Stock Options Granted In Fiscal Year
	2019	2018	2017
Risk-free interest rate	2.7%	1.8%	1.0%
Expected volatility of common stock	30.8%	31.7%	36.8%
Dividend yield	0.6%	0.9%	1.3%
Expected option term in years	4.5	4.3	4.0

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

        A summary of stock option activity for the three years ended May 31, 2019 consisted of the following (shares in thousands):

	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,082	$26.72	2,334	$23.02	2,096	$22.17
Granted	300	$47.84	463	$35.33	687	$24.10
Exercised	(571)	$25.56	(704)	$20.04	(396)	$20.07
Cancelled	(34)	$42.02	(11)	$29.50	(53)	$25.42

Outstanding at end of year	1,777	$30.37	2,082	$26.72	2,334	$23.02

Options exercisable at end of year	981	$25.28	883	$23.81	910	$21.97

        The total fair value of stock options that vested during fiscal 2019, 2018, and 2017 was $5.6 million, $4.9 million, and $3.5 million, respectively. The total intrinsic value of stock options exercised during fiscal 2019, 2018, and 2017 was $12.2 million, $14.2 million, and $4.7 million, respectively. The aggregate intrinsic value of options outstanding was $6.7 million and $37.4 million as of May 31, 2019 and 2018, respectively. The tax benefit realized from stock options exercised during fiscal 2019, 2018, and 2017 was $2.7 million,

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Stock-Based Compensation (Continued)

$2.9 million, and $1.2 million, respectively. Expense recognized in selling, general and administrative expenses for stock options during fiscal 2019, 2018, and 2017 was $4.1 million, $5.1 million, and $4.6 million, respectively. As of May 31, 2019, we had $4.2 million of unrecognized compensation expense related to stock options that will be amortized over an average period of 1.3 years.

Restricted Stock

        We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock. The performance-based awards are contingent upon the achievement of certain objectives, which generally include cumulative net income, average return on capital, and relative total shareholder return over a three-year performance period. During fiscal 2019, 2018, and 2017, we granted 43,680, 108,440, and 212,583 of performance-based restricted shares, respectively. Time-based restricted shares of 46,470, 24,425, and 39,100 were granted to executives and key employees during fiscal 2019, 2018, and 2017, respectively. We also award time-based restricted stock to our non-employee directors as part of their annual compensation. Time-based restricted shares of 29,128, 55,000, and 50,625 were granted to members of the Board of Directors during fiscal 2019, 2018, and 2017, respectively.

        The fair value of restricted shares is the market value of our common stock on the date of grant. Expense recognized in selling, general and administrative expenses for all restricted share programs during fiscal 2019, 2018, and 2017 was $9.4 million, $10.2 million, and $6.4 million, respectively.

        Restricted share activity during the fiscal 2019 was as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at May 31, 2018	684	$27.89
Granted	168	$40.83
Vested	(303)	$28.08
Forfeited	(17)	$40.67

Nonvested at May 31, 2019	532	$31.70

        As of May 31, 2019 we had $7.1 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 1.1 years.

6. Income Taxes

        On December 22, 2017, the Tax Reform Act was enacted which significantly revised the U.S. corporate income tax system. The Tax Reform Act, among other things, reduced the corporate federal income tax rate to 21% from 35%, changed bonus depreciation regulations and limited deductions for executive compensation. The income tax rate reduction in the Tax Reform Act was effective January 1, 2018 which resulted in a blended federal statutory tax rate of 29.2% in fiscal 2018.

        In fiscal 2018, we re-measured our deferred tax assets and liabilities based on the tax rate at which they are expected to reverse in the future, which was either at a federal rate of 29.2% for reversals expected in fiscal 2018 or 21% for reversals in fiscal 2019 and subsequent years. During fiscal 2018, we

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

recognized an income tax benefit of $14.1 million for the re-measurement impact from applying the provisions of the Tax Reform Act.

        The provision for income tax on income from continuing operations includes the following components:

	For the Year Ended May 31,
	2019	2018	2017
Current:
Federal	$4.8	$14.6	$9.3
State	0.1	0.1	0.2
Foreign	5.0	1.7	3.1

	9.9	16.4	12.6
Deferred	(5.0)	(12.9)	12.5

	$4.9	$3.5	$25.1

        The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 21.0% for fiscal 2019, 29.2% for fiscal 2018 and 35.0% for fiscal 2017 to income from continuing operations before provision for income taxes due to the following:

	For the Year Ended May 31,
	2019	2018	2017
Provision for income tax at the federal statutory rate	$18.7	$22.5	$27.0
Deferred tax re-measurement from the Tax Reform Act	—	(14.1)	—
Excess tax benefits from stock-based compensation	(2.7)	(2.9)	—
State net operating losses	(0.3)	1.3	5.7
Change in valuation allowance for state deferred tax assets	(6.9)	(3.4)	(5.7)
Effective settlement of prior tax positions	(4.7)	—	(2.2)
Other	0.8	0.1	0.3

Provision for income tax	$4.9	$3.5	$25.1

        Income before provision for income taxes includes the following components:

	For the Year Ended May 31,
	2019	2018	2017
Domestic	$68.9	$58.7	$57.7
Foreign	20.1	18.5	19.4

	$89.0	$77.2	$77.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes. Our deferred tax liabilities and assets consist of the following components:

	May 31,
	2019	2018
Deferred tax assets:
Employee benefits	$9.4	$9.7
State net operating losses	9.0	8.6
Deferred revenue	7.7	1.1
Inventory costs	4.9	15.9
Postretirement benefits	3.7	2.2
Other	4.8	4.2

Total deferred tax assets	39.5	41.7
Valuation allowance	(0.1)	(7.0)

Total deferred tax assets net of valuation allowance	39.4	34.7

Deferred tax liabilities:
Tangible and intangible assets	(36.1)	(50.2)
Other	(0.2)	(0.2)

Total deferred tax liabilities	(36.3)	(50.4)

Net deferred tax assets (liabilities)	$3.1	$(15.7)

        As of May 31, 2019, we have determined that the realization of our deferred tax assets is more likely than not and that a valuation allowance is not required except for certain state deferred tax assets, including net operating losses. The change in the valuation allowance was primarily the result of the expected utilization of a portion of these state net operating losses. Our net operating losses have carry forward periods that range from 5 to 20 years. Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the majority of the deferred tax assets. Our net deferred tax assets are included in Other non-current assets on our Consolidated Balance Sheet at May 31, 2019.

        Income tax receivable was $1.1 million and $1.0 million at May 31, 2019 and 2018, respectively, and was included in Other current assets on the Consolidated Balance Sheet.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	For the Year Ended May 31,
	2019	2018	2017
Balance, beginning of year	$4.4	$4.4	$12.9
Additions for tax positions of prior years	—	—	0.4
Effective settlement of prior tax position	(4.4)	—	(8.9)

Balance, end of year	$—	$4.4	$4.4

        The reserve for unrecognized tax benefits decreased primarily as a result of effective settlement of tax positions for prior tax years, which occurred upon the settlement of IRS examinations. Income tax expense in fiscal 2019 included a benefit of $4.4 million for these effective settlements. Income tax expense in fiscal 2017 included a benefit of $2.2 million and discontinued operations included a benefit of $6.7 million for these effective settlements.

        Fiscal years 2016 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

7. Earnings Per Share (Continued)

        The following tables provide a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2019 (shares in millions).

	For the Year Ended May 31,
	2019	2018	2017
Basic and Diluted EPS:
Income from continuing operations	$84.1	$73.7	$52.0
Less income attributable to participating shares	(0.4)	(0.6)	(0.5)

Income from continuing operations attributable to common shareholders	83.7	73.1	51.5
Income (Loss) from discontinued operations attributable to common shareholders	(76.6)	(58.1)	4.5

Net income attributable to common shareholders for earnings per share	$7.1	$15.0	$56.0

Weighted average common shares outstanding—basic	34.5	34.2	33.9
Additional shares from assumed exercise of stock options	0.4	0.4	0.4

Weighted average common shares outstanding—diluted	34.9	34.6	34.3

Earnings per share—basic:
Earnings from continuing operations	$2.42	$2.14	$1.53
Earnings (Loss) from discontinued operations	(2.22)	(1.70)	0.13

Earnings per share—basic	$0.20	$0.44	$1.66

Earnings per share—diluted:
Earnings from continuing operations	$2.40	$2.11	$1.51
Earnings (Loss) from discontinued operations	(2.19)	(1.70)	0.13

Earnings per share—diluted	$0.21	$0.41	$1.64

        At May 31, 2019 and 2017, respectively, outstanding options to purchase 273,400 and 11,200 shares of common stock were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the year then ended. At May 31, 2018, the average market price of our common shares was in excess of the exercise prices of all of our outstanding options.

8. Employee Benefit Plans

Defined Benefit Plans

        Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2019 was 4.46%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service and the plan was frozen in fiscal 2018.

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

        The change to our projected benefit obligation and the fair value of our plan assets for our pension plans was as follows:

	May 31,
	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$146.5	$145.4
Service cost	2.3	2.4
Interest cost	4.3	4.3
Participant contributions	0.4	0.4
Net actuarial loss (gain)	6.5	(2.3)
Benefits and administrative payments	(6.9)	(6.5)
Settlements	(0.6)	—
Plan change	—	0.7
Foreign currency translation adjustment	(3.3)	2.1

Projected benefit obligation at end of year	$149.2	$146.5

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$134.5	$118.8
Actual return on plan assets	2.8	11.6
Employer contributions	2.6	8.4
Participant contributions	0.4	0.4
Benefits and administrative payments, including settlements	(7.5)	(6.5)
Foreign currency translation adjustment	(2.9)	1.8

Fair value of plan assets at end of year	$129.9	$134.5

Funded status at end of year	$(19.3)	$(12.0)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	May 31,
	2019	2018
Other non-current assets	$—	$0.5
Accrued liabilities	(0.4)	(1.2)
Other liabilities	(18.9)	(11.3)

Funded status at end of year	$(19.3)	$(12.0)

        Amounts recognized in accumulated other comprehensive loss at May 31, 2019 and 2018, respectively, consisted of the following:

	May 31,
	2019	2018
Actuarial loss	$58.7	$50.5
Prior service credit	—	(0.1)

Total	$58.7	$50.4

        For all of our pension plans, both the projected benefit obligation and the accumulated benefit obligation are in excess of the individual plans' assets. The accumulated benefit obligation for all pension plans was $142.4 million and $140.2 million at May 31, 2019 and 2018, respectively.

Net Periodic Benefit Cost

        Pension expense charged to the Consolidated Statements of Income includes the following components:

	For the Year Ended May 31,
	2019	2018	2017
Service cost	$2.3	$2.4	$2.5
Interest cost	4.3	4.3	4.2
Expected return on plan assets	(7.1)	(7.3)	(6.5)
Curtailment	—	0.3	—
Settlements	0.1	—	—
Amortization of prior service credit	(0.1)	—	—
Recognized net actuarial loss	1.8	2.3	2.4

	$1.3	$2.0	$2.6

        The estimated amount of net actuarial loss to be amortized from accumulated other comprehensive loss into expense during fiscal 2020 is $2.0 million.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Assumptions

        The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted-average assumptions used in the measurement of our projected benefit obligations:

	May 31,
	2019	2018
Discount rate:
Domestic plans	3.67%	4.05%
International plan	1.50	1.90
Rate of compensation increase:
Domestic plans	n/a	n/a
International plans	3.00%	3.00%

        A summary of the weighted-average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended May 31,
	2019	2018	2017
Discount rate:
Domestic plans	4.05%	3.82%	3.83%
International plan	1.90	2.00	1.90
Expected long-term rate on plan assets:
Domestic plans	7.25%	7.25%	7.25%
International plan	3.60	4.00	4.00

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

Plan Assets

        The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,
			Target Asset Allocation
	2019	2018
Equity securities	59%	59%	45 - 75%
Fixed income securities	22	22	15 - 45%
Other	19	19	0 - 25%

	100%	100%

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974. The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2019. The use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks, and fund-of-funds hedge funds. The assets of the non-domestic plan are invested in funds-of-funds where each fund holds a portfolio of equity and fixed income mutual funds.

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

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2019:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
U.S. mutual funds	$31.1	$—	$—	$31.1
International mutual funds	8.4	—	—	8.4
Fixed income:
Government securities and corporate bond mutual funds	9.0	5.9	—	14.9
Funds-of-funds	—	53.0	7.9	60.9
Hedge funds	—	—	4.2	4.2
Insurance annuities	—	—	9.9	9.9
Cash and cash equivalents	0.5	—	—	0.5

Total investments	$49.0	$58.9	$22.0	$129.9

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

        The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2018:

	Level 1[1]	Level 2[2]	Level 3[3]	Total
Equity securities:
U.S. mutual funds	$32.8	$—	$—	$32.8
International mutual funds	10.4	—	—	10.4
Fixed income:
Government securities and corporate bond mutual funds	15.7	—	—	15.7
Funds-of-funds	—	53.6	7.7	61.3
Hedge funds	—	—	4.4	4.4
Insurance annuities	—		7.8	7.8
Cash and cash equivalents	2.1	—	—	2.1

Total investments	$61.0	$53.6	$19.9	$134.5

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

        The following table presents the reconciliation of Level 3 pension assets measured at fair value for the fiscal years ended May 31, 2019 and 2018:

	Hedge Funds	Fund-of- funds	Insurance Annuities	Total
Balance as of May 31, 2017	$6.8	$7.3	$—	$14.1
Purchases	—	—	7.8	7.8
Sales	(3.0)	—	—	(3.0)
Return on plan assets related to assets still held at May 31, 2018	0.6	0.4	—	1.0

Balance as of May 31, 2018	4.4	7.7	7.8	19.9
Purchases	—	—	2.1	2.1
Return on plan assets related to assets still held at May 31, 2019	(0.2)	0.2	—	—

Balance as of May 31, 2019	$4.2	$7.9	$9.9	$22.0

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

Future Benefit Payments and Funding

        The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
	2020	2021	2022	2023	2024	2025 to 2029
Estimated future pension payments	$6.8	$5.5	$6.0	$6.3	$5.9	$35.7

        Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. For our Netherlands pension plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $1.6 million to our pension plans during fiscal 2020.

Postretirement Benefits Other Than Pensions

        We provide health and life insurance benefits for certain eligible retirees. The postretirement plan is unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $0.4 million and $0.4 million as of May 31, 2019 and 2018, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Defined Contribution Plan

        The defined contribution plan is a profit sharing plan that is intended to qualify as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits. We may make matching contributions up to 5% of compensation as well as discretionary profit sharing contributions. Our contributions vest on a pro-rata basis during the first three years of employment. We also provide profit sharing benefits for certain executives and key employees to supplement the benefits provided by the defined contribution plan. Expense charged to the Consolidated Statements of Income for our matching contributions, including profit sharing contributions, was $11.4 million in fiscal 2019, $9.2 million in fiscal 2018 and $11.6 million in fiscal 2017 for these plans.

9. Accumulated Other Comprehensive Loss

        Changes in our accumulated other comprehensive loss ("AOCL") by component for each of the years in the three-year period ended May 31, 2019 were as follows (all amounts are net of tax):

	Currency Translation Adjustments	Pension Plans	Total
Balance as of June 1, 2016	$(1.1)	$(43.3)	$(44.4)
Other comprehensive loss before reclassifications	(0.6)	3.5	2.9
Amounts reclassified from AOCL	—	1.6	1.6

Total other comprehensive loss	(0.6)	5.1	4.5

Balance as of May 31, 2017	(1.7)	(38.2)	(39.9)
Other comprehensive income (loss) before reclassifications	2.0	4.2	6.2
Amounts reclassified from AOCL	—	1.7	1.7

Total other comprehensive income (loss)	2.0	5.9	7.9

Balance as of May 31, 2018	0.3	(32.3)	(32.0)
Other comprehensive income before reclassifications	(2.4)	(8.0)	(10.4)
Amounts reclassified from AOCL	—	1.5	1.5

Total other comprehensive income	(2.4)	(6.5)	(8.9)

Balance as of May 31, 2019	$(2.1)	$(38.8)	$(40.9)

10. Commitments and Contingencies

        On October 3, 2003, we entered into a sale-leaseback transaction whereby we sold and leased back a facility located in Garden City, New York. The lease is classified as an operating lease. Net proceeds from the sale of the facility were $14.0 million and the cost and related accumulated depreciation of the facility of $9.5 million and $4.6 million, respectively, were removed from the Consolidated Balance Sheet at the time of sale. The gain realized on the sale of $9.1 million has been deferred and is being amortized over the 20-year lease term. As of May 31, 2019 and 2018, the unamortized balance of the deferred gain was

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

10. Commitments and Contingencies (Continued)

approximately $2.0 million and $2.5 million, respectively, and is included in Other liabilities on the Consolidated Balance Sheets.

        In addition to the leases described above, we lease other facilities and equipment under agreements that are classified as operating leases. With the exception of a land lease for one of our airframe maintenance facilities which expires in 2108, our operating leases expire at various dates through 2034. Future minimum payments under all operating leases at May 31, 2019 are as follows:

2020	$21.6
2021	19.3
2022	16.5
2023	13.2
2024	11.0
2025 and thereafter	39.9

        Rental expense for facilities and equipment during fiscal years 2019, 2018, and 2017 was $25.9 million, $23.5 million, and $22.9 million, respectively.

        We enter into purchase obligations, which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $322.3 million in 2020, $53.8 million in 2021, $7.8 million in 2022, $0.6 in 2023 and $0.1 million in 2024.

        We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2019 was approximately $31.7 million which includes $11.6 million related to a guarantee of 40% of the outstanding debt of our Indian joint venture. We have recognized a current liability of $4.8 million based on the fair value of our guarantee obligation.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

11. Other Non-current Assets

        At May 31, 2019 and 2018, other non-current assets consisted of the following:

	May 31,
	2019	2018
Contract assets	$17.0	$39.0
Cash surrender value of life insurance	15.6	16.8
Assets under deferred compensation plan	10.4	35.7
Investments in joint ventures	12.3	7.6
License fees	7.2	10.6
Other	15.0	9.2

	$77.5	$118.9

Investments in Joint Ventures

        During fiscal 2018, we sold interests in two aircraft joint ventures, which were accounted for under the equity method of accounting. We received cash proceeds of $7.3 million and recognized a gain on the sale of $0.4 million.

        Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During fiscal 2019, 2018, and 2017, we were paid $0.4 million, $0.4 million, and $1.2 million, respectively, for such services.

        Our investments in joint ventures includes $6.3 million for our 40% ownership interest in our Indian joint venture with Indamer Aviation to develop and operate an airframe maintenance facility in India. The investment balance includes $4.8 million related to the guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture's debt. The Indian joint venture is accounted for using the equity method. In addition, each of the partners in the Indian joint venture have a loan to the joint venture proportionate to their equity ownership. We have a loan to the joint venture of $2.8 million as of May 31, 2019.

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

        In the first quarter of fiscal 2019, we re-aligned the composition of our operating segments to leverage the full breadth of our operational expertise in Aviation Services. Our government-owned, contractor-operated operations (which include the INL/A Worldwide Aviation Support Services ("INL/A WASS") program) were previously included in our Expeditionary Services segment and are now reported within our Aviation Services segment for all periods presented.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

13. Business Segment Information (Continued)

        The Expeditionary Services segment consists of primarily manufacturing operations with sales derived from the design and manufacture of pallets, shelters, and containers used to support the U.S. military's requirements for a mobile and agile force including engineering, design, and system integration services for specialized command and control systems. This segment also designs and manufactures advanced composite materials for commercial, business and military aircraft. Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

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

        Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2019	2018	2017
Net sales:
Aviation Services	$1,920.6	$1,635.8	$1,485.4
Expeditionary Services	131.2	112.5	105.4

	$2,051.8	$1,748.3	$1,590.8

	For the Year Ended May 31,
	2019	2018	2017
Gross profit:
Aviation Services	$313.3	$275.3	$246.0
Expeditionary Services	16.2	19.3	17.4

	$329.5	$294.6	$263.4

	May 31,
	2019	2018
Total assets:
Aviation Services	$1,346.8	$1,241.2
Expeditionary Services	94.7	94.8
Corporate and discontinued operations	75.7	188.7

	$1,517.2	$1,524.7

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

13. Business Segment Information (Continued)

	For the Year Ended May 31,
	2019	2018	2017
Capital expenditures:
Aviation Services	$15.1	$18.9	$15.0
Expeditionary Services	1.4	1.8	2.0
Corporate	0.9	1.3	8.2

Total continuing operations	17.4	22.0	25.2
Discontinued operations	0.5	5.0	8.4

	$17.9	$27.0	$33.6

	For the Year Ended May 31,
	2019	2018	2017
Depreciation and amortization:[1]
Aviation Services	$37.5	$34.6	$30.8
Expeditionary Services	4.1	4.6	5.0
Corporate	14.7	16.6	10.9

Total continuing operations	56.3	55.8	46.7
Discontinued operations	—	7.3	17.2

	$56.3	$63.1	$63.9

1
Includes amortization of stock-based compensation.

        The following table reconciles segment gross profit to income from continuing operations before provision for income taxes.

	For the Year Ended May 31,
	2019	2018	2017
Segment gross profit	$329.5	$294.6	$263.4
Provision for doubtful accounts	(15.8)	(0.5)	(2.1)
Selling, general and administrative	(215.4)	(208.1)	(179.0)
Other expenses	(0.8)	(0.9)	—
Interest expense	(9.5)	(8.0)	(5.3)
Interest income	1.0	0.1	0.1

Income from continuing operations before provision for income taxes	$89.0	$77.2	$77.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

13. Business Segment Information (Continued)

        The U.S. Department of Defense, U.S. Department of State, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years. Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2019	2018	2017
Aviation Services	$455.9	$241.3	$260.2
Expeditionary Services	90.3	63.0	61.3

	$546.2	$304.3	$321.5

Percentage of total sales	26.6%	17.4%	20.2%

        Sales across the major customer markets for each of our operating segments for the fiscal years ended May 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended May 31,
	2019	2018	2017
Aviation Services:
Commercial	$1,342.3	$1,281.9	$1,114.9
Government and defense	578.3	353.9	370.5

	$1,920.6	$1,635.8	$1,485.4

Expeditionary Services:
Commercial	$31.6	$37.5	$37.1
Government and defense	99.6	75.0	68.3

	$131.2	$112.5	$105.4

        Sales by type of product/service was as follows:

	For the Year Ended May 31,
	2019	2018	2017
Aviation supply chain	$1,395.2	$1,082.9	$998.7
Maintenance, repair and overhaul services	525.4	552.9	486.7
Mobility products	131.2	112.5	105.4

	$2,051.8	$1,748.3	$1,590.8

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

13. Business Segment Information (Continued)

  Geographic Data

        Sales by geographic region for the fiscal years ended May 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended May 31,
	2019	2018	2017
Aviation Services:
North America	$1,426.8	$1,131.4	$1,077.4
Europe/Africa	323.4	325.9	272.4
Other	170.4	178.5	135.6

	$1,920.6	$1,635.8	$1,485.4

Expeditionary Services:
North America	$124.1	$105.3	$101.0
Europe/Africa	5.8	6.9	4.3
Other	1.3	0.3	0.1

	$131.2	$112.5	$105.4

	May 31,
	2019	2018
Long-lived assets:
United States	$345.4	$393.1
Europe	108.7	103.3
Other	110.6	85.6

	$564.7	$582.0

        Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries) were approximately $661.8 million (32.3% of total sales), $694.0 million (39.7% of total sales) and $595.4 million (37.4% of total sales) in fiscal 2019, 2018 and 2017, respectively.

14. Legal Proceedings

        We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

Department of Justice Investigation

        The U.S. Department of Justice ("DoJ"), acting through the U.S. Attorney's Office for the Southern District of Illinois, is conducting an investigation of AAR Airlift Group, Inc. ("Airlift"), a wholly-owned subsidiary of AAR CORP., under the federal civil False Claims Act ("FCA"). The investigation relates to Airlift's performance of several contracts awarded by the U.S. Transportation Command concerning the operations and maintenance of rotary-wing and fixed-wing aircraft in Afghanistan and Africa, as well as several U.S. Navy contracts. In June 2018, the DoJ informed Airlift that part of the investigation was

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Legal Proceedings (Continued)

precipitated by a lawsuit filed under the qui tam provisions of the FCA by a former employee of Airlift. That lawsuit remains under seal. Airlift is cooperating with the DoJ investigation.

Self-Reporting of Potential Foreign Corrupt Practices Act Violations

        The Company retained outside counsel to investigate possible violations of the Company's Code of Conduct, the U.S. Foreign Corrupt Practices Act, and other applicable laws, relating to the Company's activities in Nepal and South Africa. Based on these investigations, we self-reported these matters to the DoJ, the U.S. Securities and Exchange Commission and the UK Serious Fraud Office. The Company will fully cooperate in any review by these agencies, although we are unable at this time to predict what action, if any, they may take.

15. Selected Quarterly Data (Unaudited)

        The unaudited selected quarterly data for fiscal years ended May 31, 2019 and 2018 is as follows:

Fiscal 2019

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales[1]	$466.3	$493.3	$529.5	$562.7	$2,051.8
Operating income	22.4	16.8	29.8	29.3	98.3
Income from continuing operations	18.9	11.2	27.4	26.6	84.1
Loss from discontinued operations[2]	(3.8)	(4.2)	(64.8)	(3.8)	(76.6)
Net income (loss)	15.1	7.0	(37.4)	22.8	7.5
Earnings (Loss) per share—basic:[3]
Continuing operations	0.54	0.32	0.79	0.77	2.42
Discontinued operations	(0.11)	(0.12)	(1.87)	(0.11)	(2.22)
Earnings per share—basic	0.43	0.20	(1.08)	0.66	0.20
Earnings (Loss) per share—diluted:[3]
Continuing operations	0.54	0.32	0.78	0.76	2.40
Discontinued operations	(0.11)	(0.12)	(1.86)	(0.11)	(2.19)
Earnings per share—diluted	0.43	0.20	(1.08)	0.65	0.21

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

15. Selected Quarterly Data (Unaudited) (Continued)

Fiscal 2018

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Sales[1]	$397.9	$420.6	$456.3	$473.5	$1,748.3
Operating income	17.1	21.8	24.3	22.8	86.0
Income from continuing operations	11.0	13.3	31.3	18.1	73.7
Loss from discontinued operations[4]	(0.4)	(35.8)	(15.8)	(6.1)	(58.1)
Net income	10.6	(22.5)	15.5	12.0	15.6
Earnings (Loss) per share—basic:[3]
Continuing operations	0.32	0.39	0.91	0.53	2.14
Discontinued operations	(0.01)	(1.05)	(0.46)	(0.18)	(1.70)
Earnings per share—basic	0.31	(0.66)	0.45	0.35	0.44
Earnings (Loss) per share—diluted:[3]
Continuing operations	0.32	0.38	0.90	0.52	2.11
Discontinued operations	(0.01)	(1.05)	(0.46)	(0.18)	(1.70)
Earnings per share—diluted	0.31	(0.67)	0.44	0.34	0.41

1
At the beginning of fiscal 2019, we adopted ASC 606 using a modified retrospective method and as a result, the comparative information has not been restated and is reported under accounting standards in effect for those years. See Note 1 for additional information.

2
On March 15, 2019, we signed an agreement to sell certain contracts and assets of our COCO business. In conjunction with this agreement and other expected asset sales, we recognized an impairment charge in discontinued operations of $74.1 million during the third quarter of fiscal 2019 reflecting the expected net proceeds to be received upon the completion of the sale transactions.

3
The earnings-per-share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings-per-share amounts does not necessarily equal the earnings per share for the year.

4
Loss from discontinued operations in fiscal 2018 includes pre-tax aircraft and other asset impairment charges of $54.2 million in the second quarter and a goodwill impairment charge of $9.8 million in the third quarter.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act"), as of May 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2019 due to material weaknesses related to (a) our controls over the existence of inventories included in our inventory cycle counting, (b) information technology general controls ("ITGCs"), and (c) controls over vendor payment information, as discussed below.

        We have concluded the material weakness related to our controls over inventory also existed as of May 31, 2018 after re-evaluating these controls in light of a Public Company Accounting Oversight Board inspection of our independent registered public accounting firm's audit of the year then ended. Notwithstanding the identified material weaknesses, management has concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (U.S. GAAP).

Management Report on Internal Control Over Financial Reporting

        Management of AAR CORP. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Act. The Company's internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems which are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 31, 2019 based on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our assessment, management concluded that our internal control over financial reporting was not effective as of May 31, 2019 because of the effects of the material weaknesses described below.

Controls over Inventory Cycle Counts

        Management did not design, implement and operate an effective control to verify the existence of inventories subject to the Company's cycle counting program. Specifically, a control was not effectively designed, implemented and operated to verify that all inventories that should be subject to the cycle count program were included and counted regularly. This control deficiency also existed in prior periods.

Information Technology and Safeguarding Controls

        Management did not maintain effective information technology general controls ("ITGCs") over IT applications, networks, operating systems and databases ("IT systems") that are relevant to the preparation of our financial statements. Specifically, the Company did not appropriately design, implement and operate (a) controls to restrict and monitor system access to appropriate Company personnel resulting in end-user and privileged access to IT systems that was not approved and, in some cases, not revoked on a timely basis in accordance with the Company's policies and (b) controls over changes to applications that are hosted by third-party service organizations. As a result of these ITGC deficiencies, certain automated controls that depend on the effective operation of the ITGCs and certain manual business process controls that are dependent upon the completeness and accuracy of information derived from affected IT systems across multiple financial reporting processes of the Company were also considered to be ineffective.

        The Company did not design, implement and operate effective controls over changes to its vendor data master file that are required to safeguard the Company's funds and prevent or timely detect unauthorized payments. This control deficiency also existed in prior periods.

        The material weaknesses described above arose because the Company did not have an effective continuous risk assessment process that successfully identified and assessed risks of misstatement, including risks of unauthorized acquisition, use or disposition of assets, to ensure controls were designed and implemented to respond to those risks. Additionally, the material weaknesses in ITGCs and vendor payment information also arose due to ineffective training of our resources in the areas of IT and cyber security and the use of third-party service organizations.

        These control deficiencies did not result in any identified misstatements to the consolidated financial statements as of and for the year ended May 31, 2019. However, the control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting.

        KPMG LLP, our independent registered public accounting firm, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of May 31, 2019. That report appears below following management's report and discussion.

Remediation Plan

        The Company is in the process of updating its continuous risk assessment process in order to timely identify and assess risks of material misstatement and ensure that the financial reporting processes and related internal controls are in place to respond to those risks in our financial reporting.

Controls Over Inventory Cycle Counts

        The Company's cycle count program had been previously designed to achieve a minimum cycle count coverage based on dollar value of inventory held at the end of the year. While our cycle counting covered a large portion of the Company's inventory in fiscal 2019, the design of our controls did not ensure that all inventory stocking locations were counted, resulting in material amounts of inventory being excluded from our cycle counts. As part of remediation, we are designing and implementing controls over our cycle counting program so that all inventory stocking locations are counted within a reasonable timeframe. We anticipate achieving full location-based cycle count coverage by August 31, 2019 with the material weakness remediated by the end of fiscal 2020.

Information Technology and Safeguarding Controls

        We have been implementing and continue to implement measures designed to ensure that control deficiencies contributing to the ITGC material weakness are remediated. These actions include establishing and improving policies, procedures and controls associated with end-user and privileged access to certain IT applications, additional training of IT personnel, and expansion of change management controls or other appropriate procedures related to third-party service organizations where timely and effective service organization audit reports are not available. We anticipate completing our remediation of the ITGC material weakness by the end of fiscal 2020.

        We are taking a number of steps to address the deficiencies related to controls over changes to the vendor data master file. Among others, we are implementing a new process and controls over vendor set-up and maintenance to facilitate appropriate monitoring and approval of changes made to our vendor data master file. In addition, we are enhancing training of our employees to increase awareness around IT and cyber-security threats. We have also created and filled the position of Chief Information Security Officer.

        The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

        Effective June 1, 2018, we adopted the new revenue standard under ASC 606 using the modified retrospective method of adoption. We have implemented certain changes to our internal controls over financial reporting to support the reporting and disclosure requirements of the new revenue standard. Except for our internal control changes related to ASC 606 and the identification of and ongoing remediation of the material weaknesses described above (some of which occurred in early periods), there were no changes in our internal control over financial reporting during the three-month period ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AAR CORP.:

Opinion on Internal Control Over Financial Reporting

        We have audited AAR CORP.'s and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated July 18, 2019 expressed an unqualified opinion on those consolidated financial statements.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in management's assessment related to the ineffective design, implementation and operation of (i) internal controls over the existence of inventories subject to the Company's cycle counting program; (ii) information technology general controls (ITGCs) over IT applications, networks, operating systems and databases that are relevant to the preparation of the Company's financial statements; and (iii) internal controls over changes to the Company's vendor data master file that are required to safeguard the Company's funds and prevent or timely detect unauthorized payments. The material weaknesses described above arose because the Company did not have an effective continuous risk assessment process that successfully identified and assessed risks of misstatement, including risks of unauthorized acquisition, use or disposition of assets, to ensure controls were designed and implemented to respond to those risks. Additionally, the material weaknesses in ITGCs and vendor payment information also arose due to ineffective training of Company resources in the areas of IT and cyber security and the use of third-party service organizations.

        The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
July 18, 2019

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption "Information about Our Director Nominees and Our Continuing Directors" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

        The information required by this item regarding the Executive Officers of the Company appears under the caption "Supplemental Item: Executive Officers of the Registrant" following Part I, Item 4 above.

        The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption "Delinquent Section 16(a) Reports" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

        The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an "audit committee financial expert" is incorporated by reference to the information contained under the caption "the Board's Role and Responsibilities—Role and Responsibilities of the Board Committees" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

        The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption "Board Practices and Policies—Code of Business Ethics and Conduct" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption "Our Strategy—Director Nominations and Qualifications" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information contained under the following captions: (a) "Executive Compensation—Compensation Committee Fiscal 2019 Report on Executive Compensation," (b) "Executive Compensation—Compensation Discussion and Analysis," (c) "Executive Compensation—Summary Compensation Table," (d) "Executive Compensation—Fiscal 2019 Grants of Plan-Based Awards," (e) "Executive Compensation—Outstanding Equity Awards at Fiscal 2019 Year End," (f) "Executive Compensation—Fiscal 2019 Option Exercises and Stock Vested," (g) "Executive Compensation—Retirement Plan," (h) "Executive Compensation—Non-Qualified Deferred Compensation (SKERP)," (i) "Executive Compensation—Tables of Potential Payments Upon a Termination of Employment or Change-in-Control of the Company," (j) "Director Compensation—Director Compensation Table," and (k) "Director Compensation—Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption "Stock Ownership Information" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

        The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the information contained under the captions "Our Strategy—Director Independence" and "Board Practices and Policies—Related Person Transaction Policy" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the information contained under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

        Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2)    Financial Statement Schedules

        All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

(a)(3)    Exhibits

        Management contracts and compensatory arrangements have been marked with an asterisk (*) on the Exhibit Index which is contained below:

	Index		Exhibits
3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation.[6]
		3.2	By-Laws, as amended and restated through July 9, 2008[14] and as amended July 9, 2018.[39]
4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).
		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).
		4.3	Form of 2.25% Convertible Senior Note due 2016.[12]
		4.4	Indenture for 2.25% Convertible Senior Notes due 2016 between AAR CORP. and U.S. Bank National Association, as trustee, dated as of February 11, 2008.[12]
		4.5	Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[17]
		4.6	Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010.[17]

	Index		Exhibits
		4.7	Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto,[18] as amended August 26, 2011 and October 13, 2011,[20] and as further amended on April 8, 2013 and April 24, 2013[21] and as further amended on March 24, 2015[27] and as further amended on November 1, 2016[29] and as further amended on February 28, 2018.[31]
4.8
Indenture dated as of February 14, 2014 governing $30,000,000 of 1.75% Convertible Senior Notes due 2016, by and between AAR CORP., as Issuer, and U.S. National Bank National Association, as Trustee.[22]
		4.9	Form of 1.75% Convertible Senior Notes due 2016.[25]
		4.10	Description of Common Stock (filed herewith)
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.
10.	Material Contracts	10.1*
Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001,[3] as amended June 27, 2003,[4] May 5, 2005, [7] July 12, 2005,[8] June 23, 2006,[10] January 23, 2007, [10] January 27, 2007,[13] and July 11, 2011.[19]
		10.2*	AAR CORP. Directors' Retirement Plan, dated April 14, 1992,[1] amended May 26, 2000 and April 10, 2001.[2]
		10.3*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective July 10, 2017[32] and as amended January 1, 2019 (filed herewith).
		10.4*	AAR CORP. Nonemployee Directors' Deferred Compensation Plan, as Amended and Restated effective July 10, 2017 (filed herewith).
		10.5	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC.[5]

Index		Exhibits
	10.6	Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC.[5]
	10.7	Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of December 19, 2015.[28]
	10.8*	Form of Non-Employee Director Non-Qualified Stock Option Agreement.[24]
	10.9*	Form of Fiscal 2020 Director Restricted Stock Agreement (filed herewith).
	10.10*	Form of Split Dollar Insurance Agreement.[9]
	10.11	Confirmation of OTC Convertible Note Hedge Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[11]
	10.12	Confirmation of OTC Warrant Transaction for 2016 Notes, dated February 5, 2008, by and between AAR CORP., and Merrill Lynch Financial Markets, Inc.[11]
	10.13*	Form of Directors' and Officers' Indemnification Agreement.[15]
	10.14*	Employment Agreement dated as of April 18, 2017 between Registrant and David P. Storch.[16]
	10.15*	Form of Policy for Recoupment of Incentive Compensation.[23]
	10.16*	Section 162(m) Annual Cash Incentive Plan.[28]
	10.17*	AAR CORP. 2013 Stock Plan.[28] and as amended July 11, 2016.[30]
	10.18*	Amended and Restated Severance and Change in Control Agreement dated as of October 11, 2017 between AAR CORP. and Robert J. Regan.[33]
	10.19*	Severance and Change in Control Agreement dated as of January 7, 2019 between AAR CORP. and Sean M. Gillen (filed herewith).

	Index		Exhibits
		10.20	Credit Agreement among AAR CORP., as parent guarantor, AAR Canada Holdings ULC, as borrower, and Canadian Imperial Bank of Commerce, as lender, dated as of October 18, 2017.[34]
		10.21	Purchase Agreement dated February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer.[35]
		10.22	First Amendment to Purchase Agreement dated as of May 22, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer.[36]
		10.23*	Retirement Agreement dated May 24, 2018 between AAR CORP. and David P. Storch.[36]
		10.24*	Post-Retirement Agreement dated May 24, 2018 between AAR CORP. and David P. Storch,[36] as amended May 31, 2019[38] and July 11, 2019 (filed herewith).
		10.25*	Amended and Restated Employment Agreement dated as of May 24, 2018 between AAR CORP. and John M. Holmes.[36]
		10.26*	Form of AAR CORP. Fiscal 2019 Short-Term Incentive Plan.[37]
		10.27*	Form of AAR CORP. Fiscal 2019 Non-Qualified Stock Option Agreement.[37]
		10.28*	Form of AAR CORP. Fiscal 2019 Restricted Stock Agreement.[37]
		10.29*	Form of AAR CORP. Fiscal 2019 Performance Restricted Stock Agreement.[37]
21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith).
23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated July 18, 2019 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

	Index		Exhibits
		31.2	Section 302 Certification dated July 18, 2019 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Rule 13a-14(b)/15d-14(b) Certifications	32.1	Section 906 Certification dated July 18, 2019 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).
		32.2	Section 906 Certification dated July 18, 2019 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).
101.	Interactive Data File	101
			The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2019 and 2018, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2019, 2018 and 2017 (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2019, 2018 and 2017, (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2019 and (vi) Notes to Consolidated Financial Statements.**

Notes:

**
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

35
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 28, 2018.

36
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated May 25, 2018.

37
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q dated September 27, 2018.

38
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated June 4, 2019.

39
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated July 13, 2018.

ITEM 16.    FORM 10-K SUMMARY

        Not applicable.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AAR CORP. (Registrant)
Date: July 18, 2019	BY:	/s/ JOHN M. HOLMES John M. Holmes President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. HOLMES John M. Holmes	President and Chief Executive Officer; Director (Principal Executive Officer)
/s/ SEAN M. GILLEN Sean M. Gillen	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ERIC S. PACHAPA Eric S. Pachapa	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ DAVID P. STORCH David P. Storch	Chairman of the Board; Director
/s/ ANTHONY K. ANDERSON Anthony K. Anderson	Director
/s/ NORMAN R. BOBINS Norman R. Bobins	Director
/s/ MICHAEL R. BOYCE Michael R. Boyce	Director
/s/ JAMES E. GOODWIN James E. Goodwin	Director	July 18, 2019
/s/ PATRICK J. KELLY Patrick J. Kelly	Director
/s/ DUNCAN J. MCNABB Duncan J. McNabb	Director
/s/ PETER PACE Peter Pace	Director
/s/ JENNIFER L. VOGEL Jennifer L. Vogel	Director
/s/ MARC J. WALFISH Marc J. Walfish	Director
/s/ RONALD B. WOODARD Ronald B. Woodard	Director