Form 10-Q
period 2019-08-31
AAR CORP
filed 2019-09-26
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ⌧ No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ⌧ No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ⌧

As of August 31, 2019 there were 34,970,316 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2019

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2019 and May 31, 2019

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2019	2019
	(Unaudited)
Current assets:
Cash and cash equivalents	$39.9	$21.3
Restricted cash	18.1	19.8
Accounts receivable, less allowances of $17.7 and $16.0, respectively	197.3	197.8
Contract assets	62.0	59.2
Inventories	553.6	523.7
Rotable assets and equipment on or available for short-term lease	62.5	65.3
Assets of discontinued operations	41.7	29.2
Other current assets	46.5	36.2
Total current assets	1,021.6	952.5

Property, plant and equipment, net of accumulated depreciation of $235.6 and $231.8 respectively	132.7	132.8

Other assets:
Goodwill	115.8	116.2
Intangible assets, net of accumulated amortization of $16.7 and $30.3, respectively	13.0	22.2
Operating lease right-of-use assets, net	93.0	—
Rotable assets supporting long-term programs	225.2	216.0
Other non-current assets	81.8	77.5
	528.8	431.9
	$1,683.1	$1,517.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2019 and May 31, 2019

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2019	2019
	(Unaudited)
Current liabilities:
Accounts payable	$212.8	$187.8
Accrued liabilities	128.7	140.5
Liabilities of discontinued operations	54.9	29.2
Total current liabilities	396.4	357.5

Long-term debt	202.2	141.7
Operating lease liabilities	74.7	—
Deferred revenue on long-term contracts	75.6	83.8
Other liabilities	24.7	28.3
	377.2	253.8

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	476.0	479.4
Retained earnings	713.8	709.8
Treasury stock, 10,330,470 and 10,512,974 shares at cost, respectively	(284.8)	(287.7)
Accumulated other comprehensive loss	(40.8)	(40.9)
Total equity	909.5	905.9
	$1,683.1	$1,517.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2019 and 2018

(Unaudited)

(In millions, except share data)

	Three Months Ended
	August 31,
	2019	2018
Sales:
Sales from products	$275.1	$257.3
Sales from services	266.4	209.0
	541.5	466.3
Cost and operating expenses:
Cost of products	220.1	209.6
Cost of services	239.8	185.5
Provision for doubtful accounts	0.7	0.6
Selling, general and administrative	58.1	48.2
	518.7	443.9
Operating income	22.8	22.4
Other income (expense), net	(0.2)	0.4
Interest expense	(2.2)	(2.1)
Interest income	0.1	0.5
Income from continuing operations before provision for income taxes	20.5	21.2
Provision for income taxes	3.4	2.3
Income from continuing operations	17.1	18.9
Loss from discontinued operations, net of tax	(12.7)	(3.8)
Net income	$4.4	$15.1

Earnings per share - basic:
Earnings from continuing operations	$0.49	$0.54
Loss from discontinued operations	(0.37)	(0.11)
Earnings per share - basic	$0.12	$0.43

Earnings per share - diluted:
Earnings from continuing operations	$0.49	$0.54
Loss from discontinued operations	(0.36)	(0.11)
Earnings per share - diluted	$0.13	$0.43

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2019 and 2018

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2019	2018
Net income	$4.4	$15.1
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments	(0.1)	(0.5)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0.1	0.2	0.3
Other comprehensive income (loss), net of tax	0.1	(0.2)
Comprehensive income	$4.5	$14.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2019 and 2018

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2019	2018
Cash flows used in operating activities:
Net income	$4.4	$15.1
Less: Loss from discontinued operations	12.7	3.8
Income from continuing operations	17.1	18.9
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and intangible amortization	10.8	10.1
Amortization of stock-based compensation	4.3	4.0
Provision for doubtful accounts	0.7	0.6
Deferred tax provision	1.4	1.9
Changes in certain assets and liabilities:
Accounts receivable	(0.6)	(21.3)
Contract assets	(2.7)	0.9
Inventories	(30.0)	(24.5)
Rotable spares and equipment on or available for short-term lease	2.8	6.3
Rotable assets supporting long-term programs	(13.8)	(7.9)
Accounts payable	24.8	10.1
Accrued and other liabilities	(19.8)	(34.6)
Other	(25.1)	2.6
Net cash used in operating activities – continuing operations	(30.1)	(32.9)
Net cash provided from operating activities – discontinued operations	(2.3)	5.9
Net cash used in operating activities	(32.4)	(27.0)
Cash flows used in investing activities:
Property, plant and equipment expenditures	(4.5)	(4.2)
Other	1.0	(0.5)
Net cash used in investing activities – continuing operations	(3.5)	(4.7)
Net cash used in investing activities – discontinued operations	—	(0.3)
Net cash used in investing activities	(3.5)	(5.0)
Cash flows provided from financing activities:
Short-term borrowings, net	60.0	57.0
Repayments on long-term borrowings	—	(25.0)
Cash dividends	(2.9)	(2.7)
Stock compensation activity	(4.3)	6.5
Net cash provided from financing activities – continuing operations	52.8	35.8
Net cash used in financing activities – discontinued operations	—	(0.5)
Net cash provided from financing activities	52.8	35.3
Effect of exchange rate changes on cash	—	(0.1)
Increase in cash and cash equivalents	16.9	3.2
Cash, cash equivalents, and restricted cash at beginning of period	41.1	41.6
Cash, cash equivalents, and restricted cash at end of period	$58.0	$44.8

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2019 and 2018

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2019	$45.3	$479.4	$709.8	$(287.7)	$(40.9)	$905.9
Cumulative effect adjustment upon adoption of ASC 842 on June 1, 2019	—	—	2.5	—	—	2.5
Net income	—	—	4.4	—	—	4.4
Cash dividends	—	—	(2.9)	—	—	(2.9)
Stock option activity	—	0.9	—	1.8	—	2.7
Restricted stock activity	—	(4.3)	—	1.1	—	(3.2)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance, August 31, 2019	$45.3	$476.0	$713.8	$(284.8)	$(40.8)	$909.5

Balance, May 31, 2018	$45.3	$470.5	$733.2	$(280.7)	$(32.0)	$936.3
Cumulative effect adjustment upon adoption of ASC 606 on June 1, 2018	—	—	(20.4)	—	—	(20.4)
Net income	—	—	15.1	—	—	15.1
Cash dividends	—	—	(2.7)	—	—	(2.7)
Stock option activity	—	0.7	—	2.2	—	2.9
Restricted stock activity	—	(1.4)	—	(0.5)	—	(1.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Balance, August 31, 2018	$45.3	$469.8	$725.2	$(279.0)	$(32.2)	$929.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1 – Basis of Presentation

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our,” unless the context indicates otherwise. The accompanying Condensed Consolidated Financial Statements include the accounts of AAR and its subsidiaries after elimination of intercompany accounts and transactions.

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of May 31, 2019 has been derived from audited financial statements. To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of August 31, 2019, the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statement of Changes in Equity for the three-month periods ended August 31, 2019 and 2018. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which amended the existing accounting standards for lease accounting. ASC 842 requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most lease arrangements, including those classified as operating leases. In addition, ASC 842 requires new qualitative and quantitative disclosures about our leasing activities.

We adopted ASC 842 on June 1, 2019 using the modified retrospective transition approach. Under that approach, prior periods have not been restated and continue to be reported under the accounting standards in effect for those periods. A discussion of our revised accounting policy for leases is included in Note 10.

We have elected the package of practical expedients, which must be elected as a package and applied consistently to all leases. This package permits us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we have elected the practical expedients to not separate lease and non-lease components for both lessee and lessor relationships and to not apply the recognition requirements to leases with terms of less than twelve months.

Upon adoption of ASC 842 on June 1, 2019, we recognized operating lease right-of-use assets of $123.2 million and operating lease liabilities of $116.8 million on our Condensed Consolidated Balance Sheet. These amounts included operating lease right-of-use assets of $26.6 million and operating lease liabilities of $25.3 million related to our discontinued operations. In addition, we recognized the remaining unamortized deferred gains of $2.5 million, net of tax, associated with sale-leaseback transactions as a cumulative effect adjustment to the opening balance of retained earnings as of June 1, 2019.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

The adoption of ASC 842 did not have a material impact on the Condensed Consolidated Statements of Income or Cash Flows.

The impact of the adoption of ASC 842 on our Condensed Consolidated Balance Sheet was as follows:

	As of	ASC 842	As of
	May 31, 2019	Adjustments	June 1, 2019
Assets of discontinued operations	$29.2	$26.6	$55.8
Other current assets	36.2	(0.5)	35.7
Intangible assets, net	22.2	(8.5)	13.7
Operating lease right-of-use assets	—	96.6	96.6
Other non-current assets	77.5	(1.8)	75.7
Accrued liabilities	140.5	10.0	150.5
Liabilities of discontinued operations	29.2	25.3	54.5
Operating lease liabilities	—	77.7	77.7
Other liabilities	28.3	(3.1)	25.2
Retained earnings	709.8	2.5	712.3

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits the reclassification of tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”) to retained earnings. The FASB made the reclassification optional and we did not exercise the option to reclassify the stranded tax effects caused by the Tax Reform Act.

New Accounting Pronouncements Not Yet Adopted

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

Note 2 – Discontinued Operations

During the third quarter of fiscal 2018, we decided to pursue the sale of our Contractor-Owned, Contractor-Operated (“COCO”) business previously included in our Expeditionary Services segment. Due to this strategic shift, the assets, liabilities, and results of operations of our COCO business have been reported as discontinued operations for all periods presented.

During the fourth quarter of fiscal 2019, we signed an agreement to sell certain contracts and assets of our COCO business. In conjunction with this agreement and other expected asset sales, we recognized an impairment charge in discontinued operations of $74.1 million during the third quarter of fiscal 2019 reflecting the expected net proceeds to be received upon the completion of the sale transactions. In fiscal 2020, we signed an agreement to sell the remaining operating contract of the business and recognized an impairment charge of $11.8 million in the first quarter of fiscal 2020 related to the disposal of the remaining COCO assets. We expect both sale agreements to close before the end of calendar 2019.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

No amounts for general corporate overhead or interest expense were allocated to discontinued operations during the periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

Operating results for discontinued operations were comprised of the following:

	Three Months Ended
	August 31,
	2019	2018
Sales	$16.6	$20.0
Cost of sales	(19.6)	(22.3)
Asset impairment	(11.8)	—
Selling, general and administrative expenses	(1.8)	(2.5)
Operating loss from discontinued operations	(16.6)	(4.8)
Provision for income taxes (benefit)	(3.9)	(1.0)
Loss from discontinued operations	$(12.7)	$(3.8)

The carrying amounts of the major classes of assets and liabilities for our discontinued operations are as follows:

	August 31,	May 31,
	2019	2019
Accounts receivable, net	$11.2	$16.2
Inventory, rotable assets, and equipment	3.5	7.5
Operating lease right-of-use assets	24.9	—
Other assets	2.1	5.5
Assets of discontinued operations	$41.7	$29.2

Accounts payable and accrued liabilities	$29.4	$29.2
Operating lease liabilities	25.5	—
Liabilities of discontinued operations	$54.9	$29.2

Note 3 – Revenue Recognition

Revenue is measured based on the consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

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

August 31, 2019

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

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the first quarter of fiscal 2020, we did not have any favorable or unfavorable cumulative catch-up adjustments. In the first quarter of fiscal 2019, we recognized favorable and unfavorable cumulative catch-up adjustments of $0.7 million and $0.5 million, respectively. These adjustments relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

We have elected to use certain practical expedients permitted under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our Condensed Consolidated Statement of Income, and are not considered a performance obligation to our customers. Our reported sales on our Condensed Consolidated Statement of Income are net of any sales or related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

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

Net contract assets and liabilities are as follows:

	August 31,	May 31,
	2019	2019	Change
Contract assets – current	$62.0	$59.2	$2.8
Contract assets – non-current	25.5	17.0	8.5
Deferred revenue – current	(10.7)	(12.6)	1.9
Deferred revenue on long-term contracts	(75.6)	(83.8)	8.2
Net contract assets (liabilities)	$1.2	$(20.2)	$21.4

Contract assets – non-current is reported within Other non-current assets, and Contract liabilities – current is reported within Accrued liabilities on our Condensed Consolidated Balance Sheet.  Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.  For the first quarter of fiscal 2020 and 2019, we recognized as revenue the entire opening balance of our Deferred revenue – current as the timing between customer payment and our performance of the services is a short period of time and generally no longer than three months.

Remaining Performance Obligations

As of August 31, 2019, we had approximately $1.4 billion of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts. We expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months with the majority of the remainder recognized over the next three years. The amount of remaining performance obligations, which is expected to be recognized as revenue beyond 12 months primarily relates to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Sales across the major customer markets for each of our operating segments for the three-month periods ended August 31, 2019 and 2018 were as follows:

	Three Months Ended
	August 31,
	2019	2018
Aviation Services
Commercial	$330.5	$306.7
Government and defense	181.3	131.7
	$511.8	$438.4
Expeditionary Services
Commercial	$5.7	$8.5
Government and defense	24.0	19.4
	$29.7	$27.9

Sales by geographic region for the three- month periods ended August 31, 2019 and 2018 were as follows:

	Three Months Ended
	August 31,
	2019	2018
Aviation Services
North America	$390.4	$319.5
Europe/Africa	88.2	81.0
Other	33.2	37.9
	$511.8	$438.4
Expeditionary Services
North America	$28.2	$25.7
Europe/Africa	1.4	1.7
Other	0.1	0.5
	$29.7	$27.9

Note 4 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	August 31,	May 31,
	2019	2019
U.S. Government contracts:
Trade receivables	$32.6	$28.7
Unbilled receivables	41.4	31.7
	74.0	60.4
All other customers:
Trade receivables	89.0	92.5
Unbilled receivables	34.3	44.9
	123.3	137.4
	$197.3	$197.8

In addition, we currently have past due accounts receivable owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia, Peru, and Poland. Our past due accounts receivable owed by these customers was $11.4 million as of August 31, 2019, which was net of allowance for doubtful accounts of $6.3 million.

Note 5 – Accounting for Stock-Based Compensation

Restricted Stock

In the three-month period ended August 31, 2019, as part of our annual long-term stock incentive compensation, we granted 52,475 shares of performance-based restricted stock and 56,535 shares of time-based restricted stock to eligible employees. The grant date fair value per share for these shares was $37.66 (the closing price on the grant date). In June 2019, we also granted 43,142 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $30.60.

Expense charged to operations for restricted stock during the three-month periods ended August 31, 2019 and 2018 was $3.1 million and $2.8 million, respectively.

Stock Options

In July 2019, as part of our annual long-term stock incentive compensation, we granted 414,460 stock options to eligible employees at an exercise price of $37.66 and weighted average fair value of $10.30. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.9%
Expected volatility of common stock	32.0%
Dividend yield	0.8%
Expected option term in years	4.5

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2019 and 2018 was $1.1 million and $10.7 million, respectively. Expense charged to operations for stock options during the three-month periods ended August 31, 2019 and 2018 was $1.2 million and $1.2 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Note 6 – Inventory

The summary of inventories is as follows:

	August 31,	May 31,
	2019	2019
Aircraft and engine parts, components and finished goods	$493.4	$467.9
Raw materials and parts	42.2	41.8
Work-in-process	18.0	14.0
	$553.6	$523.7

Note 7 – Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2019	2018
Interest paid	$1.9	$2.0
Income taxes paid	2.4	1.6

Note 8 – Sale of Receivables

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

During the three-months ended August 31, 2019 and 2018, we sold $199.0 million and $164.7 million, respectively, of receivables under the Purchase Agreement and remitted $199.0 million and $147.8 million, respectively, to the Purchaser on their behalf. As of August 31, 2019 and May 31, 2019, we had collected cash of $18.1 million and $19.8 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Income. During the three-months ended August 31, 2019 and 2018, we incurred discounts on the sale of our receivables of $0.6 million and $0.4 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2019	2019
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$180.0	$120.0
Term loan due November 1, 2021 with interest payable monthly	23.3	22.9
Total debt	203.3	142.9
Debt issuance costs, net	(1.1)	(1.2)
Long-term debt	$202.2	$141.7

At August 31, 2019, our variable rate debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

On September 25, 2019, we entered into an amendment to our Revolving Credit Facility which extended the maturity of the Revolving Credit Facility to September 25, 2024, increased the revolving credit commitment to $600 million, and modified certain other provisions. Under certain circumstances, we have the ability to request an increase to the revolving credit commitment by an aggregate amount of up to $300 million, not to exceed $900 million in total.

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At August 31, 2019, we were in compliance with the financial and other covenants in our financing agreements.

Note 10 – Leases

We lease facilities, offices, vehicles, and equipment.  We determine at inception whether an arrangement that provides us control over the use of an asset is a lease.  Right-of-use ("ROU") assets and lease liabilities are recognized on the Condensed Consolidated Balance Sheet at lease commencement date based on the present value of the future minimum lease payments over the lease term.  Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors.  We estimate our incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Our lease costs are allocated over the remaining lease term on a straight-line basis unless another systematic or rational basis is more representative of the pattern in which the underlying asset is expected to be used. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.

Certain leases include options to renew or extend the terms of the lease, which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that the option will be exercised. Our leases may also include variable lease payments such as escalation clauses based on consumer price index rates, maintenance costs and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred.  Our lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Our operating lease cost for the three-month period ended August 31, 2019 is as follows:

Operating lease cost	$4.2
Short-term lease cost	1.3
Variable lease cost	1.0
$6.5

With the exception of a land lease for one of our airframe maintenance facilities that expires in 2108, our operating leases expire at various dates through 2039.  Maturities of our operating lease payments as of August 31, 2019 are as follows:

2020 (excluding the three months ended August 31, 2019)	$11.4
2021	14.6
2022	13.3
2023	11.5
2024	9.5
Thereafter	43.3
Total undiscounted payments	103.6
Less: Imputed interest	(16.8)
Present value of minimum lease payments	86.8
Less: Operating lease liabilities – current	(12.1)
Operating lease liabilities – non-current	$74.7

The current portion of operating lease liabilities are presented within Accrued expenses on our unaudited Condensed Consolidated Balance Sheet.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Prior to the adoption of ASC 842, our future minimum operating lease payments at May 31, 2019 were as follows:

2020	$21.6
2021	19.3
2022	16.5
2023	13.2
2024	11.0
Thereafter	39.9
$121.5

As of August 31, 2019, the weighted average remaining lease term and discount rate for our operating leases were approximately 8.9 years and 3.5%, respectively.

Supplemental cash flow information related to leases for the three-month period ended August 31, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities	$3.7
Operating lease liabilities arising from obtaining ROU assets	—

As of August 31, 2019, we have additional future payments on a lease that has not yet commenced of approximately $8.6 million.  This lease is expected to commence in fiscal 2020 and has a lease term of approximately 9 years.

Note 11 – Earnings per Share

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

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three- month periods ended August 31, 2019 and 2018 is as follows:

	Three Months Ended
	August 31,
	2019	2018
Basic and Diluted EPS:
Income from continuing operations	$17.1	$18.9
Less income attributable to participating shares	(0.1)	(0.1)
Income from continuing operations attributable to common shareholders	17.0	18.8
Loss from discontinued operations attributable to common shareholders	(12.7)	(3.8)
Net income attributable to common shareholders for earnings per share	$4.3	$15.0

Weighted average common shares outstanding–basic	34.7	34.6
Additional shares from assumed exercise of stock options	0.3	0.5
Weighted average common shares outstanding–diluted	35.0	35.1

Earnings per share – basic:
Earnings from continuing operations	$0.49	$0.54
Loss from discontinued operations	(0.37)	(0.11)
Earnings per share – basic	$0.12	$0.43

Earnings per share – diluted:
Earnings from continuing operations	$0.49	$0.54
Loss from discontinued operations	(0.36)	(0.11)
Earnings per share –diluted	$0.13	$0.43

At August 31, 2019 and 2018, stock options to purchase 268,000 and 290,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the common shares during the interim period then ended.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended August 31, 2019 and 2018 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2019	$(2.1)	$(38.8)	$(40.9)
Other comprehensive income before reclassifications	(0.1)	—	(0.1)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(0.1)	0.2	0.1
Balance at August 31, 2019	$(2.2)	$(38.6)	$(40.8)

Balance at June 1, 2018	$0.3	$(32.3)	$(32.0)
Other comprehensive loss before reclassifications	(0.5)	—	(0.5)
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income (loss)	(0.5)	0.3	(0.2)
Balance at August 31, 2018	$(0.2)	$(32.0)	$(32.2)

Note 13 – Business Segment Information

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual Report on Form 10-K for the year ended May 31, 2019 except for our revised accounting policy for leases. On June 1, 2019, we adopted ASC 842 which amended the existing accounting standards for lease accounting. Prior periods have not been restated for ASC 842 and continue to be reported under the

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

accounting standards in effect for those periods. A discussion of our revised accounting policy for leases is included in Note 10 to the Condensed Consolidated Financial Statements.

Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on the operating segments and utilizes gross profit as a primary profitability measure. Gross profit is calculated by subtracting cost of sales from sales. The assets and certain expenses related to corporate activities are not allocated to the segments.

Selected financial information for each segment is as follows:

	Three Months Ended
	August 31,
	2019	2018
Net sales:
Aviation Services	$511.8	$438.4
Expeditionary Services	29.7	27.9
	$541.5	$466.3

	Three Months Ended
	August 31,
	2019	2018
Gross profit:
Aviation Services	$80.0	$67.1
Expeditionary Services	1.6	4.1
	$81.6	$71.2

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended
	August 31,
	2019	2018
Segment gross profit	$81.6	$71.2
Selling, general and administrative	(58.1)	(48.2)
Provision for doubtful accounts	(0.7)	(0.6)
Other income (expenses), net	(0.2)	0.4
Interest expense	(2.2)	(2.1)
Interest income	0.1	0.5
Income from continuing operations before provision for income taxes	$20.5	$21.2

Note 14 – Legal Proceedings

We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business, except for the following:

Department of Justice Investigation

The U.S. Department of Justice (“DoJ”), acting through the U.S. Attorney’s Office for the Southern District of Illinois, is conducting an investigation of AAR Airlift Group, Inc. (“Airlift”), a wholly-owned subsidiary of AAR CORP., under the federal civil False Claims Act (“FCA”). The investigation relates to Airlift’s performance of several

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

contracts awarded by the U.S. Transportation Command concerning the operations and maintenance of rotary-wing and fixed-wing aircraft in Afghanistan and Africa, as well as several U.S. Navy contracts. In June 2018, the DoJ informed Airlift that part of the investigation was precipitated by a lawsuit filed under the qui tam provisions of the FCA by a former employee of Airlift. That lawsuit remains under seal. Airlift is cooperating with the DoJ investigation.

Self-Reporting of Potential Foreign Corrupt Practices Act Violations

The Company retained outside counsel to investigate possible violations of the Company’s Code of Conduct, the U.S. Foreign Corrupt Practices Act, and other applicable laws, relating to the Company’s activities in Nepal and South Africa. Based on these investigations, we self-reported these matters to the DoJ, the U.S. Securities and Exchange Commission and the UK Serious Fraud Office. The Company is fully cooperating with the reviews by these agencies, although we are unable at this time to predict what action, if any, they may take.

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2019 except for our revised accounting policy for leases. On June 1, 2019, we adopted ASC 842 which amended the existing accounting standards for lease accounting. Prior periods have not been restated for ASC 842 and continue to be reported under the accounting standards in effect for those periods. A discussion of our revised accounting policy for leases is included in Note 10 to the Condensed Consolidated Financial Statements.

Business Trends and Outlook for Fiscal 2020

Consolidated sales for the first quarter of fiscal 2020 increased $75.2 million or 16.1% over the prior year primarily due to an increase in sales of $73.4 million or 16.7% in our Aviation Services segment. For fiscal 2020, we expect to see continued strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers. We believe long-term aftermarket growth trends are favorable.

We remain in a strong financial position to further execute on our strategy in fiscal 2020. Both our segments are executing on our many contract wins across the commercial and government markets. Our cash on hand plus unused capacities on our Revolving Credit Facility and accounts receivable financing program was $422 million at August 31, 2019. We expect to invest opportunistically in support of our businesses and customers. We continue to have the flexibility in our balance sheet to invest in our growth.

Results of Operations

Three Month Period Ended August 31, 2019

Sales and gross profit for our two business segments for the quarters ended August 31, 2019 and 2018 were as follows:

	Three Months Ended August 31,
	2019	2018	% Change
Sales:
Aviation Services
Commercial	$330.5	$306.7	7.8%
Government and defense	181.3	131.7	37.7%
	$511.8	$438.4	16.7%
Expeditionary Services
Commercial	$5.7	$8.5	(32.9)%
Government and defense	24.0	19.4	23.7%
	$29.7	$27.9	6.5%

	Three Months Ended August 31,
	2019	2018	% Change
Gross Profit:
Aviation Services
Commercial	$53.5	$42.8	25.0%
Government and defense	26.5	24.3	9.1%
	$80.0	$67.1	19.2%
Expeditionary Services
Commercial	$(0.4)	$1.0	(140.0)%
Government and defense	2.0	3.1	(35.5)%
	$1.6	$4.1	(61.0)%

Aviation Services Segment

Sales in the Aviation Services segment increased $73.4 million or 16.7% over the prior year period due to a $49.6 million or 37.7% increase in sales to government and defense customers. The increase in sales to government and defense customers was primarily attributable to new contracts awarded recently, including the new $118 million contract for the procurement, modification and delivery of two C-40 aircraft.

During the first quarter of fiscal 2020, sales in this segment to commercial customers increased $23.8 million or 7.8% over the prior year period. The increase was primarily due to higher volumes in our MRO activities as our actions to attract and retain the necessary skilled labor have allowed us to capture the customer demand for these services.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the first quarter of fiscal 2020, we did not have any favorable or unfavorable cumulative catch-up adjustments. In the first quarter of fiscal 2019, we recognized favorable and unfavorable cumulative catch-up adjustments of $0.7 million and $0.5 million, respectively. These adjustments relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Cost of sales in Aviation Services increased $60.5 million or 16.3% over the prior year period, which was largely in line with the sales increase discussed above. Gross profit in the Aviation Services segment increased $12.9 million or 19.2% over the prior year period. Gross profit on sales to government and defense customers increased $2.2 million or 9.1% over the prior year primarily driven by the new government contract awards. Gross profit margin on sales to government and defense customers decreased to 14.6% from 18.5% as the gross profit margin on these recent contract awards is lower than our existing government and defense activity.

Gross profit on sales to commercial customers increased $10.7 million or 25.0% over the prior year period primarily due to the increased volume and improved profitability in our MRO activities. The gross profit margin on sales to commercial customers increased from 14.0% to 16.2% primarily from the increased profitability in our MRO activities.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $1.8 million or 6.5% over the prior year period primarily due to stronger demand for our mobility products.

Gross profit in the Expeditionary Services segment decreased $2.5 million or 61.0% from the prior period primarily due to higher material costs. Gross profit margin decreased to 5.4% from 14.7% primarily as a result of these higher costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.9 million over the prior year period. As a percent of sales, selling, general and administrative expenses increased to 10.7% from 10.3% in the prior year period. These increases are primarily attributable to investigation and remediation compliance costs of $2.8 million and severance costs of $0.8 million.

Income Taxes

Our effective income tax rate for continuing operations was 16.6% for the first quarter of fiscal 2020 compared to 10.8% in the prior year period. Higher excess tax benefits from the vesting of restricted shares and stock options exercises in fiscal 2019 compared to the current year period drove the higher effective tax rate in fiscal 2020. We recognized $2.5 million of excess tax benefits as a reduction to income tax expense during the first quarter of fiscal 2019 compared to $1.4 million in the current year period.

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

At August 31, 2019, our liquidity and capital resources included cash of $39.9 million and working capital of $625.2 million.

We maintain a Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders. On September 25, 2019, we entered into an amendment to our Revolving Credit Facility which extended the maturity of the Revolving Credit Facility to September 25, 2024, increased the revolving credit commitment to $600 million, and modified certain other provisions. Under certain circumstances, we have the ability to request an increase to the revolving credit commitment by an aggregate amount of up to $300 million, not to exceed $900 million in total.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 100 to 200 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 100 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at August 31, 2019 were $180.0 million and there were approximately $19.9 million of outstanding letters of credit, which reduced the availability of this facility to $300.1 million. There are no other terms or covenants limiting the availability of this facility.

As of August 31, 2019, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility including outstanding letters of credit of $11.6 million and foreign lines of credit of $9.2 million.

At August 31, 2019, we complied with all financial and other covenants under our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $30.1 million in the three-month period ended August 31, 2019 compared to cash used of $32.9 million in the prior year period. The increase from the prior period of $2.8 million was primarily attributable to working capital changes, including vendor invoice payment timing.

Cash Flows from Investing Activities

Net cash used in investing activities–continuing operations was $3.5 million during the three-month period ended August 31, 2019 compared to $4.7 million in the prior year period. The decrease from the prior period was primarily related to higher proceeds from asset sales in the current year period.

Cash Flows from Financing Activities

Net cash provided from financing activities–continuing operations was $52.8 million during the three-month period ended August 31, 2019 compared to $35.8 million in the prior year period. The increase was primarily related to higher borrowings in the current year period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2020.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2019. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2019 for a discussion of accounts receivable exposure.

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended August 31, 2019.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2019. There were no significant changes during the quarter ended August 31, 2019.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2019 due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2019.

Remediation

We have executed against the remediation plan previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2019 related to the material weakness related to our controls over inventory cycle counts. We have designed and implemented controls to ensure that all inventory stocking locations are counted within a reasonable timeframe. This remediation plan included our completion of physical counts in the first quarter of fiscal 2020 of all inventory stocking locations not previously counted in fiscal 2019. No material inventory adjustments were identified from these counts.

We continue to implement measures designed to remediate the internal control deficiencies related to information technology general controls and controls over changes to vendor data master files. These actions include additional training and expanded controls over end-user and privileged access to IT applications and files. We anticipate completing our remediation of the internal control deficiencies by the end of fiscal 2020.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Effective June 1, 2019, we adopted ASC 842, which amended the existing accounting standards for lease accounting. We have implemented certain changes to our internal controls over financial reporting to support the reporting and disclosure requirements of the new lease standard. Other than changes related to our remediation efforts and the new accounting processes, systems, and controls for lease accounting, there were no other changes in our internal control over financial reporting during the first quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2019.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Form of AAR CORP. Fiscal 2020 Short-Term Incentive Plan (filed herewith).

		10.2*	Form of AAR CORP. Fiscal 2020 Non-Qualified Stock Option Agreement (filed herewith).

		10.3*	Form of AAR CORP. Fiscal 2020 Restricted Stock Agreement (filed herewith).

		10.4*	Form of AAR CORP. Fiscal 2020 Performance Restricted Stock Agreement (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 26, 2019 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 26, 2019 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 26, 2019 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 26, 2019 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2019 and May 31, 2019, (ii) Condensed Consolidated Statements of Income for the three months ended August 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2019 and 2018, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2019 and 2018, (v) Condensed Consolidated Statement of Changes in Equity for the three months ended August 31, 2019 and 2018 (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page lnteractive Data File (embedded within the lnline XBRL document)

*     Management contracts and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	September 26, 2019	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)