Form 10-Q
period 2019-11-30
AAR CORP
filed 2019-12-20
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ⌧ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ⌧ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ⌧

As of November 30, 2019 there were 34,913,642 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2019

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2019 and May 31, 2019

(In millions, except share data)

ASSETS

	November 30,	May 31,
	2019	2019
	(Unaudited)
Current assets:
Cash and cash equivalents	$38.2	$21.3
Restricted cash	14.5	19.8
Accounts receivable, less allowances of $17.5 and $16.0, respectively	208.5	197.8
Contract assets	62.2	59.2
Inventories	580.4	523.7
Rotable assets and equipment on or available for short-term lease	69.1	65.3
Assets of discontinued operations	27.4	29.2
Other current assets	71.9	36.2
Total current assets	1,072.2	952.5

Property, plant and equipment, net of accumulated depreciation of $240.4 and $231.8 respectively	134.3	132.8

Other assets:
Goodwill	116.8	116.2
Intangible assets, net of accumulated amortization of $17.8 and $30.3, respectively	12.6	22.2
Operating lease right-of-use assets, net	103.8	—
Rotable assets supporting long-term programs	225.6	216.0
Other non-current assets	89.6	77.5
	548.4	431.9
	$1,754.9	$1,517.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2019 and May 31, 2019

(In millions, except share data)

LIABILITIES AND EQUITY

	November 30,	May 31,
	2019	2019
	(Unaudited)
Current liabilities:
Accounts payable	$231.4	$187.8
Accrued liabilities	133.2	140.5
Liabilities of discontinued operations	41.9	29.2
Total current liabilities	406.5	357.5

Long-term debt	196.1	141.7
Operating lease liabilities	84.0	—
Deferred revenue on long-term contracts	122.5	83.8
Other liabilities	24.1	28.3
	426.7	253.8

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	478.7	479.4
Retained earnings	725.4	709.8
Treasury stock, 10,387,144 and 10,512,974 shares at cost, respectively	(287.7)	(287.7)
Accumulated other comprehensive loss	(40.0)	(40.9)
Total equity	921.7	905.9
	$1,754.9	$1,517.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Six Months Ended November 30, 2019 and 2018

(Unaudited)

(In millions, except share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Sales:
Sales from products	$293.0	$264.8	$568.1	$522.1
Sales from services	267.9	228.5	534.3	437.5
	560.9	493.3	1,102.4	959.6
Cost and operating expenses:
Cost of products	242.0	217.0	462.1	426.5
Cost of services	233.0	198.0	472.8	383.6
Provision for doubtful accounts	0.7	12.4	1.4	13.0
Selling, general and administrative	57.1	49.1	115.2	97.3
	532.8	476.5	1,051.5	920.4
Operating income	28.1	16.8	50.9	39.2
Other income (expense), net	(0.2)	(0.2)	(0.4)	0.2
Interest expense	(1.9)	(2.5)	(4.1)	(4.6)
Interest income	0.1	0.1	0.2	0.6
Income from continuing operations before provision for income taxes	26.1	14.2	46.6	35.4
Provision for income taxes	6.0	3.0	9.4	5.3
Income from continuing operations	20.1	11.2	37.2	30.1
Loss from discontinued operations	(5.9)	(4.2)	(18.6)	(8.0)
Net income	$14.2	$7.0	$18.6	$22.1

Earnings per share - basic:
Earnings from continuing operations	$0.58	$0.32	$1.07	$0.87
Loss from discontinued operations	(0.17)	(0.12)	(0.54)	(0.23)
Earnings per share - basic	$0.41	$0.20	$0.53	$0.64

Earnings per share - diluted:
Earnings from continuing operations	$0.57	$0.32	$1.06	$0.85
Loss from discontinued operations	(0.17)	(0.12)	(0.53)	(0.23)
Earnings per share - diluted	$0.40	$0.20	$0.53	$0.62

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2019 and 2018

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Net income	$14.2	$7.0	$18.6	$22.1
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments	0.5	(0.6)	0.4	(1.1)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0.0 for the three months ended November 30, 2019 and 2018, respectively, and $0.1 and $0.1 for the six months ended November 30, 2019 and 2018, respectively	0.3	0.2	0.5	0.5
Other comprehensive income (loss), net of tax	0.8	(0.4)	0.9	(0.6)
Comprehensive income	$15.0	$6.6	$19.5	$21.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2019 and 2018

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2019	2018
Cash flows used in operating activities:
Net income	$18.6	$22.1
Less: Loss from discontinued operations	18.6	8.0
Income from continuing operations	37.2	30.1
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and intangible amortization	21.8	20.5
Amortization of stock-based compensation	7.1	5.2
Provision for doubtful accounts	1.4	13.0
Deferred tax provision	0.9	1.4
Changes in certain assets and liabilities:
Accounts receivable	(11.0)	(52.1)
Contract assets	(2.8)	(13.4)
Inventories	(56.8)	(52.1)
Rotable spares and equipment on or available for short-term lease	(3.9)	6.6
Rotable assets supporting long-term programs	(19.1)	(26.7)
Accounts payable	42.5	35.4
Accrued and other liabilities	(17.9)	(29.7)
Other	(9.6)	20.6
Net cash used in operating activities – continuing operations	(10.2)	(41.2)
Net cash provided from (used in) operating activities – discontinued operations	(7.7)	5.7
Net cash used in operating activities	(17.9)	(35.5)
Cash flows used in investing activities:
Property, plant and equipment expenditures	(10.2)	(8.0)
Payments for acquisitions	—	(2.3)
Other	(1.5)	1.3
Net cash used in investing activities – continuing operations	(11.7)	(9.0)
Net cash used in investing activities – discontinued operations	—	(0.4)
Net cash used in investing activities	(11.7)	(9.4)
Cash flows provided from financing activities:
Short-term borrowings, net	55.0	67.0
Repayments on long-term borrowings	—	(25.0)
Cash dividends	(5.5)	(5.3)
Purchase of treasury stock	(4.1)	—
Financing costs	(1.3)	—
Stock compensation activity	(3.0)	8.2
Net cash provided from financing activities – continuing operations	41.1	44.9
Net cash used in financing activities – discontinued operations	—	(0.7)
Net cash provided from financing activities	41.1	44.2
Effect of exchange rate changes on cash	0.1	(0.2)
Increase (Decrease) in cash and cash equivalents	11.6	(0.9)
Cash, cash equivalents, and restricted cash at beginning of period	41.1	41.6
Cash, cash equivalents, and restricted cash at end of period	$52.7	$40.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended November 30, 2019 and 2018

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2019	$45.3	$479.4	$709.8	$(287.7)	$(40.9)	$905.9
Cumulative effect adjustment upon adoption of ASC 842 on June 1, 2019	—	—	2.5	—	—	2.5
Net income	—	—	4.4	—	—	4.4
Cash dividends	—	—	(2.9)	—	—	(2.9)
Stock option activity	—	0.9	—	1.8	—	2.7
Restricted stock activity	—	(4.3)	—	1.1	—	(3.2)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance, August 31, 2019	$45.3	$476.0	$713.8	$(284.8)	$(40.8)	$909.5
Net income	—	—	14.2	—	—	14.2
Cash dividends	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	0.9	—	1.2	—	2.1
Restricted stock activity	—	1.8	—	—	—	1.8
Repurchase of shares	—	—	—	(4.1)	—	(4.1)
Other comprehensive income, net of tax	—	—	—	—	0.8	0.8
Balance, November 30, 2019	$45.3	$478.7	$725.4	$(287.7)	$(40.0)	$921.7

Balance, May 31, 2018	$45.3	$470.5	$733.2	$(280.7)	$(32.0)	$936.3
Cumulative effect adjustment upon adoption of ASC 606 on June 1, 2018	—	—	(20.4)	—	—	(20.4)
Net income	—	—	15.1	—	—	15.1
Cash dividends	—	—	(2.7)	—	—	(2.7)
Stock option activity	—	0.7	—	2.2	—	2.9
Restricted stock activity	—	(1.4)	—	(0.5)	—	(1.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Balance,August 31, 2018	$45.3	$469.8	$725.2	$(279.0)	$(32.2)	$929.1
Net income	—	—	7.0	—	—	7.0
Cash dividends	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	0.9	—	1.6	—	2.5
Restricted stock activity	—	0.1	—	(0.1)	—	—
Other comprehensive income, net of tax	—	—	—	—	(0.4)	(0.4)
Balance,November 30, 2018	$45.3	$470.8	$729.6	$(277.5)	$(32.6)	$935.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of November 30, 2019, the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three- and six-month periods ended November 30, 2019 and 2018, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2019 and 2018, and the Condensed Consolidated Statement of Changes in Equity for the three- and six-month periods ended November 30, 2019 and 2018. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which amended the existing accounting standards for lease accounting. ASC 842 requires lessees to recognize a right-of-use ("ROU") asset and lease liability on the balance sheet for most lease arrangements, including those classified as operating leases. In addition, ASC 842 requires new qualitative and quantitative disclosures about our leasing activities.

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

Upon adoption of ASC 842 on June 1, 2019, we recognized operating lease ROU assets of $123.2 million and operating lease liabilities of $116.8 million on our Condensed Consolidated Balance Sheet. These amounts included operating lease ROU assets of $26.6 million and operating lease liabilities of $25.3 million related to our discontinued operations. In addition, we recognized the remaining unamortized deferred gains of $2.5 million, net of tax, associated with sale-leaseback transactions as a cumulative effect adjustment to the opening balance of retained earnings as of June 1, 2019.

The adoption of ASC 842 did not have a material impact on the Condensed Consolidated Statements of Income or Cash Flows.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

The impact of the adoption of ASC 842 on our Condensed Consolidated Balance Sheet was as follows:

	As of	ASC 842	As of
	May 31, 2019	Adjustments	June 1, 2019
Assets of discontinued operations	$29.2	$26.6	$55.8
Other current assets	36.2	(0.5)	35.7
Intangible assets, net	22.2	(8.5)	13.7
Operating lease ROU assets	—	96.6	96.6
Other non-current assets	77.5	(1.8)	75.7
Accrued liabilities	140.5	10.0	150.5
Liabilities of discontinued operations	29.2	25.3	54.5
Operating lease liabilities	—	77.7	77.7
Other liabilities	28.3	(3.1)	25.2
Retained earnings	709.8	2.5	712.3

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

During fiscal 2019, we signed an agreement to sell our U.S. Department of Defense ("DoD") contracts and certain assets of our COCO business. In conjunction with this agreement and other expected asset sales, we recognized an impairment charge in discontinued operations of $74.1 million during the third quarter of fiscal 2019 reflecting the expected net proceeds to be received upon the completion of the sale transactions. In fiscal 2020, we signed an agreement to sell the remaining operating contract of the COCO business and recognized an impairment charge of $11.8 million in the first quarter of fiscal 2020 related to the disposal of the remaining COCO assets. The sale of the DoD contracts and related assets was completed in the second quarter of fiscal 2020 and we expect the sale of the remaining operating contract to be completed shortly after government approval which we expect to receive before the end of fiscal 2020.

No amounts for general corporate overhead or interest expense were allocated to discontinued operations during the periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Operating results for discontinued operations were comprised of the following:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Sales	$17.3	$22.2	$33.9	$42.2
Cost of sales	(18.8)	(25.4)	(38.4)	(47.7)
Asset impairment	—	—	(11.8)	—
Selling, general and administrative expenses	(5.4)	(2.3)	(7.2)	(4.8)
Operating loss from discontinued operations	(6.9)	(5.5)	(23.5)	(10.3)
Provision for income taxes (benefit)	(1.0)	(1.3)	(4.9)	(2.3)
Loss from discontinued operations	$(5.9)	$(4.2)	$(18.6)	$(8.0)

The carrying amounts of the major classes of assets and liabilities for our discontinued operations are as follows:

	November 30,	May 31,
	2019	2019
Accounts receivable, net	$3.1	$16.2
Inventory, rotable assets, and equipment	—	7.5
Operating lease ROU assets	22.8	—
Other assets	1.5	5.5
Assets of discontinued operations	$27.4	$29.2

Accounts payable and accrued liabilities	$18.7	$29.2
Operating lease liabilities	23.2	—
Liabilities of discontinued operations	$41.9	$29.2

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

November 30, 2019

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

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. For the three-month periods ended November 30, 2019 and 2018, we recognized favorable cumulative catch-up adjustments of $1.9 million and $3.1 million, respectively. These adjustments relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services and certain long-term government programs.

For the six-month period ended November 30, 2019, we recognized favorable cumulative catch-up adjustments of $1.9 million. For the six-month period ended November 30, 2018, we recognized favorable and unfavorable cumulative catch-up adjustments of $3.8 million and $0.5 million, respectively. When considering these adjustments on a net basis, we recognized net favorable adjustments of $1.9 million and $3.3 million in the six-month periods ended November 30, 2019 and 2018, respectively.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Net contract assets and liabilities are as follows:

	November 30,	May 31,
	2019	2019	Change
Contract assets – current	$62.2	$59.2	$3.0
Contract assets – non-current	32.0	17.0	15.0
Deferred revenue – current	(11.3)	(12.6)	1.3
Deferred revenue on long-term contracts	(122.5)	(83.8)	(38.7)
Net contract liabilities	$(39.6)	$(20.2)	$(19.4)

Contract assets – non-current is reported within Other non-current assets, and Contract liabilities – current is reported within Accrued liabilities on our Condensed Consolidated Balance Sheet.  Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

Changes in our deferred revenue, after adoption of ASC 606 on June 1, 2018, were as follows for the three- and six-month periods ended November 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Deferred revenue at beginning of period	$(86.3)	$(58.5)	$(96.4)	$(44.1)
Revenue deferred	(153.7)	(103.5)	(240.3)	(194.0)
Revenue recognized	103.3	76.4	204.3	156.5
Other	2.9	8.0	(1.4)	4.0
Deferred revenue at end of period	$(133.8)	$(77.6)	$(133.8)	$(77.6)

Remaining Performance Obligations

As of November 30, 2019, we had approximately $1.3 billion of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts. We expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months with the majority of the remainder recognized over the next three years. The amount of remaining performance obligations, which is expected to be recognized as revenue beyond 12 months, primarily relates to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Sales across the major customer markets for each of our operating segments for the three- and six-month periods ended November 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Aviation Services:
Commercial	$369.6	$325.5	$700.1	$632.2
Government and defense	162.4	137.4	343.7	269.1
	$532.0	$462.9	$1,043.8	$901.3
Expeditionary Services:
Commercial	$6.4	$8.0	$12.1	$16.5
Government and defense	22.5	22.4	46.5	41.8
	$28.9	$30.4	$58.6	$58.3

Sales by geographic region for the three- and six-month periods ended November 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Aviation Services:
North America	$395.6	$331.7	$786.0	$651.2
Europe/Africa	99.8	83.5	188.0	164.5
Other	36.6	47.7	69.8	85.6
	$532.0	$462.9	$1,043.8	$901.3
Expeditionary Services:
North America	$26.4	$29.2	$54.6	$54.9
Europe/Africa	2.2	1.0	3.6	2.7
Other	0.3	0.2	0.4	0.7
	$28.9	$30.4	$58.6	$58.3

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	November 30,	May 31,
	2019	2019
U.S. Government contracts:
Trade receivables	$32.7	$28.7
Unbilled receivables	29.8	31.7
	62.5	60.4
All other customers:
Trade receivables	99.8	92.5
Unbilled receivables	46.2	44.9
	146.0	137.4
	$208.5	$197.8

In addition, we currently have past due receivables owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia, Peru, and Poland. Our past due receivables owed by these customers was $10.1 million as of November 30, 2019, which was net of allowance for doubtful accounts of $6.2 million.

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

Expense charged to operations for restricted stock during the three-month periods ended November 30, 2019 and 2018 was $1.8 million and $0.2 million, respectively, and $4.9 million and $3.0 million during the six-month periods ended November 30, 2019 and 2018.

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

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2019 and 2018 was $2.0 million and $11.9 million, respectively. Expense charged to operations for stock options during the three-month periods ended

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

November 30, 2019 and 2018 was $1.0 million and $1.0 million, respectively, and during the six-month periods ended November 30, 2019 and 2018 was $2.2 million and $2.2 million, respectively.

Note 6 – Inventory

The summary of inventories is as follows:

	November 30,	May 31,
	2019	2019
Aircraft and engine parts, components and finished goods	$518.9	$467.9
Raw materials and parts	43.6	41.8
Work-in-process	17.9	14.0
	$580.4	$523.7

Note 7 – Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2019	2018
Interest paid	$3.8	$4.3
Income taxes paid	12.7	3.0
Income tax refunds received	2.4	—

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

During the six-month period ended November 30, 2019 and 2018, we sold $404.8 million and $351.0 million, respectively, of receivables under the Purchase Agreement and remitted $405.3 million and $327.5 million, respectively, to the Purchaser on their behalf. As of November 30, 2019 and May 31, 2019, we had collected cash of $14.5 million and $19.8 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Income. We incurred discounts on the sale of our receivables of $0.5 million and $0.6 million during the three-month periods ended November 30, 2019 and 2018, respectively, and $1.1 million and $1.0 million during the six-month periods ended November 30, 2019 and 2018, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2019	2019
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$175.0	$120.0
Term loan due November 1, 2021 with interest payable monthly	23.3	22.9
Total debt	198.3	142.9
Debt issuance costs, net	(2.2)	(1.2)
Long-term debt	$196.1	$141.7

At November 30, 2019, our variable rate debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

On September 25, 2019, we entered into an amendment to our Revolving Credit Facility that extended the maturity of the Revolving Credit Facility to September 25, 2024, increased the revolving credit commitment to $600 million, and modified certain other provisions. Under certain circumstances, we have the ability to request an increase to the revolving credit commitment by an aggregate amount of up to $300 million, not to exceed $900 million in total. Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 87.5 to 175 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 75 basis points based on certain financial measurements if a Base Rate loan.

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At November 30, 2019, we were in compliance with the financial and other covenants in our financing agreements.

Note 10 – Leases

We lease facilities, offices, vehicles, and equipment.  We determine at inception whether an arrangement that provides us control over the use of an asset is a lease. ROU assets and lease liabilities are recognized on the Condensed Consolidated Balance Sheet at lease commencement date based on the present value of the future minimum lease payments over the lease term.  Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors.  We estimate our incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

Our lease costs are allocated over the remaining lease term on a straight-line basis unless another systematic or rational basis is more representative of the pattern in which the underlying asset is expected to be used. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

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

The summary of our operating lease cost is as follows:

	Three Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2019	2019

Operating lease cost	$4.5	$8.7
Short-term lease cost	1.3	2.6
Variable lease cost	1.8	2.8
	$7.6	$14.1

With the exception of a land lease for one of our airframe maintenance facilities that expires in 2108, our operating leases expire at various dates through 2039.  Maturities of our operating lease payments as of November 30, 2019 are as follows:

2020 (excluding the six months ended November 30, 2019)	$8.6
2021	16.6
2022	14.8
2023	13.0
2024	11.1
Thereafter	51.6
Total undiscounted payments	115.7
Less: Imputed interest	(18.0)
Present value of minimum lease payments	97.7
Less: Operating lease liabilities – current	(13.7)
Operating lease liabilities – non-current	$84.0

The current portion of operating lease liabilities are presented within Accrued expenses on our Condensed Consolidated Balance Sheet.

Prior to the adoption of ASC 842, our future minimum operating lease payments at May 31, 2019 were as follows:

2020	$21.6
2021	19.3
2022	16.5
2023	13.2
2024	11.0
Thereafter	39.9
$121.5

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

As of November 30, 2019, the weighted average remaining lease term and discount rate for our operating leases were approximately 8.9 years and 3.4%, respectively.

Supplemental cash flow information related to leases for the three- and six-month period ended November 30, 2019 was as follows:

	Three Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities	$3.9	$7.6
Operating lease liabilities arising from obtaining ROU assets	13.1	13.1

Note 11 – Investments in Joint Ventures

Our investments in joint ventures includes $6.1 million for our 40% ownership interest in our Indian joint venture with Indamer Aviation to develop and operate an airframe maintenance facility in India. Facility construction is expected to be completed in fiscal 2021.

The investment balance as of November 30, 2019 includes $4.6 million related to the guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt. The Indian joint venture is accounted for using the equity method. In addition, each of the partners in the Indian joint venture have a loan to the joint venture proportionate to their equity ownership. We also have a loan to the joint venture of $2.9 million as of November 30, 2019.

Note 12 – Earnings per Share

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

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Basic and Diluted EPS:
Income from continuing operations	$20.1	$11.2	$37.2	$30.1
Less income attributable to participating shares	(0.1)	(0.1)	(0.2)	(0.1)
Income from continuing operations attributable to common shareholders	20.0	11.1	37.0	30.0
Loss from discontinued operations attributable to common shareholders	(5.9)	(4.2)	(18.6)	(8.0)
Net income attributable to common shareholders for earnings per share	$14.1	$6.9	$18.4	$22.0

Weighted Average Shares:
Weighted average common shares outstanding–basic	34.6	34.6	34.6	34.6
Additional shares from the assumed exercise of stock options	0.4	0.4	0.4	0.5
Weighted average common shares outstanding–diluted	35.0	35.0	35.0	35.1

Earnings per share – basic:
Earnings from continuing operations	$0.58	$0.32	$1.07	$0.87
Loss from discontinued operations	(0.17)	(0.12)	(0.54)	(0.23)
Earnings per share – basic	$0.41	$0.20	$0.53	$0.64

Earnings per share – diluted:
Earnings from continuing operations	$0.57	$0.32	$1.06	$0.85
Loss from discontinued operations	(0.17)	(0.12)	(0.53)	(0.23)
Earnings per share –diluted	$0.40	$0.20	$0.53	$0.62

The potential dilutive effect of 267,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding - diluted for both the three- and six-month periods ended November 30, 2019 as the shares would have been anti-dilutive. The potential dilutive effect of 290,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for both the three- and six-month periods ended November 30, 2018 as the shares would have been anti-dilutive.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and six- month periods ended November 30, 2019 and 2018 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at September 1, 2019	$(2.2)	$(38.6)	$(40.8)
Other comprehensive income before reclassifications	0.5	—	0.5
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income (loss)	0.5	0.3	0.8
Balance at November 30, 2019	$(1.7)	$(38.3)	$(40.0)

Balance at September 1, 2018	$(0.2)	$(32.0)	$(32.2)
Other comprehensive loss before reclassifications	(0.6)	—	(0.6)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(0.6)	0.2	(0.4)
Balance at November 30, 2018	$(0.8)	$(31.8)	$(32.6)

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2019	$(2.1)	$(38.8)	$(40.9)
Other comprehensive income before reclassifications	0.4	—	0.4
Amounts reclassified from AOCL	—	0.5	0.5
Total other comprehensive income (loss)	0.4	0.5	0.9
Balance at November 30, 2019	$(1.7)	$(38.3)	$(40.0)

Balance at June 1, 2018	$0.3	$(32.3)	$(32.0)
Other comprehensive loss before reclassifications	(1.1)	—	(1.1)
Amounts reclassified from AOCL	—	0.5	0.5
Total other comprehensive income (loss)	(1.1)	0.5	(0.6)
Balance at November 30, 2018	$(0.8)	$(31.8)	$(32.6)

Note 14 – Business Segment Information

Consistent with how our chief operating decision making officer (Chief Executive Officer) evaluates performance and the way we are organized internally, we report our activities in two operating segments: Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of manufacturing activities.

The Aviation Services segment consists of aftermarket support and services offerings that provide spare parts and maintenance support for aircraft operated by our commercial and government/defense customers. Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets. We provide customized inventory supply chain management, performance-based logistics programs, customer fleet management and operations, and aircraft component repair management services. The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components. Cost of sales consists principally of the cost of product, direct labor, and overhead.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

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

Selected financial information for each segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Sales:
Aviation Services	$532.0	$462.9	$1,043.8	$901.3
Expeditionary Services	28.9	30.4	58.6	58.3
	$560.9	$493.3	$1,102.4	$959.6

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Gross profit:
Aviation Services	$85.7	$74.9	$165.7	$142.0
Expeditionary Services	0.2	3.4	1.8	7.5
	$85.9	$78.3	$167.5	$149.5

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Segment gross profit	$85.9	$78.3	$167.5	$149.5
Selling, general and administrative	(57.1)	(49.1)	(115.2)	(97.3)
Provision for doubtful accounts	(0.7)	(12.4)	(1.4)	(13.0)
Other income (expense), net	(0.2)	(0.2)	(0.4)	0.2
Interest expense	(1.9)	(2.5)	(4.1)	(4.6)
Interest income	0.1	0.1	0.2	0.6
Income from continuing operations before provision for income taxes	$26.1	$14.2	$46.6	$35.4

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

(Dollars in millions, except per share amounts)

Note 15 – Legal Proceedings

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

Airlift is cooperating with the DoJ investigation. In order to explore whether a negotiated resolution of the matter is possible, and in an effort to minimize continuing legal defense costs, Airlift has entered into settlement discussions with the DoJ. Airlift believes it has meritorious defenses and counter-arguments to the concerns raised by the DoJ; however, there is no assurance that any settlement will be achieved. If no settlement is reached, the DoJ and the qui tam plaintiff could pursue civil litigation under the FCA, which provides for the recovery of, among other amounts, treble damages and penalties.

While we believe that it is probable that we will incur a loss from this matter, we cannot yet reasonably estimate the maximum amount of potential loss, nor can we provide any assurance that the ultimate resolution of the remaining exposure for this matter will not be material.

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

The Aviation Services segment consists of aftermarket support and services offerings that provide spare parts and maintenance support for aircraft operated by our commercial and government/defense customers. Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets. We provide customized inventory supply chain management, performance-based logistics programs, customer fleet management and operations, and aircraft component repair management services. The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components. Cost of sales consists principally of the cost of product, direct labor, and overhead.

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

Business Trends and Outlook for Fiscal 2020

Consolidated sales for the first six months of fiscal 2020 increased $142.8 million or 14.9% over the prior year primarily due to an increase in sales of $142.5 million or 15.8% in our Aviation Services segment. For fiscal 2020, we expect to see continued strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers. We believe long-term aftermarket growth trends are favorable.

We remain in a strong financial position to continue to execute on our strategy in fiscal 2020. Both our segments are executing on our many contract wins across the commercial and government markets. Our cash on hand plus unused capacities on our Revolving Credit Facility and accounts receivable financing program was $522 million at November 30, 2019. We expect to invest opportunistically in support of our businesses and customers. We continue to have the flexibility in our balance sheet to invest in our growth.

Results of Operations

Three Month Period Ended November 30, 2019

Sales and gross profit for our two business segments for the three- and six-months ended November 30, 2019 and 2018 were as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
	2019	2018	% Change	2019	2018	% Change
Sales:
Aviation Services
Commercial	$369.6	$325.5	13.5%	$700.1	$632.2	10.7%
Government and defense	162.4	137.4	18.2%	343.7	269.1	27.7%
	$532.0	$462.9	14.9%	$1,043.8	$901.3	15.8%
Expeditionary Services
Commercial	$6.4	$8.0	(20.0)%	$12.1	$16.5	(26.7)%
Government and defense	22.5	22.4	0.4%	46.5	41.8	11.2%
	$28.9	$30.4	(4.9)%	$58.6	$58.3	0.5%

	Three Months Ended November 30,			Six Months Ended November 30,
	2019	2018	% Change	2019	2018	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$56.8	$46.5	22.2%	$110.3	$89.3	23.5%
Government and defense	28.9	28.4	1.8%	55.4	52.7	5.1%
	$85.7	$74.9	14.4%	$165.7	$142.0	16.7%
Expeditionary Services
Commercial	$(1.5)	$0.5	(400.0)%	$(1.9)	$1.5	(226.7)%
Government and defense	1.7	2.9	(41.4)%	3.7	6.0	(38.3)%
	$0.2	$3.4	(94.1)%	$1.8	$7.5	(76.0)%

Three Month Period Ended November 30, 2019

Aviation Services Segment

Sales in the Aviation Services segment increased $69.1 million or 14.9% over the prior year period due to a $25.0 million or 18.2% increase in sales to government and defense customers. The increase in sales to government and defense customers was primarily attributable to growth from new contracts awarded.

During the second quarter of fiscal 2020, sales in this segment to commercial customers increased $44.1 million or 13.5% over the prior year period. The increase was primarily due to increased volumes in our supply chain activities.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the second quarter of fiscal 2020, we had favorable cumulative catch-up adjustments of $1.9 million. In the second quarter of fiscal 2019, we recognized favorable cumulative catch-up adjustments of $3.1 million. These adjustments relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services and certain long-term government programs.

Cost of sales in Aviation Services increased $58.3 million or 15.0% over the prior year period, which was largely in line with the sales increase discussed above. Gross profit in the Aviation Services segment increased $10.8 million or 14.4% over the prior year period. Gross profit on sales to commercial customers increased $10.3 million or 22.2% over the prior year period primarily due to the increased volume across both our supply chain and MRO activities partially offset by a decrease in gross profit of $2.6 million in our commercial programs activities. The gross profit margin on sales to commercial customers increased to 15.4% from 14.3% primarily from increased profitability in our MRO activities partially offset by the reduced gross profit margin in our commercial programs activities.

Gross profit on sales to government and defense customers increased $0.5 million or 1.8% over the prior year primarily driven by the new government contract awards. Gross profit margin on sales to government and defense customers decreased to 17.8% from 20.7% as the gross profit margin on these recent contract awards is lower than our existing government and defense activity.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $1.5 million or 4.9% over the prior year period primarily due to the timing of contract awards.

Gross profit in the Expeditionary Services segment decreased $3.2 million or 94.1% from the prior period primarily due to operational challenges impacting profitability in the current year period. Gross profit margin decreased to 0.7% from 11.2% primarily as a result of these operational challenges.

Provision for Doubtful Accounts

In the second quarter of fiscal 2019, we recognized a provision for doubtful accounts of $12.4 million related to the bankruptcy of a European airline customer. The provision included impairment of non-current contract assets of $7.6 million, allowance for doubtful accounts of $3.3 million, and other liabilities of $1.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.0 million over the prior year period. As a percent of sales, selling, general and administrative expenses increased to 10.2% from 10.0% in the prior year period. These increases are primarily attributable to investigation and remediation compliance costs of $2.4 million and severance costs of $0.9 million.

Income Taxes

Our effective income tax rate for continuing operations was 23.0% for the second quarter of fiscal 2020 compared to 21.1% in the prior year period. Higher excess tax benefits from stock options exercises in fiscal 2019 compared to the current year period drove the higher effective tax rate in fiscal 2020.

Six Month Period Ended November 30, 2019

Aviation Services Segment

Sales in the Aviation Services segment increased $142.5 million or 15.8% over the prior year period primarily due to a $74.6 million or 27.7% increase in sales to government and defense customers. The increase in sales to government and defense customers was primarily attributable to new contracts awarded recently, including the $118 million contract for the procurement, modification and delivery of two C-40 aircraft we received in early fiscal 2020.

During the six-month period ended November 30, 2019, sales in this segment to commercial customers increased $67.9 million or 10.7% over the prior year period. The increase was primarily due to higher volumes in our MRO activities as our actions to attract and retain the necessary skilled labor have allowed us to capture the customer demand for these services.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. During the six-month period ended November 30, 2019, we had favorable cumulative catch-up adjustments of $1.9 million. During the six-month period ended November 30, 2018, we recognized favorable and unfavorable cumulative catch-up adjustments of $3.8 million and $0.5 million, respectively. These adjustments relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services and certain long-term government programs.

Cost of sales in Aviation Services increased $118.8 million or 15.6% over the prior year period, which was largely in line with the sales increase discussed above. Gross profit in the Aviation Services segment increased $23.7 million or 16.7% over the prior year period. Gross profit on sales to commercial customers increased $21.0 million or 23.5% over the prior year period primarily due to the increased volume and improved profitability in our MRO activities partially offset by a decrease in gross profit of $6.7 million in our commercial programs activities. The gross profit margin on sales to commercial customers increased from 14.1% to 15.8% primarily from the increased profitability in our MRO activities partially offset by the reduced gross profit margin in our commercial programs activities.

Gross profit on sales to government and defense customers increased $2.7 million or 5.1% over the prior year primarily driven by the new government contract awards. Gross profit margin on sales to government and defense customers decreased to 16.1% from 19.6% as the gross profit margin on these recent contract awards is lower than our existing government and defense activity.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $0.3 million or 0.5% over the prior year period.  Gross profit in the Expeditionary Services segment decreased $5.7 million or 76.0% from the prior period primarily due to operational challenges impacting profitability in the current year.  Gross profit margin decreased to 3.1% from 12.9% primarily as a result of these operational challenges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.9 million over the prior year period.  As a percent of sales, selling, general and administrative expenses increased to 10.4% from 10.1% in the prior year period.  These increases are primarily attributable to investigation and remediation compliance costs of $5.2 million and severance costs of $1.7 million.

Income Taxes

Our effective income tax rate for continuing operations was 20.2% for the six-month period ended November 30, 2019 compared to 15.0% in the prior year period.  Higher excess tax benefits from the vesting of restricted shares and stock options exercises in fiscal 2019 compared to the current year period drove the higher effective tax rate in fiscal 2020.

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

At November 30, 2019, our liquidity and capital resources included cash of $38.2 million and working capital of $665.7 million.

We maintain a Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders. On September 25, 2019, we entered into an amendment to our Revolving Credit Facility which extended the maturity of the Revolving Credit Facility to September 25, 2024, increased the revolving credit commitment to $600 million, and modified certain other provisions. Under certain circumstances, we have the ability to request an increase to the revolving credit commitment by an aggregate amount of up to $300 million.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 87.5 to 175 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 75 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at November 30, 2019 were $175.0 million and there were approximately $20.3 million of outstanding letters of credit, which reduced the availability of this facility to $404.7 million. There are no other terms or covenants limiting the availability of this facility.

As of November 30, 2019, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility including outstanding letters of credit of $11.6 million and foreign lines of credit of $9.5 million.

At November 30, 2019, we complied with all financial and other covenants under our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities—continuing operations was $10.2 million in the six-month period ended November 30, 2019 compared to cash used of $41.2 million in the prior year period. The decrease from the prior period of $31.0 million was primarily attributable to working capital changes, including customer invoice collection timing.

Cash Flows from Investing Activities

Net cash used in investing activities–continuing operations was $11.7 million during the six-month period ended November 30, 2019 compared to $9.0 million in the prior year period. The increase from the prior period was primarily related to higher expenditures for property and equipment in the current year period.

Cash Flows from Financing Activities

Net cash provided from financing activities–continuing operations was $41.1 million during the six-month period ended November 30, 2019 compared to $44.9 million in the prior year period. The decrease was primarily related to stock compensation activity including proceeds from stock option exercises and stock compensation-related tax payments.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the second quarter of fiscal 2020.

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

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended November 30, 2019.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2019. There were no significant changes during the quarter ended November 30, 2019.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2019 due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2019.

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

Changes in Internal Control Over Financial Reporting

Effective June 1, 2019, we adopted ASC 842, which amended the existing accounting standards for lease accounting. We have implemented certain changes to our internal controls over financial reporting to support the reporting and disclosure requirements of the new lease standard. Other than changes related to our remediation efforts and the new accounting processes, systems, and controls for lease accounting, there were no other changes in our internal control over financial reporting during fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no significant changes in the Company’s legal proceedings since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 except for the following:

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

Airlift is cooperating with the DoJ investigation. In order to explore whether a negotiated resolution of the matter is possible, and in an effort to minimize continuing legal defense costs, Airlift has entered into settlement discussions with the DoJ. Airlift believes it has meritorious defenses and counter-arguments to the concerns raised by the DoJ; however, there is no assurance that any settlement will be achieved. If no settlement is reached, the DoJ and the qui tam plaintiff could pursue civil litigation under the FCA, which provides for the recovery of, among other amounts, treble damages and penalties.

While we believe that it is probable that we will incur a loss from this matter, we cannot yet reasonably estimate the maximum amount of potential loss, nor can we provide any assurance that the ultimate resolution of the remaining exposure for this matter will not be material.

Item 1A — Risk Factors

There have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended May 31, 2019.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases we made during the quarter ended November 30, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs (1)	or Programs (1)
9/1/2019 — 9/30/2019	—	—	—
10/1/2019 — 10/31/2019	100,000	$40.84	100,000
11/1/2019 — 11/30/2019	—	—	—
Total	100,000	$40.84	100,000	$222,546,000

(1) On July 10, 2017, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $250 million of our common stock, with no expiration date.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated December 19, 2019 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated December 19, 2019 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated December 19, 2019 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated December 19, 2019 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2019 and May 31, 2019, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended November 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended November 30, 2019 and 2018, (iv)  Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2019 and 2018, (v) Condensed Consolidated Statement of Changes in Equity for the three- and six- months ended November 30, 2019 and 2018 (vi) Notes to Condensed Consolidated Financial Statements.**

**

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

AAR CORP.
(Registrant)

Date:	December 19, 2019	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)