Form 10-Q
period 2020-02-29
AAR CORP
filed 2020-03-25
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2020

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

As of February 29, 2020 there were 35,100,696 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 29, 2020

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 29, 2020 and May 31, 2019

(In millions, except share data)

ASSETS

	February 29,	May 31,
	2020	2019
	(Unaudited)
Current assets:
Cash and cash equivalents	$37.0	$21.3
Restricted cash	27.9	19.8
Accounts receivable, less allowances of $20.2 and $16.0, respectively	225.7	197.8
Contract assets	64.7	59.2
Inventories	621.6	523.7
Rotable assets and equipment on or available for short-term lease	69.0	65.3
Assets of discontinued operations	26.3	29.2
Other current assets	85.9	36.2
Total current assets	1,158.1	952.5

Property, plant and equipment, net of accumulated depreciation of $244.9 and $231.8 respectively	136.7	132.8

Other assets:
Goodwill	116.5	116.2
Intangible assets, net of accumulated amortization of $18.2 and $30.3, respectively	12.0	22.2
Operating lease right-of-use assets, net	99.4	—
Rotable assets supporting long-term programs	225.3	216.0
Other non-current assets	80.9	77.5
	534.1	431.9
	$1,828.9	$1,517.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 29, 2020 and May 31, 2019

(In millions, except share data)

LIABILITIES AND EQUITY

	February 29,	May 31,
	2020	2019
	(Unaudited)
Current liabilities:
Accounts payable	$295.1	$187.8
Accrued liabilities	149.8	140.5
Liabilities of discontinued operations	40.4	29.2
Total current liabilities	485.3	357.5

Long-term debt	206.0	141.7
Operating lease liabilities	80.0	—
Deferred revenue on long-term programs	101.3	83.8
Other liabilities	26.9	28.3
	414.2	253.8

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	481.5	479.4
Retained earnings	725.1	709.8
Treasury stock, 10,200,090 and 10,512,974 shares at cost, respectively	(282.6)	(287.7)
Accumulated other comprehensive loss	(39.9)	(40.9)
Total equity	929.4	905.9
	$1,828.9	$1,517.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 29/28, 2020 and 2019

(Unaudited)

(In millions, except share data)

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Sales:
Sales from products	$294.8	$292.4	$862.9	$814.5
Sales from services	258.3	237.1	792.6	674.6
	553.1	529.5	1,655.5	1,489.1
Cost and operating expenses:
Cost of products	238.3	239.0	700.4	665.5
Cost of services	249.5	205.2	722.3	588.8
Provision for doubtful accounts	1.9	0.7	3.3	13.7
Selling, general and administrative	58.1	54.8	173.3	152.1
	547.8	499.7	1,599.3	1,420.1
Operating income	5.3	29.8	56.2	69.0
Other expense, net	(0.2)	(0.6)	(0.6)	(0.4)
Interest expense	(2.4)	(2.6)	(6.5)	(7.2)
Interest income	0.1	0.2	0.3	0.8
Income from continuing operations before provision for income taxes	2.8	26.8	49.4	62.2
Provision for income taxes (benefit)	0.2	(0.6)	9.6	4.7
Income from continuing operations	2.6	27.4	39.8	57.5
Loss from discontinued operations	(0.3)	(64.8)	(18.9)	(72.8)
Net income (loss)	$2.3	$(37.4)	$20.9	$(15.3)

Earnings (Loss) per share - basic:
Earnings from continuing operations	$0.08	$0.79	$1.14	$1.66
Loss from discontinued operations	(0.01)	(1.87)	(0.54)	(2.11)
Earnings (Loss) per share - basic	$0.07	$(1.08)	$0.60	$(0.45)

Earnings (Loss) per share - diluted:
Earnings from continuing operations	$0.07	$0.78	$1.13	$1.63
Loss from discontinued operations	(0.01)	(1.86)	(0.54)	(2.08)
Earnings (Loss) per share - diluted	$0.06	$(1.08)	$0.59	$(0.45)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended February 29/28, 2020 and 2019

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Net income (loss)	$2.3	$(37.4)	$20.9	$(15.3)
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments	(0.1)	0.5	0.3	(0.6)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.0 and $0.1 for the three months ended February 29/28, 2020 and 2019, respectively, and $0.1 and $0.2 for the nine months ended February 29/28, 2020 and 2019, respectively	0.2	0.3	0.7	0.8
Other comprehensive income, net of tax	0.1	0.8	1.0	0.2
Comprehensive income (loss)	$2.4	$(36.6)	$21.9	$(15.1)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 29/28, 2020 and 2019

(Unaudited)

(In millions)

	Nine Months Ended
	February 29/28,
	2020	2019
Cash flows provided from (used in) operating activities:
Net income (loss)	$20.9	$(15.3)
Less: Loss from discontinued operations	(18.9)	(72.8)
Income from continuing operations	39.8	57.5
Adjustments to reconcile income from continuing operations to net cash provided from (used in) operating activities:
Depreciation and intangible amortization	32.8	31.3
Amortization of stock-based compensation	10.3	8.8
Customer contract termination and restructuring costs	24.7	—
Provision for doubtful accounts	3.3	13.7
Deferred tax provision	1.5	(10.2)
Changes in certain assets and liabilities:
Accounts receivable	(34.6)	(73.3)
Contract assets	(5.4)	(5.2)
Inventories	(98.0)	(71.8)
Rotable spares and equipment on or available for short-term lease	(3.7)	18.6
Rotable assets supporting long-term programs	(23.7)	(38.2)
Accounts payable	107.1	47.7
Accrued and other liabilities	(9.6)	2.8
Deferred revenue on long-term programs	1.1	51.9
Other	(46.1)	(17.2)
Net cash provided from (used in) operating activities – continuing operations	(0.5)	16.4
Net cash provided from (used in) operating activities – discontinued operations	(8.4)	8.1
Net cash provided from (used in) operating activities	(8.9)	24.5
Cash flows used in investing activities:
Property, plant and equipment expenditures	(18.3)	(12.3)
Payments for acquisitions	—	(2.3)
Other	(1.7)	1.3
Net cash used in investing activities – continuing operations	(20.0)	(13.3)
Net cash used in investing activities – discontinued operations	—	(0.5)
Net cash used in investing activities	(20.0)	(13.8)
Cash flows provided from (used in) financing activities:
Short-term borrowings, net	65.0	25.0
Repayments on long-term borrowings	—	(25.0)
Cash dividends	(8.1)	(7.9)
Purchase of treasury stock	(4.1)	(0.8)
Financing costs	(1.3)	—
Stock compensation activity	1.1	8.3
Net cash provided from (used in) financing activities – continuing operations	52.6	(0.4)
Net cash used in financing activities – discontinued operations	—	(1.4)
Net cash provided from (used in) financing activities	52.6	(1.8)
Effect of exchange rate changes on cash	0.1	(0.1)
Increase in cash and cash equivalents	23.8	8.8
Cash, cash equivalents, and restricted cash at beginning of period	41.1	41.6
Cash, cash equivalents, and restricted cash at end of period	$64.9	$50.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended February 29/28, 2020 and 2019

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2019	$45.3	$479.4	$709.8	$(287.7)	$(40.9)	$905.9
Cumulative effect adjustment upon adoption of ASC 842 on June 1, 2019	—	—	2.5	—	—	2.5
Net income	—	—	4.4	—	—	4.4
Cash dividends ($0.075 per share)	—	—	(2.9)	—	—	(2.9)
Stock option activity	—	0.9	—	1.8	—	2.7
Restricted stock activity	—	(4.3)	—	1.1	—	(3.2)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance, August 31, 2019	$45.3	$476.0	$713.8	$(284.8)	$(40.8)	$909.5
Net income	—	—	14.2	—	—	14.2
Cash dividends ($0.075 per share)	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	0.9	—	1.2	—	2.1
Restricted stock activity	—	1.8	—	—	—	1.8
Repurchase of shares	—	—	—	(4.1)	—	(4.1)
Other comprehensive income, net of tax	—	—	—	—	0.8	0.8
Balance, November 30, 2019	$45.3	$478.7	$725.4	$(287.7)	$(40.0)	$921.7
Net income	—	—	2.3	—	—	2.3
Cash dividends ($0.075 per share)	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	0.5	—	5.3	—	5.8
Restricted stock activity	—	2.3	—	(0.2)	—	2.1
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance, February 29, 2020	$45.3	$481.5	$725.1	$(282.6)	$(39.9)	$929.4
Balance, May 31, 2018	$45.3	$470.5	$733.2	$(280.7)	$(32.0)	$936.3
Cumulative effect adjustment upon adoption of ASC 606 on June 1, 2018	—	—	(20.4)	—	—	(20.4)
Net income	—	—	15.1	—	—	15.1
Cash dividends ($0.075 per share)	—	—	(2.7)	—	—	(2.7)
Stock option activity	—	0.7	—	2.2	—	2.9
Restricted stock activity	—	(1.4)	—	(0.5)	—	(1.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Balance, August 31, 2018	$45.3	$469.8	$725.2	$(279.0)	$(32.2)	$929.1
Net income	—	—	7.0	—	—	7.0
Cash dividends ($0.075 per share)	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	0.9	—	1.6	—	2.5
Restricted stock activity	—	0.1	—	(0.1)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(0.4)	(0.4)
Balance, November 30, 2018	$45.3	$470.8	$729.6	$(277.5)	$(32.6)	$935.6
Net loss	—	—	(37.4)	—	—	(37.4)
Cash dividends ($0.075 per share)	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	1.0	—	—	—	1.0
Restricted stock activity	—	3.0	—	(0.2)	—	2.8
Repurchase of shares	—	—	—	(0.8)	—	(0.8)
Other comprehensive income, net of tax	—	—	—	—	0.8	0.8
Balance, February 28, 2019	$45.3	$474.8	$689.6	$(278.5)	$(31.8)	$899.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2020

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of February 29, 2020, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended February 29/28, 2020 and 2019, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 29/28, 2020 and 2019, and the Condensed Consolidated Statement of Changes in Equity for the three- and nine-month periods ended February 29/28, 2020 and 2019. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which amended the existing accounting standards for lease accounting. ASC 842 requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for most lease arrangements, including those classified as operating leases. In addition, ASC 842 requires new qualitative and quantitative disclosures about our leasing activities.

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

The adoption of ASC 842 did not have a material impact on the Condensed Consolidated Statements of Operations or Cash Flows.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2020

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

During fiscal 2019, we signed an agreement to sell our U.S. Department of Defense (“DoD”) contracts and certain assets of our COCO business. In conjunction with this agreement and other expected asset sales, we recognized an impairment charge in discontinued operations of $74.1 million during the third quarter of fiscal 2019 reflecting the expected net proceeds to be received upon the completion of the sale transactions.

In fiscal 2020, we signed an agreement to sell the remaining operating contract of the COCO business and recognized an impairment charge of $11.8 million in the first quarter of fiscal 2020 related to the disposal of the remaining COCO assets. The sale of the DoD contracts and related assets was completed in the second quarter of fiscal 2020 and the sale of the remaining operating contract was completed in the fourth quarter of fiscal 2020 shortly after government approval.

No amounts for general corporate overhead or interest expense were allocated to discontinued operations during the periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Operating results for discontinued operations were comprised of the following:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Sales	$6.3	$26.6	$40.2	$68.8
Cost of sales	(6.5)	(31.3)	(44.9)	(79.0)
Asset impairments	—	(74.1)	(11.8)	(74.1)
Selling, general and administrative expenses	(0.1)	(2.7)	(7.3)	(7.5)
Operating loss from discontinued operations	(0.3)	(81.5)	(23.8)	(91.8)
Provision for income taxes (benefit)	—	(16.7)	(4.9)	(19.0)
Loss from discontinued operations	$(0.3)	$(64.8)	$(18.9)	$(72.8)

The carrying amounts of the major classes of assets and liabilities for our discontinued operations are as follows:

	February 29,	May 31,
	2020	2019
Accounts receivable, net	$2.3	$16.2
Inventory, rotable assets, and equipment	—	7.5
Operating lease ROU assets	22.7	—
Other assets	1.3	5.5
Assets of discontinued operations	$26.3	$29.2

Accounts payable and accrued liabilities	$17.7	$29.2
Operating lease liabilities	22.7	—
Liabilities of discontinued operations	$40.4	$29.2

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

February 29, 2020

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

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. These adjustments relate to our long-term, power-by-the-hour (“PBH”) programs where we provide component inventory management and repair services and certain long-term government programs.

For the three-month period ended February 29, 2020, we recognized favorable and unfavorable cumulative catch-up adjustments of $4.2 million and $1.7 million, respectively. For the three-month period ended February 28, 2019, we recognized favorable cumulative catch-up adjustments of $0.8 million, respectively. When considering these adjustments on a net basis, we recognized net favorable adjustments of $2.5 million and $0.8 million in the three-month periods ended February 29/28, 2020 and 2019, respectively.

For the nine-month period ended February 29, 2020, we recognized favorable and unfavorable cumulative catch-up adjustments of $6.1 million and $1.7 million, respectively. For the nine-month period ended February 28, 2019, we recognized favorable and unfavorable cumulative catch-up adjustments of $4.6 million and $0.5 million, respectively. When considering these adjustments on a net basis, we recognized net favorable adjustments of $4.4 million and $4.1 million in the nine-month periods ended February 29/28, 2020 and 2019, respectively.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

We have elected to use certain practical expedients permitted under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our Condensed Consolidated Statement of Operations, and are not considered a performance obligation to our customers. Our reported sales on our Condensed Consolidated Statement of Operations are net of any sales or related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

Contract Assets and Liabilities

The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. Contract assets consist of unbilled receivables or costs incurred where revenue recognized over time

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

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

Net contract assets and liabilities are as follows:

	February 29,	May 31,
	2020	2019	Change
Contract assets – current	$64.7	$59.2	$5.5
Contract assets – non-current	25.1	17.0	8.1
Deferred revenue – current	(13.4)	(12.6)	(0.8)
Deferred revenue on long-term contracts	(101.3)	(83.8)	(17.5)
Net contract liabilities	$(24.9)	$(20.2)	$(4.7)

Contract assets – non-current is reported within Other non-current assets, and Contract liabilities – current is reported within Accrued liabilities on our Condensed Consolidated Balance Sheet. Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

During the three-month period ended February 29, 2020, we terminated a contract with a commercial PBH customer and restructured contracts with two other PBH customers. After the restructuring, those two contracts were deemed loss contracts requiring the establishment of forward loss reserves for the total estimated costs that are in excess of the total estimated consideration over the remainder of the contracts. The impact from these actions resulted in a charge of $24.7 million during the three-month period ended February 29, 2020, which included a reduction in contract assets and revenue of $9.8 million and the establishment of forward loss reserves and other related charges of $14.9 million.

Changes in our deferred revenue, after adoption of ASC 606 on June 1, 2018, were as follows for the three- and nine-month periods ended February 29/28, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Deferred revenue at beginning of period	$(133.8)	$(77.6)	$(96.4)	$(44.1)
Revenue deferred	(102.1)	(109.3)	(342.4)	(303.3)
Revenue recognized	121.7	91.3	326.0	247.8
Other	(0.5)	(1.7)	(1.9)	2.3
Deferred revenue at end of period	$(114.7)	$(97.3)	$(114.7)	$(97.3)

Remaining Performance Obligations

As of February 29, 2020, we had approximately $1.1 billion of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts. We expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months with the majority of the remainder recognized over the next three years. The amount of remaining performance obligations, which is expected to be recognized as revenue beyond 12 months, primarily relates to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Sales across the major customer markets for each of our operating segments for the three- and nine-month periods ended February 29/28, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Aviation Services:
Commercial	$353.7	$350.8	$1,053.8	$983.0
Government and defense	176.6	146.5	520.3	415.6
	$530.3	$497.3	$1,574.1	$1,398.6
Expeditionary Services:
Commercial	$5.5	$6.8	$17.6	$23.3
Government and defense	17.3	25.4	63.8	67.2
	$22.8	$32.2	$81.4	$90.5

Sales by geographic region for the three- and nine-month periods ended February 29/28, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Aviation Services:
North America	$412.9	$373.7	$1,198.9	$1,024.9
Europe/Africa	85.1	80.9	273.1	245.4
Other	32.3	42.7	102.1	128.3
	$530.3	$497.3	$1,574.1	$1,398.6
Expeditionary Services:
North America	$20.2	$30.2	$74.8	$85.1
Europe/Africa	2.6	1.5	6.2	4.2
Other	—	0.5	0.4	1.2
	$22.8	$32.2	$81.4	$90.5

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	February 29,	May 31,
	2020	2019
U.S. Government contracts:
Trade receivables	$40.4	$28.7
Unbilled receivables	30.5	31.7
	70.9	60.4
All other customers:
Trade receivables	117.3	92.5
Unbilled receivables	37.5	44.9
	154.8	137.4
	$225.7	$197.8

Included in the table above are past due receivables owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia, Peru, and Poland. Our past due receivables owed by these customers was $9.9 million as of February 29, 2020, which was net of allowance for doubtful accounts of $7.8 million.

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

Expense charged to operations for restricted stock during the three-month periods ended February 29/28, 2020 and 2019 was $2.3 million and $2.7 million, respectively, and $7.2 million and $5.7 million during the nine-month periods ended February 29/28, 2020 and 2019.

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

The total intrinsic value of stock options exercised during the nine-month periods ended February 29/28, 2020 and 2019 was $6.2 million and $12.0 million, respectively. Expense charged to operations for stock options during the three-month periods ended

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

February 29/28, 2020 and 2019 was $0.9 million and $1.0 million, respectively, and during the nine-month periods ended February 29/28, 2020 and 2019 was $3.1 million and $3.2 million, respectively.

Note 6 – Inventory

The summary of inventories is as follows:

	February 29,	May 31,
	2020	2019
Aircraft and engine parts, components and finished goods	$553.0	$467.9
Raw materials and parts	50.2	41.8
Work-in-process	18.4	14.0
	$621.6	$523.7

Note 7 – Supplemental Cash Flow Information

	Nine Months Ended
	February 29/28,
	2020	2019
Interest paid	$6.0	$6.7
Income taxes paid	14.0	5.3
Income tax refunds received	2.6	—

Note 8 – Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2021, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet.

During the nine-month period ended February 29/28, 2020 and 2019, we sold $588.8 million and $547.6 million, respectively, of receivables under the Purchase Agreement and remitted $589.4 million and $519.8 million, respectively, to the Purchaser on their behalf. As of February 29, 2020 and May 31, 2019, we had collected cash of $27.9 million and $19.8 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Operations. We incurred discounts on the sale of our receivables of $0.4 million and $0.6 million during the three-month periods ended February 29/28, 2020 and 2019, respectively, and $1.5 million and $1.6 million during the nine-month periods ended February 29/28, 2020 and 2019, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 29,	May 31,
	2020	2019
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$185.0	$120.0
Term loan due November 1, 2021 with interest payable monthly	23.1	22.9
Total debt	208.1	142.9
Debt issuance costs, net	(2.1)	(1.2)
Long-term debt	$206.0	$141.7

At February 29, 2020, our variable rate debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

On September 25, 2019, we entered into an amendment to our Revolving Credit Facility that extended the maturity of the Revolving Credit Facility to September 25, 2024, increased the revolving credit commitment to $600 million, and modified certain other provisions. Under certain circumstances, we have the ability to request, but our lenders are not required to grant, an increase to the revolving credit commitment by an aggregate amount of up to $300 million, not to exceed $900 million in total. Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 87.5 to 175 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 75 basis points based on certain financial measurements if a Base Rate loan.

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At February 29, 2020, we were in compliance with the financial and other covenants in our financing agreements.

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

February 29, 2020

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

The summary of our operating lease cost is as follows:

	Three Months	Nine Months
	Ended	Ended
	February 29,	February 29,
	2020	2020

Operating lease cost	$4.9	$13.6
Short-term lease cost	1.4	4.0
Variable lease cost	1.5	4.3
	$7.8	$21.9

With the exception of a land lease for one of our airframe maintenance facilities that expires in 2108, our operating leases expire at various dates through 2039. Maturities of our operating lease payments as of February 29, 2020 are as follows:

2020 (excluding the nine months ended February 29, 2020)	$4.1
2021	16.9
2022	14.9
2023	13.1
2024	11.1
Thereafter	51.7
Total undiscounted payments	111.8
Less: Imputed interest	(17.9)
Present value of minimum lease payments	93.9
Less: Operating lease liabilities – current	(13.9)
Operating lease liabilities – non-current	$80.0

The current portion of operating lease liabilities are presented within Accrued expenses on our Condensed Consolidated Balance Sheet.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Prior to the adoption of ASC 842, our future minimum operating lease payments at May 31, 2019 were as follows:

2020	$21.6
2021	19.3
2022	16.5
2023	13.2
2024	11.0
Thereafter	39.9
$121.5

As of February 29, 2020, the weighted average remaining lease term and discount rate for our operating leases were approximately 8.7 years and 3.6%, respectively.

Supplemental cash flow information related to leases for the three- and nine-month period ended February 29, 2020 was as follows:

	Three Months	Nine Months
	Ended	Ended
	February 29,	February 29,
	2020	2020
Cash paid for amounts included in the measurement of lease liabilities	$2.4	$10.0
Operating lease liabilities arising from obtaining ROU assets	0.1	13.2

Note 11 – Investments in Joint Ventures

Our investments in joint ventures includes $6.1 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility. Facility construction is expected to be completed in fiscal 2021.

The investment balance as of February 29, 2020 includes $4.6 million related to the guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt. The Indian joint venture is accounted for using the equity method. In addition, each of the partners in the Indian joint venture have a loan to the joint venture proportionate to their equity ownership. Our loan to the Indian joint venture under this arrangement was $2.9 million as of February 29, 2020.

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

February 29, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 29/28, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Basic and Diluted EPS:
Income from continuing operations	$2.6	$27.4	$39.8	$57.5
Less income attributable to participating shares	—	(0.1)	(0.2)	(0.2)
Income from continuing operations attributable to common shareholders	2.6	27.3	39.6	57.3
Loss from discontinued operations attributable to common shareholders	(0.3)	(64.8)	(18.9)	(72.8)
Net income attributable to common shareholders for earnings per share	$2.3	$(37.5)	$20.7	$(15.5)

Weighted Average Shares:
Weighted average common shares outstanding – basic	34.7	34.5	34.8	34.6
Additional shares from the assumed exercise of stock options	0.4	0.4	0.3	0.4
Weighted average common shares outstanding – diluted	35.1	34.9	35.1	35.0

Earnings per share – basic:
Earnings from continuing operations	$0.08	$0.79	$1.14	$1.66
Loss from discontinued operations	(0.01)	(1.87)	(0.54)	(2.11)
Earnings per share – basic	$0.07	$(1.08)	$0.60	$(0.45)

Earnings per share – diluted:
Earnings from continuing operations	$0.07	$0.78	$1.13	$1.63
Loss from discontinued operations	(0.01)	(1.86)	(0.54)	(2.08)
Earnings per share – diluted	$0.06	$(1.08)	$0.59	$(0.45)

The potential dilutive effect of 265,000 and 277,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for both the three- and nine-month periods ended February 29/28, 2020 and 2019 as the shares would have been anti-dilutive.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and nine-month periods ended February 29/28, 2020 and 2019 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at December 1, 2019	$(1.7)	$(38.3)	$(40.0)
Other comprehensive income before reclassifications	(0.1)	—	(0.1)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(0.1)	0.2	0.1
Balance at February 29, 2020	$(1.8)	$(38.1)	$(39.9)

Balance at December 1, 2018	$(0.8)	$(31.8)	$(32.6)
Other comprehensive loss before reclassifications	0.5	—	0.5
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	0.5	0.3	0.8
Balance at February 28, 2019	$(0.3)	$(31.5)	$(31.8)

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2019	$(2.1)	$(38.8)	$(40.9)
Other comprehensive income before reclassifications	0.3	—	0.3
Amounts reclassified from AOCL	—	0.7	0.7
Total other comprehensive income	0.3	0.7	1.0
Balance at February 29, 2020	$(1.8)	$(38.1)	$(39.9)

Balance at June 1, 2018	$0.3	$(32.3)	$(32.0)
Other comprehensive loss before reclassifications	(0.6)	—	(0.6)
Amounts reclassified from AOCL	—	0.8	0.8
Total other comprehensive income (loss)	(0.6)	0.8	0.2
Balance at February 28, 2019	$(0.3)	$(31.5)	$(31.8)

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

February 29, 2020

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

Selected financial information for each segment is as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Sales:
Aviation Services	$530.3	$497.3	$1,574.1	$1,398.6
Expeditionary Services	22.8	32.2	81.4	90.5
	$553.1	$529.5	$1,655.5	$1,489.1

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Gross profit:
Aviation Services	$65.2	$81.7	$230.9	$223.7
Expeditionary Services	0.1	3.6	1.9	11.1
	$65.3	$85.3	$232.8	$234.8

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Gross profit	$65.3	$85.3	$232.8	$234.8
Selling, general and administrative	(58.1)	(54.8)	(173.3)	(152.1)
Provision for doubtful accounts	(1.9)	(0.7)	(3.3)	(13.7)
Other income (expense), net	(0.2)	(0.6)	(0.6)	(0.4)
Interest expense	(2.4)	(2.6)	(6.5)	(7.2)
Interest income	0.1	0.2	0.3	0.8
Income from continuing operations before provision for income taxes	$2.8	$26.8	$49.4	$62.2

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2020

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2019 except for our revised accounting policy for leases. On June 1, 2019, we adopted ASC 842, which amended the existing accounting standards for lease accounting. Prior periods have not been restated for ASC 842 and continue to be reported under the accounting standards in effect for those periods. A discussion of our revised accounting policy for leases is included in Note 10 to the Condensed Consolidated Financial Statements.

Business Trends and Outlook

Consolidated sales for the first nine months of fiscal 2020 increased $166.4 million or 11.2% over the prior year primarily due to an increase in sales of $175.5 million or 12.5% in our Aviation Services segment. While we are uncertain of the magnitude and length of any impact from the coronavirus (“COVID-19”) on the aviation industry, we expect to see continued strength in our Aviation Services segment over the long-term given its offerings of value-added services to both commercial and government and defense customers. We believe long-term commercial aftermarket growth trends are favorable. However, our results of operations are affected by the amount of commercial aircraft flying and flight hours. The current COVID-19 pandemic has decreased the amount of commercial aircraft flying and flight hours, and has created economic disruption.

We believe the impact of COVID-19 will negatively affect our revenues and results of operations. However, in the fourth quarter, we will be taking actions to reduce our fixed costs and overhead by consolidating facilities with the goal to improve our operating efficiencies. Further, in response to the impact of COVID-19, we have taken actions including reducing executive compensation, freezing new hiring, reducing or eliminating all non-essential spend, furloughs and, unfortunately, reducing our workforce. We expect the cost of these fourth quarter actions to be approximately $15 to $20 million with the payback of these actions realized within one year. We remain prepared to take additional action as warranted to respond to the evolving airline demand environment.

Our cash on hand plus unused capacities on our Revolving Credit Facility was $432 million at February 29, 2020. In addition, we had availability of $92 million under our uncommitted accounts receivable financing program at that date.

Results of Operations

Three Month Period Ended February 29, 2020

Sales and gross profit for our two business segments for the three- and nine-months ended February 29, 2020 and 2019 were as follows:

	Three Months Ended February 29/28,			Nine Months Ended February 29/28,
	2020	2019	% Change	2020	2019	% Change
Sales:
Aviation Services
Commercial	$353.7	$350.8	0.8%	$1,053.8	$983.0	7.2%
Government and defense	176.6	146.5	20.5%	520.3	415.6	25.2%
	$530.3	$497.3	6.6%	$1,574.1	$1,398.6	12.5%
Expeditionary Services
Commercial	$5.5	$6.8	(19.1)%	$17.6	$23.3	(24.5)%
Government and defense	17.3	25.4	(31.9)%	63.8	67.2	(5.1)%
	$22.8	$32.2	(29.2)%	$81.4	$90.5	(10.1)%

	Three Months Ended February 29/28,			Nine Months Ended February 29/28,
	2020	2019	% Change	2020	2019	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$32.8	$52.5	(37.5)%	$143.1	$141.8	0.9%
Government and defense	32.4	29.2	11.0%	87.8	81.9	7.2%
	$65.2	$81.7	(20.2)%	$230.9	$223.7	3.2%
Expeditionary Services
Commercial	$(1.3)	$1.0	(230.0)%	$(3.2)	$2.5	(228.0)%
Government and defense	1.4	2.6	(46.2)%	5.1	8.6	(40.7)%
	$0.1	$3.6	(97.2)%	$1.9	$11.1	(82.9)%

Three Month Period Ended February 29, 2020

Aviation Services Segment

Sales in the Aviation Services segment increased $33.0 million or 6.6% over the prior year period due to a $30.1 million or 20.5% increase in sales to government and defense customers. The increase in sales to government and defense customers was primarily attributable to growth from new contracts recently awarded.

During the third quarter of fiscal 2020, sales in this segment to commercial customers increased $2.9 million or 0.8% over the prior year period. Sales were reduced by $9.8 million related to the impact of restructuring actions, which included the exit of one customer contract and restructuring of two other customer contracts.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the third quarter of fiscal 2020, we had net favorable cumulative catch-up adjustments of $2.5 million. In the third quarter of fiscal 2019, we recognized favorable cumulative catch-up adjustments of $0.8 million. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services and certain long-term government programs.

Cost of sales in Aviation Services increased $49.5 million or 11.9% over the prior year period primarily related to contract loss provisions and related costs of $14.9 million for the restructuring activities impacting certain contracts.

Gross profit in the Aviation Services segment decreased $16.5 million or 20.2% from the prior year period. Gross profit on sales to commercial customers decreased $19.7 million or 37.5% from the prior year period primarily due to the restructuring activities discussed above. The gross profit margin on sales to commercial customers decreased to 9.3% from 15.0% primarily from the contract restructuring costs of $14.9 million.

Gross profit on sales to government and defense customers increased $3.2 million or 11.0% over the prior year primarily driven by recently awarded government contracts. Gross profit margin on sales to government and defense customers decreased to 18.3% from 19.9% as the gross profit margin on these recent contract awards is lower than our existing government and defense activity.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $9.4 million or 29.2% from the prior year period primarily due to the timing of contract awards.

Gross profit in the Expeditionary Services segment decreased $3.5 million or 97.2% from the prior period primarily due to operational challenges impacting profitability in the current year period. Gross profit margin decreased to 0.4% from 11.2% to primarily as a result of these operational challenges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.3 million over the prior year period. As a percent of sales, selling, general and administrative expenses increased to 10.5% from 10.3% in the prior year period. These increases are primarily attributable to increased costs over the prior year quarter for investigation and remediation compliance costs of $1.6 million.

Income Taxes

Our effective income tax rate for continuing operations was 7.1% for the third quarter of fiscal 2020 compared to an income tax benefit in the prior year period. The current year quarter included excess tax benefits from stock options exercises of $0.6 million which favorably impacted the effective tax rate. The prior year quarter included a tax benefit of $4.7 million related to the recognition of previously unrecognized uncertain tax positions and a tax benefit of $1.8 million related to tax provision to federal income tax return filing differences.

Nine Month Period Ended February 29, 2020

Aviation Services Segment

Sales in the Aviation Services segment increased $175.5 million or 12.5% over the prior year period primarily due to a $104.7 million or 25.2% increase in sales to government and defense customers. The increase in sales to government and defense customers was primarily attributable to new contracts awarded recently, including the $118 million contract for the procurement, modification and delivery of two C-40 aircraft we received in early fiscal 2020.

During the nine-month period ended February 29, 2020, sales in this segment to commercial customers increased $70.8 million or 7.2% over the prior year period. The increase was primarily due to higher volumes in our MRO activities as our actions to attract and retain the necessary skilled labor have allowed us to capture the customer demand for these services.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. During the nine-month period ended February 29, 2020, we had net favorable cumulative catch-up adjustments of $4.4 million. During the nine-month period ended February 28, 2019, we recognized net favorable and unfavorable cumulative catch-up adjustments of $4.1 million. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services and certain long-term government programs.

Cost of sales in Aviation Services increased $168.3 million or 14.3% over the prior year period, which was primarily related to the higher volumes in our MRO activities partially offset by the contract restructuring charges.

Gross profit in the Aviation Services segment increased $7.2 million or 3.2% over the prior year period. Gross profit on sales to government and defense customers increased $5.9 million or 7.2% over the prior year primarily driven by the new government contract awards. Gross profit margin on sales to government and defense customers decreased to 16.9% from 19.7% as the gross profit margin on these recent contract awards is lower than our existing government and defense activity.

Gross profit on sales to commercial customers increased $1.3 million or 0.9% over the prior year period primarily due to the increased volume and improved profitability in our MRO activities partially offset by the contract restructuring charges across three commercial program customers. The gross profit margin on sales to commercial customers decreased to 13.6% from 14.4% primarily from the increased profitability in our MRO activities partially offset by the reduced gross profit margin in our commercial program activities.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $9.1 million or 10.1% from the prior year period primarily due to the timing of contract awards. Gross profit in the Expeditionary Services segment decreased $9.2 million or 82.9% from the prior period primarily due to operational challenges impacting profitability in the current year. Gross profit margin decreased to 2.3% from 12.3% primarily as a result of these operational challenges.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $21.2 million or 13.9% over the prior year period.  As a percent of sales, selling, general and administrative expenses increased to 10.5% from 10.2% in the prior year period.  The increase as a percent of sales is primarily attributable to increased investigation and remediation compliance costs of $6.6 million.

Income Taxes

Our effective income tax rate for continuing operations was 19.4% for the nine-month period ended February 29, 2020 compared to 7.6% for the prior year period. The prior year period included a tax benefit of $4.7 million related to the recognition of previously unrecognized uncertain tax positions and a tax benefit of $1.8 million related to tax provision to federal income tax return filing differences.

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

At February 29, 2020, our liquidity and capital resources included cash of $37.0 million and working capital of $672.8 million.

We maintain a Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders. On September 25, 2019, we entered into an amendment to our Revolving Credit Facility which extended the maturity of the Revolving Credit Facility to September 25, 2024, increased the revolving credit commitment to $600 million, and modified certain other provisions. Under certain circumstances, we have the ability to request, but our lenders are not required to grant, an increase to the revolving credit commitment by an aggregate amount of up to $300 million.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 87.5 to 175 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 75 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at February 29, 2020 were $185.0 million and there were approximately $20.3 million of outstanding letters of credit, which reduced the availability of this facility to $394.7 million. There are no other terms or covenants limiting the availability of this facility. Subsequent to the end of the quarter, we elected to draw down on the Revolving Credit Facility in an amount equal to $165 million with the majority of that draw remaining in our cash accounts. We elected to borrow such amounts as a precautionary measure in light of economic and market uncertainty presented by COVID-19.

As of February 29, 2020, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility including outstanding letters of credit of $11.6 million and foreign lines of credit of $9.5 million.

We maintain a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2021, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet.

At February 29, 2020, we complied with all financial and other covenants under our financing arrangements.

Cash Flows from Operating Activities

Net cash used in operating activities–continuing operations was $0.5 million in the nine-month period ended February 29, 2020 compared to cash provided of $16.4 million in the prior year period. The decrease from the prior period of $16.9 million was primarily attributable to working capital changes, including customer invoice collection timing.

Cash Flows from Investing Activities

Net cash used in investing activities–continuing operations was $20.0 million during the nine-month period ended February 29, 2020 compared to $13.3 million in the prior year period. The increase from the prior period was primarily related to higher expenditures for property and equipment in the current year period.

Cash Flows from Financing Activities

Net cash provided from financing activities–continuing operations was $52.6 million during the nine-month period ended February 29, 2020 compared to cash used of $0.4 million in the prior year period. The increase was primarily related to additional borrowings in fiscal 2020 on our Revolving Credit Facility.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the third quarter of fiscal 2020.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q and under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2019. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended February 29, 2020.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2019. There were no significant changes during the quarter ended February 29, 2020.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 29, 2020 due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2019.

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

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

Our Condensed Consolidated Financial Statements for the quarter ended February 29, 2020 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings in Note 15 that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 15 for information regarding the following material legal proceedings

There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 15 to our Condensed Consolidated Financial Statements for the quarter ended February 29, 2020 contained in this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

There is no material change in the information reported under "Part I-Item 1A-Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 with the exception of the following:

The coronavirus pandemic could have a material adverse impact on the Company’s business, operating results, financial condition, and liquidity.

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries, including the United States, have taken steps to restrict air travel, and many companies have adopted policies prohibiting non-essential business travel by their employees. Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion could adversely affect travel demand or travel behavior. Moreover, if the COVID-19 pandemic results in decreased worldwide commercial activity, it could also adversely affect the demand for airline cargo services. Reduced numbers of aircraft flying or flight hours negatively impacts the demand for our services, and any prolonged reduction could materially and adversely affect our business, operating results, financial condition, and liquidity.

In addition, we source parts and components for our business from various suppliers around the world. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could have adverse ripple effects on our ability to provide aftermarket support and services. Moreover, a prolonged epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and facilities, travel restrictions for our employees and other disruptions to our business. Any of these could have a material adverse effect on our business, financial condition or results of operations.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Severance and Change in Control Agreement dated as of February 3, 2020 between AAR CORP. and Jessica Garascia (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 24, 2020 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 24, 2020 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 24, 2020 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 24, 2020 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 29, 2020 and May 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended February 29/28, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended February 29/28, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended February 29/28, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Equity for the three- and nine-months ended February 29/28, 2020 and 2019 (vi) Notes to Condensed Consolidated Financial Statements.**

*	Management contract and compensatory arrangement.

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

AAR CORP.
(Registrant)

Date:	March 24, 2020	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Principal Financial Officer and officer duly
authorized to sign on behalf of registrant)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)