Form 10-K
period 2020-05-31
AAR CORP
filed 2020-07-21
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2020 or
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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (630) 227-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	AIR	New York Stock Exchange
Chicago Stock Exchange
Preferred Stock Purchase Rights	AIR	New York Stock Exchange
Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-Accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period prior to complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $1,474 million (based upon the closing price of the Common Stock at November 29, 2019 as reported on the New York Stock Exchange).

On June 30, 2020, there were 35,155,371 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Company’s proxy statement for the Company’s 2020 Annual Meeting of Stockholders, to be held October 7, 2020, are incorporated by reference in Part III of this report.

PART I

ITEM 1.BUSINESS

General

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise.  AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966.  We are a diversified provider of products and services to the worldwide aviation and government and defense markets.

Fiscal 2020 began with strategic initiatives focused on growth and execution across all of our activities in the commercial and government markets.  Our momentum from a successful fiscal 2019 carried into the new year as we saw continued strength in our parts supply activities, as well as in government programs.  We also realized the positive impact our efforts to attract and retain talent had in our maintenance, repair and overhaul (“MRO”) activities.

We succeeded in enhancing customer relationships with multiple commercial and government customers.  In fiscal 2020, we were awarded a new $118 million contract from the Naval Air Systems Command in support of the U.S. Marine Corps for the procurement, modification and delivery of two C-40 aircraft.  This award demonstrates the power of our integrated services model by combining the strengths of our parts supply, government programs, MRO, and engineering teams to deliver a creative solution to the U.S. Marine Corps.

We were also awarded new long-term contracts across our parts supply activities including multiple distribution agreements for new parts and our largest commercial agreement in Japan to date covering aftermarket engine components.  Our strategy to exit the capital-intensive Contractor-Owned, Contractor-Operated (“COCO”) business was also completed in fiscal 2020 as all of its assets and contracts were sold.

As we continued to successfully execute on our recent contract awards over the last few years, we achieved strong sales growth through the first nine months of fiscal 2020 and were on track for a record year.  Sales had increased $166.4 million or 11.2% over the prior year period primarily due to an increase in sales of $175.5 million or 12.5% in our Aviation Services segment reflecting the growth from new contract awards and successful execution across our Aviation Services activities.

Upon entering the fourth quarter in March, we began to see the impact of the COVID-19 pandemic on the commercial aviation industry.  In response to the impact from COVID-19, we implemented significant actions to reduce fixed costs and overhead which included a freeze on new hiring, reducing or eliminating all non-essential spend, reducing compensation and benefits, furloughs, a reduction in force, and closure of an airframe maintenance facility.  During the fourth quarter, we also exited underperforming contracts and assets across our operations and decided to exit our joint venture investment in a Malaysian landing gear wheel and brake facility.  Additionally, in June 2020, we decided to sell our composites manufacturing business which is consistent with our multi-year strategy to focus our portfolio on our core services offerings.

We have also taken actions to preserve flexibility in our liquidity.  In the fourth quarter, we elected to draw down our remaining available borrowings under our Revolving Credit Facility with the majority of that additional funding remaining in our cash accounts.  We elected to borrow these additional amounts as a precautionary measure in light of economic and market uncertainty presented by COVID-19.

Over the long-term, we expect to see continued strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers.  We believe long-term commercial aftermarket growth trends are favorable although there is uncertainty in certain fleet types as commercial operators re-evaluate their structure.  Our results of operations are affected by the amount of commercial aircraft flying and flight hours. The current COVID-19 pandemic has decreased the amount of commercial aircraft flying and flight hours and has created significant economic disruption.

Business Segments

Aviation Services

The Aviation Services segment provides aftermarket support and services for the commercial aviation and government and defense markets and accounted for approximately 95% of our sales in fiscal 2020, 2019, and 2018.  In this segment, we also provide inventory management and distribution services, MRO, and engineering services.  Business activities in this segment are primarily conducted through AAR Supply Chain, Inc.; AAR Government Services, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Allen Services, Inc.; AAR Landing Gear LLC; AAR Airlift Group, Inc.; and AAR International, Inc.

We sell and lease a wide variety of new, overhauled and repaired engine and airframe parts and components and aircraft to our commercial aviation and government/defense customers.

We provide customized flight hour component inventory and repair programs, warranty claim management, and outsourcing programs for engine and airframe parts and components in support of our airline and government customers’ maintenance activities.  The types of services provided under these programs include some or all of the following functions: material planning, sourcing, logistics, information and program management, and parts and component repair and overhaul.  We are also an authorized distributor for more than 30 product lines which include parts from over 300 Federal Supply Class codes, which we source from over 25 leading aviation original equipment manufacturers (“OEM”s).

We provide fleet management and operations of customer-owned aircraft for the U.S. Department of State (“DoS”) under the INL/A WASS contract.  We are the prime contractor on this ten-year performance-based contract which began in fiscal 2018.  Our services under the contract include operating and maintaining the global DoS fleet of fixed- and rotary-wing aircraft.

We also provide customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”) and foreign governments.  The types of services provided under these programs include some or all of the following functions: material planning, sourcing, logistics, information and program management, airframe maintenance and maintenance planning, and component repair and overhaul.

We provide major airframe inspection, maintenance, repair and overhaul, painting services, line maintenance, airframe modifications, structural repairs, avionics service and installation, exterior and interior refurbishment, and engineering services and support for many types of commercial and military aircraft.  We also repair and overhaul various components, landing gears, wheels, and brakes for commercial and military aircraft.

We operate six airframe maintenance facilities and one landing gear overhaul facility.  Our landing gear overhaul facility is in Miami, Florida, where we repair and overhaul landing gear, wheels, brakes, and actuators for different types of commercial and military aircraft.  Our U.S. airframe maintenance facilities are in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; and Rockford, Illinois and our Canadian airframe maintenance facilities are in Trois Rivieres, Quebec and Windsor, Ontario.  In the fourth quarter of fiscal 2020, we announced our decision to close our airframe maintenance hangar in Duluth, Minnesota as the facility was only supporting a single customer and its location was not convenient for many of our customers' route networks. We recognized pretax closure costs of $4.3 million in the fourth quarter primarily related to severance costs  and asset impairment charges.

In addition to our North American facilities, we also have an interest in a joint venture to develop and operate an airframe maintenance facility in India. The facility construction is expected to be completed in fiscal 2021.

The majority of our product sales are made pursuant to standard commercial purchase orders.  Government sales are generally made under standard types of government contracts, which can include firm fixed-price contracts, cost plus fixed fee contracts, and time-and-materials contracts.  For cost plus fixed fee contracts, we typically receive reimbursement of our costs, to the extent the costs are allowable under contractual and regulatory provisions, in addition to receiving a fixed fee.  Some of our contracts call for the performance of specified services or the delivery of specified products under indefinite delivery/indefinite quantity (“ID/IQ”) arrangements.  Certain inventory supply and management and performance-based logistics program agreements reflect negotiated terms and conditions.

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

Expeditionary Services

The Expeditionary Services segment primarily consists of businesses that provide products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations.  The Expeditionary Services segment accounted for approximately 5% of our sales in fiscal 2020, 2019, and 2018.  Business activities in this segment are primarily conducted through AAR Manufacturing, Inc. and Brown International Corporation.

We design, manufacture, and repair transportation pallets and a wide variety of containers and shelters used in support of military and humanitarian tactical deployment activities.  The containers and shelters are used in numerous mission requirements, including armories, supply and parts storage, refrigeration systems, tactical operation centers, briefing rooms, laundry and kitchen facilities, water treatment, and sleeping quarters.  Shelters include both stationary and vehicle-mounted applications.We also provide engineering, design, and system integration services for specialized command and control systems.

We also design and manufacture advanced composite materials for commercial, business and military aircraft (“Composites”).  On June 23, 2020, we entered into a definitive agreement to sell our Composites business as this divestiture is consistent with our multi-year strategy to focus our portfolio on our core services offerings.  We expect the sale to close in the third quarter of calendar 2020 and will recognize a charge in the first quarter of fiscal 2021 of approximately $20 million in conjunction with the transaction.

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

Raw Materials

Although we generated approximately 55% of our fiscal 2020 sales from the sale of products, we are generally engaged in only limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing of raw materials.  We purchase raw materials for our manufacturing operations, including steel, aluminum, extrusions, balsa, and other necessary supplies from several vendors.  Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources for each segment at competitive prices, terms, and conditions, and we expect to be able to continue to do so.

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

Sales to Government and Defense Customers

Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $778.8 million (37.6% of consolidated sales), $677.9 million (33.0% of consolidated sales) and $428.9 million (24.5% of consolidated sales) in fiscal 2020, 2019 and 2018, respectively.  Sales to branches, agencies, and departments of the U.S. government and their contractors were $668.2 million (32.2% of consolidated sales), $546.2 million (26.6% of consolidated sales) and $304.3 million (17.4% of consolidated sales) in fiscal 2020, 2019, and 2018, respectively.

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

Government Regulation and Certificates

The Federal Aviation Administration (“FAA”) regulates the manufacture, repair, and operation of all aircraft and aircraft parts operated in the United States.  Similar rules and regulatory authorities exist in other countries.  The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians.  The FAA requires that various maintenance routines be performed on aircraft engines, certain engine parts, and airframes at regular intervals based on take off and landing cycles or flight time.  Our businesses, which sell defense products and services directly to the U.S. government or through its contractors, can be subject to various laws and regulations governing pricing and other factors.

We have 12 FAA certificated repair stations in the United States, Canada, and Europe.  Of the 12 certificated FAA repair stations, seven are also European Aviation Safety Agency (“EASA”) and three are also Transport Canada Civil Aviation (“TCCA”) certificated repair stations.  Such certificates, which are ongoing in duration, are required for us to perform authorized maintenance, repair, and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations.  Of the 12 FAA certificated repair stations, 11 are in the Aviation Services segment and one is held by Composites included in our Expeditionary Services segment, which is expected to be sold in third quarter of calendar 2020.  The EASA and TCCA certificated repair stations are in the Aviation Services segment.  We also have a FAR Part 135 certificate to operate aircraft, although the certificate is not active.  We believe that we possess all licenses and certifications that are material to the conduct of our business.

Competition

Competition in each of our markets is based on quality, ability to provide a broad range of products and services, speed of delivery, and price.  Competitors in our Aviation Services segment include OEMs, the service divisions of large commercial airlines, and other independent suppliers of parts, repair, and overhaul services to the commercial and defense markets.  Our Expeditionary Services segment competes with a number of divisions of large corporations and other large and small companies.  Although certain of our competitors have substantially greater financial and other resources than we do, we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to quality, and our unique combination of market expertise and technical and financial capabilities.

Backlog

Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts. Backlog includes our remaining performance obligations based on the transaction price of firm orders for which work has not yet been performed as of May 31, 2020. Backlog excludes unexercised contract options and potential orders under contracts such as ID/IQ contracts.

At May 31, 2020, our firm backlog was approximately $1.0 billion and we expect that approximately 50% of this backlog will be recognized as revenue over the next 12 months, with the majority of the remaining balance recognized as revenue over the next three years.

Employees

At May 31, 2020, we employed approximately 5,400 employees worldwide, with approximately 1,200 of these employees on furlough as of that date due to our actions to mitigate the impact from COVID-19.  Approximately 200 of our employees are subject to a collective bargaining agreement.  We also retained approximately 170 contract workers as of May 31, 2020, the majority of whom are located at our airframe maintenance facilities. We retain these contract workers as they provide unique skill sets which are necessary at certain facilities as well as mitigate demand variability with our customers.

Available Information

For additional information concerning our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Segment Information” in Note 14 of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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

ITEM 1A.RISK FACTORS

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

Our business, financial condition, results of operations, and growth rates may be adversely affected by these and other events that impact the aviation industry, including the following:

●	deterioration in the financial condition of our existing and potential customers;
●	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support;
●	retirement of older generation aircraft, resulting in lower prices for spare parts and services for those aircraft;
●	reductions in demand for used aircraft and engines;
●	increased in-house maintenance by airlines;
●	lack of parts in the marketplace;
●	acts of terrorism;
●	future outbreaks of infectious diseases; and
●	acts of God.

The coronavirus pandemic has had a material adverse impact on the Company’s business, operating results, financial condition, and liquidity, and the duration and extent of the pandemic could prolong or increase the adverse impact.

In December 2019, an outbreak of COVID-19 originated in Wuhan, China, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic.  Many countries, including the United States, have declared states of emergency and taken steps to restrict air travel, and many companies have adopted policies prohibiting non-essential business travel by their employees.  Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion has adversely affected travel demand and travel behavior.  Passenger airline traffic has declined significantly since March 2020, and the decrease had a material negative impact on the financial results for the fourth quarter of fiscal 2020.  We expect to continue to see reduced demand in our non-cargo commercial businesses.  Moreover, if the COVID-19 pandemic continues to result in decreased worldwide commercial activity, it could also adversely affect the demand for airline cargo services.  Reduced numbers of aircraft flying or flight hours negatively impacts the demand for our services, and any prolonged reduction could materially and adversely affect our business, operating results, financial condition, and liquidity.

In addition, we source parts and components for our business from various suppliers around the world. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support and services. Moreover, a prolonged epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and facilities, travel restrictions for our employees and other disruptions to our business. Any of these could have a material adverse effect on our business, financial condition or results of operations.

The Company has taken a number of actions in response to decreased demand. In addition to reducing operating expenditures for fiscal 2021 (including by implementing furloughs, eliminating certain employee and contractor positions, temporarily reducing senior employee and director compensation, consolidating facilities and eliminating non-essential spending), we have taken steps to improve our liquidity, including drawing down our Revolving Credit Facility and seeking financial assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  Certain subsidiaries of the Company have been approved to receive $57.2 million from the U.S. Treasury Department (“Treasury”) through the Payroll Support Program under the CARES Act. In connection with the financial assistance these subsidiaries expect to receive under the Payroll Support Program, they will be required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits  from the signing date of the Payroll Support Program agreement through September 30, 2020. In addition, those subsidiaries and the Company would be subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2021; and limitations on the payment of certain employee compensation through March 24, 2022. These restrictions will materially affect the Company’s operations, and the Company may not be successful in managing these impacts for the duration of the restrictions. In particular, limitations on compensation may adversely impact the Company's ability to attract and retain senior management or attract other key employees during this critical time.  Although the Company has submitted what it believes to be final CARES Act documents to Treasury for counter signature, we can provide no assurance as to the final timing, terms or receipt of any funds.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us.  The impact of COVID-19 may also exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us.

Our U.S. government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

Our sales to branches, agencies and departments of the U.S. government and their contractors were $668.2 million (32.2% of consolidated sales) in fiscal 2020 (See Note 14 of Notes to Consolidated Financial Statements).  The majority of our U.S. government sales is for products and services supporting DoD logistics and mobility strategy and DoS flight operations and are, therefore, subject to changes in defense and other governmental agency funding and spending.  Our contracts with the U.S. government and their contractors are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding, requirements generated by world events, and budgetary constraints.

U.S. government programs are subject to annual congressional budget authorization and appropriation processes.  In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation, including the statutory limit on the amount of permissible federal debt. These issues could negatively affect the timely collection of our U.S. government invoices.

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

In light of COVID-19, and the corresponding decrease in commercial airline activity, we anticipate that the percentage of our revenue that comes from government contracts will increase and become more important to our overall business, which would heighten the adverse effects on our results of operations and financial condition of any reduction in the sales levels of our U.S. government contracts.

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

In addition, we are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts. U.S. government agencies routinely audit government contractors to review performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be misclassified or inaccurately allocated to a specific contract are not reimbursable, and to the extent already reimbursed, must be refunded. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business.

U.S. government rules allow contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. If a contracting officer were to impose such a withholding on us or even one of our prime contractors, it would increase the risk that we would not be paid in full or paid timely. If future audit adjustments exceed our estimates, our profitability could be adversely affected.

If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition and results of operations. See Note 15 of Notes to Consolidated Financial Statements for information about certain pending proceedings.

We use estimates when accounting for long-term contracts and face risks of cost overruns and losses on these contracts.

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

We currently perform airframe maintenance, repair, and overhaul activities at six leased locations.  Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines.  In addition, certain airlines operate certain new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft nor technicians trained and certified to perform the required airframe maintenance, repair, and overhaul activities.  If either the number of aircraft operating or the level of outsourcing of maintenance activities declines, we may not be able to execute our operational and financial plans at our maintenance, repair, and overhaul facilities, which could adversely affect our results of operations and financial condition.

Our operations would be adversely affected by a shortage of skilled personnel or work stoppages.

Our business has historically been dependent on educated and skilled aviation mechanics because of the complex nature of many of our products and services. Furthermore, we have a collective bargaining agreement covering approximately 200 employees. Beginning in April 2020, we furloughed a significant portion of our skilled workforce as a result of the negative impact the COVID-19 pandemic has had on the demand for our services. Although we are taking measures to maintain good relationships with our workforce, including by paying the employer and employee portion of the furloughed employees’ health insurance costs, there can be no assurance that the act of furloughing our employees will not damage employee relations or cause employees to seek work elsewhere. Should the demand for skilled personnel return to pre-COVID-19 levels, and if we are unable to quickly reassemble our skilled workforce and subsequently retain a sufficient number of skilled personnel, or we experience a significant or prolonged work stoppage in such an environment, our ability to secure new work and our results of operations and financial condition could be adversely affected.

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

We conduct our business in a number of foreign countries, some of which are politically unstable or subject to military or civil conflicts.  Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●	military conflicts, civil strife, and political risks;
●	export regulations that could erode profit margins or restrict exports;
●	compliance with the U.S. Foreign Corrupt Practices Act, United Kingdom (“UK”) Bribery Act 2010, and other anti-bribery and anti-corruption laws; see Note 15 of Notes to Consolidated Financial Statements for information about certain pending proceedings;
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;
●	import and export duties and value added taxes;
●	foreign exchange risk;
●	transportation delays and interruptions, including the inability to move personnel out of foreign jurisdictions due to COVID-19 travel restrictions;
●	uncertainties arising from foreign local business practices and cultural considerations; and
●	changes in U.S. policies on trade relations and trade policy, including implementation of or changes in trade sanctions, tariffs, and embargoes.

On January 31, 2020, the UK officially exited the European Union (“EU”) and entered a transition period during which it remains bound by EU rules and trade policy. There is significant uncertainty regarding the terms and the future relationship between the UK and the EU following the transition period. Potential adverse consequences of the UK’s exit include global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the UK and other countries and increased regulatory complexities.

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

We have completed acquisitions in the past few years and we have discussions with third parties regarding acquisitions on a regular basis.  Acquisitions involve risks, including difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. In addition, acquisitions often require substantial management resources and have the potential to divert our attention from our existing business.  For any businesses we may acquire in the future, we may not be able to execute our operational, financial, or integration plans for the acquired businesses, which could adversely affect our results of operations and financial condition.

Market values for our aviation products fluctuate and we may be unable to recover our costs incurred on engines, rotable components and other aircraft parts.

We make a number of assumptions when determining the recoverability of rotable components, engines, and other assets which are on lease, available for lease, or supporting our long-term programs. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows.  Reductions in demand for these assets or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our aircraft, engines, and other assets, could result in impairment charges in future periods, which would adversely affect our results of operations and financial condition.

We may need to reduce the carrying value of our assets.

We own and distribute a significant amount of engines, aircraft parts and components, as well as own manufacturing facilities and joint venture investments.  Recurring losses in certain operations could require us to evaluate the recoverability of the carrying value of the related assets and recognize an impairment charge through earnings to reduce the carrying value.  During fiscal 2020, 2019, and 2018, we recognized impairment charges of $11.8 million, $74.1 million, and $54.2 million, respectively, related to our COCO business which is classified as a discontinued operation.  In addition, if aircraft or engines for which we offer replacement parts or supply repair and overhaul services are retired and there are fewer aircraft that require these parts or services, our revenues may decline. We recognized impairment charges of $11.0 million in fiscal 2020 related to the exit of certain product lines across our operations.

We make a number of assumptions when determining the recoverability of our assets, including historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, residual values, future demand, and future cash flows.  Differences between actual results and the assumptions utilized by us when determining the recoverability of our assets could result in impairment charges in future periods, which would adversely affect our results of operations and financial condition.

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

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Interest rates under our Revolving Credit Facility (as defined below) are based partly on LIBOR. LIBOR is currently expected to phase out by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate which is currently intended to serve as an alternative reference rate to LIBOR.  If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our borrowings. Further, we may need to renegotiate our credit facilities or any other borrowings that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Our existing debt and expected government funding includes restrictive and/or financial covenants.

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

In addition, our expected receipt of funding under Payroll Support Program under the CARES Act would require us to comply with certain covenants. If we do not comply with these covenants, the government may require us to repay the support given to us.

We may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may adversely affect our share price.

On March 17, 2020, our Board of Directors declared a regular quarterly dividend of $0.075 per share, or an aggregate of $2.6 million, which was paid on April 9, 2020 to holders of record on March 30, 2020.  This dividend may not be indicative of the amount of any future quarterly dividends.  Specifically, the Payroll Support Program under the CARES Act prohibits the Company from paying stock dividends through September 30, 2021, accordingly no dividend will be paid by the Company prior to that time assuming the receipt of funding.

After the restrictions on paying the dividend under the CARES Act lapse, our ability to pay, maintain or increase cash dividends to our stockholders is subject to the discretion of our Board of Directors and will depend on many factors, including: our ability to comply with financial covenants, the economic condition of the commercial aviation industry, the level and timing of capital expenditures, principal repayments and other capital needs, maintaining our credit ratings, our results of operations, financial condition and liquidity, and legal restrictions on the payment of dividends, including government imposed restrictions.  In the future, we may choose to not pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may adversely affect our share price.

Our industry is susceptible to product and other liability claims, and claims not adequately covered by insurance may adversely affect our financial condition.

Our business exposes us to possible claims for property damage and bodily injury or death, which may result if an engine, engine part or component, airframe part or accessory, or any other aviation product that we have sold, manufactured, or repaired fails, or if an aircraft we operated, serviced, or in which our products are installed, has an accident.  We carry substantial liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, claims may arise in the future, and our insurance coverage may not be adequate to protect us in all circumstances. Additionally, we might not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability claim not covered by adequate insurance could adversely affect our results of operations and financial condition.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.PROPERTIES

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

We also lease facilities in Garden City, New York; Jacksonville, Florida; Palm Bay, Florida; Rockledge, Florida; Brussels, Belgium; London, England; and Crawley, England, and own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Services segment.

Our principal activities in the Expeditionary Services segment are conducted at facilities we lease in Huntsville, Alabama and Sacramento, California and own in Cadillac, Michigan and Clearwater, Florida.

We also operate sales offices that support all our activities and are leased in London, England; Crawley, England; Paris, France; Rio de Janeiro, Brazil; Tokyo, Japan; Shanghai, China; Singapore, Republic of Singapore; and Dubai, UAE.

We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.LEGAL PROCEEDINGS

Note 15 of the Notes to our Consolidated Financial Statements for the year ended May 31, 2020 contained in Item 8 of this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us.  The information in Note 15 is incorporated by reference in this Item 3.

There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 15 to our Consolidated Financial Statements for the year ended May 31, 2020 contained in this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

Supplemental Item:

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
John M. Holmes	43	Chief Executive Officer and President, Director
Sean M. Gillen	34	Vice President and Chief Financial Officer
Jessica A. Garascia	41	Vice President, General Counsel and Secretary
Chris Jessup	42	Vice President, Chief Commercial Officer
Eric S. Pachapa	47	Vice President, Controller and Chief Accounting Officer

Mr. Holmes is Chief Executive Officer and President, having served in that capacity since June 2018.   From June 2017 to May 2018, Mr. Holmes served as President and Chief Operating Officer.  From February 2015 to June 2017, Mr. Holmes served as Chief Operating Officer – Aviation Services.  Prior to that, Mr. Holmes served as Group Vice President, Aviation Services – Inventory Management and Distribution from 2012 to 2015, General Manager and Division President of our Allen Asset Management business from 2003 to 2012, and in various other positions since joining the Company in September 2001.  Mr. Holmes has been a director of the Company since 2017.

Mr. Gillen is Vice President and Chief Financial Officer, having served in that capacity since January 2019.  Prior to joining AAR, Mr. Gillen was Vice President and Treasurer of USG Corporation since 2017.  Prior to USG, Mr. Gillen spent nine years in investment banking with Goldman Sachs, most recently as a Vice President in their Global Industrials Group.

Ms. Garascia is Vice President, General Counsel and Secretary, having served in that capacity since February 2020.  Prior to joining the Company, from September 2013 through February 2020, Ms. Garascia served in positions of increasing responsibility for USG Corporation, most recently as Deputy General Counsel.  Prior to USG, Ms. Garascia was an attorney for the Museum of Science and Industry and the law firm of Jenner & Block.

Mr. Jessup is Vice President, Chief Commercial Officer, having served in that capacity since June 2017.  Mr. Jessup previously served as Chief Commercial Officer for the Company’s Aviation Services segment since February 2015, and prior to that, he served in various capacities within the Company’s Maintenance, Repair and Overhaul business. Prior to joining the Company in 2008, Mr. Jessup was Vice President, Sales and Marketing at Avborne Heavy Maintenance, Inc. in Miami, Florida.

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

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “AIR.”  On June 30, 2020, there were approximately 847 holders of common stock, including participants in security position listings.

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock on May 31, 2015 to the Standard and Poor’s (“S&P”) 500 Index and the Proxy Peer Group:

The S&P 500 Index is comprised of domestic industry leaders in four major sectors:  Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market.  The Company’s Fiscal 2020 Proxy Peer Group companies are listed as follows:

Aerojet Rocketdyne Holdings, Inc.	Kaman Corporation
Barnes Group Inc.	Moog Inc.
CACI International Inc	MSC Industrial Direct Co., Inc. (a)
Crane Co.	Teledyne Technologies Incorporated
Cubic Corporation	TriMas Corporation (a)
Curtiss-Wright Corporation	Triumph Group, Inc.
Esterline Technologies Corporation	Wesco Aircraft Holdings, Inc.
Heico Corporation	Woodward, Inc. (a)
Hexcel Corporation
(a)New peer group company added for fiscal 2020 due to its business and financial comparability to the Company.

Three companies were removed from the prior year’s peer group: KLX Inc. was acquired, and Science Applications International Corporation and Engility Holdings, Inc. combined and the resulting company was judged to no longer be a suitable comparator company.

The Company annually revisits the composition of the peer group to ensure that the Company's performance is measured against those of comparably-sized and situated companies. The mix of the Company's commercial and government/defense markets presents a challenge in constructing a peer group, given that many government/defense contractors have substantially greater resources than the Company.

Dividends

The declaration and payment of cash dividends is at the discretion of our Board of Directors and will be dependent upon our future earnings, cash flows, financial condition, capital requirements and any government restrictions.  Specifically, the Payroll Support Program under the CARES Act would prohibit the Company from paying stock dividends through September 30, 2021, accordingly no dividend will be paid by the Company prior to that time assuming receipt of the funds.

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share amounts)

	For the Year Ended May 31,
	2020	2019	2018	2017	2016
RESULTS OF OPERATIONS
Sales [1]	$2,072.0	$2,051.8	$1,748.3	$1,590.8	$1,525.4
Gross profit	269.2	329.8	294.1	263.6	233.4
Operating income [2]	41.3	98.3	86.0	82.3	75.5
Interest expense	9.3	9.5	8.0	5.3	6.4
Income from continuing operations	24.8	84.1	73.7	52.0	45.5
Income (Loss) from discontinued operations [3]	(20.4)	(76.6)	(58.1)	4.5	2.2
Net income	4.4	7.5	15.6	56.5	47.7

Share data:
Earnings per share – basic:
Earnings from continuing operations	$0.71	$2.42	$2.14	$1.53	$1.30
Earnings (Loss) from discontinued operations	(0.59)	(2.22)	(1.70)	0.13	0.07
Earnings per share – basic	$0.12	$0.20	$0.44	$1.66	$1.37
Earnings per share – diluted:
Earnings from continuing operations	$0.71	$2.40	$2.11	$1.51	$1.30
Earnings (Loss) from discontinued operations	(0.58)	(2.19)	(1.70)	0.13	0.07
Earnings per share – diluted	$0.13	$0.21	$0.41	$1.64	$1.37
Cash dividends declared per share	$0.30	$0.30	$0.30	$0.30	$0.30
Weighted average common
shares outstanding – basic	34.8	34.5	34.2	33.9	34.4
Weighted average common
shares outstanding – diluted	35.0	34.9	34.6	34.3	34.6

	May 31,
	2020	2019	2018	2017	2016
FINANCIAL POSITION
Cash and cash equivalents [4]	$404.7	$21.3	$31.1	$10.3	$31.2
Working capital	1,055.6	595.0	609.4	553.4	540.3
Total assets [4]	2,079.0	1,517.2	1,524.7	1,504.1	1,456.0
Total debt	602.0	142.9	178.9	156.2	145.3
Equity	902.6	905.9	936.3	914.2	865.8
Number of shares outstanding at end of year	35.1	34.8	34.7	34.4	34.5
Book value per share of common stock	$25.72	$26.03	$26.98	$26.58	$25.10

Notes:

1At the beginning of fiscal 2019, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) using a modified retrospective method and, as a result, the comparative information for prior years has not been restated and is reported under accounting standards in effect for those years.  See Note 1 of Notes to Consolidated Financial Statements for additional information.
2In fiscal 2020, we recognized contract termination and restructuring charges of $31.3 across certain commercial power-by-the-hour contracts.  The charges included a reduction in revenue of $17.3 million, the establishment of forward loss reserves of $5.4 million, and other related charges of $8.6 million.  During fiscal 2020, we also recognized impairment charges of $11.0 million related to the exit of certain product lines across our operations and $4.9 million related to the closure of two facilities.  To mitigate the impact of COVID-19 on our operations, we reduced our headcount and furloughed employees resulting in the recognition of severance and furlough costs of $5.0 million in fiscal 2020.
3In fiscal 2016, we received contingent consideration from the sale of Telair Cargo Group and recognized a pre-tax gain of $27.7 million.

We recognized pre-tax asset impairment charges related to our Contractor-Owned, Contractor-Operated (“COCO”) business of $11.8 million, $74.1 million, and $64.0 million in fiscal 2020, 2019, and 2018, respectively.

4In the fourth quarter of fiscal 2020, we elected to draw down our Revolving Credit Facility as a precautionary measure in light of economic and market uncertainty presented by COVID-19.  These additional borrowings from our Revolving Credit Facility are largely being maintained in Cash and cash equivalents on our Consolidated Balance Sheet which were $404.7 million at May 31, 2020.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)

Background and Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended May 31, 2019, which provides additional information on comparisons of fiscal 2019 and 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties, including those factors discussed under Item 1A, “Risk Factors,” that could cause actual results to differ materially from those anticipated.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General Overview

We report our activities in two business segments:  Aviation Services comprised of supply chain and maintenance, repair and overhaul (“MRO”) activities and Expeditionary Services comprised of manufacturing activities.

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

Business Trends and Outlook

Fiscal 2020 began with strategic initiatives focused on growth and execution across all of our activities in the commercial and government markets.  Our momentum from a successful fiscal 2019 carried into the new year as we saw continued strength in our parts supply activities, as well as in government programs.  We also realized the positive impact our efforts to attract and retain talent had in our MRO activities.

We succeeded in enhancing customer relationships with multiple commercial and government customers.  In fiscal 2020, we were awarded a new $118 million contract from the Naval Air Systems Command in support of the U.S. Marine Corps for the procurement, modification and delivery of two C-40 aircraft.  This award demonstrates the power of our integrated services model by combining the strengths of our parts supply, government programs, MRO, and engineering teams to deliver a creative solution to the U.S. Marine Corps.

We were also awarded new long-term contracts across our parts supply activities including multiple distribution agreements for new parts and our largest commercial agreement in Japan to date covering aftermarket engine components.  Our strategy to exit the capital-intensive Contractor-Owned, Contractor-Operated (“COCO”) business was also completed in fiscal 2020 as all of its assets and contracts were sold.

As we continued to successfully execute on our recent contract awards over the last few years, we achieved strong sales growth through the first nine months of fiscal 2020 and were on track for a record year.  Sales had increased $166.4 million or 11.2% over the prior year period primarily due to an increase in sales of $175.5 million or 12.5% in our Aviation Services segment reflecting the growth from new contract awards and successful execution across our Aviation Services activities.

Upon entering the fourth quarter in March, we began to see the impact of the COVID-19 pandemic on the commercial aviation industry.  In response to the impact from COVID-19, we implemented significant actions to reduce fixed costs and overhead which included a freeze on new hiring, reducing or eliminating all non-essential spend, reducing compensation and benefits, furloughs, a reduction in force, and closure of an airframe maintenance facility.  During the fourth quarter, we also exited underperforming contracts and assets across our operations and decided to exit our joint venture investment in a Malaysian landing gear wheel and brake facility.  Additionally, in June 2020, we decided to sell our composites manufacturing business which is consistent with our multi-year strategy to focus our portfolio on our core services offerings.

We have also taken actions to preserve flexibility in our liquidity.  In the fourth quarter, we elected to draw down our remaining available borrowings under our Revolving Credit Facility with the majority of that additional funding remaining in our cash accounts.  We elected to borrow these additional amounts as a precautionary measure in light of economic and market uncertainty presented by COVID-19.

Over the long-term, we expect to see continued strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers.  We believe long-term commercial aftermarket growth trends are favorable although there is uncertainty in certain fleet types as commercial operators re-evaluate their structure.  Our results of operations are affected by the amount of commercial aircraft flying and flight hours. The current COVID-19 pandemic has decreased the amount of commercial aircraft flying and flight hours and has created significant economic disruption.

Results of Operations – Fiscal 2020 Compared with Fiscal 2019

Sales and gross profit for our two business segments for the two years ended May 31, 2020 and 2019 were as follows:

	For the Year Ended May 31,
	2020	2019	% Change
Sales:
Aviation Services
Commercial	$1,268.9	$1,342.3	(5.5)%
Government and defense	695.3	578.3	20.2%
	$1,964.2	$1,920.6	2.3%
Expeditionary Services
Commercial	$24.3	$31.6	(23.1)%
Government and defense	83.5	99.6	(16.2)%
	$107.8	$131.2	(17.8)%

	For the Year Ended May 31,
	2020	2019	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$148.0	$195.7	(24.4)%
Government and defense	119.3	117.9	1.2%
	$267.3	$313.6	(14.8)%
Expeditionary Services
Commercial	$(3.6)	$3.0	(220.0)%
Government and defense	5.5	13.2	(58.3)%
	$1.9	$16.2	(88.3)%

Aviation Services Segment

Sales in the Aviation Services segment increased $43.6 million or 2.3% over the prior year.  Sales to government and defense customers increased $117.0 million or 20.2% primarily attributable to new contracts awarded recently, including the $118 million contract for the procurement, modification and delivery of two C-40 aircraft we received in early fiscal 2020.

During fiscal 2020, sales in this segment to commercial customers decreased $73.4 million or 5.5% from the prior year.  We experienced an increase in sales to commercial customers of 7.2% over the first nine months of the year primarily due to higher volumes in our MRO activities as our actions to attract and retain the necessary skilled labor allowed us to capture the customer demand for these services.  During the fourth quarter of fiscal 2020, the impact from COVID-19 significantly decreased our commercial sales across the majority of our operations.

Changes in estimates and assumptions related to our programs accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  In fiscal 2020, we recognized favorable and unfavorable cumulative catch-up adjustments of $6.1 million and $2.2 million, respectively, compared to favorable and unfavorable cumulative catch-up adjustments of $8.0 million and $2.1 million, respectively, in fiscal 2019.  When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $3.9 million and $5.9 million for fiscal 2020 and 2019, respectively.  These adjustments primarily relate to our long-term programs where we provide component inventory management and/or repair services.

Cost of sales in Aviation Services increased $89.9 million or 5.6% from the prior year which was largely in line with the sales increase of 2.3% discussed above.  Gross profit in the Aviation Services segment decreased $46.3 million or 14.8% from the prior year.  Gross profit in this segment on sales to commercial customers decreased $47.7 million or 24.4% from the prior year primarily driven by contract termination and restructuring charges of $31.3 million across certain power-by-the-hour contracts in fiscal 2020.  The charges included a reduction in revenue of $17.3 million, the establishment of forward loss reserves of $5.4 million, and other related charges of $8.6 million.  During fiscal 2020, we also recognized impairment charges of $6.9 million related to the exit of certain product lines across our operations and $4.3 million related to the closure of our Duluth airframe maintenance facility.

The gross profit margin on sales to commercial customers was 11.7% compared to 14.6% in the prior year with the decreased margin largely attributable to contract termination, restructuring, and impairment charges discussed above.

Gross profit on sales to government and defense customers increased $1.4 million or 1.2% over the prior year.  Gross profit margin on sales to government and defense customers decreased to 17.2% from 20.4% as the gross profit margin on our recent contract awards is lower than our existing government and defense activity.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $23.4 million or 17.8% from the prior year primarily due to delays in contract awards for our mobility products.  Gross profit in the Expeditionary Services segment decreased $14.3 million or 88.3% from the prior year and gross profit margin decreased to 1.8% from 12.3% both primarily as a result of restructuring actions and lower sales volumes.  During fiscal 2020, we consolidated our mobility products operations into one core facility and exited certain product lines as part of the consolidation.  We recognized charges of $2.8 million related to facility closure costs and impairment charges.

Provision for Doubtful Accounts

Provision for doubtful accounts decreased $10.4 million from the prior year primarily related to fewer bankruptcy charges in fiscal 2020.  In the second quarter of fiscal 2019, we recognized a provision for doubtful accounts of $12.4 million related to the bankruptcy of a European airline customer.  The provision included impairment of non-current contract assets of $7.6 million, allowance for doubtful accounts of $3.3 million, and other liabilities of $1.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.2 million over the prior year.  As a percent of sales, selling, general and administrative expenses remained relatively flat at 10.6% in fiscal 2020 compared to 10.5% in the prior year.

Interest Expense

Interest expense decreased $0.2 million in fiscal 2020 as the impact of higher average borrowings was more than offset by lower average borrowing rates on our Revolving Credit Facility.

Income Taxes

Our fiscal 2020 effective income tax rate for continuing operations was 18.4% compared to 5.5% in the prior year.  In fiscal 2019, we recognized tax benefits of $5.1 million related to the reversal of certain state valuation allowances based on the recoverability of the net operating losses and other state deferred tax assets.  The effective income tax rate for fiscal 2019 also includes a benefit of $4.7 million related to the recognition of previously unrecognized uncertain tax positions and a tax benefit of $1.8 million related to tax provision to federal income tax return filing differences.

Discontinued Operations

During the third quarter of fiscal 2018, we decided to pursue the sale of our COCO business previously included in our Expeditionary Services segment.  Due to this strategic shift, the assets, liabilities, and results of operations of our COCO business were reported as discontinued operations for all periods presented.

Loss from discontinued operations was $20.4 million in fiscal 2020 compared to $76.6 million in the prior year.  The reduced loss of $56.2 million was primarily due to lower pre-tax impairment charges of $11.8 million in fiscal 2020 as compared to $74.1 million in fiscal 2019.

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

We maintain a Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders.  On September 25, 2019, we entered into an amendment to our Revolving Credit Facility which extended the maturity of the Revolving Credit Facility to September 25, 2024, increased the revolving credit commitment by $100 million to $600 million, and modified certain other provisions.  Under certain circumstances, we have the ability to request, but our lenders are not required to grant, an increase to the revolving credit commitment by an aggregate amount of up to $300 million.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 87.5 to 175 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 75 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at May 31, 2020 were $579.5 million and there were approximately $19.9 million of outstanding letters of credit, which reduced the availability of this facility to $0.6 million. There are no other terms or covenants limiting the availability of this facility.  In the fourth quarter of fiscal 2020, we elected to draw down our Revolving Credit Facility as a precautionary measure in light of economic and market uncertainty presented by COVID-19.  These additional borrowings from our Revolving Credit Facility are largely being maintained in Cash and cash equivalents on our Consolidated Balance Sheet which was $404.7 million at May 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic. Certain of our subsidiaries expect to receive $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. These funds will be used to pay for the salaries and benefits of certain of those subsidiaries’ employees. Of the $57.2 million total amount we expect to receive, approximately $48.5 million will be a direct grant and approximately $8.7 million will be in the form of a low interest 10-year senior unsecured promissory note.

As of May 31, 2020, we also had other financing arrangements that did not limit availability on our Revolving Credit Facility including outstanding letters of credit of $11.6 million and foreign lines of credit of $9.3 million.

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

Receivables sold under the Purchase Agreement during fiscal 2020, 2019, and 2018 were $746.4 million, $744.2 million, and $239.6, respectively.  Amounts remitted to the Purchaser on their behalf during fiscal 2020, 2019, and 2018 were $758.3 million, $729.7 million, and $167.9, respectively.  As of May 31, 2020 and May 31, 2019, we had collected cash of $20.0 million and $19.8 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

At May 31, 2020, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows – Fiscal 2020 Compared with Fiscal 2019

Cash Flows from Operating Activities

Net cash used in operating activities–continuing operations was $19.1 million in fiscal 2020 compared to cash provided of $60.5 million in fiscal 2019.  The decrease of $79.6 million was primarily attributable to timing of our cash receipts and disbursements on long-term programs.

Cash Flows from Investing Activities

Net cash used in investing activities–continuing operations was $24.8 million in fiscal 2020 compared to $18.5 million in fiscal 2019.  The increase from the prior year was primarily related to higher expenditures for property and equipment in the current year.

Cash Flows from Financing Activities

Net cash provided by financing activities–continuing operations was $444.5 million in fiscal 2020 compared to cash used of $47.3 million in fiscal 2019.  In the fourth quarter of fiscal 2020, we elected to draw down our Revolving Credit Facility as a precautionary measure in light of economic and market uncertainty presented by COVID-19.  These additional borrowings from our Revolving Credit Facility are largely being maintained in Cash and cash equivalents on our Consolidated Balance Sheet.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2020 is as follows:

	Payments Due by Period
		Due in	Due in	Due in	Due in	Due in	After
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2021	2022	2023	2024	2025	2026
On Balance Sheet:
Bank borrowings	$602.0	$—	$22.5	$—	$—	$579.5	$—
Facilities and equipment operating leases	99.2	16.5	14.5	12.7	10.7	8.3	36.5
Interest[1]	30.1	7.2	7.0	6.8	6.8	2.3	—

Off Balance Sheet:
Purchase obligations[2]	366.2	344.8	15.8	5.4	0.1	0.1	—
Pension contribution[3]	3.1	3.1	—	—	—	—	—

Notes:

1	Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2020.
2	Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.
3	Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. For our Netherlands pension plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $3.1 million to our pension plans during fiscal 2021, which includes approximately $1.1 million of the Netherlands’ fiscal 2020 contribution which was deferred to fiscal 2021.

We routinely issue letters of credit and performance bonds in the ordinary course of business.  These instruments are typically issued in conjunction with insurance contracts or other business requirements.  The total of these instruments outstanding at May 31, 2020 was $31.5 million.

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

The accounting standards for goodwill allow for either a qualitative or quantitative approach for the annual impairment test.  Under the qualitative approach, factors such as macroeconomic conditions, industry and market conditions and company-specific events or circumstances are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  When the quantitative approach is utilized, we compare the fair value of each reporting unit with the carrying value of the reporting unit, including goodwill.  If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we would be required to recognize an impairment loss for the excess carrying value of the reporting unit’s assets.

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

As of May 31, 2020, we had three reporting units, which included two in our Aviation Services segment (Aviation Supply Chain and Maintenance, Repair, and Overhaul) and one comprised of our Expeditionary Services segment.  In fiscal 2019 and 2018, we utilized the qualitative assessment approach for all reporting units.  Under this approach, we considered the overall industry and market conditions related to the aerospace and government/defense markets as well as conditions in the global capital markets.  We also considered the long-term forecasts for each reporting unit, which incorporated specific opportunities and risks, working capital requirements, and capital expenditure needs.  We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at the respective measurement dates, and thus no impairment charges were recorded in those fiscal years.

In fiscal 2020, we elected to skip the qualitative assessment due to the unprecedented impact of COVID-19 and utilized a quantitative assessment approach for all reporting units.  We estimated the fair value of each reporting unit using primarily an income approach based on discounted cash flows.  The assumptions we used to estimate the fair value of our reporting units are based on historical performance, as well as forecasts used in our current business plan and require considerable management judgment in light of the impact of COVID-19.  All three of our reporting units have been impacted by the reduced numbers of commercial aircraft flying and the overall decline in flight hours.  We have incorporated a decline in demand from commercial airline customers for our next fiscal year followed by a multiple year recovery as passenger miles and flight hours progressively increase.

We used discount rates based on our consolidated weighted average cost of capital which is adjusted for each of our reporting units based on their specific risk, size, and industry characteristics. The fair value measurements used for our goodwill impairment testing use significant unobservable inputs, which reflect our own assumptions about the inputs that market participants would use in measuring fair value. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items.

Upon completion of the annual quantitative goodwill impairment analysis as of May 31, 2020 for our reporting units, we concluded the fair value of each reporting unit exceeded its carrying values, and thus no impairment charges were recorded.

We also evaluate the sensitivity of the discounted cash flow valuations by assessing the impact of changes in certain assumptions on the estimated fair value of each reporting unit by increasing the discount rates and/or adjusting our business plan assumptions including slower recovery of sales from COVID-19 and reduced profitability.  All of our reporting units would have had fair values substantially in excess of their carrying values under all our sensitivity scenarios.

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

In conjunction with the decision to exit certain product lines and facilities, we recognized inventory impairment charges of $3.9 million in fiscal 2020.

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

When contracts are modified, we consider whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original goods or services provided, are accounted for as if they were part of that existing contract with the effect of the contract modification recognized as an adjustment to revenue on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct, they are accounted for as a new contract and performance obligation, which are recognized prospectively.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

We have elected to use certain practical expedients permitted under ASC 606.  Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Consolidated Statements of Income, and are not considered a performance obligation to our customers.  Our reported sales on our Consolidated Statements of Income are net of any sales or related non-income taxes.  We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts.  In determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and our customers’ current and expected future financial performance.  The majority of our customers are recurring customers with an established payment history.  Certain customers are required to undergo an extensive credit check prior to delivery of products or services.

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

In addition, we currently have past due accounts receivable owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia, Peru, and Poland.  Our past due accounts receivable owed by these customers was $10.9 million as of May 31, 2020 which was net of allowance for doubtful accounts of $9.3 million.

Impairment of Long-Lived Assets

We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows.  When applying accounting standards addressing impairment of long-lived assets, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future sales volumes or lease rates, expected changes to cost structures, lease terms, residual values, market conditions, and trends impacting future demand.  Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of long-lived assets.  We recognized pre-tax asset impairment charges related to our COCO business of $11.8 million, $74.1 million, and $64.0 million in fiscal 2020, 2019, and 2018, respectively, related to assets included in our COCO business, which is classified as a discontinued operation.

We maintain a significant inventory of rotable parts and equipment to service customer aircraft and components.  Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components, and are reworked to a useable condition.  We may have to recognize an impairment of our rotable parts and equipment if we discontinue using or servicing certain aircraft models or if an older aircraft model is phased-out in the industry.  In conjunction with the decision to exit certain product lines, we recognized rotable asset impairment charges of $1.9 million in fiscal 2020.

Pension Plans

The projected benefit obligation for our benefit plans exceeds our plan assets by $27.3 million as of May 31, 2020.  Our projected benefit obligation exceeds our plan assets for both our U.S. plans and for our Netherlands plan with the U.S. benefit plans underfunded by $14.6 million and the Netherlands plan underfunded by $12.7 million.

The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

AAR uses discount rates to measure our benefit obligation and net periodic benefit cost for our pension plans.  We used a broad population of Aa-rated corporate bonds as of May 31, 2020 to determine the discount rate assumption.  All bonds were denominated in U.S. Dollars, with a minimum outstanding of $50.0 million.  This population of bonds was narrowed from a broader universe of over 500 Moody’s Aa-rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and the bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension plan liabilities.  This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the domestic plans.  The discount rate is the single level rate that produces the same result as the spot rate curve.

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

New Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”), which amended the existing accounting standards for lease accounting.  ASC 842 requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for most lease arrangements, including those classified as operating leases.  In addition, ASC 842 requires new qualitative and quantitative disclosures about our leasing activities.

We adopted ASC 842 on June 1, 2019 using the modified retrospective transition approach.  Under that approach, prior periods have not been restated and continue to be reported under the accounting standards in effect for those periods.  A discussion of our revised accounting policy for leases is included in Note 11 of Notes to Consolidated Financial Statements.

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

Upon adoption of ASC 842 on June 1, 2019, we recognized operating lease ROU assets of $123.2 million and operating lease liabilities of $116.8 million on our Consolidated Balance Sheet.  These amounts included operating lease ROU assets of $26.6 million and operating lease liabilities of $25.3 million related to our discontinued operations.  In addition, we recognized the remaining unamortized deferred gains of $2.5 million, net of tax, associated with sale-leaseback transactions as a cumulative effect adjustment to the opening balance of retained earnings as of June 1, 2019.

The adoption of ASC 842 did not have a material impact on the Consolidated Statements of Operations or Cash Flows.

The impact of the adoption of ASC 842 on our Consolidated Balance Sheet was as follows:

	As of May 31, 2019	ASC 842 Adjustments	As of June 1, 2019
Assets of discontinued operations	$29.2	$26.6	$55.8
Other current assets	36.2	(0.5)	35.7
Intangible assets, net	22.2	(8.5)	13.7
Operating lease ROU assets	—	96.6	96.6
Other non-current assets	77.5	(1.8)	75.7
Accrued liabilities	140.5	10.0	150.5
Liabilities of discontinued operations	29.2	25.3	54.5
Operating lease liabilities	—	77.7	77.7
Other liabilities	28.3	(3.1)	25.2
Retained earnings	709.8	2.5	712.3

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.  This ASU requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. This ASU also requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast of the collectability of the related financial asset.  We plan to adopt this ASU on June 1, 2020 and the adoption is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable.  See Note 1 of Notes to Consolidated Financial Statements for a discussion on accounts receivable exposure.

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates.  A 10 percent increase in the average interest rate affecting our financial instruments, including the average outstanding balance of our debt obligations would not have had a significant impact on our pre-tax income during fiscal 2020.

Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations during fiscal 2020.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AAR CORP.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended May 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases effective June 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases, and its method of accounting for revenue recognition as of June 1, 2018, due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

Basis for Opinion

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the write-down of inventories

As discussed in Note 1 to the consolidated financial statements, the inventory balance as of May 31, 2020 was $623.1 million.  The Company records inventory within the Aviation Services segment at the lower of cost or net realizable value. The write-down of slow moving inventory is recorded for excess or obsolete inventory based on certain inputs and assumptions used to determine the net realizable value. These assumptions include the number of days transpiring from the date the inventory was originally received, and the historical sales of inventory to determine recovery rates. Other inputs include current and expected future aviation usage trends, replacement values, expected future demand, and historical scrap recovery rates.

We identified the assessment of the write-down of inventories for a portion of the inventory within the Aviation Services segment as a critical audit matter. The primary inputs and assumptions used in determining the write-down of slow moving inventory include the historical recovery rates, which are based on the number of days transpiring from the date the inventory was originally received, the historical sales of inventory, and the identification of specific inventories used to service customers no longer under contract. The assessment of these inputs required a higher degree of subjective auditor judgment in evaluating the future customer demand for slow moving inventory.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s inventory process, including controls over the Company’s evaluation of the impact on the estimate of net realizable value based on 1) the number of days transpiring from the date the inventory was originally received, 2) historical sales of inventory, and 3) specific inventory used to service customers no longer under contract. We also tested relevant information technology application controls over the determination of the number of days transpiring from the date the inventory was originally received. We evaluated the write-down to determine that it was recorded using the Company’s policy based on the number of days transpiring from the date the inventory was originally received, and the recovery rates of existing inventory based on historical sales. We also assessed that the recovery rates applied to slow moving inventory were consistent with historical sales of these inventory items. We determined that the specific inventory items written down were valued at the lower of cost or net realizable value based on observable market prices.

Evaluation of the key inputs and assumptions used in the estimation of costs at completion of the performance obligations

As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenue over time upon the satisfaction of component inventory management and repair services performance obligations based on the cost-to-cost input method, which is based on the relationship of costs incurred to date to the estimated total costs at completion of the performance obligation within the Aviation Services segment. The net favorable cumulative catch-up adjustments recognized during fiscal year 2020 associated with the Company’s component inventory management and repair services totaled $3.9 million, which resulted from changes in the estimated costs at completion of the performance obligations.

We identified the evaluation of the key inputs and assumptions used in the estimation of costs at completion of the inventory management and repair services performance obligations for certain contracts within the Aviation Services segment as a critical audit matter. The key inputs and assumptions used in determining the revenue to be recognized include current and future costs to support the program, and future labor costs. The testing of the inputs and assumptions required the application of subjective auditor judgment because of the estimation associated with the inputs and assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue process, including controls over 1) the assessment of the estimated future costs, 2) actual costs incurred for each performance obligation that are used by the Company in their assessment of the measure of progress, and 3) the approval of costs recorded for each performance obligation to assess the allowability per the contract. We obtained the Company’s forecast for the cost of a selection of component inventory management and repair services and assessed that the measure of progress was determined using actual costs to date plus the estimated future costs to support the satisfaction of performance obligations. We selected a sample of contracts to test fiscal year 2020 program costs. We assessed the Company’s historical estimates to determine the consistency with the Company’s historical projected costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 1985.

Chicago, Illinois
July 21, 2020

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2020	2019	2018

	(In millions, except per share data)
Sales:
Sales from products	$1,090.0	$1,124.3	$1,040.7
Sales from services	982.0	927.5	707.6
	2,072.0	2,051.8	1,748.3
Costs and operating expenses:
Cost of products	900.0	915.0	840.5
Cost of services	902.8	807.0	613.7
Provision for doubtful accounts	5.4	15.8	0.5
Selling, general and administrative	220.6	215.4	208.1
	2,028.8	1,953.2	1,662.8
Earnings (Loss) from joint ventures	(1.9)	(0.3)	0.5
Operating income	41.3	98.3	86.0
Other expense, net	(2.1)	(0.8)	(0.9)
Interest expense	(9.3)	(9.5)	(8.0)
Interest income	0.5	1.0	0.1
Income from continuing operations before provision for income taxes	30.4	89.0	77.2
Provision for income taxes	5.6	4.9	3.5
Income from continuing operations	24.8	84.1	73.7
Loss from discontinued operations, net of tax	(20.4)	(76.6)	(58.1)
Net income	$4.4	$7.5	$15.6

Earnings per share - basic:
Earnings from continuing operations	$0.71	$2.42	$2.14
Loss from discontinued operations	(0.59)	(2.22)	(1.70)
Earnings per share - basic	$0.12	$0.20	$0.44

Earnings per share – diluted:
Earnings from continuing operations	$0.71	$2.40	$2.11
Loss from discontinued operations	(0.58)	(2.19)	(1.70)
Earnings per share – diluted	$0.13	$0.21	$0.41

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended May 31,
	2020	2019	2018

	(In millions)
Net income	$4.4	$7.5	$15.6
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax	0.1	(2.4)	2.0
Unrecognized pension and post retirement costs, net of tax expense (benefit) of $(1.0) in 2020, $(1.7) in 2019, and $2.4 in 2018	(3.8)	(6.5)	5.9
Total other comprehensive income (loss), net of tax	(3.7)	(8.9)	7.9
Comprehensive income (loss)	$0.7	$(1.4)	$23.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2020	2019

	(In millions, except share data)

Current assets:
Cash and cash equivalents	$404.7	$21.3
Restricted cash	20.0	19.8
Accounts receivable, net	171.9	197.8
Contract assets	49.3	59.2
Inventories	623.1	523.7
Rotable assets and equipment on or available for short-term lease	69.6	65.3
Assets of discontinued operations	22.9	29.2
Other current assets	77.2	36.2
Total current assets	1,438.7	952.5

Property, plant and equipment, at cost:
Land	4.5	4.5
Buildings and improvements	112.4	111.9
Equipment and furniture and fixtures	265.3	248.2
	382.2	364.6
Accumulated depreciation	(246.5)	(231.8)
	135.7	132.8

Other assets:
Goodwill	115.7	116.2
Intangible assets, net	6.0	22.2
Operating lease right-of-use assets, net	89.7	—
Rotable assets supporting long-term programs	211.7	216.0
Other non-current assets	81.5	77.5
	504.6	431.9
	$2,079.0	$1,517.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2020	2019

	(In millions, except share data)

Current liabilities:
Accounts payable	191.6	187.8
Accrued liabilities	161.6	140.5
Liabilities of discontinued operations	29.9	29.2
Total current liabilities	383.1	357.5

Long-term debt	600.0	141.7
Operating lease liabilities	70.9	—
Deferred revenue on long-term contracts	88.0	83.8
Other liabilities	34.4	28.3
	793.3	253.8
Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	478.6	479.4
Retained earnings	706.0	709.8
Treasury stock, 10,203,437 and 10,512,974 shares at cost, respectively	(282.7)	(287.7)
Accumulated other comprehensive loss	(44.6)	(40.9)
Total equity	902.6	905.9
	$2,079.0	$1,517.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2020

(In millions)					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity
Balance, May 31, 2017	$45.2	$460.8	$727.9	$(279.8)	$(39.9)	$914.2
Net income	—	—	15.6	—	—	15.6
Cash dividends	—	—	(10.3)	—	—	(10.3)
Stock option activity	—	0.9	—	11.2	—	12.1
Restricted stock activity	0.1	8.8	—	1.0	—	9.9
Repurchase of shares	—	—	—	(13.1)	—	(13.1)
Other comprehensive income, net of tax	—	—	—	—	7.9	7.9
Balance, May 31, 2018	$45.3	$470.5	$733.2	$(280.7)	$(32.0)	$936.3
Cumulative effect adjustment upon adoption of ASC 606 on June 1, 2018	—	—	(20.4)	—	—	(20.4)
Net income	—	—	7.5	—	—	7.5
Cash dividends	—	—	(10.5)	—	—	(10.5)
Stock option activity	—	3.5	—	4.1	—	7.6
Restricted stock activity	—	5.4	—	(0.8)	—	4.6
Repurchase of shares	—	—	—	(10.3)	—	(10.3)
Other comprehensive income, net of tax	—	—	—	—	(8.9)	(8.9)
Balance, May 31, 2019	$45.3	$479.4	$709.8	$(287.7)	$(40.9)	$905.9
Cumulative effect adjustment upon adoption of ASC 842 on June 1, 2019	—	—	2.5	—	—	2.5
Net income	—	—	4.4	—	—	4.4
Cash dividends	—	—	(10.7)	—	—	(10.7)
Stock option activity	—	3.1	—	8.3	—	11.4
Restricted stock activity	—	(3.9)	—	0.8	—	(3.1)
Repurchase of shares	—	—	—	(4.1)	—	(4.1)
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
Balance, May 31, 2020	$45.3	$478.6	$706.0	$(282.7)	$(44.6)	$902.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended May 31,
	2020	2019	2018
Cash flows provided from (used in) operating activities:
Net income	$4.4	$7.5	$15.6
Less: Loss from discontinued operations	(20.4)	(76.6)	(58.1)
Income from continuing operations	24.8	84.1	73.7
Adjustments to reconcile income to net cash provided from (used in) operating activities:
Depreciation and intangible amortization	43.7	42.8	40.5
Amortization of stock-based compensation	7.3	13.5	15.3
Provision for doubtful accounts	5.4	15.8	0.5
Deferred tax provision (benefit)	0.5	(5.0)	(12.9)
Loss (Earnings) from joint ventures	1.9	0.3	(0.5)
Customer contract termination and restructuring costs	31.3	—	—
Impairment charges	8.1	—	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	14.8	(34.4)	35.4
Contract assets	9.9	(9.7)	—
Inventories	(94.5)	(80.9)	(25.8)
Rotable spares and equipment on or available for short-term lease	(4.3)	21.5	(16.6)
Rotable assets supporting long-term programs	(22.1)	(49.2)	(38.5)
Accounts payable	4.1	17.5	1.8
Accrued and other liabilities	0.5	22.9	8.0
Deferred revenue on long-term programs	(14.6)	44.4	(3.4)
Other	(35.9)	(23.1)	(21.7)
Net cash provided from (used in) operating activities—continuing operations	(19.1)	60.5	55.8
Net cash provided from (used in) operating activities—discontinued operations	(17.0)	6.9	8.5
Net cash provided from (used in) operating activities	(36.1)	67.4	64.3
Cash flows used in investing activities:
Property, plant and equipment expenditures	(23.6)	(17.4)	(22.0)
Proceeds from asset disposals	1.6	1.8	8.6
Payments for acquisitions	—	(2.3)	(22.9)
Other	(2.8)	(0.6)	(2.3)
Net cash used in investing activities—continuing operations	(24.8)	(18.5)	(38.6)
Net cash used in investing activities—discontinued operations	—	(0.5)	(4.3)
Net cash used in investing activities	(24.8)	(19.0)	(42.9)
Cash flows provided from (used in) financing activities:
Short-term borrowings (repayments), net	459.5	(10.0)	(1.0)
Proceeds (Repayments) on long-term borrowings	—	(25.0)	24.8
Cash dividends	(10.7)	(10.5)	(10.3)
Purchase of treasury stock	(4.1)	(10.3)	(13.1)
Stock compensation activity	1.1	8.5	11.6
Other	(1.3)	—	(0.3)
Net cash provided from (used in) financing activities—continuing operations	444.5	(47.3)	11.7
Net cash used in financing activities—discontinued operations	—	(1.4)	(1.7)
Net cash provided from (used in) financing activities	444.5	(48.7)	10.0
Effect of exchange rate changes on cash	—	(0.2)	(0.1)
Increase (Decrease) in cash and cash equivalents	383.6	(0.5)	31.3
Cash, cash equivalents, and restricted cash at beginning of year	41.1	41.6	10.3
Cash, cash equivalents, and restricted cash at end of year	$424.7	$41.1	$41.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

AAR CORP. (the “Company”) is a diversified provider of services and products to the worldwide commercial aviation and government and defense markets.  Services and products include: aviation supply chain and parts support programs; customer fleet management and operations; maintenance, repair and overhaul of airframes, landing gear, and certain other airframe components; design and manufacture of specialized pallets, shelters, and containers; aircraft modifications and aircraft and engine sales and leasing. We serve commercial, government and defense aircraft fleet operators, original equipment manufacturers, and independent service providers around the world, and various other domestic and foreign military customers.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

New Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASC 842"), which amended the existing accounting standards for lease accounting. ASC 842 requires lessees to recognize a right-of-use ("ROU") asset and lease liability on the balance sheet for most lease arrangements, including those classified as operating leases. In addition, ASC 842 requires new qualitative and quantitative disclosures about our leasing activities.

We adopted ASC 842 on June 1, 2019 using the modified retrospective transition approach. Under that approach, prior periods have not been restated and continue to be reported under the accounting standards in effect for those periods. A discussion of our revised accounting policy for leases is included in Note 11.

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

Upon adoption of ASC 842 on June 1, 2019, we recognized operating lease ROU assets of $123.2 million and operating lease liabilities of $116.8 million on our Consolidated Balance Sheet. These amounts included operating lease ROU assets of $26.6 million and operating lease liabilities of $25.3 million related to our discontinued operations. In addition, we recognized the remaining unamortized deferred gains of $2.5 million, net of tax, associated with sale-leaseback transactions as a cumulative effect adjustment to the opening balance of retained earnings as of June 1, 2019.

The adoption of ASC 842 did not have a material impact on the Consolidated Statements of Operations or Cash Flows.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

The impact of the adoption of ASC 842 on our Consolidated Balance Sheet was as follows:

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

Revenue Recognition for Fiscal 2020 and 2019

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

For our performance obligations that are satisfied over time, we measure progress in a manner that depicts the performance of transferring control to the customer. As such, we utilize the input method of cost-to-cost to recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer.  Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation.  We are required to make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the arrangement.  Key assumptions involved can include customer volume, future labor costs and efficiencies, repair or overhaul costs, overhead costs, and ultimate timing of product delivery.  Differences may occur between the judgments and estimates made by management and actual program results.  For contracts that are deemed to be loss contracts, we establish forward loss reserves for total estimated costs that are in excess of total estimated consideration in the period in which they become known.

When contracts are modified, we consider whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original goods or services provided, are accounted for as if they were part of that existing contract with the effect of the contract modification recognized as an adjustment to revenue on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct, they are accounted for as a new contract and performance obligation, which are recognized prospectively.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

We have elected to use certain practical expedients permitted under ASC 606.  Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Consolidated Statements of Income, and are not considered a performance obligation to our customers.  Our reported sales on our Consolidated Statements of Income are net of any sales or related non-income taxes.  We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

Cumulative Catch-up Adjustments

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. These changes are primarily adjustments to the estimated profitability for our long-term programs where we provide component inventory management and/or repair services.

Favorable and unfavorable cumulative catch-up adjustments were as follows:

	May 31,
	2020	2019	2018
Favorable cumulative catch-up adjustments	$6.1	$8.0	$11.6
Unfavorable cumulative catch-up adjustments	(2.2)	(2.1)	(8.0)
Net cumulative catch-up adjustments	$3.9	$5.9	$3.6

Contract Assets and Liabilities

The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period.  Contract assets consist of costs incurred where revenue recognized over time using the cost-to-cost model exceeds the amounts billed to customers.  Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract.  These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made.  Contract assets and contract liabilities are determined on a contract-by-contract basis.

Net contract assets and liabilities are as follows:

	May 31,
	2020	2019	Change
Contract assets – current	$49.3	$59.2	$(9.9)
Contract assets – non-current	22.4	17.0	5.4
Deferred revenue – current	(11.2)	(12.6)	1.4
Deferred revenue on long-term contracts	(88.0)	(83.8)	(4.2)
Net contract assets (liabilities)	$(27.5)	$(20.2)	$(7.3)

Contract assets – non-current is reported within Other non-current assets, and Contract liabilities – current is reported within Accrued Liabilities on our Consolidated Balance Sheet.  Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

During fiscal 2020, we terminated certain commercial power-by-the-hour (“PBH”) customer contracts and restructured another PBH contract. The restructured contract was deemed a loss contract requiring the establishment of forward loss reserves for the total estimated costs that are in excess of the total estimated consideration over the remainder of the contracts. The impact from these actions resulted in a charge of $31.3 million during fiscal 2020, which included a reduction in revenue of $17.3 million, the establishment of forward loss reserves of $5.4 million, and other related charges of $8.6 million. As of May 31, 2020, our Consolidated Balance Sheet included remaining forward loss reserves of $5.4 million with $3.1 million classified as current in Accrued liabilities and $2.3 million classified as long-term in Other liabilities.

Changes in our deferred revenue, after adoption of ASC 606 on June 1, 2018, were as follows:

	Year ended May 31,
	2020	2019
Deferred revenue at beginning of period	$(96.4)	$(44.1)
Revenue deferred	(417.2)	(364.7)
Revenue recognized	410.5	306.6
Other	3.9	5.8
Deferred revenue at end of period	$(99.2)	$(96.4)

Remaining Performance Obligations

As of May 31, 2020, we had approximately $1.0 billion of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 50% of this backlog will be recognized as revenue over the next 12 months, with the majority of the remaining balance recognized over the next three years.  The amount of remaining performance obligations, which is expected to be recognized as revenue beyond 12 months, primarily relates to our long-term, power-by-the-hour programs where we provide component inventory management and/or repair services.

Financial Instruments and Concentrations of Market or Credit Risk

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables.  While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry.  The composition of our accounts receivable is as follows:

	May 31,
	2020	2019
U.S. Government contracts:
Trade receivables	$33.9	$28.7
Unbilled receivables	27.4	31.7
	61.3	60.4
All other customers:
Trade receivables	81.7	92.5
Unbilled receivables	28.9	44.9
	110.6	137.4
	$171.9	$197.8

In addition, we currently have past due accounts receivable owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia, Peru, and Poland.  Our past due accounts receivable owed by these customers was $10.9 million as of May 31, 2020 which was net of allowance for doubtful accounts of $9.3 million.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. In determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and our customers’ current and expected future financial performance.  The majority of our customers are recurring customers with an established payment history. Certain customers are required to undergo an extensive credit check prior to delivery of products or services. Our allowance for doubtful accounts also includes reserves for estimated product returns.

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

The change in our allowance for doubtful accounts was as follows:

	May 31,
	2020	2019	2018
Balance, beginning of year	$16.0	$7.5	$4.9
Provision charged to operations	5.4	15.8	0.5
Recoveries, deductions for accounts written off and other reclassifications	0.7	(7.3)	2.1
Balance, end of year	$22.1	$16.0	$7.5

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles–Goodwill and Other, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible.

As of May 31, 2020, we had three reporting units, which included two in our Aviation Services segment (Aviation Supply Chain and Maintenance, Repair, and Overhaul) and one comprised of our Expeditionary Services segment.  In fiscal 2019 and 2018, we utilized the qualitative assessment approach for all reporting units and concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at the respective measurement dates, and thus no impairment charges were recorded.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

In fiscal 2020, we elected to skip the qualitative assessment due to the unprecedented impact of the COVID-19 pandemic and utilized a quantitative assessment approach for all reporting units.  We estimated the fair value of each reporting unit using primarily an income approach based on discounted cash flows.  The assumptions we used to estimate the fair value of our reporting units are based on historical performance, as well as forecasts used in our current business plan and require considerable management judgment in light of the impact of COVID-19.  We used discount rates based on our consolidated weighted average cost of capital which is adjusted for each of our reporting units based on their specific risk, size, and industry characteristics.  The fair value measurements used for our goodwill impairment testing use significant unobservable inputs, which reflect our own assumptions about the inputs that market participants would use in measuring fair value.  The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items.

Upon completion of the annual quantitative goodwill impairment analysis as of May 31, 2020 for our reporting units, we concluded the fair value of each reporting unit exceeded its carrying values, and thus no impairment charges were recorded.

Changes in the carrying amount of goodwill by segment for fiscal 2020 and 2019 are as follows:

	Aviation	Expeditionary
	Services	Services	Total
Balance as of May 31, 2018	$99.4	$19.3	$118.7
Finalization of purchase price allocation	(1.0)	—	(1.0)
Foreign currency translation adjustments	(1.5)	—	(1.5)
Balance as of May 31, 2019	96.9	19.3	116.2
Foreign currency translation adjustments	(0.5)	—	(0.5)
Balance as of May 31, 2020	$96.4	$19.3	$115.7

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2020
		Accumulated
Amortizable intangible assets:	Gross	Amortization	Net
Customer relationships	$21.4	$(16.5)	$4.9
Unamortized intangible assets:
Trademarks	1.1	—	1.1
	$22.5	$(16.5)	$6.0

	May 31, 2019
		Accumulated
Amortizable intangible assets:	Gross	Amortization	Net
Customer relationships	$25.5	$(15.6)	$9.9
Lease agreements	22.5	(14.0)	8.5
Other	3.4	(0.7)	2.7
	51.4	(30.3)	21.1
Unamortized intangible assets:
Trademarks	1.1	—	1.1
	$52.5	$(30.3)	$22.2

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

In conjunction with the adoption of ASC 842 on June 1, 2019, our intangible assets for lease agreements were re-classified to the ROU asset. During fiscal 2020, we recognized an impairment charge of $5.4 million related to the exit of certain product lines across both our Aviation Services and Expeditionary Services segments.

Customer relationships are being amortized over 5-20 years. Amortization expense recorded during fiscal 2020, 2019 and 2018 was  $2.3 million, $3.9 million, and $4.7 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $1.7 million in 2021, $1.0 million in 2022, $0.5 million in 2023, $0.3 million in 2024 and $0.3 million in 2025.

Foreign Currency

Our foreign subsidiaries utilize the local currency as their functional currency. All balance sheet accounts of foreign subsidiaries transacting business in currencies other than the U.S. dollar are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss until such subsidiaries are liquidated.

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

The following is a summary of inventories:

	May 31,
	2020	2019
Aircraft and engine parts, components and finished goods	$556.6	$467.9
Raw materials and parts	45.9	41.8
Work-in-process	20.6	14.0
	$623.1	$523.7

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

Equipment on short-term lease includes aircraft engines and parts on or available for lease to satisfy customers’ immediate short-term requirements. The leases are renewable with fixed terms, which generally vary from one to twelve months.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment and Other Non-Current Assets

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

In accordance with ASC 360, Property, Plant and Equipment, we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows.  We utilize certain assumptions to estimate future undiscounted cash flows, including demand for our services, future market conditions and trends, business development pipeline of opportunities, current and future lease rates, lease terms, and residual values. In conjunction with the decision to exit certain product lines, we recognized rotable asset impairment charges of $1.9 million in fiscal 2020.

Future rent due to us under non-cancelable leases during each of the next five fiscal years is $12.2 million in 2021, $11.6 million in 2022, $11.4 million in 2023, $11.3 million in 2024, and $11.3 million in 2025.

Investments

Investments where we have the ability to exercise significant influence, but do not control the entity, are accounted for under the equity method of accounting.  Significant influence generally exists if we have a 20% to 50% ownership interest in the investee. Our share of the net earnings or loss of our investees is included in operating income on our Consolidated Statements of Income since the activities of the investees are closely aligned with our operations. Equity investments in entities over which we do not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost.

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

Restructuring and Other Exit Costs

We recognize charges for restructuring and other exit costs such as product line exits and facility closures at their fair value when incurred.  In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period.

During fiscal 2020, we incurred severance and furlough-related costs of $7.1 million which were included as a component of Cost of sales and services and Selling, general and administrative on our Consolidated Statements of Income.  Our remaining liability for these costs as of May 31, 2020 was $5.5 million which is included in Accrued liabilities on the Consolidated Balance Sheet.

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

Supplemental Information on Cash Flows

Supplemental information on cash flows is as follows:

	For the Year Ended
	May 31,
	2020	2019	2018
Interest paid	$8.6	$8.8	$7.2
Income taxes paid	14.3	7.0	17.0
Income tax refunds and interest received	7.0	6.4	0.1

During fiscal 2020, treasury stock decreased $5.0 million reflecting restricted stock activity of $0.8 million and the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, of $8.3 million partially offset by the repurchase of common shares of $4.1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.  This ASU requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. This ASU also requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast of the collectability of the related financial asset.  We plan to adopt this ASU on June 1, 2020 and the adoption is not expected to have a material impact on our consolidated financial statements.

2.  Discontinued Operations

Our Contractor-Owned, Contractor-Operated (“COCO”) business previously included in our Expeditionary Services segment completed certain contracts in the second quarter of fiscal 2018.  As the aircraft supporting these contracts were not placed on new contracts, combined with the continued decline in operational tempo within the U.S. Department of Defense (“DoD”) and an excess supply of aircraft assets in the market, we determined there was an impairment triggering event and tested the recoverability of our COCO assets.  As a result, we recognized impairment and other charges of $54.2 million in the second quarter of fiscal 2018. The fair value of the aircraft and related assets was based on available market data for similar assets.

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

In fiscal 2020, we signed an agreement to sell the remaining operating contract of the COCO business and recognized an impairment charge of $11.8 million in the first quarter of fiscal 2020 related to the disposal of the remaining COCO assets. The sale of the DoD contracts and related assets was completed in the second quarter of fiscal 2020 and the sale of the remaining operating contract was completed in the fourth quarter of fiscal 2020 shortly after government approval. Our continuing involvement in the COCO business is limited to the lease of certain aircraft which is an obligation of the acquirer of the non-DoD contract.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

2.  Discontinued Operations (Continued)

Operating results for discontinued operations were comprised of the following:

	For the Year Ended May 31,
	2020	2019	2018
Sales	$40.4	$95.8	$96.3
Cost of sales	(45.4)	(106.1)	(101.4)
Asset impairments	(11.8)	(74.1)	(65.2)
Selling, general and administrative expenses	(8.6)	(12.1)	(11.8)
Operating loss from discontinued operations	(25.4)	(96.5)	(82.1)
Provision for income taxes	(5.0)	(19.9)	(24.0)
Loss from discontinued operations	$(20.4)	$(76.6)	$(58.1)

The carrying amounts of the major classes of assets and liabilities for our discontinued operations are as follows:

	May 31,
	2020	2019
Accounts receivable, net	$0.2	$16.2
Inventory, rotable assets, and equipment	—	7.5
Operating lease ROU assets	21.9	—
Other assets	0.8	5.5
Assets of discontinued operations	$22.9	$29.2

Accounts payable and accrued liabilities	$8.0	$29.2
Operating lease liabilities	21.9	—
Liabilities of discontinued operations	$29.9	$29.2

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

Receivables sold under the Purchase Agreement during fiscal 2020, 2019, and 2018 were $746.4 million, $744.2 million, and $239.6, respectively.  Amounts remitted to the Purchaser on their behalf during fiscal 2020, 2019, and 2018 were $758.3 million, $729.7 million, and $167.9, respectively.  As of May 31, 2020 and May 31, 2019, we had collected cash of $20.0 million and $19.8 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Consolidated Statements of Income. During fiscal 2020, 2019 and 2018, we incurred discounts on the sale of our receivables and other fees of $1.8 million,  $2.2 million and $0.9 million, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Financing Arrangements

Debt Outstanding

A summary of the carrying amount of our debt is as follows:

	May 31,
	2020	2019
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$579.5	$120.0
Term loan due November 1, 2021 with interest payable monthly	22.5	22.9
Total debt	602.0	142.9
Current maturities of debt	—	—
Debt issuance costs, net	(2.0)	(1.2)
Long-term debt	$600.0	$141.7

At May 31, 2020, our variable rate debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility.  At May 31, 2020, we were in compliance with the financial and other covenants in our financing agreements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

4. Financing Arrangements (Continued)

Borrowing activity under the Revolving Credit Facility during fiscal 2020, 2019 and 2018 is as follows:

	For the Year Ended May 31,
	2020	2019	2018
Maximum amount borrowed	$579.5	$287.0	$275.0
Average daily borrowings	280.7	207.8	214.1
Average interest rate during the year	2.62%	3.41%	2.52%

We also have $9.3 million available under foreign lines of credit.

5. Equity

Stock-Based Compensation

We have granted stock-based awards under the AAR CORP. 2013 Stock Plan (the “2013 Stock Plan”) and the AAR CORP. Stock Benefit Plan (“Stock Benefit Plan”) each of which has been approved by our stockholders. No further awards will be made under the Stock Benefit Plan. Under the 2013 Stock Plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and are exercisable in three annual increments commencing one year after the date of grant. In addition to stock options, the 2013 Stock Plan also provides for the grant of time-based restricted stock awards and performance-based restricted stock awards. The number of performance-based awards earned, subject to vesting, is based on achievement of certain Company-wide or segment financial goals or stock price targets. The 2013 Stock Plan also provides for the grant of stock appreciation units and restricted stock units; however, to date, no such awards have been granted.

Restricted stock grants (whether time-based or performance-based) are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build a career with us. Restricted stock typically vests over periods of one to five years from the date of grant. Restricted stock grants may be performance-based with vesting to occur over periods of three to five years. All restricted stock that has been granted and, if performance-based, earned according to performance criteria carries full dividend and voting rights, regardless of whether it has vested.

Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee’s employment terminates for any reason other than death, disability or retirement. Since inception, a total of 11,149,000 shares have been granted under the Stock Benefit Plan. We have granted a total of 3,656,000 shares under the 2013 Stock Plan. All future stock awards will be made under the 2013 Stock Plan. There were 646,088 shares available for grant under the 2013 Stock Plan as of May 31, 2020.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Equity (Continued)

Stock Options

During fiscal 2020, 2019, and 2018, we granted stock options with respect to 414,460 shares, 300,240 shares and 463,140 shares, respectively. The weighted average fair value per share of stock options granted during fiscal 2020, 2019 and 2018 was $10.30, $13.60 and $9.29, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Stock Options Granted
	In Fiscal Year
	2020	2019	2018
Risk-free interest rate	1.9%	2.7%	1.8%
Expected volatility of common stock	32.0%	30.8%	31.7%
Dividend yield	0.8%	0.6%	0.9%
Expected option term in years	4.5	4.5	4.3

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

A summary of stock option activity for the three years ended May 31, 2020 consisted of the following (shares in thousands):

	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,777	$30.37	2,082	$26.72	2,334	$23.02
Granted	414	$37.66	300	$47.84	463	$35.33
Exercised	(300)	$24.99	(571)	$25.56	(704)	$20.04
Cancelled	(40)	$36.72	(34)	$42.02	(11)	$29.50
Outstanding at end of year	1,851	$32.74	1,777	$30.37	2,082	$26.72
Options exercisable at end of year	1,133	$28.32	981	$25.28	883	$23.81

The total fair value of stock options that vested during fiscal 2020, 2019, and 2018 was $3.7 million, $5.6 million, and $4.9 million, respectively. The total intrinsic value of stock options exercised during fiscal 2020, 2019, and 2018 was $6.2 million, $12.2 million, and $14.2 million, respectively. The aggregate intrinsic value of options outstanding was $0.5 million and $6.7 million as of May 31, 2020 and 2019, respectively. The tax benefit realized from stock options exercised during fiscal 2020, 2019, and 2018 was $2.1 million, $2.7 million, and $2.9 million, respectively. Expense recognized in selling, general and administrative expenses for stock options during fiscal 2020, 2019, and 2018 was $3.9 million, $4.1 million, and $5.1 million, respectively. As of May 31, 2020, we had $4.2 million of unrecognized compensation expense related to stock options that will be amortized over an average period of 1.3 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

5. Equity (Continued)

Restricted Stock

We provide executives and other key employees an opportunity to be awarded performance-based and time- based restricted stock. The performance-based awards are contingent upon the achievement of certain objectives, which generally include cumulative income, average return on capital, and relative total shareholder return over a three-year performance period. During fiscal 2020, 2019, and 2018, we granted 52,475, 43,680, and 108,440 of performance-based restricted shares, respectively. Time-based restricted shares of 56,535, 46,470, and 24,425 were granted to executives and key employees during fiscal 2020, 2019, and 2018, respectively. We also award time-based restricted stock to our non-employee directors as part of their annual compensation. Time-based restricted shares of 44,123, 29,128, and 55,000 were granted to members of the Board of Directors during fiscal 2020, 2019, and 2018, respectively.

The fair value of restricted shares is the market value of our common stock on the date of grant. Expense recognized in selling, general and administrative expenses for all restricted share programs during fiscal 2020, 2019, and 2018 was $3.4 million, $9.4 million, and $10.2 million, respectively.

Restricted share activity during fiscal 2020 was as follows (shares in thousands):

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2019	532	$31.70
Granted	279	$19.44
Vested	(412)	$25.27
Forfeited	(14)	$37.02
Nonvested at May 31, 2020	385	$31.70

As of May 31, 2020 we had $2.5 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 1.6 years.

Stockholder Rights Plan

Pursuant to a limited duration stockholder rights plan adopted in 2020, each outstanding share of our common stock carries with it a right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $100.00 (the “Exercise Price”). The rights become exercisable when certain specified events occur, including the acquisition of 10% (or 20% in the case of passive investors who are eligible to, and do, report their holdings on Schedule 13G with the SEC) or more of the common stock by a person or group (an "Acquiring Person") or the commencement of a tender or exchange offer for 10% or more of the common stock without the approval of the Board of Directors.

In the event that an Acquiring Person acquires 10% or more of the common stock, or if we are the surviving corporation in a merger involving an Acquiring Person or if the Acquiring Person engages in certain types of self-dealing transactions, each right entitles the holder (other than the Acquiring Person) to purchase a Preferred Share for the Exercise Price. Similarly, if we are acquired in a merger or other business combination or 50% or more of our assets or earning power is sold, each right entitles the holder (other than the Acquiring Person) to purchase at the then-current exercise price that number of shares of common stock of the surviving corporation having a market value of two times the exercise price. The rights do not entitle the holder thereof to vote or to receive dividends. The rights will expire on February 28, 2021, and may be redeemed by us for $.0001 per right under certain circumstances.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was enacted which significantly revised the U.S. corporate income tax system. The Tax Reform Act, among other things, reduced the corporate federal income tax rate to 21% from 35%, changed bonus depreciation regulations and limited deductions for executive compensation. The income tax rate reduction in the Tax Reform Act was effective January 1, 2018 which resulted in a blended federal statutory tax rate of 29.2% in fiscal 2018.

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

The provision for income tax on income from continuing operations includes the following components:

	For the Year Ended
	May 31,
	2020	2019	2018
Current:
Federal	$1.4	$4.8	$14.6
State	0.9	0.1	0.1
Foreign	2.8	5.0	1.7
	5.1	9.9	16.4
Deferred	0.5	(5.0)	(12.9)
	$5.6	$4.9	$3.5

The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 21.0% for fiscal 2020 and 2019, and 29.2% for fiscal 2018 to income from continuing operations before provision for income taxes due to the following:

	For the Year Ended
	May 31,
	2020	2019	2018
Provision for income tax at the federal statutory rate	$6.4	$18.7	$22.5
Deferred tax re-measurement from the Tax Reform Act	—	—	(14.1)
Excess tax benefits from stock-based compensation	(2.1)	(2.7)	(2.9)
State income taxes, net of federal benefit	1.1	1.9	1.5
Change in valuation allowance for state deferred tax assets	(0.1)	(6.9)	(3.4)
Effective settlement of prior tax positions	—	(4.7)	—
Other	0.3	(1.4)	(0.1)
Provision for income tax	$5.6	$4.9	$3.5

Income before provision for income taxes includes the following components:

	For the Year Ended
	May 31,
	2020	2019	2018
Domestic	$23.6	$68.9	$58.7
Foreign	6.8	20.1	18.5
	$30.4	$89.0	$77.2

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

Deferred tax liabilities and assets result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes. Our deferred tax liabilities and assets consist of the following components:

	May 31,
	2020	2019
Deferred tax assets:
Operating lease liabilities	$24.9	$—
State net operating losses	9.4	9.0
Credits and incentives	8.2	—
Employee benefits	8.0	9.4
Deferred revenue	2.3	7.7
Inventory costs	2.8	4.9
Postretirement benefits	5.3	3.7
Other	4.0	4.8
Total deferred tax assets	64.9	39.5
Valuation allowance	—	(0.1)
Total deferred tax assets net of valuation allowance	64.9	39.4
Deferred tax liabilities:
Tangible and intangible assets	(35.0)	(36.1)
ROU operating lease assets	(26.2)	—
Other	(0.2)	(0.2)
Total deferred tax liabilities	(61.4)	(36.3)
Net deferred tax assets	$3.5	$3.1

As of May 31, 2020, we have determined that the realization of our deferred tax assets is more likely than not and that a valuation allowance is not required. Our net operating losses have  carry forward periods that range from 5 to 20 years.  Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the majority of the deferred tax assets. Our net deferred tax assets are included in Other non-current assets on our Consolidated Balance Sheets.

Income tax receivable was $7.9 million and $1.1 million at May 31, 2020 and 2019, respectively, and was included in Other current assets on the Consolidated Balance Sheets.

Our federal income tax returns for fiscal years 2017 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

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

The following tables provide a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2020 (shares in millions).

	For the Year Ended
	May 31,
	2020	2019	2018
Basic and Diluted EPS:
Income from continuing operations	$24.8	$84.1	$73.7
Less income attributable to participating shares	(0.1)	(0.4)	(0.6)
Income from continuing operations attributable to common stockholders	24.7	83.7	73.1
Loss from discontinued operations attributable to common stockholders	(20.4)	(76.6)	(58.1)
Net income attributable to common stockholders for earnings per share	$4.3	$7.1	$15.0

Weighted average common shares outstanding - basic	34.8	34.5	34.2
Additional shares from assumed exercise of stock options	0.2	0.4	0.4
Weighted average common shares outstanding - diluted	35.0	34.9	34.6

Earnings per share - basic:
Earnings from continuing operations	$0.71	$2.42	$2.14
Loss from discontinued operations	(0.59)	(2.22)	(1.70)
Earnings per share - basic	$0.12	$0.20	$0.44

Earnings per share - diluted:
Earnings from continuing operations	$0.71	$2.40	$2.11
Loss from discontinued operations	(0.58)	(2.19)	(1.70)
Earnings per share - diluted	$0.13	$0.21	$0.41

At May 31, 2020 and 2019 respectively, outstanding options to purchase 669,400 and 273,400 shares of common stock were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the year then ended. At May 31, 2018, the average market price of our common shares was in excess of the exercise prices of all of our outstanding options.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans

Defined Benefit Plans

Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2020 was 4.46%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued. Also effective June 1, 2005, the defined contribution plan was modified to include increased employer contributions and an enhanced profit sharing formula. Defined pension benefits for certain union hourly employees are based primarily on a fixed amount per year of service and the plan was frozen in fiscal 2018.

We also have a defined benefit pension plan covering certain employees in the Netherlands.  Benefit formulas are based generally on years of service and compensation.

We also have a benefit plan which provides benefits to certain retired outside directors.  In fiscal 2001, we froze the plan for any new members of the Board of Directors and no current directors participate in this plan.

The change to our projected benefit obligation and the fair value of our plan assets for our pension plans was as follows:

	May 31,
	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$149.2	$146.5
Service cost	2.8	2.3
Interest cost	3.8	4.3
Participant contributions	0.3	0.4
Net actuarial loss	10.1	6.5
Benefits and administrative payments	(4.9)	(6.9)
Settlements	(2.2)	(0.6)
Foreign currency translation adjustment	—	(3.3)
Projected benefit obligation at end of year	$159.1	$149.2

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$129.9	$134.5
Actual return on plan assets	8.6	2.8
Employer contributions	0.4	2.6
Participant contributions	—	0.4
Benefits and administrative payments, including settlements	(7.1)	(7.5)
Foreign currency translation adjustment	—	(2.9)
Fair value of plan assets at end of year	$131.8	$129.9
Funded status at end of year	$(27.3)	$(19.3)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	May 31,
	2020	2019
Accrued liabilities	$(0.4)	$(0.4)
Other liabilities	(26.9)	(18.9)
Funded status at end of year	$(27.3)	$(19.3)
Accumulated other comprehensive loss	$63.5	$58.7

For all of our pension plans, both the projected benefit obligation and the accumulated benefit obligation are in excess of the individual plans’ assets.  The accumulated benefit obligation for all pension plans was $151.9 million and $142.4 million at May 31, 2020 and 2019, respectively.

Net Periodic Benefit Cost

Pension expense charged to the Consolidated Statements of Income includes the following components:

	For the Year Ended
	May 31,
	2020	2019	2018
Service cost	$2.8	$2.3	$2.4
Interest cost	3.8	4.3	4.3
Expected return on plan assets	(6.8)	(7.1)	(7.3)
Curtailment	—	—	0.3
Settlements	1.5	0.1	—
Amortization of prior service credit	—	(0.1)	—
Recognized net actuarial loss	2.0	1.8	2.3
	$3.3	$1.3	$2.0

The estimated amount of net actuarial loss to be amortized from accumulated other comprehensive loss into expense during fiscal 2021 is $2.2 million.

Assumptions

The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted-average assumptions used in the measurement of our projected benefit obligations:

	May 31,
	2020	2019
Discount rate:
Domestic plans	2.83%	3.67%
International plan	1.20	1.50

Rate of compensation increase:
Domestic plans	n/a	n/a
International plans	3.00%	3.00%

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

A summary of the weighted-average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended
	May 31,
	2020	2019	2018
Discount rate:
Domestic plans	3.67%	4.05%	3.82%
International plan	1.50	1.90	2.00
Expected long-term rate on plan assets:

Domestic plans	7.25%	7.25%	7.25%
International plan	2.90	3.60	4.00

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

Plan Assets

The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,		Target Asset
	2020	2019	Allocation
Equity securities	60%	59%	45 – 75%
Fixed income securities	20	22	15 – 45%
Other	20	19	0 – 25%
	100%	100%

The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974. The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2020. The use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks, and fund-of-funds hedge funds. The assets of the non-domestic plan are invested in funds-of-funds where each fund holds a portfolio of equity and fixed income mutual funds.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2020:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Equity securities:
U.S. mutual funds	$31.5	$—	$—	$31.5
International mutual funds	7.6	—	—	7.6
Fixed income:
Government securities and corporate bond mutual funds	8.4	4.7	—	13.1
Funds-of-funds	—	54.6	8.5	63.1
Hedge funds	—	—	4.3	4.3
Insurance annuities	—	—	11.7	11.7
Cash and cash equivalents	0.5	—	—	0.5
Total investments	$48.0	$59.3	$24.5	$131.8

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2019:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Equity securities:
U.S. mutual funds	$31.1	$—	$—	$31.1
International mutual funds	8.4	—	—	8.4
Fixed income:
Government securities and corporate bond mutual funds	9.0	5.9	—	14.9
Funds-of-funds	—	53.0	7.9	60.9
Hedge funds	—	—	4.2	4.2
Insurance annuities	—	—	9.9	9.9
Cash and cash equivalents	0.5	—	—	0.5
Total investments	$49.0	$58.9	$22.0	$129.9
(1)	Quoted prices in active markets for identical assets that we have the ability to access as of the reporting date.
(2)	Inputs other than quoted prices included within Level 1 that are directly observable for the asset or indirectly observable through corroboration with observable market data.
(3)	Unobservable inputs, such as internally developed pricing models or third party valuations for the asset due to little or no market activity for the asset.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

The following table presents the reconciliation of Level 3 pension assets measured at fair value for the fiscal years ended May 31, 2020 and 2019:

	Hedge Funds	Fund-of-funds	Insurance Annuities	Total
Balance as of May 31, 2018	$4.4	$7.7	$7.8	$19.9
Purchases	—	—	2.1	2.1
Return on plan assets related to assets still held at May 31, 2019	(0.2)	0.2	—	—
Balance as of May 31, 2019	4.2	7.9	9.9	22.0
Purchases	—	—	1.8	1.8
Sales	(0.1)	—	—	(0.1)
Return on plan assets related to assets still held at May 31, 2020	0.2	0.6	—	0.8
Balance as of May 31, 2020	$4.3	$8.5	$11.7	$24.5

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

Future Benefit Payments and Funding

The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
						2026 to
	2021	2022	2023	2024	2025	2030
Estimated future pension payments	$6.7	$6.1	$6.4	$5.8	$6.9	$35.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. For our Netherlands pension plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $3.1 million to our pension plans during fiscal 2021, which includes approximately $1.1 million of the Netherlands' fiscal 2020 contribution which was deferred to fiscal 2021.

Postretirement Benefits Other Than Pensions

We provide health and life insurance benefits for certain eligible retirees. The postretirement plan is unfunded and in fiscal 1995, we completed termination of postretirement health and life insurance benefits attributable to future services of collective bargaining and other domestic employees. The unfunded projected benefit obligation for this plan was $0.4 million and $0.4 million as of May 31, 2020 and 2019, respectively. We have omitted substantially all of the required disclosures related to this plan because the plan is not material to our consolidated financial position or results of operations.

Defined Contribution Plan

Our defined contribution plans are intended to qualify as a 401(k) plans under the Internal Revenue Code.  Employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits and we may make discretionary matching contributions up to 5% of employee compensation.  We modified the contribution structure in fiscal 2020 to eliminate the profit sharing contribution for future years.  Our contributions vest on a pro-rata basis during the first three years of employment.  We also maintain a non-qualified retirement plan that makes up 401(k) benefits that would otherwise be lost as a result of Internal Revenue Code limits and provides additional employer contributions for certain executives and key employees to supplement the benefits provided by the defined contribution plans.

In response to the impact from COVID-19, we temporarily suspended our matching contributions to the defined contribution plans effective June 1, 2020.  Expense charged to the Consolidated Statements of Income for our matching contributions, including profit sharing contributions, was $11.6 million in fiscal 2020, $11.4 million in fiscal 2019 and $9.2 million in fiscal 2018 for these plans.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

9.  Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for each of the years in the three-year period ended May 31, 2020 were as follows (all amounts are net of tax):

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance as of June 1, 2017	$(1.7)	$(38.2)	$(39.9)
Other comprehensive loss before reclassifications	2.0	4.2	6.2
Amounts reclassified from AOCL	—	1.7	1.7
Total other comprehensive loss	2.0	5.9	7.9
Balance as of May 31, 2018	0.3	(32.3)	(32.0)
Other comprehensive income (loss) before reclassifications	(2.4)	(8.0)	(10.4)
Amounts reclassified from AOCL	—	1.5	1.5
Total other comprehensive income (loss)	(2.4)	(6.5)	(8.9)
Balance as of May 31, 2019	(2.1)	(38.8)	(40.9)
Other comprehensive income before reclassifications	0.1	(5.0)	(4.9)
Amounts reclassified from AOCL	—	1.2	1.2
Total other comprehensive income	0.1	(3.8)	(3.7)
Balance as of May 31, 2020	$(2.0)	$(42.6)	$(44.6)

10. Other Non-current Assets

At May 31, 2020 and 2019, other non-current assets consisted of the following:

	May 31,
	2020	2019
Contract assets	$22.4	$17.0
Investments in joint ventures	17.8	12.3
Cash surrender value of life insurance	15.6	15.6
Assets under deferred compensation plan	13.1	10.4
License fees	4.1	7.2
Other	8.5	15.0
	$81.5	$77.5

Investments in Joint Ventures

During fiscal 2018, we sold interests in two aircraft joint ventures, which were accounted for under the equity method of accounting.  We received cash proceeds of $7.3 million and recognized a gain on the sale of $0.4 million.

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures.  During fiscal 2020, 2019, and 2018, we were paid $1.6 million, $0.4 million, and $0.4 million, respectively, for such services.

Our investments in joint ventures include $12.6 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility.  Facility construction is expected to be completed in fiscal 2021.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

10. Other Non-current Assets (Continued)

The investment balance as of May 31, 2020 includes $8.2 million related to the guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt.  The Indian joint venture is accounted for using the equity method.  In addition, each of the partners in the Indian joint venture have a loan to the joint venture proportionate to its equity ownership.  Our loan to the Indian joint venture under this arrangement was $3.0 million as of May 31, 2020.

In the fourth quarter of fiscal 2020, we decided to exit our joint venture which operates a landing gear wheel and brake repair and overhaul facility in Malaysia.  In conjunction with the decision to exit the joint venture, we recognized an impairment charge of $1.9 million reflecting the anticipated net proceeds from our investment.  The impairment charge is reported in Earnings (Loss) from joint ventures on the Consolidated Statement of Income.

License Fees

In June 2011, we entered into a ten-year agreement with Unison Industries (“Unison”) to be the exclusive worldwide aftermarket distributor for Unison’s electrical components, sensors, switches and other systems for aircraft and industrial uses.  In June 2020, we entered into an extension and expansion of our agreement with Unison including a new termination date of December 31, 2031, an initial $25.0 million license fee paid in June 2020 to Unison, and annual license fees at a fixed percentage of our net sales of Unison products.  The June 2020 payment of $25.0 million was capitalized and will be amortized on a straight-line basis over the term of the new agreement.

11. Leases

We lease facilities, offices, vehicles, and equipment.  We determine at inception whether an arrangement that provides us control over the use of an asset is a lease.  ROU assets and lease liabilities are recognized on the Consolidated Balance Sheet at lease commencement date based on the present value of the future minimum lease payments over the lease term.  Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors.  We estimate our incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

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

The summary of our operating lease cost is as follows:

Fiscal Year Ended
May 31, 2020
Operating lease cost	$18.4
Short-term lease cost	5.3
Variable lease cost	7.4
$31.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

11. Leases (Continued)

Rental expense for facilities and equipment during fiscal years 2019 and 2018 was $25.9 million and $23.5 million, respectively.

As a result of the COVID-19 pandemic, we entered into deferral agreements with our various landlords in the fourth quarter of fiscal 2020.  Under these agreements, certain rent payments will be deferred or modified without penalty for various periods, generally for a minimum of three months.  We have elected to account for lease concessions and deferrals resulting directly from COVID-19 as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications.  As of May 31, 2020, our total rent payments deferred under these arrangements was $0.6 million.

With the exception of a land lease for one of our airframe maintenance facilities that expires in 2108, our operating leases expire at various dates through 2034.  Maturities of our operating lease payments as of May 31, 2020 are as follows:

2021	$16.5
2022	14.5
2023	12.7
2024	10.7
2025	8.3
Thereafter	36.5
Total undiscounted payments	99.2
Less: Imputed interest	(14.6)
Present value of minimum lease payments	84.6
Less: Operating lease liabilities – current	(13.7)
Operating lease liabilities – non-current	$70.9

The current portion of operating lease liabilities are presented within Accrued liabilities on our Consolidated Balance Sheet.

As of May 31, 2020, the weighted average remaining lease term and discount rate for our operating leases were approximately 7.9 years and 3.5%, respectively.

Supplemental cash flow information related to leases for the year ended May 31, 2020 was as follows:

Fiscal Year Ended
May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$16.5
Operating lease liabilities arising from obtaining ROU assets	13.0

12. Commitments and Contingencies

We enter into purchase obligations, which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $344.8 million in 2021, $15.8 million in 2022, $5.4 million in 2023, $0.1 in 2024 and $0.1 million in 2025.

We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2020 was approximately $31.5 million which includes $12.4 million related to a guarantee of 40% of the outstanding debt of our Indian joint venture. We have recognized a current liability of $8.2 million based on the fair value of our guarantee obligation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

12. Commitments and Contingencies (Continued)

We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

Government Actions to Mitigate COVID-19’s Impact

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic.  The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas.  The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022.  During the fourth quarter of fiscal 2020, we deferred $2.5 million of payroll taxes which are included in Other liabilities on our Consolidated Balance Sheet.

Certain subsidiaries of the Company expect to receive $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act.  These funds will be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of those subsidiaries. Of the $57.2 million total amount expected to be received, approximately $48.5 million will be a direct grant and approximately $8.7 million will be in the form of a low interest 10-year senior unsecured promissory note.  We expect that certain corporate restrictions will apply to us and those subsidiaries for approximately the next two years including restrictions on dividends, stock repurchases, employee compensation, and certain workforce actions.

Other countries have enacted similar legislation to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees.  During the fourth quarter of fiscal 2020, our foreign subsidiaries recognized employment subsidies of $2.8 million from foreign governments which have been deducted from the related expenses on our Consolidated Statement of Income.

13.  Acquisition

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

14. Business Segment Information (Continued)

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

Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2020	2019	2018
Net sales:
Aviation Services	$1,964.2	$1,920.6	$1,635.8
Expeditionary Services	107.8	131.2	112.5
	$2,072.0	$2,051.8	$1,748.3

	For the Year Ended May 31,
	2020	2019	2018
Gross profit:
Aviation Services	$267.3	$313.6	$274.8
Expeditionary Services	1.9	16.2	19.3
	$269.2	$329.8	$294.1

	May 31,
	2020	2019
Total assets:
Aviation Services	$1,502.5	$1,346.8
Expeditionary Services	103.6	94.7
Corporate and discontinued operations	472.9	75.7
	$2,079.0	$1,517.2

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

	For the Year Ended May 31,
	2020	2019	2018
Capital expenditures:
Aviation Services	$16.9	$15.1	$18.9
Expeditionary Services	5.4	1.4	1.8
Corporate	1.3	0.9	1.3
Total continuing operations	23.6	17.4	22.0
Discontinued operations	—	0.5	5.0
	$23.6	$17.9	$27.0

	For the Year Ended May 31,
	2020	2019	2018
Depreciation and amortization:[1]
Aviation Services	$39.2	$37.5	$34.6
Expeditionary Services	3.7	4.1	4.6
Corporate	8.1	14.7	16.6
Total continuing operations	51.0	56.3	55.8
Discontinued operations	—	—	7.3
	$51.0	$56.3	$63.1
1	Includes amortization of stock-based compensation.

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes.

	For the Year Ended May 31,
	2020	2019	2018
Segment gross profit	$269.2	$329.8	$294.1
Provision for doubtful accounts	(5.4)	(15.8)	(0.5)
Selling, general and administrative	(220.6)	(215.4)	(208.1)
Earnings (Loss) from joint ventures	(1.9)	(0.3)	0.5
Other expenses	(2.1)	(0.8)	(0.9)
Interest expense	(9.3)	(9.5)	(8.0)
Interest income	0.5	1.0	0.1
Income from continuing operations before provision for income taxes	$30.4	$89.0	$77.2

The U.S. Department of Defense, U.S. Department of State, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years.  Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2020	2019	2018
Aviation Services	$588.7	$455.9	$241.3
Expeditionary Services	79.5	90.3	63.0
	$668.2	$546.2	$304.3
Percentage of total sales	32.2%	26.6%	17.4%

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

Sales across the major customer markets for each of our operating segments for the fiscal years ended May 31, 2020, 2019 and 2018 were as follows:

	For the Year Ended May 31,
	2020	2019	2018
Aviation Services:
Commercial	$1,268.9	$1,342.3	$1,281.9
Government and defense	695.3	578.3	353.9
	$1,964.2	$1,920.6	$1,635.8

Expeditionary Services:
Commercial	$24.3	$31.6	$37.5
Government and defense	83.5	99.6	75.0
	$107.8	$131.2	$112.5

Sales by type of product/service was as follows:

	For the Year Ended May 31,
	2020	2019	2018
Aviation supply chain	$1,434.3	$1,395.2	$1,082.9
Maintenance, repair and overhaul services	529.9	525.4	552.9
Mobility products	107.8	131.2	112.5
	$2,072.0	$2,051.8	$1,748.3

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

Geographic Data

Sales by geographic region for the fiscal years ended May 31, 2020, 2019 and 2018 were as follows:

	For the Year Ended May 31,
	2020	2019	2018
Aviation Services:
North America	$1,505.6	$1,426.8	$1,131.4
Europe/Africa	330.8	323.4	325.9
Other	127.8	170.4	178.5
	$1,964.2	$1,920.6	$1,635.8

Expeditionary Services:
North America	$98.4	$124.1	$105.3
Europe/Africa	9.0	5.8	6.9
Other	0.4	1.3	0.3
	$107.8	$131.2	$112.5

	May 31,
	2020	2019
Long-lived assets:
United States	$423.9	$345.4
Europe	102.1	108.7
Other	114.3	110.6
	$640.3	$564.7

Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries) were approximately $591.8 million (28.6% of total sales), $661.8 million (32.3% of total sales) and $694.0 million (39.7% of total sales) in fiscal 2020, 2019 and 2018, respectively.

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

16. Sale of Composites Business

On June 23, 2020, we entered into an asset purchase agreement (the “Composites Sale Agreement”) for the sale of our aerostructures and aerospace products operations located in Clearwater, Florida and Sacramento, California (the “Composites”).  The sale of Composites is consistent with our multi-year strategy to focus our portfolio on our core services offerings and the transaction will allow the Company to further prioritize its efforts in its principal businesses. The transaction is expected to close in the third quarter of calendar year 2020 and is subject to the satisfaction of customary closing conditions.

In connection with the entry into the Composites Sale Agreement, we anticipate recognizing an impairment charge of approximately $20 million in the first quarter of fiscal 2021. The impairment charge reduces the net assets of Composites to the estimated net proceeds we expect to receive, which is comprised of both cash received at closing of the transaction and the fair value of contingent consideration related to achievement of sales targets for Composites over the next three years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions, except per share amounts)

17. Selected Quarterly Data (Unaudited)

The unaudited selected quarterly data for fiscal years ended May 31, 2020 and 2019 is as follows:

	First	Second	Third	Fourth	Full
Fiscal 2020	Quarter	Quarter	Quarter	Quarter	Year
Sales	$541.5	$560.9	$553.1	$416.5	$2,072.0
Operating income (loss) (1)	22.8	28.1	5.3	(14.9)	41.3
Income (Loss) from continuing operations	17.1	20.1	2.6	(15.0)	24.8
Loss from discontinued operations(2)	(12.7)	(5.9)	(0.3)	(1.5)	(20.4)
Net income (loss)	4.4	14.2	2.3	(16.5)	4.4
Earnings (Loss) per share - basic : (3)
Continuing operations	0.49	0.58	0.08	(0.43)	0.71
Discontinued operations	(0.37)	(0.17)	(0.01)	(0.04)	(0.59)
Earnings (Loss) per share - basic	0.12	0.41	0.07	(0.47)	0.12
Earnings (Loss) per share - diluted : (3)
Continuing operations	0.49	0.57	0.07	(0.43)	0.71
Discontinued operations	(0.36)	(0.17)	(0.01)	(0.04)	(0.58)
Earnings (Loss) per share - diluted	0.13	0.40	0.06	(0.47)	0.13

	First	Second	Third	Fourth	Full
Fiscal 2019	Quarter	Quarter	Quarter	Quarter	Year
Sales	$466.3	$493.3	$529.5	$562.7	$2,051.8
Operating income	22.4	16.8	29.8	29.3	98.3
Income from continuing operations	18.9	11.2	27.4	26.6	84.1
Loss from discontinued operations (2)	(3.8)	(4.2)	(64.8)	(3.8)	(76.6)
Net income	15.1	7.0	(37.4)	22.8	7.5
Earnings (Loss) per share - basic : (3)
Continuing operations	0.54	0.32	0.79	0.77	2.42
Discontinued operations	(0.11)	(0.12)	(1.87)	(0.11)	(2.22)
Earnings (Loss) per share - basic	0.43	0.20	(1.08)	0.66	0.20
Earnings (Loss) per share - diluted : (3)
Continuing operations	0.54	0.32	0.78	0.76	2.40
Discontinued operations	(0.11)	(0.12)	(1.86)	(0.11)	(2.19)
Earnings (Loss) per share - diluted	0.43	0.20	(1.08)	0.65	0.21
(1)	We recognized charges of $24.7 million and $6.6 million during the third and fourth quarters of fiscal 2020, respectively, related to the termination and restructuring of commercial PBH contracts.

In fiscal 2020, we recognized impairment charges of $11.0 million related to the exit of certain product lines across our operations. We also recognized costs of $4.9 million related to the closure of two facilities and $5.0 million for workforce actions including severance and furlough costs in fiscal 2020.

(2)	We recognized an impairment charge in discontinued operations of $74.1 million during the third quarter of fiscal 2019 related to our COCO business reflecting the expected net proceeds to be received upon the completion of the sale of our DoD contracts and related assets. We recognized an impairment charge of $11.8 million in the first quarter of fiscal 2020 related to the sale of the remaining COCO operating contract.
(3)	The earnings-per-share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings-per-share amounts does not necessarily equal the earnings per share for the year.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of May 31, 2020.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2020, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

Management Report on Internal Control Over Financial Reporting

Management of AAR CORP. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Act.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems which are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 31, 2020 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in Part II, Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, during the fourth quarter of fiscal 2019 we identified material weaknesses in internal control related to (a) our controls over the existence of inventories included in our inventory cycle counting, (b) information technology general controls (“ITGCs”), and (c) controls over vendor payment information.

During fiscal 2020, management implemented our previously disclosed remediation plan.  During the fourth quarter of 2020, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective.  As a result we have concluded the material weaknesses have been remediated as of May 31, 2020.  Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2020.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting.  That report appears below.

Changes in Internal Control Over Financial Reporting

Effective June 1, 2019, we adopted ASC 842, which amended the existing accounting standards for lease accounting.  We have implemented certain changes to our internal controls over financial reporting to support the reporting and disclosure requirements of the new lease standard.  Other than changes related to our material weakness remediation efforts and the new accounting processes, systems, and controls for lease accounting, there were no other changes in our internal control over financial reporting during fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AAR CORP.:

Opinion on Internal Control Over Financial Reporting

We have audited AAR CORP.’s and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated July 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Chicago, Illinois
July 21, 2020

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption “Information about Our Director Nominees and Our Continuing Directors” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

The information required by this item regarding the Executive Officers of the Company appears under the caption “Supplemental Item:  Executive Officers of the Registrant” following Part I, Item 4 above.

The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an “audit committee financial expert” is incorporated by reference to the information contained under the caption “the Board’s Role and Responsibilities – Role and Responsibilities of the Board Committees” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

The information required by this item regarding our Code of Business Ethics and Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption “Board Practices and Policies – Code of Business Ethics and Conduct” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.  The information regarding these procedures is incorporated by reference to the information contained under the caption “Our Strategy – Director Nominations and Qualifications” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions ‘‘Executive Compensation” and ‘‘Director Compensation” of our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption “Stock Ownership Information” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information contained under the captions “Our Strategy – Director Independence” and “Board Practices and Policies – Related Person Transaction Policy” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

(a) (3) Exhibits

Management contracts and compensatory arrangements have been marked with an asterisk (*) on the Exhibit Index which is contained below:

	Index		Exhibits

3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004)

		3.2	By-Laws, as amended July 9, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 13, 2018)

		3.3	Certificate of Designations for AAR CORP.’s Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 30, 2020)

4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).

		4.2	By-Laws, as amended and restated through July 9, 2008 (See Exhibit 3.2).

		4.3	Description of Capital Stock (filed herewith)

4.4

Rights Agreement, dated as of March 30, 2020, by and between AAR CORP. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 30, 2020)

		4.5	Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank

Index		Exhibits

National Association, as Trustee dated as of December 1, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010)

4.6

Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010)

4.7

Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto, as amended on September 25, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 27, 2019)

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.

	Index		Exhibits

10.	Material Contracts	10.1*

Amended and Restated AAR CORP. Stock Benefit Plan effective October 1, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001), as amended June 27, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003), as amended May 5, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005), as amended July 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006), as amended June 23, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007), as amended January 23, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007), as amended January 27, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008), and as amend July 11, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011)

10.2*

AAR CORP. Directors’ Retirement Plan, dated April 14, 1992 (incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992), amended May 26, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000) and April 10, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001)

		10.3*	AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective July 13, 2020 (filed herewith)

10.4*

AAR CORP. Nonemployee Directors’ Deferred Compensation Plan, as Amended and Restated effective July 10, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2019)

		10.5	Indenture dated October 3, 2003 between AAR Distribution, Inc. and iStar Garden City LLC (incorporated by reference to Exhibit 10.16 to the

Index		Exhibits

Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003)

10.6

Lease Agreement dated October 3, 2003 between AAR Allen Services, Inc., as tenant and iStar Garden City LLC, as Landlord, and related Guaranty dated October 3, 2003 from Registrant to iStar Garden City LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003)

10.7

Lease Agreement by and between Indianapolis Airport Authority and AAR Aircraft Services, Inc. dated as of December 19, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015)

	10.8*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012)

	10.9*	Form of Fiscal 2021 Director Restricted Stock Agreement (filed herewith)

	10.10*	Form of Split Dollar Insurance Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006)

	10.11*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008)

	10.12*	Form of Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012)

	10.13*	Section 162(m) Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015)

10.14*

AAR CORP. 2013 Stock Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015) and as amended July 11, 2016 (incorporated by reference to Exhibit 10 to the

Index		Exhibits

Registrant’s Current Report on Form 8-K dated October 11, 2016)

	10.15*	Form of Severance and Change in Control Agreement (filed herewith)

10.16

Credit Agreement among AAR CORP., as parent guarantor, AAR Canada Holdings ULC, as borrower, and Canadian Imperial Bank of Commerce, as lender, dated as of October 18, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2017)

10.17

Purchase Agreement dated February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2018)

10.18

First Amendment to Purchase Agreement dated as of May 22, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

	10.19*	Retirement Agreement dated May 24, 2018 between AAR CORP. and David P. Storch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

10.20*

Post-Retirement Agreement dated May 24, 2018 between AAR CORP. and David P. Storch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 25, 2018), as amended May 31, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2019) and July 11, 2019 (incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019).

10.21*

Amended and Restated Employment Agreement dated as of May 24, 2018 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

	10.22*	Form of AAR CORP. Fiscal 2020 Short-Term Incentive Plan (incorporated by reference to Exhibit

	Index		Exhibits

			10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2019)

		10.23*

Form of AAR CORP. Fiscal 2020 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2019)

		10.24*	Form of AAR CORP. Fiscal 2020 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2019)

		10.25*

Form of AAR CORP. Fiscal 2020 Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2019)

		10.26*	Retirement Agreement and Supplemental Release between AAR CORP. and Robert J. Regan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 11, 2019)

21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith)

23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.		31.1	Section 302 Certification dated July 21, 2020 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith)

		31.2	Section 302 Certification dated July 21, 2020 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith)

32.		32.1	Section 906 Certification dated July 21, 2020 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith)

		32.2	Section 906 Certification dated July 21, 2020 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith)

	Index		Exhibits

101.		101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2020 and 2019, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2020, 2019, and 2018 , (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2020, 2019, and 2018, (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2020 and (vi) Notes to Consolidated Financial Statements.**

**   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AAR CORP.
(Registrant)

Date: July 21, 2020	BY:	/s/ JOHN M. HOLMES
John M. Holmes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. HOLMES	President and Chief Executive Officer;
John M. Holmes	Director (Principal Executive Officer)

/s/ SEAN M. GILLEN	Vice President and Chief Financial Officer
Sean M. Gillen	(Principal Financial Officer)

/s/ ERIC S. PACHAPA	Vice President, Controller and Chief Accounting
Eric S. Pachapa	Officer (Principal Accounting Officer)

/s/ DAVID P. STORCH	Chairman of the Board; Director
David P. Storch

/s/ ANTHONY K. ANDERSON	Director
Anthony K. Anderson

/s/ MICHAEL R. BOYCE	Director
Michael R. Boyce

/s/ H. JOHN GILBERTSON, JR.	Director
H. John Gilbertson, Jr.
July 21, 2020
/s/ JAMES E. GOODWIN	Director
James E. Goodwin

/s/ ROBERT F. LEDUC	Director
Robert F. Leduc

/s/ PATRICK J. KELLY	Director
Patrick J. Kelly

/s/ DUNCAN J. MCNABB	Director
Duncan J. McNabb

/s/ PETER PACE	Director
Peter Pace

/s/ JENNIFER L. VOGEL	Director

Signature	Title	Date
Jennifer L. Vogel

/s/ MARC J. WALFISH	Director
Marc J. Walfish

/s/ RONALD B. WOODARD	Director
Ronald B. Woodard