Form 10-Q
period 2020-08-31
AAR CORP
filed 2020-09-24
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2020

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

As of August 31, 2020 there were 35,300,821 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2020

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2020 and May 31, 2020

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2020	2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$107.7	$404.7
Restricted cash	6.4	20.0
Accounts receivable, less allowances of $20.9 and $22.1, respectively	166.7	171.9
Contract assets	45.2	49.3
Inventories	597.7	623.1
Rotable assets and equipment on or available for short-term lease	66.9	69.6
Assets of discontinued operations	22.0	22.9
Other current assets	61.6	77.2
Total current assets	1,074.2	1,438.7

Property, plant and equipment, net of accumulated depreciation of $243.7 and $246.5 respectively	127.0	135.7

Other assets:
Goodwill and intangible assets, net	123.1	121.7
Operating lease right-of-use assets, net	85.8	89.7
Rotable assets supporting long-term programs	201.9	211.7
Other non-current assets	101.8	81.5
	512.6	504.6
	$1,713.8	$2,079.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2020 and May 31, 2020

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2020	2020
	(Unaudited)
Current liabilities:
Accounts payable	$179.8	$191.6
Accrued liabilities	145.0	161.6
Payroll Support Program deferred credit	40.8	––
Liabilities of discontinued operations	28.7	29.9
Total current liabilities	394.3	383.1

Long-term debt	255.1	600.0
Operating lease liabilities	68.0	70.9
Deferred revenue on long-term programs	70.2	88.0
Other liabilities	35.6	34.4
	428.9	793.3

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	473.1	478.6
Retained earnings	691.4	706.0
Treasury stock, 9,999,965 and 10,203,437 shares at cost, respectively	(276.1)	(282.7)
Accumulated other comprehensive loss	(43.1)	(44.6)
Total equity	890.6	902.6
	$1,713.8	$2,079.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended August 31, 2020 and 2019

(Unaudited)

(In millions, except share data)

	Three Months Ended
	August 31,
	2020	2019
Sales:
Sales from products	$236.3	$275.1
Sales from services	164.5	266.4
	400.8	541.5
Cost and operating expenses:
Cost of products	204.5	220.1
Cost of services	147.7	239.8
Provision for doubtful accounts	—	0.7
Selling, general and administrative	45.3	58.1
	397.5	518.7
Loss from joint ventures	(0.1)	—
Operating income	3.2	22.8
Loss on sale of business	(19.5)	—
Other income (expense), net	0.2	(0.2)
Interest expense	(1.7)	(2.2)
Interest income	0.1	0.1
Income (Loss) from continuing operations before provision for income taxes	(17.7)	20.5
Provision for income taxes (benefit)	(3.8)	3.4
Income (Loss) from continuing operations	(13.9)	17.1
Loss from discontinued operations, net of tax	(0.6)	(12.7)
Net income (loss)	$(14.5)	$4.4

Earnings (Loss) per share - basic:
Earnings (Loss) from continuing operations	$(0.40)	$0.49
Loss from discontinued operations	(0.02)	(0.37)
Earnings (Loss) per share – basic	$(0.42)	$0.12

Earnings (Loss) per share - diluted:
Earnings (Loss) from continuing operations	$(0.40)	$0.49
Loss from discontinued operations	(0.02)	(0.36)
Earnings (Loss) per share – diluted	$(0.42)	$0.13

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended August 31, 2020 and 2019

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2020	2019
Net income (loss)	$(14.5)	$4.4
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments	1.2	(0.1)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0.1	0.3	0.2
Other comprehensive income (loss), net of tax	1.5	0.1
Comprehensive income (loss)	$(13.0)	$4.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2020 and 2019

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2020	2019
Cash flows provided from (used in) operating activities:
Net income (loss)	$(14.5)	$4.4
Less: Loss from discontinued operations	0.6	12.7
Income (Loss) from continuing operations	(13.9)	17.1
Adjustments to reconcile income (loss) from continuing operations to net cash provided from (used in) operating activities:
Depreciation and intangible amortization	9.0	10.8
Stock-based compensation	2.7	4.3
Provision for doubtful accounts	—	0.7
Deferred tax provision	1.4	1.4
Loss from joint ventures	0.1	—
Loss on sale of business	19.5	—
Customer contract termination costs	2.2	—
Impairment charges	5.8	—
Changes in certain assets and liabilities:
Accounts receivable	2.7	(0.6)
Contract assets	(0.1)	(2.7)
Inventories	18.8	(30.0)
Rotable assets supporting long-term programs	1.0	(13.8)
Accounts payable	(9.9)	24.8
Accrued and other liabilities	(15.2)	(19.8)
Payroll Support Program deferred credit	40.8	—
Deferred revenue on long-term programs	(17.9)	(16.2)
Other	(7.2)	(6.1)
Net cash provided from (used in) operating activities – continuing operations	39.8	(30.1)
Net cash used in operating activities – discontinued operations	(0.9)	(2.3)
Net cash provided from (used in) operating activities	38.9	(32.4)
Cash flows used in investing activities:
Property, plant and equipment expenditures	(3.3)	(4.5)
Other	1.6	1.0
Net cash used in investing activities – continuing operations	(1.7)	(3.5)
Net cash used in investing activities – discontinued operations	—	—
Net cash used in investing activities	(1.7)	(3.5)
Cash flows provided from (used in) financing activities:
Short-term borrowings, net	(355.0)	60.0
Proceeds from Payroll Support Program note	8.7	—
Cash dividends	(0.1)	(2.9)
Stock compensation activity	(1.5)	(4.3)
Net cash provided from (used in) financing activities – continuing operations	(347.9)	52.8
Net cash used in financing activities – discontinued operations	—	—
Net cash provided from (used in) financing activities	(347.9)	52.8
Effect of exchange rate changes on cash	0.1	—
Increase (Decrease) in cash and cash equivalents	(310.6)	16.9
Cash, cash equivalents, and restricted cash at beginning of period	424.7	41.1
Cash, cash equivalents, and restricted cash at end of period	$114.1	$58.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2020 and 2019

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2020	$45.3	$478.6	$706.0	$(282.7)	$(44.6)	$902.6
Net loss	—	—	(14.5)	—	—	(14.5)
Cash dividends	—	—	(0.1)	—	—	(0.1)
Stock option activity	—	0.5	—	0.5	—	1.0
Restricted stock activity	—	(6.0)	—	6.1	—	0.1
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance, August 31, 2020	$45.3	$473.1	$691.4	$(276.1)	$(43.1)	$890.6

Balance, May 31, 2019	$45.3	$479.4	$709.8	$(287.7)	$(40.9)	$905.9
Cumulative effect adjustment upon adoption of ASC 842 on June 1, 2019	—	—	2.5	—	—	2.5
Net income	—	—	4.4	—	—	4.4
Cash dividends	—	—	(2.9)	—	—	(2.9)
Stock option activity	—	0.9	—	1.8	—	2.7
Restricted stock activity	—	(4.3)	—	1.1	—	(3.2)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance, August 31, 2019	$45.3	$476.0	$713.8	$(284.8)	$(40.8)	$909.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of May 31, 2020 has been derived from audited financial statements. To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of August 31, 2020, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended August 31, 2020 and 2019, the Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2020 and 2019, and the Condensed Consolidated Statement of Changes in Equity for the three-month periods ended August 31, 2020 and 2019. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Our adoption of this ASU on June 1, 2020 did not have a material impact on our Condensed Consolidated Financial Statements.

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

In the fourth quarter of fiscal 2020, we completed the sale of the last operating contract of the COCO business shortly after government approval. Our continuing involvement in the COCO business is limited to the lease of certain aircraft which is an obligation of the acquirer of this contract. The assets and liabilities of our discontinued operations are primarily comprised of right-of-use assets and lease-related liabilities.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Note 3 – Sale of Composites Business

On August 31, 2020, we completed the sale of our aerostructures and aerospace products operations located in Clearwater, Florida and Sacramento, California (“Composites”). The Composites business was formerly included in our Expeditionary Services segment. The sale of Composites is consistent with our multi-year strategy to focus our portfolio on our core services offerings and the transaction will allow us to further prioritize our efforts in our principal businesses.

We recognized a loss on the sale of the Composites business of $19.5 million which included consideration of $2.3 million. Consideration from the sale is subject to a post-closing working capital adjustment and includes contingent consideration of up to $6.5 million based on the achievement of sales targets over the next three years. Consideration included in the loss on sale was $2.3 million which was comprised of net cash received of $1.0 million and the fair value of the earn-out consideration of $1.3 million.

Note 4 – Revenue Recognition

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

For our performance obligations that are satisfied over time, we measure progress in a manner that depicts the performance of transferring control to the customer. As such, we utilize the input method of cost-to-cost to recognize revenue over time as this depicts when control of the promised goods or services is transferred to the customer. Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation. We are required to make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the arrangement. Key assumptions involved include future labor costs and efficiencies, overhead costs, and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results. For contracts that are

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

deemed to be loss contracts, we establish forward loss reserves for total estimated costs that are in excess of total estimated consideration in the period in which they become known.

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

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. These changes are primarily adjustments to the estimated profitability for our long-term programs where we provide component inventory management and/or repair services. For the three-month period ended August 31, 2020, we recognized favorable cumulative catch-up adjustments of $0.3 million. In the first quarter of fiscal 2020, we did not have any favorable or unfavorable cumulative catch-up adjustments.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

We have elected to use certain practical expedients permitted under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Condensed Consolidated Statement of Operations, and are not considered a performance obligation to our customers. Our reported sales on our Condensed Consolidated Statement of Operations are net of any sales or related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

Net contract assets and liabilities are as follows:

	August 31,	May 31,
	2020	2020	Change
Contract assets – current	$45.2	$49.3	$(4.1)
Contract assets – non-current	21.5	22.4	(0.9)
Contract liabilities:
Deferred revenue – current	(15.2)	(11.2)	(4.0)
Deferred revenue on long-term contracts	(70.2)	(88.0)	17.8
Net contract liabilities	$(18.7)	$(27.5)	$8.8

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Contract assets – non-current is reported within Other non-current assets, and Contract liabilities – current is reported within Accrued liabilities on our Condensed Consolidated Balance Sheet.  Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

During the first quarter of fiscal 2021, we terminated a commercial power-by-the-hour ("PBH") customer contract which resulted in a charge of $2.2 million. During fiscal 2020, we established forward loss reserves for a certain PBH contract where total estimated costs are in excess of the total estimated consideration over the remainder of the contract. As of August 31, 2020, our Condensed Consolidated Balance Sheet included remaining forward loss reserves of $3.5 million with $1.6 million classified as current in Accrued liabilities and $1.9 million classified as long-term in Other liabilities.

Changes in our deferred revenue were as follows for the three-month periods ended August 31, 2020 and 2019:

	Three Months Ended
	August 31,
	2020	2019
Deferred revenue at beginning of period	$(99.2)	$(96.4)
Revenue deferred	(72.2)	(86.6)
Revenue recognized	88.5	101.0
Other	(2.5)	(4.3)
Deferred revenue at end of period	$(85.4)	$(86.3)

Remaining Performance Obligations

As of August 31, 2020, we had approximately $1.0 billion of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts. We expect that approximately 60% of this backlog will be recognized as revenue over the next 12 months with the majority of the remainder recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management and /or repair services.

Disaggregation of Revenue

Sales across the major customer markets for each of our reportable segments for the three-month periods ended August 31, 2020 and 2019 were as follows:

	Three Months Ended
	August 31,
	2020	2019
Aviation Services
Commercial	$169.6	$330.5
Government and defense	194.0	181.3
	$363.6	$511.8
Expeditionary Services
Commercial	$5.7	$5.7
Government and defense	31.5	24.0
	$37.2	$29.7

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Sales by geographic region for the three- month periods ended August 31, 2020 and 2019 were as follows:

	Three Months Ended
	August 31,
	2020	2019
Aviation Services
North America	$294.8	$390.4
Europe/Africa	51.0	88.2
Other	17.8	33.2
	$363.6	$511.8
Expeditionary Services
North America	$34.9	$28.2
Europe/Africa	2.2	1.4
Other	0.1	0.1
	$37.2	$29.7

Note 5 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	August 31,	May 31,
	2020	2020
U.S. Government contracts:
Trade receivables	$36.1	$33.9
Unbilled receivables	33.4	27.4
	69.5	61.3
All other customers:
Trade receivables	77.7	81.7
Unbilled receivables	19.5	28.9
	97.2	110.6
	$166.7	$171.9

We currently have past due accounts receivable owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia, Peru, and Poland. Our past due accounts receivable owed by these customers was $10.5 million as of August 31, 2020 which was net of allowance for doubtful accounts of $10.4 million.

Note 6 – Restructuring and Impairment Costs

During the three-month period ended August 31, 2020, we incurred severance and furlough-related costs of $6.0 million which were included as a component of Cost of sales and Selling, general and administrative on our Condensed Consolidated Statements of Operations. Our liability for severance costs, inclusive of charges in prior periods which have not yet been paid, was $7.3 million as of August 31, 2020 and is included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

In accordance with ASC 360, Property, Plant and Equipment, we are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. We utilize certain assumptions to estimate future undiscounted cash flows, including demand for our services, future market conditions and trends, business development pipeline of opportunities, current and future lease rates, lease terms, and residual

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

values. In light of recent declines in commercial airline volumes and commercial program contract terminations, we evaluated future cash flows related to certain rotable assets supporting long-term programs and recognized asset impairment charges of $5.8 million in the three-month period ended August 31, 2020.

Note 7 – Accounting for Stock-Based Compensation

Restricted Stock

In the three-month period ended August 31, 2020, as part of our annual long-term stock incentive compensation, we granted 141,615 shares of time-based restricted stock to eligible employees. The grant date fair value per share for these shares was $18.94 (the closing price on the grant date). We also granted 71,025 shares of time-based restricted stock to members of the Board of Directors with an average grant date fair value per share of $20.00.

Expense charged to operations for restricted stock during the three-month periods ended August, 2020 and 2019 was $1.9 million and $3.1 million, respectively.

Stock Options

In July 2020, as part of our annual long-term stock incentive compensation, we issued 927,300 stock options to eligible employees at an exercise price of $18.94. The grant date has not yet been established as the stock option awards are subject to shareholder approval of an increase in available shares under the AAR CORP. 2013 Stock Plan. Shareholder vote on this amendment to the AAR CORP. 2013 Stock Plan will occur at the 2020 Annual Meeting of Stockholders to be held October 7, 2020.

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2020 and 2019 was $0.1 million and $1.1 million, respectively. Expense charged to operations for stock options during the three-month periods ended August 31, 2020 and 2019 was $0.8 million and $1.2 million, respectively.

Note 8 – Inventories

The summary of inventories is as follows:

	August 31,	May 31,
	2020	2020
Aircraft and engine parts, components and finished goods	$536.8	$556.6
Raw materials and parts	40.1	45.9
Work-in-process	20.8	20.6
	$597.7	$623.1

Note 9 – Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2020	2019
Interest paid	$1.6	$1.9
Income taxes paid	0.7	2.4
Income tax refunds received	0.1	—

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 – Sale of Receivables

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

During the three-month periods ended August 31, 2020 and 2019, we sold $129.0 million and $199.0 million, respectively, of receivables under the Purchase Agreement and remitted $147.6 million and $199.0 million, respectively, to the Purchaser on their behalf. As of August 31, 2020 and May 31, 2020, we had collected cash of $6.4 million and $20.0 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Operations. We incurred discounts on the sale of our receivables of $0.1 million and $0.6 million during the three-month periods ended August 31, 2020 and 2019, respectively.

Note 11 – Government Subsidies

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. As of August 31, 2020, we deferred $7.4 million of payroll taxes which are included in Other liabilities on our Condensed Consolidated Balance Sheet.

During the three-month period ended August 31, 2020, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. This funding included a $48.5 million cash grant which is to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain maintenance, repair, and overhaul (“ MRO”) facilities. The grant is being recognized as contra-expense on our Condensed Consolidated Statement of Operations as the eligible wages, salaries and benefits are incurred. During the three-month period ended August 31, 2020, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $7.5 million and $0.2 million, respectively.

The remaining funding of $8.7 million is a low interest 10-year senior unsecured promissory note (“Promissory Note”) which bears interest at a rate per annum equal to the sum of (i) 1.0% for the first five years, and the applicable secured overnight financing rate plus 2.0% in years six through ten plus (ii) in kind interest of 3.0% for the first five years and increasing by 1.0% each year over the remaining term. The Promissory Note is pre-payable at par at any time. Certain corporate restrictions apply to us for approximately the next two years which include restrictions on dividends, stock repurchases, employee compensation, and certain workforce actions.

Other countries have enacted similar legislation to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees. During the three-month period ended August 31, 2020, our foreign

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

subsidiaries recognized employment subsidies of $3.3 million from foreign governments which have been deducted from the related expenses on our Condensed Consolidated Statement of Operations.

Note 12 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2020	2020
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$224.5	$579.5
Term loan due November 1, 2021 with interest payable monthly	23.8	22.5
Payroll Support Program Promissory Note	8.7	—
Total debt	257.0	602.0
Debt issuance costs, net	(1.9)	(2.0)
Long-term debt	$255.1	$600.0

At August 31, 2020, our debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

We maintain a Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders, which provides the Company an aggregate revolving credit commitment of $600 million and matures September 25, 2024. Under certain circumstances, we have the ability to request, but our lenders are not required to grant, an increase to the revolving credit commitment by an aggregate amount of up to $300 million, not to exceed $900 million in total. Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 87.5 to 175 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 75 basis points based on certain financial measurements if a Base Rate loan.

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At August 31, 2020, we were in compliance with the financial and other covenants in our financing agreements.

Note 13 – Other Non-current Assets

Investments in Joint Ventures

Our investments in joint ventures include $9.9 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility.  Facility construction is expected to be completed in fiscal 2021.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

The investment balance as of August 31, 2020 includes $8.5 million related to the guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt.  The Indian joint venture is accounted for using the equity method.  In addition, each of the partners in the Indian joint venture has a loan to the joint venture proportionate to its equity ownership.  Our loan to the Indian joint venture under this arrangement was $3.0 million as of August 31, 2020.

License Fees

In June 2011, we entered into a ten-year agreement with Unison Industries (“Unison”) to be the exclusive worldwide aftermarket distributor for Unison’s electrical components, sensors, switches and other systems for aircraft and industrial uses.  In June 2020, we entered into an extension and expansion of our agreement with Unison including a new termination date of December 31, 2031, an initial $25.0 million license fee paid in June 2020 to Unison, and annual license fees at a fixed percentage of our net sales of Unison products.  The June 2020 payment of $25.0 million was capitalized and is being amortized on a straight-line basis over the term of the new agreement.

Note 14 – Earnings per Share

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

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three- month periods ended August 31, 2020 and 2019 is as follows:

	Three Months Ended
	August 31,
	2020	2019
Basic and Diluted EPS:
Income (Loss) from continuing operations	$(13.9)	$17.1
Less income attributable to participating shares	—	(0.1)
Income (Loss) from continuing operations attributable to common shareholders	(13.9)	17.0
Loss from discontinued operations attributable to common shareholders	(0.6)	(12.7)
Net income (loss) attributable to common shareholders for earnings per share	$(14.5)	$4.3

Weighted Average Shares:
Weighted average common shares outstanding–basic	34.9	34.7
Additional shares from assumed exercise of stock options	0.1	0.3
Weighted average common shares outstanding–diluted	35.0	35.0

Earnings (Loss) per share – basic:
Earnings (Loss) from continuing operations	$(0.40)	$0.49
Loss from discontinued operations	(0.02)	(0.37)
Earnings (Loss) per share – basic	$(0.42)	$0.12

Earnings (Loss) per share – diluted:
Earnings (Loss) from continuing operations	$(0.40)	$0.49
Loss from discontinued operations	(0.02)	(0.36)
Earnings (Loss) per share – diluted	$(0.42)	$0.13

The potential dilutive effect of 1,750,000 and 268,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month periods ended August 31, 2020 and 2019, respectively, as the shares would have been anti-dilutive.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Note 15 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three--month periods ended August 31, 2020 and 2019 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2020	$(2.0)	$(42.6)	$(44.6)
Other comprehensive income before reclassifications	1.2	—	1.2
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	1.2	0.3	1.5
Balance at August 31, 2020	$(0.8)	$(42.3)	$(43.1)

Balance at June 1, 2019	$(2.1)	$(38.8)	$(40.9)
Other comprehensive loss before reclassifications	(0.1)	—	(0.1)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(0.1)	0.2	0.1
Balance at August 31, 2019	$(2.2)	$(38.6)	$(40.8)

Note 16 – Business Segment Information

Consistent with how our chief operating decision making officer (Chief Executive Officer) evaluates performance and the way we are organized internally, we report our activities in two reportable segments: Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of manufacturing activities.

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual Report on Form 10-K for the year ended May 31, 2020.

Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on our segments and utilizes gross profit as a primary profitability measure. Gross profit is calculated by subtracting cost of sales from sales. The assets and certain expenses related to corporate activities are not allocated to the segments.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

Selected financial information for each segment is as follows:

	Three Months Ended
	August 31,
	2020	2019
Net sales:
Aviation Services	$363.6	$511.8
Expeditionary Services	37.2	29.7
	$400.8	$541.5

	Three Months Ended
	August 31,
	2020	2019
Gross profit:
Aviation Services	$44.6	$80.0
Expeditionary Services	4.0	1.6
	$48.6	$81.6

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended
	August 31,
	2020	2019
Segment gross profit	$48.6	$81.6
Selling, general and administrative	(45.3)	(58.1)
Loss from joint ventures	(0.1)	—
Provision for doubtful accounts	—	(0.7)
Loss on sale of business	(19.5)	—
Other income (expenses), net	0.2	(0.2)
Interest expense	(1.7)	(2.2)
Interest income	0.1	0.1
Income (Loss) from continuing operations before provision for income taxes	$(17.7)	$20.5

Note 17 – Legal Proceedings

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

(Dollars in millions, except per share amounts)

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

Self-Reporting of Potential Foreign Corrupt Practices Act Violations

The Company retained outside counsel to investigate possible violations of the Company’s Code of Conduct, the U.S. Foreign Corrupt Practices Act, and other applicable laws, relating to the Company’s activities in Nepal and South Africa. Based on these investigations, in fiscal 2019, we self-reported these matters to the DoJ, the U.S. Securities and Exchange Commission and the UK Serious Fraud Office. The Company is fully cooperating with the reviews by these agencies, although we are unable at this time to predict what action, if any, they may take.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

General Overview

We report our activities in two reportable segments: Aviation Services comprised of supply chain and maintenance, repair, and overhaul (“MRO”) activities and Expeditionary Services comprised of manufacturing activities.

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

Our chief operating decision making officer (Chief Executive Officer) evaluates performance based on our segments and utilizes gross profit as a primary profitability measure. Gross profit is calculated by subtracting cost of sales from sales. The assets and certain expenses related to corporate activities are not allocated to the segments.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2020.

Business Trends and Outlook

In late fiscal 2020, we began to see the impact of the COVID-19 pandemic on the commercial aviation industry. In response to the impact from COVID-19, we implemented significant actions to reduce fixed costs and overhead which included a freeze on new hiring, reducing or eliminating all non-essential spend, reducing compensation and benefits, furloughs, a reduction in force, and closure of an airframe maintenance facility. We have also exited underperforming contracts and assets across our operations and decided to exit our joint venture investment in a Malaysian landing gear wheel and brake facility.

Additionally, we sold our composites manufacturing business in the first quarter of fiscal 2021 which resulted in a charge of $19.5 million. The sale of Composites is consistent with our multi-year strategy to focus our portfolio on our core services offerings and the transaction will allow us to further prioritize our efforts in our principal operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in the U.S. in response to the COVID-19 pandemic. In the first quarter of fiscal 2021, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. This funding included a $48.5 million cash grant which is to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain MRO facilities and a low interest 10-year senior unsecured promissory note of $8.7 million. The grant is being recognized as contra-expense on our Condensed Consolidated Statement of Operations as the eligible wages, salaries and benefits are incurred, with $7.7 million recognized in the first quarter of fiscal 2021.

Consolidated sales for the first quarter of fiscal 2020 decreased $140.7 million or 26.0% from the prior year quarter primarily due to a decrease in sales of $148.2 million or 29.0% in our Aviation Services segment. Consolidated sales to commercial customers decreased $160.9 million or 47.9% from the prior year quarter due to the continued impact of COVID-19 and the slow recovery in commercial passenger air traffic. Our consolidated sales to government customers increased $20.2 million or 9.8% driven by execution on recent government contract awards including the U.S. Air Force pallet contract award in our Mobility business.

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

Results of Operations

Three Month Period Ended August 31, 2020

Sales and gross profit for our two business segments for the three-months ended August 31, 2020 and 2019 were as follows:

	Three Months Ended August 31,
	2020	2019	% Change
Sales:
Aviation Services
Commercial	$169.6	$330.5	(48.7)%
Government and defense	194.0	181.3	7.0%
	$363.6	$511.8	(29.0)%
Expeditionary Services
Commercial	$5.7	$5.7	n/a
Government and defense	31.5	24.0	31.3%
	$37.2	$29.7	25.3%

	Three Months Ended August 31,
	2020	2019	% Change
Gross Profit:
Aviation Services
Commercial	$16.3	$53.5	(69.5)%
Government and defense	28.3	26.5	6.8%
	$44.6	$80.0	(44.3)%
Expeditionary Services
Commercial	$(1.3)	$(0.4)	(225.0)%
Government and defense	5.3	2.0	165.0%
	$4.0	$1.6	150.0%

Aviation Services Segment

Sales in the Aviation Services segment decreased $148.2 million or 29.0% from the prior year period due to a $160.9 million or 48.7% decrease in sales to commercial customers. The decrease in sales to commercial customers was attributable to the impact of COVID-19 on commercial passenger air traffic which significantly reduced our volumes in our supply chain and MRO activities.

During the first quarter of fiscal 2021, sales in this segment to government and defense customers increased $12.7 million or 7.0% over the prior year period. This increase was primarily attributable to growth from new contracts recently awarded.

Cost of sales in Aviation Services decreased $112.8 million or 26.1% from the prior year period primarily related to the impact from the COVID-19 pandemic.

Gross profit in the Aviation Services segment decreased $35.4 million or 44.3% from the prior year period. Gross profit on sales to commercial customers decreased $37.2 million or 69.5% from the prior year period primarily due to the COVID-19 impact discussed above. The gross profit margin on sales to commercial customers decreased to 9.6% from 16.2% primarily from the reduced volumes resulting from COVID-19.

Gross profit on sales to government and defense customers increased $1.8 million or 6.8% over the prior year primarily driven by recently awarded government contracts. Gross profit margin on sales to government and defense customers remained flat at 14.6%.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $7.5 million or 25.3% over the prior year period primarily due to the execution on a recent contract award from the U.S. Air Force to produce and repair 463L cargo pallets within our Mobility business.

Gross profit in the Expeditionary Services segment increased $2.4 million or 150.0% over the prior period primarily due to increased volumes from the recent cargo pallet contract award. Gross profit margin increased to 10.8% from 5.4% primarily as a result of these increased volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $12.8 million or 22.0% from the prior year period due to our early actions to reduce both our fixed and variable cost structure. As a percent of sales, selling, general and administrative expenses increased to 11.3% from 10.7% in the prior year period. This increase is primarily attributable to the significant decrease in commercial sales more than offsetting the favorable impact from the cost reduction actions.

Income Taxes

Our effective income tax rate for continuing operations was 21.5% for the first quarter of fiscal 2021 compared to 16.6% in the prior year period. The prior year quarter included excess tax benefits from stock compensation of $1.4 million which favorably impacted the effective tax rate.

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

At August 31, 2020, our liquidity and capital resources included cash of $107.7 million and working capital of $679.9 million.

We maintain a Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders, which provides the Company an aggregate revolving credit commitment of $600 million and matures September 25, 2024. Under certain circumstances, we have the ability to request, but our lenders are not required to grant, an increase to the revolving credit commitment by an aggregate amount of up to $300 million, not to exceed $900 million in total.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 87.5 to 175 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 75 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at August 31, 2020 were $224.5 million and there were approximately $20.6 million of outstanding letters of credit, which reduced the availability of this facility to $354.9 million. There are no other terms or covenants limiting the availability of this facility.

In the fourth quarter of fiscal 2020, we elected to draw down our Revolving Credit Facility as a precautionary measure in light of economic and market uncertainty presented by COVID-19. We have elected to repay these additional funds in early fiscal 2021 and return to our normal level of cash on hand.

In the first quarter of fiscal 2021, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. This funding included a $48.5 million cash grant which is to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain MRO facilities and a low interest 10-year senior unsecured promissory note of $8.7 million.

As of August 31, 2020, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility, including outstanding letters of credit of $11.6 million and foreign lines of credit of $10.0 million.

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

During the three-month periods ended August 31, 2020 and 2019, we sold $129.0 million and $199.0 million, respectively, of receivables under the Purchase Agreement and remitted $147.6 million and $199.0 million, respectively, to the Purchaser on their behalf. As of August 31, 2020 and May 31, 2020, we had collected cash of $6.4 million and $19.8 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

At August 31, 2020, we complied with all financial and other covenants under our financing arrangements.

Cash Flows from Operating Activities

Net cash provided by operating activities–continuing operations was $39.8 million in the three-month period ended August 31, 2020 compared to a use of cash of $30.1 million in the prior year period. The increase from the prior period of $69.9 million was primarily attributable to a reduction in inventory levels and the proceeds of a $48.5 million grant from the Payroll Support Program of the CARES Act. These items were partially offset by a $25 million license fee paid to Unison Industries for our expanded and extended exclusive distribution agreement.

Cash Flows from Investing Activities

Net cash used in investing activities–continuing operations was $1.7 million during the three-month period ended August 31, 2020 compared to $3.5 million in the prior year period. The decrease from the prior period was primarily related to net proceeds of $1.6 million from the sale of our Composites business.

Cash Flows from Financing Activities

Net cash used in financing activities–continuing operations was $347.9 million during the three-month period ended August 31, 2020 compared to cash provided from financing activities-continuing operations of $52.8 million in the prior year period. The decrease was primarily related to the repayment of our additional draw down on our Revolving Credit Facility. These funds were was originally drawn in late fiscal 2020 as a precautionary measure in light of the economic and market uncertainty presented by COVID-19.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2021.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2020. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2020 for a discussion of accounts receivable exposure.

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended August 31, 2020.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2020. There were no significant changes during the quarter ended August 31, 2020.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2020, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 17 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 17 to our Condensed Consolidated Financial Statements for the quarter ended August 31, 2020 contained in this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

There is no material change in the information reported under Part I-Item 1A “Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Form of AAR CORP. Fiscal 2021 Short-Term Incentive Plan (filed herewith).

		10.2*	Form of AAR CORP. Fiscal 2021 Non-Qualified Stock Option Agreement (filed herewith).

		10.3*	Form of AAR CORP. Fiscal 2021 Restricted Stock Agreement (filed herewith).

		10.4*	First Amendment to the Amended and Restated Employment Agreement dated as of July 30, 2020 between AAR CORP. and John M. Holmes (filed herewith).

10.5

Payroll Support Agreement dated July 30, 2020 by and between AAR Aircraft Services, Inc., Aviation Maintenance Staffing, Inc., AAR Landing Gear LLC, and the United States Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2020).

		10.6*	Form of Fiscal 2021 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

10.7*

AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective July 13, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 24, 2020 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 24, 2020 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 24, 2020 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 24, 2020 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2020 and May 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three-months ended August 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-months ended August 31, 2020 and 2019, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Equity for the three-months ended August 31, 2020 and 2019 (vi) Notes to Condensed Consolidated Financial Statements.**

*     Management contract and compensatory arrangement.

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

AAR CORP.
(Registrant)

Date:	September 24, 2020	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)