Form 10-Q
period 2021-02-28
AAR CORP
filed 2021-03-23
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2021

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

As of February 28, 2021 there were 35,319,488 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2021

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2021 and May 31, 2020

(In millions, except share data)

ASSETS

	February 28,	May 31,
	2021	2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$99.2	$404.7
Restricted cash	13.4	20.0
Accounts receivable, less allowances of $16.9 and $22.1, respectively	186.8	171.9
Contract assets	62.1	49.3
Inventories	564.2	623.1
Rotable assets and equipment on or available for short-term lease	52.0	69.6
Assets of discontinued operations	20.3	22.9
Other current assets	30.4	77.2
Total current assets	1,028.4	1,438.7

Property, plant and equipment, net of accumulated depreciation of $253.0 and $246.5 respectively	123.6	135.7

Other assets:
Goodwill and intangible assets, net	123.2	121.7
Operating lease right-of-use assets, net	76.9	89.7
Rotable assets supporting long-term programs	192.3	211.7
Other non-current assets	98.4	81.5
	490.8	504.6
	$1,642.8	$2,079.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2021 and May 31, 2020

(In millions, except share data)

LIABILITIES AND EQUITY

	February 28,	May 31,
	2021	2020
	(Unaudited)
Current liabilities:
Accounts payable	$182.6	$191.6
Accrued liabilities	168.8	161.6
Liabilities of discontinued operations	36.3	29.9
Total current liabilities	387.7	383.1

Long-term debt	206.0	600.0
Operating lease liabilities	60.8	70.9
Deferred revenue on long-term programs	18.5	88.0
Other liabilities	37.4	34.4
	322.7	793.3
Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	477.4	478.6
Retained earnings	727.7	706.0
Treasury stock, 9,981,298 and 10,203,437 shares at cost, respectively	(275.6)	(282.7)
Accumulated other comprehensive loss	(42.4)	(44.6)
Total equity	932.4	902.6
	$1,642.8	$2,079.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended February 28/29, 2021 and 2020

(Unaudited)

(In millions, except share data)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2021	2020	2021	2020
Sales:
Sales from products	$227.1	$294.8	$696.5	$862.9
Sales from services	183.2	258.3	518.2	792.6
	410.3	553.1	1,214.7	1,655.5
Cost and operating expenses:
Cost of products	179.8	238.3	578.6	700.4
Cost of services	144.5	249.5	432.0	722.3
Provision for doubtful accounts	1.4	1.9	5.8	3.3
Selling, general and administrative	44.9	58.1	133.6	173.3
	370.6	547.8	1,150.0	1,599.3
Loss from joint ventures	—	—	(0.2)	—
Operating income	39.7	5.3	64.5	56.2
Loss on sale of business	—	—	(19.5)	—
Other income (expenses), net	4.4	(0.2)	3.9	(0.6)
Interest expense	(1.1)	(2.4)	(4.1)	(6.5)
Interest income	0.1	0.1	0.2	0.3
Income from continuing operations before provision for income taxes	43.1	2.8	45.0	49.4
Provision for income taxes	12.0	0.2	13.4	9.6
Income from continuing operations	31.1	2.6	31.6	39.8
Loss from discontinued operations, net of tax	(3.0)	(0.3)	(9.8)	(18.9)
Net income	$28.1	$2.3	$21.8	$20.9

Earnings per share – basic:
Earnings from continuing operations	$0.88	$0.08	$0.90	$1.14
Loss from discontinued operations	(0.09)	(0.01)	(0.28)	(0.54)
Earnings per share – basic	$0.79	$0.07	$0.62	$0.60

Earnings per share – diluted:
Earnings from continuing operations	$0.87	$0.07	$0.89	$1.13
Loss from discontinued operations	(0.08)	(0.01)	(0.28)	(0.54)
Earnings per share – diluted	$0.79	$0.06	$0.61	$0.59

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 28/29, 2021 and 2020

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2021	2020	2021	2020
Net income	$28.1	$2.3	$21.8	$20.9
Other comprehensive income, net of tax:
Currency translation adjustments	0.2	(0.1)	2.5	0.3
Pension and other post-retirement plans, net of tax of $0.1 and $0.0 for the three months ended February 28/29, 2021 and 2020, respectively, and $(0.3) and $0.1 for the nine months ended February 28/29, 2021 and 2020, respectively	0.4	0.2	(0.3)	0.7
Other comprehensive income, net of tax	0.6	0.1	2.2	1.0
Comprehensive income	$28.7	$2.4	$24.0	$21.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28/29, 2021 and 2020

(Unaudited)

(In millions)

	Nine Months Ended
	February 28/29,
	2021	2020
Cash flows provided from (used in) operating activities:
Net income	$21.8	$20.9
Less: Loss from discontinued operations	(9.8)	(18.9)
Income from continuing operations	31.6	39.8
Adjustments to reconcile income from continuing operations to net cash provided from (used in) operating activities:
Depreciation and intangible amortization	27.1	32.8
Stock-based compensation	6.8	10.3
Provision for doubtful accounts	5.8	3.3
Deferred tax provision	(2.7)	1.5
Loss from joint ventures	0.2	—
Loss on sale of business	19.5	—
Contract termination and restructuring costs	2.2	24.7
Impairment charges	7.0	—
Changes in certain assets and liabilities:
Accounts receivable	(22.5)	(34.6)
Contract assets	(16.8)	(5.4)
Inventories	51.2	(98.0)
Rotable assets supporting long-term programs	4.2	(23.7)
Accounts payable	(7.1)	107.1
Accrued and other liabilities	12.4	(9.6)
Deferred revenue on long-term programs	(72.6)	1.1
Other	38.7	(49.8)
Net cash provided from (used in) operating activities — continuing operations	85.0	(0.5)
Net cash used in operating activities — discontinued operations	(2.4)	(8.4)
Net cash provided from (used in) operating activities	82.6	(8.9)
Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(8.6)	(18.3)
Proceeds from termination of life insurance policies	10.0	—
Other	0.9	(1.7)
Net cash provided from (used in) investing activities – continuing operations	2.3	(20.0)
Cash flows provided from (used in) financing activities:
Short-term borrowings, net	(405.0)	65.0
Proceeds from Payroll Support Program note	8.7	—
Cash dividends	(0.1)	(8.1)
Purchase of treasury stock	—	(4.1)
Financing costs	—	(1.3)
Stock compensation activity	(0.8)	1.1
Net cash provided from (used in) financing activities — continuing operations	(397.2)	52.6
Effect of exchange rate changes on cash	0.2	0.1
Increase (Decrease) in cash and cash equivalents	(312.1)	23.8
Cash, cash equivalents, and restricted cash at beginning of period	424.7	41.1
Cash, cash equivalents, and restricted cash at end of period	$112.6	$64.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended February 28/29, 2021 and 2020

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2020	$45.3	$478.6	$706.0	$(282.7)	$(44.6)	$902.6
Net loss	—	—	(14.5)	—	—	(14.5)
Cash dividends	—	—	(0.1)	—	—	(0.1)
Stock option activity	—	0.5	—	0.5	—	1.0
Restricted stock activity	—	(6.0)	—	6.1	—	0.1
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance, August 31, 2020	$45.3	$473.1	$691.4	$(276.1)	$(43.1)	$890.6
Net income	—	—	8.2	—	—	8.2
Stock option activity	—	1.1	—	0.1	—	1.2
Restricted stock activity	—	0.9	—	(0.3)	—	0.6
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance, November 30, 2020	$45.3	$475.1	$699.6	$(276.3)	$(43.0)	$900.7
Net income	—	—	28.1	—	—	28.1
Stock option activity	—	1.0	—	0.9	—	1.9
Restricted stock activity	—	1.3	—	(0.2)	—	1.1
Other comprehensive income, net of tax	—	—	—	—	0.6	0.6
Balance, February 28, 2021	$45.3	$477.4	$727.7	$(275.6)	$(42.4)	$932.4

Balance, May 31, 2019	$45.3	$479.4	$709.8	$(287.7)	$(40.9)	$905.9
Cumulative effect adjustment upon adoption of ASC 842 on June 1, 2019	—	—	2.5	—	—	2.5
Net income	—	—	4.4	—	—	4.4
Cash dividends	—	—	(2.9)	—	—	(2.9)
Stock option activity	—	0.9	—	1.8	—	2.7
Restricted stock activity	—	(4.3)	—	1.1	—	(3.2)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance, August 31, 2019	$45.3	$476.0	$713.8	$(284.8)	$(40.8)	$909.5
Net income	—	—	14.2	—	—	14.2
Cash dividends	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	0.9	—	1.2	—	2.1
Restricted stock activity	—	1.8	—	—	—	1.8
Repurchase of shares	—	—	—	(4.1)	—	(4.1)
Other comprehensive income, net of tax	—	—	—	—	0.8	0.8
Balance, November 30, 2019	$45.3	$478.7	$725.4	$(287.7)	$(40.0)	$921.7
Net income	—	—	2.3	—	—	2.3
Cash dividends	—	—	(2.6)	—	—	(2.6)
Stock option activity	—	0.5	—	5.3	—	5.8
Restricted stock activity	—	2.3	—	(0.2)	—	2.1
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance, February 29, 2020	$45.3	$481.5	$725.1	$(282.6)	$(39.9)	$929.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2021

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of February 28, 2021, the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended February 28/29, 2021 and 2020, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28/29, 2021 and 2020, and the Condensed Consolidated Statement of Changes in Equity for the three- and nine-month periods ended February 28/29, 2021 and 2020. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

February 28, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 3 – Sale of Composites Business

On August 31, 2020, we completed the sale of our aerostructures and aerospace products operations located in Clearwater, Florida and Sacramento, California (“Composites”). The Composites business was formerly included in our Expeditionary Services segment. The sale of Composites is consistent with our multi-year strategy to focus our portfolio on our core services offerings and the transaction has allowed us to further prioritize our efforts in our principal businesses.

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

February 28, 2021

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

For the three-month period ended February 28, 2021, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $4.1 million and $(2.1) million, respectively. For the three-month period ended February 29, 2020, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $4.2 million and $(1.7) million, respectively. When considering these adjustments on a net basis, we recognized net favorable adjustments of $2.0 million and $2.5 million in the three-month periods ended February 28/29, 2021 and 2020, respectively.

For the nine-month period ended February 28, 2021, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $6.9 million and $(2.1) million, respectively. For the nine-month period ended February 29, 2020, we recognized favorable cumulative catch-up adjustments of $6.1 million and $(1.7) million, respectively. When considering these adjustments on a net basis, we recognized net favorable adjustments of $4.8 million and $4.4 million in the nine-month periods ended February 28/29, 2021 and 2020, respectively.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

We have elected to use certain practical expedients permitted under ASU No. 2014-09, Revenue from Contracts with Customers. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Condensed Consolidated Statements of Income, and are not considered a performance obligation to our customers. Our reported sales on our Condensed Consolidated Statements of Income are net of any sales or related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Net contract assets and liabilities are as follows:

	February 28,	May 31,
	2021	2020	Change
Contract assets – current	$62.1	$49.3	$12.8
Contract assets – non-current	23.9	22.4	1.5
Contract liabilities:
Deferred revenue – current	(19.8)	(11.2)	(8.6)
Deferred revenue on long-term contracts	(18.5)	(88.0)	69.5
Net contract assets (liabilities)	$47.7	$(27.5)	$75.2

Contract assets – non-current is reported within Other non-current assets, and Contract liabilities – current is reported within Accrued liabilities on our Condensed Consolidated Balance Sheets. Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

During the first quarter of fiscal 2021, we terminated a commercial power-by-the-hour ("PBH") customer contract which resulted in a charge of $2.2 million. During the third quarter of fiscal 2021, we recognized a loss contract charge of $3.5 million related to a certain PBH contract accounted for as a long-term contract using the cost-to-cost input method for revenue recognition. During fiscal 2020, we established forward loss reserves for a certain PBH contract where total estimated costs are in excess of the total estimated consideration over the remainder of the contract. As of February 28, 2021, our Condensed Consolidated Balance Sheet included remaining forward loss reserves of $2.4 million with $2.1 million classified as current in Accrued liabilities and $0.3 million classified as long-term in Other liabilities.

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

Changes in our deferred revenue were as follows for the three- and nine-month periods ended February 28/29, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2021	2020	2021	2020
Deferred revenue at beginning of period	$(48.4)	$(133.8)	$(99.2)	$(96.4)
Revenue deferred	(61.7)	(102.1)	(184.7)	(342.4)
Revenue recognized	72.4	121.7	248.5	326.0
Other	(0.6)	(0.5)	(2.9)	(1.9)
Deferred revenue at end of period	$(38.3)	$(114.7)	$(38.3)	$(114.7)

Remaining Performance Obligations

As of February 28, 2021, we had approximately $700 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts. We expect that approximately 50% of this backlog will be recognized as revenue over the next 12 months with the majority of the remainder recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management and/or repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Sales across the major customer markets for each of our reportable segments for the three- and nine-month periods ended February 28/29, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2021	2020	2021	2020
Aviation Services:
Commercial	$204.7	$353.7	$566.5	$1,053.8
Government and defense	185.0	176.6	571.8	520.3
	$389.7	$530.3	$1,138.3	$1,574.1
Expeditionary Services:
Commercial	$3.1	$5.5	$10.8	$17.6
Government and defense	17.5	17.3	65.6	63.8
	$20.6	$22.8	$76.4	$81.4

Sales by geographic region for the three- and nine-month periods ended February 28/29, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2021	2020	2021	2020
Aviation Services:
North America	$318.2	$412.9	$927.1	$1,198.9
Europe/Africa	49.0	85.1	145.7	273.1
Other	22.5	32.3	65.5	102.1
	$389.7	$530.3	$1,138.3	$1,574.1
Expeditionary Services:
North America	$20.3	$20.2	$73.6	$74.8
Europe/Africa	0.2	2.6	2.6	6.2
Other	0.1	—	0.2	0.4
	$20.6	$22.8	$76.4	$81.4

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	February 28,	May 31,
	2021	2020
U.S. Government contracts:
Trade receivables	$38.4	$33.9
Unbilled receivables	18.7	27.4
	57.1	61.3
All other customers:
Trade receivables	108.9	81.7
Unbilled receivables	20.8	28.9
	129.7	110.6
	$186.8	$171.9

We currently have past due accounts receivable owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia and Peru. Our past due accounts receivable owed by these customers was $6.5 million as of February 28, 2021 which was net of allowance for doubtful accounts of $8.7 million.

Note 6 – Restructuring and Impairment Costs

During the nine-month period ended February 28, 2021, we incurred severance and furlough-related costs of $8.3 million which were included as a component of Cost of sales and Selling, general and administrative on our Condensed Consolidated Statements of Income. Our liability for severance costs, inclusive of charges in prior periods which have not yet been paid, was $1.4 million as of February 28, 2021 which is included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

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

Expense charged to operations for restricted stock during the three-month periods ended February 28/29, 2021 and 2020 was $1.2 million and $2.3 million, respectively, and $3.9 million and $7.2 million during the nine-month periods ended February 28, 2021 and 2020.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2021

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

The total intrinsic value of stock options exercised during the nine-month periods ended February 28/29, 2021 and 2020 was $0.5 million and $6.2 million, respectively. Expense charged to operations for stock options during the three-month periods ended February 28/29, 2021 and 2020 was $1.1 million and $0.9 million, respectively, and during the nine-month periods ended February 28/29, 2021 and 2020 was $2.9 million and $3.1 million, respectively.

Note 8 – Inventories

The summary of inventories is as follows:

	February 28,	May 31,
	2021	2020
Aircraft and engine parts, components and finished goods	$494.0	$556.6
Raw materials and parts	49.7	45.9
Work-in-process	20.5	20.6
	$564.2	$623.1

During the three-month period ended November 30, 2020, we decided to exit a product line in our engineering operations and recognized a $1.2 million charge to reserve against the remaining inventory.

Note 9 – Supplemental Cash Flow Information

	Nine Months Ended
	February 28/29,
	2021	2020
Interest paid	$3.6	$6.0
Income taxes paid	6.9	14.0
Income tax refunds received	8.0	2.6

Note 10 – Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2022, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2021

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

During the nine-month periods ended February 28/29, 2021 and 2020, we sold $346.0 million and $588.8 million, respectively, of receivables under the Purchase Agreement and remitted $371.9 million and $589.4 million, respectively, to the Purchaser on their behalf. As of February 28, 2021 and May 31, 2020, we had collected cash of $13.4 million and $20.0 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Income. We incurred discounts on the sale of our receivables of $0.1 million and $0.4 million during the three-month periods ended February 28/29, 2021 and 2020, respectively, and $0.3 million and $1.5 million during the nine-month periods ended February 28/29, 2021 and 2020, respectively.

Note 11 – Government Subsidies

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. As of February 28, 2021, we deferred $12.5 million of payroll taxes of which $6.1 million are included in Accrued Liabilities and $6.4 million in Other liabilities on our Condensed Consolidated Balance Sheet.

During the three-month period ended August 31, 2020, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. This funding included a $48.5 million cash grant which is to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain maintenance, repair, and overhaul (“ MRO”) facilities. The grant was recognized as contra-expense on our Condensed Consolidated Statement of Income as the eligible wages, salaries and benefits were incurred. During the three-month period ended February 28, 2021, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $23.2 million and $0.4 million, respectively, and during the nine-month period ended February 28, 2021, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $47.5 million and $1.0 million.

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

Other countries have enacted legislation similar to the CARES Act to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees. During the three-and nine-month periods ended February 28, 2021, our foreign subsidiaries recognized employment subsidies of $1.2 million and $6.1 million from foreign governments which have been deducted from the related expenses on our Condensed Consolidated Statement of Income.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 28,	May 31,
	2021	2020
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$174.5	$579.5
Term loan due November 1, 2021 with interest payable monthly	24.3	22.5
Payroll Support Program Promissory Note	8.8	—
Total debt	207.6	602.0
Debt issuance costs, net	(1.6)	(2.0)
Long-term debt	$206.0	$600.0

At February 28, 2021, our debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

Borrowings outstanding under the Revolving Credit Facility at February 28, 2021 were $174.5 million and there were approximately $20.3 million of outstanding letters of credit, which reduced the availability of this facility to $405.2 million.

The term loan under the Credit Agreement that matures on November 1, 2021 has been classified as a long-term liability due to our intent and ability to refinance this loan on a long-term basis using our Revolving Credit Facility.

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At February 28, 2021, we were in compliance with the financial and other covenants in our financing agreements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13 – Other Non-current Assets

Investments in Joint Ventures

Our investments in joint ventures include $9.9 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility.  The facility is expected to receive regulatory certification in the first half of fiscal 2022 and would commence airframe maintenance operations shortly thereafter.

The investment balance as of February 28, 2021 includes $8.4 million related to the guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt.  The Indian joint venture is accounted for using the equity method.  In addition, each of the partners in the Indian joint venture has a loan to the joint venture proportionate to its equity ownership.  Our loan to the Indian joint venture under this arrangement was $3.1 million as of February 28, 2021.

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

During the second quarter of fiscal 2021, certain split-dollar life insurance agreements were terminated and we received $12.0 million for reimbursement of both the life insurance premiums we previously paid and a portion of our prior tax payments made on the individuals’ behalf related to their imputed income on the policies.  The reimbursement of the premiums paid of $10.0 million has been classified as cash flow from investing activities with the remainder included in cash flow from operating activities as it represents the reimbursement of a portion of the taxes previously paid and expensed.  In the second quarter of fiscal 2021, we recognized a benefit of $1.3 million in Selling, general and administrative expenses on the Condensed Consolidated Statement of Income for the net recovery of the taxes previously paid on behalf of the individuals.

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

February 28, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three-and nine-month periods ended February 28/29, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2021	2020	2021	2020
Basic and Diluted EPS:
Income from continuing operations	$31.1	$2.6	$31.6	$39.8
Less income attributable to participating shares	(0.2)	—	(0.2)	(0.2)
Income from continuing operations attributable to common shareholders	30.9	2.6	31.4	39.6
Loss from discontinued operations attributable to common shareholders	(3.0)	(0.3)	(9.8)	(18.9)
Net income (loss) attributable to common shareholders for earnings per share	$27.9	$2.3	$21.6	$20.7

Weighted Average Shares:
Weighted average common shares outstanding - basic	35.0	34.7	35.0	34.8
Additional shares from the assumed exercise of stock options	0.5	0.4	0.2	0.3
Weighted average common shares outstanding - diluted	35.5	35.1	35.2	35.1

Earnings (Loss) per share – basic:
Earnings from continuing operations	$0.88	$0.08	$0.90	$1.14
Loss from discontinued operations	(0.09)	(0.01)	(0.28)	(0.54)
Earnings (Loss) per share - basic	$0.79	$0.07	$0.62	$0.60

Earnings (Loss) per share – diluted:
Earnings from continuing operations	$0.87	$0.07	$0.89	$1.13
Loss from discontinued operations	(0.08)	(0.01)	(0.28)	(0.54)
Earnings (Loss) per share - diluted	$0.79	$0.06	$0.61	$0.59

The potential dilutive effect of 653,000 and 265,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month periods ended February 28/29, 2021 and 2020, respectively, as the shares would have been anti-dilutive. The potential dilutive effect of 1,187,000 and 265,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the nine-month periods ended February 28/29, 2021 and 2020.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 15 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and nine-month periods ended February 28/29, 2021 and 2020 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at December 1, 2020	$0.3	$(43.3)	$(43.0)
Other comprehensive income before reclassifications	0.2	0.2	0.4
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income	0.2	0.4	0.6
Balance at February 28, 2021	$0.5	$(42.9)	$(42.4)

Balance at December 1, 2019	$(1.7)	$(38.3)	$(40.0)
Other comprehensive loss before reclassifications	(0.1)	—	(0.1)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(0.1)	0.2	0.1
Balance at February 29, 2020	$(1.8)	$(38.1)	$(39.9)

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2020	$(2.0)	$(42.6)	$(44.6)
Other comprehensive income before reclassifications	2.5	(1.0)	1.5
Amounts reclassified from AOCL	—	0.7	0.7
Total other comprehensive income (loss)	2.5	(0.3)	2.2
Balance at February 28, 2021	$0.5	$(42.9)	$(42.4)

Balance at June 1, 2019	$(2.1)	$(38.8)	$(40.9)
Other comprehensive loss before reclassifications	0.3	—	0.3
Amounts reclassified from AOCL	—	0.7	0.7
Total other comprehensive income	0.3	0.7	1.0
Balance at February 29, 2020	$(1.8)	$(38.1)	$(39.9)

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

February 28, 2021

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

Selected financial information for each segment is as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2021	2020	2021	2020
Sales:
Aviation Services	$389.7	$530.3	$1,138.3	$1,574.1
Expeditionary Services	20.6	22.8	76.4	81.4
	$410.3	$553.1	$1,214.7	$1,655.5

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2021	2020	2021	2020
Gross profit:
Aviation Services	$82.5	$65.2	$193.9	$230.9
Expeditionary Services	3.5	0.1	10.2	1.9
	$86.0	$65.3	$204.1	$232.8

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2021	2020	2021	2020
Segment gross profit	$86.0	$65.3	$204.1	$232.8
Selling, general and administrative	(44.9)	(58.1)	(133.6)	(173.3)
Loss from joint ventures	—	—	(0.2)	—
Provision for doubtful accounts	(1.4)	(1.9)	(5.8)	(3.3)
Loss on sale of business	—	—	(19.5)	—
Other income (expenses), net	4.4	(0.2)	3.9	(0.6)
Interest expense	(1.1)	(2.4)	(4.1)	(6.5)
Interest income	0.1	0.1	0.2	0.3
Income from continuing operations before provision for income taxes	$43.1	$2.8	$45.0	$49.4

Note 17 – Legal Proceedings

We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Department of Justice Investigation

The U.S. Department of Justice (“DoJ”), acting through the U.S. Attorney’s Office for the Southern District of Illinois, is conducting an investigation of AAR Airlift Group, Inc. (“Airlift”), a wholly-owned subsidiary of AAR CORP., under the federal civil False Claims Act (“FCA”). The investigation relates to Airlift’s performance of several contracts awarded by the U.S. Transportation Command (“TRANSCOM”) concerning the operations and maintenance of rotary-wing and fixed-wing aircraft in Afghanistan and Africa, as well as several U.S. Navy contracts. In June 2018, the DoJ informed Airlift that part of the investigation was precipitated by a lawsuit filed under the qui tam provisions of the FCA by a former employee of Airlift. That lawsuit remains under seal.

Airlift is cooperating with the DoJ investigation and believes it has meritorious defenses and counter-arguments to the concerns raised by the DoJ. Nevertheless, in February 2021, Airlift and the DoJ reached a tentative agreement to settle the FCA investigation and related matters for approximately $11.5 million. This tentative agreement is subject to negotiation of a definitive settlement agreement and other contingencies. We recognized a charge of $4.2 million in discontinued operations in the third quarter of fiscal 2021 related to this agreement and related matters. As of February 28, 2021, our reserve for the settlement agreement and related matters, including legal fees, was $12.8 million. As part of the settlement, Airlift and AAR will not admit any wrongdoing. If the parties can agree on a definitive settlement agreement, this will conclude the DoJ investigation into Airlift's contracts with TRANSCOM and the U.S. Navy. However, there is no assurance that the settlement will be finalized. If the settlement agreement is not executed, the DoJ and the qui tam plaintiff could pursue civil litigation under the FCA, which provides for the recovery of, among other amounts, treble damages and penalties.

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

Additionally, we sold our composites manufacturing business in the first quarter of fiscal 2021 which resulted in a charge of $19.5 million. The sale of Composites is consistent with our multi-year strategy to focus our portfolio on our core services offerings and the transaction has allowed us to further prioritize our efforts in our principal operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in the U.S. in response to the COVID-19 pandemic. In the first quarter of fiscal 2021, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. This funding included a $48.5 million cash grant, which is to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain MRO facilities, and a low interest 10-year senior unsecured promissory note of $8.7 million. The grant was recognized as contra-expense on our Condensed Consolidated Statements of Income as the eligible wages, salaries and benefits were incurred.

Consolidated sales for the third quarter of fiscal 2021 decreased $142.8 million or 25.8% from the prior year quarter primarily due to a decrease in sales of $140.6 million or 26.5% in our Aviation Services segment. Consolidated sales to commercial customers decreased $151.4 million or 42.1% from the prior year quarter due to the continued impact of COVID-19 and the slow recovery in commercial passenger air traffic. Our consolidated sales to government customers increased $8.6 million or 4.4% driven by execution on recent government contract awards.

Over the long-term, we expect to see continued strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers. We believe long-term commercial aftermarket growth trends are favorable although there is uncertainty in certain fleet types as commercial operators re-evaluate their structure. Our results of operations are affected by the amount of commercial aircraft flying and flight hours. The current COVID-19 pandemic has decreased the amount of commercial aircraft flying and flight hours and has created significant economic disruption, although we are encouraged that the distribution of COVID-19 vaccines will eventually result in increased passenger traffic.

Results of Operations

Three- and Nine-Month Periods Ended February 28, 2021

Sales and gross profit for our two business segments for the three-and nine-months ended February 28/29, 2021 and 2020 were as follows:

	Three Months Ended February 28/29,			Nine Months Ended February 28/29,
	2021	2020	% Change	2021	2020	% Change
Sales:
Aviation Services
Commercial	$204.7	$353.7	(42.1)%	$566.5	$1,053.8	(46.2)%
Government and defense	185.0	176.6	4.8%	571.8	520.3	9.9%
	$389.7	$530.3	(26.5)%	$1,138.3	$1,574.1	(27.7)%
Expeditionary Services
Commercial	$3.1	$5.5	(43.6)%	$10.8	$17.6	(38.6)%
Government and defense	17.5	17.3	1.2%	65.6	63.8	2.8%
	$20.6	$22.8	(9.6)%	$76.4	$81.4	(6.1)%

	Three Months Ended February 28/29,			Nine Months Ended February 28/29,
	2021	2020	% Change	2021	2020	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$51.2	$32.8	56.1%	$105.4	$143.1	(26.3)%
Government and defense	31.3	32.4	(3.4)%	88.5	87.8	0.8%
	$82.5	$65.2	26.5%	$193.9	$230.9	(16.0)%
Expeditionary Services
Commercial	$0.1	$(1.3)	nm	$(1.1)	$(3.2)	nm
Government and defense	3.4	1.4	nm	11.3	5.1	nm
	$3.5	$0.1	nm	$10.2	$1.9	nm

nm – Percentage change is not meaningful.

Three Month Period Ended February 28, 2021

Aviation Services Segment

Sales in the Aviation Services segment decreased $140.6 million or 26.5% from the prior year period due to a $149.0 million or 42.1% decrease in sales to commercial customers. The decrease in sales to commercial customers was attributable to the impact of COVID-19 on commercial passenger air traffic which significantly reduced our volumes in our supply chain and MRO activities. Sales were reduced by $9.8 million in the prior year period related to the impact of restructuring actions, which included the exit of one customer contract and restructuring of two other customer contracts.

During the third quarter of fiscal 2021, sales in this segment to government and defense customers increased $8.4 million or 4.8% over the prior year period. This increase was primarily attributable to growth from new contracts recently awarded.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the third quarter of fiscal 2021, we had net favorable cumulative catch-up adjustments of $2.0 million. In the third quarter of fiscal 2020, we had net favorable cumulative catch-up adjustments of $2.5 million. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services and certain long-term government programs.

Cost of sales in Aviation Services decreased $157.9 million or 33.9% from the prior year period primarily related to the impact from the COVID-19 pandemic on sales volumes. The prior year period included contract loss provisions and related costs of $14.9 million for the restructuring activities impacting certain contracts. In the third quarter of fiscal 2021, we recognized a benefit of $24.1 million related to government wage subsidies including the Payroll Support Program in the CARES Act and other subsidies provided by foreign governments.

Gross profit in the Aviation Services segment decreased $17.3 million or 26.5% from the prior year period. Gross profit on sales to commercial customers decreased $18.4 million or 56.1% from the prior year period primarily due to the COVID-19 impact discussed above. The gross profit margin on sales to commercial customers increased to 25.0% from 9.3% in the prior year period primarily from the benefit of government workforce subsidies.

Gross profit on sales to government and defense customers decreased $1.1 million from the prior year period. Gross profit margin on sales to government and defense customers decreased to 16.9% from 18.3% in the prior year period primarily as a result of the mix of products and services sold.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $2.2 million from the prior year period primarily due to the divestiture of our composites manufacturing business in the first quarter of fiscal 2021.

Gross profit in the Expeditionary Services segment increased $3.4 million over the prior period primarily due to the divestiture of our composites manufacturing business as it was not profitable in the prior year quarter. Gross profit margin increased to 17.0% from 0.4% in the prior year period primarily as a result of the divestiture.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $13.2 million or 22.7% from the prior year period due to our actions to reduce both our fixed and variable cost structure in light of the reduced volumes from COVID-19. As a percent of sales, selling, general and administrative expenses increased to 10.9% from 10.5% in the prior year period as the significant decrease in commercial sales more than offset the favorable impact from the cost reduction actions.

Income Taxes

Our effective income tax rate for continuing operations was 27.8% for the third quarter of fiscal 2021 compared to 7.1% in the prior year period. The current year quarter included tax expense of $0.5 million related to tax provision to federal income tax return filing differences. The prior year quarter included excess tax benefits from stock option exercises of $0.6 million which favorably impacted the rate.

Discontinued Operations

Loss from discontinued operations was $3.0 million in the third quarter of fiscal 2021 compared to a loss of $0.3 million in the prior year period. The loss in the current period was attributable to a $4.2 million increase in our reserve to reflect the tentative agreement with the U.S. Department of Justice to settle their investigation of our Contractor-Owned, Contractor-Operated (“COCO”) business Airlift Group, Inc. under the federal civil False Claims Act.

Nine Month Period Ended February 28, 2021

Aviation Services Segment

Sales in the Aviation Services segment decreased $435.8 million or 27.7% from the prior year period due to a $487.3 million or 46.2% decrease in sales to commercial customers. The decrease in sales to commercial customers was attributable to the impact of COVID-19 on commercial passenger air traffic which significantly reduced our volumes in our supply chain and MRO activities.

During the nine-month period ended February 28, 2021, sales in this segment to government and defense customers increased $51.5 million or 9.9% over the prior year period. This increase was primarily attributable to growth from new contracts recently awarded.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. During the nine-month period ended February 28, 2021, we had net favorable cumulative catch-up adjustments of $4.8 million. During the nine-month period ended February 29, 2020, we had net favorable cumulative catch-up adjustments of $4.4 million. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services and certain long-term government programs.

Cost of sales in Aviation Services decreased $398.8 million or 29.7% from the prior year period primarily related to the impact from the COVID-19 pandemic on sales volumes.

Gross profit in the Aviation Services segment decreased $37.0 million or 16.0% from the prior year period. Gross profit on sales to commercial customers decreased $37.7 million or 26.3% from the prior year period primarily due to the COVID-19 impact discussed above. In addition, gross profit was unfavorably impacted in the nine-month period ended February 28, 2021 from asset impairment charges of $7.0 million and facility consolidation and repositioning costs of $2.4 million. These items were more than offset by a net benefit of $52.3 million in government workforce subsidies from the Payroll Support Program in the CARES Act and other subsidies provided by foreign governments. Gross profit margin on sales to commercial customers increased to 18.6% from 13.6% in the prior year period due to the net benefit from the government workforce subsidies.

Gross profit on sales to government and defense customers increased $0.7 million or 0.8% over the prior year primarily driven by recently awarded government contracts. Gross profit margin on sales to government and defense customers decreased to 15.5% from 16.9% in the prior year period primarily as a result of the mix of products and services sold.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $5.0 million or 6.1% from the prior year period primarily due to the divestiture of our composites manufacturing business.

Gross profit in the Expeditionary Services segment increased $8.3 million over the prior period primarily due to the divestiture of our composites manufacturing business as it was not profitable in the prior year period. Gross profit margin increased to 13.4% from 2.3% in the prior year period primarily as a result of the divestiture.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $39.7 million or 22.9% from the prior year period due to our actions to reduce both our fixed and variable cost structure in light of the reduced volumes from COVID-19. As a percent of sales, selling, general and administrative expenses increased to 11.0% from 10.5% in the prior year period. This increase is primarily attributable to the significant decrease in commercial sales more than offsetting the favorable impact from the cost reduction actions.

Income Taxes

Our effective income tax rate for continuing operations was 29.8% for the nine-month period ended February 28, 2021 compared to 19.4% in the prior year period. The current year period included tax expense of $0.5 million related to tax provision to federal income tax return filing differences. The prior year period included excess tax benefits from stock option exercises of $2.1 million which favorably impacted the rate.

Discontinued Operations

Loss from discontinued operations was $9.8 million in the nine-month period ended February 28, 2021 compared to a loss of $18.9 million in the prior year period. The loss in the current period was attributable to an $11.0 million increase in our legal reserve related to the tentative agreement with the U.S. Department of Justice discussed above. The prior period loss includes both operating losses incurred by the COCO business prior to the sale of its last operating contract in the fourth quarter of fiscal 2020 and impairment charges of $11.8 million.

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

At February 28, 2021, our liquidity and capital resources included working capital of $640.7 million inclusive of cash of $99.2 million.

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

Borrowings outstanding under the Revolving Credit Facility at February 28, 2021 were $174.5 million and there were approximately $20.3 million of outstanding letters of credit, which reduced the availability of this facility to $405.2 million. There are no other terms or covenants limiting the availability of this facility.

In the fourth quarter of fiscal 2020, we elected to draw down our Revolving Credit Facility as a precautionary measure in light of economic and market uncertainty presented by COVID-19. We elected to repay these additional funds in early fiscal 2021 and return to our normal level of cash on hand.

In the first quarter of fiscal 2021, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. This funding included a $48.5 million cash grant, which is to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain MRO facilities, and a low interest 10-year senior unsecured promissory note of $8.7 million.

As of February 28, 2021, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility, including outstanding letters of credit of $11.6 million and foreign lines of credit of $10.2 million.

We maintain a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2022, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet.

During the nine-month periods ended February 28/29, 2021 and 2020, we sold $346.0 million and $588.8 million, respectively, of receivables under the Purchase Agreement and remitted $371.9 million and $589.4 million, respectively, to the Purchaser on their behalf. As of February 28, 2021 and May 31, 2020, we had collected cash of $13.4 million and $20.0 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

At February 28, 2021, we complied with all financial and other covenants under our financing arrangements.

Cash Flows from Operating Activities

Net cash provided by operating activities–continuing operations was $85.0 million in the nine-month period ended February 28, 2021 compared to a use of cash of $0.5 million in the prior year period. The increase from the prior period of $84.5 million was primarily attributable to a reduction in inventory levels and the proceeds of a $48.5 million grant from the Payroll Support Program of the CARES Act. These items were partially offset by a $25 million license fee paid to Unison Industries for our expanded and extended exclusive distribution agreement.

Cash Flows from Investing Activities

Net cash provided from investing activities–continuing operations was $2.3 million during the nine-month period ended February 28, 2021 compared to a use of cash of $20.0 million in the prior year period. The increase over the prior period was primarily related to proceeds of $10.0 million from the termination of split-dollar life insurance policies. In addition, expenditures for property and equipment were $9.7 million lower in the current year period as compared to the prior year period.

Cash Flows from Financing Activities

Net cash used in financing activities–continuing operations was $397.2 million during the nine-month period ended February 28, 2021 compared to cash provided from financing activities-continuing operations of $52.6 million in the prior year period. The decrease was primarily related to the repayment of our additional draw down on our Revolving Credit Facility. These funds were originally drawn in late fiscal 2020 as a precautionary measure in light of the economic and market uncertainty presented by COVID-19.

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

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended February 28, 2021.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2020. There were no significant changes during the quarter ended February 28, 2021.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2021, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 17 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 17 to our Condensed Consolidated Financial Statements for the quarter ended February 28, 2021 contained in this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

There is no material change in the information reported under Part I-Item 1A “Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 23, 2021 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 23, 2021 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 23, 2021 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 23, 2021 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2021 and May 31, 2020, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended February 28/29, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended February 28/29, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28/29, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Equity for the three- and nine-months ended February 28/29, 2021 and 2020 (vi) Notes to Condensed Consolidated Financial Statements.**

**   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAR CORP.
(Registrant)

Date:	March 23, 2021	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)