Form 10-K
period 2021-05-31
AAR CORP
filed 2021-07-21
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2021 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $952 million (based upon the closing price of the Common Stock at November 30, 2020 as reported on the New York Stock Exchange).

On June 30, 2021, there were 35,404,605 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Company’s proxy statement for the Company’s 2021 Annual Meeting of Stockholders, to be held September 28, 2021, are incorporated by reference in Part III of this report.

PART I

ITEM 1.BUSINESS

General

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise.  AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966.  We are a diversified provider of products and services to the worldwide aviation and government and defense markets.

Fiscal 2021 began with our focus centered on managing through the COVID-19 pandemic to ensure the safety of our team and navigating the unprecedented decline in commercial passenger flight hours.  Our sales to commercial customers in fiscal 2021 decreased by $486.8 million or 37.6% from the prior year as the impact from COVID-19 affected all of our commercial businesses.

To mitigate the impact of COVID-19, we implemented a number of actions since the onset of the COVID-19 pandemic to align our costs with the anticipated lower levels of demand.  These actions included facility consolidations, exiting or restructuring several underperforming contracts, and eliminating discretionary spending.  We also implemented actions to reduce our fixed and variable cost base which will support improved operating efficiencies and margins as commercial demand recovers.

In addition to these actions, we have also taken steps to focus on our core aviation services offering by continuing the divestiture of non-core businesses.  Following the fiscal 2020 exit from our Contractor-Owned, Contractor-Operated (“COCO”) business, we completed the sale of our composites manufacturing business in early fiscal 2021.  All of these actions have simplified our portfolio and improved efficiency in our operations to position us to drive higher returns on capital.

As we continued to successfully execute on our recent government contract awards over the last few years, we achieved strong sales growth in fiscal 2021 with our government customers as sales increased $67.1 million or 8.6% over the prior year.  This growth was driven from recent contract awards such as the $118 million contract from the Naval Air Systems Command in support of the U.S. Marine Corps for the procurement, modification and delivery of two C-40 aircraft.

During fiscal 2021, we also maintained a strong focus on working capital management with cash flows from operating activities from continuing operations of $108.5 million.  Borrowings outstanding under the Revolving Credit Facility were $109.5 million at May 31, 2021 with an availability on the facility of $471.3 million.

Over the long-term, we expect to see strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers.  We believe long-term commercial aftermarket growth trends are favorable.  As we continue to experience growth in our government businesses and recovery in some commercial markets, our long-term strategy continues to emphasize investing in the business and capitalizing on opportunities in those markets.

Business Segments

Aviation Services

The Aviation Services segment provides aftermarket support and services for the commercial aviation and government and defense markets and accounted for approximately 95% of our sales in fiscal 2021, 2020, and 2019.  In this segment, we also provide inventory management and distribution services, maintenance, repair and overhaul (“MRO”), and engineering services.  Business activities in this segment are primarily conducted through AAR Supply Chain, Inc.; AAR Government Services, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Allen Services, Inc.; AAR Landing Gear LLC; AAR Airlift Group, Inc.; and AAR International, Inc.

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

Expeditionary Services

The Expeditionary Services segment primarily consists of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations. The Expeditionary Services segment accounted for approximately 5% of our sales in fiscal 2021, 2020, and 2019. Business activities in this segment are primarily conducted through AAR Manufacturing, Inc. and Brown International Corporation.

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

During the first quarter of fiscal 2021, we sold our composites manufacturing business which resulted in a charge of $20.2 million.  The sale of the Composites business is consistent with our multi-year strategy to focus our portfolio on our core services offerings, and the transaction has allowed us to further prioritize our efforts in our principal operations.

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

Raw Materials

Although we generated approximately 55% of our fiscal 2021 sales from the sale of products, we are generally engaged in only limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing of raw materials.  We purchase raw materials for our manufacturing operations, including steel, aluminum, extrusions, balsa, and other necessary supplies from several vendors. Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources for each segment at competitive prices, terms, and conditions, and we expect to be able to continue to do so.

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

Sales to Government and Defense Customers

Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $845.9 million (51.2% of consolidated sales), $778.8 million (37.6% of consolidated sales) and $677.9 million (33.0% of consolidated sales) in fiscal 2021, 2020 and 2019, respectively.  Sales to branches, agencies, and departments of the U.S. government and their contractors were $738.8 million (44.7% of consolidated sales), $668.2 million (32.2% of consolidated sales) and $546.2 million (26.6% of consolidated sales) in fiscal 2021, 2020, and 2019, respectively.

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

We have nine FAA certificated repair stations in the United States, Canada, and Europe.  Of the nine certificated FAA repair stations, seven are also European Aviation Safety Agency (“EASA”) and three are also Transport Canada Civil Aviation (“TCCA”) certificated repair stations.  Such certificates, which are ongoing in duration, are required for us to perform authorized maintenance, repair, and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations.  All of the certificated repair stations are in the Aviation Services segment.  We believe that we possess all licenses and certifications that are material to the conduct of our business.

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

Backlog

Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts.  Backlog includes our remaining performance obligations based on the transaction price of firm orders for which work has not yet been performed as of May 31, 2021.  Backlog excludes unexercised contract options and potential orders under contracts such as ID/IQ contracts.

At May 31, 2021, our firm backlog was approximately $750 million and we expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months, with approximately 45% of the remaining balance recognized as revenue over the next three years.

Human Capital Resources

As of May 31, 2021, we had approximately 4,700 employees worldwide, with approximately 3,300 employees in the United States and approximately 1,400 employees outside of the United States. We also retained approximately 220 contract workers as of May 31, 2021, the majority of whom are located at our airframe maintenance facilities.  We retain these contract workers as they provide unique skill sets which are necessary at certain facilities as well as mitigate the impact of demand variability with our customers.

Our employees set the foundation for our ability to achieve our strategic objectives. In particular, the employees in our MRO facilities, sales, and quality assurance departments are instrumental in driving operational execution and strong financial performance, and maintaining a strong quality and compliance program.

The success and growth of our business depend in large part on our ability to attract, retain and develop a population of talented and high-performing employees at all levels of our organization.  To achieve this objective we have formulated a human capital management strategy, which includes the components below:

Commitment to Safety

One of our primary objectives is the health and safety of our employees. The commitment to safety starts at the top levels of our organization.  In December 2020, our Board of Directors formed an Aviation Safety and Training Committee that oversees safety and training matters on the Board’s behalf. We believe a safe and secure workplace is fundamental and important to our success and we are committed to providing a safe and healthy workplace, and complying with applicable safety and health laws, regulations and internal requirements. We are also committed to engaging our employees to continually improve health and safety by acting upon opportunities to reduce risk and improve our safety and health performance. We maintain comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries.

Competitive Pay and Benefits

We focus on paying our employees competitively. We strive to provide competitive pay opportunities which reward our employees for achieving and exceeding objectives that create long-term value for shareholders. Providing competitive pay enhances our ability to attract and retain strong, innovative talent.

Providing comprehensive, competitive and affordable benefits is important to our attraction and retention strategy. We offer health benefits which include various medical/pharmacy plan options as well as a cost comparison tool to assist employees with their decisions.  Health savings accounts for those in a high deductible health plan and flexible spending accounts for both health care and dependent care are also available to employees.  The retirement, investment, and tax savings/deferral opportunities offered to employees include competitive 401k benefits and an Employee Stock Purchase Plan.

Employees are eligible for paid and unpaid leaves and, in addition, we offer a variety of other benefits to meet the needs of employees including an employee assistance program which provides some free counseling sessions, educational assistance and adoption assistance. Some of our facilities have fitness centers on site for employees to use.

Diversity, Inclusion and Engagement

We are an equal opportunity employer and recognize the value of a diverse workforce. We have established company-wide Employee Resource Groups (“ERGs”) where employees can foster connections and develop in a supportive environment.

We are continually seeking out new ways to broaden our exposure to underrepresented groups in the aviation industry and to develop a diverse talent pipeline.  Our ERGs support the development of diverse talent internally and promote the acquisition of talent externally.

Business Ethics

Our Code of Conduct ("Code") is a statement of the principles and standards that we expect our employees to follow. Each officer, director and employee is required to use good ethical judgement when conducting business and comply with applicable laws, rules and regulations. The Code describes what is appropriate behavior and guides ethical business decisions that maintain a commitment to integrity. Failure to comply with the Code and applicable laws can have severe consequences for both us and individuals involved, including disciplinary action, civil penalties or criminal prosecution under certain circumstances.

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

ITEM 1A.RISK FACTORS

The following is a description of the principal risks inherent in our business. Any of the risks and uncertainties described below could materially and adversely affect our business, financial condition, and results of operations and should be considered in evaluating us. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition, or results of operations in the future.

Risks Related to Our Business and Industry

We are affected by factors that adversely impact the commercial aviation industry.

As a provider of products and services to the commercial aviation industry, we are greatly affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected in the past by geopolitical events and conflicts, weather related events, natural disasters, disruption to fuel and oil production and supply shortages, high fuel and oil prices, environmental concerns (including climate change), lack of capital, and weak economic conditions. As a result of these and other events, from time to time certain of our customers have filed for bankruptcy protection or ceased operation. The impact of instability in the global financial markets may lead airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, engines, and aircraft.

A reduction in the operating fleet of aircraft both in the U.S. and abroad will result in reduced demand for parts support and maintenance activities for the type of aircraft affected. A deteriorating airline environment may also result in additional airline bankruptcies, and in such circumstances we may not be able to fully collect outstanding accounts receivable, which was recently seen over the past year during the COVID-19 pandemic. Reduced demand from customers caused by weak economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations. As an example, over the past year, as a result of the COVID-19 pandemic, which reduced demand, our revenue decreased by 20% largely due to reduced demand attributable to the COVID-19 pandemic.

Our business, financial condition, results of operations, and growth rates have been and may continue to be adversely affected by these and other events that impact the aviation industry, including the following:

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

Our sales to branches, agencies and departments of the U.S. government and their contractors were $738.8 million (44.7% of consolidated sales) in fiscal 2021 (See Note 14 of Notes to Consolidated Financial Statements). The majority of our U.S. government sales is for products and services supporting DoD logistics and mobility strategy and DoS flight operations and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government and their contractors are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop deployment worldwide, competitive bidding, U.S. government funding, requirements generated by world events, and budgetary constraints.

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

In addition, U.S. government programs budgets could be negatively impacted under President Biden’s administration, including possible policy changes on defense spending, spending priorities outside defense, reduction in military presence overseas and in general pressure to reduce U.S. defense spending. A significant reduction in defense spending could result in a reduction in the amount of our products and services furnished to the U.S. government.

In light of COVID-19, and the corresponding decrease in commercial airline activity, the percentage of our revenue that comes from government contracts increased and became more important to our overall business, which heightens the possible adverse effects on our results of operations and financial condition of any reduction in the sales levels of our U.S. government contracts.

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

We currently perform airframe maintenance, repair, and overhaul activities at six leased locations. If our maintenance facilities become unavailable either temporarily or permanently due to labor disruptions or circumstances beyond our control, such as geopolitical developments or logistical complications arising from acts of war, cyber-attacks, weather, global climate change, earthquakes or other natural disasters including public health crises, we may be unable to shift such work to other facilities or to make up for lost work.  Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. In addition, certain airlines operate certain new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft nor technicians trained and certified to perform the required airframe maintenance, repair, and overhaul activities. If either the number of aircraft operating or the level of outsourcing of maintenance activities declines, we may not be able to execute our operational and financial plans at our maintenance, repair, and overhaul facilities, which could adversely affect our results of operations and financial condition.

Our operations would be adversely affected by a shortage of skilled personnel or work stoppages.

Our business has historically been dependent on educated and skilled aviation mechanics because of the complex nature of many of our products and services. We face competition for management and qualified technical personnel from other companies and organizations. Furthermore, we have a collective bargaining agreement covering approximately 200 employees (4% of employees).  Beginning in April 2020, we furloughed a significant portion of our skilled workforce as a result of the negative impact the COVID-19 pandemic has had on the demand for our services, with those employees being either terminated or brought back to work by November 16, 2020.  Although we took measures to maintain good relationships with our workforce, there can be no assurance that the act of furloughing our employees did not damage employee relations or negatively impact our ability to be an employer of choice in our field. As the demand for skilled personnel begins to return to pre-COVID-19 levels, if we are unable to quickly reassemble our skilled workforce and subsequently retain a sufficient number of skilled personnel, or we experience a significant or prolonged work stoppage in such an environment, our ability to secure new work and our results of operations and financial condition could be adversely affected.

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

Any measures adopted to reduce the potential impact of losses resulting from the risks of doing business internationally, may not be adequate, and the regions in which we operate might not continue to be stable enough to allow us to operate profitably or at all.

Acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

We have completed acquisitions in the past and we have discussions with third parties regarding acquisitions on a regular basis.  Acquisitions involve risks, including difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. In addition, acquisitions often require substantial management resources and have the potential to divert our attention from our existing business.  For any businesses we may acquire in the future, we may not be able to execute our operational, financial, or integration plans for the acquired businesses, which could adversely affect our results of operations and financial condition.

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

Our business depends heavily on information technology and computerized systems to communicate and operate effectively. We store sensitive data including proprietary business information, intellectual property and confidential employee or other personal data on our servers and databases. Our systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, ransomware attacks, terrorist acts, natural disasters, power failures, political or social unrest, pandemics or other public health issues or other causes. These threats arise in some cases as a result of our role as a defense contractor.

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

A theft, loss, fraudulent use or misuse of customer, stockholder, employee or our proprietary data by cybercrime or otherwise, noncompliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, new vulnerabilities or other developments will not compromise or breach the security solutions protecting our information technology, networks and systems. A failure of or cyber‐attack on our information systems technology or those of our partners, customers, vendors, or suppliers could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of sales, remediation and increased insurance costs, and interference with regulatory compliance. We have experienced and expect to continue to experience some of these types of cybersecurity threats and incidents, which could be material in the future.

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

Risk Related to Financial Matters

We may need to reduce the carrying value of our assets.

We own and distribute a significant amount of engines, aircraft parts and components, as well as own manufacturing facilities and joint venture investments. Recurring losses in certain operations could require us to evaluate the recoverability of the carrying value of the related assets and recognize an impairment charge through earnings to reduce the carrying value. During fiscal 2020, and 2019, we recognized impairment charges of $11.8 million and $74.1 million, respectively, related to our COCO business which is classified as a discontinued operation. In addition, if aircraft or engines for which we offer replacement parts or supply repair and overhaul services are retired and there are fewer aircraft that require these parts or services, our revenues may decline.

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

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Interest rates under our Revolving Credit Facility (as defined below) are based partly on LIBOR. On March 5, 2021, the UK Financial Conduct Authority, which regulates LIBOR, announced that it would cease publication of the one-week and two-month U.S. dollar LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new U.S. dollar LIBOR based contracts.  The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate which is currently intended to serve as an alternative reference rate to LIBOR. If lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our borrowings. Further, we may need to renegotiate our credit facilities or any other borrowings that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

In addition, our receipt of funding from the Payroll Support Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) requires us to comply with certain covenants. If we do not comply with these covenants, or if the government issues new guidance regarding existing covenants, the government may require us to repay the support given to us.

We currently are prohibited from paying dividends under the Payroll Support Program under the CARES Act and, in the future, may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may adversely affect our share price.

The Payroll Support Program under the CARES Act prohibits the Company from paying dividends to our stockholders through September 30, 2021, accordingly no dividend has been paid since April 2020 or will be paid by the Company prior to September 30 of this year.

After the restrictions on paying dividends under the CARES Act lapse, our ability to pay, maintain or increase cash dividends to our stockholders is subject to the discretion of our Board of Directors and will depend on many factors, including: our ability to comply with financial covenants, the economic condition of the commercial aviation industry, the level and timing of capital expenditures, principal repayments and other capital needs, maintaining our credit ratings, our results of operations, financial condition and liquidity, and legal restrictions on the payment of dividends, including government imposed restrictions. In the future, we may choose to not pay dividends or may not be able to pay dividends, maintain our historical level of dividends, or increase them over time. The failure to maintain or pay dividends may adversely affect our share price.

Risks Related to COVID-19

The COVID-19 pandemic has had a material adverse impact on our business, results of operations, financial condition, and liquidity, and the duration and extent of the pandemic could prolong or increase the adverse impact.

In December 2019, an outbreak of COVID-19 originated in Wuhan, China, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. Many countries, including the United States, declared states of emergency and took steps to restrict air travel, and many companies adopted policies prohibiting non-essential business travel by their employees. Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion has adversely affected travel demand and travel behavior. Passenger airline traffic declined significantly since March 2020, and the decrease has since had a material negative impact on our financial results.

With the roll-out of the COVID-19 vaccines, many countries have started to lift their states of emergency and restrictions on air travel.  With the easing of these restrictions, passenger airline traffic has started to pick-up in the United States, but business travel in particular remains well below pre-pandemic levels. In addition, we have seen and expect to continue to see reduced demand in our non-cargo commercial businesses in certain markets. In some cases, airlines have reduced their operating fleet of aircraft both in the U.S. and abroad which results in reduced demand for parts support and maintenance activities for the type of aircraft affected. Moreover, if the COVID-19 pandemic continues to result in decreased worldwide commercial activity, it could also adversely affect the demand for airline cargo services. Reduced numbers of aircraft flying or flight hours has and will continue to negatively impact the demand for our services, and any prolonged reduction could materially and adversely affect our business, operating results, financial condition, and liquidity.

While some of our employees were able to work remotely during spikes in COVID-19 cases, a significant number can only perform their job functions on site.  We have promulgated policies designed to provide for appropriate protections for employees in light of relevant government guidance. We evaluate and modify these policies as needed on an ongoing basis, but there remains the risk of disruption or reduced efficiency caused by social distancing and other protective measures as well as elevated employee absence because of illness or required quarantines.

In addition, we source parts and components for our business from various suppliers around the world. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support and services. Moreover, a prolonged epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and facilities, travel restrictions for our employees and other disruptions to our business. These impacts have had and could continue to have a material adverse effect on our business, financial condition or results of operations.

We have taken a number of actions in response to decreased demand. In addition to reducing operating expenditures for fiscal 2021, we received financial assistance under the CARES Act. Certain of our subsidiaries received $57.2 million from the U.S. Treasury Department (“Treasury”) through the Payroll Support Program under the CARES Act. In connection with the financial assistance these subsidiaries received under the Payroll Support Program, we are required to comply with certain provisions of the CARES Act, including provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2021; and limitations on the payment of certain employee compensation through March 24, 2022. These restrictions have and may continue to materially affect our operations, and we may not be successful in managing these impacts for the duration of the restrictions. In particular, limitations on compensation may adversely impact our ability to attract and retain senior management or attract other key employees during this critical time.

Risks Related to Legal and Regulatory Matters

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

In addition, we are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts. U.S. government agencies routinely audit government contractors, including the Company, to review performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be misclassified or inaccurately allocated to a specific contract are not reimbursable, and to the extent already reimbursed, must be refunded. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business.

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

Our principal activities in the Expeditionary Services segment are conducted at a facility we own in Cadillac, Michigan.

We also operate sales offices that support all our activities and are leased in London, England; Crawley, England; Paris, France; Rio de Janeiro, Brazil; Tokyo, Japan; Shanghai, China; Singapore, Republic of Singapore; and Dubai, UAE.

We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.LEGAL PROCEEDINGS

Note 15 of the Notes to our Consolidated Financial Statements for the year ended May 31, 2021 contained in Item 8 of this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us.  The information in Note 15 is incorporated by reference in this Item 3.

There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 15 to our Consolidated Financial Statements for the year ended May 31, 2021 contained in this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

Supplemental Item:

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
John M. Holmes	44	Chief Executive Officer and President, Director
Sean M. Gillen	35	Vice President and Chief Financial Officer
Jessica A. Garascia	42	Vice President, General Counsel, Chief Compliance Officer and Secretary
Chris Jessup	43	Vice President, Chief Commercial Officer
Eric S. Pachapa	48	Vice President, Controller and Chief Accounting Officer

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

Ms. Garascia is Vice President, General Counsel, Chief Compliance Officer and Secretary, having served in the capacity of General Counsel and Secretary since February 2020 and Chief Compliance Officer since May 2021.  Prior to joining the Company, from September 2013 through February 2020, Ms. Garascia served in positions of increasing responsibility for USG Corporation, most recently as Deputy General Counsel.  Prior to USG, Ms. Garascia was an attorney for the Museum of Science and Industry and the law firm of Jenner & Block.

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

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “AIR.”  On June 30, 2021, there were approximately 820 holders of common stock, including participants in security position listings.

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock on May 31, 2016 to the Standard and Poor’s (“S&P”) 500 Index and the Proxy Peer Group:

The S&P 500 Index is comprised of domestic industry leaders in four major sectors:  Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market.  The Company’s Fiscal 2021 Proxy Peer Group companies are listed as follows:

Aerojet Rocketdyne Holdings, Inc.	Kaman Corporation
Applied Industrial Technologies, Inc. [a]	Moog Inc.
Barnes Group Inc.	MSC Industrial Direct Co., Inc.
CACI International Inc	Teledyne Technologies Incorporated
Crane Co.	The Timken Company [a]
Cubic Corporation	TriMas Corporation
Curtiss-Wright Corporation	Triumph Group, Inc.
Heico Corporation	Woodward, Inc.
Hexcel Corporation
a	New peer group company added for fiscal 2021 due to its business and financial comparability to the Company.

Two companies were removed from the prior year’s peer group:  Esterline Technologies Corporation and Wesco Aircraft Holdings were acquired.

The Company annually revisits the composition of the peer group to ensure that the Company's performance is measured against those of comparably-sized and situated companies. The mix of the Company's commercial and government/defense markets presents a challenge in constructing a peer group, given that many government/defense contractors have substantially greater resources than the Company.

Dividends

The declaration and payment of cash dividends is at the discretion of our Board of Directors and will be dependent upon our future earnings, cash flows, financial condition, capital requirements and any government restrictions.  Specifically, the Payroll Support Program under the CARES Act prohibits the Company from paying stock dividends through September 30, 2021, accordingly no dividend will be paid by the Company prior to that time.

ITEM 6. (Reserved)

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)

Background and Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K.  For a discussion of the comparison of fiscal 2020 and 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended May 31, 2020 (filed July 20, 2020).

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may also be identified because they contain words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘likely,’’ ‘‘may,’’ ‘‘might,’’ ‘‘plan,’’ ‘‘potential,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘seek,’’ ‘‘should,’’ ‘‘target,’’ ‘‘will,’’ ‘‘would,’’ or similar expressions and the negatives of those terms.  These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties, including those factors discussed under Item 1A, “Risk Factors,” that could cause actual results to differ materially from those anticipated.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control.  We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Business Trends and Outlook

Fiscal 2021 began with our focus centered on managing through the COVID-19 pandemic to ensure the safety of our team and navigating the unprecedented decline in commercial passenger flight hours.  Our sales to commercial customers in fiscal 2021 decreased by $486.8 million or 37.6% from the prior year as the impact from COVID-19 affected all of our commercial businesses.

To mitigate the impact of COVID-19, we implemented a number of actions since the onset of the COVID-19 pandemic to align our costs with the anticipated lower levels of demand.  These actions included facility consolidations, exiting or restructuring several underperforming contracts, and eliminating discretionary spending.  We also implemented actions to reduce our fixed and variable cost base which will support improved operating efficiencies and margins as commercial demand recovers.

In addition to these actions, we have also taken steps to focus on our core aviation services offering by continuing the divestiture of non-core businesses.  Following the fiscal 2020 exit from our Contractor-Owned, Contractor-Operated (“COCO”) business, we completed the sale of our composites manufacturing business in early fiscal 2021.  All of these actions have simplified our portfolio and improved efficiency in our operations to position us to drive higher returns on capital.

As we continued to successfully execute on our recent government contract awards over the last few years, we achieved strong sales growth in fiscal 2021 with our government customers as sales increased $67.1 million or 8.6% over the prior year.  This growth was driven from recent contract awards such as the $118 million contract from the Naval Air Systems Command in support of the U.S. Marine Corps for the procurement, modification and delivery of two C-40 aircraft.

During fiscal 2021, we also maintained a strong focus on working capital management with cash flows from operating activities from continuing operations of $108.5 million.  Borrowings outstanding under the Revolving Credit Facility were $109.5 million at May 31, 2021 with an availability on the facility of $471.3 million.

Over the long-term, we expect to see strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers.  We believe long-term commercial aftermarket growth trends are favorable.  As we continue to experience growth in our government businesses and recovery in some commercial markets, our long-term strategy continues to emphasize investing in the business and capitalizing on opportunities in those markets.

Results of Operations – Fiscal 2021 Compared with Fiscal 2020

Sales and gross profit for our two business segments for the two years ended May 31, 2021 and 2020 were as follows:

	For the Year Ended May 31,
	2021	2020	% Change
Sales:
Aviation Services
Commercial	$793.9	$1,268.9	(37.4)%
Government and defense	759.8	695.3	9.3%
	$1,553.7	$1,964.2	(20.9)%
Expeditionary Services
Commercial	$12.5	$24.3	(48.6)%
Government and defense	86.1	83.5	3.1%
	$98.6	$107.8	(8.5)%

	For the Year Ended May 31,
	2021	2020	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$136.2	$148.0	(8.0)%
Government and defense	127.0	119.3	6.5%
	$263.2	$267.3	(1.5)%
Expeditionary Services
Commercial	$(1.1)	$(3.6)	69.4%
Government and defense	13.8	5.5	150.9%
	$12.7	$1.9	568.4%

Aviation Services Segment

Sales in the Aviation Services segment decreased $410.5 million or 20.9% from the prior year.  Sales to government and defense customers increased $64.5 million or 9.3% primarily attributable to new contracts recently awarded.  During fiscal 2021, sales in this segment to commercial customers decreased $475.0 million or 37.4% from the prior year.  The decrease in sales to commercial customers was primarily attributable to the impact of COVID-19 and the resultant decrease in commercial passenger air traffic which significantly reduced our volumes in our supply chain and MRO activities.

Changes in estimates and assumptions related to our programs accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  In fiscal 2021, we recognized favorable and unfavorable cumulative catch-up adjustments of $16.1 million and $4.1 million, respectively, compared to favorable and unfavorable cumulative catch-up adjustments of $6.1 million and $2.2 million, respectively, in fiscal 2020.  When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $12.0 million and $3.9 million for fiscal 2021 and 2020, respectively.  These adjustments primarily relate to our long-term programs where we provide component inventory management and/or repair services.

Cost of sales in Aviation Services decreased $406.4 million or 23.9% from the prior year which was largely in line with the sales decrease of 20.9% discussed above.  Gross profit in the Aviation Services segment decreased $4.1 million or 1.5% from the prior year.  Gross profit in this segment on sales to commercial customers decreased $11.8 million or 8.0% from the prior year primarily due to the COVID-19 impact discussed above.  The impact of COVID-19 on our gross profit on sales to commercial customers was partially mitigated by a net benefit of $53.8 million in government workforce subsidies from the Payroll Support Program in the CARES Act and other subsidies provided by foreign governments.

Gross profit on sales to commercial customers was also impacted in fiscal 2021 from asset impairment charges of $8.4 million.  In fiscal 2020, gross profit on sales to commercial customers was impacted by contract termination and restructuring charges of $31.3 million across certain power-by-the-hour contracts, impairment charges of $6.9 million related to the exit of certain product lines across our operations and $4.3 million related to the closure of our Duluth airframe maintenance facility.

The gross profit margin on sales to commercial customers increased to 17.2% from 11.7% in the prior year with the increased margin largely attributable to the net benefit from the government workforce subsidies.

Gross profit on sales to government and defense customers increased $7.7 million or 6.5% over the prior year. Gross profit margin on sales to government and defense customers decreased to 16.7% from 17.2% as the gross profit margin on our recent contract awards is lower than our existing government and defense activity.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $9.2 million or 8.5% from the prior year primarily due to the divestiture of our composites manufacturing business.

Gross profit in the Expeditionary Services segment increased $10.8 million or 568.4% over the prior year due to the divestiture of our composites manufacturing business as it was not profitable in the prior year period.  Gross profit margin increased to 12.9% from 1.8% in the prior year primarily as a result of such divestiture.

Provision for Doubtful Accounts

Provision for doubtful accounts increased $3.1 million from the prior year primarily related to increased customer credit charges in fiscal 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $38.2 million from the prior year due to our actions to reduce both our fixed and variable cost structure in light of the reduced commercial volumes resulting from the COVID-19 pandemic.  As a percent of sales, selling, general and administrative expenses increased to 11.0% in fiscal 2021 from 10.6% in fiscal 2020.  This increase is primarily attributable to the significant decrease in commercial sales more than offsetting the favorable impact from the cost reduction actions.

Interest Expense

Interest expense decreased $4.3 million in fiscal 2021 reflecting the impact of both lower average borrowing rates and average borrowings on our Revolving Credit Facility during fiscal 2021.

Income Taxes

Our fiscal 2021 effective income tax rate for continuing operations was 28.2% compared to 18.4% in the prior year.  In fiscal 2021, we recognized additional tax expense of $0.7 million for stock compensation while we recognized favorable excess tax benefits of $2.1 million related to stock compensation in fiscal 2020.

Discontinued Operations

Loss from discontinued operations was $10.5 million in fiscal 2021 compared to $20.4 million in the prior year.  The fiscal 2021 loss was primarily attributable to an $11.0 million increase in our legal reserve to reflect the agreement with the U.S. Department of Justice to settle their investigation of our COCO business under the federal civil False Claims Act.  The prior period loss includes both operating losses incurred by our COCO business prior to the sale of its last operating contract in the fourth quarter of fiscal 2020 and impairment charges of $11.8 million.

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

We maintain a Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders, which provides the Company an aggregate revolving credit commitment of $600 million that matures September 25, 2024.  Under certain circumstances, we have the ability to request, but our lenders are not required to grant, an increase to the revolving credit commitment by an aggregate amount of up to $300 million, not to exceed $900 million in total.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 87.5 to 175 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 75 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at May 31, 2021 were $109.5 million and there were approximately $19.2 million of outstanding letters of credit, which reduced the availability of this facility to $471.3 million. There are no other terms or covenants limiting the availability of this facility.

As of May 31, 2021, we also had other financing arrangements that did not limit availability on our Revolving Credit Facility including outstanding letters of credit of $11.6 million and foreign lines of credit of $10.4 million.

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

The term loan under the Credit Agreement is due in full at the expiration of the Credit Agreement on November 1, 2021. We intend to retire this loan at maturity using proceeds from our Revolving Credit Facility.

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

Receivables sold under the Purchase Agreement during fiscal 2021, 2020, and 2019 were $440.6 million, $746.4 million, and $744.2 million, respectively.  Amounts remitted to the Purchaser on their behalf during fiscal 2021, 2020, and 2019 were $476.3 million, $758.3 million, and $729.7 million, respectively.  As of May 31, 2021 and May 31, 2020, we had collected cash of $8.4 million and $20.0 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

At May 31, 2021, we complied with all financial and other covenants under each of our financing arrangements.

Cash Flows – Fiscal 2021 Compared with Fiscal 2020

Cash Flows from Operating Activities

Net cash provided from operating activities–continuing operations was $108.5 million in fiscal 2021 compared to cash used of $19.1 million in fiscal 2020.  The increase from the prior period of $127.6 million was primarily attributable to a reduction in inventory levels and the proceeds of a $48.5 million grant from the Payroll Support Program of the CARES Act.  These items were partially offset by a $25 million license fee paid to Unison Industries for our expanded and extended exclusive distribution agreement and the timing of our cash receipts and disbursements on long-term programs.

Cash Flows from Investing Activities

Net cash used in investing activities–continuing operations was $0.5 million in fiscal 2021 compared to $24.8 million in fiscal 2020.  The decrease over the prior period was primarily related to lower expenditures for property and equipment in the current year period as compared to the prior year period.  In addition, we received proceeds of $10.0 million from the termination of split-dollar life insurance policies in fiscal 2021.

Cash Flows from Financing Activities

Net cash used in financing activities–continuing operations was $469.5 million in fiscal 2021 compared to cash provided of $444.5 million in fiscal 2020.  The decrease was primarily related to the repayment in fiscal 2021 of the additional draw down on our Revolving Credit Facility from late fiscal 2020.  These funds were originally drawn in late fiscal 2020 as a precautionary measure in light of the economic and market uncertainty presented by COVID-19.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2021 is as follows:

	Payments Due by Period
		Due in	Due in	Due in	Due in	Due in	After
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2022	2023	2024	2025	2026	2026
On Balance Sheet:
Bank borrowings	$135.2	$25.7	$—	$—	$109.5	$—	$—
Facilities and equipment operating leases	84.9	13.7	11.9	9.9	8.8	7.7	32.9
Interest[1]	7.2	2.2	2.2	2.1	0.7	—	—

Off Balance Sheet:
Purchase obligations[2]	381.7	102.2	208.5	53.0	15.2	2.0	0.8
Pension contribution[3]	2.3	2.3	—	—	—	—	—

Notes:

1	Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2021.
2	Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.
3	Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. For our Netherlands pension plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $2.3 million to our pension plans during fiscal 2022.

We routinely issue letters of credit and performance bonds in the ordinary course of business.  These instruments are typically issued in conjunction with insurance contracts or other business requirements.  The total of these instruments outstanding at May 31, 2021 was $30.8 million.

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

As of May 31, 2021, we had three reporting units, which included two in our Aviation Services segment (Aviation Supply Chain and Maintenance, Repair, and Overhaul) and one comprised of our Expeditionary Services segment.  In fiscal 2021 and 2019, we utilized the qualitative assessment approach for all reporting units.  Under this approach, we considered the overall industry and market conditions related to the aerospace and government/defense markets as well as conditions in the global capital markets.  We also considered the long-term forecasts for each reporting unit, which incorporated specific opportunities and risks, working capital requirements, and capital expenditure needs.  We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at the respective measurement dates, and thus no impairment charges were recorded in those fiscal years.

In fiscal 2020, we elected to forego the qualitative assessment due to the unprecedented impact of COVID-19 and utilized a quantitative assessment approach for all reporting units.  We estimated the fair value of each reporting unit using primarily an income approach based on discounted cash flows.  The assumptions we used to estimate the fair value of our reporting units are based on historical performance, as well as forecasts used in our business plan, and required considerable management judgment in light of the impact of COVID-19.  Our Aviation Services reporting units were impacted by the reduced numbers of commercial aircraft flying and the overall decline in flight hours.  We incorporated the decline in demand from commercial airline customers followed by a multiple year recovery as passenger miles and flight hours progressively increase.

We used discount rates based on our consolidated weighted average cost of capital which was adjusted for each of our reporting units based on their specific risk, size, and industry characteristics.  The fair value measurements used for our goodwill impairment testing used significant unobservable inputs, which reflected our own assumptions about the inputs that market participants would use in measuring fair value.  The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items.

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

In conjunction with the decision to exit certain product lines and facilities, we recognized inventory impairment charges of $3.9 million in fiscal 2020.  We also recognized rotable asset impairment charges of $1.9 million in fiscal 2020 in conjunction with reclassifying the rotable assets as inventory held for sale.  In fiscal 2021, we recognized additional impairment charges of $1.4 million on these assets.

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

In addition, we currently have past due accounts receivable owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia, Peru, and Spain.  Our past due accounts receivable owed by these customers was $4.7 million as of May 31, 2021 which was net of allowance for doubtful accounts of $8.8 million.

Impairment of Long-Lived Assets

We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows.  When applying accounting standards addressing impairment of long-lived assets, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future sales volumes or lease rates, expected changes to cost structures, lease terms, residual values, market conditions, and trends impacting future demand.  Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of long-lived assets.  We recognized pre-tax asset impairment charges related to our COCO business of $11.8 million and $74.1 million in fiscal 2020 and 2019, respectively, related to assets included in our COCO business, which is classified as a discontinued operation.  In our Expeditionary Services segment, we consolidated manufacturing facilities and recognized impairment and related charges of $2.6 million during fiscal 2021.

We maintain a significant inventory of rotable parts and equipment to service customer aircraft and components.  Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components, and are reworked to a useable condition.  We may have to recognize an impairment of our rotable parts and equipment if we discontinue using or servicing certain aircraft models or if an older aircraft model is phased-out in the industry.  In light of declines in commercial airline volumes and commercial program contract terminations, we evaluated future cash flows related to certain rotable assets supporting long-term programs and recognized asset impairment charges of $5.8 million and $1.9 million in fiscal 2021 and 2020, respectively.

Pension Plans

The projected benefit obligation for our benefit plans exceeds our plan assets by $0.6 million as of May 31, 2021.  This underfunded position is driven by our Netherlands plan where its projected benefit obligation exceeds its plan assets by $6.6 million.  For our U.S. plans, assets exceed the projected benefit obligations by $6.0 million.

The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

AAR uses discount rates to measure our benefit obligation and net periodic benefit cost for our pension plans.  We used a broad population of Aa-rated corporate bonds as of May 31, 2021 to determine the discount rate assumption.  All bonds were denominated in U.S. Dollars, with a minimum outstanding of $50.0 million.  This population of bonds was narrowed from a broader universe of over

500 Moody’s Aa-rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and the bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension plan liabilities.  This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the domestic plans.  The discount rate is the single level rate that produces the same result as the spot rate curve.

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

New Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.  This ASU requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. This ASU also requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast of the collectability of the related financial asset.  Our adoption of this ASU on June 1, 2020 did not have a material impact on our Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable.  See Note 1 of Notes to Consolidated Financial Statements for a discussion on accounts receivable exposure.

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates.  A 10 percent increase in the average interest rate affecting our financial instruments, including the average outstanding balance of our debt obligations would not have had a significant impact on our pre-tax income during fiscal 2021.

Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations during fiscal 2021.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AAR CORP.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended May 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three year period ended May 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 20, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of June 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.

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

Assessment of the write-down of inventories

As discussed in Note 1 to the consolidated financial statements, the inventory balance as of May 31, 2021 was $540.6 million. The Company records inventory within the Aviation Services segment at the lower of cost or net realizable value. The write-

down of slow moving inventory is recorded for excess or obsolete inventory based on certain inputs and assumptions used to determine the net realizable value. These assumptions include the number of days transpiring from the date the inventory was originally received and the historical sales of inventory to determine recovery rates. Other inputs include current and expected future aviation usage trends, replacement values, expected future demand, and historical scrap recovery rates.

We identified the assessment of the write-down of inventories for a portion of the inventory within the Aviation Services segment as a critical audit matter. The primary inputs and assumptions used in determining the write-down of slow moving inventory include the historical recovery rates, which are based on the number of days transpiring from the date the inventory was originally received, the historical sales of inventory, and the identification of specific inventories associated with aircraft with declining usage trends. The assessment of these inputs required a higher degree of subjective auditor judgment in evaluating the future customer demand for slow moving inventory.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s inventory process, including controls over the Company’s evaluation of the impact on the estimate of net realizable value based on 1) the number of days transpiring from the date the inventory was originally received, 2) historical sales of inventory, and 3) specific inventories associated with aircraft with declining usage trends. We also tested relevant information technology application controls over the determination of the number of days transpiring from the date the inventory was originally received. We evaluated the write-down to determine that it was recorded using the Company’s policy based on the number of days transpiring from the date the inventory was originally received and the recovery rates of existing inventory based on historical sales. We also assessed that the recovery rates applied to slow moving inventory were consistent with historical sales of these inventory items. We assessed the identification of specific inventory with declining usage trends by evaluating external industry information.

Evaluation of the estimate of costs at completion of certain performance obligations

As discussed in Note 1 to the consolidated financial statements, for revenue in the Aviation Services segment with performance obligations that are satisfied over time, the Company recognizes revenue using the cost-to-cost input method, which depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of costs incurred to date to the estimated total costs at completion of the performance obligation. The net favorable cumulative catch-up adjustments recognized during fiscal year 2021 associated with Aviation Services revenue recognized over time totaled $12.0 million, which resulted from changes in the estimated billings and costs at completion of the performance obligations.

We identified the evaluation of the estimate of total costs at completion of the performance obligations for certain contracts within the Aviation Services segment as a critical audit matter. The key inputs and assumptions used in determining the revenue to be recognized include current and future costs to support the program, and future labor costs. The testing of the key inputs and assumptions required the application of subjective auditor judgment because of the estimation uncertainty associated with the inputs and assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over 1) the assessment of the estimated future costs, 2) actual costs incurred for each performance obligation that are used by the Company in their assessment of the measure of progress, and 3) the approval of costs recorded for each performance obligation to assess the allowability per the contract. We obtained the Company’s forecast for the cost of a selection of Aviation Services revenue contracts and assessed that the measure of progress was determined using actual costs to date plus the estimated future costs to support the satisfaction of performance obligations. We selected a sample of contract costs where revenue is recognized over time to test actual fiscal year 2021 program costs by comparing them to underlying documentation. We evaluated the Company’s historical estimates to assess their consistency with the Company’s historical actual costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 1985.

Chicago, Illinois
July 20, 2021

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2021	2020	2019

	(In millions, except per share data)
Sales:
Sales from products	$934.9	$1,090.0	$1,124.3
Sales from services	717.4	982.0	927.5
	1,652.3	2,072.0	2,051.8
Costs and operating expenses:
Cost of products	773.8	900.0	915.0
Cost of services	602.6	902.8	807.0
Provision for doubtful accounts	8.5	5.4	15.8
Selling, general and administrative	182.4	220.6	215.4
	1,567.3	2,028.8	1,953.2
Earnings (Loss) from joint ventures	0.2	(1.9)	(0.3)
Operating income	85.2	41.3	98.3
Loss on sale of business	(20.2)	—	—
Other income (expense), net	4.3	(2.1)	(0.8)
Interest expense	(5.0)	(9.3)	(9.5)
Interest income	0.2	0.5	1.0
Income from continuing operations before provision for income taxes	64.5	30.4	89.0
Provision for income taxes	18.2	5.6	4.9
Income from continuing operations	46.3	24.8	84.1
Loss from discontinued operations, net of tax	(10.5)	(20.4)	(76.6)
Net income	$35.8	$4.4	$7.5

Earnings per share – basic:
Earnings from continuing operations	$1.31	$0.71	$2.42
Loss from discontinued operations	(0.30)	(0.59)	(2.22)
Earnings per share – basic	$1.01	$0.12	$0.20

Earnings per share – diluted:
Earnings from continuing operations	$1.30	$0.71	$2.40
Loss from discontinued operations	(0.30)	(0.58)	(2.19)
Earnings per share – diluted	$1.00	$0.13	$0.21

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended May 31,
	2021	2020	2019

	(In millions)
Net income	$35.8	$4.4	$7.5
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax	5.9	0.1	(2.4)
Unrecognized pension and post retirement costs, net of tax benefit (expense) of $5.2 in 2021, $(1.0) in 2020, and $(1.7) in 2019	20.4	(3.8)	(6.5)
Total other comprehensive income (loss), net of tax	26.3	(3.7)	(8.9)
Comprehensive income (loss)	$62.1	$0.7	$(1.4)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2021	2020

	(In millions, except share data)
Current assets:
Cash and cash equivalents	$51.8	$404.7
Restricted cash	8.4	20.0
Accounts receivable, net	166.7	171.9
Contract assets	71.9	49.3
Inventories	540.6	623.1
Rotable assets and equipment on or available for short-term lease	50.4	69.6
Assets of discontinued operations	19.5	22.9
Prepaid expenses and other current assets	27.7	77.2
Total current assets	937.0	1,438.7

Property, plant and equipment, at cost:
Land	3.3	4.5
Buildings and improvements	114.7	112.4
Equipment and furniture and fixtures	262.2	265.3
	380.2	382.2
Accumulated depreciation	(260.2)	(246.5)
	120.0	135.7

Other assets:
Goodwill and intangible assets, net	123.8	121.7
Operating lease right-of-use assets, net	75.8	89.7
Rotable assets supporting long-term programs	184.3	211.7
Other non-current assets	98.8	81.5
	482.7	504.6
	$1,539.7	$2,079.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2021	2020

	(In millions, except share data)
Current liabilities:
Accounts payable	127.2	191.6
Accrued liabilities	174.2	161.6
Liabilities of discontinued operations	35.4	29.9
Total current liabilities	336.8	383.1

Long-term debt	133.7	600.0
Operating lease liabilities	59.9	70.9
Deferred revenue on long-term contracts	5.4	88.0
Other liabilities	29.5	34.4
	228.5	793.3
Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	479.8	478.6
Retained earnings	741.7	706.0
Treasury stock, 9,925,551 and 10,203,437 shares at cost, respectively	(274.1)	(282.7)
Accumulated other comprehensive loss	(18.3)	(44.6)
Total equity	974.4	902.6
	$1,539.7	$2,079.0

The accompanying notes to consolidated financial statements

are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2020

(In millions)					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity
Balance, May 31, 2018	$45.3	$470.5	$733.2	$(280.7)	$(32.0)	$936.3
Cumulative effect adjustment upon adoption of ASC 606 on June 1, 2018	—	—	(20.4)	—	—	(20.4)
Net income	—	—	7.5	—	—	7.5
Cash dividends	—	—	(10.5)	—	—	(10.5)
Stock option activity	—	3.5	—	4.1	—	7.6
Restricted stock activity	—	5.4	—	(0.8)	—	4.6
Repurchase of shares	—	—	—	(10.3)	—	(10.3)
Other comprehensive loss, net of tax	—	—	—	—	(8.9)	(8.9)
Balance, May 31, 2019	$45.3	$479.4	$709.8	$(287.7)	$(40.9)	$905.9
Cumulative effect adjustment upon adoption of ASC 842 on June 1, 2019	—	—	2.5	—	—	2.5
Net income	—	—	4.4	—	—	4.4
Cash dividends	—	—	(10.7)	—	—	(10.7)
Stock option activity	—	3.1	—	8.3	—	11.4
Restricted stock activity	—	(3.9)	—	0.8	—	(3.1)
Repurchase of shares	—	—	—	(4.1)	—	(4.1)
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
Balance, May 31, 2020	$45.3	$478.6	$706.0	$(282.7)	$(44.6)	$902.6
Net income	—	—	35.8	—	—	35.8
Cash dividends	—	—	(0.1)	—	—	(0.1)
Stock option activity	—	3.6	—	3.0	—	6.6
Restricted stock activity	—	(2.4)	—	5.6	—	3.2
Other comprehensive income, net of tax	—	—	—	—	26.3	26.3
Balance, May 31, 2021	$45.3	$479.8	$741.7	$(274.1)	$(18.3)	$974.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended May 31,
	2021	2020	2019
Cash flows provided from (used in) operating activities:
Net income	$35.8	$4.4	$7.5
Less: Loss from discontinued operations	(10.5)	(20.4)	(76.6)
Income from continuing operations	46.3	24.8	84.1
Adjustments to reconcile income to net cash provided from (used in) operating activities:
Depreciation and intangible amortization	36.3	43.7	42.8
Stock-based compensation expense	9.2	7.3	13.5
Provision for doubtful accounts	8.5	5.4	15.8
Deferred tax provision (benefit)	8.4	0.5	(5.0)
Loss (Earnings) from joint ventures	(0.2)	1.9	0.3
Customer contract termination and restructuring costs	2.2	31.3	—
Impairment charges	9.1	8.1	—
Loss on sale of business	20.2	—	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(4.5)	14.8	(34.4)
Contract assets	(26.4)	9.9	(9.7)
Inventories	74.9	(94.5)	(80.9)
Prepaid expenses and other current assets	49.8	(40.1)	(10.9)
Rotable assets supporting long-term programs	9.1	(22.1)	(49.2)
Accounts payable	(62.6)	4.1	17.5
Accrued and other liabilities	17.1	0.5	22.9
Deferred revenue on long-term programs	(83.0)	(14.6)	44.4
Other	(5.9)	(0.1)	9.3
Net cash provided from (used in) operating activities—continuing operations	108.5	(19.1)	60.5
Net cash provided from (used in) operating activities—discontinued operations	(3.3)	(17.0)	6.9
Net cash provided from (used in) operating activities	105.2	(36.1)	67.4
Cash flows used in investing activities:
Property, plant and equipment expenditures	(11.3)	(23.6)	(17.4)
Proceeds from termination of life insurance policies	10.0	—	—
Other	0.8	(1.2)	(1.1)
Net cash used in investing activities–continuing operations	(0.5)	(24.8)	(18.5)
Net cash used in investing activities—discontinued operations	—	—	(0.5)
Net cash used in investing activities	(0.5)	(24.8)	(19.0)
Cash flows provided from (used in) financing activities:
Short-term borrowings (repayments), net	(470.0)	459.5	(10.0)
Repayments on long-term borrowings	—	—	(25.0)
Cash dividends	(0.1)	(10.7)	(10.5)
Purchase of treasury stock	—	(4.1)	(10.3)
Stock compensation activity	0.6	1.1	8.5
Other	—	(1.3)	—
Net cash provided from (used in) financing activities—continuing operations	(469.5)	444.5	(47.3)
Net cash used in financing activities—discontinued operations	—	—	(1.4)
Net cash provided from (used in) financing activities	(469.5)	444.5	(48.7)
Effect of exchange rate changes on cash	0.3	—	(0.2)
Increase (Decrease) in cash and cash equivalents	(364.5)	383.6	(0.5)
Cash, cash equivalents, and restricted cash at beginning of year	424.7	41.1	41.6
Cash, cash equivalents, and restricted cash at end of year	$60.2	$424.7	$41.1

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

Certain reclassifications have been made to the 2020 presentation to conform to the 2021 presentation.

New Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.  This ASU requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. This ASU also requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast of the collectability of the related financial asset.  Our adoption of this ASU on June 1, 2020 did not have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which amended the existing accounting standards for lease accounting. ASC 842 requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for most lease arrangements, including those classified as operating leases. In addition, ASC 842 requires new qualitative and quantitative disclosures about our leasing activities.

We adopted ASC 842 on June 1, 2019 using the modified retrospective transition approach.  Under that approach, prior periods have not been restated and continue to be reported under the accounting standards in effect for those periods.  We elected the package of practical expedients, which must be elected as a package and applied consistently to all leases.  This package permitted us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we elected the practical expedients to not separate lease and non-lease components for both lessee and lessor relationships and to not apply the recognition requirements to leases with terms of less than twelve months.

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

Our performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to our customers.  The majority of our sales from products typically represent distinct performance obligations and are recognized at a point in time upon transfer of control to the customer, which generally occurs upon shipment.  In connection with certain sales of products, we also provide logistics services, which include inventory management, replenishment, and other related services.  The price of such services is generally included in the price of the products delivered to the customer, and revenues are recognized upon delivery of the product, at which point the customer has obtained control of the product.  We do not account for these services separate from the related product sales as the services are inputs required to fulfill part orders received from customers.

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

Favorable and unfavorable cumulative catch-up adjustments were as follows:

	May 31,
	2021	2020	2019
Favorable cumulative catch-up adjustments	$16.1	$6.1	$8.0
Unfavorable cumulative catch-up adjustments	(4.1)	(2.2)	(2.1)
Net cumulative catch-up adjustments	$12.0	$3.9	$5.9

Contract Assets and Liabilities

The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. When an unconditional right to consideration exists, we record an unbilled receivable. When amounts are dependent on factors other than the passage of time in order for payment from a customer to be due, we record a contract asset which consists of costs incurred where revenue recognized over time using the cost-to-cost model exceeds the amounts billed to customers. Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. Contract assets and contract liabilities are determined on a contract-by-contract basis.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Net contract assets and liabilities are as follows:

	May 31,
	2021	2020	Change
Contract assets – current	$71.9	$49.3	$22.6
Contract assets – non-current	21.6	22.4	(0.8)
Contract liabilities – current	(25.9)	(11.2)	(14.7)
Deferred revenue on long-term contracts	(5.4)	(88.0)	82.6
Net contract assets (liabilities)	$62.2	$(27.5)	$89.7

Contract assets – non-current is reported within Other non-current assets, and Contract liabilities – current is reported within Accrued Liabilities on our Consolidated Balance Sheet.  Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

During the fiscal 2021 and 2020, we terminated or restructured certain commercial power-by-the-hour (“PBH”) customer contracts resulting in charges of $5.7 million and $31.3 million, respectively.  Some of these contracts were deemed loss contracts requiring the establishment of forward loss reserves for the total estimated costs that are in excess of the total estimated consideration over the remainder of the contracts.

As of May 31, 2021, our Consolidated Balance Sheet included remaining forward loss reserves of $3.0 million with $2.8 million classified as current in Accrued liabilities and $0.2 million classified as long-term in Other liabilities.

One of our PBH customers notified us in June 2021 that the contract would be terminating earlier than originally anticipated. In conjunction with the early termination, we expect to recognize contract asset and rotable asset impairment charges of $5.0 to $10.0 million in the first quarter of fiscal 2022.

To support our PBH customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services.  The agreement included certain minimum repair volume guarantees which we have not met due to the impact of COVID-19 on commercial passenger aircraft flight hours.  During fiscal 2021, we recognized a $4.5 million charge to reflect our estimated obligation over the remainder of the agreement for not achieving the minimum volume guarantees. As of May 31, 2021, our Consolidated Balance Sheet included remaining loss reserves of $2.9 million with $1.5 million classified as current in Accrued liabilities and $1.4 million classified as long-term in Other liabilities.

Changes in our deferred revenue were as follows:

	Year ended May 31,
	2021	2020
Deferred revenue at beginning of period	$(99.2)	$(96.4)
Revenue deferred	(251.4)	(417.2)
Revenue recognized	318.2	410.5
Other	1.1	3.9
Deferred revenue at end of period	$(31.3)	$(99.2)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Remaining Performance Obligations

As of May 31, 2021, we had approximately $750 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months, with approximately 45% of the remaining balance recognized over the next three years.  The amount of remaining performance obligations, which is expected to be recognized as revenue beyond 12 months, primarily relates to our long-term, PBH programs where we provide component inventory management and/or repair services.

Financial Instruments and Concentrations of Market or Credit Risk

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables.  While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry.  The composition of our accounts receivable is as follows:

	May 31,
	2021	2020
U.S. Government contracts:
Trade receivables	$24.1	$33.9
Unbilled receivables	25.2	27.4
	49.3	61.3
All other customers:
Trade receivables	104.9	81.7
Unbilled receivables	12.5	28.9
	117.4	110.6
	$166.7	$171.9

In addition, we currently have past due accounts receivable owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia, Peru, and Spain.  Our past due accounts receivable owed by these customers was $4.7 million as of May 31, 2021 which was net of allowance for doubtful accounts of $8.8 million.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Our allowance for doubtful accounts also includes reserves for estimated product returns based on historical return rates. The reserve for estimated product returns is recognized as a reduction to sales with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned.

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

The change in our allowance for doubtful accounts was as follows:

	May 31,
	2021	2020	2019
Balance, beginning of year	$22.1	$16.0	$7.5
Provision charged to operations	8.5	5.4	15.8
Recoveries, deductions for accounts written off and other reclassifications	(14.2)	0.7	(7.3)
Balance, end of year	$16.4	$22.1	$16.0

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

As of May 31, 2021, we had three reporting units, which included two in our Aviation Services segment (Aviation Supply Chain and Maintenance, Repair, and Overhaul) and one comprised of our Expeditionary Services segment. We utilized the qualitative assessment approach for all reporting units which considers general economic conditions, industry specific performance, changes in reporting unit carrying values, and assumptions used in the most recent fair value calculation. We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at May 31, 2021, and thus no impairment charges were recorded.

In fiscal 2020, we elected to forego the qualitative assessment due to the unprecedented impact of the COVID-19 pandemic and utilized a quantitative assessment approach for all reporting units. We estimated the fair value of each reporting unit using primarily an income approach based on discounted cash flows. The assumptions we used to estimate the fair value of our reporting units were based on historical performance, as well as forecasts used in our business plan and required considerable management judgment in light of the impact of COVID-19. We used discount rates based on our consolidated weighted average cost of capital which is adjusted for each of our reporting units based on their specific risk, size, and industry characteristics. The fair value measurements used for our goodwill impairment testing use significant unobservable inputs, which reflected our own assumptions about the inputs that market participants would use in measuring fair value. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items. We concluded the fair value of each reporting unit exceeded its carrying values as of May 31, 2020, and thus no impairment charges were recorded.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Changes in the carrying amount of goodwill by segment for fiscal 2021 and 2020 are as follows:

	Aviation	Expeditionary
	Services	Services	Total
Balance as of May 31, 2019	$96.9	$19.3	$116.2
Foreign currency translation adjustments	(0.5)	—	(0.5)
Balance as of May 31, 2020	96.4	19.3	115.7
Sale of Composites	—	(0.5)	(0.5)
Foreign currency translation adjustments	4.1	—	4.1
Balance as of May 31, 2021	$100.5	$18.8	$119.3

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2021
		Accumulated
Amortizable intangible assets:	Gross	Amortization	Net
Customer relationships	$23.0	$(19.7)	$3.3
Unamortized intangible assets:
Trademarks	1.2	—	1.2
	$24.2	$(19.7)	$4.5

	May 31, 2020
		Accumulated
Amortizable intangible assets:	Gross	Amortization	Net
Customer relationships	$21.4	$(16.5)	$4.9
Unamortized intangible assets:
Trademarks	1.1	—	1.1
	$22.5	$(16.5)	$6.0

In conjunction with the adoption of ASC 842 on June 1, 2019, our net intangible asset for lease agreements of $8.5 million was re-classified to the ROU asset. During fiscal 2020, we recognized an impairment charge of $5.4 million related to the exit of certain product lines across both our Aviation Services and Expeditionary Services segments.

Customer relationships are being amortized over 5-20 years. Amortization expense recorded during fiscal 2021, 2020 and 2019 was  $1.8 million, $2.3 million, and $3.9 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $1.1 million in 2022, $0.5 million in 2023, $0.3 million in 2024, $0.3 million in 2025 and $0.3 million in 2026.

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

Inventories

Inventories are valued at the lower of cost or market (estimated net realizable value). Cost is determined by the specific identification, average cost, or first-in, first-out methods. From time-to-time, we purchase aircraft and engines for disassembly to individual parts and components. Costs are assigned to these individual parts and components utilizing list prices from original equipment manufacturers and recent sales history. Expenditures for the repair of parts and components are capitalized as inventory.

The following is a summary of inventories:

	May 31,
	2021	2020
Aircraft and engine parts, components and finished goods	$468.4	$556.6
Raw materials and parts	53.0	45.9
Work-in-process	19.2	20.6
	$540.6	$623.1

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

In our Aviation Services segment, we evaluated future cash flows related to certain rotable assets supporting long-term programs in light of declines in commercial airline volumes and commercial program contract terminations  We recognized asset impairment charges of $5.8 million related to these rotable assets in fiscal 2021.  In our Expeditionary Services segment, we consolidated manufacturing facilities and recognized impairment and related charges of $2.6 million during fiscal 2021.

In conjunction with the decision to exit certain product lines, we recognized rotable asset impairment charges of $1.9 million in fiscal 2020 in conjunction with reclassifying the rotable assets as inventory held for sale.  In fiscal 2021, we recognized additional impairment charges of $1.4 million on these assets.

Future rent due to us under non-cancelable leases during each of the next five fiscal years is $21.0 million in 2022, $21.7 million in 2023, $21.1 million in 2024, $21.1 million in 2025, and $19.1 million in 2026.

Investments

Investments where we have the ability to exercise significant influence, but do not control the entity, are accounted for under the equity method of accounting.  Significant influence generally exists if we have a 20% to 50% ownership interest in the investee. Our share of the net earnings or loss of our investees is included in operating income on our Consolidated Statements of Income since the activities of the investees are closely aligned with our operations. Equity investments in entities over which we do not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost less impairment, if any, adjusted for changes resulting from qualifying observable price changes.

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

During fiscal 2021 and 2020, we incurred severance and furlough-related costs of $9.0 million and $7.1 million, respectively, which were included as a component of Cost of sales and services and Selling, general and administrative on our Consolidated Statements of Income.

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

Supplemental Information on Cash Flows

Supplemental information on cash flows is as follows:

	For the Year Ended
	May 31,
	2021	2020	2019
Interest paid	$4.3	$8.6	$8.8
Income taxes paid	8.2	14.3	7.0
Income tax refunds and interest received	8.3	7.0	6.4

During fiscal 2021, treasury stock decreased $8.6 million reflecting restricted stock activity of $5.6 million and the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, of $3.0 million.

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

In the fourth quarter of fiscal 2020, we completed the sale of the last operating contract of the COCO business shortly after government approval. Our continuing involvement in the COCO business is limited to the lease of certain aircraft which is an obligation of the acquirer of this contract. The assets and liabilities of our discontinued operations are primarily comprised of right-of-use assets, lease-related liabilities and reserves for certain legal proceedings which are discussed in Note 15.

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

Receivables sold under the Purchase Agreement during fiscal 2021, 2020, and 2019 were $440.6 million, $746.4 million, and $744.2 million, respectively. Amounts remitted to the Purchaser on their behalf during fiscal 2021, 2020, and 2019 were $476.3 million, $758.3 million, and $729.7 million, respectively.  As of May 31, 2021 and May 31, 2020, we had collected cash of $8.4 million and $20.0 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Consolidated Statements of Income.  During fiscal 2021, 2020 and 2019, we incurred discounts on the sale of our receivables and other fees of $0.4 million, $1.8 million and $2.2 million, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

4. Financing Arrangements

Debt Outstanding

A summary of the carrying amount of our debt is as follows:

	May 31,
	2021	2020
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$109.5	$579.5
Term loan due November 1, 2021 with interest payable monthly	25.7	22.5
Total debt	135.2	602.0
Debt issuance costs, net	(1.5)	(2.0)
Long-term debt	$133.7	$600.0

At May 31, 2021, our variable rate debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

Borrowings outstanding under the Revolving Credit Facility at May 31, 2021 were $109.5 million and there were approximately $19.2 million of outstanding letters of credit, which reduced the availability of this facility to $471.3 million.

The term loan under the Credit Agreement that matures on November 1, 2021 has been classified as a long-term liability due to our intent and ability to refinance this loan on a long-term basis using our Revolving Credit Facility.

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility.  At May 31, 2021, we were in compliance with the financial and other covenants in our financing agreements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

4. Financing Arrangements (Continued)

Borrowing activity under the Revolving Credit Facility during fiscal 2021, 2020 and 2019 is as follows:

	For the Year Ended May 31,
	2021	2020	2019
Maximum amount borrowed	$579.5	$579.5	$287.0
Average daily borrowings	257.5	280.7	207.8
Average interest rate during the year	1.20%	2.62%	3.41%

We also have $10.4 million available under foreign lines of credit as of May 31, 2021.

5. Equity

Stock-Based Compensation

We have granted stock-based awards under the AAR CORP. 2013 Stock Plan, as Amended and Restated Effective July 13, 2020 (the “2013 Stock Plan”) and the AAR CORP. Stock Benefit Plan (“Stock Benefit Plan”) each of which has been approved by our stockholders. No further awards will be made under the Stock Benefit Plan. Under the 2013 Stock Plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and are exercisable in three annual increments commencing one year after the date of grant. In addition to stock options, the 2013 Stock Plan also provides for the grant of time-based restricted stock awards and performance-based restricted stock awards. The 2013 Stock Plan also provides for the grant of stock appreciation units and restricted stock units; however, to date, no such awards have been granted.

Restricted stock grants (whether time-based or performance-based) are designed, among other things, to align employee interests with the interests of stockholders and to encourage the recipient to build a career with us. Restricted stock typically vests over periods of one to three years from the date of grant. Restricted stock grants may be performance-based with vesting to generally occur over a period of three years. All restricted stock that has been granted and, if performance-based, earned according to performance criteria carries full dividend and voting rights, regardless of whether it has vested.

Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee’s employment terminates for any reason other than death, disability or retirement. Since inception, a total of 11,149,000 shares have been granted under the Stock Benefit Plan. We have granted a total of 5,058,230 shares under the 2013 Stock Plan. All future stock awards will be made under the 2013 Stock Plan. There were 1,850,828 shares available for grant under the 2013 Stock Plan as of May 31, 2021.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

5. Equity (Continued)

Stock Options

During fiscal 2021, 2020, and 2019, we granted stock options with respect to 936,170 shares, 414,460 shares and 300,240 shares, respectively. The weighted average fair value per share of stock options granted during fiscal 2021, 2020 and 2019 was $5.89, $10.30 and $13.60, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Stock Options Granted
	In Fiscal Year
	2021	2020	2019
Risk-free interest rate	0.4%	1.9%	2.7%
Expected volatility of common stock	40.2%	32.0%	30.8%
Dividend yield	1.6%	0.8%	0.6%
Expected option term in years	4.8	4.5	4.5

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

A summary of stock option activity for the three years ended May 31, 2021 consisted of the following (shares in thousands):

	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,851	$32.74	1,777	$30.37	2,082	$26.72
Granted	936	18.94	414	37.66	300	47.84
Exercised	(110)	23.93	(300)	24.99	(571)	25.56
Cancelled	(65)	25.59	(40)	36.72	(34)	42.02
Outstanding at end of year	2,612	$28.34	1,851	$32.74	1,777	$30.37
Options exercisable at end of year	1,371	$31.56	1,133	$28.32	981	$25.28

The total fair value of stock options that vested during fiscal 2021, 2020, and 2019 was $3.9 million, $3.7 million, and $5.6 million, respectively. The total intrinsic value of stock options exercised during fiscal 2021, 2020, and 2019 was $1.5 million, $6.2 million, and $12.2 million, respectively. The aggregate intrinsic value of options outstanding was $36.6 million and $0.5 million as of May 31, 2021 and 2020, respectively. The tax expense (benefit) realized from stock options exercised during fiscal 2021, 2020, and 2019 was $0.7 million, ($2.1) million, and ($2.7) million, respectively. Expense recognized in selling, general and administrative expenses for stock options during fiscal 2021, 2020, and 2019 was $4.0 million, $3.9 million, and $4.1 million, respectively. As of May 31, 2021, we had $5.4 million of unrecognized compensation expense related to stock options that will be expensed over an average period of 1.4 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

5. Equity (Continued)

Restricted Stock

We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock.  The performance-based awards are contingent upon the achievement of certain objectives, which generally include cumulative income, average return on capital, and relative total shareholder return over a three-year performance period. Performance-based restricted shares of 52,475, and 43,680 were granted to executives and key employees during fiscal 2020 and 2019, respectively.  No performance-based restricted shares were granted in fiscal 2021.  Time-based restricted shares of 144,255, 56,535, and 46,470 were granted to executives and key employees during fiscal 2021, 2020, and 2019, respectively.  We also award time-based restricted stock to our non-employee directors as part of their annual compensation.  Time-based restricted shares of 72,021, 44,123, and 29,128 were granted to members of the Board of Directors during fiscal 2021, 2020, and 2019, respectively.

The fair value of restricted shares is the market value of our common stock on the date of grant.  Expense recognized in selling, general and administrative expenses for all restricted share programs during fiscal 2021, 2020, and 2019 was $5.2 million, $3.4 million, and $9.4 million, respectively.

Restricted share activity during fiscal 2021 was as follows (shares in thousands):

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2020	385	$31.70
Granted	290	23.43
Vested	(292)	32.15
Forfeited	(14)	26.60
Nonvested at May 31, 2021	369	30.12

As of May 31, 2021 we had $2.5 million of unearned compensation related to restricted shares that will be expensed over a weighted average period of 2.0 years.

6. Income Taxes

The provision for income tax on income from continuing operations includes the following components:

	For the Year Ended
	May 31,
	2021	2020	2019
Current:
Federal	$5.2	$1.4	$4.8
State	1.2	0.9	0.1
Foreign	3.4	2.8	5.0
	9.8	5.1	9.9
Deferred	8.4	0.5	(5.0)
	$18.2	$5.6	$4.9

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 21.0% for fiscal 2021, 2020 and 2019 to income from continuing operations before provision for income taxes due to the following:

	For the Year Ended
	May 31,
	2021	2020	2019
Provision for income tax at the federal statutory rate	$13.5	$6.4	$18.7
Tax expense (benefits) from stock-based compensation	0.7	(2.1)	(2.7)
State income taxes, net of federal benefit	2.4	1.1	1.9
Change in valuation allowance for state deferred tax assets	—	(0.1)	(6.9)
Effective settlement of prior tax positions	—	—	(4.7)
Other	1.6	0.3	(1.4)
Provision for income tax	$18.2	$5.6	$4.9

Income before provision for income taxes includes the following components:

	For the Year Ended
	May 31,
	2021	2020	2019
Domestic	$43.7	$23.6	$68.9
Foreign	20.8	6.8	20.1
	$64.5	$30.4	$89.0

Our foreign earnings are comprised primarily of the results of our operations in the United Kingdom, Canada, and the Netherlands.

Deferred tax assets and liabilities result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes.  Our deferred tax assets and liabilities consist of the following components:

	May 31,
	2021	2020
Deferred tax assets:
Operating lease liabilities	$20.7	$24.9
Employee and retirement benefits	10.4	13.3
State net operating losses	6.8	9.4
Allowance for doubtful accounts	4.0	4.1
Credits and incentives	1.1	8.2
Other	1.5	5.0
Total deferred tax assets	44.5	64.9
Deferred tax liabilities:
Tangible and intangible assets	(31.9)	(35.0)
ROU operating lease assets	(21.9)	(26.2)
Other	(0.2)	(0.2)
Total deferred tax liabilities	(54.0)	(61.4)
Net deferred tax assets (liabilities)	$(9.5)	$3.5

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

6. Income Taxes (Continued)

As of May 31, 2021, we have determined that the realization of our deferred tax assets is more likely than not and that a valuation allowance is not required. Our net operating losses have  carry forward periods that range from 5 to 20 years.  Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the majority of the deferred tax assets. Our net deferred tax assets are included in Other non-current assets on our Consolidated Balance Sheets.

Income tax payable was $0.7 million at May 31, 2021 and was included in Accrued liabilities on the Consolidated Balance Sheet.  Income tax receivable was $7.9 million at May 31, 2020 and was included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.

Our federal income tax returns for fiscal years 2018 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

7. Earnings Per Share (Continued)

The following tables provide a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2021 (shares in millions).

	For the Year Ended
	May 31,
	2021	2020	2019
Basic and Diluted EPS:
Income from continuing operations	$46.3	$24.8	$84.1
Less income attributable to participating shares	(0.4)	(0.1)	(0.4)
Income from continuing operations attributable to common stockholders	45.9	24.7	83.7
Loss from discontinued operations attributable to common stockholders	(10.5)	(20.4)	(76.6)
Net income attributable to common stockholders for earnings per share	$35.4	$4.3	$7.1

Weighted average common shares outstanding - basic	35.0	34.8	34.5
Additional shares from assumed exercise of stock options	0.3	0.2	0.4
Weighted average common shares outstanding - diluted	35.3	35.0	34.9

Earnings per share – basic:
Earnings from continuing operations	$1.31	$0.71	$2.42
Loss from discontinued operations	(0.30)	(0.59)	(2.22)
Earnings per share - basic	$1.01	$0.12	$0.20

Earnings per share – diluted:
Earnings from continuing operations	$1.30	$0.71	$2.40
Loss from discontinued operations	(0.30)	(0.58)	(2.19)
Earnings per share - diluted	$1.00	$0.13	$0.21

At May 31, 2021, 2020 and 2019 respectively, outstanding options to purchase 1,054,400, 669,400 and 273,400 shares of common stock were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the year then ended.

8. Employee Benefit Plans

Defined Benefit Plans

Prior to January 1, 2000, the pension plan for domestic salaried and non-union hourly employees (“U.S. Retirement Plan”) had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted our defined benefit plan for substantially all domestic salaried and certain hourly employees to a cash balance pension plan. Under the cash balance pension plan, the retirement benefit is expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under our cash balance plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2021 was 4.46%. Effective June 1, 2005, the existing cash balance plan was frozen and the annual pay-based credits were discontinued.

Our domestic plans also include a defined benefit pension plan for certain union hourly employees in which benefits are based primarily on a fixed amount per year of service.  This plan was frozen in fiscal 2018.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

We also have a defined benefit pension plan covering certain employees in the Netherlands.  Benefit formulas are based generally on years of service and compensation.

We also have a benefit plan which provides benefits to certain retired outside directors.  In fiscal 2001, we froze the plan for any new members of the Board of Directors and no current directors participate in this plan.

The change to our projected benefit obligation and the fair value of our plan assets for our pension plans was as follows:

	May 31,
	2021	2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$159.1	$149.2
Service cost	2.5	2.8
Interest cost	3.1	3.8
Participant contributions	0.3	0.3
Net actuarial (gain) loss	(4.4)	10.1
Benefits and administrative payments	(4.8)	(4.9)
Settlements	(2.0)	(2.2)
Curtailment	(2.5)	—
Foreign currency translation adjustment	7.7	—
Projected benefit obligation at end of year	$159.0	$159.1

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$131.8	$129.9
Actual return on plan assets	23.8	8.6
Employer contributions	2.7	0.4
Participant contributions	0.3	—
Benefits and administrative payments, including settlements	(6.8)	(7.1)
Foreign currency translation adjustment	6.6	—
Fair value of plan assets at end of year	$158.4	$131.8
Funded status at end of year	$(0.6)	$(27.3)

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	May 31,
	2021	2020
Other non-current assets	$10.4	$—
Accrued liabilities	(0.4)	(0.4)
Other liabilities	(10.6)	(26.9)
Funded status at end of year	$(0.6)	$(27.3)
Accumulated other comprehensive loss	$37.8	$63.5

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

The following tables provide the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all pension plans with a projected benefit obligation or accumulated benefit obligation in excess of plan assets:

,
	May 31,
Projected benefit obligation in excess of plan assets	2021	2020
Projected benefit ohbligation	$88.1	$159.1
Fair value of plan assets	77.1	131.8

	May 31,
Accumulated benefit obligation in excess of plan assets	2021	2020
Projected benefit obligation	$88.1	$159.1
Accumulated benefit obligation	82.1	83.4
Fair value of plan assets	77.1	131.8

The accumulated benefit obligation for all pension plans was $153.0 million and $151.9 million at May 31, 2021 and 2020, respectively.

Net Periodic Benefit Cost

Pension expense charged to the Consolidated Statements of Income includes the following components:

	For the Year Ended
	May 31,
	2021	2020	2019
Service cost	$2.5	$2.8	$2.3
Interest cost	3.1	3.8	4.3
Expected return on plan assets	(6.6)	(6.8)	(7.1)
Settlements	0.9	1.5	0.1
Amortization of prior service credit	—	—	(0.1)
Recognized net actuarial loss	2.3	2.0	1.8
	$2.2	$3.3	$1.3

The non-service cost components above are classified in Other income (expense), net on the Statements of Income.  The estimated amount of net actuarial loss to be amortized from accumulated other comprehensive loss into expense during fiscal 2022 is $1.6 million.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

Assumptions

The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted-average assumptions used in the measurement of our projected benefit obligations:

	May 31,
	2021	2020
Discount rate:
Domestic plans	2.87%	2.83%
International plan	1.20	1.20

Rate of compensation increase:
Domestic plans	n/a	n/a
International plans	3.00%	3.00%

A summary of the weighted-average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended
	May 31,
	2021	2020	2019
Discount rate:
Domestic plans	2.83%	3.67%	4.05%
International plan	1.20	1.50	1.90

Expected long-term rate on plan assets:
Domestic plans	7.25%	7.25%	7.25%
International plan	2.50	2.90	3.60

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

Plan Assets

The following table sets forth the actual asset allocation and target allocations for our U.S. pension plans:

	May 31,		Target Asset
	2021	2020	Allocation
Equity securities	62%	60%	45 – 75%
Fixed income securities	18	20	15 – 45%
Other	20	20	0 – 25%
	100%	100%

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974. The investment goals are to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers. We believe that there are no significant concentrations of risk within our plan assets as of May 31, 2021. The use of derivatives for the purpose of speculation are not permitted. The assets of the U.S. pension plans are invested primarily in equity and fixed income mutual funds, individual common stocks, and fund-of-funds hedge funds. The assets of the non-domestic plan are invested in funds-of-funds where each fund holds a portfolio of equity and fixed income mutual funds.

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

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2021:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Equity securities:
U.S. mutual funds	$40.3	$—	$—	$40.3
International mutual funds	11.1	—	—	11.1
Fixed income:
Government securities and corporate bond mutual funds	—	13.3	—	13.3
Funds-of-funds	—	61.3	—	61.3
Insurance annuities	—	—	15.6	15.6
Cash and cash equivalents	0.7	—	—	0.7
	$52.1	$74.6	$15.6	142.3
Other investments measured at net asset value (4)				16.1
Total pension plan assets				$158.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans (Continued)

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2020:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Equity securities:
U.S. mutual funds	$31.5	$—	$—	$31.5
International mutual funds	7.6	—	—	7.6
Fixed income:
Government securities and corporate bond mutual funds	8.4	4.7	—	13.1
Funds-of-funds	—	54.6	—	54.6
Insurance annuities	—	—	11.7	11.7
Cash and cash equivalents	0.5	—	—	0.5
	$48.0	$59.3	$11.7	119.0
Other investments measured at net asset value (4)				12.8
Total pension plan assets				$131.8
(1)	Quoted prices in active markets for identical assets that we have the ability to access as of the reporting date.
(2)	Inputs other than quoted prices included within Level 1 that are directly observable for the asset or indirectly observable through corroboration with observable market data.
(3)	Unobservable inputs, such as internally developed pricing models or third party valuations for the asset due to little or no market activity for the asset.
(4)	Other investments measured at net asset value included alternative investments, such as hedge funds, which are valued using the net asset value as a practical expedient.

The following table presents the reconciliation of Level 3 pension assets and other investments measured at net asset value for the fiscal years ended May 31, 2021 and 2020:

	Hedge Funds	Fund-of-funds	Insurance Annuities	Total
Balance as of May 31, 2019	$4.2	$7.9	$9.9	$22.0
Purchases	—	—	1.8	1.8
Sales	(0.1)	—	—	(0.1)
Return on plan assets related to assets still held at May 31, 2020	0.2	0.6	—	0.8
Balance as of May 31, 2020	4.3	8.5	11.7	24.5
Purchases	—	—	3.9	3.9
Return on plan assets related to assets still held at May 31, 2021	0.8	2.5	—	3.3
Balance as of May 31, 2021	$5.1	$11.0	$15.6	$31.7

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

Insurance annuities require the utilization of unobservable inputs, including undiscounted cash flow techniques which results in Level 3 treatment in the fair value hierarchy.

Hedge fund investments include those seeking to maximize absolute returns using a broad range of strategies to enhance returns and provide additional diversification. The fair value of hedge funds is determined using net asset value or its equivalent subject to certain restrictions, such as a lock-up period and a redemption notice period.

Future Benefit Payments and Funding

The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
						2027 to
	2022	2023	2024	2025	2026	2031
Estimated future pension payments	$6.8	$6.4	$6.0	$7.0	$7.3	$35.0

Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. For our Netherlands pension plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $2.3 million to our pension plans during fiscal 2022.

Defined Contribution Plans

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

In response to the impact from COVID-19, we temporarily suspended our matching contributions to the defined contribution plans effective June 1, 2020. Contributions were reinstated effective December 1, 2020. Expense charged to the Consolidated Statements of Income for our matching contributions, including profit sharing contributions, was $4.0 million in fiscal 2021, $11.6 million in fiscal 2020 and $11.4 million in fiscal 2019 for these plans.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

9.  Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for each of the years in the three-year period ended May 31, 2021 were as follows (all amounts are net of tax):

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance as of June 1, 2018	$0.3	$(32.3)	$(32.0)
Other comprehensive loss before reclassifications	(2.4)	(8.0)	(10.4)
Amounts reclassified from AOCL	—	1.5	1.5
Total other comprehensive loss	(2.4)	(6.5)	(8.9)
Balance as of May 31, 2019	(2.1)	(38.8)	(40.9)
Other comprehensive income (loss) before reclassifications	0.1	(5.0)	(4.9)
Amounts reclassified from AOCL	—	1.2	1.2
Total other comprehensive income (loss)	0.1	(3.8)	(3.7)
Balance as of May 31, 2020	(2.0)	(42.6)	(44.6)
Other comprehensive income before reclassifications	5.9	4.4	10.3
Amounts reclassified from AOCL	—	16.0	16.0
Total other comprehensive income	5.9	20.4	26.3
Balance as of May 31, 2021	$3.9	$(22.2)	$(18.3)

10. Other Non-current Assets

At May 31, 2021 and 2020, other non-current assets consisted of the following:

	May 31,
	2021	2020
License fees	$25.0	$4.1
Contract assets	21.6	22.4
Investments in joint ventures	18.3	17.8
Assets under deferred compensation plan	12.6	13.1
Pension assets	10.4	—
Cash surrender value of life insurance	5.5	15.6
Other	5.4	8.5
	$98.8	$81.5

Investments in Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures.  During fiscal 2021, 2020, and 2019, we were paid $1.0 million, $1.6 million, and $0.4 million, respectively, for such services.

Our investments in joint ventures include $10.0 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility.  The facility is expected to receive regulatory certification in the first half of fiscal 2022 and would commence airframe maintenance operations shortly thereafter.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

10. Other Non-current Assets (Continued)

The investment balance as of May 31, 2021 includes $8.7 million related to the guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt.  The Indian joint venture is accounted for using the equity method.  In addition, each of the partners in the Indian joint venture has a loan to the joint venture proportionate to its equity ownership.  Our loan to the Indian joint venture under this arrangement was $3.1 million as of May 31, 2021.

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

License Fees

In June 2011, we entered into a ten-year agreement with Unison Industries (“Unison”) to be the exclusive worldwide aftermarket distributor for Unison’s electrical components, sensors, switches and other systems for aircraft and industrial uses.  In June 2020, we entered into an extension and expansion of our agreement with Unison including a new termination date of December 31, 2031, an initial $25.0 million license fee paid in June 2020 to Unison, and annual license fees at a fixed percentage of our net sales of Unison products.  The June 2020 payment of $25.0 million was capitalized and is being amortized on a straight-line basis over the term of the new agreement. As of May 31, 2021, the unamortized balance of the license is $23.8 million.

Split-Dollar Life Insurance Arrangements

We previously entered into split-dollar life insurance agreements to benefit certain former executives and officers.  Under the terms of the arrangements, we made premium payments on the individuals’ behalf and we retained a collateral interest in the policies generally to the extent of the premiums we previously paid.  As of May 31, 2021, our Consolidated Balance Sheet included $5.5 million in Other non-current assets for cumulative premiums paid and expected to be reimbursed upon termination of the policies.

During the second quarter of fiscal 2021, certain split-dollar life insurance agreements were terminated and we received $12.0 million for reimbursement of both the life insurance premiums we previously paid and a portion of our prior tax payments made on the individuals’ behalf related to their imputed income on the policies.  The reimbursement of the premiums paid of $10.0 million has been classified as cash flow from investing activities with the remainder included in cash flow from operating activities as it represents the reimbursement of a portion of the income taxes previously paid and expensed.  In the second quarter of fiscal 2021, we recognized a benefit of $1.3 million in Selling, general and administrative expenses on the Consolidated Statement of Income for the net recovery of the taxes previously paid on behalf of the individuals.

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

11. Leases (Continued)

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

The summary of our operating lease cost is as follows:

	For the Year Ended May 31,
	2021	2020
Operating lease cost	$16.4	$18.4
Short-term lease cost	1.7	5.3
Variable lease cost	3.5	7.4
	$21.6	$31.1

Rental expense for facilities and equipment during fiscal year 2019 was $25.9 million.

With the exception of a land lease for one of our airframe maintenance facilities that expires in 2108, our operating leases expire at various dates through 2034.  Maturities of our operating lease payments as of May 31, 2021 are as follows:

2022	$13.7
2023	11.9
2024	9.9
2025	8.8
2026	7.7
Thereafter	32.9
Total undiscounted payments	84.9
Less: Imputed interest	(13.5)
Present value of minimum lease payments	71.4
Less: Operating lease liabilities – current	(11.5)
Operating lease liabilities – non-current	$59.9

The current portion of operating lease liabilities are presented within Accrued liabilities on our Consolidated Balance Sheet.

Excluding leases related to our discontinued operations, the weighted average remaining lease term and discount rate for our operating leases were approximately 8.5 years and 3.8%, respectively, as of May 31, 2021.

Supplemental cash flow information related to leases was as follows:

	For the Year Ended May 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$15.3	$16.5
Operating lease liabilities arising from obtaining ROU assets	5.2	13.0

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

12. Commitments and Contingencies

We enter into purchase obligations, which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $102.2 million in 2022, $208.5 million in 2023, $53.0 million in 2024, $15.2 in 2025 and $2.0 million in 2026.

We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2021 was approximately $30.8 million which includes $11.6 million related to a guarantee of 40% of the outstanding debt of our Indian joint venture. We have recognized a current liability of $8.7 million based on the fair value of our guarantee obligation.

We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

Government Subsidies

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic.  The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas.  The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022.  As of May 31, 2021, we deferred $12.4 million of payroll taxes of which $6.2 million are included in Accrued Liabilities and $6.2 million in Other liabilities on our Consolidated Balance Sheet.

During the three-month period ended August 31, 2020, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act.  This funding included a $48.5 million cash grant which is to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain MRO facilities.  The grant was recognized as contra-expense on our Consolidated Statement of Income as the eligible wages, salaries and benefits were incurred.  In fiscal 2021, we recognized the full amount of the grant as contra-expense within Cost of sales and Selling, general and administrative expenses of $47.5 million and $1.0 million, respectively.

The remaining funding of $8.7 million was a low interest 10-year senior unsecured promissory note (“Promissory Note”) which included interest at a rate per annum equal to the sum of (i) 1.0% for the first five years, and the applicable secured overnight financing rate plus 2.0% in years six through ten plus (ii) in kind interest of 3.0% for the first five years and increasing by 1.0% each year over the remaining term.  The Promissory Note was pre-payable at par at any time and we re-paid the Promissory Note in full during the fourth quarter of fiscal 2021.  Certain corporate restrictions continue to apply to us for approximately the next year which include restrictions on dividends, stock repurchases, employee compensation, and certain workforce actions.

Other countries have enacted legislation similar to the CARES Act to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees.  During fiscal 2021, our foreign subsidiaries recognized subsidies of $7.9 million from foreign governments which have been deducted from the related expenses on our Consolidated Statement of Income.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

13.  Sale of Composites Business

On August 31, 2020, we completed the sale of our aerostructures and aerospace products operations located in Clearwater, Florida and Sacramento, California ("Composites"). The Composites business was formerly included in our Expeditionary Services segment. The sale of Composites is consistent with our multi-year strategy to focus our portfolio on our core services offerings and the transaction has allowed us to further prioritize our efforts in our principal businesses.

We recognized a loss on the sale of the Composites business of $20.2 million which included consideration of $1.6 million. Consideration from the sale includes contingent consideration of up to $6.5 million based on the achievement of sales targets over the next three years. Consideration included in the loss on sale was comprised of net cash received of $0.3 million and the fair value of the earn-out consideration of $1.3 million.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2021	2020	2019
Net sales:
Aviation Services	$1,553.7	$1,964.2	$1,920.6
Expeditionary Services	98.6	107.8	131.2
	$1,652.3	$2,072.0	$2,051.8

	For the Year Ended May 31,
	2021	2020	2019
Gross profit:
Aviation Services	$263.2	$267.3	$313.6
Expeditionary Services	12.7	1.9	16.2
	$275.9	$269.2	$329.8

	May 31,
	2021	2020
Total assets:
Aviation Services	$1,357.2	$1,502.5
Expeditionary Services	73.0	103.6
Corporate and discontinued operations	109.5	472.9
	$1,539.7	$2,079.0

	For the Year Ended May 31,
	2021	2020	2019
Capital expenditures:
Aviation Services	$8.1	$16.9	$15.1
Expeditionary Services	3.1	5.4	1.4
Corporate	0.1	1.3	0.9
Total continuing operations	11.3	23.6	17.4
Discontinued operations	—	—	0.5
	$11.3	$23.6	$17.9

	For the Year Ended May 31,
	2021	2020	2019
Depreciation and amortization:[1]
Aviation Services	$33.7	$39.2	$37.5
Expeditionary Services	2.3	3.7	4.1
Corporate	9.5	8.1	14.7
	$45.5	$51.0	$56.3
1	Includes amortization of stock-based compensation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes.

	For the Year Ended May 31,
	2021	2020	2019
Segment gross profit	$275.9	$269.2	$329.8
Provision for doubtful accounts	(8.5)	(5.4)	(15.8)
Selling, general and administrative	(182.4)	(220.6)	(215.4)
Earnings (Loss) from joint ventures	0.2	(1.9)	(0.3)
Loss on sale of business	(20.2)	—	—
Other income (expenses), net	4.3	(2.1)	(0.8)
Interest expense	(5.0)	(9.3)	(9.5)
Interest income	0.2	0.5	1.0
Income from continuing operations before provision for income taxes	$64.5	$30.4	$89.0

The U.S. Department of Defense, U.S. Department of State, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years.  Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2021	2020	2019
Aviation Services	$657.0	$588.7	$455.9
Expeditionary Services	81.8	79.5	90.3
	$738.8	$668.2	$546.2
Percentage of total sales	44.7%	32.2%	26.6%

Sales across the major customer markets for each of our operating segments for the fiscal years ended May 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended May 31,
	2021	2020	2019
Aviation Services:
Commercial	$793.9	$1,268.9	$1,342.3
Government and defense	759.8	695.3	578.3
	$1,553.7	$1,964.2	$1,920.6
Expeditionary Services:
Commercial	$12.5	$24.3	$31.6
Government and defense	86.1	83.5	99.6
	$98.6	$107.8	$131.2

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

14. Business Segment Information (Continued)

Sales by type of product/service was as follows:

	For the Year Ended May 31,
	2021	2020	2019
Aviation supply chain	$1,172.7	$1,434.3	$1,395.2
Maintenance, repair and overhaul services	381.0	529.9	525.4
Mobility products	98.6	107.8	131.2
	$1,652.3	$2,072.0	$2,051.8

Geographic Data

Sales by geographic region for the fiscal years ended May 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended May 31,
	2021	2020	2019
Aviation Services:
North America	$1,255.7	$1,505.6	$1,426.8
Europe/Africa	207.5	330.8	323.4
Other	90.5	127.8	170.4
	$1,553.7	$1,964.2	$1,920.6
Expeditionary Services:
North America	$95.9	$98.4	$124.1
Europe/Africa	2.6	9.0	5.8
Other	0.1	0.4	1.3
	$98.6	$107.8	$131.2

	May 31,
	2021	2020
Long-lived assets:
United States	$419.1	$423.9
Europe	83.1	102.1
Other	100.5	114.3
	$602.7	$640.3

Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries) were approximately $370.5 million (22.4% of total sales), $591.8 million (28.6% of total sales) and $661.8 million (32.3% of total sales) in fiscal 2021, 2020 and 2019, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

15.  Legal Proceedings

We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

Department of Justice Investigation

As previously reported, the U.S. Department of Justice (“DoJ”), acting through the U.S. Attorney’s Office for the Southern District of Illinois, conducted an investigation of AAR Airlift Group, Inc. (“Airlift”), a wholly-owned subsidiary of AAR CORP., under the federal civil False Claims Act (“FCA”). The investigation related to Airlift’s performance of several contracts awarded by the U.S. Transportation Command (“TRANSCOM”) concerning the operations and maintenance of rotary-wing and fixed-wing aircraft in Afghanistan and Africa, as well as several U.S. Navy contracts. In June 2018, the DoJ informed Airlift that part of the investigation was precipitated by a lawsuit filed under the qui tam provisions of the FCA by a former employee of Airlift.

In June 2021, Airlift and the DoJ reached an agreement to settle the FCA investigation and related matters for approximately $11.5 million which concluded the DoJ investigation into Airlift’s contracts with TRANSCOM and the U.S. Navy.  As part of the settlement, Airlift and AAR did not admit any wrongdoing.

We recognized charges of $11.0 million in discontinued operations in fiscal 2021 related to this agreement and related matters.  As of May 31, 2021, our reserve for the entire matter was $12.7 million.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of May 31, 2021.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2021, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 31, 2021 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2021.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting.  That report appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AAR CORP.:

Opinion on Internal Control Over Financial Reporting

We have audited AAR CORP.’s and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated July 20, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chicago, Illinois
July 20, 2021

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption “Information about Our Director Nominees and Our Continuing Directors” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

The information required by this item regarding the Executive Officers of the Company appears under the caption “Supplemental Item:  Information about our Executive Officers” following Part I, Item 4 above.

The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an “audit committee financial expert” is incorporated by reference to the information contained under the caption “The Board’s Role and Responsibilities – Role and Responsibilities of the Board Committees” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

The information required by this item regarding our Code of Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption “Board Practices and Policies – Code of Conduct” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.  The information regarding these procedures is incorporated by reference to the information contained under the caption “Director Nominations and Qualifications” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions ‘‘Executive Compensation” and ‘‘Director Compensation” of our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption “Stock Ownership Information” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information contained under the captions “Director Independence” and “Board Practices and Policies – Related Person Transaction Policy” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

(a) (3) Exhibits

Management contracts and compensatory arrangements have been marked with an asterisk (*) on the Exhibit Index which is contained below:

	Index		Exhibits

3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004)

		3.2	By-Laws, as amended July 9, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 13, 2018)

		3.3	Certificate of Designations for AAR CORP.’s Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 30, 2020)

		3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of AAR CORP. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2020)

4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).

		4.2	By-Laws, as amended July 9, 2018 (See Exhibit 3.2).

		4.3	Description of Capital Stock (filed herewith)

	Index		Exhibits

4.4

Rights Agreement, dated as of March 30, 2020, by and between AAR CORP. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 30, 2020)

4.5

Amendment and Termination of Rights Agreement, dated as of October 5, 2020, between AAR CORP. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2020)

4.6

Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010)

4.7

Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010)

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents.  The Registrant agrees to furnish a copy of each such document upon the request of the Commission.

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

10.3*

AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective July 13, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020)

10.4*

AAR CORP. Nonemployee Directors’ Deferred Compensation Plan, as Amended and Restated effective July 10, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2019)

	10.5*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012)

	10.6*	Form of Fiscal 2022 Director Restricted Stock Agreement (filed herewith)

	10.7*	Form of Split Dollar Insurance Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006)

	10.8*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008)

	10.9*	Form of Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012)

	10.10*	AAR CORP. 2013 Stock Plan (as Amended and Restated Effective July 13, 2020) (incorporated by reference to Appendix C to the Registrant’s Proxy Statement dated August 28, 2020)

	10.11*	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020)

10.12

Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto, as amended on September 25, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 27, 2019)

10.13

Credit Agreement among AAR CORP., as parent guarantor, AAR Canada Holdings ULC, as borrower, and Canadian Imperial Bank of Commerce, as lender, dated as of October 18, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2017)

10.14

Purchase Agreement dated February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2018)

Index		Exhibits

10.15

First Amendment to Purchase Agreement dated as of May 22, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

10.16

Second Amendment to Purchase Agreement dated as of May 22, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020)

10.17

Third Amendment to Purchase Agreement dated as of May 22, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020)

10.18*

Post-Retirement Agreement dated May 24, 2018 between AAR CORP. and David P. Storch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 25, 2018), as amended May 31, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2019), as amended July 11, 2019 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019), and as amended July 13, 2021 (filed herewith).

10.19*

Amended and Restated Employment Agreement dated as of May 24, 2018 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

10.20*

First Amendment to the Amended and Restated Employment Agreement dated as of July 30, 2020 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020)

	10.21*	Form of AAR CORP. Fiscal 2021 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020)

10.22*

Form of AAR CORP. Fiscal 2021 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020)

	10.23*	Form of AAR CORP. Fiscal 2021 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020)

10.24

Payroll Support Agreement dated July 30, 2020 by and between AAR Aircraft Services, Inc., Aviation Maintenance Staffing, Inc., AAR Landing Gear LLC, and the United States Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2020)

	Index		Exhibits

		10.25*	Deferred Cash Award Agreement dated July 13, 2021 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2021)

21.	Subsidiaries of the	21.1	Subsidiaries of AAR CORP. (filed herewith)
	Registrant

23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.		31.1	Section 302 Certification dated July 20, 2021 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith)

		31.2	Section 302 Certification dated July 20, 2021 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith)

32.		32.1	Section 906 Certification dated July 20, 2021 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith)

		32.2	Section 906 Certification dated July 20, 2021 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith)

101.		101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2021 and 2020, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2021, 2020, and 2019 , (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2021, 2020, and 2019, (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2021 and (vi) Notes to Consolidated Financial Statements.**

**   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AAR CORP.
(Registrant)

Date: July 20, 2021	BY:	/s/ JOHN M. HOLMES
John M. Holmes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. HOLMES	President and Chief Executive Officer;
John M. Holmes	Director (Principal Executive Officer)

/s/ SEAN M. GILLEN	Vice President and Chief Financial Officer
Sean M. Gillen	(Principal Financial Officer)

/s/ ERIC S. PACHAPA	Vice President, Controller and Chief Accounting
Eric S. Pachapa	Officer (Principal Accounting Officer)

/s/ DAVID P. STORCH	Chairman of the Board; Director
David P. Storch

/s/ ANTHONY K. ANDERSON	Director
Anthony K. Anderson

/s/ MICHAEL R. BOYCE	Director
Michael R. Boyce

/s/ H. JOHN GILBERTSON, JR.	Director
H. John Gilbertson, Jr.
July 20, 2021
/s/ JAMES E. GOODWIN	Director
James E. Goodwin

/s/ ROBERT F. LEDUC	Director
Robert F. Leduc

/s/ ELLEN M. LORD	Director
Ellen M. Lord

/s/ DUNCAN J. MCNABB	Director
Duncan J. McNabb

/s/ PETER PACE	Director
Peter Pace

/s/ JENNIFER L. VOGEL	Director
Jennifer L. Vogel

/s/ MARC J. WALFISH	Director
Marc J. Walfish