Form 10-Q
period 2021-08-31
AAR CORP
filed 2021-09-23
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2021

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

As of August 31, 2021 there were 35,471,158 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2021

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2021 and May 31, 2021

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2021	2021
	(Unaudited)
Current assets:
Cash and cash equivalents	$48.8	$51.8
Restricted cash	3.8	8.4
Accounts receivable, less allowances of $16.9 and $16.4, respectively	180.8	166.7
Contract assets	74.6	71.9
Inventories	525.8	540.6
Rotable assets and equipment on or available for short-term lease	52.3	50.4
Assets of discontinued operations	19.2	19.5
Prepaid expenses and other current assets	39.6	27.7
Total current assets	944.9	937.0

Property, plant and equipment, net of accumulated depreciation of $270.2 and $260.2 respectively	109.1	120.0

Other assets:
Goodwill and intangible assets, net	122.1	123.8
Operating lease right-of-use assets, net	73.6	75.8
Rotable assets supporting long-term programs	178.0	184.3
Other non-current assets	108.0	98.8
	481.7	482.7
	$1,535.7	$1,539.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2021 and May 31, 2021

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2021	2021
	(Unaudited)
Current liabilities:
Accounts payable	$144.2	$127.2
Accrued liabilities	159.8	174.2
Liabilities of discontinued operations	20.2	35.4
Total current liabilities	324.2	336.8

Long-term debt	127.6	133.7
Operating lease liabilities	58.0	59.9
Deferred revenue on long-term programs	7.7	5.4
Other liabilities	30.0	29.5
	223.3	228.5
Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	479.9	479.8
Retained earnings	753.2	741.7
Treasury stock, 9,829,628 and 9,925,551 shares at cost, respectively	(271.6)	(274.1)
Accumulated other comprehensive loss	(18.6)	(18.3)
Total equity	988.2	974.4
	$1,535.7	$1,539.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended August 31, 2021 and 2020

(Unaudited)

(In millions, except share data)

	Three Months Ended
	August 31,
	2021	2020
Sales:
Sales from products	$262.1	$236.3
Sales from services	193.0	164.5
	455.1	400.8
Cost and operating expenses:
Cost of products	217.6	204.5
Cost of services	172.9	147.7
Selling, general and administrative	49.3	45.3
	439.8	397.5
Loss from joint ventures	(0.2)	(0.1)
Operating income	15.1	3.2
Loss on sale of business	—	(19.5)
Other income, net	0.7	0.2
Interest expense	(0.7)	(1.7)
Interest income	—	0.1
Income (Loss) from continuing operations before provision for income taxes	15.1	(17.7)
Provision for income taxes (benefit)	3.9	(3.8)
Income (Loss) from continuing operations	11.2	(13.9)
Income (Loss) from discontinued operations, net of tax	0.3	(0.6)
Net income (loss)	$11.5	$(14.5)

Earnings (Loss) per share – basic:
Earnings (Loss) from continuing operations	$0.32	$(0.40)
Earnings (Loss) from discontinued operations	0.01	(0.02)
Earnings (Loss) per share – basic	$0.33	$(0.42)

Earnings (Loss) per share – diluted:
Earnings (Loss) from continuing operations	$0.31	$(0.40)
Earnings (Loss) from discontinued operations	0.01	(0.02)
Earnings (Loss) per share – diluted	$0.32	$(0.42)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended August 31, 2021 and 2020

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2021	2020
Net income (loss)	$11.5	$(14.5)
Other comprehensive income (loss), net of tax expense (benefit):
Currency translation adjustments	(0.6)	1.2
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income, net of tax of $0.1 and $0.1	0.3	0.3
Other comprehensive income (loss), net of tax	(0.3)	1.5
Comprehensive income (loss)	$11.2	$(13.0)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2021 and 2020

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2021	2020
Cash flows provided from (used in) operating activities:
Net income (loss)	$11.5	$(14.5)
Less: (Income) Loss from discontinued operations	(0.3)	0.6
Income (Loss) from continuing operations	11.2	(13.9)
Adjustments to reconcile income (loss) from continuing operations to net cash provided from operating activities:
Depreciation and intangible amortization	8.9	9.0
Stock-based compensation	3.1	2.7
Deferred tax provision	0.2	1.4
Loss from joint ventures	0.2	0.1
Loss on sale of business	—	19.5
Customer contract termination costs	—	2.2
Impairment charges	2.3	5.8
Changes in certain assets and liabilities:
Accounts receivable	(14.5)	2.7
Contract assets	(2.8)	(0.1)
Inventories	14.4	18.8
Prepaid expenses and other current assets	(4.9)	15.8
Rotable assets supporting long-term programs	0.9	1.0
Accounts payable	17.3	(9.9)
Accrued and other liabilities	(14.4)	(15.2)
Payroll Support Program deferred credit	—	40.8
Deferred revenue on long-term programs	(2.0)	(17.9)
Other	(2.4)	(23.0)
Net cash provided from operating activities - continuing operations	17.5	39.8
Net cash used in operating activities - discontinued operations	(14.6)	(0.9)
Net cash provided from operating activities	2.9	38.9
Cash flows used in investing activities:
Property, plant and equipment expenditures	(2.2)	(3.3)
Other	(2.7)	1.6
Net cash used in investing activities - continuing operations	(4.9)	(1.7)
Cash flows used in financing activities:
Short-term borrowings, net	(5.0)	(355.0)
Proceeds from Payroll Support Program note	—	8.7
Cash dividends	—	(0.1)
Stock compensation activity	(0.5)	(1.5)
Net cash used in financing activities - continuing operations	(5.5)	(347.9)
Effect of exchange rate changes on cash	(0.1)	0.1
Decrease in cash and cash equivalents	(7.6)	(310.6)
Cash, cash equivalents, and restricted cash at beginning of period	60.2	424.7
Cash, cash equivalents, and restricted cash at end of period	$52.6	$114.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2021 and 2020

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2021	$45.3	$479.8	$741.7	$(274.1)	$(18.3)	$974.4
Net income	—	—	11.5	—	—	11.5
Stock option activity	—	1.1	—	0.2	—	1.3
Restricted stock activity	—	(1.0)	—	2.3	—	1.3
Other comprehensive income, net of tax	—	—	—	—	(0.3)	(0.3)
Balance, August 31, 2021	$45.3	$479.9	$753.2	$(271.6)	$(18.6)	$988.2

				Accumulated
				Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2020	$45.3	$478.6	$706.0	$(282.7)	$(44.6)	$902.6
Net loss	—	—	(14.5)	—	—	(14.5)
Cash dividends	—	—	(0.1)	—	—	(0.1)
Stock option activity	—	0.5	—	0.5	—	1.0
Restricted stock activity	—	(6.0)	—	6.1	—	0.1
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance, August 31, 2020	$45.3	$473.1	$691.4	$(276.1)	$(43.1)	$890.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1 – Basis of Presentation

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” or “our,” unless the context indicates otherwise. The accompanying Condensed Consolidated Financial Statements include the accounts of AAR and its subsidiaries after elimination of intercompany accounts and transactions.

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of May 31, 2021 has been derived from audited financial statements. To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of August 31, 2021, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended August 31, 2021 and 2020, the Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2021 and 2020, and the Condensed Consolidated Statement of Changes in Equity for the three-month periods ended August 31, 2021 and 2020. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

We recognized a loss on the sale of the Composites business of $19.5 million in the first quarter of fiscal 2021. In the fourth quarter of fiscal 2021, the post-closing working capital adjustment was finalized resulting in an additional loss of $0.7 million. The sale also included contingent consideration of up to $6.5 million based on the achievement of sales targets over the next two years. The fair value of the earn-out consideration is $1.3 million as of August 31, 2021.

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

August 31, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

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

For the three-month period ended August 31, 2021, we recognized an unfavorable cumulative catch-up adjustment of $1.0 million. For the three-month period ended August 31, 2020, we recognized favorable cumulative catch-up adjustments of $0.3 million.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2021

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

Net contract assets and liabilities are as follows:

	August 31,	May 31,
	2021	2021	Change
Contract assets – current	$74.6	$71.9	$2.7
Contract assets – non-current	25.9	21.6	4.3
Contract liabilities:
Deferred revenue – current	(25.3)	(25.9)	0.6
Deferred revenue on long-term contracts	(7.7)	(5.4)	(2.3)
Net contract assets	$67.5	$62.2	$5.3

Contract assets – non-current is reported within Other non-current assets, and Contract liabilities – current is reported within Accrued liabilities on our Condensed Consolidated Balance Sheets. Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

During the three-month period ended August 31, 2020, we terminated a commercial power-by-the-hour (“PBH”) customer contract which resulted in a charge of $2.2 million.

One of our PBH customers notified us in June 2021 that the customer would terminate its contract with us earlier than we originally anticipated. In conjunction with the early termination, we recognized a charge of $5.2 million in the three-month period ended August 31, 2021, which included a reduction in contract assets and revenue of $1.0 million and the establishment of loss reserves of $4.2 million.

During fiscal 2020, we established forward loss reserves for a certain PBH contract where total estimated costs are in excess of the total estimated consideration over the remainder of the contract. As of August 31, 2021, our Condensed Consolidated Balance Sheet included remaining forward loss reserves of $2.3 million classified in Accrued liabilities.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

To support our PBH customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services. The agreement included certain minimum repair volume guarantees, which we have not met due to the impact of COVID-19 on commercial passenger aircraft flight hours. During fiscal 2021, we recognized a $4.5 million charge to reflect our estimated obligation over the remainder of the agreement for not achieving the minimum volume guarantees. During the three-month period ended August 31, 2021, we recognized a $1.7 million charge to increase the obligation reflecting the revised estimated shortfall on the minimum volume guarantee. As of August 31, 2021, our Consolidated Balance Sheet included remaining loss reserves of $4.6 million with $1.5 million classified as current in Accrued liabilities and $3.1 million classified as long-term in Other liabilities.

Changes in our deferred revenue were as follows for the three-month periods ended August 31, 2021 and 2020:

	Three Months Ended
	August 31,
	2021	2020
Deferred revenue at beginning of period	$(31.3)	$(99.2)
Revenue deferred	(50.1)	(72.2)
Revenue recognized	46.4	88.5
Other	2.0	(2.5)
Deferred revenue at end of period	$(33.0)	$(85.4)

Remaining Performance Obligations

As of August 31, 2021, we had approximately $760 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts. We expect that approximately 50% of this backlog will be recognized as revenue over the next 12 months with approximately 50% of the remainder recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management and/or repair services.

Disaggregation of Revenue

Sales across the major customer markets for each of our reportable segments for the three-month periods ended August 31, 2021 and 2020 were as follows:

	Three Months Ended
	August 31,
	2021	2020
Aviation Services
Commercial	$267.2	$169.6
Government and defense	168.4	194.0
	$435.6	$363.6
Expeditionary Services
Commercial	$0.1	$5.7
Government and defense	19.4	31.5
	$19.5	$37.2

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Sales by geographic region for the three-month periods ended August 31, 2021 and 2020 were as follows:

	Three Months Ended
	August 31,
	2021	2020
Aviation Services
North America	$347.6	$294.8
Europe/Africa	62.0	51.0
Other	26.0	17.8
	$435.6	$363.6
Expeditionary Services
North America	$19.3	$34.9
Europe/Africa	0.2	2.2
Other	—	0.1
	$19.5	$37.2

Note 5 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	August 31,	May 31,
	2021	2021
U.S. Government contracts:
Trade receivables	$23.0	$24.1
Unbilled receivables	21.2	25.2
	44.2	49.3
All other customers:
Trade receivables	120.5	104.9
Unbilled receivables	16.1	12.5
	136.6	117.4
	$180.8	$166.7

We currently have past due accounts receivable owed by former commercial program customers primarily related to our exit from customer contracts in certain geographies, including Colombia and Peru. Our past due accounts receivable owed by these customers was $2.2 million as of August 31, 2021, which was net of allowance for doubtful accounts of $5.0 million.

Note 6 – Restructuring and Impairment Costs

During the three-month period ended August 31, 2020, we incurred severance and furlough-related costs of $6.0 million, which were included as a component of Cost of sales and Selling, general and administrative on our Condensed Consolidated Statements of Operations.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

In light of declines in commercial airline volumes and commercial program contract terminations in fiscal 2020 and 2021, we evaluated future cash flows related to certain rotable assets supporting long-term programs and recognized asset impairment charges of $5.8 million in the three-month period ended August 31, 2020.

In conjunction with the early termination notice we received in June 2021 from one of our PBH customers, we evaluated future cash flows related to the rotable assets supporting that fleet type and recognized asset impairment charges of $2.3 million in the three-month period ended August 31, 2021.

Note 7 – Accounting for Stock-Based Compensation

Restricted Stock

In the three-month period ended August 31, 2021, as part of our annual long-term stock incentive compensation, we granted 43,010 shares of performance-based restricted stock and 50,845 shares of time-based restricted stock to eligible employees. The grant date fair value per share for these shares was $37.74 (the closing price on the grant date). We also granted 32,307 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $42.56 (the closing price on the grant date).

Expense charged to operations for restricted stock during each of the three-month periods ended August 31, 2021 and 2020 was $1.9 million and $1.9 million, respectively.

Stock Options

In July 2021, as part of our annual long-term stock incentive compensation, we granted 143,745 stock options to eligible employees at an exercise price of $37.74 and grant date fair value of $13.36. The fair value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.8%
Expected volatility of common stock	41.6%
Dividend yield	0.8%
Expected option term in years	5.3

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Expense charged to operations for stock options during the three-month periods ended August 31, 2021 and 2020 was $1.2 million and $0.8 million, respectively.

Note 8 – Inventories

The summary of inventories is as follows:

	August 31,	May 31,
	2021	2021
Aircraft and engine parts, components and finished goods	$450.2	$468.4
Raw materials and parts	57.2	53.0
Work-in-process	18.4	19.2
	$525.8	$540.6

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9 – Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2021	2020
Interest paid	$0.3	$1.6
Income taxes paid	5.3	0.7
Income tax refunds received	0.2	0.1

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

During the three-month periods ended August 31, 2021 and 2020, we sold $87.5 million and $129.0 million, respectively, of receivables under the Purchase Agreement and remitted $95.9 million and $147.6 million, respectively, to the Purchaser on their behalf. As of August 31, 2021 and May 31, 2021, we had collected cash of $3.8 million and $8.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Income. We incurred discounts on the sale of our receivables of $0.1 million and $0.1 million during the three-month periods ended August 31, 2021 and 2020, respectively.

Note 11 – Government Subsidies

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. As of August 31, 2021, we have deferred payroll taxes of $12.4 million of which $6.2 million are included in Accrued Liabilities and $6.2 million in Other liabilities on our Condensed Consolidated Balance Sheet.

During the three-month period ended August 31, 2020, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. This funding included a $48.5 million cash grant which is to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain maintenance, repair, and overhaul (“MRO”) facilities. The grant was recognized as contra-expense on our Condensed Consolidated Statement of Income as the eligible wages, salaries and benefits were incurred. In fiscal 2021, we recognized the full amount of the grant as contra-expense within Cost of sales and Selling, general and administrative expenses of $47.5 million and $1.0 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

The remaining funding of $8.7 million was a low interest 10-year senior unsecured promissory note (“Promissory Note”) which included interest at a rate per annum equal to the sum of (i) 1.0% for the first five years, and the applicable secured overnight financing rate plus 2.0% in years six through ten plus (ii) in kind interest of 3.0% for the first five years and increasing by 1.0% each year over the remaining term. The Promissory Note was pre-payable at par at any time and we re-paid the Promissory Note in full during the fourth quarter of fiscal 2021. Certain corporate restrictions continue to apply to us which include restrictions on dividends, stock repurchases, employee compensation, and certain workforce actions.

Other countries have enacted legislation similar to the CARES Act to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees. During the three-month periods ended August 31, 2021 and 2020, respectively, our foreign subsidiaries recognized employment subsidies of $0.3 million and $3.3 million from foreign governments which have been deducted from the related expenses on our Condensed Consolidated Statements of Operations.

Note 12 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August,	May 31,
	2021	2021
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$104.5	$109.5
Term loan due November 1, 2021 with interest payable monthly	24.5	25.7
Total debt	129.0	135.2
Debt issuance costs, net	(1.4)	(1.5)
Long-term debt	$127.6	$133.7

At August 31, 2021, our debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

On October 18, 2017, we entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the “Credit Agreement”). The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two MRO facilities in Canada from Premier Aviation. This term loan is due in full at the expiration of the Credit Agreement on November 1, 2021 unless terminated earlier pursuant to the terms of the Credit Agreement. Interest is payable monthly on the term loan at the offered fluctuating Canadian Dollar Offer Rate plus 125 to 225 basis points based on certain financial measurements if a Bankers’ Acceptances loan, or at the offered fluctuating Prime Rate plus 25 to 125 basis points based on certain financial measurements, if a Prime Rate loan.

We maintain a Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders, which provides the Company an aggregate revolving credit commitment of $600 million and matures on September 25, 2024. Under certain circumstances, we have the ability to request, but our lenders are not required to grant, an increase to the revolving credit commitment by an aggregate amount of up to $300 million, not to exceed $900 million in total. Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 87.5 to 175 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 75 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at August 31, 2021 were $104.5 million and there were approximately $12.6 million of outstanding letters of credit, which reduced the availability under this facility to $482.9 million as of August 31, 2021.

The term loan under the Credit Agreement that matures on November 1, 2021 has been classified as a long-term liability due to our intent and ability to refinance this loan on a long-term basis using borrowings under our Revolving Credit Facility.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At August 31, 2021, we were in compliance with the financial and other covenants in our financing agreements.

Note 13 – Other Non-current Assets

Investments in Joint Ventures

Our investments in joint ventures include $10.8 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

The investment balance as of August 31, 2021 includes $9.5 million related to the guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt. The Indian joint venture is accounted for using the equity method. In addition, each of the partners in the Indian joint venture has a loan to the joint venture proportionate to its equity ownership. Our loan to the Indian joint venture under this arrangement was $3.1 million as of August 31, 2021.

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

August 31, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2021 and 2020 is as follows:

	Three Months Ended
	August 31,
	2021	2020
Basic and Diluted EPS:
Income (Loss) from continuing operations	$11.2	$(13.9)
Less income attributable to participating shares	(0.1)	—
Income (Loss) from continuing operations attributable to common shareholders	11.1	(13.9)
Income (Loss) from discontinued operations attributable to common shareholders	0.3	(0.6)
Net income (loss) attributable to common shareholders for earnings per share	11.4	$(14.5)

Weighted Average Shares:
Weighted average common shares outstanding–basic	35.1	34.9
Additional shares from assumed exercise of stock options	0.6	0.1
Weighted average common shares outstanding–diluted	35.7	35.0

Earnings (Loss) per share – basic:
Earnings (Loss) from continuing operations	$0.32	$(0.40)
Loss from discontinued operations	0.01	(0.02)
Earnings (Loss) per share - basic	$0.33	$(0.42)

Earnings (Loss) per share – diluted:
Earnings (Loss) from continuing operations	$0.31	$(0.40)
Loss from discontinued operations	0.01	(0.02)
Earnings (Loss) per share - diluted	$0.32	$(0.42)

The potential dilutive effect of 793,000 and 1,750,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month periods ended August 31, 2021 and 2020, respectively, as the shares would have been anti-dilutive.

Note 15 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended August 31, 2021 and 2020 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2021	$3.9	$(22.2)	$(18.3)
Other comprehensive income before reclassifications	(0.6)	—	(0.6)
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive loss	(0.6)	0.3	(0.3)
Balance at August 31, 2021	$3.3	$(21.9)	$(18.6)

Balance at June 1, 2020	$(2.0)	$(42.6)	$(44.6)
Other comprehensive loss before reclassifications	1.2	—	1.2
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income	1.2	0.3	1.5
Balance at August 31, 2020	$(0.8)	$(42.3)	$(43.1)

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 16 – Business Segment Information

Consistent with how our chief operating decision making officer (our Chief Executive Officer) evaluates performance and the way we are organized internally, we report our activities in two reportable segments: Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of manufacturing activities.

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

The Expeditionary Services segment consists of primarily manufacturing operations with sales derived from the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force, including engineering, design, and system integration services for specialized command and control systems. Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual Report on Form 10-K for the year ended May 31, 2021.

Our chief operating decision making officer (our Chief Executive Officer) evaluates performance based on our segments and utilizes gross profit as a primary profitability measure. Gross profit is calculated by subtracting cost of sales from sales. The assets and certain expenses related to corporate activities are not allocated to the segments.

Selected financial information for each segment is as follows:

	Three Months Ended
	August 31,
	2021	2020
Net sales:
Aviation Services	$435.6	$363.6
Expeditionary Services	19.5	37.2
	$455.1	$400.8

	Three Months Ended
	August 31,
	2021	2020
Gross profit:
Aviation Services	$60.9	$44.6
Expeditionary Services	3.7	4.0
	$64.6	$48.6

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended
	August 31,
	2021	2020
Segment gross profit	$64.6	$48.6
Selling, general and administrative	(49.3)	(45.3)
Loss from joint ventures	(0.2)	(0.1)
Loss on sale of business	—	(19.5)
Other income, net	0.7	0.2
Interest expense	(0.7)	(1.7)
Interest income	—	0.1
Income (Loss) from continuing operations before provision for income taxes	$15.1	$(17.7)

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

We recognized charges of $11.0 million in discontinued operations in fiscal 2021 related to this agreement and related matters. As of May 31, 2021, our reserve was $12.7 million and payment for the entire matter was made in the first quarter of fiscal 2022.

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

The Expeditionary Services segment consists of primarily manufacturing operations with sales derived from the design and manufacture of pallets, shelters, and containers used to support the U.S. military’s requirements for a mobile and agile force, including engineering, design, and system integration services for specialized command and control systems. Cost of sales consists principally of the cost of material to manufacture products, direct labor and overhead.

Our chief operating decision making officer (our Chief Executive Officer) evaluates performance based on our segments and utilizes gross profit as a primary profitability measure. Gross profit is calculated by subtracting cost of sales from sales. The assets and certain expenses related to corporate activities are not allocated to the segments.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2021.

Business Trends and Outlook

Consolidated sales for the first quarter of fiscal 2022 increased $54.3 million or 13.5% over the prior year quarter primarily due to an increase in sales of $72.0 million or 19.8% in our Aviation Services segment. Consolidated sales to commercial customers increased $92.0 million or 52.5% over the prior year quarter due to the partial recovery in commercial passenger air traffic. Our consolidated sales to government customers decreased $37.7 million or 16.7% primarily due to less volume across certain U.S. Government contracts.

Over the long-term, we expect to see strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers. We believe long-term commercial and government growth trends are favorable. As we continue to experience recovery and growth in our operations, our long-term strategy continues to emphasize investing in the business and capitalizing on opportunities in those markets.

Both our commercial and government businesses are subject to the economic environment, impact of COVID-19, public policy decisions or other factors that could adversely impact our business, financial condition or results of operations in the future. A recent example of this was the U.S. Government’s decision to withdraw its presence in Afghanistan. In conjunction with the U.S. exit from Afghanistan, we have concluded our activities in country under our WASS and U.S. Department of Defense contracts. The operations related to our activities in Afghanistan contributed revenue of $67 million in fiscal 2021.

Results of Operations

Three-Month Periods Ended August 31, 2021

Sales and gross profit for our two business segments for the three-months ended August 31, 2021 and 2020 were as follows:

	Three Months Ended August 31,
	2021	2020	% Change
Sales:
Aviation Services
Commercial	267.2	$169.6	57.5%
Government and defense	168.4	194.0	(13.2)%
	435.6	$363.6	19.8%
Expeditionary Services
Commercial	0.1	$5.7	nm
Government and defense	19.4	31.5	(38.4)%
	19.5	$37.2	(47.6)%

	Three Months Ended August 31,
	2021	2020	% Change
Gross Profit:
Aviation Services
Commercial	$30.5	$16.3	87.1%
Government and defense	30.4	28.3	7.4%
	$60.9	$44.6	36.5%
Expeditionary Services
Commercial	$—	$(1.3)	nm
Government and defense	3.7	5.3	(30.2)%
	$3.7	$4.0	(7.5)%

nm – Percentage change is not meaningful.

Aviation Services Segment

Sales in the Aviation Services segment increased $72.0 million or 19.8%, over the prior year period due to a $97.6 million, or 57.5% increase in sales to commercial customers. The increase in sales to commercial customers was attributable to increased sales of $38.7 million in our MRO activities as commercial passenger air traffic continues to recover from the impact of COVID-19. In addition, sales increased $30.9 million in our aftermarket parts trading activities which included whole asset sales of $22.0 million during the first quarter of fiscal 2022 compared to $14.0 million in the prior year.

During the first quarter of fiscal 2022, sales in this segment to government and defense customers decreased $25.6 million or 13.2%, from the prior year period. The prior year quarter include sales of $19.8 million related to the installation of engines on the C-40 aircraft we are delivering to the Naval Air Systems Command in support of the U.S. Marine Corps. No engine installation activities occurred in the first quarter of fiscal 2022.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the first quarter of fiscal 2022, we had an unfavorable cumulative catch-up adjustment of $1.0 million. In the first quarter of fiscal 2021, we had net favorable cumulative catch-up adjustments of $0.3 million. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Cost of sales in Aviation Services increased $55.7 million, or 17.5%, over the prior year period which was in line with the sales increase discussed above.

Gross profit in the Aviation Services segment increased $16.3 million, or 36.5%, over the prior year period. Gross profit on sales to commercial customers increased $14.2 million, or 87.1%, over the prior year period primarily due to the COVID-19 recovery discussed above. The gross profit margin on sales to commercial customers increased to 11.4% from 9.6% in the prior year period, primarily from our actions to reduce both our fixed and variable cost structure.

Gross profit on sales to government and defense customers increased $2.1 million over the prior year period. Gross profit margin on sales to government and defense customers increased to 18.1% from 14.6% in the prior year period, primarily as a result of the mix of products and services sold.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $17.7 million from the prior year period. The decrease was primarily due to strong volumes in the prior year quarter on the contract award from the U.S. Air Force to produce and repair 463L cargo pallets within our Mobility business. In addition, our composites manufacturing business, which was divested in the first quarter of fiscal 2021, contributed sales of $6.7 million in the prior year quarter.

Gross profit in the Expeditionary Services segment decreased $0.3 million from the prior period, primarily due to the lower sales volumes in our Mobility business. Gross profit margin increased to 19.0% from 10.8% in the prior year period, primarily as a result of the divestiture of our composites manufacturing business as it was not profitable in the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.0 million, or 8.8%, over the prior year period. As a percent of sales, selling, general and administrative expenses decreased to 10.8% from 11.3% in the prior year period reflecting the favorable impact from our cost reduction actions.

Income Taxes

Our effective income tax rate for continuing operations was 25.8% for the income in the first quarter of fiscal 2022 compared to 21.5% for the loss in the prior year period. The prior year quarter included excess tax expense from stock option exercises of $0.9 million, which reduced the effective income tax rate.

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

At August 31, 2021, our liquidity and capital resources included working capital of $620.7 million inclusive of cash of $48.8 million.

We maintain an unsecured Revolving Credit Facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders, which provides the Company an aggregate revolving credit commitment of $600 million and matures on September 25, 2024. Under certain circumstances, we have the ability to request, but our lenders are not required to grant, an increase to the credit commitment under the Revolving Credit Facility by an aggregate amount of up to $300 million, not to exceed $900 million in total.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 87.5 to 175 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 75 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at August 31, 2021 were $104.5 million and there were approximately $12.6 million of outstanding letters of credit, which reduced the availability under this facility to $482.9 million as of August 31, 2021. There are no other terms or covenants limiting the availability of this facility.

In the first quarter of fiscal 2021, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. This funding included a $48.5 million cash grant, which is to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain MRO facilities, and a low interest 10-year senior unsecured promissory note of $8.7 million. In fiscal 2021, we recognized the full amount of the grant as contra-expense within Cost of sales and Selling, general and administrative expenses. The Promissory Note was re-paid in full during the fourth quarter of fiscal 2021.

As of August 31, 2021, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility, including outstanding letters of credit of $11.6 million and foreign lines of credit of $10.1 million.

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

We have no retained interests in the sold receivables, other than limited recourse obligations under certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet.

During the three-month periods ended August 31, 2021 and 2020, we sold $87.5 million and $129.0 million, respectively, of receivables under the Purchase Agreement and remitted $95.9 million and $147.6 million, respectively, to the Purchaser on their behalf. As of August 31, 2021 and May 31, 2021, we had collected cash of $3.8 million and $8.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

At August 31, 2021, we were in compliance with all financial and other covenants under our financing arrangements.

Cash Flows from Operating Activities

Net cash provided by operating activities–continuing operations was $17.5 million in the three-month period ended August 31, 2021 compared to $39.8 million in the prior year period. The decrease from the prior period of $22.3 million was primarily attributable to the proceeds of a $48.5 million grant in the prior period from the Payroll Support Program of the CARES Act partially offset by a $25 million license fee paid to Unison Industries in the prior period for our expanded and extended exclusive distribution agreement.

Net cash used in operating activities–discontinued operations was $14.6 million in the three-month period ended August 31, 2021 compared to $0.9 million in the prior year period. The decrease from the prior period of $13.7 million was primarily attributable to the payment of the settlement with the U.S. Department of Justice for their False Claims Act investigation.

Cash Flows from Investing Activities

Net cash used in investing activities–continuing operations was $4.9 million during the three-month period ended August 31, 2021 compared to $1.7 million in the prior year period. The increase over the prior period was primarily related to investments in joint ventures of $2.7 million in the current year period.

Cash Flows from Financing Activities

Net cash used in financing activities–continuing operations was $5.5 million during the three-month period ended August 31, 2021 compared to $347.9 million in the prior year period. The decrease was primarily related to the repayment in the prior year period of our additional draw down on our Revolving Credit Facility. These funds were originally drawn in late fiscal 2020 as a precautionary measure in light of the economic and market uncertainty presented by COVID-19.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2022.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2021. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2021 for a discussion of accounts receivable exposure.

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended August 31, 2021.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2021. There were no significant changes during the quarter ended August 31, 2021.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2021, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 17 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 17 to our Condensed Consolidated Financial Statements for the quarter ended August 31, 2021 contained in this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

There is no material change in the information reported under Part I-Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Form of AAR CORP. Fiscal 2022 Short-Term Incentive Plan (filed herewith).

		10.2*	Form of AAR CORP. Fiscal 2022 Non-Qualified Stock Option Agreement (filed herewith).

		10.3*	Form of AAR CORP. Fiscal 2022 Restricted Stock Agreement (filed herewith).

		10.4*	Form of AAR CORP. Fiscal 2022 Performance Restricted Stock Agreement (filed herewith)

		10.5*	Form of Fiscal 2022 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021).

		10.6*	Deferred Cash Award Agreement dated July 12, 2021 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2021).

10.7*

Amendment dated July 13, 2021 to the Post-Retirement Agreement dated May 24, 2018 between AAR CORP. and David P. Storch (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 23, 2021 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 23, 2021 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 23, 2021 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 23, 2021 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2021 and May 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three-months ended August 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-months ended August 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Equity for the three-months ended August 31, 2021 and 2020 (vi) Notes to Condensed Consolidated Financial Statements.**

104.	Cover Page Interactive Data File	104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

AAR CORP.
(Registrant)

Date:	September 23, 2021	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)