Form 10-Q
period 2021-11-30
AAR CORP
filed 2021-12-21
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2021

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

As of November 30, 2021 there were 35,468,871 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2021

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2021 and May 31, 2021

(In millions, except share data)

ASSETS

	November 30,	May 31,
	2021	2021
	(Unaudited)
Current assets:
Cash and cash equivalents	$42.7	$51.8
Restricted cash	3.7	8.4
Accounts receivable, less allowances of $17.8 and $16.4, respectively	192.1	166.7
Contract assets	68.5	71.9
Inventories	531.7	540.6
Rotable assets and equipment on or available for short-term lease	53.9	50.4
Assets of discontinued operations	17.9	19.5
Other current assets	36.2	27.7
Total current assets	946.7	937.0

Property, plant and equipment, net of accumulated depreciation of $254.8 and $260.2 respectively	106.2	120.0

Other assets:
Goodwill and intangible assets, net	120.9	123.8
Operating lease right-of-use assets, net	76.3	75.8
Rotable assets supporting long-term programs	173.6	184.3
Other non-current assets	105.9	98.8
	476.7	482.7
	$1,529.6	$1,539.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2021 and May 31, 2021

(In millions, except share data)

LIABILITIES AND EQUITY

	November 30,	May 31,
	2021	2021
	(Unaudited)
Current liabilities:
Accounts payable	$124.3	$127.2
Accrued liabilities	143.1	148.3
Deferred revenue	33.6	25.9
Liabilities of discontinued operations	19.2	35.4
Total current liabilities	320.2	336.8

Long-term debt	103.2	133.7
Operating lease liabilities	60.5	59.9
Other liabilities	38.7	34.9
	202.4	228.5
Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	481.5	479.8
Retained earnings	774.0	741.7
Treasury stock, 9,831,915 and 9,925,551 shares at cost, respectively	(271.6)	(274.1)
Accumulated other comprehensive loss	(22.2)	(18.3)
Total equity	1,007.0	974.4
	$1,529.6	$1,539.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended November 30, 2021 and 2020

(Unaudited)

(In millions, except share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Sales:
Sales from products	$252.0	$233.1	$514.1	$469.4
Sales from services	184.6	170.5	377.6	335.0
	436.6	403.6	891.7	804.4
Cost and operating expenses:
Cost of products	202.1	194.3	419.7	398.8
Cost of services	156.1	139.8	329.0	287.5
Provision for doubtful accounts	0.8	4.4	0.8	4.4
Selling, general and administrative	47.1	43.4	96.4	88.7
	406.1	381.9	845.9	779.4
Loss from joint ventures	(0.4)	(0.1)	(0.6)	(0.2)
Operating income	30.1	21.6	45.2	24.8
Loss on sale of business	(1.3)	—	(1.3)	(19.5)
Other income (expense), net	0.3	(0.7)	1.0	(0.5)
Interest expense	(0.5)	(1.3)	(1.2)	(3.0)
Interest income	0.1	—	0.1	0.1
Income from continuing operations before provision for income taxes	28.7	19.6	43.8	1.9
Provision for income taxes	7.9	5.2	11.8	1.4
Income from continuing operations	20.8	14.4	32.0	0.5
Income (Loss) from discontinued operations, net of tax	—	(6.2)	0.3	(6.8)
Net income (loss)	$20.8	$8.2	$32.3	$(6.3)

Earnings (Loss) per share – basic:
Earnings from continuing operations	$0.59	$0.41	$0.90	$0.01
Income (Loss) from discontinued operations	—	(0.18)	0.01	(0.20)
Earnings (Loss) per share – basic	$0.59	$0.23	$0.91	$(0.19)

Earnings (Loss) per share – diluted:
Earnings from continuing operations	$0.58	$0.41	$0.89	$0.01
Income (Loss) from discontinued operations	—	(0.18)	0.01	(0.19)
Earnings (Loss) per share – diluted	$0.58	$0.23	$0.90	$(0.18)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2021 and 2020

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Net income (loss)	$20.8	$8.2	$32.3	$(6.3)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(3.9)	1.1	(4.5)	2.3
Pension and other post-retirement plans, net of tax of $0 and ($0.5) for the three months ended November 30, 2021 and 2020, respectively, and $0.1 and ($0.4) for the six months ended November 30, 2021 and 2020, respectively	0.3	(1.0)	0.6	(0.7)
Other comprehensive income (loss), net of tax	(3.6)	0.1	(3.9)	1.6
Comprehensive income (loss)	$17.2	$8.3	$28.4	$(4.7)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2021 and 2020

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2021	2020
Cash flows provided from operating activities:
Net income (loss)	$32.3	$(6.3)
Less: (Income) Loss from discontinued operations	(0.3)	6.8
Income from continuing operations	32.0	0.5
Adjustments to reconcile income from continuing operations to net cash provided from operating activities:
Depreciation and intangible amortization	17.8	18.2
Stock-based compensation	4.7	4.5
Provision for doubtful accounts	0.8	4.4
Deferred tax provision	(0.1)	1.0
Loss from joint ventures	0.6	0.2
Loss on sale of business	1.3	19.5
Customer contract termination costs	—	2.2
Impairment charges	2.9	7.0
Changes in certain assets and liabilities:
Accounts receivable	(26.2)	(4.8)
Contract assets	3.2	(7.5)
Inventories	8.0	30.2
Prepaid expenses and other current assets	(8.7)	36.8
Rotable assets supporting long-term programs	1.8	(0.9)
Accounts payable	(2.3)	8.8
Accrued and other liabilities	0.9	0.2
Payroll Support Program deferred credit	—	23.6
Deferred revenue on long-term programs	0.7	(60.4)
Other	(4.0)	(16.1)
Net cash provided from operating activities - continuing operations	33.4	67.4
Net cash used in operating activities - discontinued operations	(14.2)	(1.9)
Net cash provided from operating activities	19.2	65.5
Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(6.0)	(6.0)
Proceeds from termination of life insurance policies	—	10.0
Proceeds from asset disposals	7.3	—
Investments in joint ventures	(4.0)	—
Proceeds from sale of business	—	1.6
Net cash provided from (used in) investing activities	(2.7)	5.6
Cash flows used in financing activities:
Short-term borrowings, net	(5.0)	(390.0)
Repayment of long-term borrowings	(24.7)	—
Proceeds from Payroll Support Program note	—	8.7
Cash dividends	—	(0.1)
Stock compensation activity	(0.4)	(1.5)
Net cash used in financing activities	(30.1)	(382.9)
Effect of exchange rate changes on cash	(0.2)	0.1
Decrease in cash and cash equivalents	(13.8)	(311.7)
Cash, cash equivalents, and restricted cash at beginning of period	60.2	424.7
Cash, cash equivalents, and restricted cash at end of period	$46.4	$113.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Six Months Ended November 30, 2021 and 2020

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2021	$45.3	$479.8	$741.7	$(274.1)	$(18.3)	$974.4
Net income	—	—	11.5	—	—	11.5
Stock option activity	—	1.1	—	0.2	—	1.3
Restricted stock activity	—	(1.0)	—	2.3	—	1.3
Other comprehensive income, net of tax	—	—	—	—	(0.3)	(0.3)
Balance, August 31, 2021	$45.3	$479.9	$753.2	$(271.6)	$(18.6)	$988.2
Net income	—	—	20.8	—	—	20.8
Stock option activity	—	0.9	—	—	—	0.9
Restricted stock activity	—	0.7	—	—	—	0.7
Other comprehensive income, net of tax	—	—	—	—	(3.6)	(3.6)
Balance, November 30, 2021	$45.3	$481.5	$774.0	$(271.6)	$(22.2)	$1,007.0

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2020	$45.3	$478.6	$706.0	$(282.7)	$(44.6)	$902.6
Net loss	—	—	(14.5)	—	—	(14.5)
Cash dividends	—	—	(0.1)	—	—	(0.1)
Stock option activity	—	0.5	—	0.5	—	1.0
Restricted stock activity	—	(6.0)	—	6.1	—	0.1
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance, August 31, 2020	$45.3	$473.1	$691.4	$(276.1)	$(43.1)	$890.6
Net income	—	—	8.2	—	—	8.2
Stock option activity	—	1.1	—	0.1	—	1.2
Restricted stock activity	—	0.9	—	(0.3)	—	0.6
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance, November 30, 2020	$45.3	$475.1	$699.6	$(276.3)	$(43.0)	$900.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of May 31, 2021 has been derived from audited financial statements. To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of November 30, 2021, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-month periods ended November 30, 2021 and 2020, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2021 and 2020, and the Condensed Consolidated Statement of Changes in Equity for the three- and six-month periods ended November 30, 2021 and 2020. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

We recognized a loss on the sale of the Composites business of $19.5 million in the first quarter of fiscal 2021. In the fourth quarter of fiscal 2021, the post-closing working capital adjustment was finalized resulting in an additional loss of $0.7 million. The sale also included contingent consideration of up to $6.5 million based on the achievement of sales targets over a three-year period subsequent to the sale. Sales forecasts for the Composites business now indicate that it is unlikely that the sales targets will be achieved. We recognized a charge of $1.3 million in the three-month period ended November 30, 2021 to reflect the fair value of the contingent consideration at zero.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

For the three-month period ended November 30, 2021, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $8.2 million and $(2.3) million, respectively. For the three-month period ended November 30, 2020, we recognized favorable cumulative catch-up adjustments of $2.5 million. When considering these adjustments on a net basis, we recognized net favorable adjustments of $5.9 million and $2.5 million in the three-month periods ended November 30, 2021 and 2020, respectively.

For the six-month period ended November 30, 2021, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $8.2 million and $(3.3) million, respectively. For the six-month period ended November 30, 2020, we recognized favorable cumulative catch-up adjustments of $2.8 million. When considering these adjustments on a net basis, we recognized net favorable adjustments of $4.9 million and $2.8 million in the six-month periods ended November 30, 2021 and 2020, respectively.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

We have elected to use certain practical expedients permitted under ASU No. 2014-09, Revenue from Contracts with Customers. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Condensed Consolidated Statements of Operations, and are not considered a performance obligation to our customers. Our reported sales on our Condensed Consolidated Statements of Operations are net of any sales or related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

Net contract assets and liabilities are as follows:

	November 30,	May 31,
	2021	2021	Change
Contract assets – current	$68.5	$71.9	$(3.4)
Contract assets – non-current	24.0	21.6	2.4
Contract liabilities:
Deferred revenue – current	(33.6)	(25.9)	(7.7)
Deferred revenue on long-term contracts	(9.1)	(5.4)	(3.7)
Net contract assets	$49.8	$62.2	$(12.4)

Contract assets – non-current is reported within Other non-current assets and Deferred revenue on long-term contracts is reported within Other liabilities on our Condensed Consolidated Balance Sheets. Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

During the three-month period ended August 31, 2020, we terminated a commercial power-by-the-hour (“PBH”) customer contract which resulted in a charge of $2.2 million.

One of our PBH customers notified us in June 2021 that the customer would terminate its contract with us earlier than we originally anticipated. In conjunction with the early termination, we recognized a charge of $5.2 million in the three-month period ended

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

August 31, 2021, which included a reduction in contract assets and revenue of $1.0 million and the establishment of loss reserves of $4.2 million. As of November 30, 2021, our Condensed Consolidated Balance Sheet included remaining forward loss reserves of $2.2 million classified in Accrued liabilities.

During fiscal 2020, we established forward loss reserves for a certain PBH contract where total estimated costs are in excess of the total estimated consideration over the remainder of the contract. As of November 30, 2021, our Condensed Consolidated Balance Sheet included remaining forward loss reserves of $1.7 million classified in Accrued liabilities.

To support our PBH customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services. The agreement included certain minimum repair volume guarantees, which we have not met due to the impact of COVID-19 on commercial passenger aircraft flight hours. During fiscal 2021, we recognized a $4.5 million charge to reflect our estimated obligation over the remainder of the agreement for not achieving the minimum volume guarantees. During the three-month period ended August 31, 2021, we recognized a $1.7 million charge to increase the obligation reflecting the revised estimated shortfall on the minimum volume guarantee. As of November 30, 2021, our Condensed Consolidated Balance Sheet included remaining loss reserves of $4.6 million with $1.5 million classified as current in Accrued liabilities and $3.1 million classified as long-term in Other liabilities.

Changes in our deferred revenue were as follows for the three- and six-month periods ended November 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Deferred revenue at beginning of period	$(33.0)	$(85.4)	$(31.3)	$(99.2)
Revenue deferred	(72.0)	(50.8)	(122.1)	(123.0)
Revenue recognized	58.6	87.6	105.0	176.1
Other	3.7	0.2	5.7	(2.3)
Deferred revenue at end of period	$(42.7)	$(48.4)	$(42.7)	$(48.4)

Remaining Performance Obligations

As of November 30, 2021, we had approximately $780 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts. We expect that approximately 50% of this backlog will be recognized as revenue over the next 12 months with approximately 40% of the remainder recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management and/or repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Sales across the major customer markets for each of our reportable segments for the three- and six-month periods ended November 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Aviation Services:
Commercial	$257.0	$192.2	$524.2	$361.8
Government and defense	162.3	192.8	330.7	386.8
	$419.3	$385.0	$854.9	$748.6
Expeditionary Services:
Commercial	$0.7	$2.0	$0.8	$7.7
Government and defense	16.6	16.6	36.0	48.1
	$17.3	$18.6	$36.8	$55.8

Sales by geographic region for the three- and six-month periods ended November 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Aviation Services:
North America	$341.2	$314.1	$688.8	$608.9
Europe/Africa	50.4	45.7	112.4	96.7
Other	27.7	25.2	53.7	43.0
	$419.3	$385.0	$854.9	$748.6
Expeditionary Services:
North America	$17.3	$18.4	$36.6	$53.3
Europe/Africa	—	0.2	0.2	2.4
Other	—	—	—	0.1
	$17.3	$18.6	$36.8	$55.8

Note 5 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	November 30,	May 31,
	2021	2021
U.S. Government contracts:
Trade receivables	$22.8	$24.1
Unbilled receivables	21.1	25.2
	43.9	49.3
All other customers:
Trade receivables	131.6	104.9
Unbilled receivables	16.6	12.5
	148.2	117.4
	$192.1	$166.7

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 6 – Restructuring and Impairment Costs

During the six-month period ended November 30, 2020, we incurred severance and furlough-related costs of $8.2 million, which were included as a component of Cost of sales and Selling, general and administrative on our Condensed Consolidated Statements of Operations.

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

Expense charged to operations for restricted stock during each of the three-month periods ended November 30, 2021 and 2020 was $0.8 million and $0.8 million, respectively, and $2.7 million and $2.7 million during the six-month periods ended November 30, 2021 and 2020, respectively.

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

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Expense charged to operations for stock options during the three-month periods ended November 30, 2021 and 2020 was $0.9 million and $1.0 million, respectively, and during the six-month periods ended November 30, 2021 and 2020 was $2.1 million and $1.8 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 8 – Inventories

The summary of inventories is as follows:

	November 30,	May 31,
	2021	2021
Aircraft and engine parts, components and finished goods	$453.1	$468.4
Raw materials and parts	58.7	53.0
Work-in-process	19.9	19.2
	$531.7	$540.6

During the three-month period ended November 30, 2020, we decided to exit a product line in our engineering operations and recognized a $1.2 million charge to reserve against the remaining inventory.

Note 9 – Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2021	2020
Interest paid	$0.7	$2.6
Income taxes paid	10.9	2.2
Income tax refunds received	0.5	0.1

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

During the six-month periods ended November 30, 2021 and 2020, we sold $158.4 million and $243.1 million, respectively, of receivables under the Purchase Agreement and remitted $176.8 million and $268.5 million, respectively, to the Purchaser on their behalf. As of November 30, 2021 and May 31, 2021, we had collected cash of $3.7 million and $8.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Operations. We incurred discounts on the sale of our receivables of $0 million and $0.1 million during the three-month periods ended November 30, 2021 and 2020, respectively, and $0.1 million and $0.2 million during the six-month periods ended November 30, 2021 and 2020, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 11 – Government Subsidies

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. As of November 30, 2021, we have deferred payroll taxes of $12.4 million of which $6.2 million are included in Accrued liabilities and $6.2 million in Other liabilities on our Condensed Consolidated Balance Sheet.

During the three-month period ended August 31, 2020, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. This funding included a $48.5 million cash grant which is to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain maintenance, repair, and overhaul (“MRO”) facilities. The grant was recognized as contra-expense on our Condensed Consolidated Statement of Operations as the eligible wages, salaries and benefits were incurred. In fiscal 2021, we recognized the full amount of the grant as contra-expense within Cost of sales and Selling, general and administrative expenses of $47.5 million and $1.0 million, respectively.

The remaining funding of $8.7 million was a low interest 10-year senior unsecured promissory note (“Promissory Note”) which included interest at a rate per annum equal to the sum of (i) 1.0% for the first five years, and the applicable secured overnight financing rate plus 2.0% in years six through ten plus (ii) in kind interest of 3.0% for the first five years and increasing by 1.0% each year over the remaining term. The Promissory Note was pre-payable at par at any time and we re-paid the Promissory Note in full during the fourth quarter of fiscal 2021.  Certain corporate restrictions continue to apply to us which include restrictions on employee compensation.  The restrictions previously applicable to us relating to dividends, stock repurchases, and certain workforce actions have lapsed.

Other countries have enacted legislation similar to the CARES Act to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees. Our foreign subsidiaries recognized subsidies of $2.5 million and $1.6 million during the three-months ended November 30, 2021 and 2020, respectively, and $2.8 million and $4.9 million during the six-months ended November 30, 2021 and 2020, respectively, from foreign governments which have been deducted from the related expenses on our Condensed Consolidated Statements of Operations.

Note 12 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2021	2021
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$104.5	$109.5
Term loan due November 1, 2021 with interest payable monthly	—	25.7
Total debt	104.5	135.2
Debt issuance costs, net	(1.3)	(1.5)
Long-term debt	$103.2	$133.7

At November 30, 2021, our debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

On October 18, 2017, we entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the “Credit Agreement”). The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two MRO facilities in Canada from Premier Aviation. The term loan was paid in full at the expiration of the Credit Agreement on November 1, 2021.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

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

Borrowings outstanding under the Revolving Credit Facility at November 30, 2021 were $104.5 million and there were approximately $12.1 million of outstanding letters of credit, which reduced the availability of this facility to $483.4 million.

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At November 30, 2021, we were in compliance with the financial and other covenants in our financing agreements.

Note 13 – Other Non-current Assets

Investments in Joint Ventures

Our investments in joint ventures include $10.7 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

The investment balance as of November 30, 2021 includes $9.4 million related to the guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt. The Indian joint venture is accounted for using the equity method. In addition, each of the partners in the Indian joint venture has a loan to the joint venture proportionate to its equity ownership. Our loan to the Indian joint venture under this arrangement was $3.1 million as of November 30, 2021.

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

Split-Dollar Life Insurance Arrangements

We previously entered into split-dollar life insurance agreements to benefit certain former executives and officers. Under the terms of the arrangements, we made premium payments on the individuals’ behalf, and we retained a collateral interest in the policies generally to the extent of the premiums we previously paid.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

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

November 30, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Basic and Diluted EPS:
Income from continuing operations	$20.8	$14.4	$32.0	$0.5
Less income attributable to participating shares	(0.1)	(0.1)	(0.2)	—
Income from continuing operations attributable to common shareholders	20.7	14.3	31.8	0.5
Income (Loss) from discontinued operations attributable to common shareholders	—	(6.2)	0.3	(6.8)
Net income (loss) attributable to common shareholders for earnings per share	$20.7	$8.1	$32.1	$(6.3)

Weighted Average Shares:
Weighted average common shares outstanding – basic	35.1	34.9	35.1	34.9
Additional shares from the assumed exercise of stock options	0.5	0.1	0.5	0.1
Weighted average common shares outstanding – diluted	35.6	35.0	35.6	35.0

Earnings (Loss) per share – basic:
Earnings from continuing operations	$0.59	$0.41	$0.90	$0.01
Income (Loss) from discontinued operations	—	(0.18)	0.01	(0.20)
Earnings (Loss) per share - basic	$0.59	$0.23	$0.91	$(0.19)

Earnings (Loss) per share – diluted:
Earnings from continuing operations	$0.58	$0.41	$0.89	$0.01
Income (Loss) from discontinued operations	—	(0.18)	0.01	(0.19)
Earnings (Loss) per share - diluted	$0.58	$0.23	$0.90	$(0.18)

The potential dilutive effect of 1,195,000 and 1,743,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month periods ended November 30, 2021 and 2020, respectively, as the shares would have been anti-dilutive. The potential dilutive effect of 790,000 and 1,743,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding - diluted for the six-month periods ended November 30, 2021 and 2020, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

(Unaudited)

(Dollars in millions, except per share amounts)

Note 15 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and six-month periods ended November 30, 2021 and 2020 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at September 1, 2021	$3.3	$(21.9)	$(18.6)
Other comprehensive income before reclassifications	(3.7)	—	(3.7)
Amounts reclassified from AOCL	(0.2)	0.3	0.1
Total other comprehensive income (loss)	(3.9)	0.3	(3.6)
Balance at November 30, 2021	$(0.6)	$(21.6)	$(22.2)

Balance at September 1, 2020	$(0.8)	$(42.3)	$(43.1)
Other comprehensive loss before reclassifications	1.1	(1.2)	(0.1)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	1.1	(1.0)	0.1
Balance at November 30, 2020	$0.3	$(43.3)	$(43.0)

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2021	$3.9	$(22.2)	$(18.3)
Other comprehensive income before reclassifications	(4.3)	—	(4.3)
Amounts reclassified from AOCL	(0.2)	0.6	0.4
Total other comprehensive income (loss)	(4.5)	0.6	(3.9)
Balance at November 30, 2021	$(0.6)	$(21.6)	$(22.2)

Balance at June 1, 2020	$(2.0)	$(42.6)	$(44.6)
Other comprehensive loss before reclassifications	2.3	(1.2)	1.1
Amounts reclassified from AOCL	—	0.5	0.5
Total other comprehensive income (loss)	2.3	(0.7)	1.6
Balance at November 30, 2020	$0.3	$(43.3)	$(43.0)

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

November 30, 2021

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual Report on Form 10-K for the fiscal year ended May 31, 2021.

Our chief operating decision making officer (our Chief Executive Officer) evaluates performance based on our segments and utilizes gross profit as a primary profitability measure. Gross profit is calculated by subtracting cost of sales from sales. The assets and certain expenses related to corporate activities are not allocated to the segments.

Selected financial information for each segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Sales:
Aviation Services	$419.3	$385.0	$854.9	$748.6
Expeditionary Services	17.3	18.6	36.8	55.8
	$436.6	$403.6	$891.7	$804.4

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Gross profit:
Aviation Services	$74.0	$66.8	$134.9	$111.4
Expeditionary Services	4.4	2.7	8.1	6.7
	$78.4	$69.5	$143.0	$118.1

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Segment gross profit	$78.4	$69.5	$143.0	$118.1
Selling, general and administrative	(47.1)	(43.4)	(96.4)	(88.7)
Loss from joint ventures	(0.4)	(0.1)	(0.6)	(0.2)
Provision for doubtful accounts	(0.8)	(4.4)	(0.8)	(4.4)
Loss on sale of business	(1.3)	—	(1.3)	(19.5)
Other income(expenses), net	0.3	(0.7)	1.0	(0.5)
Interest expense	(0.5)	(1.3)	(1.2)	(3.0)
Interest income	0.1	—	0.1	0.1
Income from continuing operations before provision for income taxes	$28.7	$19.6	$43.8	$1.9

Note 17 – Legal Proceedings

We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business, except for the following:

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2021

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

Business Trends and Outlook

Consolidated sales for the second quarter of fiscal 2022 increased $33.0 million or 8.2% over the prior year quarter primarily due to an increase in sales of $34.3 million or 8.9% in our Aviation Services segment. Consolidated sales to commercial customers increased $63.5 million or 32.7% over the prior year quarter due to the partial recovery in commercial passenger air traffic. Our consolidated sales to government customers decreased $30.5 million or 14.6% primarily due to less volume across certain U.S. Government contracts.

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

Both our commercial and government businesses are subject to the economic environment, impact of COVID-19, public policy decisions or other factors that could adversely impact our business, financial condition or results of operations in the future. A recent example of this was the U.S. Government’s decision to withdraw all U.S. Department of State personnel presence in Afghanistan. In conjunction with the U.S. exit from Afghanistan, we concluded our activities in country under our WASS and U.S. Department of Defense contracts. The operations related to our activities in Afghanistan contributed revenue of $67 million in fiscal 2021.

Results of Operations

Three- and Six-Month Periods Ended November 30, 2021

Sales and gross profit for our two business segments for the three- and six-months ended November 30, 2021 and 2020 were as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
	2021	2020	% Change	2021	2020	% Change
Sales:
Aviation Services
Commercial	$257.0	$192.2	33.7%	$524.2	$361.8	44.9%
Government and defense	162.3	192.8	(15.8)%	330.7	386.8	(14.5)%
	$419.3	$385.0	8.9%	$854.9	$748.6	14.2%
Expeditionary Services
Commercial	$0.7	$2.0	(65.0)%	$0.8	$7.7	(89.6)%
Government and defense	16.6	16.6	—	36.0	48.1	(25.2)%
	$17.3	$18.6	(7.0)%	$36.8	$55.8	(34.1)%

	Three Months Ended November 30,			Six Months Ended November 30,
	2021	2020	% Change	2021	2020	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$44.6	$37.9	17.7%	$75.1	$54.2	38.6%
Government and defense	29.4	28.9	1.7%	59.8	57.2	4.5%
	$74.0	$66.8	10.8%	$134.9	$111.4	21.1%
Expeditionary Services
Commercial	$—	$0.1	nm	$—	$(1.2)	nm
Government and defense	4.4	2.6	69.2%	8.1	7.9	2.5%
	$4.4	$2.7	63.0%	$8.1	$6.7	20.9%

nm – Percentage change is not meaningful.

Three Month Period Ended November 30, 2021

Aviation Services Segment

Sales in the Aviation Services segment increased $34.3 million or 8.9% over the prior year period due to a $64.8 million or 33.7% increase in sales to commercial customers. The increase in sales to commercial customers was attributable to increased sales of $21.7 million in our MRO activities as commercial passenger air traffic continues to recover from the impact of COVID-19.  In addition, sales increased $15.8 million in our aftermarket parts trading activities which included whole asset sales of $12.0 million during the second quarter of fiscal 2022 compared to none in the prior year.

During the second quarter of fiscal 2022, sales in this segment to government and defense customers decreased $30.5 million or 15.8%, from the prior year period. The prior year quarter included sales of $19.7 million related to the installation of engines on the C-40 aircraft we are delivering to the Naval Air Systems Command in support of the U.S. Marine Corps. No engine installation activities occurred in the second quarter of fiscal 2022.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the second quarter of fiscal 2022, we had net favorable cumulative catch-up adjustments of $5.9 million compared to net favorable cumulative catch-up adjustments of $2.5 million in prior year quarter.  These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Cost of sales in Aviation Services increased $27.1 million, or 8.5%, over the prior year period which was in line with the sales increase discussed above.

Gross profit in the Aviation Services segment increased $7.2 million, or 10.8%, over the prior year period. Gross profit on sales to commercial customers increased $6.7 million, or 17.7%, over the prior year period primarily due to the COVID-19 recovery discussed above. The gross profit margin on sales to commercial customers decreased to 17.4% from 19.7% in the prior year period, primarily from the benefit of government workforce subsidies including the Payroll Support Program in the CARES Act and other subsidies provided by foreign governments. We recognized a benefit of $2.4 million in cost of sales during the second quarter of fiscal 2022 related to the government subsidies compared to $18.1 million in the prior year quarter.

Gross profit on sales to government and defense customers increased $0.5 million, or 1.7%, over the prior year period. Gross profit margin on sales to government and defense customers increased to 18.1% from 15.0% in the prior year period, primarily driven by cumulative catch-up adjustments on long-term government programs.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $1.3 million, or 7.0%, from the prior year period primarily due to reduced volume for our mobility products. Gross profit in the Expeditionary Services segment increased $1.7 million, or 63.0%, over the prior period primarily due to lower raw material costs. Gross profit margin increased to 25.4% from 14.5% in the prior year period primarily as a result of these lower raw material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.7 million, or 8.5%, over the prior year period primarily due to the reinstatement of full salary and benefits which were temporarily reduced during the prior year quarter as part of our actions to mitigate the financial impact to our business from COVID-19. As a percent of sales, selling, general and administrative expenses remained consistent at 10.8% as the reinstatement of compensation was offset by the favorable impact from our cost reduction actions.

Income Taxes

Our effective income tax rate for continuing operations was 27.5% for the second quarter of fiscal 2022 compared to 26.5% in the prior year period. The increase in the effective tax rate in fiscal 2022 is primarily related to higher non-deductible expenses in fiscal 2022 compared to the prior year.

Discontinued Operations

Loss from discontinued operations was $6.2 million in the prior year period which was attributable to a $6.0 million increase in our reserve to reflect the tentative agreement with the U.S. Department of Justice to settle their investigation of our Contractor-Owned, Contractor-Operated (“COCO”) business under the federal civil False Claims Act.

Six Month Period Ended November 30, 2021

Aviation Services Segment

Sales in the Aviation Services segment increased $106.3 million, or 14.2%, over the prior year period due to a $162.4 million, or 44.9%, increase in sales to commercial customers.  The increase in sales to commercial customers was attributable to increased sales of $53.0 million in our MRO activities as commercial passenger air traffic continues to recover from the impact of COVID-19.  In addition, sales increased $46.3 million in our aftermarket parts trading activities which included whole asset sales of $34.0 million during the six-month period ended November 30, 2021 compared to $14.0 million in the prior year period.

During the six-month period ended November 30, 2021, sales in this segment to government and defense customers decreased $56.1 million, or 14.5%, from the prior year period.  This decrease was primarily attributable to the timing of activities for the C-40 aircraft we are delivering to the Naval Air Systems Command in support of the U.S. Marine Corps.  The prior year period included sales of $39.5 million related to the installation of engines on the aircraft while no engine installation activities occurred in fiscal 2022.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. During the six-month period ended November 30, 2021, we had net favorable cumulative catch-up adjustments of $4.9 million compared to net favorable cumulative catch-up adjustments of $2.8 million in prior year period. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Cost of sales in Aviation Services increased $82.8 million, or 13.0%, over the prior year period which was in line with the sales increase discussed above.

Gross profit in the Aviation Services segment increased $23.5 million, or 21.1%, over the prior year period. Gross profit on sales to commercial customers increased $20.9 million, or 38.6%, over the prior year period primarily due to the COVID-19 recovery discussed above. In addition, gross profit was unfavorably impacted in the six-month period ended November 30, 2020 due to asset impairment charges of $7.0 million and facility consolidation and repositioning costs of $2.4 million. These items were more than offset by a benefit of $28.2 million in government workforce subsidies from the Payroll Support Program in the CARES Act and other subsidies provided by foreign governments. Gross profit margin on sales to commercial customers decreased to 14.3% from 15.0% in the prior year period primarily due to the impact of the subsidies in the prior year period more than offsetting the volume recovery in fiscal 2022.

Gross profit on sales to government and defense customers increased $2.6 million, or 4.5%, over the prior year primarily driven by cumulative catch-up adjustments on long-term government programs. Gross profit margin on sales to government and defense customers increased to 18.1% from 14.8% in the prior year period primarily as a result of these adjustments.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $19.0 million, or 34.1%, from the prior year period primarily due to reduced volume for our mobility products.  Gross profit in the Expeditionary Services segment increased $1.4 million, or 20.9%, over the prior period primarily due to the divestiture of our composites manufacturing business which was not profitable prior to its divestiture on August 31, 2020.  Gross profit margin increased to 22.0% from 12.0% in the prior year period primarily as a result of the divestiture.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.7 million, or 8.7%, over the prior year period primarily due to the reinstatement of full salary and benefits which were temporarily reduced during the prior year period as part of our actions to mitigate the financial impact of COVID-19. As a percent of sales, selling, general and administrative expenses decreased to 10.8% from 11.0% in the prior year period primarily due to the benefit from our actions to reduce both our fixed and variable cost structure in light of the reduced volumes from COVID-19.

Income Taxes

Our effective income tax rate for continuing operations was 26.9% for the six-month period ended November 30, 2021 compared to 73.7% in the prior year period. The prior year period included unfavorable stock compensation items of $0.9 million.

Discontinued Operations

Income from discontinued operations was $0.3 million in the six-month period ended November 30, 2021 compared to a loss of $6.8 million in the prior year period. The loss in the prior year period was attributable to a $6.0 million increase in our legal reserve discussed above.

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

At November 30, 2021, our liquidity and capital resources included working capital of $626.5 million inclusive of cash of $42.7 million.

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

Borrowings outstanding under the Revolving Credit Facility at November 30, 2021 were $104.5 million and there were approximately $12.1 million of outstanding letters of credit, which reduced the availability of this facility to $483.4 million. There are no other terms or covenants limiting the availability of this facility.

In the first quarter of fiscal 2021, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. This funding included a $48.5 million cash grant, which was to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain MRO facilities, and a low interest 10-year senior unsecured promissory note of $8.7 million. In fiscal 2021, we recognized the full amount of the grant as contra-expense within Cost of sales and Selling, general and administrative expenses. The Promissory Note was re-paid in full during the fourth quarter of fiscal 2021.

As of November 30, 2021, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility, including outstanding letters of credit of $11.6 million and foreign lines of credit of $9.7 million.

On October 18, 2017, we entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the “Credit Agreement”). The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two MRO facilities in Canada from Premier Aviation. The term loan was paid in full at the expiration of the Credit Agreement on November 1, 2021.

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets.

During the six-month periods ended November 30, 2021 and 2020, we sold $158.4 million and $243.1 million, respectively, of receivables under the Purchase Agreement and remitted $176.8 million and $268.5 million, respectively, to the Purchaser on their behalf. As of November 30, 2021 and May 31, 2021, we had collected cash of $3.7 million and $8.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

At November 30, 2021, we were in compliance with all financial and other covenants under our financing arrangements.

On December 16, 2021, our Board of Directors approved a stock repurchase program in which we may repurchase up to $150 million of our common stock with no expiration date. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and other investment opportunities. We plan to fully utilize the authorization over approximately the next two years.

Cash Flows from Operating Activities

Net cash provided by operating activities–continuing operations was $33.4 million in the six-month period ended November 30, 2021 compared to cash provided of $67.4 million in the prior year period. The decrease from the prior period of $34.0 million was primarily attributable to a higher reduction in inventory levels in the prior year period and the proceeds of a $48.5 million grant from the Payroll Support Program of the CARES Act. These items were partially offset by a $25 million license fee paid to Unison Industries in the prior year period for our expanded and extended exclusive distribution agreement.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.7 million during the six-month period ended November 30, 2021 compared to a cash provided of $5.6 million in the prior year period. The decrease over the prior period was primarily related to proceeds of $10.0 million from the termination of split-dollar life insurance policies in the prior year period.

Cash Flows from Financing Activities

Net cash used in financing activities was $30.1 million during the six-month period ended November 30, 2021 compared to cash used of $382.9 million in the prior year period. The prior year period included the repayment of our additional draw down on our Revolving Credit Facility. These funds were originally drawn in late fiscal 2020 as a precautionary measure in light of the economic and market uncertainty presented by COVID-19.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during fiscal 2022.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 for a discussion of accounts receivable exposure.

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended November 30, 2021.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. There were no significant changes during the quarter ended November 30, 2021.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2021, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 17 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 17 to our Condensed Consolidated Financial Statements for the quarter ended November 30, 2021 contained in this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

There is no material change in the information reported under Part I-Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated December 21, 2021 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated December 21, 2021 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated December 21, 2021 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated December 21, 2021 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2021 and May 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended November 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended November 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Equity for the three- and six-months ended November 30, 2021 and 2020 (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	December 21, 2021	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)