Form 10-Q
period 2022-02-28
AAR CORP
filed 2022-03-22
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 28, 2022 there were 35,196,677 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2022

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2022 and May 31, 2021

(In millions, except share data)

ASSETS

	February 28,	May 31,
	2022	2021
	(Unaudited)
Current assets:
Cash and cash equivalents	$40.6	$51.8
Restricted cash	2.4	8.4
Accounts receivable, less allowances of $17.5 and $16.4, respectively	209.3	166.7
Contract assets	68.8	71.9
Inventories	535.2	540.6
Rotable assets and equipment on or available for short-term lease	53.6	50.4
Assets of discontinued operations	17.0	19.5
Other current assets	50.3	27.7
Total current assets	977.2	937.0

Property, plant and equipment, net of accumulated depreciation of $258.4 and $260.2 respectively	106.9	120.0

Other assets:
Goodwill and intangible assets, net	121.0	123.8
Operating lease right-of-use assets, net	73.2	75.8
Rotable assets supporting long-term programs	171.1	184.3
Other non-current assets	102.6	98.8
	467.9	482.7
	$1,552.0	$1,539.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2022 and May 31, 2021

(In millions, except share data)

LIABILITIES AND EQUITY

	February 28,	May 31,
	2022	2021
	(Unaudited)
Current liabilities:
Accounts payable	$140.8	$127.2
Accrued liabilities	157.4	148.3
Deferred revenue	26.8	25.9
Liabilities of discontinued operations	18.1	35.4
Total current liabilities	343.1	336.8

Long-term debt	103.3	133.7
Operating lease liabilities	57.9	59.9
Other liabilities	30.0	34.9
	191.2	228.5

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	481.4	479.8
Retained earnings	796.5	741.7
Treasury stock, 10,104,109 and 9,925,551 shares at cost, respectively	(285.4)	(274.1)
Accumulated other comprehensive loss	(20.1)	(18.3)
Total equity	1,017.7	974.4
	$1,552.0	$1,539.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended February 28, 2022 and 2021

(Unaudited)

(In millions, except share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Sales:
Sales from products	$275.1	$227.1	$789.2	$696.5
Sales from services	177.1	183.2	554.7	518.2
	452.2	410.3	1,343.9	1,214.7
Cost and operating expenses:
Cost of products	217.8	179.8	637.5	578.6
Cost of services	154.0	144.5	483.0	432.0
Provision for doubtful accounts	0.1	1.4	0.9	5.8
Selling, general and administrative	48.9	44.9	145.3	133.6
	420.8	370.6	1,266.7	1,150.0
Loss from joint ventures	(1.1)	—	(1.7)	(0.2)
Operating income	30.3	39.7	75.5	64.5
Loss on sale of business	—	—	(1.3)	(19.5)
Other income, net	1.1	4.4	2.1	3.9
Interest expense	(0.6)	(1.1)	(1.8)	(4.1)
Interest income	—	0.1	0.1	0.2
Income from continuing operations before provision for income taxes	30.8	43.1	74.6	45.0
Provision for income taxes	8.2	12.0	20.0	13.4
Income from continuing operations	22.6	31.1	54.6	31.6
Income (Loss) from discontinued operations, net of tax	(0.1)	(3.0)	0.2	(9.8)
Net income	$22.5	$28.1	$54.8	$21.8

Earnings per share – basic:
Earnings from continuing operations	$0.64	$0.88	$1.54	$0.90
Income (Loss) from discontinued operations	—	(0.09)	0.01	(0.28)
Earnings per share – basic	$0.64	$0.79	$1.55	$0.62

Earnings per share – diluted:
Earnings from continuing operations	$0.63	$0.87	$1.52	$0.89
Income (Loss) from discontinued operations	—	(0.08)	0.01	(0.28)
Earnings per share – diluted	$0.63	$0.79	$1.53	$0.61

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 28, 2022 and 2021

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Net income	$22.5	$28.1	$54.8	$21.8
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(0.5)	0.2	(5.0)	2.5
Pension and other post-retirement plans, net of tax of $0.7 and $0.1 for the three months ended February 28, 2022 and 2021, respectively, and $0.8 and $(0.3) for the nine months ended February 28, 2022 and 2021, respectively	2.6	0.4	3.2	(0.3)
Other comprehensive income (loss), net of tax	2.1	0.6	(1.8)	2.2
Comprehensive income	$24.6	$28.7	$53.0	$24.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2022 and 2021

(Unaudited)

(In millions)

	Nine Months Ended
	February 28,
	2022	2021
Cash flows provided from operating activities:
Net income	$54.8	$21.8
Less: (Income) Loss from discontinued operations	(0.2)	9.8
Income from continuing operations	54.6	31.6
Adjustments to reconcile income from continuing operations to net cash provided from operating activities:
Depreciation and intangible amortization	25.5	27.1
Stock-based compensation	5.8	6.8
Provision for doubtful accounts	0.9	5.8
Deferred tax provision	(1.5)	(2.7)
Loss from joint ventures	1.7	0.2
Loss on sale of business	1.3	19.5
Customer contract termination costs	—	2.2
Impairment charges	2.9	7.0
Changes in certain assets and liabilities:
Accounts receivable	(44.1)	(22.5)
Contract assets	2.9	(16.8)
Inventories	4.6	51.2
Prepaid expenses and other current assets	(22.7)	46.7
Rotable assets supporting long-term programs	1.4	4.2
Accounts payable	14.1	(7.1)
Accrued and other liabilities	3.1	12.4
Deferred revenue on long-term programs	2.5	(72.6)
Other	(3.4)	(8.0)
Net cash provided from operating activities - continuing operations	49.6	85.0
Net cash used in operating activities - discontinued operations	(14.5)	(2.4)
Net cash provided from operating activities	35.1	82.6
Cash flows provided from (used in) investing activities:
Property, plant and equipment expenditures	(10.2)	(8.6)
Proceeds from termination of life insurance policies	—	10.0
Proceeds from asset disposals	7.3	—
Investments in joint ventures	(4.0)	—
Other	—	0.9
Net cash provided from (used in) investing activities	(6.9)	2.3
Cash flows used in financing activities:
Short-term borrowings, net	(5.0)	(405.0)
Repayment of long-term borrowings	(24.7)	—
Purchase of treasury stock	(20.2)
Proceeds from Payroll Support Program note	—	8.7
Cash dividends	—	(0.1)
Stock compensation activity	4.6	(0.8)
Net cash used in financing activities	(45.3)	(397.2)
Effect of exchange rate changes on cash	(0.1)	0.2
Decrease in cash and cash equivalents	(17.2)	(312.1)
Cash, cash equivalents, and restricted cash at beginning of period	60.2	424.7
Cash, cash equivalents, and restricted cash at end of period	$43.0	$112.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended February 28, 2022 and 2021

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2021	$45.3	$479.8	$741.7	$(274.1)	$(18.3)	$974.4
Net income	—	—	11.5	—	—	11.5
Stock option activity	—	1.1	—	0.2	—	1.3
Restricted stock activity	—	(1.0)	—	2.3	—	1.3
Other comprehensive loss, net of tax	—	—	—	—	(0.3)	(0.3)
Balance, August 31, 2021	$45.3	$479.9	$753.2	$(271.6)	$(18.6)	$988.2
Net income	—	—	20.8	—	—	20.8
Stock option activity	—	0.9	—	—	—	0.9
Restricted stock activity	—	0.7	—	—	—	0.7
Other comprehensive loss, net of tax	—	—	—	—	(3.6)	(3.6)
Balance, November 30, 2021	$45.3	$481.5	$774.0	$(271.6)	$(22.2)	$1,007.0
Net income	—	—	22.5	—	—	22.5
Stock option activity	—	(0.4)	—	6.4	—	6.0
Restricted stock activity	—	0.3	—	—	—	0.3
Repurchase of shares	—	—	—	(20.2)	—	(20.2)
Other comprehensive income, net of tax	—	—	—	—	2.1	2.1
Balance, February 28, 2022	$45.3	$481.4	$796.5	$(285.4)	$(20.1)	$1,017.7

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2020	$45.3	$478.6	$706.0	$(282.7)	$(44.6)	$902.6
Net loss	—	—	(14.5)	—	—	(14.5)
Cash dividends	—	—	(0.1)	—	—	(0.1)
Stock option activity	—	0.5	—	0.5	—	1.0
Restricted stock activity	—	(6.0)	—	6.1	—	0.1
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance, August 31, 2020	$45.3	$473.1	$691.4	$(276.1)	$(43.1)	$890.6
Net income	—	—	8.2	—	—	8.2
Stock option activity	—	1.1	—	0.1	—	1.2
Restricted stock activity	—	0.9	—	(0.3)	—	0.6
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance, November 30, 2020	$45.3	$475.1	$699.6	$(276.3)	$(43.0)	$900.7
Net income	—	—	28.1	—	—	28.1
Stock option activity	—	1.0	—	0.9	—	1.9
Restricted stock activity	—	1.3	—	(0.2)	—	1.1
Other comprehensive income, net of tax	—	—	—	—	0.6	0.6
Balance, February 28, 2021	$45.3	$477.4	$727.7	$(275.6)	$(42.4)	$932.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2022

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of February 28, 2022, the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended February 28, 2022 and 2021, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2022 and 2021, and the Condensed Consolidated Statements of Changes in Equity for the three- and nine-month periods ended February 28, 2022 and 2021. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

We recognized a loss on the sale of the Composites business of $19.5 million in the first quarter of fiscal 2021. In the fourth quarter of fiscal 2021, the post-closing working capital adjustment was finalized resulting in an additional loss of $0.7 million. The sale also included contingent consideration of up to $6.5 million based on the achievement of sales targets over a three-year period subsequent to the sale. We recognized a charge of $1.3 million in the three-month period ended November 30, 2021 to reflect the fair value of the contingent consideration at zero as it is unlikely the sales targets will be achieved.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2022

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

February 28, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

For the three-month period ended February 28, 2022, we recognized a favorable cumulative catch-up adjustment of $2.5 million. For the three-month period ended February 28, 2021, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $4.1 million and $(2.1) million, respectively, or $2.0 million on a net basis.

For the nine-month period ended February 28, 2022, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $10.7 million and $(3.3) million, respectively. For the nine-month period ended February 28, 2021, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $6.9 million and $(2.1) million, respectively. When considering these adjustments on a net basis, we recognized net favorable adjustments of $7.4 million and $4.8 million in the nine-month periods ended February 28, 2022 and 2021, respectively.

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

Net contract assets and liabilities are as follows:

	February 28,	May 31,
	2022	2021	Change
Contract assets – current	$68.8	$71.9	$(3.1)
Contract assets – non-current	22.4	21.6	0.8
Contract liabilities:
Deferred revenue – current	(26.8)	(25.9)	(0.9)
Deferred revenue on long-term contracts	(8.7)	(5.4)	(3.3)
Net contract assets	$55.7	$62.2	$(6.5)

Contract assets – non-current is reported within Other non-current assets and Deferred revenue on long-term contracts is reported within Other liabilities on our Condensed Consolidated Balance Sheets. Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

During the three-month period ended August 31, 2020, we terminated a commercial power-by-the-hour (“PBH”) customer contract which resulted in a charge of $2.2 million. During the three-month period ended February 28, 2021, we recognized a loss contract charge of $3.5 million related to a certain PBH contract accounted for as a long-term contract using the cost-to-cost input method for revenue recognition.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

One of our PBH customers notified us in June 2021 that the customer would terminate its contract with us earlier than we originally anticipated. In conjunction with the early termination, we recognized a charge of $5.2 million in the three-month period ended August 31, 2021, which included a reduction in contract assets and revenue of $1.0 million and the establishment of loss reserves of $4.2 million. As of February 28, 2022, our Condensed Consolidated Balance Sheet included remaining loss reserves of $0.9 million classified in Accrued liabilities.

During fiscal 2020, we established forward loss reserves for a certain PBH contract where total estimated costs are in excess of the total estimated consideration over the remainder of the contract. As of February 28, 2022, our Condensed Consolidated Balance Sheet included remaining forward loss reserves of $1.5 million classified in Accrued liabilities.

To support our PBH customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services. The agreement included certain minimum repair volume guarantees, which we have not met due to the impact of COVID-19 on commercial passenger aircraft flight hours. During fiscal 2021, we recognized a $4.5 million charge to reflect our estimated obligation over the remainder of the agreement for not achieving the minimum volume guarantees. During the three-month period ended August 31, 2021, we recognized a $1.7 million charge to increase the obligation reflecting the revised estimated shortfall on the minimum volume guarantee. As of February 28, 2022, our Condensed Consolidated Balance Sheet included remaining loss reserves of $4.6 million with $1.5 million classified as current in Accrued liabilities and $3.1 million classified as long-term in Other liabilities.

Changes in our deferred revenue were as follows for the three- and nine-month periods ended February 28, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Deferred revenue at beginning of period	$(42.7)	$(48.4)	$(31.3)	$(99.2)
Revenue deferred	(81.9)	(61.7)	(204.0)	(184.7)
Revenue recognized	82.4	72.4	187.4	248.5
Other	6.7	(0.6)	12.4	(2.9)
Deferred revenue at end of period	$(35.5)	$(38.3)	$(35.5)	$(38.3)

Remaining Performance Obligations

As of February 28, 2022, we had approximately $825 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts. We expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months with approximately 35% of the remainder recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management and/or repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Sales across the major customer markets for each of our reportable segments for the three- and nine-month periods ended February 28, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Aviation Services:
Commercial	$264.0	$204.7	$788.2	$566.5
Government and defense	174.0	185.0	504.7	571.8
	$438.0	$389.7	$1,292.9	$1,138.3
Expeditionary Services:
Commercial	$1.0	$3.1	$1.8	$10.8
Government and defense	13.2	17.5	49.2	65.6
	$14.2	$20.6	$51.0	$76.4

Sales by geographic region for the three- and nine-month periods ended February 28, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Aviation Services:
North America	$324.2	$318.2	$1,013.0	$927.1
Europe/Africa	50.1	49.0	162.5	145.7
Other	63.7	22.5	117.4	65.5
	$438.0	$389.7	$1,292.9	$1,138.3
Expeditionary Services:
North America	$14.2	$20.3	$50.8	$73.6
Europe/Africa	—	0.2	0.2	2.6
Other	—	0.1	—	0.2
	$14.2	$20.6	$51.0	$76.4

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	February 28,	May 31,
	2022	2021
U.S. Government contracts:
Trade receivables	$33.6	$24.1
Unbilled receivables	16.9	25.2
	50.5	49.3
All other customers:
Trade receivables	144.7	104.9
Unbilled receivables	14.1	12.5
	158.8	117.4
	$209.3	$166.7

Note 6 – Restructuring and Impairment Costs

During the nine-month period ended February 28, 2021, we incurred severance and furlough-related costs of $8.3 million, which were included as a component of Cost of sales and Selling, general and administrative on our Condensed Consolidated Statements of Income.

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

Expense charged to operations for restricted stock during each of the three-month periods ended February 28, 2022 and 2021 was $0.2 million and $1.2 million, respectively, and $2.9 million and $3.9 million during the nine-month periods ended February 28, 2022 and 2021, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

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

The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2022 and 2021 was $4.3 million and $0.5 million, respectively. Expense charged to operations for stock options during the three-month periods ended February 28, 2022 and 2021 was $0.8 million and $1.1 million, respectively, and during the nine-month periods ended February 28, 2022 and 2021 was $2.9 million and $2.9 million, respectively.

Note 8 – Inventories

The summary of inventories is as follows:

	February 28,	May 31,
	2022	2021
Aircraft and engine parts, components and finished goods	$451.0	$468.4
Raw materials and parts	61.4	53.0
Work-in-process	22.8	19.2
	$535.2	$540.6

During the three-month period ended November 30, 2020, we decided to exit a product line in our engineering operations and recognized a $1.2 million charge to reserve against the remaining inventory.

Note 9 – Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2022	2021
Interest paid	$1.0	$3.6
Income taxes paid	14.1	6.9
Income tax refunds received	3.8	8.0

Note 10 – Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (as amended to the date hereof, the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The current term of the Purchase Agreement runs through February 22, 2023, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for one-year terms unless either party provides advance notice that they do not intend to extend the term.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2022

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

During the nine-month periods ended February 28, 2022 and 2021, we sold $225.5 million and $346.0 million, respectively, of receivables under the Purchase Agreement and remitted $246.1 million and $371.9 million, respectively, to the Purchaser on their behalf. As of February 28, 2022 and May 31, 2021, we had collected cash of $2.4 million and $8.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Income. We incurred discounts on the sale of our receivables of $0.1 million and $0.1 million during the three-month periods ended February 28, 2022 and 2021, respectively, and $0.2 million and $0.3 million during the nine-month periods ended February 28, 2022 and 2021, respectively.

Note 11 – Government Subsidies

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with the first half or $6.2 million paid in December 2021 and the other half to be paid by December 31, 2022. As of February 28, 2022, we have deferred payroll taxes of $6.2 million which are included in Accrued liabilities on our Condensed Consolidated Balance Sheet.

During the three-month period ended August 31, 2020, we received $57.2 million from the U.S. Treasury Department through the Payroll Support Program under the CARES Act. This funding included a $48.5 million cash grant which was to be used exclusively for the continuation of payment of employee wages, salaries and benefits for employees of certain maintenance, repair, and overhaul (“MRO”) facilities. The grant was recognized as contra-expense on our Condensed Consolidated Statement of Income as the eligible wages, salaries and benefits were incurred. In fiscal 2021, we recognized the full amount of the grant as contra-expense within Cost of sales and Selling, general and administrative expenses of $47.5 million and $1.0 million, respectively.

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

Other countries have enacted legislation similar to the CARES Act to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees. Our foreign subsidiaries recognized subsidies of $1.0 million and $1.2 million during the three-months ended February 28, 2022 and 2021, respectively, and $3.4 million and $6.1 million during the nine-months ended February 28, 2022 and 2021, respectively, from foreign governments which have been deducted from the related expenses on our Condensed Consolidated Statements of Income.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 28,	May 31,
	2022	2021
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$104.5	$109.5
Term loan due November 1, 2021 with interest payable monthly	—	25.7
Total debt	104.5	135.2
Debt issuance costs, net	(1.2)	(1.5)
Long-term debt	$103.3	$133.7

At February 28, 2022, our debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

Borrowings outstanding under the Revolving Credit Facility at February 28, 2022 were $104.5 million and there were approximately $11.4 million of outstanding letters of credit, which reduced the availability of this facility to $484.1 million.

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At February 28, 2022, we were in compliance with the financial and other covenants in our financing agreements.

Note 13 – Other Non-current Assets

Investments in Joint Ventures

Our investments in joint ventures include $13.5 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

The investment balance as of February 28, 2022 includes $9.3 million related to the guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt. The Indian joint venture is accounted for using the equity

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

method. In addition, each of the partners in the Indian joint venture has a loan to the joint venture proportionate to its equity ownership. Our loan to the Indian joint venture under this arrangement was $3.2 million as of February 28, 2022.

In the fourth quarter of fiscal 2020, we made the decision to exit our joint venture which operates a landing gear wheel and brake repair and overhaul facility in Malaysia. In conjunction with the decision to exit the joint venture, we recognized an impairment charge of $1.9 million reflecting the anticipated net proceeds from our investment.  In the third quarter of fiscal 2022, we decided to pursue a shutdown of the joint venture and recognized an additional impairment charge and related shutdown costs of $0.5 million which is reported in Loss from joint ventures on the Consolidated Statement of Income.

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

February 28, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Basic and Diluted EPS:
Income from continuing operations	$22.6	$31.1	$54.6	$31.6
Less income attributable to participating shares	(0.2)	(0.2)	(0.4)	(0.2)
Income from continuing operations attributable to common shareholders	22.4	30.9	54.2	31.4
Income (Loss) from discontinued operations attributable to common shareholders	(0.1)	(3.0)	0.2	(9.8)
Net income attributable to common shareholders for earnings per share	$22.3	$27.9	$54.4	$21.6

Weighted Average Shares:
Weighted average common shares outstanding – basic	35.1	35.0	35.3	35.0
Additional shares from the assumed exercise of stock options	0.6	0.5	0.5	0.2
Weighted average common shares outstanding – diluted	35.7	35.5	35.8	35.2

Earnings per share – basic:
Earnings from continuing operations	$0.64	$0.88	$1.54	$0.90
Income (Loss) from discontinued operations	—	(0.09)	0.01	(0.28)
Earnings per share - basic	$0.64	$0.79	$1.55	$0.62

Earnings per share – diluted:
Earnings from continuing operations	$0.63	$0.87	$1.52	$0.89
Income (Loss) from discontinued operations	—	(0.08)	0.01	(0.28)
Earnings per share - diluted	$0.63	$0.79	$1.53	$0.61

The potential dilutive effect of 247,000 and 653,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month periods ended February 28, 2022 and 2021, respectively, as the shares would have been anti-dilutive. The potential dilutive effect of 771,000 and 1,187,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding - diluted for the nine-month periods ended February 28, 2022 and 2021, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Note 15 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and nine-month periods ended February 28, 2022 and 2021 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at December 1, 2021	$(0.6)	$(21.6)	$(22.2)
Other comprehensive income before reclassifications	(0.5)	2.2	1.7
Amounts reclassified from AOCL	—	0.4	0.4
Total other comprehensive income (loss)	(0.5)	2.6	2.1
Balance at February 28, 2022	$(1.1)	$(19.0)	$(20.1)

Balance at December 1, 2020	$0.3	$(43.3)	$(43.0)
Other comprehensive loss before reclassifications	0.2	0.2	0.4
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income	0.2	0.4	0.6
Balance at February 28, 2021	$0.5	$(42.9)	$(42.4)

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2021	$3.9	$(22.2)	$(18.3)
Other comprehensive income before reclassifications	(5.0)	2.2	(2.8)
Amounts reclassified from AOCL	—	1.0	1.0
Total other comprehensive income (loss)	(5.0)	3.2	(1.8)
Balance at February 28, 2022	$(1.1)	$(19.0)	$(20.1)

Balance at June 1, 2020	$(2.0)	$(42.6)	$(44.6)
Other comprehensive loss before reclassifications	2.5	(1.0)	1.5
Amounts reclassified from AOCL	—	0.7	0.7
Total other comprehensive income (loss)	2.5	(0.3)	2.2
Balance at February 28, 2021	$0.5	$(42.9)	$(42.4)

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

February 28, 2022

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

Selected financial information for each segment is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Sales:
Aviation Services	$438.0	$389.7	$1,292.9	$1,138.3
Expeditionary Services	14.2	20.6	51.0	76.4
	$452.2	$410.3	$1,343.9	$1,214.7

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Gross profit:
Aviation Services	$77.9	$82.5	$212.8	$193.9
Expeditionary Services	2.5	3.5	10.6	10.2
	$80.4	$86.0	$223.4	$204.1

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Segment gross profit	$80.4	$86.0	$223.4	$204.1
Selling, general and administrative	(48.9)	(44.9)	(145.3)	(133.6)
Loss from joint ventures	(1.1)	—	(1.7)	(0.2)
Provision for doubtful accounts	(0.1)	(1.4)	(0.9)	(5.8)
Loss on sale of business	—	—	(1.3)	(19.5)
Other income, net	1.1	4.4	2.1	3.9
Interest expense	(0.6)	(1.1)	(1.8)	(4.1)
Interest income	—	0.1	0.1	0.2
Income from continuing operations before provision for income taxes	$30.8	$43.1	$74.6	$45.0

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2022

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

Russian Bankruptcy Litigation

During calendar years 2016 and 2017, certain of the Company's subsidiaries purchased four engines from VIM-AVIA Airlines, LLC ("VIM-AVIA"), a company organized in Russia. Subsequent to the purchase of the engines, VIM-AVIA declared bankruptcy in Russian courts, and shortly thereafter the receiver of the VIM-AVIA bankruptcy estate and one of the major creditors of VIM-AVIA filed a claw-back action against our subsidiaries alleging that the contracts entered into with VIM-AVIA in the 2016-2017 timeframe were invalid. The claw-back action alleges that our subsidiaries owe the VIM-AVIA bankruptcy estate approximately $13 million, the alleged fair market value of the four engines at the time of sale.

The Company strongly disputes all claims asserted in the claw-back action, believes it has meritorious defenses, and is vigorously defending itself in the Russian court system. However, in late February 2022, with the developments in the Russia/Ukraine conflict, the U.S. and its North Atlantic Treaty Organization allies imposed a range of sanctions and export controls on Russian entities and individuals. These sanctions and export controls have resulted in heightened tensions between the United States and Russia and a hostile business and legal environment for foreign companies in Russia. As a result, we now believe that a loss related to this matter is reasonably possible, rather than remote, although we are not able to estimate the range of possible losses at this time.

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

Business Trends and Outlook

Consolidated sales for the third quarter of fiscal 2022 increased $41.9 million or 10.2% over the prior year quarter primarily due to an increase in sales of $48.3 million or 12.4% in our Aviation Services segment. Consolidated sales to commercial customers increased $57.2 million or 27.5% over the prior year quarter due to the continued recovery in commercial passenger air traffic. Our consolidated sales to government customers decreased $15.3 million or 7.6% primarily due to less volume across certain U.S. Government contracts.

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

Both our commercial and government businesses are subject to the economic environment, impact of COVID-19 and related variants, public policy decisions or other factors that could adversely impact our business, financial condition or results of operations in the future. A recent example of this was the U.S. Government’s decision to withdraw all U.S. Department of State personnel presence in Afghanistan. In conjunction with the U.S. exit from Afghanistan, we concluded our activities in country under our WASS and U.S. Department of Defense contracts. The operations related to our activities in Afghanistan contributed revenue of $67 million in fiscal 2021.

We are also monitoring developments in Ukraine and Russia as well as the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union and others. Although we do not presently foresee direct material adverse effects upon our business, the short- and long-term worldwide implications of the Russian/Ukraine conflict are difficult to predict at this time.  Factors such as increased energy costs, embargos on flights from Russian airlines, and sanctions on Russian companies could impact the global economy and aviation sector in particular.  Our sales to customers in Russia and Ukraine were $3.8 million in fiscal 2021 or 0.2% of consolidated sales.

Results of Operations

Three- and Nine-Month Periods Ended February 28, 2022

Sales and gross profit for our two business segments for the three- and nine-months ended February 28, 2022 and 2021 were as follows:

	Three Months Ended February 28,			Nine Months Ended February 28,
	2022	2021	% Change	2022	2021	% Change
Sales:
Aviation Services
Commercial	$264.0	$204.7	29.0%	$788.2	$566.5	39.1%
Government and defense	174.0	185.0	(5.9)%	504.7	571.8	(11.7)%
	$438.0	$389.7	12.4%	$1,292.9	$1,138.3	13.6%
Expeditionary Services
Commercial	$1.0	$3.1	(67.7)%	$1.8	$10.8	(83.3)%
Government and defense	13.2	17.5	(24.6)%	49.2	65.6	(25.0)%
	$14.2	$20.6	(31.1)%	$51.0	$76.4	(33.2)%

	Three Months Ended February 28,			Nine Months Ended February 28,
	2022	2021	% Change	2022	2021	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$53.3	$51.2	4.1%	$128.4	$105.4	21.8%
Government and defense	24.6	31.3	(21.4)%	84.4	88.5	(4.6)%
	$77.9	$82.5	(5.6)%	$212.8	$193.9	9.7%
Expeditionary Services
Commercial	$—	$0.1	nm	$—	$(1.1)	nm
Government and defense	2.5	3.4	(26.5)%	10.6	11.3	(6.2)%
	$2.5	$3.5	(28.6)%	$10.6	$10.2	3.9%

nm – Percentage change is not meaningful.

Three Month Period Ended February 28, 2022

Aviation Services Segment

Sales in the Aviation Services segment increased $48.3 million or 12.4% over the prior year period due to a $59.3 million or 29.0% increase in sales to commercial customers. The increase in sales to commercial customers was primarily attributable to increased sales of $22.0 million in our new parts distribution activities and $19.6 million in our MRO activities as commercial passenger air traffic continues to recover from the impact of COVID-19.

During the third quarter of fiscal 2022, sales in this segment to government and defense customers decreased $11.0 million or 5.9%, from the prior year period. The decrease in sales to government customers was primarily attributable to reduced volume on program activity including the wind-down of Afghanistan activities which decreased $9.9 million from the prior year period.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the third quarter of fiscal 2022, we had a favorable cumulative catch-up adjustment of $2.5 million compared to net favorable cumulative catch-up adjustments of $2.0 million in the prior year quarter. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Cost of sales in Aviation Services increased $52.9 million, or 17.2%, over the prior year period. The prior year period included higher benefits from government workforce subsidies such as the Payroll Support Program in the CARES Act and other subsidies provided by foreign governments. We recognized a benefit of $0.9 million in cost of sales during the third quarter of fiscal 2022 related to the government subsidies compared to $24.1 million in the prior year quarter.

Gross profit in the Aviation Services segment decreased $4.6 million, or 5.6%, from the prior year period. Gross profit on sales to commercial customers increased $2.1 million, or 4.1%, over the prior year period primarily due to the COVID-19 recovery discussed above. The gross profit margin on sales to commercial customers decreased to 20.2% from 25.0% in the prior year period, primarily from the benefit of government workforce subsidies.

Gross profit on sales to government and defense customers decreased $6.7 million, or 21.4%, from the prior year period. Gross profit margin on sales to government and defense customers decreased to 14.1% from 16.9% in the prior year period, primarily driven by the mix of products and services provided on long-term government programs.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $6.4 million, or 31.1%, from the prior year period primarily due to reduced volume for our mobility products. Gross profit in the Expeditionary Services segment decreased $1.0 million, or 28.6%, from the prior period primarily due to mix of sales across mobility product lines including pallets, containers, and shelters. Gross profit margin increased to 17.6% from 17.0% in the prior year period primarily as a result of the mix of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.0 million, or 8.9%, over the prior year period primarily due to investments to support the sales growth as our commercial activities continue the recovery from the impact of COVID-19. As a percent of sales, selling, general and administrative expenses decreased to 10.8% from 10.9% in the prior year period as the benefit from our actions to reduce both our fixed and variable cost structure in light of the reduced volumes from COVID-19 more than offset the investments to support sales growth.

Income Taxes

Our effective income tax rate for continuing operations was 26.6% for the third quarter of fiscal 2022 compared to 27.8% in the prior year period. The prior year period included tax expense of $0.5 million related to tax provision to federal income tax return filing differences.

Discontinued Operations

Loss from discontinued operations was $0.1 million in the third quarter of fiscal 2022 compared to a loss of $3.0 million in the prior year period. The loss in the prior year period was attributable to a $4.2 million increase in our reserve to reflect the tentative agreement with the U.S. Department of Justice to settle their investigation of our Contractor-Owned, Contractor-Operated (“COCO”) business under the federal civil False Claims Act.

Nine Month Period Ended February 28, 2022

Aviation Services Segment

Sales in the Aviation Services segment increased $154.6 million, or 13.6%, over the prior year period due to a $221.7 million, or 39.1%, increase in sales to commercial customers. The increase in sales to commercial customers was primarily attributable to increased sales of $67.2 million in our MRO activities and $64.9 million related to new parts distribution activities as commercial passenger air traffic continues to recover from the impact of COVID-19. In addition, sales increased $56.5 million in our aftermarket parts trading activities which included whole asset sales of $34.0 million during the nine-month period ended February 28, 2022 compared to $14.0 million in the prior year period.

During the nine-month period ended February 28, 2022, sales in this segment to government and defense customers decreased $67.1 million, or 11.7%, from the prior year period. This decrease was primarily attributable to the timing of activities for the C-40 aircraft we are delivering to the Naval Air Systems Command in support of the U.S. Marine Corps. The prior year period included sales of $39.5 million related to the installation of engines on the aircraft while no engine installation activities occurred in fiscal 2022.

During the nine-month period ended February 28, 2022, we had net favorable cumulative catch-up adjustments of $7.4 million compared to $4.8 million in the prior year period. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Cost of sales in Aviation Services increased $135.7 million, or 14.4%, over the prior year period which was in line with the sales increase discussed above.

Gross profit in the Aviation Services segment increased $18.9 million, or 9.7%, over the prior year period. Gross profit on sales to commercial customers increased $23.0 million, or 21.8%, over the prior year period primarily due to the COVID-19 recovery discussed above. In addition, gross profit was unfavorably impacted in the nine-month period ended February 28, 2021 due to asset impairment charges of $7.0 million and facility consolidation and repositioning costs of $2.4 million. These items were more than offset by a benefit of $52.3 million in government workforce subsidies from the Payroll Support Program in the CARES Act and other subsidies provided by foreign governments. Gross profit margin on sales to commercial customers decreased to 16.3% from 18.6% in the prior year period primarily due to the impact of the subsidies in the prior year period more than offsetting the volume recovery in fiscal 2022.

Gross profit on sales to government and defense customers decreased $4.1 million, or 4.6%, from the prior year primarily driven by primarily driven by the mix of products and services provided on long-term government programs. Gross profit margin on sales to government and defense customers increased to 16.7% from 15.5% in the prior year period primarily as a result of the mix of sales.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $25.4 million, or 33.2%, from the prior year period primarily due to reduced volume for our mobility products. Gross profit in the Expeditionary Services segment increased $0.4 million, or 3.9%, over the prior period primarily due to the divestiture of our composites manufacturing business which was not profitable prior to its divestiture on August 31, 2020. Gross profit margin increased to 20.8% from 13.4% in the prior year period primarily as a result of the divestiture.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.7 million, or 8.8%, over the prior year period primarily due to investments to support the sales growth as our commercial activities continue the recovery from the impact of COVID-19. As a percent of sales, selling, general and administrative expenses decreased to 10.8% from 11.0% in the prior year period as the benefit from our actions to reduce both our fixed and variable cost structure in light of the reduced volumes from COVID-19 more than offset the investments to support sales growth.

Income Taxes

Our effective income tax rate for continuing operations was 26.8% for the nine-month period ended February 28, 2022 compared to 29.8% in the prior year period. The prior year period included unfavorable stock compensation items of $0.8 million compared to favorable stock compensation benefits of $0.7 million in the current year period.

Discontinued Operations

Income from discontinued operations was $0.2 million in the nine-month period ended February 28, 2022 compared to a loss of $9.8 million in the prior year period. The loss in the prior year period was attributable to a $11.0 million increase in our legal reserve discussed above.

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

At February 28, 2022, our liquidity and capital resources included working capital of $634.1 million inclusive of cash of $43.0 million.

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

Borrowings outstanding under the Revolving Credit Facility at February 28, 2022 were $104.5 million and there were approximately $11.4 million of outstanding letters of credit, which reduced the availability of this facility to $484.1 million. There are no other terms or covenants limiting the availability of this facility.

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

As of February 28, 2022, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility, including outstanding letters of credit of $11.6 million and foreign lines of credit of $10.1 million.

On October 18, 2017, we entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the “Credit Agreement”). The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two MRO facilities in Canada from Premier Aviation. The term loan was paid in full at the expiration of the Credit Agreement on November 1, 2021.

We maintain a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (as amended to the date hereof, the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The current term of the Purchase Agreement runs through February 22, 2022, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for one-year terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets.

During the nine-month periods ended February 28, 2022 and 2021, we sold $225.5 million and $346.0 million, respectively, of receivables under the Purchase Agreement and remitted $246.1 million and $371.9 million, respectively, to the Purchaser on their behalf. As of February 28, 2022 and May 31, 2021, we had collected cash of $2.4 million and $8.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

At February 28, 2022, we were in compliance with all financial and other covenants under our financing arrangements.

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program in which we may repurchase up to $150 million of our common stock with no expiration date. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities. During the three-month period ended February 28, 2022, we repurchased 0.5 million shares for $20.2 million. We plan to fully utilize the authorization by December 31, 2023.

Cash Flows from Operating Activities

Net cash provided by operating activities–continuing operations was $49.6 million in the nine-month period ended February 28, 2022 compared to cash provided of $85.0 million in the prior year period. The decrease from the prior period of $35.4 million was primarily attributable to a greater reduction in inventory levels in the prior year period and the proceeds of a $48.5 million grant from the Payroll Support Program of the CARES Act. These items were partially offset by a $25 million license fee paid to Unison Industries in the prior year period for our expanded and extended exclusive distribution agreement.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.9 million during the nine-month period ended February 28, 2022 compared to a cash provided of $2.3 million in the prior year period. The decrease over the prior period was primarily related to proceeds of $10.0 million from the termination of split-dollar life insurance policies in the prior year period.

Cash Flows from Financing Activities

Net cash used in financing activities was $45.3 million during the nine-month period ended February 28, 2022 compared to $397.2 million in the prior year period. The prior year period included the repayment of our additional draw down on our Revolving Credit Facility. These funds were originally drawn in late fiscal 2020 as a precautionary measure in light of the economic and market uncertainty presented by COVID-19. The current year period included $20.2 million for the repurchase of 0.5 million shares in conjunction with our recently announced stock repurchase program.

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

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended February 28, 2022.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. There were no significant changes during the quarter ended February 28, 2022.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2022, ensuring that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 17 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 17 to our Condensed Consolidated Financial Statements for the quarter ended February 28, 2022 contained in this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

There is no material change in the information reported under Part I-Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases we made during the quarter ended February 28, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs (1)	or Programs (1)
12/1/2021 – 12/31/2021	114,954	$38.73	114,954	$145,545,523
1/1/2022 – 1/31/2022	277,285	40.85	277,285	134,211,711
2/1/2022 – 2/28/2022	108,000	40.41	108,000	129,844,763
Total	500,239	$40.27	500,239

(1) On December 21, 2021, our Board of Directors announced it had authorized a renewal of our stock repurchase program providing for the repurchase of up to $150 million of our common stock, with no expiration date.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1

Amendment dated December 23, 2021 to Purchase Agreement dated as of February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated March 22, 2022 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated March 22, 2022 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated March 22, 2022 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated March 22, 2022 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2022 and May 31, 2021, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended February 28, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended February 28, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2022 and 2021, (v) Condensed Consolidated Statements of Changes in Equity for the three- and nine-months ended February 28, 2022 and 2021 (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	March 22, 2022	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)