Form 10-K
period 2022-05-31
AAR CORP
filed 2022-07-21
CIK 1750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2022 or
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

The aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $1,105 million (based upon the closing price of the Common Stock at November 30, 2021 as reported on the New York Stock Exchange).

On June 30, 2022, there were 35,416,624 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Company’s proxy statement for the Company’s 2022 Annual Meeting of Stockholders, to be held September 20, 2022, are incorporated by reference in Part III of this report.

PART I

ITEM 1.BUSINESS

General

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise. AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966. We are a diversified provider of products and services to the worldwide aviation and government and defense markets.

Fiscal 2022 began with our focus centered on continuing to navigate the unprecedented decline in commercial passenger flight hours. We maintained our strategy of leveraging our efficiency gains, optimized portfolio and strong balance sheet to drive growth and margin expansion through the recovery in our commercial markets from the impact of COVID-19. Our sales to commercial customers in fiscal 2022 increased by $277.4 million, or 34.4%, over the prior year as we were successful in driving sales growth through the uneven recovery from COVID-19.

We were also successful in winning new long-term agreements in both our commercial and government markets. We were awarded an exclusive distribution agreement with Collins Aerospace’s Goodrich De-Icing & Specialty Heating Systems business. Under the agreement, we provide airlines, business jet and other aircraft operators as well as maintenance, repair and overhaul (“MRO”) facilities globally with de-icers and supporting products. We also were awarded a five-year renewal of our power-by-the-hour component pool and repair support program for flydubai’s fleet of 33 Boeing 737NG aircraft.

Our sales to government customers in fiscal 2022 decreased by $109.7 million, or 13.0%, from the prior year as we were impacted by the U.S. exit from Afghanistan in fiscal 2022 and certain programs coming to a natural completion. The operations related to our activities in Afghanistan contributed revenue of $67 million and $43 million in fiscal 2021 and fiscal 2022, respectively. During fiscal 2022, we were awarded a firm fixed price, indefinite delivery/indefinite quantity contract from the Air Force to support United States Air Forces in Europe (“USAFE”) F-16 aircraft. This $365 million, ten-year contract provides for F-16 depot work as well as Service Life Extension Program modifications and maintenance.

During fiscal 2022, we continued our strong focus on working capital management with cash flows from operating activities from continuing operations of $89.8 million. Borrowings outstanding under the Revolving Credit Facility were $100.0 million at May 31, 2022 with an availability on the facility of $488.6 million.

Our long-term strategy also emphasizes the return of capital to shareholders. In December 2021, our Board of Directors authorized a renewal of our stock repurchase program. The authorization has no expiration date and permits the Company to repurchase up to $150 million of our common stock. We were able to return capital to shareholders through common stock repurchases of $42.4 million during fiscal 2022 and expect to fully utilize the authorization by the end of calendar 2023.

Over the long-term, we expect to see strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers. We believe long-term commercial aftermarket growth trends are favorable. As we continue to invest in the pipeline of opportunities in the government market and maintain our focus on the commercial market recovery, our long-term strategy continues to emphasize investing in the business and capitalizing on opportunities in those markets.

Business Segments

Aviation Services

The Aviation Services segment provides aftermarket support and services for the commercial aviation and government and defense markets and accounted for approximately 95% of our sales in fiscal 2022, 2021, and 2020. In this segment, we also provide inventory management and distribution services, MRO services, and engineering services. Business activities in this segment are primarily conducted through AAR Supply Chain, Inc.; AAR Government Services, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Allen Services, Inc.; AAR Landing Gear LLC; AAR Airlift Group, Inc.; and AAR International, Inc.

We sell and lease a wide variety of new, overhauled and repaired engine and airframe parts and components and aircraft to our commercial aviation and government/defense customers.

We provide customized flight hour component inventory and repair programs, warranty claim management, and outsourcing programs for engine and airframe parts and components in support of our airline and government customers’ maintenance activities.  The types of services provided under these programs include some or all of the following functions: material planning, sourcing, logistics, information and program management, and parts and component repair and overhaul.  We are also an authorized distributor for more than 30 product lines, which include parts from over 300 Federal Supply Class codes sourced from over 25 leading aviation original equipment manufacturers (“OEM”s).

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

Expeditionary Services

The Expeditionary Services segment primarily consists of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations. The Expeditionary Services segment accounted for approximately 5% of our sales in fiscal 2022, 2021, and 2020. Business activities in this segment are primarily conducted through AAR Manufacturing, Inc. and Brown International Corporation.

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

During the first quarter of fiscal 2021, we sold our composites manufacturing business, which resulted in a charge of $20.2 million. The sale of the Composites business was consistent with our multi-year strategy to focus our portfolio on our core services offerings, and the transaction has allowed us to further prioritize our efforts in our principal operations.

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

Raw Materials and Procurement of Repair and Other Services

Although we generated approximately 60% of our fiscal 2022 sales from the sale of products, we are generally engaged in only limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing of raw materials.  We purchase raw materials for our manufacturing operations, including steel, aluminum, extrusions, balsa, and other necessary supplies from several vendors. Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources for each segment at competitive prices, terms, and conditions, and we expect to be able to continue to do so.

Historically, we have not been significantly impacted by inflation. Increases in raw material costs, freight, or other costs have generally been offset through efficiencies or price increases.  A portion of our contracts contain terms and conditions that enable us to pass inflationary price increases to our customers.  In those cases whereby inflationary increases are not contractually stipulated, we attempt to actively negotiate price increases.  We have consistently implemented actions to deliver efficiencies and cost savings. While the historical benefits of these efforts have generally offset the margin impact of competitive pricing conditions in the markets that we serve, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to fully offset the effects of higher costs through price increases on a timely basis.

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

Sales to Government and Defense Customers

Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $736.2 million (40.5% of consolidated sales), $845.9 million (51.2% of consolidated sales) and $778.8 million (37.6% of consolidated sales) in fiscal 2022, 2021 and 2020, respectively.  Sales to branches, agencies, and departments of the U.S. government and their contractors were $620.0 million (34.1% of consolidated sales), $738.8 million (44.7% of consolidated sales) and $668.2 million (32.2% of consolidated sales) in fiscal 2022, 2021, and 2020, respectively.

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

For example, the U.S. Government decided to withdraw its U.S. Department of State personnel presence in Afghanistan during calendar year 2021.  In conjunction with the U.S. exit from Afghanistan, we concluded our activities in country under our INL/A WASS and U.S. Department of Defense contracts.  The operations related to our activities in Afghanistan contributed revenue of $67 million in fiscal 2021.

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

We also have a 40% ownership interest in a joint venture in Nagpur, India which operates an airframe maintenance facility as a Directorate General of Civil Aviation (“DGCA”) certificated repair station for heavy maintenance on Airbus A320 aircraft.

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

Backlog

Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts.  The backlog primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.  Backlog includes our remaining performance obligations based on the transaction price of firm orders for which work has not yet been performed as of May 31, 2022 and excludes unexercised contract options and potential orders under contracts such as ID/IQ contracts.

At May 31, 2022, our firm backlog was approximately $850 million, and we expect that approximately 45% of this backlog will be recognized as revenue over the next 12 months, with approximately 55% of the remaining balance recognized as revenue over the next three years.

Human Capital Resources

As of May 31, 2022, we had approximately 4,500 employees worldwide, with approximately 3,300 employees in the United States and approximately 1,200 employees outside of the United States. We also retained approximately 350 contract workers as of May 31, 2022, the majority of whom are located at our airframe maintenance facilities.  We retain these contract workers as they provide unique skill sets which are necessary at certain facilities as well as mitigate the impact of demand variability with our customers.

Our employees set the foundation for our ability to achieve our strategic objectives. In particular, the employees in our MRO facilities, sales, and quality assurance departments are instrumental in driving operational execution and strong financial performance, and maintaining a strong quality and compliance program.

The success and growth of our business depends in large part on our ability to attract, retain and develop a population of talented and high-performing employees at all levels of our organization.  To achieve this objective we have formulated a human capital management strategy, which includes the components below:

Commitment to Safety

One of our primary objectives is the health and safety of our employees. The commitment to safety starts at the top levels of our organization.  Our Board of Directors maintains an Aviation Safety and Training Committee which oversees safety and training matters as well as our culture of safety compliance. We believe a safe and secure workplace is fundamental and important to our success and we are committed to providing a safe and healthy workplace, and complying with applicable safety and health laws, regulations and internal requirements. We are also committed to engaging our employees to continually improve health and safety by acting upon opportunities to reduce risk and improve our safety and health performance. We maintain comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries.

Competitive Pay and Benefits

We focus on paying our employees competitively. We strive to provide competitive pay opportunities which reward our employees for achieving and exceeding objectives that create long-term value for stockholders. Providing competitive pay enhances our ability to attract and retain strong, innovative talent.

Providing comprehensive, competitive and affordable benefits is important to our attraction and retention strategy. We offer health benefits which include various medical/pharmacy/dental plan options as well as a cost comparison tool to assist employees with their decisions.  Health savings accounts for those in a high deductible health plan and flexible spending accounts for both health care and dependent care are also available to employees.  The retirement, investment, and tax savings/deferral opportunities offered to employees include competitive 401k benefits and an Employee Stock Purchase Plan.

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

Business Ethics

Our Code of Conduct (“Code”) is a statement of the principles and standards that we expect our employees to follow. Each officer, director and employee is required to use good ethical judgement when conducting business and comply with applicable laws, rules and regulations. The Code describes what is appropriate behavior and guides ethical business decisions that maintain a commitment to integrity. Failure to comply with the Code and applicable laws can have severe consequences for both us and individuals involved, including disciplinary action, civil penalties or criminal prosecution under certain circumstances.

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

Information about our Executive Officers

Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
John M. Holmes	45	Chief Executive Officer and President, Director
Sean M. Gillen	36	Vice President and Chief Financial Officer
Jessica A. Garascia	43	Vice President, General Counsel, and Secretary
Chris Jessup	44	Vice President, Chief Commercial Officer
Eric S. Pachapa	49	Vice President, Controller and Chief Accounting Officer

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

Ms. Garascia is Vice President, General Counsel, and Secretary, having served in the capacity of General Counsel and Secretary since February 2020.  Prior to joining the Company, from September 2013 through February 2020, Ms. Garascia served in positions of increasing responsibility for USG Corporation, most recently as Deputy General Counsel.  Prior to USG, Ms. Garascia was an attorney for the Museum of Science and Industry and the law firm of Jenner & Block.

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

As a provider of products and services to the commercial aviation industry, we are greatly affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected in the past by geopolitical events, conflicts and wars, weather related events, natural disasters, pandemics, disruption to fuel and oil production and supply shortages, high fuel and oil prices, environmental concerns (including climate change), lack of capital, cost inflation, and weak economic conditions. As a result of these and other events, from time to time certain of our customers have filed for bankruptcy protection or ceased operation. The impact of instability in the global financial markets may lead airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, engines, and aircraft.

A reduction in the operating fleet of aircraft both in the U.S. and abroad will result in reduced demand for parts support and maintenance activities for the type of aircraft affected. A deteriorating airline environment may also result in additional airline bankruptcies, and in such circumstances we may not be able to fully collect outstanding accounts receivable, which was recently seen over the past two years during the COVID-19 pandemic. Reduced demand from customers caused by weak economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations.

In addition, an increase in energy costs and the price of fuel to the airlines could result in additional pressure on the operating costs of airlines, who comprise our largest customers. The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production, fluctuations in the global supply of crude oil and disruptions in oil production or delivery caused by hostility in oil-producing areas. Airlines are sometimes unable to pass on increases in fuel prices to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs, and in turn, airlines’ ability to do business with us.  In addition, our business depends on maintaining a sufficient supply of various products to meet our customers’ demands.  If we were to lose a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business.  Additionally, our key suppliers could also increase the pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers.

Our business, financial condition, results of operations, and growth rates have been and may continue to be adversely affected by these and other events that impact the aviation industry, including the following:

●	deterioration in the financial condition of our existing and potential customers;
●	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support;
●	retirement of older generation aircraft, resulting in lower prices for spare parts and services for those aircraft;
●	reductions in demand for used aircraft and engines;
●	increased in-house maintenance by airlines;
●	lack of parts in the marketplace;
●	acts of terrorism;
●	economic sanctions;
●	inflationary pressures;
●	political, social and economic instability and disruptions;
●	cost of labor shortages and other changes in labor conditions;
●	future outbreaks of infectious diseases; and
●	acts of God.

Our U.S. government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

Our sales to branches, agencies and departments of the U.S. government and their contractors were $620.0 million (34.1% of consolidated sales) in fiscal 2022 (See Note 15 of Notes to Consolidated Financial Statements). The majority of our U.S. government sales is for products and services supporting DoD aircraft sustainment and mobility strategy and DoS flight operations and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government and their contractors are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop and personnel deployment worldwide, competitive bidding, U.S. government funding, requirements generated by world events, and budgetary constraints. For example, in conjunction with the U.S. exit from Afghanistan in fiscal 2022, we concluded our activities in country under our WASS and U.S. Department of Defense contracts.

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

In light of COVID-19, the percentage of our revenue that comes from government contracts increased and became more important to our overall business, which heightens the possible adverse effects on our results of operations and financial condition of any reduction in the sales levels of our U.S. government contracts.

We use estimates when accounting for long-term contracts and face risks of cost overruns and losses on these contracts.

We sell certain of our products and services to our commercial, government, and defense customers under firm contracts providing for fixed unit prices, regardless of costs incurred by us. The cost of providing products or services may be adversely affected by increases in the cost of labor, materials, fuel, overhead, and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results.  Increased costs may result in cost overruns and losses on such contracts, which could adversely affect our results of operations and financial condition.

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

Our business has historically been dependent on educated and skilled aviation mechanics because of the complex nature of many of our products and services. We face competition for management and qualified technical personnel from other companies and organizations. Furthermore, we have a collective bargaining agreement covering approximately 200 employees (5% of employees) in our Expeditionary Services segment.

Our ability to operate successfully and meet our customers’ demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including aviation mechanics, to conduct our business, or we experience a significant or prolonged work stoppage in such an environment, our ability to secure new work and our results of operations and financial condition could be adversely affected. There is significant competition for such personnel in the industries in which we operate. We may be impacted by higher labor costs and/or labor shortages due to wage and salary inflationary pressures in the economy, a tightening labor market and increased rates of employee resignations generally throughout the U.S. economy.

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

We conduct our business in a number of foreign countries, some of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●	military conflicts, civil strife, and political risks;
●	export regulations that could erode profit margins or restrict exports;
●	export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union and others;
●	compliance with the U.S. Foreign Corrupt Practices Act, United Kingdom (“UK”) Bribery Act 2010, and other anti-bribery and anti-corruption laws; see Note 16 of Notes to Consolidated Financial Statements for information about certain pending proceedings;
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;

●	import and export duties and value added taxes;
●	foreign exchange risk;
●	transportation delays and interruptions, including those related to COVID-19 travel restrictions;
●	uncertainties arising from foreign local business practices and cultural considerations; and
●	changes in U.S. policies on trade relations and trade policy, including implementation of or changes in trade sanctions, tariffs, and embargoes.

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

We own and distribute a significant amount of engines, aircraft parts and components, as well as own manufacturing facilities and joint venture investments. Recurring losses in certain operations could require us to evaluate the recoverability of the carrying value of the related assets and recognize an impairment charge through earnings to reduce the carrying value. During fiscal 2020, we recognized impairment charges of $11.8 million related to our COCO business which is classified as a discontinued operation. In addition, we recognized impairment charges over the last three years of $2.6 million related to our Malaysian joint venture. In addition, if aircraft or engines for which we offer replacement parts or supply repair and overhaul services are retired and there are fewer aircraft that require these parts or services, our revenues may decline.

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

We may not be able to fully execute our stock repurchase program and may not otherwise return capital to our stockholders in the foreseeable future.

In 2021, we announced a stock repurchase program in which we may repurchase up to $150 million of our common stock. There is no guarantee as to the exact number of shares or value that will be repurchased under the stock repurchase program and we may discontinue purchases at any time. Whether we make any further repurchases will depend on many factors, including but not limited to our business and financial performance, the business and market conditions at the time, including the price of our shares, and other factors that management considers relevant. Additionally, we expect to fund repurchases under our stock repurchase program through cash on hand, which may impact our ability to pursue potential strategic opportunities. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness and there can be no assurance that any stock repurchases will enhance stockholder value.

Our credit agreement prohibits payment of a dividend or repurchase of our stock if a default exists under the agreement. In addition, we have not declared a dividend on our common stock since 2020, and there can be no assurance that we will do so in the foreseeable future. If we do not pay dividends or continue to execute on our stock repurchase program, investors will have to rely on the possibility of stock appreciation and sell their shares to realize a return on their investment.

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

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Interest rates under our Revolving Credit Facility (as defined below) are based partly on LIBOR. On March 5, 2021, the UK Financial Conduct Authority, which regulates LIBOR, announced that it would cease publication of all tenors of LIBOR immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new U.S. dollar LIBOR based contracts.  The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate which is currently intended to serve as an alternative reference rate to LIBOR. If lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our borrowings. We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments.

Our existing debt includes restrictive and/or financial covenants.

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

Risks Related to COVID-19

The COVID-19 pandemic has had a material adverse impact on our business, results of operations, financial condition, and liquidity, and the duration and extent of the pandemic is uncertain.

The COVID-19 pandemic prompted governments and businesses to take unprecedented measures in response that have included international and domestic travel restrictions or advisories, restrictions on business operations, limitations on public gatherings, social distancing recommendations, temporary closures of businesses, remote work arrangements, closures of tourist destinations and attractions as well as quarantine and shelter-in-place orders.  Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion adversely affected travel demand and travel behavior although passenger airline traffic has been improving recently.

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

As the situation surrounding the COVID-19 pandemic remains fluid, the pandemic has continued to negatively impact travel demand and our business.  It remains difficult to reasonably predict the full extent of the ongoing impact of the COVID-19 pandemic on our longer-term operational and financial performance, which will depend on a number of future developments, many of which are outside our control, such as the ultimate duration of and factors impacting the recovery from the pandemic including the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines or treatment options and the continuation of existing or implementation of new government travel restrictions.

In addition, we source parts and components for our business from various suppliers around the world. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support and services. Moreover, a prolonged epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and facilities, travel restrictions for our employees and other disruptions to our business. These impacts could have a material adverse effect on our business, financial condition or results of operations.

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

If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition and results of operations. See Note 16 of Notes to Consolidated Financial Statements for information about certain pending proceedings.

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

We could be negatively impacted by stakeholder and market focus on Environmental, Social and Governance (“ESG”) matters.

There has been an increasing focus on corporate ESG practices and disclosures over the past few years, and expectations in this area are rapidly evolving. The criteria used to evaluate ESG practices may continue to evolve, which could result in greater expectations and may cause us to undertake costly initiatives to satisfy new criteria. The increasing attention to sustainability could also result in reduced demand for certain of our products and/or reduced profits. If we are unable to respond effectively, investors may conclude that our ESG policies and/or actions are inadequate. If we are perceived to have failed to achieve our ESG initiatives or accurately disclose our progress on such matters, our reputation, business, financial condition and results of operations could be adversely impacted.

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

We also lease facilities in Garden City, New York; Jacksonville, Florida; Rockledge, Florida; Ogden, Utah; Windsor, Connecticut; Brussels, Belgium; London, England; and Crawley, England, and own a building near Schiphol International Airport in the Netherlands to support activities in the Aviation Services segment.

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

ITEM 3.LEGAL PROCEEDINGS

Notes 14 and 16 of the Notes to our Consolidated Financial Statements for the year ended May 31, 2022 contained in Item 8 of this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us.  The information in Notes 14 and 16 are incorporated by reference in this Item 3.

There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Notes 14 and 16 to our Consolidated Financial Statements for the year ended May 31, 2022 contained in this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “AIR.”  On June 30, 2022, there were approximately 800 holders of common stock, including participants in security position listings.

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock on May 31, 2017 to the Standard and Poor’s (“S&P”) 500 Index and the Proxy Peer Group:

The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market.  The Company’s Fiscal 2022 Proxy Peer Group companies are listed as follows:

Aerojet Rocketdyne Holdings, Inc.	Kaman Corporation
Applied Industrial Technologies, Inc.	Moog Inc.
Barnes Group Inc.	MSC Industrial Direct Co., Inc.
CACI International Inc	Teledyne Technologies Incorporated
Crane Co.	The Timken Company
Cubic Corporation	TriMas Corporation
Curtiss-Wright Corporation	Triumph Group, Inc.
Heico Corporation	Woodward, Inc.
Hexcel Corporation

The Company annually revisits the composition of the peer group to ensure that the Company’s performance is measured against those of comparably-sized and situated companies. The mix of the Company’s commercial and government/defense markets presents a challenge in constructing a peer group, given that many government/defense contractors have substantially greater resources than the Company.

Dividends

The prohibition on our payment of dividends under the Payroll Support Program of the CARES Act ended September 30, 2021.  We did not declare any dividends in fiscal 2022. The declaration and payment of cash dividends is at the discretion of our Board of Directors and will be dependent upon our future earnings, cash flows, financial condition, capital requirements and strategy and any future government restrictions.

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended May 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs (1)	or Programs (1)
3/1/2022 – 3/31/2022	62,000	$49.04	62,000	$126,814,424
4/1/2022 – 4/30/2022	261,796	48.82	261,796	114,033,577
5/1/2022 – 5/31/2022	136,909	46.53	136,909	107,663,581
Total	460,705	$48.17	460,705

(1) On December 21, 2021, our Board of Directors announced it had authorized a renewal of our stock repurchase program providing for the repurchase of up to $150 million of our common stock, with no expiration date.

ITEM 6.	(Reserved)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)

Background and Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K.  For a discussion of the comparison of fiscal 2021 and 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended May 31, 2021 (filed July 21, 2021).

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

Business Trends and Outlook

Fiscal 2022 began with our focus centered on continuing to navigate the unprecedented decline in commercial passenger flight hours.  We maintained our strategy of leveraging our efficiency gains, optimized portfolio and strong balance sheet to drive growth and margin expansion through the recovery in our commercial markets from the impact of COVID-19.  Our sales to commercial customers in fiscal 2022 increased by $277.4 million, or 34.4%, over the prior year as we were successful in driving sales growth through the uneven recovery from COVID-19.

We were also successful in winning new long-term agreements in both our commercial and government markets.  We were awarded an exclusive distribution agreement with Collins Aerospace’s Goodrich De-Icing & Specialty Heating Systems business.  Under the agreement, we provide airlines, business jet and other aircraft operators as well as MROs globally with de-icers and supporting products.  We also were awarded a five-year renewal of our power-by-the-hour component pool and repair support program for flydubai’s fleet of 33 Boeing 737NG aircraft.

Our sales to government customers in fiscal 2022 decreased by $109.7 million, or 13.0%, from the prior year as we were impacted by the U.S. exit from Afghanistan and certain programs coming to a natural completion.  The operations related to our activities in Afghanistan contributed revenue of $67 million and $43 million in fiscal 2021 and fiscal 2022, respectively.  During fiscal 2022, we were awarded a firm fixed price, indefinite delivery/indefinite quantity contract from the Air Force to support United States Air Forces in Europe (“USAFE”) F-16 aircraft. This $365 million, ten-year contract provides for F-16 depot work as well as Service Life Extension Program modifications and maintenance.

During fiscal 2022, we continued our strong focus on working capital management with cash flows from operating activities from continuing operations of $89.8 million.  Borrowings outstanding under the Revolving Credit Facility were $100.0 million at May 31, 2022 with an availability on the facility of $488.6 million.

Our long-term strategy also emphasizes the return of capital to shareholders.  In December 2021, our Board of Directors authorized a renewal of our stock repurchase program.  The authorization has no expiration date and permits the Company to repurchase up to $150 million of our common stock. We were able to return capital to shareholders through common stock repurchases of $42.4 million during fiscal 2022 and expect to fully utilize the authorization by the end of calendar 2023.

Over the long-term, we expect to see strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers.  We believe long-term commercial aftermarket growth trends are favorable.  As we continue to invest in the pipeline of opportunities in the government market and maintain our focus on the commercial market recovery, our long-term strategy continues to emphasize investing in the business and capitalizing on opportunities in those markets.

Results of Operations – Fiscal 2022 Compared with Fiscal 2021

Sales and gross profit for our two business segments for the years ended May 31, 2022 and 2021 were as follows:

	For the Year Ended May 31,
	2022	2021	% Change
Sales:
Aviation Services
Commercial	$1,081.6	$793.9	36.2%
Government and defense	664.2	759.8	(12.6)%
	$1,745.8	$1,553.7	12.4%
Expeditionary Services
Commercial	$2.2	$12.5	(82.4)%
Government and defense	72.0	86.1	(16.4)%
	$74.2	$98.6	(24.7)%

	For the Year Ended May 31,
	2022	2021	% Change
Gross Profit (Loss):
Aviation Services
Commercial	$180.3	$136.2	32.4%
Government and defense	117.2	127.0	(7.7)%
	$297.5	$263.2	13.0%
Expeditionary Services
Commercial	$—	$(1.1)	nm
Government and defense	15.7	13.8	13.8%
	$15.7	$12.7	23.6%

nm – Percentage change is not meaningful.

Aviation Services Segment

Sales in the Aviation Services segment increased $192.1 million, or 12.4%, over the prior year due to a $287.7 million, or 36.2%, increase in sales to commercial customers.  The increase in sales to commercial customers was primarily attributable to increased sales of $99.4 million in our MRO activities and $81.5 million related to new parts distribution activities as commercial passenger air traffic continues to recover from the impact of COVID-19. In addition, sales increased $74.0 million in our aftermarket trading activities which included whole asset sales of $66.6 million in fiscal 2022 compared to $20.3 million in the prior year.

During fiscal 2022, sales in this segment to government and defense customers decreased $95.6 million, or 12.6%, from the prior year. The decrease in sales to government and defense customers was primarily attributable to the timing of activities for the C-40 aircraft we are delivering to the Naval Air Systems Command in support of the U.S. Marine Corps. The prior year included sales of $39.5 million related to the installation of engines on the aircraft while no engine installation activities occurred in fiscal 2022. The remainder of the decrease in sales from the prior year relates to the natural completion of certain programs, including Afghanistan contracts, partially offset by growth from new programs.

Changes in estimates and assumptions related to our programs accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In fiscal 2022, we recognized favorable and unfavorable cumulative catch-up adjustments of $15.0 million and $5.0 million, respectively, compared to favorable and unfavorable cumulative catch-up adjustments of $16.1 million and $4.1 million, respectively, in fiscal 2021.  When considering these adjustments on a net basis, we recognized favorable cumulative catch-up adjustments of $10.0 million and $12.0 million for fiscal 2022 and 2021, respectively. These adjustments primarily relate to our long-term programs where we provide component inventory management, supply chain logistics programs and/or repair services.

Cost of sales in Aviation Services increased $157.8 million, or 12.2%, over the prior year which was largely in line with the sales increase of 12.4% discussed above.

Gross profit in the Aviation Services segment increased $34.3 million, or 13.0%, over the prior year. Gross profit in this segment on sales to commercial customers increased $44.1 million, or 32.4%, over the prior year primarily due to the COVID-19 impact discussed above.

In addition, gross profit was unfavorably impacted in fiscal 2021 by contract termination, restructuring and loss provision charges of $9.3 million and asset impairment charges of $8.4 million.  These items were more than offset by a benefit in fiscal 2021 of $53.8 million in government workforce subsidies from the Payroll Support Program in the CARES Act and other subsidies provided by foreign governments.

Gross profit margin on sales to commercial customers decreased to 16.7% from 17.2% in the prior year period primarily due to the impact of the subsidies in the prior year period more than offsetting the volume recovery in fiscal 2022.

Gross profit on sales to government and defense customers decreased $9.8 million, or 7.7%, from the prior year primarily driven by the mix of products and services provided on long-term government programs. Gross profit margin on sales to government and defense customers increased to 17.6% from 16.7% in the prior year period primarily as a result of the mix of sales.

Expeditionary Services Segment

Sales in the Expeditionary Services segment decreased $24.4 million, or 24.7%, from the prior year primarily due to reduced volume for our mobility products. In addition, we divested our composites manufacturing business in the first quarter of fiscal 2021 and the business contributed sales of $6.7 million in fiscal 2021 prior to the sale.

Gross profit in the Expeditionary Services segment increased $3.0 million, or 23.6%, over the prior year primarily due to the divestiture of our composites manufacturing business which was not profitable prior to its divestiture on August 31, 2020. Gross profit margin increased to 21.2% from 12.9% in the prior year primarily as a result of the divestiture.

Provision for Credit Losses

Provision for credit losses decreased $7.3 million from the prior year primarily related to lower customer credit charges in fiscal 2022.  The impact of COVID-19 on the recoverability of our accounts receivable was largely concentrated to fiscal 2021 as most commercial airlines are experiencing more favorable market conditions in our fiscal 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $19.8 million, or 10.9%, over the prior year primarily due to investments to support the sales growth as our commercial activities continue the recovery from the impact of COVID-19. As a percent of sales, selling, general and administrative expenses increased slightly to 11.1% from 11.0% in the prior year as the benefit from our actions over the last two years to reduce both our fixed and variable cost structure largely offset the investments to support sales growth.

Losses Related to Sale and Exit of Business

Losses related to sale and exit of business were $1.7 million in fiscal 2022 compared to losses of $20.2 million in fiscal 2021.  In the first quarter of fiscal 2021, we completed the sale of our composites manufacturing business and recognized a loss on the sale of $19.5 million.  We recognized additional losses in fiscal 2021 related to the finalization of the post-closing working capital adjustment.   Losses in fiscal 2022 relate to the re-valuation of the contingent consideration to zero as it was unlikely the sales targets will be achieved and the recognition of reserves against outstanding accounts receivable from the buyer in conjunction with their bankruptcy filing in the fourth quarter of fiscal 2022.

Interest Expense

Interest expense decreased $2.6 million in fiscal 2022 reflecting the impact of lower average borrowings partially offset by higher average borrowing rates on our Revolving Credit Facility during fiscal 2022.

Income Taxes

Our fiscal 2022 effective income tax rate for continuing operations was 25.3% compared to 28.2% in the prior year.  In fiscal 2022, we recognized favorable excess tax benefits of $2.1 million related to stock compensation while we recognized additional tax expense of $0.7 million for stock compensation fiscal 2021.

Discontinued Operations

Income from discontinued operations was $0.2 million in fiscal 2022 compared to a loss of $10.5 million in the prior year. The fiscal 2021 loss was primarily attributable to an $11.0 million increase in our legal reserve to reflect the agreement with the U.S. Department of Justice to settle their investigation of our COCO business under the federal civil False Claims Act.

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

At May 31, 2022, our liquidity and capital resources included working capital of $659.0 million inclusive of cash of $53.5 million.

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

Borrowings outstanding under the Revolving Credit Facility at May 31, 2022 were $100.0 million and there were approximately $11.4 million of outstanding letters of credit, which reduced the availability of this facility to $488.6 million. There are no other terms or covenants limiting the availability of this facility.

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

As of May 31, 2022, we also had other financing arrangements that did not limit availability on our Revolving Credit Facility including outstanding letters of credit of $11.6 million and foreign lines of credit of $9.3 million.

On October 18, 2017, we entered into a Credit Agreement with the Canadian Imperial Bank of Commerce, as lender (the “Credit Agreement”). The Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two MRO facilities in Canada from Premier Aviation. The term loan was paid in full at the expiration of the Credit Agreement on November 1, 2021.

We maintain a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2023, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheet.

Receivables sold under the Purchase Agreement during fiscal 2022, 2021, and 2020 were $283.3 million, $440.6 million, and $746.4 million, respectively. Amounts remitted to the Purchaser on their behalf during fiscal 2022, 2021, and 2020 were $306.9 million, $476.3 million, and $758.3 million, respectively. As of May 31, 2022 and May 31, 2021, we had collected cash of $5.4 million and $8.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

At May 31, 2022, we complied with all financial and other covenants under each of our financing arrangements.

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program in which we may repurchase up to $150 million of our common stock with no expiration date. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.  During fiscal 2022, we repurchased 1.0 million shares for $42.4 million.  We plan to fully utilize the authorization by December 31, 2023.

Cash Flows – Fiscal 2022 Compared with Fiscal 2021

Cash Flows from Operating Activities

Net cash provided from operating activities–continuing operations was $89.8 million in fiscal 2022 compared to $108.5 million in fiscal 2021.  The decrease from the prior period of $18.7 million was primarily attributable to a greater reduction in inventory levels in the prior year and the proceeds of a $48.5 million grant from the Payroll Support Program of the CARES Act received in fiscal 2021.  These items were partially offset by a $25 million license fee paid to Unison Industries in the prior year for our expanded and extended exclusive distribution agreement.

Cash Flows from Investing Activities

Net cash used in investing activities–continuing operations was $16.5 million in fiscal 2022 compared to $0.5 million in fiscal 2021. The increase in cash used from the prior period was primarily related to proceeds of $10.0 million from the termination of split-dollar life insurance policies in the prior year.

Cash Flows from Financing Activities

Net cash used in financing activities–continuing operations was $59.8 million in fiscal 2022 compared to $469.5 million in fiscal 2021. The decrease in cash used was primarily related to the repayment in fiscal 2021 of the additional draw down on our Revolving Credit Facility from late fiscal 2020.  These funds were originally drawn in late fiscal 2020 as a precautionary measure in light of the economic and market uncertainty presented by COVID-19. The current year also included $42.4 million for the repurchase of 1.0 million shares in conjunction with our stock repurchase program announced in fiscal 2022.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2022 is as follows:

	Payments Due by Period
		Due in	Due in	Due in	Due in	Due in	After
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2023	2024	2025	2026	2027	2028
On Balance Sheet:
Bank borrowings	$100.0	$—	$—	$100.0	$—	$—	$—
Facilities and equipment operating leases	80.2	13.6	12.4	11.0	9.2	8.5	25.5
Interest[1]	5.8	2.5	2.5	0.8	—	—	—

Off Balance Sheet:
Purchase obligations[2]	506.0	406.6	79.3	17.7	0.9	0.7	0.8
Pension contribution[3]	0.3	0.3	—	—	—	—	—

Notes:

1	Interest associated with variable rate debt was determined using the interest rate in effect on May 31, 2022.
2	Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.
3	Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. For our Netherlands pension plan, our policy is to fund at least the minimum amount required by the local laws and regulations.

We routinely issue letters of credit and performance bonds in the ordinary course of business.  These instruments are typically issued in conjunction with insurance contracts or other business requirements.  The total of these instruments outstanding at May 31, 2022 was $23.0 million.

Critical Accounting Policies and Significant Estimates

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States.  Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the Consolidated Financial Statements.  The most significant estimates made by management include those related to assumptions used in assessing goodwill impairment, adjustments to reduce the value of inventories and certain rotable assets, revenue recognition, allowance for credit losses, and assumptions used in determining pension plan obligations.  Accordingly, actual results could differ materially from those estimates.  The following is a summary of the accounting policies considered critical by management.

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

As of May 31, 2022, we had three reporting units, which included two in our Aviation Services segment (Aviation Supply Chain and MRO) and one comprised of our Expeditionary Services segment.  In fiscal 2022 and 2021, we utilized the qualitative assessment approach for all reporting units.  Under this approach, we considered the overall industry and market conditions related to the aerospace and government/defense markets as well as conditions in the global capital markets.  We also considered the long-term forecasts for each reporting unit, which incorporated specific opportunities and risks, working capital requirements, and capital expenditure needs.  We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at the respective measurement dates, and thus no impairment charges were recorded in those fiscal years.

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

Inventories

Inventories are valued at the lower of cost or net realizable value.  Cost is determined by the specific identification, average cost or first-in, first-out methods.  Write-downs are made for excess and obsolete inventories and inventories that have been impaired as a result of industry conditions.  We have utilized certain assumptions when determining the market value of inventories, such as inventory quantities and aging, historical sales of inventory, current and expected future aviation usage trends, replacement values, expected future demand, and historical scrap recovery rates.  Reductions in demand for certain of our inventories or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the market value of our inventories, could result in the recognition of impairment charges in future periods.

In conjunction with the decision to exit certain product lines and facilities, we recognized inventory impairment charges of $3.9 million in fiscal 2020.  We also recognized rotable asset impairment charges of $1.9 million in fiscal 2020 in conjunction with reclassifying the rotable assets as inventory held for sale.  In fiscal 2022 and 2021, we recognized additional impairment charges of $1.0 million and $1.4 million, respectively, on these assets.

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

Allowance for Credit Losses

We maintain an allowance for credit losses to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts.  In determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and our customers’ current and expected future financial performance. The majority of our customers are recurring customers with an established payment history. Certain customers are required to undergo an extensive credit check prior to delivery of products or services.

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

Impairment of Long-Lived Assets

We are required to test for impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from its undiscounted cash flows. When applying accounting standards addressing impairment of long-lived assets, we have utilized certain assumptions to estimate future undiscounted cash flows, including current and future sales volumes or lease rates, expected changes to cost structures, lease terms, residual values, market conditions, and trends impacting future demand. Differences between actual results and the assumptions utilized by us when determining undiscounted cash flows could result in future impairments of long-lived assets. We recognized a pre-tax asset impairment charge of $11.8 million in fiscal 2020 related to assets included in our COCO business, which is classified as a discontinued operation.  In our Expeditionary Services segment, we consolidated manufacturing facilities and recognized impairment and related charges of $2.6 million during fiscal 2021.

We maintain a significant inventory of rotable parts and equipment to service customer aircraft and components.  Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components, and are reworked to a useable condition.  We may have to recognize an impairment of our rotable parts and equipment if we discontinue using or servicing certain aircraft models or if an older aircraft model is phased-out in the industry.  In light of declines in commercial airline volumes and commercial program contract terminations, we evaluated future cash flows related to certain rotable assets supporting long-term programs and recognized asset impairment charges of $2.3 million, $5.8 million, and $1.9 million in fiscal 2022, 2021, and 2020, respectively.

Pension Plans

Our pension plan assets exceed our total projected benefit obligation by $6.0 million as of May 31, 2022. This overfunded position is driven by our U.S. plans where their plan assets exceed their obligations by $5.2 million.

Effective May 31, 2022, our Union and U.S. Retirement Plans were merged (collectively, the “Merged U.S. Plan”). We are expecting to terminate the Merged U.S. Plan in the next 12-18 months upon the completion of regulatory approvals and the anticipated transfer of the Merged U.S. Plan’s obligations and assets to a third-party.  The Merged U.S. Plan is in an overfunded position of $8.9 million and we do not anticipate making any contributions to the Merged U.S. Plan in conjunction with the termination.

The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

We use discount rates to measure our benefit obligation and net periodic benefit cost for our pension plans.  We used a broad population of Aa-rated corporate bonds as of May 31, 2022 to determine the discount rate assumption.  All bonds were denominated in U.S. Dollars, with a minimum outstanding of $50.0 million.  This population of bonds was narrowed from a broader universe of over 500 Moody’s Aa-rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and the bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension plan liabilities.  This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments and settlements for the Merged U.S. Plan.  The discount rate is the single level rate that produces the same result as the spot rate curve.

We establish the long-term asset return assumption based on a review of historical compound average asset returns, both company-specific and relating to the broad market, as well as analysis of current market and economic information and future expectations. For our Merged U.S. Plan, we have invested the majority of the plan assets in fixed income investments in anticipation of the upcoming termination of the Merged U.S. Plan. The asset return is expected to correspond to the changes in the discount rate and the valuation of the pension obligation to mitigate the risk of a significant reduction in the current overfunded position.

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

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates.  A 10 percent increase in the average interest rate affecting our financial instruments, including the average outstanding balance of our debt obligations would not have had a significant impact on our pre-tax income during fiscal 2022.

Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations during fiscal 2022.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AAR CORP.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 21, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the write-down of inventories

As discussed in Note 1 to the consolidated financial statements, the inventory balance as of May 31, 2022 was $550.5 million. The Company records inventory within the Aviation Services segment at the lower of cost or net realizable value. The write-down of slow moving inventory is recorded for excess or obsolete inventory based on certain inputs and assumptions used to determine the net realizable value. These assumptions include the number of days transpiring from the date the inventory was originally received and the historical sales of inventory to determine recovery rates. Other inputs include current and expected future aviation usage trends, replacement values, expected future demand, and historical scrap recovery rates.

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

Evaluation of the estimate of costs at completion of certain performance obligations

As discussed in Note 1 to the consolidated financial statements, for revenue with performance obligations that are satisfied over time, the Company recognizes revenue using the cost-to-cost input method, which depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of costs incurred to date to the estimated total costs at completion of the performance obligation. The net favorable cumulative catch-up adjustments recognized during fiscal year 2022 associated with revenue recognized over time totaled $10.0 million, which resulted from changes in the estimated billings and costs at completion of the performance obligations.

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

Chicago, Illinois
July 21, 2022

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2022	2021	2020

	(In millions, except per share data)
Sales:
Sales from products	$1,078.3	$934.9	$1,090.0
Sales from services	741.7	717.4	982.0
	1,820.0	1,652.3	2,072.0
Costs and operating expenses:
Cost of products	869.4	773.8	900.0
Cost of services	637.4	602.6	902.8
Provision for credit losses	1.2	8.5	5.4
Selling, general and administrative	202.2	182.4	220.6
	1,710.2	1,567.3	2,028.8
Earnings (Loss) from joint ventures	(2.9)	0.2	(1.9)
Operating income	106.9	85.2	41.3
Losses related to sale and exit of business	(1.7)	(20.2)	—
Other income (expense), net	2.2	4.3	(2.1)
Interest expense	(2.4)	(5.0)	(9.3)
Interest income	0.1	0.2	0.5
Income from continuing operations before provision for income taxes	105.1	64.5	30.4
Provision for income taxes	26.6	18.2	5.6
Income from continuing operations	78.5	46.3	24.8
Income (Loss) from discontinued operations, net of tax	0.2	(10.5)	(20.4)
Net income	$78.7	$35.8	$4.4

Earnings per share – basic:
Earnings from continuing operations	$2.19	$1.31	$0.71
Income (Loss) from discontinued operations	0.01	(0.30)	(0.59)
Earnings per share – basic	$2.20	$1.01	$0.12

Earnings per share – diluted:
Earnings from continuing operations	$2.16	$1.30	$0.71
Income (Loss) from discontinued operations	0.01	(0.30)	(0.58)
Earnings per share – diluted	$2.17	$1.00	$0.13

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended May 31,
	2022	2021	2020

	(In millions)
Net income	$78.7	$35.8	$4.4
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(6.7)	5.9	0.1
Unrecognized pension and post retirement costs, net of tax benefit (expense) of $1.4 in 2022, $5.2 in 2021, and $(1.0) in 2020	5.4	20.4	(3.8)
Total other comprehensive income (loss), net of tax	(1.3)	26.3	(3.7)
Comprehensive income	$77.4	$62.1	$0.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2022	2021

	(In millions, except share data)
Current assets:
Cash and cash equivalents	$53.5	$51.8
Restricted cash	5.4	8.4
Accounts receivable, net	214.0	166.7
Contract assets	73.6	71.9
Inventories	550.5	540.6
Rotable assets and equipment on or available for short-term lease	53.6	50.4
Assets of discontinued operations	16.2	19.5
Prepaid expenses and other current assets	40.4	27.7
Total current assets	1,007.2	937.0

Property, plant and equipment, at cost:
Land	3.3	3.3
Buildings and improvements	94.7	114.7
Equipment and furniture and fixtures	269.9	262.2
	367.9	380.2
Accumulated depreciation	(258.3)	(260.2)
	109.6	120.0

Other assets:
Goodwill and intangible assets, net	119.7	123.8
Operating lease right-of-use assets, net	73.0	75.8
Rotable assets supporting long-term programs	166.6	184.3
Other non-current assets	97.8	98.8
	457.1	482.7
	$1,573.9	$1,539.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2022	2021

	(In millions, except share data)
Current liabilities:
Accounts payable	156.4	127.2
Accrued liabilities	174.6	174.2
Liabilities of discontinued operations	17.2	35.4
Total current liabilities	348.2	336.8

Long-term debt	98.9	133.7
Operating lease liabilities	57.4	59.9
Deferred tax liabilities	20.0	9.5
Other liabilities	14.9	25.4
	191.2	228.5
Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	477.5	479.8
Retained earnings	820.4	741.7
Treasury stock, 9,909,702 and 9,925,551 shares at cost, respectively	(289.1)	(274.1)
Accumulated other comprehensive loss	(19.6)	(18.3)
Total equity	1,034.5	974.4
	$1,573.9	$1,539.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2022

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity
Balance, May 31, 2019	$45.3	$479.4	$709.8	$(287.7)	$(40.9)	$905.9
Cumulative effect adjustment upon adoption of ASC 842 on June 1, 2019	—	—	2.5	—	—	2.5
Net income	—	—	4.4	—	—	4.4
Cash dividends	—	—	(10.7)	—	—	(10.7)
Stock option activity	—	3.1	—	8.3	—	11.4
Restricted stock activity	—	(3.9)	—	0.8	—	(3.1)
Repurchase of shares	—	—	—	(4.1)	—	(4.1)
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
Balance, May 31, 2020	$45.3	$478.6	$706.0	$(282.7)	$(44.6)	$902.6
Net income	—	—	35.8	—	—	35.8
Cash dividends	—	—	(0.1)	—	—	(0.1)
Stock option activity	—	3.6	—	3.0	—	6.6
Restricted stock activity	—	(2.4)	—	5.6	—	3.2
Other comprehensive income, net of tax	—	—	—	—	26.3	26.3
Balance, May 31, 2021	$45.3	$479.8	$741.7	$(274.1)	$(18.3)	$974.4
Net income	—	—	78.7	—	—	78.7
Stock option activity	—	2.0	—	19.3	—	21.3
Restricted stock activity	—	(4.3)	—	8.1	—	3.8
Repurchase of shares	—	—	—	(42.4)	—	(42.4)
Other comprehensive loss, net of tax	—	—	—	—	(1.3)	(1.3)
Balance, May 31, 2022	$45.3	$477.5	$820.4	$(289.1)	$(19.6)	$1,034.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended May 31,
	2022	2021	2020
Cash flows provided from (used in) operating activities:
Net income	$78.7	$35.8	$4.4
Less: Loss (Income) from discontinued operations	(0.2)	10.5	20.4
Income from continuing operations	78.5	46.3	24.8
Adjustments to reconcile income to net cash provided from (used in) operating activities:
Depreciation and intangible amortization	33.1	36.3	43.7
Stock-based compensation expense	8.2	9.2	7.3
Provision for credit losses	1.2	8.5	5.4
Pension settlement charges	1.4	0.9	1.5
Deferred tax provision	8.7	8.4	0.5
Loss (Earnings) from joint ventures	2.9	(0.2)	1.9
Customer contract termination and restructuring costs	—	2.2	31.3
Impairment charges	2.9	9.1	8.1
Losses on sale and exit of business	1.7	20.2	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(49.0)	(4.5)	14.8
Contract assets	(1.9)	(26.4)	9.9
Inventories	(10.4)	74.9	(94.5)
Prepaid expenses and other current assets	(10.2)	49.8	(40.1)
Rotable assets supporting long-term programs	3.0	9.1	(22.1)
Accounts payable	29.4	(62.6)	4.1
Accrued and other liabilities	(10.5)	16.2	(1.0)
Deferred revenue on long-term programs	3.8	(83.0)	(14.6)
Other	(3.0)	(5.9)	(0.1)
Net cash provided from (used in) operating activities–continuing operations	89.8	108.5	(19.1)
Net cash used in operating activities–discontinued operations	(14.6)	(3.3)	(17.0)
Net cash provided from (used in) operating activities	75.2	105.2	(36.1)
Cash flows used in investing activities:
Property, plant and equipment expenditures	(17.3)	(11.3)	(23.6)
Proceeds from asset sales	7.3	—	—
Proceeds from termination of life insurance policies	—	10.0	—
Other	(6.5)	0.8	(1.2)
Net cash used in investing activities	(16.5)	(0.5)	(24.8)
Cash flows provided from (used in) financing activities:
Short-term borrowings (repayments), net	(9.5)	(470.0)	459.5
Repayments on long-term borrowings	(24.7)	—	—
Cash dividends	—	(0.1)	(10.7)
Purchase of treasury stock	(42.4)	—	(4.1)
Stock compensation activity	16.8	0.6	1.1
Other	—	—	(1.3)
Net cash provided from (used in) financing activities	(59.8)	(469.5)	444.5
Effect of exchange rate changes on cash	(0.2)	0.3	—
Increase (Decrease) in cash and cash equivalents	(1.3)	(364.5)	383.6
Cash, cash equivalents, and restricted cash at beginning of year	60.2	424.7	41.1
Cash, cash equivalents, and restricted cash at end of year	$58.9	$60.2	$424.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

AAR CORP. (the “Company”) is a diversified provider of services and products to the worldwide commercial aviation and government and defense markets.  Services and products include: aviation supply chain and parts support programs; customer fleet management and operations; maintenance, repair and overhaul (“MRO”) of airframes, landing gear, and certain other airframe components; design and manufacture of specialized pallets, shelters, and containers; aircraft modifications and aircraft and engine sales and leasing. We serve commercial, government and defense aircraft fleet operators, original equipment manufacturers, and independent service providers around the world, and various other domestic and foreign military customers.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Certain reclassifications have been made to the prior year presentation to conform to the 2022 presentation.

New Accounting Pronouncements Adopted

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

We adopted ASC 842 on June 1, 2019 using the modified retrospective transition approach.  Under that approach, prior periods were not restated and continue to be reported under the accounting standards in effect for those periods.  We elected the package of practical expedients, which must be elected as a package and applied consistently to all leases.  This package permitted us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we elected the practical expedients to not separate lease and non-lease components for both lessee and lessor relationships and to not apply the recognition requirements to leases with terms of twelve months or less.

Upon adoption of ASC 842 on June 1, 2019, we recognized operating lease ROU assets of $123.2 million and operating lease liabilities of $116.8 million on our Consolidated Balance Sheet. These amounts included operating lease ROU assets of $26.6 million and operating lease liabilities of $25.3 million related to our discontinued operations. In addition, we recognized the remaining unamortized deferred gains of $2.5 million, net of tax, associated with sale-leaseback transactions as a cumulative effect adjustment to the opening balance of retained earnings as of June 1, 2019. The adoption of ASC 842 did not have a material impact on the Consolidated Statements of Income or Cash Flows.

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

We utilize the portfolio approach to estimate the amount of revenue to recognize for certain contracts which require over-time revenue recognition.  Such contracts are grouped together either by revenue stream, customer or product line with each portfolio of contracts grouped together based on having similar characteristics. The portfolio approach is utilized only when the result of the accounting is not expected to be materially different than if applied to individual contracts.

We also may enter into offset agreements or conditions as part of obtaining orders for our products and services from certain government customers in foreign countries.  These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country.  These agreements also may be satisfied through our use of cash or other means of providing financial support for in-country projects with local companies.  The amounts ultimately applied against our offset agreements are based on negotiations with the customer and satisfaction of our offset obligations are included in the estimates of our total costs to complete the contract.

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

Certain contracts with customers have options for the customer to acquire additional goods or services. In most cases, the pricing of these options are reflective of the standalone selling price of the good or service. These options do not provide the customer with a material right and are accounted for only when the customer exercises the option to purchase the additional goods or services.  If the option on the customer contract was not indicative of the standalone selling price of the good or service, the material right would be accounted for as a separate performance obligation.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

In the ordinary course of business, agencies of the U.S. and other governments audit our claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (“DCAA”), routinely audit our claimed indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulations. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. As of May 31, 2022, our Consolidated Balance Sheet included $2.6 million of reserves for estimated adjustments to claimed indirect costs.

Costs to fulfill and obtain a contract are considered for capitalization based on contract specific facts and circumstances.  The incremental costs to fulfill a contract, including setup and implementation costs prior to beginning the period of performance, may be capitalized when expenses are incurred prior to the start of satisfying a performance obligation.  The capitalized costs are subsequently expensed over the contract’s period of performance.

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

Cumulative Catch-up Adjustments

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. These changes are primarily adjustments to the estimated profitability for our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Favorable and unfavorable cumulative catch-up adjustments were as follows:

	May 31,
	2022	2021	2020
Favorable cumulative catch-up adjustments	$15.0	$16.1	$6.1
Unfavorable cumulative catch-up adjustments	(5.0)	(4.1)	(2.2)
Net cumulative catch-up adjustments	$10.0	$12.0	$3.9

Contract Assets and Liabilities

The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. For instances where we recognize revenue prior to having an unconditional right to payment, we record a contract asset or liability. When an unconditional right to consideration exists, we reduce our contract asset or liability and recognize an unbilled or trade receivable. When amounts are dependent on factors other than the passage of time in order for payment from a customer to be due, we record a contract asset which consists of costs incurred where revenue recognized over time using the cost-to-cost model exceeds the amounts billed to customers. Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract.  These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. Contract assets and contract liabilities are determined on a contract-by-contract basis.

Net contract assets and liabilities are as follows:

	May 31,
	2022	2021	Change
Contract assets – current	73.6	$71.9	$1.7
Contract assets – non-current	22.5	21.6	0.9
Contract liabilities – current	(20.5)	(25.9)	5.4
Deferred revenue on long-term contracts	(10.1)	(5.4)	(4.7)
Net contract assets	65.5	$62.2	$3.3

Contract assets – non-current is reported within Other non-current assets, contract liabilities – current is reported within Accrued Liabilities, and deferred revenue on long-term contracts is reported within Other liabilities on our Consolidated Balance Sheets.  Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

During fiscal 2022, 2021, and 2020, certain commercial power-by-the-hour (“PBH”) customer contracts were terminated or restructured resulting in charges of $5.2 million, $5.7 million and $31.3 million, respectively.  Some of these contracts were deemed loss contracts requiring the establishment of forward loss reserves for the total estimated costs that are in excess of the total estimated consideration over the remainder of the contracts. As of May 31, 2022, our Consolidated Balance Sheet included remaining forward loss reserves of $1.3 million in Accrued liabilities.

To support our PBH customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services. The agreement included certain minimum repair volume guarantees, which we have not met due to the impact of COVID-19 on commercial passenger aircraft flight hours.  During fiscal 2021, we recognized a $4.5 million charge to reflect our estimated obligation over the remainder of the agreement for not achieving the minimum volume guarantees. During fiscal 2022, we recognized a $1.7 million charge to increase the obligation reflecting the revised estimated shortfall on the minimum volume guarantee. As of May 31, 2022, our Consolidated Balance Sheet included remaining loss reserves of $3.1 million with $2.3 million classified as current in Accrued liabilities and $0.8 million classified as long-term in Other liabilities.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Changes in our deferred revenue were as follows:

	Year ended May 31,
	2022	2021
Deferred revenue at beginning of period	$(31.3)	$(99.2)
Revenue deferred	(259.0)	(251.4)
Revenue recognized	242.3	318.2
Other	17.4	1.1
Deferred revenue at end of period	$(30.6)	$(31.3)

Remaining Performance Obligations

As of May 31, 2022, we had approximately $850 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts.  We expect that approximately 45% of this backlog will be recognized as revenue over the next 12 months with approximately 55% of the remainder recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

Financial Instruments and Concentrations of Market or Credit Risk

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables.  While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry.  The composition of our accounts receivable is as follows:

	May 31,
	2022	2021
U.S. Government contracts:
Trade receivables	$31.6	$24.1
Unbilled receivables	25.9	25.2
	57.5	49.3
All other customers:
Trade receivables	136.8	104.9
Unbilled receivables	19.7	12.5
	156.5	117.4
	$214.0	$166.7

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Allowance for Credit Losses

We maintain an allowance for credit losses to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. In determining the required allowance, we consider factors such as general and industry-specific economic conditions, customer credit history, and our customers’ current and expected future financial performance. The majority of our customers are recurring customers with an established payment history. Certain customers are required to undergo an extensive credit check prior to delivery of products or services.

Our allowance for credit losses also includes reserves for estimated product returns based on historical return rates. The reserve for estimated product returns is recognized as a reduction to sales with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned.

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

The change in our allowance for credit losses was as follows:

	May 31,
	2022	2021	2020
Balance, beginning of year	$16.4	$22.1	$16.0
Provision charged to operations	1.2	8.5	5.4
Recoveries, deductions for accounts written off and other reclassifications	0.3	(14.2)	0.7
Balance, end of year	$17.9	$16.4	$22.1

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

As of May 31, 2022, we had three reporting units, which included two in our Aviation Services segment (Aviation Supply Chain and MRO) and one comprised of our Expeditionary Services segment. We utilized the qualitative assessment approach for all reporting units which considers general economic conditions, industry specific performance, changes in reporting unit carrying values, and assumptions used in the most recent fair value calculation. We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at May 31, 2022, and thus no impairment charges were recorded.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Changes in the carrying amount of goodwill by segment for fiscal 2022 and 2021 are as follows:

	Aviation	Expeditionary
	Services	Services	Total
Balance as of May 31, 2020	$96.4	$19.3	$115.7
Sale of Composites	—	(0.5)	(0.5)
Foreign currency translation adjustments	4.1	—	4.1
Balance as of May 31, 2021	100.5	18.8	119.3
Foreign currency translation adjustments	(2.9)	—	(2.9)
Balance as of May 31, 2022	$97.6	$18.8	$116.4

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2022
		Accumulated
Amortizable intangible assets:	Gross	Amortization	Net
Customer relationships	$11.3	$(9.1)	$2.2
Unamortized intangible assets:
Trademarks	1.1	—	1.1
	$12.4	$(9.1)	$3.3

	May 31, 2021
		Accumulated
Amortizable intangible assets:	Gross	Amortization	Net
Customer relationships	$23.0	$(19.7)	$3.3
Unamortized intangible assets:
Trademarks	1.2	—	1.2
	$24.2	$(19.7)	$4.5

During fiscal 2020, we recognized an impairment charge of $5.4 million related to the exit of certain product lines across both our Aviation Services and Expeditionary Services segments.

Customer relationships are being amortized over 5-20 years. Amortization expense recorded during fiscal 2022,  2021 and 2020 was $1.1 million, $1.8 million, and $2.3 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $0.5 million in 2023, $0.3 million in 2024, $0.3 million in 2025, $0.3 million in 2026 and $0.3 million in 2027.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the specific identification, average cost, or first-in, first-out methods. From time-to-time, we purchase aircraft and engines for disassembly to individual parts and components. Costs are assigned to these individual parts and components utilizing list prices from original equipment manufacturers and recent sales history. Expenditures for the repair of parts and components are capitalized as inventory.

The following is a summary of inventories:

	May 31,
	2022	2021
Aircraft and engine parts, components and finished goods	$465.9	$468.4
Raw materials and parts	62.2	53.0
Work-in-process	22.4	19.2
	$550.5	$540.6

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

During fiscal 2021, we evaluated future cash flows related to certain rotable assets supporting long-term PBH programs in light of declines in commercial airline volumes and commercial program contract terminations.  In our Aviation Services segment, we recognized asset impairment charges of $5.8 million related to these rotable assets in fiscal 2021.  In conjunction with the termination of a PBH contract, we evaluated future cash flows related to the rotable assets supporting that fleet type and recognized asset impairment charges of $2.3 million in fiscal 2022.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

In conjunction with the decision to exit certain product lines, we recognized rotable asset impairment charges of $1.9 million in fiscal 2020 in conjunction with reclassifying the rotable assets as inventory held for sale. In fiscal 2022 and 2021, we recognized additional impairment charges of $1.0 million and $1.4 million on these assets.

In our Expeditionary Services segment, we consolidated manufacturing facilities and recognized impairment and related charges of $2.6 million during fiscal 2021.

Future rent due to us under non-cancelable leases during each of the next five fiscal years is $20.5 million in 2023, $20.1 million in 2024, $19.8 million in 2025, $16.5 million in 2026, and $10.3 million in 2027.

Investments

Investments where we have the ability to exercise significant influence, but do not control the entity, are accounted for under the equity method of accounting.  Significant influence generally exists if we have a 20% to 50% ownership interest in the investee. Our share of the net earnings or loss of our investees is included in operating income on our Consolidated Statements of Income since the activities of the investees are closely aligned with our operations. Equity investments in entities over which we do not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost less impairment, if any, adjusted for changes resulting from qualifying observable price changes for the identical investment of the same issuer should they occur.

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

Restructuring and Other Exit Costs

We recognize charges for restructuring and other exit costs such as product line exits and facility closures at their fair value when incurred.  In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we recognize the expense ratably over the future service period.

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

Supplemental Information on Cash Flows

Supplemental information on cash flows is as follows:

	For the Year Ended
	May 31,
	2022	2021	2020
Interest paid	$2.1	$4.3	$8.6
Income taxes paid	23.9	8.2	14.3
Income tax refunds and interest received	3.8	8.3	7.0

During fiscal 2022, treasury stock increased $15.0 million reflecting the repurchase of 1.0 million common shares for $42.4 million partially offset by restricted stock activity of $8.1 million and the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, of $19.3 million.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

3.  Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”).  Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell.  The term of the Purchase Agreement runs through February 22, 2023, however, the Purchase Agreement may also be terminated earlier under certain circumstances.  The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser.  We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheets.

Receivables sold under the Purchase Agreement during fiscal 2022, 2021, and 2020 were $ 283.3 million, $ 440.6 million, and $746.4 million, respectively. Amounts remitted to the Purchaser on their behalf during fiscal 2022, 2021, and 2020 were $ 306.9 million, $ 476.3 million, and $758.3 million, respectively. As of May 31, 2022 and May 31, 2021, we had collected cash of $5.4 million and $8.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Consolidated Statements of Income. During fiscal 2022, 2021 and 2020, we incurred discounts on the sale of our receivables and other fees of $ 0.3 million, $ 0.4 million and $1.8 million, respectively.

4. Financing Arrangements

Debt Outstanding

A summary of the carrying amount of our debt is as follows:

	May 31,
	2022	2021
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$100.0	$109.5
Term loan repaid November 1, 2021 with interest paid monthly	—	25.7
Total debt	100.0	135.2
Debt issuance costs, net	(1.1)	(1.5)
Long-term debt	$98.9	$133.7

At May 31, 2022, our variable rate debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

Borrowings outstanding under the Revolving Credit Facility at May 31, 2022 were $100.0 million and there were approximately $11.4 million of outstanding letters of credit, which reduced the availability of this facility to $488.6 million.

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility.  At May 31, 2022, we were in compliance with the financial and other covenants in our financing agreements.

Borrowing activity under the Revolving Credit Facility during fiscal 2022, 2021 and 2020 is as follows:

	For the Year Ended May 31,
	2022	2021	2020
Maximum amount borrowed	$124.5	$579.5	$579.5
Average daily borrowings	105.9	257.5	280.7
Average interest rate during the year	1.09%	1.20%	2.62%

We also have $9.3 million available under foreign lines of credit as of May 31, 2022.

5. Equity

Stock-Based Compensation

We grant stock-based awards under the AAR CORP. 2013 Stock Plan, as Amended and Restated Effective July 13, 2020 (the “2013 Stock Plan”) which has been approved by our stockholders. Under the 2013 Stock Plan, we are authorized to issue stock options to employees and non-employee directors that allow the grant recipients to purchase shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Generally, stock options awarded expire ten years from the date of grant and are exercisable in three annual increments commencing one year after the date of grant. In addition to stock options, the 2013 Stock Plan also provides for the grant of time-based restricted stock awards and performance-based restricted stock awards. The 2013 Stock Plan also provides for the grant of stock appreciation units and restricted stock units; however, to date, no such awards have been granted.

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

Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee’s employment terminates for any reason other than death, disability or retirement.  Under the 2013 Stock Plan, we have granted a total of 5,539,104 shares and there were 1,217,028 shares available for grant as of May 31, 2022.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Stock Options

During fiscal 2022, 2021, and 2020, we granted stock options with respect to 144,815 shares, 936,170 shares and 414,460 shares, respectively. The weighted average fair value per share of stock options granted during fiscal 2022, 2021 and 2020 was $13.42, $5.89 and $10.30, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Stock Options Granted In Fiscal Year
	2022	2021	2020
Risk-free interest rate	0.8%	0.4%	1.9%
Expected volatility of common stock	41.6%	40.2%	32.0%
Dividend yield	0.8%	1.6%	0.8%
Expected option term in years	5.3	4.8	4.5

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

A summary of stock option activity for the three years ended May 31, 2022 consisted of the following (shares in thousands):

	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,612	$28.34	1,851	$32.74	1,777	$30.37
Granted	145	37.84	936	18.94	414	37.66
Exercised	(686)	25.53	(110)	23.93	(300)	24.99
Cancelled	(26)	36.17	(65)	25.59	(40)	36.72
Outstanding at end of year	2,045	$29.86	2,612	$28.34	1,851	$32.74
Options exercisable at end of year	1,189	$33.57	1,371	$31.56	1,133	$28.32

The total fair value of stock options that vested during fiscal 2022, 2021, and 2020 was $4.3 million, $3.9 million, and $3.7 million, respectively. The total intrinsic value of stock options exercised during fiscal 2022, 2021, and 2020 was $14.4 million, $1.5 million, and $6.2 million, respectively. The aggregate intrinsic value of options outstanding was $37.6 million and $36.6 million as of May 31, 2022 and 2021, respectively. Expense recognized in Selling, general and administrative expenses for stock options during fiscal 2022, 2021, and 2020 was $3.8 million, $4.0 million, and $3.9 million, respectively. As of May 31, 2022, we had $3.3 million of unrecognized compensation expense related to stock options that will be expensed over an average period of 1.2 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Restricted Stock

We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock. The fair value of restricted shares is the market value of our common stock on the date of grant.  The performance-based awards are contingent upon the achievement of certain objectives, which generally include cumulative income, average return on capital, and relative total shareholder return over a three-year performance period. Performance-based restricted shares of 43,010 and 52,475 were granted to executives and key employees during fiscal 2022 and 2020, respectively. No performance-based restricted shares were granted in fiscal 2021.  Time-based restricted shares of 260,742, 144,255, and 56,535 were granted to executives and key employees during fiscal 2022, 2021, and 2020, respectively.  We also award time-based restricted stock to our non-employee directors as part of their annual compensation.  Time-based restricted shares of 32,307, 72,021, and 44,123 were granted to members of the Board of Directors during fiscal 2022, 2021, and 2020, respectively.

Restricted share activity during fiscal 2022 was as follows (shares in thousands):

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2021	369	$30.12
Granted	336	46.44
Vested	(127)	32.30
Forfeited	(24)	43.30
Nonvested at May 31, 2022	554	38.95

Expense recognized in Selling, general and administrative expenses for all restricted share programs during fiscal 2022, 2021, and 2020 was $4.4 million, $5.2 million, and $3.4 million, respectively.  As of May 31, 2022 we had $13.2 million of unearned compensation related to restricted shares that will be expensed over a weighted average period of 2.4 years.

6. Income Taxes

The provision for income tax on income from continuing operations includes the following components:

	For the Year Ended
	May 31,
	2022	2021	2020
Current:
Federal	$11.0	$5.2	$1.4
State	2.6	1.2	0.9
Foreign	4.3	3.4	2.8
	17.9	9.8	5.1
Deferred	8.7	8.4	0.5
	$26.6	$18.2	$5.6

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 21.0% for fiscal 2022, 2021 and 2020 to income from continuing operations before provision for income taxes due to the following:

	For the Year Ended
	May 31,
	2022	2021	2020
Provision for income tax at the federal statutory rate	$22.1	$13.5	$6.4
Tax expense (benefits) from stock-based compensation	(2.1)	0.7	(2.1)
State income taxes, net of federal benefit	5.2	2.4	1.1
Change in valuation allowance for state deferred tax assets	—	—	(0.1)
Other	1.4	1.6	0.3
Provision for income tax	$26.6	$18.2	$5.6

Income before provision for income taxes includes the following components:

	For the Year Ended
	May 31,
	2022	2021	2020
Domestic	$77.1	$43.7	$23.6
Foreign	28.0	20.8	6.8
	$105.1	$64.5	$30.4

Our foreign earnings are comprised primarily of the results of our operations in Canada and the United Kingdom.

Deferred tax assets and liabilities result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes.  Our deferred tax assets and liabilities consist of the following components:

	May 31,
	2022	2021
Deferred tax assets:
Operating lease liabilities	$21.0	$20.7
State net operating losses	8.0	6.8
Employee and retirement benefits	7.6	10.4
Allowance for credit losses	—	4.0
Other	1.9	2.6
Total deferred tax assets	38.5	44.5
Deferred tax liabilities:
Tangible and intangible assets	(33.6)	(31.9)
ROU operating lease assets	(22.1)	(21.9)
Other	(2.8)	(0.2)
Total deferred tax liabilities	(58.5)	(54.0)
Net deferred tax liabilities	$(20.0)	$(9.5)

As of May 31, 2022, we have determined that the realization of our deferred tax assets is more likely than not and that a valuation allowance is not required. Our net operating losses have carry forward periods that range from 5 to 20 years.  Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the majority of the deferred tax assets. Our net deferred tax assets are included in Other non-current assets on our Consolidated Balance Sheets.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Income tax receivable was $2.7 million at May 31, 2022 and was included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.  Income tax payable was $0.7 million at May 31, 2021 and was included in Accrued liabilities on the Consolidated Balance Sheet.

Our federal income tax returns for fiscal years 2019 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

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

The following tables provide a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2022 (shares in millions).

	For the Year Ended
	May 31,
	2022	2021	2020
Basic and Diluted EPS:
Income from continuing operations	$78.5	$46.3	$24.8
Less income attributable to participating shares	(0.6)	(0.4)	(0.1)
Income from continuing operations attributable to common stockholders	77.9	45.9	24.7
Income (Loss) from discontinued operations attributable to common stockholders	0.2	(10.5)	(20.4)
Net income attributable to common stockholders for earnings per share	$78.1	$35.4	$4.3

Weighted average common shares outstanding – basic	35.6	35.0	34.8
Additional shares from assumed exercise of stock options	0.4	0.3	0.2
Weighted average common shares outstanding – diluted	36.0	35.3	35.0

Earnings per share – basic:
Earnings from continuing operations	$2.19	$1.31	$0.71
Loss from discontinued operations	0.01	(0.30)	(0.59)
Earnings per share - basic	$2.20	$1.01	$0.12

Earnings per share – diluted:
Earnings from continuing operations	$2.16	$1.30	$0.71
Loss from discontinued operations	0.01	(0.30)	(0.58)
Earnings per share - diluted	$2.17	$1.00	$0.13

At May 31, 2022, 2021 and 2020 respectively, outstanding options to purchase 229,800, 1,054,400 and 669,400 shares of common stock were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the year then ended.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans

Defined Benefit Plans

Prior to January 1, 2000, the pension plan for substantially all domestic salaried and non-union hourly employees (“U.S. Retirement Plan”) had a benefit formula based primarily on years of service and compensation.  Effective January 1, 2000, we converted the U.S. Retirement Plan to a cash balance pension plan with the retirement benefit expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance.  The interest crediting rate under the U.S. Retirement Plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service.  The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2022 was 4.46%. Effective June 1, 2005, the U.S. Retirement Plan was frozen and the annual pay-based credits were discontinued.

Our domestic plans also include a defined benefit pension plan for certain union hourly employees in which benefits are based primarily on a fixed amount per year of service (“Union Plan”). The Union Plan was frozen in fiscal 2018.

Effective May 31, 2022, the Union and U.S. Retirement Plans were merged (collectively, the “Merged U.S. Plan”) and we expect to terminate the Merged U.S. Plan in the next 12-18 months upon the completion of regulatory approvals and anticipated transfer of the Merged U.S. Plan’s obligations and assets to a third-party.

We also have a defined benefit pension plan covering certain employees in the Netherlands (“Netherlands Plan”).  Benefit formulas are generally based on years of service and compensation.  Effective January 1, 2022, the Netherlands Plan was frozen and any benefits subsequent to that date are earned by participants in a multi-employer defined contribution plan with the premiums charged to us determined by the third-party pension fund who administers the multi-employer plan.  Pension expense in fiscal 2022 for this plan was $0.5 million.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The change to our projected benefit obligation and the fair value of our plan assets for our pension plans for the year ended May 31, 2022 was as follows:

	Merged	Other U.S.	Netherlands
	U.S. Plan	Plans	Plan	Total
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$70.9	$4.4	$83.7	$159.0
Service cost	0.3	—	1.2	1.5
Interest cost	2.0	0.1	1.0	3.1
Participant contributions	—	—	0.1	0.1
Net actuarial loss	(7.6)	(0.4)	(17.0)	(25.0)
Benefits and administrative payments	(3.0)	(0.4)	(1.7)	(5.1)
Settlements	(2.5)	—	—	(2.5)
Curtailment	—	—	(2.0)	(2.0)
Foreign currency translation adjustment	—	—	(8.9)	(8.9)
Projected benefit obligation at end of year	$60.1	$3.7	$56.4	$120.2

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$81.3	$—	$77.1	$158.4
Actual return on plan assets	(6.8)	—	(9.9)	(16.7)
Employer contributions	—	0.4	0.1	0.5
Participant contributions	—	—	0.1	0.1
Benefits and administrative payments, including settlements	(5.5)	(0.4)	(1.7)	(7.6)
Foreign currency translation adjustment	—	—	(8.5)	(8.5)
Fair value of plan assets at end of year	$69.0	$—	$57.2	$126.2
Funded status at end of year	$8.9	$(3.7)	$0.8	$6.0
Accumulated other comprehensive loss	$26.2	$0.7	$3.9	$30.9

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The change to our projected benefit obligation and the fair value of our plan assets for our pension plans for the year ended May 31, 2021 was as follows:

	Merged	Other U.S.	Netherlands
	U.S. Plan	Plans	Plan	Total
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$75.4	$4.6	$79.1	$159.1
Service cost	0.3	—	2.2	2.5
Interest cost	2.1	0.1	0.9	3.1
Participant contributions	—	—	0.3	0.3
Net actuarial (gain) loss	(1.9)	0.1	(2.6)	(4.4)
Benefits and administrative payments	(3.0)	(0.4)	(1.4)	(4.8)
Settlements	(2.0)	—	—	(2.0)
Curtailment	—	—	(2.5)	(2.5)
Foreign currency translation adjustment	—	—	7.7	7.7
Projected benefit obligation at end of year	$70.9	$4.4	$83.7	$159.0

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$65.4	$—	$66.4	$131.8
Actual return on plan assets	20.9	—	2.9	23.8
Employer contributions	—	0.4	2.3	2.7
Participant contributions	—	—	0.3	0.3
Benefits and administrative payments, including settlements	(5.0)	(0.4)	(1.4)	(6.8)
Foreign currency translation adjustment	—	—	6.6	6.6
Fair value of plan assets at end of year	$81.3	$—	$77.1	$158.4
Funded status at end of year	$10.4	$(4.4)	$(6.6)	$(0.6)
Accumulated other comprehensive loss	$24.7	$1.3	$11.8	$37.8

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	May 31,
	2022	2021
Other non-current assets	$9.7	$10.4
Accrued liabilities	(0.3)	(0.4)
Other liabilities	(3.4)	(10.6)
Funded status at end of year	$6.0	$(0.6)

The following tables provide the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all pension plans with a projected benefit obligation or accumulated benefit obligation in excess of plan assets:

	May 31,
Projected benefit obligation in excess of plan assets	2022	2021
Projected benefit obligation	$3.7	$88.1
Fair value of plan assets	—	77.1

	May 31,
Accumulated benefit obligation in excess of plan assets	2022	2021
Projected benefit obligation	$3.7	$88.1
Accumulated benefit obligation	3.7	82.1
Fair value of plan assets	—	77.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The accumulated benefit obligation for all pension plans was $116.5 million and $153.0 million at May 31, 2022 and 2021, respectively.

Net Periodic Benefit Cost

Pension expense charged to the Consolidated Statements of Income includes the following components:

	For the Year Ended May 31, 2022
	Merged	Other U.S.	Netherlands
	U.S. Plan	Plans	Plan	Total
Service cost	$0.3	$—	$1.2	$1.5
Interest cost	2.0	0.1	1.0	3.1
Expected return on plan assets	(5.0)	—	(2.5)	(7.5)
Settlements	1.4	—	—	1.4
Recognized net actuarial loss	1.2	0.1	0.2	1.5
	$(0.1)	$0.2	$(0.1)	$—

	For the Year Ended May 31, 2021
	Merged	Other U.S.	Netherlands
	U.S. Plan	Plans	Plan	Total
Service cost	$0.3	$—	$2.2	$2.5
Interest cost	2.1	0.1	0.9	3.1
Expected return on plan assets	(4.8)	—	(1.8)	(6.6)
Settlements	0.9	—	—	0.9
Recognized net actuarial loss	1.5	0.1	0.7	2.3
	$—	$0.2	$2.0	$2.2

	For the Year Ended May 31, 2020
	Merged	Other U.S.	Netherlands
	U.S. Plan	Plans	Plan	Total
Service cost	$0.6	$—	$2.2	$2.8
Interest cost	2.6	0.1	1.1	3.8
Expected return on plan assets	(4.9)	—	(1.9)	(6.8)
Settlements	1.5	—	—	1.5
Recognized net actuarial loss	1.2	0.1	0.7	2.0
	$1.0	$0.2	$2.1	$3.3

The non-service cost components above are classified in Other income (expense), net on the Statements of Income.

Assumptions

The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the weighted-average discount rate assumptions used in the measurement of our projected benefit obligations:

	May 31,
	2022	2021
U.S. plans	2.96%	2.87%
Netherlands plan	2.80	1.20

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

A summary of the weighted-average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended
	May 31,
	2022	2021	2020
Discount rate:
U.S. plans	2.87%	2.83%	3.67%
Netherlands plan	1.20	1.20	1.50

Expected long-term rate on plan assets:
U.S. plans	7.25%	7.25%	7.25%
Netherlands plan	3.30	2.50	2.90

The discount rate was determined by discounting the expected future benefit payments and settlements for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation.

Plan Assets

The assets of U.S pension plans are invested in compliance with the Employee Retirement Income Security Act of 1974.  Prior to the decision to terminate the Merged U.S. Plan, the investment goals were to provide a total return that, over the long term, optimizes the long-term return on plan assets at an acceptable risk, and to maintain a broad diversification across asset classes and among investment managers.  The assets of the U.S. pension plans were invested primarily in equity and fixed income mutual funds, individual common stocks, and fund-of-funds hedge funds.

In conjunction with the decision to terminate the Merged U.S. Plan, our investment policy was amended and the asset allocations was significantly changed and invested primarily in cash and fixed income investments to hedge changes in interest rates and maintain the positive funded status of the Merged U.S. Plan while we complete the necessary steps to terminate the Merged U.S. Plan.

To develop our expected long-term rate of return assumption on Merged U.S. Plan, we use long-term historical return information for our targeted asset mix and current market conditions as of the measurement date.  The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption.

The assets of the Netherlands Plan are invested in funds-of-funds where each fund holds a portfolio of equity and fixed income mutual funds.

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2022:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Fixed income:
Government securities and corporate bond mutual funds	$—	$49.6	$—	$49.6
Funds-of-funds	—	45.9	—	45.9
Insurance annuities	—	—	11.3	11.3
Cash and cash equivalents	14.6	—	—	14.6
	$14.6	$95.5	$11.3	121.4
Other investments measured at net asset value (4)				4.8
Total pension plan assets				$126.2

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2021:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Equity securities:
U.S. mutual funds	$40.3	$—	$—	$40.3
International mutual funds	11.1	—	—	11.1
Fixed income:
Government securities and corporate bond mutual funds	—	13.3	—	13.3
Funds-of-funds	—	61.3	—	61.3
Insurance annuities	—		15.6	15.6
Cash and cash equivalents	0.7	—	—	0.7
	$52.1	$74.6	$15.6	142.3
Other investments measured at net asset value (4)				16.1
Total pension plan assets				$158.4
(1)	Quoted prices in active markets for identical assets that we have the ability to access as of the reporting date.
(2)	Inputs other than quoted prices included within Level 1 that are directly observable for the asset or indirectly observable through corroboration with observable market data.
(3)	Unobservable inputs, such as internally developed pricing models or third party valuations for the asset due to little or no market activity for the asset.
(4)	Other investments measured at net asset value included alternative investments, such as hedge funds, which are valued using the net asset value as a practical expedient.

The following table presents the reconciliation of Level 3 pension assets and other investments measured at net asset value for the fiscal years ended May 31, 2022 and 2021:

	Hedge	Fund-of-	Insurance
	Funds	funds	Annuities	Total
Balance as of May 31, 2020	$4.3	$8.5	$11.7	$24.5
Purchases	—	—	3.9	3.9
Return on plan assets related to assets still held at May 31, 2021	0.8	2.5	—	3.3
Balance as of May 31, 2021	5.1	11.0	15.6	31.7
Sales	—	(11.0)	(4.3)	(15.3)
Return on plan assets related to assets still held at May 31, 2022	(0.3)	—	—	(0.3)
Balance as of May 31, 2022	$4.8	$—	$11.3	$16.1

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

Future Benefit Payments and Funding

The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
						2028 to
	2023	2024	2025	2026	2027	2032
Estimated future pension payments	$6.5	$59.8	$2.5	$2.6	$2.8	$12.8

The estimated payments in fiscal 2024 reflect the projected timing of the planned termination of the Merged U.S. Plan and transfer of its assets and obligations to a third party.

Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. For our Netherlands Plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $0.3 million to our pension plans during fiscal 2023.

Defined Contribution Plans

Our U.S. defined contribution plans are intended to qualify as a 401(k) plans under the Internal Revenue Code.  Employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits and we may make discretionary matching contributions up to 5% of employee compensation.  We modified the contribution structure in fiscal 2020 to eliminate the profit-sharing contribution for future years.  Our contributions vest on a pro-rata basis during the first three years of employment.  We also maintain a non-qualified retirement plan that makes up 401(k) benefits that would otherwise be lost as a result of Internal Revenue Code limits and provides additional employer contributions for certain executives and key employees to supplement the benefits provided by the defined contribution plans.

In response to the impact from COVID-19, we temporarily suspended our matching contributions to the defined contribution plans effective June 1, 2020. Contributions were reinstated effective December 1, 2020. Expense charged to the Consolidated Statements of Income for our matching contributions, including profit-sharing contributions, was $7.3 million in fiscal 2022, $4.0 million in fiscal 2021 and $11.6 million in fiscal 2020 for these plans.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

9.  Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for each of the years in the three-year period ended May 31, 2022 were as follows (all amounts are net of tax):

	Currency
	Translation
	Adjustments	Pension Plans	Total
Balance as of June 1, 2019	$(2.1)	$(38.8)	$(40.9)
Other comprehensive loss before reclassifications	0.1	(5.0)	(4.9)
Amounts reclassified from AOCL	—	1.2	1.2
Total other comprehensive loss	0.1	(3.8)	(3.7)
Balance as of May 31, 2020	(2.0)	(42.6)	(44.6)
Other comprehensive income (loss) before reclassifications	5.9	4.4	10.3
Amounts reclassified from AOCL	—	16.0	16.0
Total other comprehensive income (loss)	5.9	20.4	26.3
Balance as of May 31, 2021	3.9	(22.2)	(18.3)
Other comprehensive income before reclassifications	(6.7)	4.6	(2.1)
Amounts reclassified from AOCL	—	0.8	0.8
Total other comprehensive loss	(6.7)	5.4	(1.3)
Balance as of May 31, 2022	$(2.8)	$(16.8)	$(19.6)

10. Other Non-current Assets

At May 31, 2022 and 2021, other non-current assets consisted of the following:

	May 31,
	2022	2021
Contract assets	$22.5	$21.6
License fees	22.2	25.0
Investments in joint ventures	20.0	18.3
Assets under deferred compensation plan	12.4	12.6
Pension assets	9.8	10.4
Other	10.9	10.9
	$97.8	$98.8

Investments in Aircraft Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management.  We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures.  During fiscal 2022, 2021, and 2020, we were paid $1.1 million, $1.0 million, and $1.6 million, respectively, for such services.

In the fourth quarter of fiscal 2022, we acquired an aircraft and two engines from one of our aircraft joint ventures for $16.8 million, net of $0.2 million in remarketing fees earned on the purchase, and then sold the assets for $17.0 million.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Investment in Indian Joint Venture

Our investments in joint ventures include $11.7 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility.  The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

The investment balance as of May 31, 2022 includes $9.0 million related to the guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt.  The Indian joint venture is accounted for using the equity method.  In addition, each of the partners in the Indian joint venture has a loan to the joint venture proportionate to its equity ownership.  Our loan to the Indian joint venture under this arrangement was $3.2 million as of May 31, 2022.

We account for our share of the earnings or losses of the Indian joint venture with a reporting lag of two months, as the financial statements of the Indian joint venture are not completed on a basis that is sufficient for us to apply the equity method on a current basis.

Our share of the Indian joint venture’s losses for fiscal 2022, 2021, and 2020 were $1.8 million, $0 million, and $0.1 million, respectively.

Investment in Malaysian Joint Venture

In the fourth quarter of fiscal 2020, we made the decision to exit our joint venture which operates a landing gear wheel and brake repair and overhaul facility in Malaysia.  In conjunction with the decision to exit the joint venture, we recognized an impairment charge of $1.9 million reflecting the anticipated net proceeds from our investment. During fiscal 2022, we decided to pursue a shutdown of the joint venture and recognized additional impairment charges and related shutdown costs of $0.7 million.

License Fees

In June 2011, we entered into a ten-year agreement with Unison Industries (“Unison”) to be the exclusive worldwide aftermarket distributor for Unison’s electrical components, sensors, switches and other systems for aircraft and industrial uses.  In June 2020, we entered into an extension and expansion of our agreement with Unison including a new termination date of December 31, 2031, an initial $25.0 million license fee paid in June 2020 to Unison, and annual license fees at a fixed percentage of our net sales of Unison products.  The June 2020 payment of $25.0 million was capitalized and is being amortized on a straight-line basis over the term of the new agreement. As of May 31, 2022, the unamortized balance of the license is $21.3 million.

Split-Dollar Life Insurance Arrangements

We previously entered into split-dollar life insurance agreements to benefit certain former executives and officers.  Under the terms of the arrangements, we made premium payments on the individuals’ behalf and we retained a collateral interest in the policies generally to the extent of the premiums we previously paid.  As of May 31, 2022, our Consolidated Balance Sheet included $5.5 million in Other non-current assets for cumulative premiums paid and expected to be reimbursed upon termination of the policies.

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

Our lease costs are allocated over the remaining lease term on a straight-line basis unless another systematic or rational basis is more representative of the pattern in which the underlying asset is expected to be used. Variable lease costs are expensed in the period in which the obligation for those payments are incurred. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.

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

The summary of our operating lease cost is as follows:

	For the Year Ended May 31,
	2022	2021	2020
Operating lease cost	$20.8	$16.4	$18.4
Short-term lease cost	2.2	1.7	5.3
Variable lease cost	9.2	3.5	7.4
	$32.2	$21.6	$31.1

With the exception of a land lease for one of our airframe maintenance facilities that expires in 2108, our operating leases expire at various dates through 2034.  Maturities of our operating lease payments as of May 31, 2022 are as follows:

2023	$13.6
2024	12.4
2025	11.0
2026	9.2
2027	8.5
Thereafter	25.5
Total undiscounted payments	80.2
Less: Imputed interest	(11.7)
Present value of minimum lease payments	68.5
Less: Operating lease liabilities – current	(11.1)
Operating lease liabilities – non-current	$57.4

The current portion of operating lease liabilities are presented within Accrued liabilities on our Consolidated Balance Sheets.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Excluding leases related to our discontinued operations, our weighted-average remaining lease term and weighted-average discount rate are as follows:

	May 31,
	2022	2021
Remaining lease term	7.6 years	8.5 years
Discount rate	3.7%	3.8%

Supplemental cash flow information related to leases was as follows:

	For the Year Ended May 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$14.1	$15.3	$16.5
Operating lease liabilities arising from obtaining ROU assets	9.5	5.2	13.0

12. Commitments

We enter into purchase obligations, which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $406.6 million in 2023, $79.3 million in 2024, $17.7 million in 2025, $0.9 in 2026 and $0.7 million in 2027.

We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2022 was approximately $23.0 million which includes $12.9 million related to a guarantee of 40% of the outstanding debt of our Indian joint venture. We have recognized a current liability of $9.0 million based on the fair value of our guarantee obligation.

13. Government Subsidies

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic.  The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with the first half, or $6.2 million, paid in December 2021 and the other half to be paid by December 31, 2022. As of May 31, 2022, we have deferred payroll taxes of $6.2 million which are included in Accrued Liabilities on our Consolidated Balance Sheet.

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

The remaining funding of $8.7 million was a low interest 10-year senior unsecured promissory note (“Promissory Note”) which included interest at a rate per annum equal to the sum of (i) 1.0% for the first five years, and the applicable secured overnight financing rate plus 2.0% in years six through ten plus (ii) in kind interest of 3.0% for the first five years and increasing by 1.0% each year over the remaining term.  The Promissory Note was pre-payable at par at any time and we re-paid the Promissory Note in full during the fourth quarter of fiscal 2021. The restrictions previously applicable to us relating to dividends, stock repurchases, employee compensation, and certain workforce actions have lapsed.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Other countries have enacted legislation similar to the CARES Act to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees. In fiscal 2022 and 2021, our foreign subsidiaries recognized subsidies of $4.9 million and $7.9 million, respectively, from foreign governments which have been deducted from the related expenses on our Consolidated Statements of Income.

14.  Sale of Composites Business

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

In conjunction with the August 2020 sale, we retained a performance guarantee to a customer of the Composites business under an existing contract providing flap track fairings on the A220 aircraft (“A220 Contract”).  The term of the A220 Contract and our performance guarantee extend for the duration that A220 aircraft are in service and the customer continues to maintain support for the A220 aircraft.  The performance guarantee does not contain a financial cap.

In March 2022, the buyer of the Composites business filed for bankruptcy and moved to have the bankruptcy court reject the A220 Contract.  The buyer’s customer also notified us that they believe the buyer has failed to timely deliver products in accordance with the terms of the A220 Contract and that they have incurred losses, and will incur additional losses, related to the non-compliance that are covered by our performance guarantee.  The losses claimed include delay damages, incremental labor costs, legal expenses, and other related costs.

While we believe that we have numerous defenses available against this claim that we will vigorously pursue, it is reasonably possible that we will incur a loss from the performance guarantee.  Due to the preliminary nature of the claim we are unable, however, to estimate a range of loss on the performance guarantee.  There can be no assurance that the performance guarantee will not have a material adverse effect on our operations, financial position and cash flows.

15. Business Segment Information

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

Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2022	2021	2020

Net sales:
Aviation Services	$1,745.8	$1,553.7	$1,964.2
Expeditionary Services	74.2	98.6	107.8
	$1,820.0	$1,652.3	$2,072.0

	For the Year Ended May 31,
	2022	2021	2020
Gross profit:
Aviation Services	$297.5	$263.2	$267.3
Expeditionary Services	15.7	12.7	1.9
	$313.2	$275.9	$269.2

	May 31,
	2022	2021
Total assets:
Aviation Services	$1,367.3	$1,357.2
Expeditionary Services	74.8	73.0
Corporate and discontinued operations	131.8	109.5
	$1,573.9	$1,539.7

	For the Year Ended May 31,
	2022	2021	2020
Capital expenditures:
Aviation Services	$16.2	$8.1	$16.9
Expeditionary Services	1.0	3.1	5.4
Corporate	0.1	0.1	1.3
	$17.3	$11.3	$23.6

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	For the Year Ended May 31,
	2022	2021	2020
Depreciation and amortization:[1]
Aviation Services	$31.2	$33.7	$39.2
Expeditionary Services	1.6	2.3	3.7
Corporate	8.5	9.5	8.1
	$41.3	$45.5	$51.0
1	Includes amortization of stock-based compensation.

Reconciliations of our segment gross profit to income from continuing operations before provision for income taxes is as follows:

	For the Year Ended May 31,
	2022	2021	2020

Segment gross profit	$313.2	$275.9	$269.2
Provision for credit losses	(1.2)	(8.5)	(5.4)
Selling, general and administrative	(202.2)	(182.4)	(220.6)
Earnings (Loss) from joint ventures	(2.9)	0.2	(1.9)
Losses related to sale and exit of business	(1.7)	(20.2)	—
Other income (expenses), net	2.2	4.3	(2.1)
Interest expense	(2.4)	(5.0)	(9.3)
Interest income	0.1	0.2	0.5
Income from continuing operations before provision for income taxes	$105.1	$64.5	$30.4

The U.S. Department of Defense, U.S. Department of State, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years.  Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2022	2021	2020
Aviation Services	$557.4	$657.0	$588.7
Expeditionary Services	62.6	81.8	79.5
	$620.0	$738.8	$668.2
Percentage of total sales	34.1%	44.7%	32.2%

Sales across the major customer markets for each of our operating segments were as follows:

	For the Year Ended May 31,
	2022	2021	2020
Aviation Services:
Commercial	$1,081.6	$793.9	$1,268.9
Government and defense	664.2	759.8	695.3
	$1,745.8	$1,553.7	$1,964.2
Expeditionary Services:
Commercial	$2.2	$12.5	$24.3
Government and defense	72.0	86.1	83.5
	$74.2	$98.6	$107.8

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Sales by type of product/service was as follows:

	For the Year Ended May 31,
	2022	2021	2020
Aviation supply chain	$1,275.1	$1,172.7	$1,434.3
Maintenance, repair and overhaul services	470.7	381.0	529.9
Mobility products	74.2	98.6	107.8
	$1,820.0	$1,652.3	$2,072.0

Geographic Data

Sales by geographic region for the fiscal years ended May 31, 2022, 2021 and 2020 were as follows:

	For the Year Ended May 31,
	2022	2021	2020
Aviation Services:
North America	$1,346.2	$1,255.7	$1,505.6
Europe/Africa	223.7	207.5	330.8
Other	175.9	90.5	127.8
	$1,745.8	$1,553.7	$1,964.2
Expeditionary Services:
North America	$74.0	$95.9	$98.4
Europe/Africa	0.2	2.6	9.0
Other	—	0.1	0.4
	$74.2	$98.6	$107.8

	May 31,
	2022	2021
Long-lived assets:
United States	$400.4	$419.1
Europe	74.3	83.1
Other	92.0	100.5
	$566.7	$602.7

Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries) were approximately $484.5 million (26.6% of sales), $370.5 million (22.4% of sales) and $591.8 million (28.6% of sales) in fiscal 2022, 2021 and 2020, respectively.

16.  Legal Proceedings and Other Matters

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

We recognized charges of $11.0 million in discontinued operations in fiscal 2021 related to this agreement and related matters with payment for the entire matter made in the first quarter of fiscal 2022.

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

Russian Bankruptcy Litigation

During calendar years 2016 and 2017, certain of the Company’s subsidiaries purchased four engines from VIM-AVIA Airlines, LLC (“VIM-AVIA”), a company organized in Russia.  Subsequent to the purchase of the engines, VIM-AVIA declared bankruptcy in Russian courts, and shortly thereafter the receiver of the VIM-AVIA bankruptcy estate and one of the major creditors of VIM-AVIA filed a claw-back action against our subsidiaries alleging that the contracts entered into with VIM-AVIA in the 2016-2017 timeframe are invalid.  The clawback action alleges that our subsidiaries owe the VIM-AVIA bankruptcy estate approximately $13 million, the alleged fair market value of the four engines at the time of sale.

The Company strongly disputes all claims asserted in the clawback action, believes it has meritorious defenses, and is vigorously defending itself in the Russian court system.  However, with the developments in the Russia/Ukraine conflict, the U.S. and its North Atlantic Treaty Organization allies imposed a range of sanctions and export controls in late February on Russian entities and individuals.  These sanctions and export controls have resulted in heightened tensions between the United States and Russia and a hostile business and legal environment for foreign companies in Russia.  As a result, we now believe that a loss related to this matter is reasonably possible, rather than remote, although we are not able to estimate of the range of possible losses at this time.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of May 31, 2022.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2022, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 31, 2022 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2022.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting.  That report appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AAR CORP.:

Opinion on Internal Control Over Financial Reporting

We have audited AAR CORP.’s and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated July 21, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
July 21, 2022

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption “Information about Our Director Nominees and Our Continuing Directors” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

The information required by this item regarding the Executive Officers of the Company appears under the caption “Supplemental Item:  Information about our Executive Officers” following Part I, Item 1 above.

The information required by this item regarding the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an “audit committee financial expert” is incorporated by reference to the information contained under the caption “The Board’s Role and Responsibilities – Role and Responsibilities of the Board Committees” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

The information required by this item regarding our Code of Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption “Board Practices and Policies – Code of Conduct” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.  The information regarding these procedures is incorporated by reference to the information contained under the caption “Director Nominations and Qualifications” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions ‘‘Executive Compensation” and ‘‘Director Compensation” of our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption “Stock Ownership Information” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information contained under the captions “Director Independence” and “Board Practices and Policies – Related Person Transaction Policy” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

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

		4.4

Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010)

	Index		Exhibits

4.5

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

AAR CORP. Directors’ Retirement Plan, dated April 14, 1992 (incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992), amended May 26, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000) and April 10, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001)

10.2*

AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective July 13, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020)

10.3*

AAR CORP. Nonemployee Directors’ Deferred Compensation Plan, as Amended and Restated effective July 10, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019)

		10.4*	Form of Fiscal 2023 Director Restricted Stock Agreement (filed herewith)

		10.5*	Form of Split Dollar Insurance Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006)

		10.6*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008)

		10.7*	Form of Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012)

		10.8*	AAR CORP. 2013 Stock Plan (as Amended and Restated Effective July 13, 2020) (incorporated by reference to Appendix C to the Registrant’s Proxy Statement dated August 28, 2020)

		10.9*	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020)

Index		Exhibits

10.10

Credit Agreement dated April 12, 2011 among AAR CORP., Bank of America National Association, as administrative agent, and the various financial institutions party thereto, as amended on September 25, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 27, 2019)

10.11

Purchase Agreement dated February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2018)

10.12

First Amendment to Purchase Agreement dated as of May 22, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

10.13

Second Amendment to Purchase Agreement dated as of October 25, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020)

10.14

Third Amendment to Purchase Agreement dated as of October 7, 2020 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020)

10.15

Amendment dated December 23, 2021 to Purchase Agreement dated as of February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2022)

10.16*

Post-Retirement Agreement dated May 24, 2018 between AAR CORP. and David P. Storch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 25, 2018), as amended May 31, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2019), as amended July 11, 2019 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019), and as amended July 13, 2021 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021))

10.17*

Amended and Restated Employment Agreement dated as of May 24, 2018 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

	Index		Exhibits

10.18*

First Amendment to the Amended and Restated Employment Agreement dated as of July 30, 2020 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020)

		10.19*	Form of AAR CORP. Fiscal 2022 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2021)

10.20*

Form of AAR CORP. Fiscal 2022 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2021)

		10.21*	Form of AAR CORP. Fiscal 2022 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2021)

10.22*

Form of AAR CORP. Fiscal 2022 Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2021)

		10.23*	Form of Fiscal 2022 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021)

10.24

Payroll Support Agreement dated July 30, 2020 by and between AAR Aircraft Services, Inc., Aviation Maintenance Staffing, Inc., AAR Landing Gear LLC, and the United States Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2020)

		10.25*	Deferred Cash Award Agreement dated July 13, 2021 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2021)

		10.26*	Form of AAR CORP. Fiscal 2022 Special Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2022)

		10.27*	Form of AAR CORP. Fiscal 2022 Special Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 25, 2022)

21.	Subsidiaries of the	21.1	Subsidiaries of AAR CORP. (filed herewith)
Registrant

23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.		31.1	Section 302 Certification dated July 21, 2022 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith)

		31.2	Section 302 Certification dated July 21, 2022 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith)

	Index		Exhibits

32.		32.1	Section 906 Certification dated July 21, 2022 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith)

		32.2	Section 906 Certification dated July 21, 2022 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith)

101.		101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2022 and 2021, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2022, 2021, and 2020, (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2022, 2021, and 2020, (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2022 and (vi) Notes to Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date: July 21, 2022	BY:	/s/ JOHN M. HOLMES
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
July 21, 2022
/s/ JAMES E. GOODWIN	Director
James E. Goodwin

/s/ ROBERT F. LEDUC	Director
Robert F. Leduc

/s/ ELLEN M. LORD	Director
Ellen M. Lord

/s/ DUNCAN J. MCNABB	Director
Duncan J. McNabb

/s/ PETER PACE	Director
Peter Pace

/s/ JENNIFER L. VOGEL	Director
Jennifer L. Vogel

/s/ MARC J. WALFISH	Director
Marc J. Walfish