Form 10-Q
period 2022-08-31
AAR CORP
filed 2022-09-22
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2022

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 1-6263

AAR CORP.

(Exact name of registrant as specified in its charter)

Delaware	36-2334820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One AAR Place, 1100 N. Wood Dale Road Wood Dale, Illinois	60191
(Address of principal executive offices)	(Zip Code)

(630) 227-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 31, 2022 there were 35,083,089 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2022

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2022 and May 31, 2022

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2022	2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$44.3	$53.5
Restricted cash	4.1	5.4
Accounts receivable, less allowances of $17.5 and $17.9, respectively	220.8	214.0
Contract assets	87.5	73.6
Inventories	575.8	550.5
Rotable assets and equipment on or available for short-term lease	52.8	53.6
Assets of discontinued operations	16.1	16.2
Prepaid expenses and other current assets	33.8	40.4
Total current assets	1,035.2	1,007.2

Property, plant, and equipment, net of accumulated depreciation of $259.7 and $258.3 respectively	111.4	109.6

Other assets:
Goodwill and intangible assets, net	117.6	119.7
Operating lease right-of-use assets, net	69.9	73.0
Rotable assets supporting long-term programs	167.7	166.6
Other non-current assets	97.1	97.8
	452.3	457.1
	$1,598.9	$1,573.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2022 and May 31, 2022

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2022	2022
	(Unaudited)
Current liabilities:
Accounts payable	$194.5	$156.4
Accrued liabilities	147.2	174.6
Liabilities of discontinued operations	16.2	17.2
Total current liabilities	357.9	348.2

Long-term debt	114.1	98.9
Operating lease liabilities	54.3	57.4
Deferred tax liabilities	20.1	20.0
Other liabilities	16.0	14.9
	204.5	191.2

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	476.8	477.5
Retained earnings	843.1	820.4
Treasury stock, 10,217,697 and 9,909,702 shares at cost, respectively	(306.0)	(289.1)
Accumulated other comprehensive loss	(22.7)	(19.6)
Total equity	1,036.5	1,034.5
	$1,598.9	$1,573.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2022 and 2021

(Unaudited)

(In millions, except share data)

	Three Months Ended
	August 31,
	2022	2021
Sales:
Sales from products	$265.2	$262.1
Sales from services	181.1	193.0
	446.3	455.1
Cost and operating expenses:
Cost of products	214.0	217.6
Cost of services	150.4	172.9
Selling, general, and administrative	50.1	49.3
	414.5	439.8
Loss from joint ventures	(0.6)	(0.2)
Operating income	31.2	15.1
Other income, net	0.2	0.7
Interest expense	(1.1)	(0.7)
Interest income	0.1	—
Income from continuing operations before provision for income taxes	30.4	15.1
Provision for income taxes	8.1	3.9
Income from continuing operations	22.3	11.2
Income from discontinued operations, net of tax	0.4	0.3
Net income	$22.7	$11.5

Earnings per share – basic:
Earnings from continuing operations	$0.63	$0.32
Earnings from discontinued operations	0.01	0.01
Earnings per share – basic	$0.64	$0.33

Earnings per share – diluted:
Earnings from continuing operations	$0.62	$0.31
Earnings from discontinued operations	0.01	0.01
Earnings per share – diluted	$0.63	$0.32

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2022 and 2021

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2022	2021
Net income	$22.7	$11.5
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(3.3)	(0.6)
Pension and other post-retirement plans, net of tax	0.2	0.3
Other comprehensive loss, net of tax	(3.1)	(0.3)
Comprehensive income	$19.6	$11.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2022 and 2021

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2022	2021
Cash flows provided from operating activities:
Net income	$22.7	$11.5
Less: Income from discontinued operations	(0.4)	(0.3)
Income from continuing operations	22.3	11.2
Adjustments to reconcile income from continuing operations to net cash provided from operating activities:
Depreciation and intangible amortization	6.8	8.9
Stock-based compensation	4.1	3.1
Loss from joint ventures	0.6	0.2
Impairment charges	—	2.3
Changes in certain assets and liabilities:
Accounts receivable	(7.7)	(14.5)
Contract assets	(14.2)	(2.8)
Inventories	(26.0)	14.4
Prepaid expenses and other current assets	6.6	(4.9)
Rotable assets supporting long-term programs	(3.1)	0.9
Accounts payable	38.4	17.3
Accrued and other liabilities	(27.2)	(14.4)
Deferred revenue on long-term programs	6.5	(2.0)
Other	(0.1)	(2.2)
Net cash provided from operating activities - continuing operations	7.0	17.5
Net cash used in operating activities - discontinued operations	(0.2)	(14.6)
Net cash provided from operating activities	6.8	2.9
Cash flows used in investing activities:
Property, plant, and equipment expenditures	(6.7)	(2.2)
Other	(4.0)	(2.7)
Net cash used in investing activities – continuing operations	(10.7)	(4.9)
Cash flows used in financing activities:
Short-term borrowings (repayments) on Revolving Credit Facility, net	15.0	(5.0)
Purchase of treasury stock	(21.9)	—
Stock compensation activity	0.4	(0.5)
Net cash used in financing activities – continuing operations	(6.5)	(5.5)
Effect of exchange rate changes on cash	(0.1)	(0.1)
Decrease in cash and cash equivalents	(10.5)	(7.6)
Cash, cash equivalents, and restricted cash at beginning of period	58.9	60.2
Cash, cash equivalents, and restricted cash at end of period	$48.4	$52.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2022 and 2021

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2022	$45.3	$477.5	$820.4	$(289.1)	$(19.6)	$1,034.5
Net income	—	—	22.7	—	—	22.7
Stock option activity	—	1.0	—	1.5	—	2.5
Restricted stock activity	—	(1.7)	—	3.5	—	1.8
Repurchase of shares	—	—	—	(21.9)	—	(21.9)
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	(3.1)
Balance,August 31, 2022	$45.3	$476.8	$843.1	$(306.0)	$(22.7)	$1,036.5

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2021	$45.3	$479.8	$741.7	$(274.1)	$(18.3)	$974.4
Net income	—	—	11.5	—	—	11.5
Stock option activity	—	1.1	—	0.2	—	1.3
Restricted stock activity	—	(1.0)	—	2.3	—	1.3
Other comprehensive loss, net of tax	—	—	—	—	(0.3)	(0.3)
Balance, August 31, 2021	$45.3	$479.9	$753.2	$(271.6)	$(18.6)	$988.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2022

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of May 31, 2022 has been derived from audited financial statements. To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of August 31, 2022, the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended August 31, 2022 and 2021, the Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2022 and 2021, and the Condensed Consolidated Statement of Changes in Equity for the three-month periods ended August 31, 2022 and 2021. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

August 31, 2022

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

In the ordinary course of business, agencies of the U.S. and other governments audit our claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (“DCAA”), routinely audit our claimed indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulations. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. As of August 31, 2022, our Condensed Consolidated Balance Sheet included $2.6 million of reserves for estimated adjustments to claimed indirect costs.

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

We have elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Condensed Consolidated Statements of Income and are not considered a performance obligation to our customers. Our reported sales on our Condensed Consolidated Statements of Income are net of any sales or related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

For the three-month period ended August 31, 2022, we recognized a favorable cumulative catch-up adjustment of $2.9 million. For the three-month period ended August 31, 2021, we recognized an unfavorable cumulative catch-up adjustment of $1.0 million.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Net contract assets and liabilities are as follows:

	August 31,	May 31,
	2022	2022	Change
Contract assets – current	$87.5	$73.6	$13.9
Contract assets – non-current	17.5	22.5	(5.0)
Contract liabilities:
Deferred revenue – current	(21.9)	(20.5)	(1.4)
Deferred revenue on long-term contracts	(11.6)	(10.1)	(1.5)
Net contract assets	$71.5	$65.5	$6.0

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

One of our power-by-the-hour (“PBH”) customers notified us in June 2021 that the customer would terminate its contract with us earlier than we originally anticipated. In conjunction with the early termination, we recognized a charge of $5.2 million in the three-month period ended August 31, 2021, which included a reduction in contract assets and revenue of $1.0 million and the establishment of loss reserves of $4.2 million. We also evaluated future cash flows related to the rotable assets supporting the fleet type used by this customer and recognized asset impairment charges of $2.3 million in the three-month period ended August 31, 2021.

To support our PBH customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services. The agreement included certain minimum repair volume guarantees, which we have not met due to the impact of COVID-19 on commercial passenger aircraft flight hours. During fiscal 2021, we recognized a $4.5 million charge to reflect our estimated obligation over the remainder of the agreement for not achieving the minimum volume guarantees. During the three-month period ended August 31, 2021, we recognized a $1.7 million charge to increase the obligation reflecting the revised estimated shortfall on the minimum volume guarantee. As of August 31, 2022, our Condensed Consolidated Balance Sheet included remaining loss reserves of $3.1 million with $2.3 million classified as current in Accrued liabilities and $0.8 million classified as long-term in Other liabilities.

Changes in our deferred revenue were as follows for the three-month periods ended August 31, 2022 and 2021:

	Three Months Ended
	August 31,
	2022	2021
Deferred revenue at beginning of period	$(30.6)	$(31.3)
Revenue deferred	(57.5)	(50.1)
Revenue recognized	53.5	46.4
Other	1.1	2.0
Deferred revenue at end of period	$(33.5)	$(33.0)

Remaining Performance Obligations

As of August 31, 2022, we had approximately $820 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months with approximately 35% of the remainder recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs and/or repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Sales across the major customer markets for each of our reportable segments for the three-month periods ended August 31, 2022 and 2021 were as follows:

	Three Months Ended
	August 31,
	2022	2021
Aviation Services:
Commercial	$292.1	$267.2
Government and defense	131.9	168.4
	$424.0	$435.6
Expeditionary Services:
Commercial	$1.5	$0.1
Government and defense	20.8	19.4
	$22.3	$19.5

Sales by geographic region for the three-month periods ended August 31, 2022 and 2021 were as follows:

	Three Months Ended
	August 31,
	2022	2021
Aviation Services:
North America	$323.3	$347.6
Europe/Africa	62.4	62.0
Other	38.3	26.0
	$424.0	$435.6
Expeditionary Services:
North America	$21.9	$19.3
Europe/Africa	0.4	0.2
	$22.3	$19.5

Note 4 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	August 31,	May 31,
	2022	2022
U.S. Government contracts:
Trade receivables	$24.1	$31.6
Unbilled receivables	15.2	25.9
	39.3	57.5
All other customers:
Trade receivables	148.0	136.8
Unbilled receivables	33.5	19.7
	181.5	156.5
	$220.8	$214.0

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 – Accounting for Stock-Based Compensation

Restricted Stock

In the three-month period ended August 31, 2022, as part of our annual long-term stock incentive compensation, we granted 74,660 shares of performance-based restricted stock and 93,450 shares of time-based restricted stock to eligible employees. The grant date fair value per share for these shares was $41.88 (the closing price per share of our common stock on the grant date). We also granted 28,314 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $48.56 (the closing price per share of our common stock on the grant date).

Expense charged to operations for restricted stock during each of the three-month periods ended August 31, 2022 and 2021 was $3.0 million and $1.9 million, respectively.

Stock Options

In July 2022, as part of our annual long-term stock incentive compensation, we granted 221,900 stock options to eligible employees at an exercise price per share of $41.88 and grant date fair value per share of $17.61. The fair value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.1%
Expected volatility of common stock	42.2%
Dividend yield	0.0%
Expected option term in years	5.2

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2022 and 2021 was $0.9 million and $0.1 million, respectively. Expense charged to operations for stock options during the three-month periods ended August 31, 2022 and 2021 was $1.1 million and $1.2 million, respectively.

Note 6 – Inventories

The summary of inventories is as follows:

	August 31,	May 31,
	2022	2022
Aircraft and engine parts, components and finished goods	$496.2	$465.9
Raw materials and parts	54.6	62.2
Work-in-process	25.0	22.4
	$575.8	$550.5

Note 7 – Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2022	2021
Interest paid	$0.8	$0.3
Income taxes paid	4.1	5.3
Income tax refunds received	0.2	0.2

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

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

During the three-month periods ended August 31, 2022 and 2021, we sold $43.4 million and $87.5 million, respectively, of receivables under the Purchase Agreement and remitted $43.5 million and $95.9 million, respectively, to the Purchaser on their behalf. As of August 31, 2022 and May 31, 2022, we had collected cash of $4.1 million and $5.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other income, net on our Condensed Consolidated Statements of Income. We incurred discounts on the sale of our receivables of $0.1 million and $0.1 million during the three-month periods ended August 31, 2022 and 2021, respectively.

Note 9 – Government Subsidies

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with the first half, or $6.2 million, paid in December 2021 and the other half to be paid by December 31, 2022. As of August 31, 2022, we have deferred payroll taxes of $6.2 million which are included in Accrued liabilities on our Condensed Consolidated Balance Sheet.

Other countries have enacted legislation similar to the CARES Act to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees. During the three-month periods ended August 31, 2022 and 2021, respectively, our foreign subsidiaries recognized employment subsidies of $0.7 million and $0.3 million from foreign governments which have been deducted from the related expenses on our Condensed Consolidated Statements of Income.

Note 10 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2022	2022
Revolving Credit Facility expiring September 25, 2024 with interest payable monthly	$115.0	$100.0
Debt issuance costs, net	(0.9)	(1.1)
Long-term debt	$114.1	$98.9

At August 31, 2022, our debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2022

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

Borrowings outstanding under the Revolving Credit Facility at August 31, 2022 were $115.0 million and there were approximately $11.3 million of outstanding letters of credit, which reduced the availability of this facility to $473.7 million.

Our financing arrangements also require us to comply with leverage and interest coverage ratios, maintain a minimum net working capital level, and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, payment of indebtedness, cash dividends, taxes and other obligations, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. The Revolving Credit Facility also requires our significant domestic subsidiaries, and any subsidiaries that guarantee our other indebtedness, to provide a guarantee of payment under the Revolving Credit Facility. At August 31, 2022, we were in compliance with the financial and other covenants in our financing agreements.

Note 11 – Other Non-current Assets

Investment in Indian Joint Venture

As of August 31, 2022, our investments in joint ventures include $11.3 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

The investment balance as of August 31, 2022 includes $8.8 million related to a guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt. In addition, each of the partners in the Indian joint venture has a loan to the joint venture proportionate to its equity ownership. Our loan to the Indian joint venture under this arrangement was $3.2 million as of August 31, 2022.

We account for our share of the earnings or losses of the Indian joint venture using the equity method with a reporting lag of two months, as the financial statements of the Indian joint venture are not completed on a basis that is sufficient for us to apply the equity method on a current basis. Our share of the Indian joint venture’s losses for the three-month periods ended August 31, 2022 and 2021 were $0.2 million and $0 million, respectively.

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

August 31, 2022

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

A reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2022 and 2021 is as follows:

	Three Months Ended
	August 31,
	2022	2021
Basic and Diluted EPS:
Income from continuing operations	$22.3	$11.2
Less income attributable to participating shares	(0.3)	(0.1)
Income from continuing operations attributable to common shareholders	22.0	11.1
Income from discontinued operations attributable to common shareholders	0.4	0.3
Net income attributable to common shareholders for earnings per share	22.4	$11.4

Weighted Average Shares:
Weighted average common shares outstanding–basic	34.9	35.1
Additional shares from assumed exercise of stock options	0.5	0.6
Weighted average common shares outstanding–diluted	35.4	35.7

Earnings per share – basic:
Earnings from continuing operations	$0.63	$0.32
Income from discontinued operations	0.01	0.01
Earnings per share – basic	$0.64	$0.33

Earnings per share – diluted:
Earnings from continuing operations	$0.62	$0.31
Income from discontinued operations	0.01	0.01
Earnings per share – diluted	$0.63	$0.32

The potential dilutive effect of 230,000 and 793,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month periods ended August 31, 2022 and 2021, respectively, as the shares would have been anti-dilutive.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended August 31, 2022 and 2021 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2022	$(2.8)	$(16.8)	$(19.6)
Other comprehensive income before reclassifications	(3.3)	—	(3.3)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(3.3)	0.2	(3.1)
Balance at August 31, 2022	$(6.1)	$(16.6)	$(22.7)

Balance at June 1, 2021	$3.9	$(22.2)	$(18.3)
Other comprehensive loss before reclassifications	(0.6)	—	(0.6)
Amounts reclassified from AOCL	—	0.3	0.3
Total other comprehensive income (loss)	(0.6)	0.3	(0.3)
Balance at August 31, 2021	$3.3	$(21.9)	$(18.6)

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our annual Report on Form 10-K for the year ended May 31, 2022.

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

August 31, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Selected financial information for each segment is as follows:

	Three Months Ended
	August 31,
	2022	2021
Net sales:
Aviation Services	$424.0	$435.6
Expeditionary Services	22.3	19.5
	$446.3	$455.1

	Three Months Ended
	August 31,
	2022	2021
Gross profit:
Aviation Services	$78.0	$60.9
Expeditionary Services	3.9	3.7
	$81.9	$64.6

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended
	August 31,
	2022	2021
Segment gross profit	$81.9	$64.6
Selling, general, and administrative	(50.1)	(49.3)
Loss from joint ventures	(0.6)	(0.2)
Other income, net	0.2	0.7
Interest expense	(1.1)	(0.7)
Interest income	0.1	—
Income from continuing operations before provision for income taxes	$30.4	$15.1

Note 15 – Legal Proceedings

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

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

The Company strongly disputes all claims asserted in the clawback action, believes it has meritorious defenses, and is vigorously defending itself in the Russian court system. However, with the developments in the Russia/Ukraine conflict, the U.S. and its North Atlantic Treaty Organization allies imposed a range of sanctions and export controls in February 2022 on Russian entities and individuals. These sanctions and export controls have resulted in heightened tensions between the United States and Russia and a hostile business and legal environment for foreign companies in Russia. As a result, we now believe that a loss related to this matter is reasonably possible, rather than remote, although we are not able to estimate of the range of possible losses at this time.

Performance Guarantee

In conjunction with the fiscal 2021 sale of our Composites business, we retained a performance guarantee to a customer of the Composites business under an existing contract providing flap track fairings on the A220 aircraft (“A220 Contract”). The term of the A220 Contract and our performance guarantee extend for the duration that A220 aircraft are in service and the customer continues to maintain support for the A220 aircraft. The performance guarantee does not contain a financial cap.

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

The Aviation Services segment consists of aftermarket support and services offerings that provide spare parts and maintenance support for aircraft operated by our commercial and government/defense customers. Sales in the Aviation Services segment are derived from the sale and lease of a wide variety of new, overhauled and repaired engine and airframe parts and components to the commercial aviation and government and defense markets. We provide customized inventory supply chain management, performance-based logistics programs, customer fleet management and operations, and aircraft component repair management services. The segment also includes repair, maintenance and overhaul of aircraft, landing gear and components. Cost of sales consists principally of the cost of materials, direct labor, and overhead.

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

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2022.

Business Trends and Outlook

Consolidated sales for the first quarter of fiscal 2023 decreased $8.8 million or 1.9% from the prior year quarter primarily due to a decrease in sales of $11.6 million or 2.7% in our Aviation Services segment. Consolidated sales to commercial customers increased $26.3 million or 9.8% over the prior year quarter due to the continuing recovery in commercial passenger air traffic from the impact of COVID-19. Our consolidated sales to government customers decreased $35.1 million or 18.7% primarily due to the completion of certain government programs, including Afghanistan contracts.

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

As we continue to experience recovery and growth in our operations, our long-term strategy continues to emphasize investing in the business and capitalizing on opportunities in those markets. Our long-term strategy also emphasizes the return of capital to shareholders. In December 2021, our Board of Directors authorized a renewal of our stock repurchase program. The authorization has no expiration date and permits the Company to repurchase up to $150 million of our common stock. We were able to return capital to shareholders through common stock repurchases under this program of $64.3 million to date and expect to fully utilize the authorization by the end of calendar 2023.

Results of Operations

Three-Month Periods Ended August 31, 2022 and 2021

Sales and gross profit for our two business segments for the three-months ended August 31, 2022 and 2021 were as follows:

	Three Months Ended August 31,
	2022	2021	% Change
Sales:
Aviation Services:
Commercial	$292.1	$267.2	9.3%
Government and defense	131.9	168.4	(21.7)%
	$424.0	$435.6	(2.7)%
Expeditionary Services:
Commercial	$1.5	$0.1	nm
Government and defense	20.8	19.4	7.2%
	$22.3	$19.5	14.4%

	Three Months Ended August 31,
	2022	2021	% Change
Gross Profit:
Aviation Services:
Commercial	$53.5	$30.5	75.4%
Government and defense	24.5	30.4	(19.4)%
	$78.0	$60.9	28.1%
Expeditionary Services:
Commercial	$—	$—	n/a
Government and defense	3.9	3.7	5.4%
	$3.9	$3.7	5.4%

nm – Percentage change is not meaningful.

Aviation Services Segment

Sales in the Aviation Services segment decreased $11.6 million or 2.7%, from the prior year period primarily due to a $36.5 million, or 21.7% decrease in sales to government and defense customers. The decrease in sales to government and defense customers was primarily due to the natural completion of certain government programs.

During the first quarter of fiscal 2023, sales in this segment to commercial customers increased $24.9 million or 9.3%, over the prior year period. The increase in sales to commercial customers was primarily attributable to increased sales of $19.1 million in our new parts distribution activities and $16.1 million in our MRO activities as commercial passenger air traffic continues to recover from the impact of COVID-19. These increases were partially offset by a decrease of $13.9 million in whole asset sales in our aftermarket parts trading activities.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the first quarter of fiscal 2023, we had a favorable cumulative catch-up adjustment of $2.9 million. In the first quarter of fiscal 2022, we had an unfavorable cumulative catch-up adjustment of $1.0 million. These adjustments primarily relate to our long-term, power-by-the-hour (“PBH”) programs where we provide component inventory management and repair services as well as certain long-term government programs.

Cost of sales in Aviation Services decreased $28.7 million, or 7.7%, from the prior year period. Cost of sales in the first quarter of fiscal 2022 included contract termination and asset impairment charges of $6.5 million related to an early termination of one of our PBH customer contracts.

Gross profit in the Aviation Services segment increased $17.1 million, or 28.1%, over the prior year period. Gross profit on sales to commercial customers increased $23.0 million, or 75.4%, over the prior year period primarily due to the continuing recovery in commercial passenger air traffic from the COVID-19 impact discussed above. The gross profit margin on sales to commercial customers increased to 18.3% from 11.4% in the prior year period, primarily from our actions to reduce both our fixed and variable cost structure. In addition, gross profit in the prior year period included $7.5 million of expense related to the early customer contract termination discussed above.

Gross profit on sales to government and defense customers decreased $5.9 million from the prior year period. Gross profit margin on sales to government and defense customers increased to 18.6% from 18.1% in the prior year period, primarily as a result of the favorable cumulative catch-up adjustment of $2.9 million discussed above.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $2.8 million, or 14.4%, over the prior year period. The increase was primarily due to strong sales volumes for containers within our Mobility business.

Gross profit in the Expeditionary Services segment increased $0.2 million, or 5.4%, over the prior period, primarily due to the higher sales volumes in our Mobility business. Gross profit margin decreased to 17.5% from 19.0% in the prior year period, primarily as a result of the mix of sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $0.8 million, or 1.6%, over the prior year period. As a percent of sales, selling, general, and administrative expenses increased to 11.2% from 10.8% in the prior year period reflecting investments to support future sales growth.

Interest Expense

Interest expense increased $0.4 million in the first quarter of fiscal 2023 reflecting the impact of higher average borrowing rates on our outstanding debt.

Income Taxes

Our effective income tax rate for continuing operations was 26.6% for the first quarter of fiscal 2023 compared to 25.8% in the prior year period primarily due to increased non-deductible expenses in fiscal 2023.

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

At August 31, 2022, our liquidity and capital resources included working capital of $677.3 million inclusive of cash of $44.3 million.

We maintain an unsecured revolving credit facility with various financial institutions, as lenders, and Bank of America, N.A., as administrative agent for the lenders, which provides the Company an aggregate revolving credit commitment of $600 million and matures on September 25, 2024 (the “Revolving Credit Facility”). Under certain circumstances, we have the ability to request, but our lenders are not required to grant, an increase to the revolving credit commitment under this facility by an aggregate amount of up to $300 million, not to exceed $900 million in total.

Borrowings under the Revolving Credit Facility bear interest at the offered Eurodollar Rate plus 87.5 to 175 basis points based on certain financial measurements if a Eurodollar Rate loan, or at the offered fluctuating Base Rate plus 0 to 75 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at August 31, 2022 were $115.0 million and there were approximately $11.3 million of outstanding letters of credit, which reduced the availability under this facility to $473.7 million as of August 31, 2022. There are no other terms or covenants limiting the availability of this facility.

As of August 31, 2022, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility, including outstanding letters of credit of $11.6 million and foreign lines of credit of $8.8 million.

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

During the three-month periods ended August 31, 2022 and 2021, we sold $43.4 million and $87.5 million, respectively, of receivables under the Purchase Agreement and remitted $43.5 million and $95.9 million, respectively, to the Purchaser on their behalf. As of August 31, 2022 and May 31, 2022, we had collected cash of $4.1 million and $5.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

At August 31, 2022, we were in compliance with all financial and other covenants under our financing arrangements.

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program in which we may repurchase up to $150 million of our common stock with no expiration date. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities. During the three-month period ended August 31, 2022, we repurchased 0.5 million shares for $21.9 million. Through August 31, 2022, we have repurchased 1.5 million shares for $64.3 million and expect to fully utilize the authorization by December 31, 2023.

Cash Flows from Operating Activities

Net cash provided by operating activities–continuing operations was $7.0 million in the first quarter of fiscal 2023 compared to $17.5 million in the prior year quarter. The decrease from the prior year of $10.5 million was primarily attributable to working capital changes, including increased investment in inventory in the current year quarter.

Net cash used in operating activities–discontinued operations was $0.2 million in the first quarter of fiscal 2023 compared to $14.6 million in the prior year period. The decrease from the prior year of $14.4 million was primarily attributable to the payment of the settlement with the U.S. Department of Justice for their False Claims Act investigation.

Cash Flows from Investing Activities

Net cash used in investing activities–continuing operations was $10.7 million during the first quarter of fiscal 2023 compared to $4.9 million in the prior year period. The increase over the prior year of $5.8 million was primarily related to increased expenditures for capital equipment in the current year quarter.

Cash Flows from Financing Activities

Net cash used in financing activities–continuing operations was $6.5 million during the first quarter of fiscal 2023 compared to $5.5 million in the prior year quarter. The increase over the prior year of $1.0 million was primarily related to the repurchase of 0.5 million shares for $21.9 million in conjunction with our stock repurchase program. The repurchases were largely financed through increased borrowings under our Revolving Credit Facility of $15.0 million during the current year quarter.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2022 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2023.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2022. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2022 for a discussion of accounts receivable exposure.

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended August 31, 2022.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2022. There were no significant changes during the quarter ended August 31, 2022.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2022 to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 15 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 15 to our Condensed Consolidated Financial Statements for the quarter ended August 31, 2022 contained in this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

There is no material change in the information reported under Part I-Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)The following table provides information about purchases we made during the quarter ended August 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs (1)	or Programs (1)
6/1/2022 – 6/30/2022	—	$—	—	$107,663,581
7/1/2022 – 7/31/2022	206,000	43.39	206,000	98,725,700
8/1/2022 – 8/31/2022	286,640	45.23	286,640	85,759,547
Total	492,640	$44.46	492,640
(1)	On December 21, 2021, our Board of Directors announced it had authorized a renewal of our stock repurchase program providing for the repurchase of up to $150 million of our common stock, with no expiration date.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Form of AAR CORP. Fiscal 2023 Short-Term Incentive Plan (filed herewith).

		10.2*	Consulting Agreement between the Company and David P. Storch, dated September 20, 2022 (filed herewith).

		10.3*	Form of AAR CORP. Fiscal 2023 Non-Qualified Stock Option Agreement (filed herewith).

		10.4*	Form of AAR CORP. Fiscal 2023 Restricted Stock Agreement (filed herewith).

		10.5*	Form of AAR CORP. Fiscal 2023 Performance Restricted Stock Agreement (filed herewith)

		10.6*	Form of Fiscal 2023 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification dated September 22, 2022 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification dated September 22, 2022 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification dated September 22, 2022 of John M. Holmes, President and Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification dated September 22, 2022 of Sean M. Gillen, Vice President and Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2022 and May 31, 2022, (ii) Condensed Consolidated Statements of Income for the three-months ended August 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended August 31, 2022 and 2021, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2022 and 2021, (v) Condensed Consolidated Statement of Changes in Equity for the three-months ended August 31, 2022 and 2021 (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	September 22, 2022	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ ERIC S. PACHAPA
Eric S. Pachapa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)