Form 10-Q
period 2022-11-30
AAR CORP
filed 2022-12-20
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2022

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

As of November 30, 2022 there were 34,455,117 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2022

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2022 and May 31, 2022

(In millions, except share data)

ASSETS

	November 30,	May 31,
	2022	2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$49.0	$53.5
Restricted cash	2.2	5.4
Accounts receivable, less allowances of $11.2 and $17.9, respectively	225.3	214.0
Contract assets	82.5	73.6
Inventories	595.0	550.5
Rotable assets and equipment on or available for short-term lease	52.3	53.6
Assets of discontinued operations	15.3	16.2
Other current assets	38.7	40.4
Total current assets	1,060.3	1,007.2

Property, plant and equipment, net of accumulated depreciation of $256.8 and $258.3 respectively	113.9	109.6

Other assets:
Goodwill and intangible assets, net	117.6	119.7
Operating lease right-of-use assets, net	67.2	73.0
Rotable assets supporting long-term programs	170.7	166.6
Other non-current assets	117.2	97.8
	472.7	457.1
	$1,646.9	$1,573.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2022 and May 31, 2022

(In millions, except share data)

LIABILITIES AND EQUITY

	November 30,	May 31,
	2022	2022
	(Unaudited)
Current liabilities:
Accounts payable	$156.5	$156.4
Accrued liabilities	151.9	174.6
Liabilities of discontinued operations	15.3	17.2
Total current liabilities	323.7	348.2

Long-term debt	197.2	98.9
Operating lease liabilities	51.9	57.4
Deferred tax liabilities	19.7	20.0
Other liabilities	19.1	14.9
	287.9	191.2

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	479.0	477.5
Retained earnings	865.6	820.4
Treasury stock, 10,845,669 and 9,909,702 shares at cost, respectively	(331.8)	(289.1)
Accumulated other comprehensive loss	(22.8)	(19.6)
Total equity	1,035.3	1,034.5
	$1,646.9	$1,573.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Six Months Ended November 30, 2022 and 2021

(Unaudited)

(In millions, except share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Sales:
Sales from products	$298.6	$252.0	$563.8	$514.1
Sales from services	171.2	184.6	352.3	377.6
	469.8	436.6	916.1	891.7
Cost and operating expenses:
Cost of products	234.8	202.1	448.8	419.7
Cost of services	149.2	156.1	299.6	329.0
Provision for (Recovery of) credit losses	(0.1)	0.8	(0.1)	0.8
Selling, general and administrative	52.8	47.1	102.9	96.4
	436.7	406.1	851.2	845.9
Loss from joint ventures	(0.7)	(0.4)	(1.3)	(0.6)
Operating income	32.4	30.1	63.6	45.2
Losses related to sale and exit of business	(0.1)	(1.3)	(0.1)	(1.3)
Other income, net	0.5	0.3	0.7	1.0
Interest expense	(2.1)	(0.5)	(3.2)	(1.2)
Interest income	0.1	0.1	0.2	0.1
Income from continuing operations before provision for income taxes	30.8	28.7	61.2	43.8
Provision for income taxes	8.3	7.9	16.4	11.8
Income from continuing operations	22.5	20.8	44.8	32.0
Income from discontinued operations, net of tax	—	—	0.4	0.3
Net income	$22.5	$20.8	$45.2	$32.3

Earnings per share – basic:
Earnings from continuing operations	$0.65	$0.59	$1.28	$0.90
Income from discontinued operations	—	—	0.01	0.01
Earnings per share – basic	$0.65	$0.59	$1.29	$0.91

Earnings per share – diluted:
Earnings from continuing operations	$0.64	$0.58	$1.26	$0.89
Income from discontinued operations	—	—	0.01	0.01
Earnings per share – diluted	$0.64	$0.58	$1.27	$0.90

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2022 and 2021

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Net income	$22.5	$20.8	$45.2	$32.3
Other comprehensive loss, net of tax:
Currency translation adjustments	(0.3)	(3.9)	(3.6)	(4.5)
Pension and other post-retirement plans, net of tax	0.2	0.3	0.4	0.6
Other comprehensive loss, net of tax	(0.1)	(3.6)	(3.2)	(3.9)
Comprehensive income	$22.4	$17.2	$42.0	$28.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2022 and 2021

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$45.2	$32.3
Less: Income from discontinued operations	(0.4)	(0.3)
Income from continuing operations	44.8	32.0
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and intangible amortization	13.3	17.8
Stock-based compensation	6.9	4.7
Provision for (Recovery of) credit losses	(0.1)	0.8
Loss from joint ventures	1.3	0.6
Losses on sale and exit of business	0.1	1.3
Impairment charges	—	2.9
Changes in certain assets and liabilities:
Accounts receivable	(12.0)	(26.2)
Contract assets	(9.3)	3.2
Inventories	(44.8)	8.0
Prepaid expenses and other current assets	(0.1)	(8.7)
Rotable assets supporting long-term programs	(8.1)	1.8
Accounts payable	—	(2.3)
Accrued and other liabilities	(21.2)	0.9
Deferred revenue on long-term programs	8.2	0.7
Other	(17.9)	(4.1)
Net cash provided by (used in) operating activities – continuing operations	(38.9)	33.4
Net cash used in operating activities - discontinued operations	(0.4)	(14.2)
Net cash provided by (used in) operating activities	(39.3)	19.2
Cash flows used in investing activities:
Property, plant and equipment expenditures	(12.8)	(6.0)
Proceeds from asset disposals	—	7.3
Joint venture and other investments	(5.5)	(4.0)
Net cash used in investing activities	(18.3)	(2.7)
Cash flows provided by (used in) financing activities:
Short-term borrowings (repayments) on revolving credit facility, net	98.0	(5.0)
Repayment of long-term borrowings	—	(24.7)
Purchase of treasury stock	(50.1)	—
Stock compensation activity	2.1	(0.4)
Net cash provided by (used in) financing activities	50.0	(30.1)
Effect of exchange rate changes on cash	(0.1)	(0.2)
Decrease in cash and cash equivalents	(7.7)	(13.8)
Cash, cash equivalents, and restricted cash at beginning of period	58.9	60.2
Cash, cash equivalents, and restricted cash at end of period	$51.2	$46.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Six Months Ended November 30, 2022 and 2021

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2022	$45.3	$477.5	$820.4	$(289.1)	$(19.6)	$1,034.5
Net income	—	—	22.7	—	—	22.7
Stock option activity	—	1.0	—	1.5	—	2.5
Restricted stock activity	—	(1.7)	—	3.5	—	1.8
Repurchase of shares	—	—	—	(21.9)	—	(21.9)
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	(3.1)
Balance, August 31, 2022	$45.3	$476.8	$843.1	$(306.0)	$(22.7)	$1,036.5
Net income	—	—	22.5	—	—	22.5
Stock option activity	—	0.2	—	2.4	—	2.6
Restricted stock activity	—	2.0	—	—	—	2.0
Repurchase of shares	—	—	—	(28.2)	—	(28.2)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Balance,November 30, 2022	$45.3	$479.0	$865.6	$(331.8)	$(22.8)	$1,035.3

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2021	$45.3	$479.8	$741.7	$(274.1)	$(18.3)	$974.4
Net income	—	—	11.5	—	—	11.5
Stock option activity	—	1.1	—	0.2	—	1.3
Restricted stock activity	—	(1.0)	—	2.3	—	1.3
Other comprehensive loss, net of tax	—	—	—	—	(0.3)	(0.3)
Balance, August 31, 2021	$45.3	$479.9	$753.2	$(271.6)	$(18.6)	$988.2
Net income	—	—	20.8	—	—	20.8
Stock option activity	—	0.9	—	—	—	0.9
Restricted stock activity	—	0.7	—	—	—	0.7
Other comprehensive loss, net of tax	—	—	—	—	(3.6)	(3.6)
Balance, November 30, 2021	$45.3	$481.5	$774.0	$(271.6)	$(22.2)	$1,007.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of November 30, 2022, the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three- and six-month periods ended November 30, 2022 and 2021, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2022 and 2021, and the Condensed Consolidated Statements of Changes in Equity for the three- and six-month periods ended November 30, 2022 and 2021. The results of operations for such interim periods are not necessarily indicative of the results for the applicable fiscal year.

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

Our continuing involvement in the COCO business is limited to the lease of certain aircraft which is an obligation of the acquirer of the COCO business. The assets and liabilities of our discontinued operations are primarily comprised of right-of-use assets and lease-related liabilities.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

In the ordinary course of business, agencies of the U.S. and other governments audit our claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (“DCAA”), routinely audit our claimed indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulations. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. As of November 30, 2022, our Condensed Consolidated Balance Sheet included $2.6 million of reserves for estimated adjustments to claimed indirect costs.

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

Cumulative Catch-up Adjustments

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. These changes are primarily adjustments to the estimated profitability for our long-term programs where we provide component inventory management, supply chain logistics programs, aircraft procurement and modification, and/or repair services.

For the three-month period ended November 30, 2022, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $4.7 million and $(1.8) million, respectively. For the three-month period ended November 30, 2021, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $8.2 million and $(2.3) million, respectively. When considering these adjustments on a net basis, we recognized net favorable adjustments of $2.9 million and $5.9 million for the three-month periods ended November 30, 2022 and 2021, respectively.

For the six-month period ended November 30, 2022, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $7.6 million and $(1.8) million, respectively. For the six-month period ended November 30, 2021, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $8.2 million and $(3.3) million, respectively. When considering these adjustments on a net basis, we recognized net favorable adjustments of $5.8 million and $4.9 million for the six-month periods ended November 30, 2022 and 2021, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

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

Net contract assets and liabilities are as follows:

	November 30,	May 31,
	2022	2022	Change
Contract assets – current	$82.5	$73.6	$8.9
Contract assets – non-current	16.3	22.5	(6.2)
Contract liabilities:
Deferred revenue – current	(14.1)	(20.5)	6.4
Deferred revenue on long-term contracts	(14.7)	(10.1)	(4.6)
Net contract assets	$70.0	$65.5	$4.5

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

To support our PBH customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services. The agreement included certain minimum repair volume guarantees, which we have not met due to the impact of COVID-19 on commercial passenger aircraft flight hours. During fiscal 2021, we recognized a $4.5 million charge to reflect our estimated obligation over the remainder of the agreement for not achieving the minimum volume guarantees. Since that time, we have recognized additional charges to reflect revised estimated shortfalls on the minimum volume guarantee including $1.7 million in the three-month period ended August 31, 2021 and $1.9 million in the three-month period ended November 30, 2022. As of November 30, 2022, our Condensed Consolidated Balance Sheet included remaining loss reserves of $5.1 million with $4.5 million classified as current in Accrued liabilities and $0.6 million classified as long-term in Other liabilities.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Changes in our deferred revenue were as follows for the three- and six-month periods ended November 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Deferred revenue at beginning of period	$(33.5)	$(33.0)	$(30.6)	$(31.3)
Revenue deferred	(69.6)	(72.0)	(127.1)	(122.1)
Revenue recognized	66.6	58.6	120.1	105.0
Other	7.7	3.7	8.8	5.7
Deferred revenue at end of period	$(28.8)	$(42.7)	$(28.8)	$(42.7)

Remaining Performance Obligations

As of November 30, 2022, we had approximately $765 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 35% of this backlog will be recognized as revenue over the next 12 months and approximately 55% will be recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs and/or repair services.

Disaggregation of Revenue

Sales across the major customer markets for each of our reportable segments for the three- and six-month periods ended November 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Aviation Services:
Commercial	$309.9	$257.0	$602.0	$524.2
Government and defense	135.8	162.3	267.7	330.7
	$445.7	$419.3	$869.7	$854.9
Expeditionary Services:
Commercial	$1.9	$0.7	$3.4	$0.8
Government and defense	22.2	16.6	43.0	36.0
	$24.1	$17.3	$46.4	$36.8

Sales by geographic region for the three- and six-month periods ended November 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Aviation Services:
North America	$353.7	$341.2	$677.0	$688.8
Europe/Africa	51.9	50.4	114.3	112.4
Other	40.1	27.7	78.4	53.7
	$445.7	$419.3	$869.7	$854.9

Expeditionary Services:
North America	$23.5	$17.3	$45.4	$36.6
Europe/Africa	0.6	—	1.0	0.2
	$24.1	$17.3	$46.4	$36.8

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	November 30,	May 31,
	2022	2022
U.S. Government contracts:
Trade receivables	$21.6	$31.6
Unbilled receivables	32.1	25.9
	53.7	57.5
All other customers:
Trade receivables	155.1	136.8
Unbilled receivables	16.5	19.7
	171.6	156.5
	$225.3	$214.0

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

Expense charged to operations for restricted stock during each of the three-month periods ended November 30, 2022 and 2021 was $1.9 million and $0.8 million, respectively, and $4.9 million and $2.7 million during the six-month periods ended November 30, 2022 and 2021, respectively.

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

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2022 and 2021 was $2.7 million and $0.1 million, respectively. Expense charged to operations for stock options during the three-month periods ended November 30, 2022 and 2021 was $0.9 million and $0.9 million, respectively, and during the six-month periods ended November 30, 2022 and 2021 was $2.0 million and $2.1 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Note 6 – Inventories

The summary of inventories is as follows:

	November 30,	May 31,
	2022	2022
Aircraft and engine parts, components and finished goods	$520.4	$465.9
Raw materials and parts	56.0	62.2
Work-in-process	18.6	22.4
	$595.0	$550.5

Note 7 – Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2022	2021
Interest paid	$2.6	$0.7
Income taxes paid	17.9	10.9
Income tax refunds received	0.2	0.5

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

During the six-month periods ended November 30, 2022 and 2021, we sold $87.2 million and $158.4 million, respectively, of receivables under the Purchase Agreement and remitted $86.1 million and $176.8 million, respectively, to the Purchaser on their behalf. As of November 30, 2022 and May 31, 2022, we had collected cash of $2.2 million and $5.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

Note 9 – Government Subsidies

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral requires that the deferred payroll taxes be paid over two years, with the first half, or $6.2 million, paid in December 2021 and the other half to be paid by December 31, 2022. As of November 30, 2022, we have deferred payroll taxes of $6.2 million which are included in Accrued liabilities on our Condensed Consolidated Balance Sheet.

Other countries have enacted legislation similar to the CARES Act to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees. Our foreign subsidiaries recognized subsidies of $0.7 million and $2.8 million during the six-months ended November 30, 2022 and 2021, respectively, from foreign governments which have been deducted from the related expenses on our Condensed Consolidated Statements of Income.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2022	2022
Revolving credit facility with interest payable monthly	$198.0	$100.0
Debt issuance costs, net	(0.8)	(1.1)
Long-term debt	$197.2	$98.9

At November 30, 2022, our debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

On October 18, 2017, we entered into a credit agreement with the Canadian Imperial Bank of Commerce, as lender (the “Canadian Credit Agreement”). The Canadian Credit Agreement provided a Canadian $31 million term loan with the proceeds used to fund the acquisition of two maintenance, repair, and overhaul (“MRO”) facilities in Canada from Premier Aviation. The term loan was paid in full at the expiration of the Canadian Credit Agreement on November 1, 2021.

On December 14, 2022, we entered into a new credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “New Credit Agreement”).  The New Credit Agreement provides for a $620 million unsecured revolving credit facility that we can draw upon for working capital and general corporate purposes.  Under certain circumstances, we may request an increase to the lending commitments under the New Credit Agreement by an aggregate amount of up to $300 million, not to exceed $920 million in total. The New Credit Agreement expires on December 14, 2027.  Borrowings under the New Credit Agreement bear interest at a variable rate based on the secured overnight financing rate, or SOFR, plus 112.5 to 200 basis points based on certain financial measurements if a SOFR loan, or at the offered fluctuating Base Rate plus 12.5 to 100 basis points based on certain financial measurements if a Base Rate loan.

On December 14, 2022, and in connection with our entry into the New Credit Agreement, we terminated our revolving credit facility under the credit agreement dated April 12, 2011, as amended, (the “2011 Credit Agreement”) with the outstanding borrowings under the 2011 Credit Agreement at the date of its termination rolled over to the New Credit Agreement.

Borrowings outstanding under the revolving credit facility at November 30, 2022 were $198.0 million and there were approximately $11.2 million of outstanding letters of credit, which reduced the availability of this facility to $390.8 million.

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  Our New Credit Agreement also requires our significant domestic subsidiaries to provide a guarantee of payment under the New Credit Agreement.  At November 30, 2022, we were in compliance with the financial and other covenants in our financing agreements.

Note 11 – Other Non-current Assets

Investment in Indian Joint Venture

As of November 30, 2022, our investments in joint ventures include $10.8 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

The investment balance in this joint venture as of November 30, 2022 includes $8.8 million related to a guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt. In addition, each of the partners in the Indian joint venture has a loan to the joint venture proportionate to its equity ownership. Our loan to the Indian joint venture under this arrangement was $3.3 million as of November 30, 2022.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

We account for our share of the earnings or losses of the Indian joint venture using the equity method with a reporting lag of two months, as the financial statements of the Indian joint venture are not completed on a basis that is sufficient for us to apply the equity method on a current basis. Our share of the Indian joint venture’s losses for the three-month periods ended November 30, 2022 and 2021 were $0.6 million and $0.1 million, respectively. Our share of the losses for the six-month periods ended November 30, 2022 and 2021 were $0.8 and $0.1 million, respectively.

We are currently evaluating a potential exit from our investment in the Indian joint venture in conjunction with other ownership changes being contemplated by our partners in the joint venture.

License Fees

In June 2011, we entered into a ten-year agreement with Unison Industries (“Unison”) to be the exclusive worldwide aftermarket distributor for Unison’s electrical components, sensors, switches and other systems for aircraft and industrial uses. In June 2020, we entered into an extension and expansion of our agreement with Unison including a new termination date of December 31, 2031, an initial $25.0 million license fee paid in June 2020 to Unison, and annual license fees at a fixed percentage of our net sales of Unison products. The June 2020 payment of $25.0 million was capitalized and is being amortized on a straight-line basis over the amended contract term.

In September 2022, we entered into another amendment of our agreement with Unison including a one-year extension of the termination date to December 31, 2032, an $18.0 million license fee paid in September 2022, and an increase to the fixed percentage of annual license fees for our net sales of Unison products. The September 2022 payment of $18.0 million relates to specific product lines and is being amortized on a straight-line basis over the non-cancellable license period applicable to these product lines.

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

November 30, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Basic and Diluted EPS:
Income from continuing operations	$22.5	$20.8	$44.8	$32.0
Less income attributable to participating shares	(0.3)	(0.1)	(0.6)	(0.2)
Income from continuing operations attributable to common shareholders	22.2	20.7	44.2	31.8
Income from discontinued operations attributable to common shareholders	—	—	0.4	0.3
Net income attributable to common shareholders for earnings per share	$22.2	$20.7	$44.6	$32.1

Weighted Average Shares:
Weighted average common shares outstanding – basic	34.2	35.1	34.6	35.1
Additional shares from the assumed exercise of stock options	0.5	0.5	0.4	0.5
Weighted average common shares outstanding – diluted	34.7	35.6	35.0	35.6

Earnings per share – basic:
Earnings from continuing operations	$0.65	$0.59	$1.28	$0.90
Income from discontinued operations	—	—	0.01	0.01
Earnings per share – basic	$0.65	$0.59	$1.29	$0.91

Earnings per share – diluted:
Earnings from continuing operations	$0.64	$0.58	$1.26	$0.89
Income from discontinued operations	—	—	0.01	0.01
Earnings per share – diluted	$0.64	$0.58	$1.27	$0.90

The potential dilutive effect of 447,000 and 1,195,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month periods ended November 30, 2022 and 2021, respectively, as the shares would have been anti-dilutive. The potential dilutive effect of 229,000 and 790,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding - diluted for the six-month periods ended November 30, 2022 and 2021, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and six-month periods ended November 30, 2022 and 2021 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at September 1, 2022	$(6.1)	$(16.6)	$(22.7)
Other comprehensive income before reclassifications	(0.3)	—	(0.3)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(0.3)	0.2	(0.1)
Balance at November 30, 2022	$(6.4)	$(16.4)	$(22.8)

Balance at September 1, 2021	$3.3	$(21.9)	$(18.6)
Other comprehensive loss before reclassifications	(3.7)	—	(3.7)
Amounts reclassified from AOCL	(0.2)	0.3	0.1
Total other comprehensive income (loss)	(3.9)	0.3	(3.6)
Balance at November 30, 2021	$(0.6)	$(21.6)	$(22.2)

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2022	$(2.8)	$(16.8)	$(19.6)
Other comprehensive income before reclassifications	(3.6)	—	(3.6)
Amounts reclassified from AOCL	—	0.4	0.4
Total other comprehensive income (loss)	(3.6)	0.4	(3.2)
Balance at November 30, 2022	$(6.4)	$(16.4)	$(22.8)

Balance at June 1, 2021	$3.9	$(22.2)	$(18.3)
Other comprehensive loss before reclassifications	(4.3)	—	(4.3)
Amounts reclassified from AOCL	(0.2)	0.6	0.4
Total other comprehensive income (loss)	(4.5)	0.6	(3.9)
Balance at November 30, 2021	$(0.6)	$(21.6)	$(22.2)

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

November 30, 2022

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

Selected financial information for each segment is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Sales:
Aviation Services	$445.7	$419.3	$869.7	$854.9
Expeditionary Services	24.1	17.3	46.4	36.8
	$469.8	$436.6	$916.1	$891.7

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Gross profit:
Aviation Services	$82.3	$74.0	$160.3	$134.9
Expeditionary Services	3.5	4.4	7.4	8.1
	$85.8	$78.4	$167.7	$143.0

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Segment gross profit	$85.8	$78.4	$167.7	$143.0
Selling, general and administrative	(52.8)	(47.1)	(102.9)	(96.4)
Loss from joint ventures	(0.7)	(0.4)	(1.3)	(0.6)
Provision for (Recovery of) credit losses	0.1	(0.8)	0.1	(0.8)
Losses related to sale and exit of business	(0.1)	(1.3)	(0.1)	(1.3)
Other income, net	0.5	0.3	0.7	1.0
Interest expense	(2.1)	(0.5)	(3.2)	(1.2)
Interest income	0.1	0.1	0.2	0.1
Income from continuing operations before provision for income taxes	$30.8	$28.7	$61.2	$43.8

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

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

The Company strongly disputes all claims asserted in the clawback action, believes it has meritorious defenses, and is vigorously defending itself in the Russian court system. However, with the developments in the Russia/Ukraine conflict, the U.S. and its North Atlantic Treaty Organization allies imposed a range of sanctions and export controls in February 2022 on Russian entities and individuals. These sanctions and export controls have resulted in heightened tensions between the United States and Russia and a hostile business and legal environment for foreign companies in Russia. As a result, we believe that a loss related to this matter is reasonably possible, rather than remote, although we are not able to estimate the range of possible losses at this time.

Performance Guarantee

In conjunction with the fiscal 2021 sale of our Composites business, we retained a performance guarantee to a customer of the Composites business (the “Customer”) under an existing contract providing flap track fairings on the A220 aircraft (“A220 Contract”). The term of the A220 Contract and our performance guarantee extend for the duration that A220 aircraft are in service and the customer continues to maintain support for the A220 aircraft. The performance guarantee does not contain a financial cap.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2022

(Unaudited)

(Dollars in millions, except per share amounts)

In March 2022, the buyer of the Composites business (the “Buyer”) filed for bankruptcy and moved to have the bankruptcy court reject the A220 Contract.  The Customer also notified us that it believes the Buyer has failed to timely deliver products in accordance with the terms of the A220 Contract and that the Customer has incurred losses, and will incur additional losses, related to the asserted non-compliance that the Customer believes is covered by our performance guarantee. To date, the Customer has not provided us with meaningful details around the extent of its claimed losses, including alleged damages and other costs and expenses, incurred with respect to the A220 Contract or the reasons why the Customer contends that we may be responsible under our performance guarantee to reimburse the Customer for any portion of its claimed losses.

In this regard, we have not had the opportunity to assess in detail the facts and legal basis underlying the claim for losses the Customer attributed to the A220 Contract, nor the Customer’s corresponding claim under the performance guarantee.  Based on the information available and known to us at this time, we strongly disagree with the premise of the Customer’s claim and believe that we have numerous defenses available against this claim that we will vigorously pursue.  While it is reasonably possible that we will incur a loss from the claim under the performance guarantee, we are unable to estimate the range of loss on this claim.  There can be no assurance that the Customer’s claim under the performance guarantee will not have a material adverse effect on our operations, financial position and cash flows.

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

Business Trends and Outlook

Consolidated sales for the second quarter of fiscal 2023 increased $33.2 million or 7.6% over the prior year quarter primarily due to an increase in sales of $26.4 million or 6.3% in our Aviation Services segment. Consolidated sales to commercial customers increased $54.1 million or 21.0% over the prior year quarter due to the continuing recovery in commercial passenger air traffic from the impact of COVID-19. Our consolidated sales to government customers decreased $20.9 million or 11.7% primarily due to the completion of certain government programs, including Afghanistan contracts.

Over the long term, we expect to see strength in our Aviation Services segment given its offerings of value-added services to both commercial and government and defense customers. We believe long-term commercial and government growth trends are favorable. Both our commercial and government businesses are subject to the economic environment, impact of COVID-19, public policy decisions or other factors that could adversely impact our business, financial condition or results of operations in the future.

As we continue to experience recovery and growth in our operations, our long-term strategy continues to emphasize investing in the business and capitalizing on opportunities in those markets. Our long-term strategy also emphasizes the return of capital to shareholders. In December 2021, our Board of Directors authorized a renewal of our stock repurchase program. The authorization has no expiration date and permits the Company to repurchase up to $150 million of our common stock. We have been able to return capital to shareholders through common stock repurchases under this program of $92.4 million to date and expect to fully utilize the authorization by the end of calendar 2023.

Results of Operations

Three- and Six-Month Periods Ended November 30, 2022

Sales and gross profit for our two business segments for the three- and six-months ended November 30, 2022 and 2021 were as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
	2022	2021	% Change	2022	2021	% Change
Sales:
Aviation Services
Commercial	$309.9	$257.0	20.6%	$602.0	$524.2	14.8%
Government and defense	135.8	162.3	(16.3)%	267.7	330.7	(19.1)%
	$445.7	$419.3	6.3%	$869.7	$854.9	1.7%
Expeditionary Services
Commercial	$1.9	$0.7	171.4%	$3.4	$0.8	325.0%
Government and defense	22.2	16.6	33.7%	43.0	36.0	19.4%
	$24.1	$17.3	39.3%	$46.4	$36.8	26.1%

	Three Months Ended November 30,			Six Months Ended November 30,
	2022	2021	% Change	2022	2021	% Change
Gross Profit:
Aviation Services
Commercial	$57.0	$44.6	27.8%	$110.5	$75.1	47.1%
Government and defense	25.3	29.4	(13.9)%	49.8	59.8	(16.7)%
	$82.3	$74.0	11.2%	$160.3	$134.9	18.8%
Expeditionary Services
Commercial	$0.3	$—	nm	$0.3	$—	nm
Government and defense	3.2	4.4	(27.3)%	7.1	8.1	(12.3)%
	$3.5	$4.4	(20.5)%	$7.4	$8.1	(8.6)%

nm – Percentage change is not meaningful.

Three Month Period Ended November 30, 2022

Aviation Services Segment

Sales in the Aviation Services segment increased $26.4 million or 6.3% over the prior year quarter, primarily due to a $52.9 million or 20.6% increase in sales to commercial customers. The increase in sales to commercial customers was primarily attributable to increased sales of $25.5 million in our MRO activities and $18.6 million in our new parts distribution activities as commercial passenger air traffic continues to recover from the impact of COVID-19.

During the second quarter of fiscal 2023, sales in this segment to government and defense customers decreased $26.5 million or 16.3%, from the prior year quarter. The decrease in sales to government and defense customers was primarily due to the completion of certain government programs.

Changes in estimates and assumptions related to our long-term arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the second quarter of fiscal 2023, we had net favorable cumulative catch-up adjustments of $2.9 million compared to net favorable cumulative catch-up adjustments of $5.9 million in prior year quarter. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Cost of sales in Aviation Services increased $18.1 million, or 5.2%, over the prior year quarter which was in line with the sales increase discussed above.

Gross profit in the Aviation Services segment increased $8.3 million, or 11.2%, over the prior year quarter. Gross profit on sales to commercial customers increased $12.4 million, or 27.8%, over the prior year quarter primarily due to the COVID-19 recovery discussed above. The gross profit margin on sales to commercial customers increased to 18.4% from 17.4% in the prior year quarter, primarily from our actions to reduce both our fixed and variable cost structure.  Additionally, we recognized a benefit of $2.4 million in cost of sales during the prior year quarter related to the government subsidies compared to none in the current year quarter.

Gross profit on sales to government and defense customers decreased $4.1 million, or 13.9%, from the prior year quarter primarily due to the completion of certain government programs.  The gross profit margin on sales to government and defense customers increased to 18.6% from 18.1% primarily due to favorable adjustments of $3.4 million on short-term contracts where revenue is recognized over time as the work progresses with our customer.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $6.8 million, or 39.3%, over the prior year quarter primarily due to higher volumes of our mobility products.  Gross profit in the Expeditionary Services segment decreased $0.9 million, or 20.5%, from the prior year quarter primarily due to higher sales across lower margin product lines.  Gross profit margin decreased to 14.5% from 25.4% in the prior year quarter primarily as a result of this change in mix of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.7 million, or 12.1%, over the prior year quarter primarily due to investments to support sales growth.  As a percent of sales, selling, general and administrative expenses increased to 11.2% from 10.8% in the prior year quarter due to these incremental investments.

Interest Expense

Interest expense increased $1.6 million in the second quarter of fiscal 2023 reflecting the impact of both higher average borrowings and higher interest rates.

Income Taxes

Our effective income tax rate for continuing operations remained relatively consistent at 26.9% for the second quarter of fiscal 2023 compared to 27.5% in the prior year quarter.

Six Month Period Ended November 30, 2022

Aviation Services Segment

Sales in the Aviation Services segment increased $14.8 million, or 1.7%, over the prior year period, primarily due to a $77.8 million, or 14.8%, increase in sales to commercial customers.  The increase in sales to commercial customers was primarily attributable to increased sales of $41.6 million in our MRO activities and $37.8 million in our new parts distribution activities as commercial passenger air traffic continues to recover from the impact of COVID-19.  These increases were partially offset by a decrease in sales of $23.8 million in our aftermarket parts trading activities which included whole asset sales of $9.5 million during the six-month period ended November 30, 2022 compared to $34.0 million in the prior year period.

During the six-month period ended November 30, 2022, sales in this segment to government and defense customers decreased $63.0 million, or 19.1%, from the prior year period. The decrease in sales to government and defense customers was primarily due to the completion of certain government programs.

Changes in estimates and assumptions related to our long-term arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. During the six-month period ended November 30, 2022, we had net favorable cumulative catch-up adjustments of $5.8 million compared to net favorable cumulative catch-up adjustments of $4.9 million in prior year period. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Cost of sales in Aviation Services decreased $10.6 million, or 1.5%, from the prior year period primarily from our actions to reduce both our fixed and variable cost structure and the favorable adjustments of $3.4 million on short-term government contracts where revenue is recognized over time as the work progresses with our customer.

Gross profit in the Aviation Services segment increased $25.4 million, or 18.8%, over the prior year period.  Gross profit on sales to commercial customers increased $35.4 million, or 47.1%, over the prior year period primarily due to the COVID-19 recovery discussed above.  Gross profit margin on sales to commercial customers increased to 18.4% from 14.3% in the prior year period primarily from our actions to reduce both our fixed and variable cost structure.  Additionally, we recognized a benefit of $2.8 million in cost of sales during the prior year period related to the government subsidies compared to none in the current year period.

Gross profit on sales to government and defense customers decreased $10.0 million, or 16.7%, from the prior year with the gross profit margin increasing to 18.6% from 18.1% primarily driven by cumulative catch-up adjustments on long-term government programs of $3.5 million and favorable adjustments of $3.4 million on short-term contracts where revenue is recognized over time as the work progresses with our customer.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $9.6 million, or 26.1%, over the prior year period primarily due to higher volumes for our mobility products.  Gross profit in the Expeditionary Services segment decreased $0.7 million, or 8.6%, from the prior period primarily due to higher sales across lower margin product lines.  Gross profit margin decreased to 15.9% from 22.0% in the prior year period primarily as a result of this change in mix of products sold discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.5 million, or 6.7%, over the prior year period primarily due to investments to support sales growth.  As a percent of sales, selling, general and administrative expenses increased to 11.2% from 10.8% in the prior year quarter due to these incremental investments.

Interest Expense

Interest expense increased $2.0 million over the prior year period reflecting the impact of both higher average borrowings and higher interest rates.

Income Taxes

Our effective income tax rate for continuing operations remained relatively consistent at 26.8% for the current year period compared to 26.9% in the prior year period.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met through the generation of cash from operations. In addition to operations, our current capital resources include an unsecured revolving credit facility under the New Credit Agreement referred to below and an accounts receivable financing program. Periodically, we may also raise capital through common stock or equity or debt financings in the public or private markets. We continually evaluate various financing arrangements, including the issuance of common stock, other equity or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue equity or debt securities in the public or private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.

At November 30, 2022, our liquidity and capital resources included working capital of $736.6 million inclusive of cash of $51.2 million.

On December 14, 2022, we entered into a new credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “New Credit Agreement”). The New Credit Agreement provides for a $620 million unsecured revolving credit facility that we can draw upon for working capital and general corporate purposes. Under certain circumstances, we may request an increase to the lending commitments under the New Credit Agreement by an aggregate amount of up to $300 million, not to exceed $920 million in total.  The New Credit Agreement expires on December 14, 2027.

On December 14, 2022, and in connection with our entry into the New Credit Agreement, we terminated our revolving credit facility under the credit agreement dated April 12, 2011, as amended, (the “2011 Credit Agreement”) with the outstanding borrowings under the 2011 Credit Agreement at the date of its termination rolled over to the New Credit Agreement.

Borrowings outstanding under the revolving credit facility under the 2011 Credit Agreement at November 30, 2022 were $198.0 million and there were approximately $11.2 million of outstanding letters of credit, which reduced the availability under this facility to $390.8 million as of November 30, 2022. There are no other terms or covenants limiting the availability of this facility.

As of November 30, 2022, we also had other financing arrangements that did not limit our availability on the revolving credit facility, including outstanding letters of credit of $12.1 million and foreign lines of credit of $9.0 million.

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

During the six-month periods ended November 30, 2022 and 2021, we sold $87.2 million and $158.4 million, respectively, of receivables under the Purchase Agreement and remitted $86.1 million and $176.8 million, respectively, to the Purchaser on their behalf. As of November 30, 2022 and May 31, 2022, we had collected cash of $2.2 million and $5.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

At November 30, 2022, we were in compliance with all financial and other covenants under our financing arrangements.

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities. During the six-month period ended November 30, 2022, we repurchased 1.2 million shares for an aggregate purchase price of $50.1 million. Since inception of the renewal authorization, we have repurchased 2.2 million shares for an aggregate purchase price of $92.4 million and expect to fully utilize the authorization by December 31, 2023.

Cash Flows from Operating Activities

Net cash used in operating activities–continuing operations was $38.9 million in the six-month period ended November 30, 2022 compared to cash provided of $33.4 million in the prior year period.  The decrease from the prior period of $72.3 million was primarily attributable to an $18 million license fee payment to Unison Industries for an amendment of our distribution agreement and increased investments in inventory to support future growth in our aftermarket trading activities.

Net cash used in operating activities-discontinued operations was $0.4 million in the six-month period ended November 30, 2022 compared to $14.2 million in the prior year period. The decrease from the prior year of $13.8 million was primarily attributable to the payments related to our settlement of the U.S. Department of Justice’s False Claims Act investigation.

Cash Flows from Investing Activities

Net cash used in investing activities was $18.3 million during the six-month period ended November 30, 2022 compared to cash used of $2.7 million in the prior year period. The increase over the prior period was primarily related to proceeds of $7.3 million from the sale of a manufacturing facility formerly used by our Mobility operations and higher expenditures on property and equipment in the current year period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $50.0 million during the six-month period ended November 30, 2022 compared to cash used of $30.1 million in the prior year period. The increase in cash provided was primarily attributable to additional borrowings under our revolving credit facility in the current year period to inventory and other investments to support sales growth. This increase was partially offset by the repurchase of 1.2 million shares for $50.1 million in conjunction with our current stock repurchase program which began in December 2021.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during fiscal 2023.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 for a discussion of accounts receivable exposure.

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended November 30, 2022.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022. There were no significant changes during the quarter ended November 30, 2022.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2022, to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 15 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 15 to our Condensed Consolidated Financial Statements for the quarter ended November 30, 2022 contained in this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

There is no material change in the information reported under Part I-Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)The following table provides information about purchases we made during the quarter ended November 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs (1)	or Programs (1)
9/1/2022 – 9/30/2022	160,000	$35.69	160,000	$80,048,629
10/1/2022 – 10/31/2022	402,161	40.45	402,161	63,783,053
11/1/2022 – 11/30/2022	141,423	43.61	141,423	57,615,950
Total	703,584	$40.00	703,584
(1)	On December 21, 2021, our Board of Directors announced it had authorized a renewal of our stock repurchase program providing for the repurchase of up to $150 million of our common stock, with no expiration date.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1	Credit Agreement dated as of December 14, 2022 among AAR CORP., Wells Fargo, N.A., as administrative agent, and the various financial institutions party thereto (filed herewith).

		10.2*

Consulting Agreement between the Company and David P. Storch, dated September 20, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification of Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification of Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification of Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification of Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2022 and May 31, 2022, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended November 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended November 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2022 and 2021, (v) Condensed Consolidated Statement of Changes in Equity for the three- and six-months ended November 30, 2022 and 2021 (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	December 20, 2022	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)