Form 10-Q
period 2023-02-28
AAR CORP
filed 2023-03-21
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2023

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

As of February 28, 2023 there were 34,706,813 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2023

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2023 and May 31, 2022

(In millions, except share data)

ASSETS

	February 28,	May 31,
	2023	2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$52.7	$53.5
Restricted cash	1.4	5.4
Accounts receivable, less allowances of $12.9 and $17.9, respectively	237.7	214.0
Contract assets	91.7	73.6
Inventories	570.7	550.5
Rotable assets and equipment on or available for short-term lease	51.7	53.6
Assets of discontinued operations	14.4	16.2
Other current assets	47.5	40.4
Total current assets	1,067.8	1,007.2

Property, plant and equipment, net of accumulated depreciation of $261.1 and $258.3, respectively	119.8	109.6

Other assets:
Goodwill and intangible assets, net	117.7	119.7
Operating lease right-of-use assets, net	67.6	73.0
Rotable assets supporting long-term programs	173.8	166.6
Other non-current assets	126.6	97.8
	485.7	457.1
	$1,673.3	$1,573.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2023 and May 31, 2022

(In millions, except share data)

LIABILITIES AND EQUITY

	February 28,	May 31,
	2023	2022
	(Unaudited)
Current liabilities:
Accounts payable	$158.7	$156.4
Accrued liabilities	158.5	174.6
Liabilities of discontinued operations	14.4	17.2
Total current liabilities	331.6	348.2

Long-term debt	185.6	98.9
Operating lease liabilities	52.0	57.4
Deferred tax liabilities	14.2	20.0
Other liabilities	22.2	14.9
	274.0	191.2

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	481.2	477.5
Retained earnings	887.4	820.4
Treasury stock, 10,593,973 and 9,909,702 shares at cost, respectively	(324.2)	(289.1)
Accumulated other comprehensive loss	(22.0)	(19.6)
Total equity	1,067.7	1,034.5
	$1,673.3	$1,573.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended February 28, 2023 and 2022

(Unaudited)

(In millions, except share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Sales:
Sales from products	$327.6	$275.1	$891.4	$789.2
Sales from services	193.5	177.1	545.8	554.7
	521.1	452.2	1,437.2	1,343.9
Cost and operating expenses:
Cost of products	260.5	217.8	709.3	637.5
Cost of services	166.3	154.0	465.9	483.0
Provision for credit losses	1.9	0.1	1.8	0.9
Selling, general and administrative	56.7	48.9	159.6	145.3
	485.4	420.8	1,336.6	1,266.7
Loss from joint ventures	(1.7)	(1.1)	(3.0)	(1.7)
Operating income	34.0	30.3	97.6	75.5
Losses related to sale and exit of business	(0.4)	—	(0.5)	(1.3)
Other income (expense), net	(0.3)	1.1	0.4	2.1
Interest expense	(3.8)	(0.6)	(7.0)	(1.8)
Interest income	0.3	—	0.5	0.1
Income from continuing operations before provision for income taxes	29.8	30.8	91.0	74.6
Provision for income taxes	8.0	8.2	24.4	20.0
Income from continuing operations	21.8	22.6	66.6	54.6
Income from discontinued operations, net of tax	—	(0.1)	0.4	0.2
Net income	$21.8	$22.5	$67.0	$54.8

Earnings per share – basic:
Earnings from continuing operations	$0.63	$0.64	$1.90	$1.54
Earnings from discontinued operations	—	—	0.01	0.01
Earnings per share – basic	$0.63	$0.64	$1.91	$1.55

Earnings per share – diluted:
Earnings from continuing operations	$0.62	$0.63	$1.87	$1.52
Earnings from discontinued operations	—	—	0.01	0.01
Earnings per share – diluted	$0.62	$0.63	$1.88	$1.53

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 23, 2023 and 2022

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Net income	$21.8	$22.5	$67.0	$54.8
Other comprehensive income (loss), net of tax:
Currency translation adjustments	0.7	(0.5)	(2.9)	(5.0)
Pension and other post-retirement plans, net of tax	0.1	2.6	0.5	3.2
Other comprehensive income (loss), net of tax	0.8	2.1	(2.4)	(1.8)
Comprehensive income	$22.6	$24.6	$64.6	$53.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2023 and 2022

(Unaudited)

(In millions)

	Nine Months Ended
	February 28,
	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$67.0	$54.8
Less: Income from discontinued operations	(0.4)	(0.2)
Income from continuing operations	66.6	54.6
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and intangible amortization	20.2	25.5
Stock-based compensation	10.4	5.8
Provision for credit losses	1.8	0.9
Loss from joint ventures	3.0	1.7
Losses on sale and exit of business	0.5	1.3
Impairment charges	—	2.9
Changes in certain assets and liabilities:
Accounts receivable	(26.4)	(44.1)
Contract assets	(18.5)	2.9
Inventories	(20.2)	4.6
Prepaid expenses and other current assets	(8.8)	(22.7)
Rotable assets supporting long-term programs	(13.2)	1.4
Accounts payable	2.8	14.1
Accrued and other liabilities	(15.9)	3.1
Deferred revenue on long-term programs	2.2	2.5
Other	(26.0)	(4.9)
Net cash provided by (used in) operating activities – continuing operations	(21.5)	49.6
Net cash used in operating activities - discontinued operations	(0.4)	(14.5)
Net cash provided by (used in) operating activities	(21.9)	35.1
Cash flows used in investing activities:
Property, plant and equipment expenditures	(22.5)	(10.2)
Proceeds from asset disposals	—	7.3
Joint venture and other investments	(4.8)	(4.0)
Net cash used in investing activities	(27.3)	(6.9)
Cash flows provided by (used in) financing activities:
Short-term borrowings (repayments) on revolving credit facility, net	88.0	(5.0)
Repayment of long-term borrowings	—	(24.7)
Purchase of treasury stock	(50.1)	(20.2)
Financing costs	(1.9)	—
Stock compensation activity	8.5	4.6
Net cash provided by (used in) financing activities	44.5	(45.3)
Effect of exchange rate changes on cash	(0.1)	(0.1)
Decrease in cash and cash equivalents	(4.8)	(17.2)
Cash, cash equivalents, and restricted cash at beginning of period	58.9	60.2
Cash, cash equivalents, and restricted cash at end of period	$54.1	$43.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended February 28, 2023 and 2022

(Unaudited)

(Dollars in millions, expect per share amounts)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2022	$45.3	$477.5	$820.4	$(289.1)	$(19.6)	$1,034.5
Net income	—	—	22.7	—	—	22.7
Stock option activity	—	1.0	—	1.5	—	2.5
Restricted stock activity	—	(1.7)	—	3.5	—	1.8
Repurchase of shares	—	—	—	(21.9)	—	(21.9)
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	(3.1)
Balance, August 31, 2022	$45.3	$476.8	$843.1	$(306.0)	$(22.7)	$1,036.5
Net income	—	—	22.5	—	—	22.5
Stock option activity	—	0.2	—	2.4	—	2.6
Restricted stock activity	—	2.0	—	—	—	2.0
Repurchase of shares	—	—	—	(28.2)	—	(28.2)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Balance, November 30, 2022	$45.3	$479.0	$865.6	$(331.8)	$(22.8)	$1,035.3
Net income	—	—	21.8	—	—	21.8
Stock option activity	—	(0.5)	—	7.7	—	7.2
Restricted stock activity	—	2.7	—	(0.1)	—	2.6
Other comprehensive income, net of tax	—	—	—	—	0.8	0.8
Balance, February 28, 2023	$45.3	$481.2	$887.4	$(324.2)	$(22.0)	$1,067.7

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2021	$45.3	$479.8	$741.7	$(274.1)	$(18.3)	$974.4
Net income	—	—	11.5	—	—	11.5
Stock option activity	—	1.1	—	0.2	—	1.3
Restricted stock activity	—	(1.0)	—	2.3	—	1.3
Other comprehensive loss, net of tax	—	—	—	—	(0.3)	(0.3)
Balance, August 31, 2021	$45.3	$479.9	$753.2	$(271.6)	$(18.6)	$988.2
Net income	—	—	20.8	—	—	20.8
Stock option activity	—	0.9	—	—	—	0.9
Restricted stock activity	—	0.7	—	—	—	0.7
Other comprehensive loss, net of tax	—	—	—	—	(3.6)	(3.6)
Balance, November 30, 2021	$45.3	$481.5	$774.0	$(271.6)	$(22.2)	$1,007.0
Net income	—	—	22.5	—	—	22.5
Stock option activity	—	(0.4)	—	6.4	—	6.0
Restricted stock activity	—	0.3	—	—	—	0.3
Repurchase of stock	—	—	—	(20.2)	—	(20.2)
Other comprehensive income, net of tax	—	—	—	—	2.1	2.1
Balance, February 28, 2022	$45.3	$481.4	$796.5	$(285.4)	$(20.1)	$1,017.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2023

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of February 28, 2023, the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended February 28, 2023 and 2022, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2023 and 2022, and the Condensed Consolidated Statements of Changes in Equity for the three- and nine-month periods ended February 28, 2023 and 2022.  The results of operations for such interim periods are not necessarily indicative of the results for the applicable fiscal year.

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

Following the sale of the last operating contract of the COCO business in 2020, our continuing involvement in the COCO business is limited to the lease of certain aircraft which is an obligation of the acquirer of the COCO business. The assets and liabilities of our discontinued operations are primarily comprised of right-of-use assets and lease-related liabilities.

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

February 28, 2023

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

Certain contracts with customers have options for the customer to acquire additional goods or services. In most cases, the pricing of these options is reflective of the standalone selling price of the good or service. These options do not provide the customer with a material right and are accounted for only when the customer exercises the option to purchase the additional goods or services. If the option on the customer contract was not indicative of the standalone selling price of the good or service, the material right would be accounted for as a separate performance obligation.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

In the ordinary course of business, agencies of the U.S. and other governments audit our claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (“DCAA”), routinely audit our claimed indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulations. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. Our Condensed Consolidated Balance Sheets at February 28, 2023 and May 31, 2022 included $0.4 million and $2.6 million, respectively, of reserves for estimated adjustments to claimed indirect costs.

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

For the three-month period ended February 28, 2023, we recognized no cumulative catch-up adjustments. For the three-month period ended February 28, 2022, we recognized a favorable cumulative catch-up adjustment of $2.5 million.

For the nine-month period ended February 28, 2023, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $7.6 million and $(1.8) million, respectively. For the nine-month period ended February 28, 2022, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $10.7 million and $(3.3) million, respectively. When considering these adjustments on a net basis, we recognized net favorable adjustments of $5.8 million and $7.4 million for the nine-month periods ended February 28, 2023 and 2022, respectively.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

Net contract assets and liabilities are as follows:

	February 28,	May 31,
	2023	2022	Change
Contract assets – current	$91.7	$73.6	$18.1
Contract assets – non-current	23.3	22.5	0.8
Contract liabilities:
Deferred revenue – current	(18.4)	(20.5)	2.1
Deferred revenue on long-term contracts	(15.8)	(10.1)	(5.7)
Net contract assets	$80.8	$65.5	$15.3

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

To support our PBH customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services. The agreement included certain minimum repair volume guarantees, which we have not met due to the impact of COVID-19 on commercial passenger aircraft flight hours. During fiscal 2021, we recognized a $4.5 million charge to reflect our estimated obligation over the remainder of the agreement for not achieving the minimum volume guarantees. Since that time, we have recognized additional charges to reflect revised estimated shortfalls on the minimum volume guarantees including $1.7 million in the three-month period ended August 31, 2021 and $1.9 million in the three-month period ended November 30, 2022. As of February 28, 2023, our Condensed Consolidated Balance Sheet included remaining loss reserves of $5.1 million with $4.2 million classified as current in Accrued liabilities and $0.9 million classified as long-term in Other liabilities.

Changes in our deferred revenue were as follows for the three- and nine-month periods ended February 28, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Deferred revenue at beginning of period	$(28.8)	$(42.7)	$(30.6)	$(31.3)
Revenue deferred	(81.0)	(81.9)	(208.1)	(204.0)
Revenue recognized	73.9	82.4	194.0	187.4
Other	1.7	6.7	10.5	12.4
Deferred revenue at end of period	$(34.2)	$(35.5)	$(34.2)	$(35.5)

Remaining Performance Obligations

As of February 28, 2023, we had approximately $787 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under indefinite-delivery, indefinite-quantity contracts. We expect that approximately 40% of this backlog will be recognized as revenue over the next 12 months and approximately 60% will be recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs and/or repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Sales across the major customer markets for each of our reportable segments for the three- and nine-month periods ended February 28, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Aviation Services:
Commercial	$338.4	$264.0	$940.4	$788.2
Government and defense	160.7	174.0	428.4	504.7
	$499.1	$438.0	$1,368.8	$1,292.9
Expeditionary Services:
Commercial	$1.1	$1.0	$4.5	$1.8
Government and defense	20.9	13.2	63.9	49.2
	$22.0	$14.2	$68.4	$51.0

Sales by geographic region for the three- and nine-month periods ended February 28, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Aviation Services:
North America	$364.3	$324.2	$1,041.3	$1,013.0
Europe/Africa	70.5	50.1	184.8	162.5
Other	64.3	63.7	142.7	117.4
	$499.1	$438.0	$1,368.8	$1,292.9

Expeditionary Services:
North America	$21.5	$14.2	$66.9	$50.8
Europe/Africa	0.5	—	1.5	0.2
	$22.0	$14.2	$68.4	$51.0

Note 4 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	February 28,	May 31,
	2023	2022
U.S. Government contracts:
Trade receivables	$25.5	$31.6
Unbilled receivables	18.2	25.9
	43.7	57.5
All other customers:
Trade receivables	170.9	136.8
Unbilled receivables	23.1	19.7
	194.0	156.5
	$237.7	$214.0

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2023

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

Expense charged to operations for restricted stock during each of the three-month periods ended February 28, 2023 and 2022 was $2.6 million and $0.2 million, respectively, and $7.5 million and $2.9 million during the nine-month periods ended February 28, 2023 and 2022, respectively.

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

The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2023 and 2022 was $8.6 million and $4.3 million, respectively. Expense charged to operations for stock options during the three-month periods ended February 28, 2023 and 2022 was $0.9 million and $0.8 million, respectively, and during the nine-month periods ended February 28, 2023 and 2022 was $2.9 million and $2.9 million, respectively.

Note 6 – Inventories

The summary of inventories is as follows:

	February 28,	May 31,
	2023	2022
Aircraft and engine parts, components and finished goods	$489.7	$465.9
Raw materials and parts	61.1	62.2
Work-in-process	19.9	22.4
	$570.7	$550.5

Note 7 – Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2023	2022
Interest paid	$6.3	$1.0
Income taxes paid	27.5	14.1
Income tax refunds received	1.1	3.8

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

Note 8 – Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2024, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets.

During the nine-month periods ended February 28, 2023 and 2022, we sold $132.8 million and $225.5 million, respectively, of receivables under the Purchase Agreement and remitted $131.5 million and $246.1 million, respectively, to the Purchaser on their behalf. As of February 28, 2023 and May 31, 2022, we had collected cash of $1.4 million and $5.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

Note 9 – Government Subsidies

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. in response to the COVID-19 pandemic. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, and other areas. The payroll tax deferral required that the deferred payroll taxes be paid over two years, with the first half, or $6.2 million, paid in December 2021 and the other half paid in December 2022.

Other countries have enacted legislation similar to the CARES Act to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees. Our foreign subsidiaries recognized subsidies of $1.6 million and $3.4 million during the nine-months ended February 28, 2023 and 2022, respectively, from foreign governments which have been deducted from the related expenses on our Condensed Consolidated Statements of Income.

Note 10 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 28,	May 31,
	2023	2022
Revolving credit facility with interest payable monthly	$188.0	$100.0
Debt issuance costs, net	(2.4)	(1.1)
Long-term debt	$185.6	$98.9

At February 28, 2023, our debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

On December 14, 2022, we entered into a new credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “New Credit Agreement”).  The New Credit Agreement provides for a $620 million unsecured revolving credit facility (the "Revolving Credit Facility") that we can draw upon for working capital and general corporate purposes.  Under certain circumstances, we may request an increase to the lending commitments under the New Credit Agreement by an aggregate amount of up to $300 million, not to exceed $920 million in total. The New Credit Agreement expires on December 14, 2027.  Borrowings under the New Credit Agreement bear interest at a variable rate based on the secured overnight financing rate, or SOFR, plus 112.5 to 200 basis points based on certain financial measurements if a SOFR loan, or at the offered fluctuating Base Rate plus 12.5 to 100 basis points based on certain financial measurements if a Base Rate loan.

On December 14, 2022, and in connection with our entry into the New Credit Agreement, we terminated our revolving credit facility under the credit agreement dated April 12, 2011, as amended, (the “2011 Credit Agreement”) with the outstanding borrowings under the 2011 Credit Agreement at the date of its termination rolled over to the New Credit Agreement.

Borrowings outstanding under the Revolving Credit Facility at February 28, 2023 were $188.0 million and there were approximately $11.2 million of outstanding letters of credit, which reduced the availability of this facility to $420.8 million.

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets.  Our New Credit Agreement also requires our significant domestic subsidiaries to provide a guarantee of payment under the New Credit Agreement.  At February 28, 2023, we were in compliance with the financial and other covenants in our financing agreements.

Note 11 – Other Non-current Assets

Investment in Indian Joint Venture

As of February 28, 2023, our investments in joint ventures include $10.6 million for our 40% ownership interest in a joint venture in India to develop and operate an airframe maintenance facility. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

The investment balance in this joint venture as of February 28, 2023 includes $9.7 million related to a guarantee liability recognized in conjunction with our guarantee of 40% of the Indian joint venture’s debt. In addition, each of the partners in the Indian joint venture has a loan to the joint venture proportionate to its equity ownership. Our loan to the Indian joint venture under this arrangement was $3.3 million as of February 28, 2023.

We account for our share of the earnings or losses of the Indian joint venture using the equity method with a reporting lag of two months, as the financial statements of the Indian joint venture are not completed on a timely basis that is sufficient for us to apply the equity method on a current basis. Our share of the Indian joint venture’s losses for the three-month periods ended February 28, 2023 and 2022 were $1.2 million and $0.2 million, respectively. Our share of the losses for the nine-month periods ended February 28, 2023 and 2022 were $2.0 and $0.3 million, respectively.

We are currently evaluating a potential exit from our investment in the Indian joint venture in conjunction with ownership changes being contemplated by our partners in the joint venture.

Investment in Malaysian Joint Venture

In the fourth quarter of fiscal 2020, we made the decision to exit our joint venture which operates a landing gear wheel and brake repair and overhaul facility in Malaysia.  In conjunction with the decision to exit the joint venture, we recognized an impairment charge of $1.9 million in the fourth quarter of fiscal 2020 reflecting the anticipated net proceeds from our investment.  In the third quarter of fiscal 2022, we decided to pursue a shutdown of the joint venture and recognized an additional impairment charge and related shutdown costs of $0.5 million which is reported in Loss from joint ventures on the Condensed Consolidated Statement of Income.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

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

February 28, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 28, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Basic and Diluted EPS:
Income from continuing operations	$21.8	$22.6	$66.6	$54.6
Less income attributable to participating shares	(0.3)	(0.2)	(0.9)	(0.4)
Income from continuing operations attributable to common shareholders	21.5	22.4	65.7	54.2
Income from discontinued operations attributable to common shareholders	—	(0.1)	0.4	0.2
Net income attributable to common shareholders for earnings per share	$21.5	$22.3	$66.1	$54.4

Weighted Average Shares:
Weighted average common shares outstanding – basic	34.1	35.1	34.6	35.3
Additional shares from the assumed exercise of stock options	0.5	0.6	0.4	0.5
Weighted average common shares outstanding – diluted	34.6	35.7	35.0	35.8

Earnings per share – basic:
Earnings from continuing operations	$0.63	$0.64	$1.90	$1.54
Earnings from discontinued operations	—	—	0.01	0.01
Earnings per share – basic	$0.63	$0.64	$1.91	$1.55

Earnings per share – diluted:
Earnings from continuing operations	$0.62	$0.63	$1.87	$1.52
Earnings from discontinued operations	—	—	0.01	0.01
Earnings per share – diluted	$0.62	$0.63	$1.88	$1.53

The potential dilutive effect of 1,000 and 247,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month periods ended February 28, 2023 and 2022, respectively, as the shares would have been anti-dilutive. The potential dilutive effect of 215,000 and 771,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding - diluted for the nine-month periods ended February 28, 2023 and 2022, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and nine-month periods ended February 28, 2023 and 2022 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at December 1, 2022	$(6.4)	$(16.4)	$(22.8)
Other comprehensive income before reclassifications	0.7	—	0.7
Amounts reclassified from AOCL	—	0.1	0.1
Total other comprehensive income	0.7	0.1	0.8
Balance at February 28, 2023	$(5.7)	$(16.3)	$(22.0)

Balance at December 1, 2021	$(0.6)	$(21.6)	$(22.2)
Other comprehensive loss before reclassifications	(0.5)	2.2	1.7
Amounts reclassified from AOCL	—	0.4	0.4
Total other comprehensive income (loss)	(0.5)	2.6	2.1
Balance at February 28, 2022	$(1.1)	$(19.0)	$(20.1)

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2022	$(2.8)	$(16.8)	$(19.6)
Other comprehensive income before reclassifications	(2.9)	—	(2.9)
Amounts reclassified from AOCL	—	0.5	0.5
Total other comprehensive income (loss)	(2.9)	0.5	(2.4)
Balance at February 28, 2023	$(5.7)	$(16.3)	$(22.0)

Balance at June 1, 2021	$3.9	$(22.2)	$(18.3)
Other comprehensive loss before reclassifications	(5.0)	2.2	(2.8)
Amounts reclassified from AOCL	—	1.0	1.0
Total other comprehensive income (loss)	(5.0)	3.2	(1.8)
Balance at February 28, 2022	$(1.1)	$(19.0)	$(20.1)

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

February 28, 2023

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

Selected financial information for each segment is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Sales:
Aviation Services	$499.1	$438.0	$1,368.8	$1,292.9
Expeditionary Services	22.0	14.2	68.4	51.0
	$521.1	$452.2	$1,437.2	$1,343.9

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Gross profit:
Aviation Services	$90.7	$77.9	$251.0	$212.8
Expeditionary Services	3.6	2.5	11.0	10.6
	$94.3	$80.4	$262.0	$223.4

The following table reconciles segment gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Segment gross profit	$94.3	$80.4	$262.0	$223.4
Selling, general and administrative	(56.7)	(48.9)	(159.6)	(145.3)
Loss from joint ventures	(1.7)	(1.1)	(3.0)	(1.7)
Provision for credit losses	(1.9)	(0.1)	(1.8)	(0.9)
Losses related to sale and exit of business	(0.4)	—	(0.5)	(1.3)
Other income (expense), net	(0.3)	1.1	0.4	2.1
Interest expense	(3.8)	(0.6)	(7.0)	(1.8)
Interest income	0.3	—	0.5	0.1
Income from continuing operations before provision for income taxes	$29.8	$30.8	$91.0	$74.6

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2023

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

Russian Bankruptcy Litigation

During calendar years 2016 and 2017, certain of the Company’s subsidiaries purchased four engines from VIM-AVIA Airlines, LLC (“VIM-AVIA”), a company organized in Russia. Subsequent to the purchase of the engines, VIM-AVIA declared bankruptcy in Russian courts, and shortly thereafter the receiver of the VIM-AVIA bankruptcy estate and one of the major creditors of VIM-AVIA filed a claw-back action against our subsidiaries alleging that the contracts entered into with VIM-AVIA in the 2016-2017 timeframe are invalid. The clawback action alleged that our subsidiaries owe the VIM-AVIA bankruptcy estate approximately $13 million, the alleged fair market value of the four engines at the time of sale. In March 2022, the Russian court awarded a $1.8 million judgment against the Company relating to one engine, and dismissed all the other claims against the Company relating to the three remaining engines.  The Company has appealed this ruling by the Russian court and strongly disputes all claims asserted in the clawback action. However, with the developments in the Russia/Ukraine conflict, the U.S. and its North Atlantic Treaty Organization allies imposed a range of sanctions and export controls in February 2022 on Russian entities and individuals. These sanctions and export controls have resulted in heightened tensions between the United States and Russia and a hostile business and legal environment for foreign companies in Russia, which may negatively impact the Company’s ability to defend a VIM-AVIA appeal of the judgments in the Company’s favor. We have recognized a liability for the $1.8 million judgment in the three-month period ended February 28, 2023.

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

February 28, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

In March 2022, the buyer of the Composites business (the “Buyer”) filed for bankruptcy and moved to have the bankruptcy court reject the A220 Contract.  The Customer also notified us that it believes the Buyer has failed to timely deliver products in accordance with the terms of the A220 Contract and that the Customer has incurred losses related to the asserted non-compliance that the Customer believes is covered by our performance guarantee. To date, the Customer has provided us with limited details in support of the extent of the Customer’s claimed losses with respect to the A220 Contract and its contention that we may be responsible under our performance guarantee to reimburse the Customer for any portion of its claimed losses.

In this regard, while we are continuing to seek additional detail around the facts and legal basis underlying the claim for losses the Customer attributed to the A220 Contract and the Customer’s corresponding claim under the performance guarantee, we strongly disagree with the premise of the Customer’s claim based on the information available and known to us at this time, and we believe that we have numerous defenses available against this claim that we will vigorously pursue.  While it is reasonably possible that we will incur a loss from the claim under the performance guarantee, we are unable to estimate the range of loss on this claim.  There can be no assurance that the Customer’s claim under the performance guarantee will not have a material adverse effect on our operations, financial position and cash flows.

Note 16 – Subsequent Event

On March 20, 2023, we acquired the outstanding shares of Trax USA Corp. (“Trax”) for a purchase price of $120.0 million plus contingent consideration of up to $20.0 million based on Trax’s adjusted revenue in calendar years 2023 and 2024.  Trax is a leading provider of aircraft MRO and fleet management software supporting a broad spectrum of maintenance activities for a diverse global customer base of airlines and MROs.

The purchase price was paid at closing except for $12.0 million which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund any post-closing adjustments for working capital and indebtedness.  The escrow amount will be reflected as restricted cash on our unaudited consolidated balance sheet with any remaining escrow released in accordance with the purchase agreement. The contingent compensation consideration requires certain of the former owners’ continued employment through December 31, 2024, and will be treated as compensation expense within selling, general and administrative expenses.

Trax will be reported within our Aviation Services segment.  The acquisition was funded using a combination of proceeds from our Revolving Credit Facility and cash on hand.  It is not practical to disclose the preliminary purchase price allocation or the estimated fair value of the contingent compensation consideration given the short period of time between the acquisition date and the issuance of these unaudited consolidated financial statements.

Transaction costs associated with the acquisition of $1.9 million were expensed as incurred within selling, general and administrative expenses in the three-month period ended February 28, 2023.

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

Business Trends and Outlook

Consolidated sales for the third quarter of fiscal 2023 increased $68.9 million or 15.2% over the prior year quarter primarily due to an increase in sales of $61.1 million or 13.9% in our Aviation Services segment. Consolidated sales to commercial customers increased $74.5 million or 28.1% over the prior year quarter due to the continuing recovery in commercial passenger air traffic from the impact of COVID-19. Our consolidated sales to government customers decreased $5.6 million or 3.0% primarily due to the completion of certain government programs.

On March 20, 2023, we acquired the outstanding shares of Trax USA Corp. (“Trax”) for a purchase price of $120.0 million plus contingent consideration of up to $20.0 million based on Trax’s adjusted revenue in calendar years 2023 and 2024.  Trax is a leading independent provider of aircraft MRO and fleet management software. Trax offers critical software applications to a diverse global customer base of airlines and MROs supporting approximately 5,000 aircraft. Trax’s comprehensive solutions support the entire spectrum of maintenance activities and create the system of record required by airlines and MROs. The Trax acquisition adds established, higher-margin aviation aftermarket software offerings with recurring revenue to our portfolio and provides opportunities to cross-sell products and services.

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

As we continue to experience recovery and growth in our operations, our long-term strategy continues to emphasize investing in the business and capitalizing on opportunities in those markets.  Our long-term strategy also emphasizes the return of capital to shareholders.  In December 2021, our Board of Directors authorized a renewal of our stock repurchase program.  The authorization has no expiration date and permits the Company to repurchase up to $150 million of our common stock. We have been able to return capital to shareholders through common stock repurchases under this program of $92.4 million to date and expect to fully utilize the authorization over the next twelve months with repurchases occurring from time to time in open market purchases or privately negotiated transactions at the discretion of management, subject to prevailing market conditions and other considerations, including the Company’s liquidity and investment opportunities.

Results of Operations

Three- and Nine-Month Periods Ended February 28, 2023

Sales and gross profit for our two business segments for the three- and nine-months ended February 28, 2023 and 2022 were as follows:

	Three Months Ended February 28,			Nine Months Ended February 28,
	2023	2022	% Change	2023	2022	% Change
Sales:
Aviation Services
Commercial	$338.4	$264.0	28.2%	$940.4	$788.2	19.3%
Government and defense	160.7	174.0	(7.6)%	428.4	504.7	(15.1)%
	$499.1	$438.0	13.9%	$1,368.8	$1,292.9	5.9%
Expeditionary Services
Commercial	$1.1	$1.0	10.0%	$4.5	$1.8	150.0%
Government and defense	20.9	13.2	58.3%	63.9	49.2	29.9%
	$22.0	$14.2	54.9%	$68.4	$51.0	34.1%

	Three Months Ended February 28,			Nine Months Ended February 28,
	2023	2022	% Change	2023	2022	% Change
Gross Profit:
Aviation Services
Commercial	$61.4	$53.3	15.2%	$171.9	$128.4	33.9%
Government and defense	29.3	24.6	19.1%	79.1	84.4	(6.3)%
	$90.7	$77.9	16.4%	$251.0	$212.8	18.0%
Expeditionary Services
Commercial	$0.2	$—	nm	$0.5	$—	nm
Government and defense	3.4	2.5	36.0%	10.5	10.6	(0.9)%
	$3.6	$2.5	44.0%	$11.0	$10.6	3.8%

nm – Percentage change is not meaningful.

Three Month Period Ended February 28, 2023

Aviation Services Segment

Sales in the Aviation Services segment increased $61.1 million or 13.9% over the prior year quarter, primarily due to a $74.4 million or 28.2% increase in sales to commercial customers.  The increase in sales to commercial customers was primarily attributable to increased sales of $36.1 million in our aftermarket trading activities which included whole asset sales of $27.3 million during the current quarter compared to none in the prior year quarter.  In addition, sales increased $21.6 million in our new parts distribution activities as commercial passenger air traffic continues to recover from the impact of COVID-19.

During the third quarter of fiscal 2023, sales in this segment to government and defense customers decreased $13.3 million or 7.6%, from the prior year quarter.  The decrease in sales to government and defense customers was primarily due to the completion of certain government programs.

Changes in estimates and assumptions related to our long-term arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  In the third quarter of fiscal 2023, we had no cumulative catch-up adjustments compared to a favorable cumulative catch-up adjustment of $2.5 million in the prior year quarter.  The adjustment related to a long-term, power-by-the-hour program where we provide component inventory management and repair services.

Cost of sales in Aviation Services increased $48.3 million, or 13.4%, over the prior year quarter which was in line with the sales increase discussed above.

Gross profit in the Aviation Services segment increased $12.8 million, or 16.4%, over the prior year quarter.  Gross profit on sales to commercial customers increased $8.1 million, or 15.2%, over the prior year quarter primarily due to the increased sales in our new parts distribution activities discussed above.  The gross profit margin on sales to commercial customers decreased to 18.1% from 20.2% in the prior year quarter, primarily due to lower margins on sales in our aftermarket trading activities.

Gross profit on sales to government and defense customers increased $4.7 million, or 19.1%, over the prior year quarter with the gross profit margin increasing to 18.2% from 14.1%.  These increases are primarily due to higher recoveries on indirect costs and improved profitability on short-term contracts where revenue is recognized over time as the work progresses with our customer as well as the mix of products and services sold.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $7.8 million, or 54.9%, over the prior year quarter primarily due to higher volumes of our mobility products.  Gross profit in the Expeditionary Services segment increased $1.1 million, or 44.0%, over the prior year quarter primarily due to the increased sales.  Gross profit margin decreased to 16.4% from 17.6% in the prior year quarter primarily as a result of higher sales across lower margin product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.8 million, or 16.0%, over the prior year quarter primarily due to increased professional fees of $1.9 million for legal and due diligence costs related to our Trax acquisition and a charge of $1.8 million to recognize a liability for a Russian bankruptcy court judgment in the VIM-AVIA Airlines LLC matter.  As a percent of sales, selling, general and administrative expenses increased slightly to 10.9% from 10.8% in the prior year quarter primarily due to the professional fees and the recognized liability discussed above.

Interest Expense

Interest expense increased $3.2 million in the third quarter of fiscal 2023 reflecting the impact of both higher interest rates and higher average borrowings.  Our average borrowing rate was 5.65% during the current quarter compared to 1.01% in the prior year quarter.

Income Taxes

Our effective income tax rate for continuing operations was 26.8% for the third quarter of fiscal 2023 compared to 26.6% in the prior year period primarily due to increased non-deductible expenses in fiscal 2023.

Nine Month Period Ended February 28, 2023

Aviation Services Segment

Sales in the Aviation Services segment increased $75.9 million, or 5.9%, over the prior year period, primarily due to a $152.2 million, or 19.3%, increase in sales to commercial customers.  The increase in sales to commercial customers was primarily attributable to increased sales of $59.4 million in our new parts distribution activities and $55.8 million in our MRO activities as commercial passenger air traffic continues to recover from the impact of COVID-19.

During the nine-month period ended February 28, 2023, sales in this segment to government and defense customers decreased $76.3 million, or 15.1%, from the prior year period.  The decrease in sales to government and defense customers was primarily due to the completion of certain government programs.

Changes in estimates and assumptions related to our long-term arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  During the nine-month period ended February 28, 2023, we had net favorable cumulative catch-up adjustments of $5.8 million compared to net favorable cumulative catch-up adjustments of $7.4 million in prior year period.  These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Cost of sales in Aviation Services increased $37.7 million, or 3.5%, over the prior year period which was generally in line with the sales increase discussed above.

Gross profit in the Aviation Services segment increased $38.2 million, or 18.0%, over the prior year period.  Gross profit on sales to commercial customers increased $43.5 million, or 33.9%, over the prior year period primarily due to the COVID-19 recovery discussed above.  Gross profit margin on sales to commercial customers increased to 18.3% from 16.3% in the prior year period primarily from our actions to reduce both our fixed and variable cost structure.

Gross profit on sales to government and defense customers decreased $5.3 million, or 6.3%, from the prior year with the gross profit margin increasing to 18.5% from 16.7% primarily driven by cumulative catch-up adjustments on long-term government programs of $3.5 million and higher recoveries on indirect costs and improved profitability on short-term contracts where revenue is recognized over time as the work progresses with a customer.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $17.4 million, or 34.1%, over the prior year period primarily due to higher volumes for our mobility products.  Gross profit in the Expeditionary Services segment increased $0.4 million, or 3.8%, over the prior period primarily due to the higher sales volumes.  Gross profit margin decreased to 16.1% from 20.8% in the prior year period primarily as a result of higher sales across lower margin product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.3 million, or 9.8%, over the prior year period primarily due to investments to support sales growth.  As a percent of sales, selling, general and administrative expenses increased to 11.1% from 10.8% in the prior year quarter due to these incremental investments.

Interest Expense

Interest expense increased $5.2 million over the prior year period reflecting the impact of both higher interest rates and higher average borrowings.  Our average borrowing rate was 4.14% during the current quarter compared to 0.99% in the prior year quarter.

Income Taxes

Our effective income tax rate for continuing operations was consistent at 26.8% in both the current and prior year periods.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met through the generation of cash from operations.  In addition to operations, our current capital resources include an unsecured revolving credit facility under the New Credit Agreement referred to below and an accounts receivable financing program.  Periodically, we may also raise capital through common stock or other equity or debt financings in the public or private markets.  We continually evaluate various financing arrangements, including the issuance of common stock, other equity or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue equity or debt securities in the public or private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.  Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital.

At February 28, 2023, our liquidity and capital resources included working capital of $736.2 million inclusive of cash of $52.7 million.

On December 14, 2022, we entered into a new credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “New Credit Agreement”). The New Credit Agreement provides for a $620 million unsecured revolving credit facility (the "Revolving Credit Facility") that we can draw upon for working capital and general corporate purposes. Under certain circumstances, we may request an increase to the lending commitments under the Credit Agreement by an aggregate amount of up to $300 million, not to exceed $920 million in total.  The New Credit Agreement expires on December 14, 2027.

On December 14, 2022, and in connection with our entry into the New Credit Agreement, we terminated our revolving credit facility under the credit agreement dated April 12, 2011, as amended, (the “2011 Credit Agreement”) with the outstanding borrowings under the 2011 Credit Agreement at the date of its termination rolled over to the New Credit Agreement.

Borrowings outstanding under the Revolving Credit Facility under the New Credit Agreement at February 28, 2023 were $188.0 million and there were approximately $11.2 million of outstanding letters of credit, which reduced the availability under this facility to $420.8 million as of February 28, 2023. There are no other terms or covenants limiting the availability of the Revolving Credit Facility.

As of February 28, 2023, we also had other financing arrangements that did not limit our availability on the Revolving Credit Facility, including outstanding letters of credit of $11.7 million and foreign lines of credit of $9.1 million.

We maintain a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2024, however, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations under certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet.

During the nine-month periods ended February 28, 2023 and 2022, we sold $132.8 million and $225.5 million, respectively, of receivables under the Purchase Agreement and remitted $131.5 million and $246.1 million, respectively, to the Purchaser on their behalf.  As of February 28, 2023 and May 31, 2022, we had collected cash of $1.4 million and $5.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

At February 28, 2023, we were in compliance with all financial and other covenants under our financing arrangements.

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date.  The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.  During the nine-month period ended February 28, 2023, we repurchased 1.2 million shares for an aggregate purchase price of $50.1 million. No repurchases were made during the three-month period ended February 28, 2023. Since inception of the renewal authorization, we have repurchased 2.2 million shares for an aggregate purchase price of $92.4 million and expect to fully utilize the authorization over the next twelve months with repurchases occurring from time to time in open market purchases or privately negotiated transactions at the discretion of management, subject to prevailing market conditions and other considerations, including the Company’s liquidity and investment opportunities.

Cash Flows from Operating Activities

Net cash used in operating activities–continuing operations was $21.5 million in the nine-month period ended February 28, 2023 compared to cash provided of $49.6 million in the prior year period.  The decrease from the prior period of $71.1 million was primarily attributable to an $18 million license fee payment to Unison Industries for an amendment of our distribution agreement and increased investments in inventory to support future growth in our aftermarket trading activities.

Net cash used in operating activities–discontinued operations was $0.4 million in the nine-month period ended February 28, 2023, compared to $14.5 million in the prior year period.  The decrease from the prior year of $14.1 million was primarily attributable to the payments related to our settlement of the U.S. Department of Justice’s False Claims Act investigation.

Cash Flows from Investing Activities

Net cash used in investing activities was $27.3 million during the nine-month period ended February 28, 2023, compared to cash used of $6.9 million in the prior year period.  The increase over the prior period was primarily related to proceeds of $7.3 million in the prior year period from the sale of a manufacturing facility formerly used by our Mobility operations and higher expenditures on property and equipment in the current year period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $44.5 million during the nine-month period ended February 28, 2023, compared to cash used of $45.3 million in the prior year period.  The increase from the prior period was primarily attributable to additional borrowings under our Revolving Credit Facility in the current year period for inventory and other investments to support sales growth.  This increase was partially offset by the repurchase of 1.2 million shares for $50.1 million in conjunction with our current stock repurchase program which began in December 2021.

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

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Foreign Currency Risk.  Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates.  Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.  A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended February 28, 2023.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022. There were no significant changes during the quarter ended February 28, 2023.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of February 28, 2023, to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 15 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.  There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 15 to our Condensed Consolidated Financial Statements for the quarter ended February 28, 2023 contained in this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

There is no material change in the information reported under Part I-Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 with the exception of the addition of the following risk factor:

We may not realize the anticipated benefits of the Trax acquisition, and may face difficulties integrating Trax’s operations, either of which could have a material adverse impact on the Company’s business, operating results and financial condition.

We expect the acquisition of Trax, as a provider of comprehensive MRO and airline fleet management software, to expand our proprietary technology and digital portfolio and accelerate our strategy to offer digital solutions to our customers.  However, we may not realize the anticipated benefits of the Trax acquisition or our digital solutions strategy, including any synergies, cross-selling opportunities, cost savings or growth opportunities. These benefits may not be achieved within the anticipated time frame, or at all. Further, we may not be able to execute our integration plans for Trax and may face diversion of management attention from our existing business, unanticipated costs and risks associated with expanding further into the digital solutions market. Failing to realize the anticipated benefits and difficulties integrating Trax could have a material adverse effect on business, operating results and financial condition.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts

Credit Agreement dated as of December 14, 2022 among AAR CORP., Wells Fargo, N.A., as administrative agent, and the various financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022).

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

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2023 and May 31, 2022, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended February 28, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended February 28, 2023 and 2022, (iv)  Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2023 and 2022, (v) Condensed Consolidated Statement of Changes in Equity for the three- and nine-months ended February 28, 2023 and 2022 (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	March 21, 2023	/s/ SEAN M. GILLEN
Sean M. Gillen
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)