Form 10-K
period 2023-05-31
AAR CORP
filed 2023-07-18
CIK 1750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2023 or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $1,524 million (based upon the closing price of the Common Stock at November 30, 2022 as reported on the New York Stock Exchange).

On June 30, 2023, there were 34,934,957 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Company’s proxy statement for the Company’s 2023 Annual Meeting of Stockholders, to be held September 19, 2023, are incorporated by reference in Part III of this report.

PART I

ITEM 1.BUSINESS

General

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise. AAR was founded in 1951, organized in 1955 and reincorporated in Delaware in 1966. We are a diversified provider of products and services to the worldwide aviation and government and defense markets.

In fiscal 2023, we established new partnerships, expanded our service offerings, and enhanced our approach to safety to best serve our customers across the world. The global recovery in commercial air travel drove an increased demand for our services, enabling us to achieve strong results across our portfolio, particularly in used serviceable material and new parts distribution. Our actions to reduce costs and improve operating efficiency were reflected in our improved profitability during fiscal 2023.

Our sales to commercial customers in fiscal 2023 increased by $245.0 million, or 22.6%, over the prior year reflecting the recovery in commercial air travel following the height of the impact of COVID-19 as well as growth from recently awarded new parts distribution contracts. Our sales to government customers in fiscal 2023 decreased by $74.5 million, or 10.1%, from the prior year as we completed certain government programs, including our Afghanistan contracts.

We were also successful in winning new long-term agreements in both our commercial and government markets. We were awarded a significant expansion of our exclusive agreement with Unison Industries which broadens our distribution of select Unison ignitor plugs, ignition leads, harnesses, and related spare parts. We also extended our distribution relationship with Leach International Corp to supply electromechanical and solid-state switch gears to the electronics end-market. In our commercial programs activities, we were awarded a multi-year, flight-hour component support contract with flydubai for their growing Boeing 737 MAX fleet.

In our government market, we were awarded a firm-fixed price contract from the U.S. Air Force to produce Next Generation All Aluminum Cargo Pallets with a total contract value, including option periods, of $173.5 million. We were also awarded a contract from the Norwegian Defence Logistics Organisation to provide commercial common parts for the Royal Norwegian Air Force P-8A fleet.

During the fourth quarter of fiscal 2023, we acquired Trax USA Corp. (“Trax”), a leading independent provider of aircraft MRO and fleet management software which was founded in 1999. The acquisition price was $120 million in cash, plus up to a $20 million earn-out payment based on adjusted revenue in calendar year 2023 and 2024. Trax offers critical software applications to a diverse global customer base of airlines and MROs supporting approximately 5,000 aircraft. Trax’s comprehensive solutions support the entire spectrum of maintenance activities and create the system of record required by airlines and MROs. The Trax acquisition adds established, higher-margin aviation aftermarket software offerings with recurring revenue to our portfolio and provides opportunities to cross-sell products and services.

During fiscal 2023, we continued our strong focus on working capital management with cash flows from operating activities from continuing operations of $23.8 million which included significant investments in inventory, rotable assets, and licensing arrangements to support further growth. Borrowings outstanding under the Revolving Credit Facility were $272.0 million at May 31, 2023 with an availability on the facility of $336.9 million.

Over the long-term, we expect to see strength in our aviation products and services given our offerings of value-added solutions to both commercial and government and defense customers. We believe long-term commercial aftermarket growth trends are favorable. As we continue to invest in the pipeline of opportunities in the government market, our long-term strategy continues to emphasize investing in the business and capitalizing on opportunities in both the commercial and government markets.

Business Segments

Aviation Services

The Aviation Services segment provides aftermarket support and services for the commercial aviation and government and defense markets and accounted for approximately 95% of our sales in fiscal 2023, 2022, and 2021. In this segment, we also provide inventory management and distribution services, maintenance, repair, and overhaul (“MRO”) services, and engineering services. Business activities in this segment are primarily conducted through AAR Supply Chain, Inc.; AAR Government Services, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; AAR Aircraft Services, Inc.; AAR Allen Services, Inc.; AAR Landing Gear LLC; AAR International, Inc.; Trax USA CORP.; and AAR Airlift Group, Inc.

We sell and lease a wide variety of new, overhauled and repaired engine and airframe parts and components and aircraft to our commercial aviation and government/defense customers.

We provide customized flight hour component inventory and repair programs, warranty claim management, and outsourcing programs for engine and airframe parts and components in support of our airline and government customers’ maintenance activities. The types of services provided under these programs include some or all of the following functions: material planning, sourcing, logistics, information and program management, and parts and component repair and overhaul. We are also an authorized distributor for more than 30 product lines, which include parts from over 300 Federal Supply Class codes sourced from over 20 leading aviation original equipment manufacturers (“OEM”s). We also have an interest in a joint venture supporting the distribution of OEM parts to customers in Asia.

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

In addition to our North American facilities, we also have an interest in a joint venture which operates an airframe maintenance facility in India. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

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

To support activities within the Aviation Services segment, we acquire aviation parts and components from domestic and foreign airlines, independent aviation service companies, aircraft leasing companies, and OEMs. We have ongoing arrangements with OEMs that provide us access to parts, repair manuals, and service bulletins in support of parts manufactured by them. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price, and delivery. From time to time, we purchase airframes and engines for resale or disassembly into individual parts and components. Airframes and engines may also be leased to airlines by us or through joint ventures on a short-term basis prior to disassembly or sale.

Expeditionary Services

The Expeditionary Services segment primarily consists of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations. The Expeditionary Services segment accounted for approximately 5% of our sales in fiscal 2023, 2022, and 2021. Business activities in this segment are primarily conducted through AAR Manufacturing, Inc. and Brown International Corporation.

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

Change in Operating Segments

During the first quarter of fiscal 2024, our chief operating decision maker (“CODM”) implemented changes in how he evaluates the business, allocates resources, and assesses performance. Specifically, this new structure results in the separation of our Aviation Services segment into three new operating segments: Parts Supply, Repair & Engineering and Integrated Solutions. Beginning with the first quarter of fiscal 2024, we will report under this new structure using the following four operating segments:

●	Parts Supply, primarily consisting of our sales of used serviceable engine and airframe parts and components and distribution of new parts;
●	Repair & Engineering, primarily consisting of our maintenance, repair, and overhaul services across airframes and components, including landing gear;
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”) and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations.

In conjunction with the re-alignment, our CODM will evaluate each segment’s performance based on operating income instead of gross profit as the CODM believes operating income is a more comprehensive profitability measure for each operating segment. These changes will be initially reflected in our condensed consolidated financial statements for the quarterly period ended August 31, 2023 and are not reflected herein.

Raw Materials and Procurement of Repair and Other Services

Although we generated approximately 60% of our fiscal 2023 sales from the sale of products, we are generally engaged in only limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing of raw materials. We purchase raw materials for our manufacturing operations, including steel, aluminum, extrusions, balsa, and other necessary supplies from several vendors. Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources for each segment at competitive prices, terms, and conditions, and we expect to be able to continue to do so.

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

Sales to Government and Defense Customers

Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $661.7 million (33.2% of consolidated sales), $736.2 million (40.5% of consolidated sales) and $845.9 million (51.2% of consolidated sales) in fiscal 2023, 2022 and 2021, respectively. Sales to branches, agencies, and departments of the U.S. government and their contractors were $577.0 million (29.0% of consolidated sales), $620.0 million (34.1% of consolidated sales) and $738.8 million (44.7% of consolidated sales) in fiscal 2023, 2022, and 2021, respectively.

Sales to government and defense customers are reported in each of our operating segments (See Note 16 of Notes to Consolidated Financial Statements). Since such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government sales are for products and services supporting DoS flight operations and DoD logistics and mobility strategy. Thus, our government contracts have changed, and may continue to change, with fluctuations in defense and other governmental agency spending and requirements.

For example, the U.S. Government decided to withdraw its U.S. Department of State personnel presence in Afghanistan during calendar year 2021. In conjunction with the U.S. exit from Afghanistan, we concluded our activities in country under our INL/A WASS and U.S. Department of Defense contracts in fiscal 2022. The operations related to our activities in Afghanistan contributed revenue of $67 million in fiscal 2021.

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

Backlog

Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts. The backlog primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services. Backlog includes our remaining performance obligations based on the transaction price of firm orders for which work has not yet been performed as of May 31, 2023 and excludes unexercised contract options and potential orders under contracts such as ID/IQ contracts.

At May 31, 2023, our firm backlog was approximately $740 million, and we expect that approximately 45% of this backlog will be recognized as revenue over the next 12 months and approximately 75% will be recognized as revenue over the next three years.

Human Capital Resources

As of May 31, 2023, we employed approximately 5,000 employees worldwide, with approximately 3,850 employees in the U.S. and approximately 1,150 employees outside of the U.S. The numbers are inclusive of approximately 100 U.S. employees from our recent Trax acquisition. We also retained approximately 500 contract workers as of May 31, 2023, the majority of whom are located at our airframe maintenance facilities. We retain these contract workers as they provide unique skill sets which are necessary at certain facilities as well as mitigate the impact of demand variability with our customers.

Our employees provide the foundation for our ability to achieve our strategic objectives. They are instrumental in driving operational execution and strong financial performance and maintaining a strong quality and compliance program.

The success and growth of our business depends on our ability to attract, retain, and develop a population of talented and high-performing employees at all levels of our organization. To achieve this objective, we have formulated a human capital management vision to be the place of choice for people to build an inspiring career. Our people are at the center of our business. We care about the experience they have with us and the impact we collectively have in our community.

Our human capital management strategy is centered on a purposeful culture, proactive career development and an inspiring employee experience. We believe this strategy is important because it helps us ensure workforce engagement, retention and productivity, which sets a foundation for strong business growth. Our human capital strategy includes the components noted below.

We are excited that Tracey Patterson has joined AAR as our Chief HR Officer leading our people strategy globally. Tom Hoferer has also joined as our Senior Vice President and General Manager to lead our Repair & Engineering segment where a large percentage of our workforce resides.

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

We launched a corporatewide Safety and Management System (“SMS”), making us the first independent third-party MRO organization to implement this FAA recognized program. Our corporate SMS provides a single platform for all employees to proactively identify and report hazards, perform risk analysis, mitigate risks and share best practices.

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

Diversity, Inclusion and Engagement

We are an equal opportunity employer and recognize the value of an inclusive workforce. We believe that diversity and inclusivity empowers us to live our core values, and to be more innovative and focused on embracing new ideas for an ever-changing world. We have established company-wide Employee Resource Groups (“ERGs”) where employees can foster connections and develop in a supportive environment. Our ERGs also support the recruitment and development of diverse talent throughout the organization.

We are continually seeking out new ways to broaden our exposure to underrepresented groups in the aviation industry and to do our part to develop talent globally. AAR’s Fellowship Program provides recipients tuition assistance and the opportunity to work at one of our MRO facilities while completing their Airframe and Powerplant program at a partner college. After graduation, fellows in good standing are guaranteed employment with us. Due to the success of this program, we have expanded our Fellowship program in calendar 2023 to include two Indianapolis, Indiana colleges.

Talent Development

Our continued success depends on a workforce of skilled talent. Attracting people to join us and retaining that workforce requires collaboration across industry, education, and government to develop pathways for future talent. We are proud to lead the way. Our custom-built Eagle Career Pathway program is helping us build the next generation labor force, hire from untapped talent pools and enable easy transition from military service. We are also proud to partner with Choose Aerospace, a 501(c)(3) nonprofit, to create a general aviation curriculum based on FAA standards. Following a successful pilot program, the curriculum officially launched across six states.

Internally, our global talent development model aligns with our desire to support a talented and high performing workforce throughout our organization. Annual talent reviews are conducted to provide meaningful and timely feedback, identify career aspirations and opportunities to grow future focused skills. The development of our talent is ongoing through Individual Development Plans, assessments, learning and development classes, mentorship programs, and cohort style leadership development programs. We seek to foster a spirit of continuous learning and our workforce has responded with a total of 19,000 hours of professional development since 2019 including 5,000 hours in fiscal 2023.

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

Available Information

For additional information concerning our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Segment Information” in Note 16 of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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

Information about our Executive Officers

Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
John M. Holmes	46	Chairman, President, and Chief Executive Officer, Director
Sean M. Gillen	37	Senior Vice President and Chief Financial Officer
Jessica A. Garascia	44	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
Chris Jessup	45	Senior Vice President, Chief Commercial Officer
Eric S. Pachapa	50	Vice President, Controller and Chief Accounting Officer
Tracey Patterson	48	Senior Vice President, Chief Human Resources Officer

Mr. Holmes is Chairman, President and Chief Executive Officer, having served in that capacity since January 2023. Prior to that he served as President and Chief Executive Officer since June 2018. From June 2017 to May 2018, Mr. Holmes served as President and Chief Operating Officer. From February 2015 to June 2017, Mr. Holmes served as Chief Operating Officer – Aviation Services. Prior to that, Mr. Holmes served as Group Vice President, Aviation Services – Inventory Management and Distribution from 2012 to 2015, General Manager and Division President of our Allen Asset Management business from 2003 to 2012, and in various other positions since joining the Company in September 2001. Mr. Holmes has been a director of the Company since 2017.

Mr. Gillen is Senior Vice President and Chief Financial Officer, having served in that capacity since January 2019. Prior to joining AAR, Mr. Gillen was Vice President and Treasurer of USG Corporation since 2017. Prior to USG, Mr. Gillen spent nine years in investment banking with Goldman Sachs, most recently as a Vice President in their Global Industrials Group.

Ms. Garascia is Senior Vice President, General Counsel, Chief Administrative Officer and Secretary, having served in the capacity of General Counsel and Secretary since February 2020 and Chief Administrative Officer since July 2022. Prior to joining the Company, from September 2013 through February 2020, Ms. Garascia served in positions of increasing responsibility for USG Corporation, most recently as Deputy General Counsel. Prior to USG, Ms. Garascia was an attorney for the Museum of Science and Industry and the law firm of Jenner & Block.

Mr. Jessup is Senior Vice President, Chief Commercial Officer Vice President, Chief Commercial Officer, having served in that capacity since June 2017. Mr. Jessup previously served as Chief Commercial Officer for the Company’s Aviation Services segment since February 2015, and prior to that, he served in various capacities within the Company’s Maintenance, Repair and Overhaul operations.

Mr. Pachapa is Vice President, Controller and Chief Accounting Officer, having served in that capacity since July 2016. Mr. Pachapa previously served as Controller since October 2015 and Senior Director of Accounting and Reporting since April 2014. Prior to joining the Company, Mr. Pachapa was with Glanbia plc from 2011 to 2014, and with Ernst & Young LLP from 1996 to 2011.

Ms. Patterson is Senior Vice President, Chief Human Resources Officer, having served in that capacity since February 2023. Prior to joining the Company, from June 2006 through February 2023, Ms. Patterson served in positions of increasing responsibility for Accenture, most recently as Managing Director in their Operations business leading Global HR Operations for Accenture. Prior to Accenture, Ms. Patterson spent ten years in client service delivery with Aon and Arthur Andersen.

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

A reduction in the operating fleet of aircraft both in the U.S. and abroad will result in reduced demand for parts support and maintenance activities for the type of aircraft affected. A deteriorating airline environment may also result in our inability to fully collect outstanding accounts receivable, which we experienced during the height of the COVID-19 pandemic in 2020 and 2021. Reduced demand from customers caused by weak economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations.

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

Our business, financial condition, results of operations, and growth rates have been and may continue to be adversely affected by these and other events that impact the aviation industry, including the following:

●	deterioration in the financial condition of our existing and potential customers;
●	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support;
●	retirement of older generation aircraft, resulting in lower prices for spare parts and services for those aircraft;
●	reductions in demand for used aircraft and engines;
●	increased in-house maintenance by airlines;
●	lack of parts in the marketplace;
●	acts of terrorism;
●	economic sanctions;
●	inflationary pressures and conditions;
●	political, social and economic instability and disruptions;
●	cost of labor shortages and other changes in labor conditions;
●	future outbreaks of infectious diseases; and
●	acts of God.

Pandemics and other disease outbreaks, such as COVID-19, and similar public health threats that may arise in the future, may have a material adverse impact on our business, results of operations, financial condition, and liquidity.

While commercial airline traffic recovered significantly from COVID-19 over the last two years, pandemics, disease outbreaks or similar public health threats, continues to pose a range of risks to our business. The emergence of new variants or diseases, developments in the public health situation, the reimposition of regional or global travel restrictions, and other pandemic-related complications could have a negative impact on our business.

Reduced numbers of aircraft flying or flight hours negatively impacts the demand for our aftermarket parts support and maintenance services, and any prolonged reduction in the future could materially and adversely affect our business, operating results, financial condition, and liquidity.

From the COVID-19 pandemic, some businesses have expanded remote working opportunities and continued to restrict non-essential travel for their employees, which has kept demand for business air travel below pre-pandemic levels. Consumer behavior related to traveling may continue to be negatively impacted by adverse changes in business travel patterns or adverse changes in the perceived or actual economic climate, including declines in income levels and/or loss of wealth resulting from the impact from economic conditions.

We are unable to predict the extent to which disease outbreaks or other public health threats that may arise in the future may change air travel, which could have a material impact on our business. The degree to which any future disease outbreaks or public health threats may impact our business, results of operations, financial condition, and liquidity is uncertain and will depend on future developments.

Our U.S. government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

Our sales to branches, agencies and departments of the U.S. government and their contractors were $577.0 million (29.0% of consolidated sales) in fiscal 2023 (See Note 16 of Notes to Consolidated Financial Statements). The majority of our U.S. government sales is for products and services supporting DoD aircraft sustainment and mobility strategy and DoS flight operations and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government and their contractors are typically agreements to provide products and services at a fixed price and have a term of one year or less, frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop and personnel deployment worldwide, competitive bidding, U.S. government funding, requirements generated by world events, and budgetary constraints. For example, in conjunction with the U.S. exit from Afghanistan in fiscal 2022, we concluded our activities in country under our DoS and DoD contracts.

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

In addition, U.S. government programs budgets could be negatively impacted by possible policy changes on defense spending, spending priorities outside defense, reduction in military presence overseas and in general pressure to reduce U.S. defense spending. A significant reduction in defense spending could result in a reduction in the amount of our products and services furnished to the U.S. government.

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

We recognize revenue on our long-term contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the services are delivered, which generally requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process is complex and involves significant judgment related to assumptions on flight hours, component repair costs, labor hours and rates, and contract penalties and incentives. Adjustments to estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results.

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

Success at our airframe maintenance facilities is dependent upon continued outsourcing by the airlines and our ability to maintain our operational footprint.

We currently perform airframe maintenance, repair, and overhaul activities at six leased locations. If our maintenance facilities become unavailable either temporarily or permanently due to our inability to extend our leases on commercial reasonable terms, labor disruptions or circumstances beyond our control, such as geopolitical developments or logistical complications arising from acts of war, cyber-attacks, weather, global climate change, earthquakes or other natural disasters including public health crises, we may be unable to shift such work to other facilities or to make up for lost work. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. In addition, certain airlines operate certain new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft nor technicians trained and certified to perform the required airframe maintenance, repair, and overhaul activities. If either the number of aircraft operating or the level of outsourcing of maintenance activities declines, we may not be able to execute our operational and financial plans at our maintenance, repair, and overhaul facilities, which could adversely affect our results of operations and financial condition.

Our operations may be adversely affected by a shortage of skilled personnel or work stoppages.

Our business has historically been dependent on educated and skilled aviation mechanics because of the complex nature of many of our products and services. We face competition for management and qualified technical personnel from other companies and organizations. Furthermore, we have a collective bargaining agreement covering approximately 200 employees in our Expeditionary Services segment (approximately 5% of our total workforce).

Our ability to operate successfully and meet our customers’ demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including aviation mechanics, to conduct our business, or we experience a significant or prolonged work stoppage in such an environment. In such case, our ability to secure new work and our results of operations and financial condition could be adversely affected. There is significant competition for such personnel in the industries in which we operate. We may be impacted by higher labor costs and/or labor shortages due to wage and salary inflationary pressures in the economy, a tightening labor market and increased rates of employee resignations generally throughout the U.S. economy.

Employees in certain locations have shown increased interest in unionization. If a significant portion of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could increase our costs, change our employee culture, decrease our flexibility and disrupt our business. Additionally, our responses to any union organizing efforts could negatively impact how we are perceived and have adverse effects on our business, including on our financial results. These responses could also expose us to legal risk, causing us to incur costs to defend legal and regulatory actions, potential penalties and restrictions or reputational harm.

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

We conduct our business in a number of foreign countries, some of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●	military conflicts, civil strife, and political risks;
●	export regulations that could erode profit margins or restrict exports;
●	export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union and others;
●	compliance with the U.S. Foreign Corrupt Practices Act, United Kingdom (“UK”) Bribery Act 2010, and other anti-bribery and anti-corruption laws; see Note 17 of Notes to Consolidated Financial Statements for information about certain pending proceedings;
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;
●	import and export duties and value added taxes;
●	foreign exchange risk;
●	transportation delays and interruptions;
●	uncertainties arising from foreign local business practices and cultural considerations; and
●	changes in U.S. policies on trade relations and trade policy, including implementation of or changes in trade sanctions, tariffs, and embargoes.

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

We may not realize the anticipated benefits of the Trax acquisition, and may face difficulties integrating Trax’s operations.

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

Risks Related to Financial Matters

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

We have recorded goodwill and other intangible assets related to acquisitions, including $122.3 million associated with our acquisition of Trax in fiscal 2023. If we are unable to achieve the projected levels of operating results, it may be necessary to record an impairment charge to reduce the carrying value of goodwill and related intangible assets. Similarly, if we were to lose a key customer or if a regulator were to terminate any of our repair certificates at our airframe maintenance or landing gear facilities, we might be required to record an impairment charge if we were unable to operate.

We may not be able to fully execute our stock repurchase program and may not otherwise return capital to our stockholders in the foreseeable future.

In 2021, we announced a stock repurchase program with authorization to repurchase up to $150 million of our common stock, of which $92.4 million has been repurchased under the program as of May 31, 2023. There is no guarantee as to the exact number of shares or value that will be repurchased under the stock repurchase program and we may discontinue purchases at any time. Whether we make any further repurchases will depend on many factors, including but not limited to our business and financial performance, the business and market conditions at the time, including the price of our shares, and other factors that management considers relevant. Additionally, we expect to fund repurchases under our stock repurchase program through cash on hand, which may impact our ability to pursue potential strategic opportunities. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness and there can be no assurance that any stock repurchases will enhance stockholder value.

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

Our ability to manage our business and to execute our business strategy is dependent, in part, on the continued availability of debt and equity capital. Access to the debt and equity capital markets may be limited by various factors, including the condition of overall credit markets, general economic factors, interest rates, state of the aviation industry, our financial performance, and credit ratings. Debt and equity capital may not continue to be available to us on favorable terms, or at all. Our inability to obtain financing on favorable terms could adversely affect our results of operations and financial condition.

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

U.S. government rules allow contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. If a contracting officer were to impose such a withholding on us or even on a prime contractor where we are the subcontractor, it would increase the risk that we would not be paid in full or paid timely. If future audit adjustments exceed our estimates, our profitability could be adversely affected.

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

The aviation industry is highly regulated by the FAA in the U.S. and equivalent regulatory agencies in other countries. Before we sell any of our products that are to be installed in an aircraft, such as engines, engine parts and components, and airframe and accessory parts and components, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in certain other countries. We operate repair stations that are licensed by the FAA and the equivalent regulatory agencies in certain other countries, and hold certificates to operate aircraft. Specific regulations vary from country to country; although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. New and more stringent governmental regulations may be adopted in the future that, if enacted, may have an adverse impact on us.

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

There has been an increasing focus on corporate ESG practices and disclosures over the past few years, and expectations in this area are rapidly evolving. The criteria used to evaluate ESG practices may continue to evolve, which could result in greater expectations and may cause us to undertake costly initiatives to satisfy new criteria and abide by any new disclosure requirements. The increasing attention to sustainability could also result in reduced demand for certain of our products and/or reduced profits. If we are unable to respond effectively, investors may conclude that our ESG policies and/or actions are inadequate and decide not to invest in our stock. If we are perceived to have failed to achieve our ESG initiatives or accurately disclose our progress on such matters, our reputation, business, financial condition and results of operations could be adversely impacted.

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

ITEM 3.LEGAL PROCEEDINGS

Note 17 of the Notes to our Consolidated Financial Statements for the year ended May 31, 2023 contained in Item 8 of this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. The information in Note 17 is incorporated by reference in this Item 3.

There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 17 to our Consolidated Financial Statements for the year ended May 31, 2023 contained in this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “AIR.” On June 30, 2023, there were approximately 775 holders of common stock, including participants in security position listings.

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock on May 31, 2018 to the Standard and Poor’s (“S&P”) 500 Index and the Proxy Peer Group:

		Indexed Returns
	Base Period	Years Ending
Company/Index/Peer Group	5/31/18	5/31/19	5/31/20	5/31/21	5/31/22	5/31/23
AAR CORP.	100.00	67.84	45.89	94.99	109.71	114.01
S&P 500 Index	100.00	103.78	117.11	164.32	163.83	168.62
Peer Group	100.00	107.72	79.11	125.38	113.68	125.57

The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market. The Company’s Fiscal 2023 Proxy Peer Group companies are listed as follows:

Aerojet Rocketdyne Holdings, Inc.	Kaman Corporation
Applied Industrial Technologies, Inc.	Moog Inc.
Barnes Group Inc.	MSC Industrial Direct Co., Inc.
Crane Co.	Spirit Aerosystems Holdings, Inc. *
Curtiss-Wright Corporation	The Timken Company
Ducommun Incorporated *	TriMas Corporation
Heico Corporation	Triumph Group, Inc.
Hexcel Corporation	Woodward, Inc.

*  New peer group companies added for fiscal 2023 due to their business and financial comparability to the Company.

Three companies were removed from the prior year’s peer group: Cubic Corporation was acquired, and Teledyne Technologies Incorporated and CACI International Inc were judged to no longer be suitable comparator companies due to their size.

The Company annually revisits the composition of the peer group to ensure that the Company’s performance is measured against those of comparably sized and situated companies. The mix of the Company’s commercial and government/defense markets presents a challenge in constructing a peer group, given that many government/defense contractors have substantially greater resources than the Company.

Dividends

The prohibition on our payment of dividends under the Payroll Support Program of the CARES Act ended September 30, 2021. We did not declare any dividends in fiscal 2022 or 2023. The declaration and payment of cash dividends is at the discretion of our Board of Directors and will be dependent upon our future earnings, cash flows, financial condition, capital requirements and strategy and any future government restrictions.

ITEM 6.	(Reserved)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)

Background and Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K. For a discussion of the comparison of fiscal 2022 and 2021, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended May 31, 2022 (filed July 21, 2022).

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

Our chief operating decision making officer (“CODM”) is our Chief Executive Officer and he evaluates performance on our operating segments using gross profit as the primary profitability measure. Gross profit is calculated by subtracting cost of sales from sales. The assets and certain expenses related to corporate activities are not allocated to the segments. Our operating segments are aligned principally around differences in products and services.

Change in Operating Segments

During the first quarter of fiscal 2024, our CODM implemented changes in how he evaluates the business, allocates resources, and assesses performance. Specifically, this new structure results in the separation of our Aviation Services segment into three new operating segments: Parts Supply, Repair & Engineering and Integrated Solutions. Beginning with the first quarter of fiscal 2024, we will report under this new structure using the following four operating segments:

●	Parts Supply, primarily consisting of our sales of used serviceable engine and airframe parts and components and distribution of new parts;
●	Repair & Engineering, primarily consisting of our maintenance, repair, and overhaul services across airframes and components, including landing gear;
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”) and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations.

In conjunction with the re-alignment, our CODM will evaluate each segment’s performance based on operating income instead of gross profit as the CODM believes operating income is a more comprehensive profitability measure for each operating segment. These changes will be initially reflected in our condensed consolidated financial statements for the quarterly period ended August 31, 2023 and are not reflected herein.

Business Trends and Outlook

In fiscal 2023, we established new partnerships, expanded our service offerings, and enhanced our approach to safety to best serve our customers across the world. The global recovery in air travel drove an increased demand for our services, enabling us to achieve strong results across our portfolio, particularly in used serviceable material and new parts distribution. Our actions to reduce costs and improve operating efficiency were reflected in our improved profitability during fiscal 2023.

Our sales to commercial customers in fiscal 2023 increased by $245.0 million, or 22.6%, over the prior year reflecting the recovery in commercial air travel following the height of the impact of COVID-19 as well as growth from recently awarded new parts distribution contracts. Our sales to government customers in fiscal 2023 decreased by $74.5 million, or 10.1%, from the prior year as we completed certain government programs, including our Afghanistan contracts.

We were also successful in winning new long-term agreements in both our commercial and government markets. We were awarded a significant expansion of our exclusive agreement with Unison Industries which broadens our distribution of select Unison ignitor plugs, ignition leads, harnesses, and related spare parts. We also extended our distribution relationship with Leach International Corp to supply electromechanical and solid-state switch gears to the electronics end-market. In our commercial programs activities, we were awarded a multi-year, flight-hour component support contract with flydubai for their growing Boeing 737 MAX fleet.

In our government market, we were awarded a firm-fixed price contract from the U.S. Air Force to produce Next Generation All Aluminum Cargo Pallets with a total contract value, including option periods, of $173.5 million. We were also awarded a contract from the Norwegian Defence Logistics Organisation to provide commercial common parts for the Royal Norwegian Air Force P-8A fleet.

During the fourth quarter of fiscal 2023, we acquired Trax USA Corp. (“Trax”), a leading independent provider of aircraft MRO and fleet management software which was founded in 1999. The acquisition price was $120 million in cash, plus up to a $20 million earn-out payment based on adjusted revenue in calendar year 2023 and 2024. Trax offers critical software applications to a diverse global customer base of airlines and MROs supporting approximately 5,000 aircraft. Trax’s comprehensive solutions support the entire spectrum of maintenance activities and create the system of record required by airlines and MROs. The Trax acquisition adds established, higher-margin aviation aftermarket software offerings with recurring revenue to our portfolio and provides opportunities to cross-sell products and services.

During fiscal 2023, we continued our strong focus on working capital management with cash flows from operating activities from continuing operations of $23.8 million which included significant investments in inventory, rotable assets, and licensing arrangements to support further growth. Borrowings outstanding under the Revolving Credit Facility were $272.0 million at May 31, 2023 with an availability on the facility of $336.9 million.

Over the long-term, we expect to see strength in our aviation products and services given our offerings of value-added solutions to both commercial and government and defense customers. We believe long-term commercial aftermarket growth trends are favorable. As we continue to invest in the pipeline of opportunities in the government market, our long-term strategy continues to emphasize investing in the business and capitalizing on opportunities in both the commercial and government markets.

Results of Operations – Fiscal 2023 Compared with Fiscal 2022

Sales and gross profit for our two operating segments for the years ended May 31, 2023 and 2022 were as follows:

	For the Year Ended May 31,
	2023	2022	% Change
Sales:
Aviation Services
Commercial	$1,320.5	$1,081.6	22.1%
Government and defense	578.2	664.2	(12.9)%
	$1,898.7	$1,745.8	8.8%
Expeditionary Services
Commercial	$8.3	$2.2	277.3%
Government and defense	83.5	72.0	16.0%
	$91.8	$74.2	23.7%

	For the Year Ended May 31,
	2023	2022	% Change
Gross Profit:
Aviation Services
Commercial	$248.2	$180.3	37.7%
Government and defense	106.9	117.2	(8.8)%
	$355.1	$297.5	19.4%
Expeditionary Services
Commercial	$0.9	$—	n/a
Government and defense	14.1	15.7	(10.2)%
	$15.0	$15.7	(4.5)%

Aviation Services Segment

Sales in the Aviation Services segment increased $152.9 million, or 8.8%, over the prior year due to a $238.9 million, or 22.1%, increase in sales to commercial customers. The increase in sales to commercial customers was primarily attributable to increased sales of $91.1 million related to new parts distribution activities and $71.4 million in our MRO activities as commercial passenger air traffic continues to recover from the impact of COVID-19. In addition, sales increased $43.2 million in our aftermarket trading activities which included whole asset sales of $74.0 million in fiscal 2023 compared to $66.6 million in the prior year.

During fiscal 2023, sales in this segment to government and defense customers decreased $86.0 million, or 12.9%, from the prior year. The decrease in sales to government and defense customers was primarily attributable to the completion of certain government programs, including Afghanistan contracts.

Changes in estimates and assumptions related to our programs accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In fiscal 2023, we recognized net favorable cumulative catch-up adjustments of $8.3 million compared to net favorable cumulative catch-up adjustments of $10.0 million in fiscal 2022. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services to commercial customers as well as certain long-term government programs.

Cost of sales in Aviation Services increased $95.3 million, or 6.6%, over the prior year which was largely in line with the sales increase of 8.8% discussed above.

Gross profit in the Aviation Services segment increased $57.6 million, or 19.4%, over the prior year. Gross profit in this segment on sales to commercial customers increased $67.9 million, or 37.7%, over the prior year primarily due to the COVID-19 recovery discussed above. Gross profit margin on sales to commercial customers increased to 18.8% from 16.7% in the prior year period primarily from our actions to reduce both our fixed and variable cost structure.

Gross profit on sales to government and defense customers decreased $10.3 million, or 8.8%, from the prior year with the gross profit margin increasing to 18.5% from 17.6%. This increased gross profit margin is primarily due to higher recoveries on indirect costs and improved profitability on short-term contracts where revenue is recognized over time as the work progresses with our customer.

Expeditionary Services Segment

Sales in the Expeditionary Services segment increased $17.6 million, or 23.7%, over the prior year primarily due to higher volumes for our mobility products. Gross profit in the Expeditionary Services segment decreased $0.7 million, or 4.5%, from the prior year primarily due to changes in the mix of products sold. Gross profit margin decreased to 16.3% from 21.2% in the prior year primarily as a result of changes in the mix of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $28.2 million, or 13.9%, over the prior year primarily due to investments to support the sales growth as our commercial activities continue the recovery from the impact of COVID-19. These investments include $7.0 million of acquisition and amortization expenses for Trax which was acquired in the fourth quarter of fiscal 2023. As a percent of sales, selling, general and administrative expenses increased to 11.6% from 11.1% in the prior year largely due to our investments to support sales growth.

Interest Expense

Interest expense increased $9.8 million in fiscal 2023 reflecting the impact of both higher interest rates and higher average borrowings to fund investments in the business, including our acquisition of Trax in the fourth quarter of fiscal 2023. Our average borrowing rate was 5.11% in fiscal 2023 compared to 1.09% in the prior year.

Income Taxes

Our fiscal 2023 effective income tax rate for continuing operations was 25.9% compared to 25.3% in the prior year. The increase in our effective tax rate is primarily due to higher non-deductible expenses in fiscal 2023 compared to the prior year.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met through the generation of cash from operations. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. In addition to operations, our current capital resources include an unsecured revolving credit facility under the Credit Agreement referred to below and an accounts receivable financing program. Periodically, we may also raise capital through common stock and debt financings in the public or private markets. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, and our operating performance.

At May 31, 2023, our liquidity and capital resources included working capital of $746.4 million inclusive of cash of $68.4 million.

On December 14, 2022, we entered into a new credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a $620 million unsecured revolving credit facility (the “Revolving Credit Facility”) that we can draw upon for working capital and general corporate purposes. Under certain circumstances, we may request an increase to the lending commitments under the Credit Agreement by an aggregate amount of up to $300 million, not to exceed $920 million in total. The Credit Agreement expires on December 14, 2027.

On December 14, 2022, and in connection with our entry into the Credit Agreement, we terminated our revolving credit facility under the credit agreement dated April 12, 2011, as amended, (the “2011 Credit Agreement”) with the outstanding borrowings under the 2011 Credit Agreement at the date of its termination rolled over to the Credit Agreement.

Borrowings outstanding under the Revolving Credit Facility under the Credit Agreement at May 31, 2023 were $272.0 million and there were approximately $11.1 million of outstanding letters of credit, which reduced the availability under this facility to $336.9 million as of May 31, 2023. There are no other terms or covenants limiting the availability of the Revolving Credit Facility.

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

As of May 31, 2023, we also had other financing arrangements that did not limit availability on our Revolving Credit Facility including outstanding letters of credit of $11.6 million and foreign lines of credit of $9.2 million.

We maintain a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2024, but, the Purchase Agreement may be terminated earlier under certain circumstances. The term of the Purchase Agreement is automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheet.

Receivables sold under the Purchase Agreement during fiscal 2023, 2022, and 2021 were $171.6 million, $283.3 million, and $440.6 million, respectively. Amounts remitted to the Purchaser on its behalf during fiscal 2023, 2022, and 2021 were $173.8 million, $306.9 million, and $476.3 million, respectively. As of May 31, 2023 and May 31, 2022, we had collected cash of $1.3 million and $5.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

At May 31, 2023, we were in compliance with all financial and other covenants under each of our financing arrangements.

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. During fiscal 2023, we repurchased 1.2 million shares for an aggregate purchase price of $50.1 million. No repurchases were made during the three-month period ended May 31, 2023. Since inception of the renewal authorization, we have repurchased 2.2 million shares for an aggregate purchase price of $92.4 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows – Fiscal 2023 Compared with Fiscal 2022

Cash Flows from Operating Activities

Net cash provided by operating activities–continuing operations was $23.8 million in fiscal 2023 compared to $89.8 million in fiscal 2022. The decrease from the prior period of $66.0 million was primarily attributable to an $18 million license fee payment to Unison Industries for an amendment of our distribution agreement and increased investments in inventory and rotable assets to support future growth.

Net cash used in operating activities–discontinued operations was $0.5 million in fiscal 2023 compared to $14.6 million in fiscal 2022. The decrease from the prior year of $14.1 million was primarily attributable to the payments related to our settlement of the U.S. Department of Justice’s False Claims Act investigation.

Cash Flows from Investing Activities

Net cash used in investing activities was $138.0 million in fiscal 2023 compared to $16.5 million in fiscal 2022. The increase in cash used from the prior period was primarily related to our acquisition of Trax in the fourth quarter of fiscal 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities was $137.7 million in fiscal 2023 compared to a use of cash of $59.8 million in fiscal 2022. The increase in cash provided was primarily related to additional borrowings under our Revolving Credit Facility in the current year period to fund the Trax acquisition and investments in inventory and rotable assets to support sales growth.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2023 is as follows:

	Payments Due by Period
		Due in	Due in	Due in	Due in	Due in	After
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2024	2025	2026	2027	2028	2028
On Balance Sheet:
Credit Agreement borrowings	$272.0	$—	$—	$—	$—	$272.0	$—
Facilities and equipment operating leases	69.7	14.5	12.3	9.1	8.4	7.8	17.6
Credit Agreement interest[1]	80.5	17.7	17.7	17.7	17.7	9.7	—

Off Balance Sheet:
Purchase obligations[2]	540.9	406.1	93.4	34.6	4.8	—	2.0
Pension contributions[3]	0.4	0.4	—	—	—	—	—

Notes:

1	Interest was determined using the interest rate in effect on May 31, 2023.
2	Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.

3	Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. For our Netherlands pension plan, our policy is to fund at least the minimum amount required by the local laws and regulations.

We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2023 was $22.7 million.

Critical Accounting Policies and Significant Estimates

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the Consolidated Financial Statements. The most significant estimates made by management include those related to assumptions used in accounting for business combinations, assessing goodwill impairment, adjustments to reduce the value of inventories and certain rotable assets, revenue recognition, allowance for credit losses, and assumptions used in determining pension plan obligations. Accordingly, actual results could differ materially from those estimates. The following is a summary of the accounting policies considered critical by management.

Business Combinations

When we acquire a business, we allocate the purchase price by recognizing assets acquired and liabilities assumed based on their estimated fair values at acquisition date with any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired recognized as goodwill. A preliminary fair value is determined once a business is acquired, with the final determination of fair value completed no later than one year from the date of acquisition.

The determination of the estimated fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in determining the fair value of assets acquired and liabilities assumed in business combinations.

The fair value of the intangible assets is estimated using several valuation methodologies, including the income-based or market-based approaches, which represent Level 3 fair value measurements. The value for customer relationships is typically estimated based on a multi-period excess earnings approach. The more significant inputs used in the customer relationships intangible asset valuation include (i) future revenue growth rates, (ii) projected gross margins, (iii) the customer attrition rate, and (iv) the discount rate. The value for developed technology is estimated based on a relief from royalty approach. The more significant inputs used in the developed technology intangible asset valuation include (i) future revenue growth rates, (ii) profitability, (iii) technology obsolescence, (iv) market royalty rates, and (v) the discount rate. The useful lives are estimated based on the future economic benefit expected to be received from the assets.

Transaction costs are not included as components of consideration transferred but instead, expensed as incurred.

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

As of May 31, 2023, we had three reporting units, which included two in our Aviation Services segment (Aviation Supply Chain and MRO) and one comprised of our Expeditionary Services segment. In fiscal 2023, 2022, and 2021, we utilized the qualitative assessment approach for all reporting units. Under this approach, we considered the overall industry and market conditions related to the aerospace and government/defense markets as well as conditions in the global capital markets. We also considered the long-term forecasts for each reporting unit, which incorporated specific opportunities and risks, working capital requirements, and capital expenditure needs. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items. We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at the respective measurement dates, and thus no impairment charges were recorded in those fiscal years.

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

In conjunction with reclassifying rotable assets as inventory held for sale, we recognized rotable asset impairment charges of $1.0 million and $1.4 million in fiscal 2022 and 2021, respectively.

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

Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Consolidated Statements of Income, and are not considered a performance obligation to our customers. Our reported sales on our Consolidated Statements of Income include sales and related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

We maintain a significant inventory of rotable parts and equipment to service customer aircraft and components. Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components, and are reworked to a useable condition. We may have to recognize an impairment of our rotable parts and equipment if we discontinue using or servicing certain aircraft models or if an older aircraft model is phased-out in the industry. In light of declines in commercial airline volumes and commercial program contract terminations driven by the impact of COVID, we evaluated future cash flows related to certain rotable assets supporting long-term programs and recognized asset impairment charges of $2.3 million and $5.8 million in fiscal 2022 and 2021, respectively.

Pension Plans

Effective May 31, 2022, our Union and U.S. Retirement Plans were merged (collectively, the “Merged U.S. Plan”). We are planning to terminate the Merged U.S. Plan in the first half of fiscal 2024 upon the anticipated transfer of the Merged U.S. Plan’s obligations to a third-party. The Merged U.S. Plan is in an overfunded position of $8.7 million and we do not anticipate making any contributions to the Merged U.S. Plan in conjunction with the termination. We expect to recognize a non-cash pension settlement charge related to the actuarial losses in Accumulated other comprehensive loss, upon settlement of the obligations of the Merged U.S. Plan. This charge is expected to occur in fiscal 2024, with the specific timing and final amounts dependent upon several factors.

Our total pension plan assets exceed our total projected benefit obligation by $4.6 million as of May 31, 2023 with the overfunded position primarily attributable to the Merged U.S. Plan.

The liabilities and net periodic cost of our pension plans are determined utilizing several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

We use discount rates to measure our benefit obligation and net periodic benefit cost for our pension plans. We used a broad population of Aa-rated corporate bonds as of May 31, 2023 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum outstanding of $50.0 million. This population of bonds was narrowed from a broader universe of over 500 Moody’s Aa-rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and the bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments and settlements for the Merged U.S. Plan. The discount rate is the single level rate that produces the same result as the spot rate curve.

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

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. A 10 percent increase in the average interest rate affecting our financial instruments, including the average outstanding balance of our debt obligations would not have had a significant impact on our pre-tax income during fiscal 2023.

Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations during fiscal 2023.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AAR CORP.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 18, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the write-down of inventories

As discussed in Note 1 to the consolidated financial statements, the inventory balance as of May 31, 2023 was $574.1 million. The Company records inventory within the Aviation Services segment at the lower of cost or net realizable value. The write-down of slow moving inventory is recorded for excess or obsolete inventory based on certain inputs and assumptions used to determine the net realizable value. These assumptions include the number of days transpiring from the date the inventory was originally received and the historical sales of inventory to determine recovery rates. Other inputs include current and expected future aviation usage trends, replacement values, expected future demand, and historical scrap recovery rates.

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

Evaluation of the estimate of costs at completion of certain performance obligations

As discussed in Note 1 to the consolidated financial statements, for revenue with performance obligations that are satisfied over time, the Company recognizes revenue using the cost-to-cost input method, which depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of costs incurred to date to the estimated total costs at completion of the performance obligation. The net favorable cumulative catch-up adjustments recognized during fiscal year 2023 associated with revenue recognized over time totaled $8.3 million, which resulted from changes in the estimated billings and costs at completion of the performance obligations.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over 1) the assessment of the estimated future costs, 2) actual costs incurred for each performance obligation that are used by the Company in their assessment of the measure of progress, and 3) the approval of costs recorded for each performance obligation to assess the allowability per the contract. We obtained the Company’s forecast for the cost of a selection of Aviation Services revenue contracts and assessed that the measure of progress was determined using actual costs to date plus the estimated future costs to support the satisfaction of performance obligations. We selected a sample of contract costs where revenue is recognized over time to test actual fiscal year 2023 program costs by comparing them to underlying documentation. We evaluated the Company’s historical estimates to assess their consistency with the Company’s historical actual costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 1985.

Chicago, Illinois
July 18, 2023

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2023	2022	2021

	(In millions, except per share data)
Sales:
Sales from products	$1,238.7	$1,078.3	$934.9
Sales from services	751.8	741.7	717.4
	1,990.5	1,820.0	1,652.3
Costs and operating expenses:
Cost of products	985.2	869.4	773.8
Cost of services	635.2	637.4	602.6
Provision for credit losses	2.6	1.2	8.5
Selling, general and administrative	230.4	202.2	182.4
	1,853.4	1,710.2	1,567.3
Earnings (Loss) from joint ventures	(3.2)	(2.9)	0.2
Operating income	133.9	106.9	85.2
Losses related to sale and exit of business	(0.7)	(1.7)	(20.2)
Other income (expense), net	(0.8)	2.2	4.3
Interest expense	(12.2)	(2.4)	(5.0)
Interest income	1.0	0.1	0.2
Income from continuing operations before provision for income taxes	121.2	105.1	64.5
Provision for income taxes	31.4	26.6	18.2
Income from continuing operations	89.8	78.5	46.3
Income (Loss) from discontinued operations, net of tax	0.4	0.2	(10.5)
Net income	$90.2	$78.7	$35.8

Earnings per share – basic:
Earnings from continuing operations	$2.55	$2.19	$1.31
Income (Loss) from discontinued operations	0.01	0.01	(0.30)
Earnings per share – basic	$2.56	$2.20	$1.01

Earnings per share – diluted:
Earnings from continuing operations	$2.52	$2.16	$1.30
Income (Loss) from discontinued operations	0.01	0.01	(0.30)
Earnings per share – diluted	$2.53	$2.17	$1.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended May 31,
	2023	2022	2021

	(In millions)
Net income	$90.2	$78.7	$35.8
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(2.9)	(6.7)	5.9
Unrecognized pension and post retirement costs, net of tax benefit (expense) of $(0.3) in 2023, $1.4 in 2022, and $5.2 in 2021	(1.0)	5.4	20.4
Total other comprehensive income (loss), net of tax	(3.9)	(1.3)	26.3
Comprehensive income	$86.3	$77.4	$62.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2023	2022

	(In millions, except share data)
Current assets:
Cash and cash equivalents	$68.4	$53.5
Restricted cash	13.4	5.4
Accounts receivable, net	241.3	214.0
Contract assets	86.9	73.6
Inventories	574.1	550.5
Rotable assets and equipment on or available for short-term lease	50.6	53.6
Assets of discontinued operations	13.5	16.2
Prepaid expenses and other current assets	49.7	40.4
Total current assets	1,097.9	1,007.2

Property, plant and equipment, at cost:
Land	3.3	3.3
Buildings and improvements	95.9	94.7
Equipment and furniture and fixtures	295.7	269.9
	394.9	367.9
Accumulated depreciation	(268.8)	(258.3)
	126.1	109.6

Other assets:
Goodwill	175.8	116.4
Intangible assets, net	63.7	3.3
Operating lease right-of-use assets, net	63.7	73.0
Rotable assets supporting long-term programs	178.1	166.6
Other non-current assets	127.8	97.8
	609.1	457.1
	$1,833.1	$1,573.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2023	2022

	(In millions, except share data)
Current liabilities:
Accounts payable	$158.5	$156.4
Accrued liabilities	179.6	174.6
Liabilities of discontinued operations	13.4	17.2
Total current liabilities	351.5	348.2

Long-term debt	269.7	98.9
Operating lease liabilities	48.2	57.4
Deferred tax liabilities	33.6	20.0
Other liabilities	31.0	14.9
	382.5	191.2
Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	484.5	477.5
Retained earnings	910.6	820.4
Treasury stock, 10,385,237 and 9,909,702 shares at cost, respectively	(317.8)	(289.1)
Accumulated other comprehensive loss	(23.5)	(19.6)
Total equity	1,099.1	1,034.5
	$1,833.1	$1,573.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2023

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity
Balance, May 31, 2020	$45.3	$478.6	$706.0	$(282.7)	$(44.6)	$902.6
Net income	—	—	35.8	—	—	35.8
Cash dividends	—	—	(0.1)	—	—	(0.1)
Stock option activity	—	3.6	—	3.0	—	6.6
Restricted stock activity	—	(2.4)	—	5.6	—	3.2
Other comprehensive income, net of tax	—	—	—	—	26.3	26.3
Balance, May 31, 2021	$45.3	$479.8	$741.7	$(274.1)	$(18.3)	$974.4
Net income	—	—	78.7	—	—	78.7
Stock option activity	—	2.0	—	19.3	—	21.3
Restricted stock activity	—	(4.3)	—	8.1	—	3.8
Repurchase of shares	—	—	—	(42.4)	—	(42.4)
Other comprehensive loss, net of tax	—	—	—	—	(1.3)	(1.3)
Balance, May 31, 2022	$45.3	$477.5	$820.4	$(289.1)	$(19.6)	$1,034.5
Net income	—	—	90.2	—	—	90.2
Stock option activity	—	0.3	—	19.2	—	19.5
Restricted stock activity	—	6.7	—	2.2	—	8.9
Repurchase of shares	—	—	—	(50.1)	—	(50.1)
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Balance, May 31, 2023	$45.3	$484.5	$910.6	$(317.8)	$(23.5)	$1,099.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended May 31,
	2023	2022	2021
Cash flows provided by operating activities:
Net income	$90.2	$78.7	$35.8
Less: Loss (Income) from discontinued operations	(0.4)	(0.2)	10.5
Income from continuing operations	89.8	78.5	46.3
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	27.9	33.1	36.3
Stock-based compensation expense	13.5	8.2	9.2
Provision for credit losses	2.6	1.2	8.5
Pension settlement charges	—	1.4	0.9
Deferred tax provision (benefit)	(2.2)	8.7	8.4
Loss (Earnings) from joint ventures	3.2	2.9	(0.2)
Customer contract termination and restructuring costs	—	—	2.2
Impairment charges	1.0	2.9	9.1
Losses on sale and exit of business	0.7	1.7	20.2
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(18.1)	(49.0)	(4.5)
Contract assets	(13.7)	(1.9)	(26.4)
Inventories	(23.6)	(10.4)	74.9
Prepaid expenses and other current assets	(8.6)	(10.2)	49.8
Rotable assets supporting long-term programs	(19.3)	3.0	9.1
Accounts payable	—	29.4	(62.6)
Accrued and other liabilities	(6.4)	(10.5)	16.2
Deferred revenue on long-term programs	(4.0)	3.8	(83.0)
Other	(19.0)	(3.0)	(5.9)
Net cash provided by operating activities–continuing operations	23.8	89.8	108.5
Net cash used in operating activities–discontinued operations	(0.5)	(14.6)	(3.3)
Net cash provided by operating activities	23.3	75.2	105.2
Cash flows used in investing activities:
Property, plant and equipment expenditures	(29.5)	(17.3)	(11.3)
Payment for acquisition of Trax, net of cash acquired	(103.3)	—	—
Proceeds from asset sales	—	7.3	—
Proceeds from termination of life insurance policies	—	—	10.0
Joint venture and other investment activity	(5.2)	(6.5)	0.8
Net cash used in investing activities	(138.0)	(16.5)	(0.5)
Cash flows provided by (used in) financing activities:
Short-term borrowings (repayments), net	172.0	(9.5)	(470.0)
Repayments on long-term borrowings	—	(24.7)	—
Purchase of treasury stock	(50.1)	(42.4)	—
Stock compensation activity	17.7	16.8	0.6
Other	(1.9)	—	(0.1)
Net cash provided by (used in) financing activities	137.7	(59.8)	(469.5)
Effect of exchange rate changes on cash	(0.1)	(0.2)	0.3
Increase (Decrease) in cash and cash equivalents	22.9	(1.3)	(364.5)
Cash, cash equivalents, and restricted cash at beginning of year	58.9	60.2	424.7
Cash, cash equivalents, and restricted cash at end of year	$81.8	$58.9	$60.2

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

Certain reclassifications have been made to the prior year presentation to conform to the 2023 presentation.

New Accounting Pronouncements Adopted

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The ASU increases transparency of government assistance by focusing on the types of assistance given, an entity’s accounting for the assistance, and the effect of the assistance on the entity’s financial statements to allow for more comparable information for investors and other financial statement users. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We adopted this ASU in fiscal 2023. See Note 13 for further information on the Company’s treatment of government assistance received.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Generally, this ASU results in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in accordance with acquisition accounting. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We early adopted this standard in fiscal 2023 and it did not have a material impact on our consolidated financial statements.

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

Costs to fulfill and obtain a contract are considered for capitalization based on contract specific facts and circumstances. The incremental costs to fulfill a contract, including setup and implementation costs prior to beginning the period of performance, are capitalized when expenses are incurred prior to the start of satisfying a performance obligation. The capitalized costs are subsequently expensed over the contract’s period of performance.

We have elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Consolidated Statements of Income, and are not considered a performance obligation to our customers. Our reported sales on our Consolidated Statements of Income include sales and related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

Favorable and unfavorable cumulative catch-up adjustments were as follows:

	May 31,
	2023	2022	2021
Favorable cumulative catch-up adjustments	$12.6	$15.0	$16.1
Unfavorable cumulative catch-up adjustments	(4.3)	(5.0)	(4.1)
Net cumulative catch-up adjustments	$8.3	$10.0	$12.0

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Net contract assets and liabilities are as follows:

	May 31,
	2023	2022	Change
Contract assets – current	$86.9	$73.6	$13.3
Contract assets – non-current	27.5	22.5	5.0
Contract liabilities:
Deferred revenue – current	(19.7)	(20.5)	0.8
Deferred revenue on long-term contracts	(12.7)	(10.1)	(2.6)
Net contract assets	$82.0	$65.5	$16.5

Contract assets – non-current is reported within Other non-current assets, deferred revenue – current is reported within Accrued Liabilities, and deferred revenue on long-term contracts is reported within Other liabilities on our Consolidated Balance Sheets. Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and payments from customers.

During fiscal 2022 and 2021, certain commercial power-by-the-hour (“PBH”) customer contracts were terminated or restructured resulting in charges of $5.2 million and $5.7 million, respectively.

To support our PBH customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services. The agreement included certain minimum repair volume guarantees, which we have not met. During fiscal 2023, 2022 and 2021, we recognized charges of $1.9 million, $1.7 million and $4.5 million, respectively, to reflect our estimated obligation over the remainder of the agreement for not achieving the minimum volume guarantees. As of May 31, 2023, our Consolidated Balance Sheet included remaining loss reserves of $5.1 million with $4.3 million classified as current in Accrued liabilities and $0.8 million classified as long-term in Other liabilities.

Changes in our deferred revenue were as follows:

	Year ended May 31,
	2023	2022
Deferred revenue at beginning of period	$(30.6)	$(31.3)
Revenue deferred	(267.0)	(259.0)
Revenue recognized	257.8	242.3
Other (1)	7.4	17.4
Deferred revenue at end of period	$(32.4)	$(30.6)
(1)	Other includes cumulative catch-up adjustments, foreign currency translation, acquisitions, and other adjustments.

Remaining Performance Obligations

As of May 31, 2023, we had approximately $740 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 45% of this backlog will be recognized as revenue over the next 12 months and approximately 75% will be recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Financial Instruments and Concentrations of Market or Credit Risk

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	May 31,
	2023	2022
U.S. Government contracts:
Trade receivables	$13.1	$31.6
Unbilled receivables	18.9	25.9
	32.0	57.5
All other customers:
Trade receivables	179.7	136.8
Unbilled receivables	29.6	19.7
	209.3	156.5
	$241.3	$214.0

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these instruments. The carrying value of long-term debt approximates fair value because of it bearing a variable interest rate.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The change in our allowance for credit losses was as follows:

	May 31,
	2023	2022	2021
Balance, beginning of year	$17.9	$16.4	$22.1
Provision charged to operations, net of recoveries	2.6	1.2	8.5
Deductions for accounts written off and other reclassifications	(7.1)	0.3	(14.2)
Balance, end of year	$13.4	$17.9	$16.4

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles–Goodwill and Other, goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible.

As of May 31, 2023, we had three reporting units, which included two in our Aviation Services segment (Aviation Supply Chain and MRO) and one comprised of our Expeditionary Services segment. We utilized the qualitative assessment approach for all reporting units which considers general economic conditions, industry specific performance, changes in reporting unit carrying values, and assumptions used in the most recent fair value calculation. We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at May 31, 2023, and thus no impairment charges were recorded.

Changes in the carrying amount of goodwill by segment for fiscal 2023 and 2022 are as follows:

	Aviation	Expeditionary
	Services	Services	Total
Balance as of May 31, 2021	$100.5	$18.8	$119.3
Foreign currency translation adjustments	(2.9)	—	(2.9)
Balance as of May 31, 2022	97.6	18.8	116.4
Trax acquisition (1)	60.5	—	48.5
Foreign currency translation adjustments	(1.1)	—	(1.1)
Balance as of May 31, 2023	$157.0	$18.8	$175.8
(1)	See Note 15 for the accounting treatment for the Trax acquisition, including the preliminary fair values allocated to goodwill and identifiable intangible assets.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2023
		Accumulated
	Gross	Amortization	Net
Amortizable intangible assets:
Customer relationships	$40.5	$(5.8)	$34.7
Developed technology	22.0	(0.2)	21.8
	62.5	(6.0)	56.5
Unamortized intangible assets:
Trademarks	7.2	—	7.2
	$69.7	$(6.0)	$63.7

	May 31, 2022
		Accumulated
	Gross	Amortization	Net
Amortizable intangible assets:
Customer relationships	$11.3	$(9.1)	$2.2
Unamortized intangible assets:
Trademarks	1.1	—	1.1
	$12.4	$(9.1)	$3.3

Customer relationships are being amortized over 12-20 years and developed technology is being amortized over 20 years. Amortization expense recorded during fiscal 2023, 2022 and 2021 was $1.3 million, $1.1 million, and $1.8 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $4.4 million per year.

Foreign Currency

Our foreign subsidiaries utilize the local currency as their functional currency. All balance sheet accounts of foreign subsidiaries transacting business in currencies other than the U.S. dollar are translated at year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss until such subsidiaries are liquidated. Income and losses from foreign currency transactions re-measurements are included in Selling, general and administrative expenses.

Business Combinations

Transaction costs related to business combinations are expensed as incurred. Assets acquired and liabilities assumed are measured and recognized based on their estimated fair values at the acquisition date, any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired is recorded as goodwill.

If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, the business combination is recorded and disclosed on a preliminary basis. Subsequent to the acquisition date, and not later than one year from the acquisition date, adjustments to the initial preliminary recognized amounts are recorded to the extent new information is obtained about the measurement of assets and liabilities that existed as of the date of the acquisition.

Cash

Cash and cash equivalents consist of highly liquid instruments which have original maturities of three months or less when purchased. Restricted cash represents cash on hand that is legally restricted as to withdrawal or usage. Restricted cash includes $12.1 million on deposit with an escrow agent related to our acquisition of Trax USA Corp. (“Trax”) in March 2023 and $1.3 million required to be set aside by a contractual agreement related to receivable securitization arrangements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The restrictions related to our Trax acquisition lapse at the time of resolution of certain contingencies including, but not limited to, the finalization of working capital adjustments, indebtedness adjustments, and other contingencies. The restrictions related to the receivable securitization arrangements lapse at the time we remit the customer payments collected by us as servicer of previously sold customer receivables to the purchaser.

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

The following is a summary of inventories:

	May 31,
	2023	2022
Aircraft and engine parts, components and finished goods	$488.9	$465.9
Raw materials and parts	59.6	62.2
Work-in-process	25.6	22.4
	$574.1	$550.5

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

In conjunction with the decision to exit certain product lines, we recognized rotable asset impairment charges of $1.0 million and $1.4 million in fiscal 2022 and 2021, respectively, in conjunction with reclassifying the rotable assets as inventory held for sale.

In our Expeditionary Services segment, we consolidated manufacturing facilities and recognized impairment and related charges of $2.6 million during fiscal 2021.

Future rent due to us under long-term leases during each of the next five fiscal years is $17.7 million in 2024, $17.8 million in 2025, $15.6 million in 2026, $10.4 million in 2027, and $7.5 million in 2028.

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

Equity investments in entities over which we do not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost less impairment, if any, adjusted for changes resulting from qualifying observable price changes for the identical investment of the same issuer should they occur. During fiscal 2023, we recognized a gain of $0.9 million related to an observable price increase for one of our investments.

We evaluate our investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an investment is determined to be other than temporary, a loss is recorded in earnings in the current period. During fiscal 2023, we recognized an impairment loss of $1.0 million related to the recoverability for one of our investments over which we do not have the ability to exercise significant influence.

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

During fiscal 2021, we incurred severance and furlough-related costs of $9.0 million which were included as a component of Cost of sales and services and Selling, general and administrative on our Consolidated Statements of Income.

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

Supplemental Information on Cash Flows

Supplemental information on cash flows is as follows:

	For the Year Ended
	May 31,
	2023	2022	2021
Interest paid	$11.1	$2.1	$4.3
Income taxes paid	35.7	23.9	8.2
Income tax refunds	1.3	3.8	8.3

During fiscal 2023, treasury stock increased $28.7 million reflecting the repurchase of 1.2 million common shares for $50.1 million partially offset by restricted stock activity of $2.2 million and the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, of $19.2 million.

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

Following the sale of the last operating contract of the COCO business in 2020, our continuing involvement in the COCO business is limited to the lease of certain aircraft which is an obligation of the acquirer of the COCO business. The assets and liabilities of our discontinued operations are primarily comprised of right-of-use (“ROU”) assets and lease-related liabilities.

3. Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2024, but, the Purchase Agreement may be terminated earlier under certain circumstances. The term of the Purchase Agreement is automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheets.

Receivables sold under the Purchase Agreement during fiscal 2023, 2022, and 2021 were $ 171.6 million, $ 283.3 million, and $440.6 million, respectively. Amounts remitted to the Purchaser on its behalf during fiscal 2023, 2022, and 2021 were $ 173.8 million, $ 306.9 million, and $476.3 million, respectively. As of May 31, 2023 and May 31, 2022, we had collected cash of $1.3 million and $5.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Consolidated Statements of Income. During fiscal 2023, 2022 and 2021, we incurred discounts on the sale of our receivables and other fees of $ 0.6 million, $ 0.3 million and $0.4 million, respectively.

4. Financing Arrangements

Debt Outstanding

A summary of the carrying amount of our debt is as follows:

	May 31,
	2023	2022
Revolving Credit Facility with interest payable monthly	$272.0	$100.0
Debt issuance costs, net	(2.3)	(1.1)
Long-term debt	$269.7	$98.9

At May 31, 2023, our variable rate debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

On December 14, 2022, we entered into a new credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a $620 million unsecured revolving credit facility (the “Revolving Credit Facility”) that we can draw upon for working capital and general corporate purposes. Under certain circumstances, we may request an increase to the lending commitments under the Credit Agreement by an aggregate amount of up to $300 million, not to exceed $920 million in total. The Credit Agreement expires on December 14, 2027. Borrowings under the Credit Agreement bear interest at a variable rate based on the secured overnight financing rate, or SOFR, plus 112.5 to 200 basis points based on certain financial measurements if a SOFR loan, or at the offered fluctuating Base Rate plus 12.5 to 100 basis points based on certain financial measurements if a Base Rate loan.

On December 14, 2022, and in connection with our entry into the Credit Agreement, we terminated our revolving credit facility under the credit agreement dated April 12, 2011, as amended, (the “2011 Credit Agreement”) with the outstanding borrowings under the 2011 Credit Agreement at the date of its termination rolled over to the Credit Agreement.

Borrowings outstanding under the Revolving Credit Facility at May 31, 2023 were $272.0 million and there were approximately $11.1 million of outstanding letters of credit, which reduced the availability of this facility to $336.9 million.

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our Credit Agreement also requires our significant domestic subsidiaries to provide a guarantee of payment under the Credit Agreement. At May 31, 2023, we were in compliance with the financial and other covenants in our financing agreements.

Borrowing activity under the Credit Agreement during fiscal 2023, 2022 and 2021 is as follows:

	For the Year Ended May 31,
	2023	2022	2021
Maximum amount borrowed	$350.0	$124.5	$579.5
Average daily borrowings	210.2	105.9	257.5
Average interest rate during the year	5.11%	1.09%	1.20%

We also have $9.2 million available under foreign lines of credit as of May 31, 2023.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee’s employment terminates for any reason other than death, disability or retirement. Under the 2013 Stock Plan, we have granted a total of 5,957,965 shares and there were 866,307 shares available for grant as of May 31, 2023.

Stock Options

During fiscal 2023, 2022, and 2021, we granted stock options with respect to 221,900 shares, 144,815 shares and 936,170 shares, respectively. The weighted average fair value per share of stock options granted during fiscal 2023, 2022 and 2021 was $17.61, $13.42 and $5.89, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Stock Options Granted In Fiscal Year
	2023	2022	2021
Risk-free interest rate	3.1%	0.8%	0.4%
Expected volatility of common stock	42.2%	41.6%	40.2%
Dividend yield	0.0%	0.8%	1.6%
Expected option term in years	5.2	5.3	4.8

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

A summary of stock option activity for the three years ended May 31, 2023 consisted of the following (shares in thousands):

	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,045	$29.86	2,612	$28.34	1,851	$32.74
Granted	222	41.88	145	37.84	936	18.94
Exercised	(631)	25.31	(686)	25.53	(110)	23.93
Cancelled	(63)	33.25	(26)	36.17	(65)	25.59
Outstanding at end of year	1,573	$33.24	2,045	$29.86	2,612	$28.34
Options exercisable at end of year	1,018	$35.09	1,189	$33.57	1,371	$31.56

The weighted-average remaining term (in years) for options outstanding at the end of the year was 6.2 years, 6.7 years, and 7.1 years at May 31, 2023, 2022, and 2021, respectively. The weighted-average remaining term (in years) for options exercisable at the end of the year was 5.2 years, 5.7 years, and 5.5 years at May 31, 2023, 2022, and 2021, respectively.

The total fair value of stock options that vested during fiscal 2023, 2022, and 2021 was $3.6 million, $4.3 million, and $3.9 million, respectively. The total intrinsic value of stock options exercised during fiscal 2023, 2022, and 2021 was $15.5 million, $14.4 million, and $1.5 million, respectively. The aggregate intrinsic value of options outstanding was $26.6 million and $37.6 million as of May 31, 2023 and 2022, respectively.

Expense recognized in Selling, general and administrative expenses for stock options during fiscal 2023, 2022, and 2021 was $3.5 million, $3.8 million, and $4.0 million, respectively. As of May 31, 2023, we had $3.1 million of unrecognized compensation expense related to stock options that will be expensed over an average period of 1.6 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Restricted Stock

We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock. The fair value of restricted shares is the market value of our common stock on the date of grant. The performance-based awards are contingent upon the achievement of certain objectives, which generally include cumulative income, average return on capital, and relative total shareholder return over a three-year performance period. Performance-based restricted shares of 74,660 and 43,010 were granted to executives and key employees during fiscal 2023 and 2022, respectively. No performance-based restricted shares were granted in fiscal 2021. Time-based restricted shares of 93,450, 260,742, and 144,255 were granted to executives and key employees during fiscal 2023, 2022, and 2021, respectively. We also award time-based restricted stock to our non-employee directors as part of their annual compensation. Time-based restricted shares of 28,851, 32,307, and 72,021 were granted to members of the Board of Directors during fiscal 2023, 2022, and 2021, respectively.

Restricted share activity during fiscal 2023 was as follows (shares in thousands):

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2022	554	$38.95
Granted	197	42.01
Vested	(97)	39.43
Forfeited	(82)	36.33
Nonvested at May 31, 2023	572	43.92

Expense recognized in Selling, general and administrative expenses for all restricted share programs during fiscal 2023, 2022, and 2021 was $10.0 million, $4.4 million, and $5.2 million, respectively. As of May 31, 2023 we had $14.3 million of unearned compensation related to restricted shares that will be expensed over a weighted average period of 1.8 years.

6. Income Taxes

The provision for income tax on income from continuing operations includes the following components:

	For the Year Ended
	May 31,
	2023	2022	2021
Current:
Federal	$25.9	$11.0	$5.2
State	2.9	2.6	1.2
Foreign	4.8	4.3	3.4
	33.6	17.9	9.8
Deferred	(2.2)	8.7	8.4
	$31.4	$26.6	$18.2

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The reconciliation from the U.S. federal statutory income tax rate of 21.0% to our effective income tax rate is as follows:

	For the Year Ended
	May 31,
	2023	2022	2021
Provision for income tax at the federal statutory rate	21.0%	21.0%	21.0%
Tax expense (benefit) from stock-based compensation	(2.0)	(2.0)	1.1
Non-deductible compensation	2.8	1.1	1.2
State income taxes, net of federal benefit	2.6	4.9	3.8
Other	1.5	0.3	1.1
Effective income tax rate	25.9%	25.3%	28.2%

Income before provision for income taxes includes the following components:

	For the Year Ended
	May 31,
	2023	2022	2021
Domestic	$87.7	$77.1	$43.7
Foreign	33.5	28.0	20.8
	$121.2	$105.1	$64.5

Our foreign earnings are comprised primarily of the results of our operations in Canada and Europe.

Deferred tax assets and liabilities result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes. Our deferred tax assets and liabilities consist of the following components:

	May 31,
	2023	2022
Deferred tax assets:
Operating lease liabilities	$17.8	$21.0
Employee and retirement benefits	8.0	7.6
State net operating losses	6.9	8.0
Other	4.4	1.9
Total deferred tax assets	37.1	38.5
Deferred tax liabilities:
Intangible assets	(27.3)	(10.3)
Tangible assets	(19.5)	(21.7)
ROU operating lease assets	(18.6)	(22.1)
Other	(5.3)	(4.4)
Total deferred tax liabilities	(70.7)	(58.5)
Net deferred tax liabilities	$(33.6)	$(20.0)

As of May 31, 2023, we have determined that the realization of our deferred tax assets is more likely than not and that a valuation allowance is not required. Our net operating losses have carry forward periods that range from 5 to 20 years. Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the majority of the deferred tax assets.

Income tax receivable was $6.8 and $2.7 million at May 31, 2023 and 2022, respectively, and was included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.

Our federal income tax returns for fiscal years 2020 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

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

The following tables provide a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2023 (shares in millions).

	For the Year Ended
	May 31,
	2023	2022	2021
Basic and Diluted EPS:
Income from continuing operations	$89.8	$78.5	$46.3
Less income attributable to participating shares	(1.1)	(0.6)	(0.4)
Income from continuing operations attributable to common stockholders	88.7	77.9	45.9
Income (Loss) from discontinued operations attributable to common stockholders	0.4	0.2	(10.5)
Net income attributable to common stockholders for earnings per share	$89.1	$78.1	$35.4

Weighted average common shares outstanding – basic	34.7	35.6	35.0
Additional shares from assumed exercise of stock options	0.4	0.4	0.3
Weighted average common shares outstanding – diluted	35.1	36.0	35.3

Earnings per share – basic:
Earnings from continuing operations	$2.55	$2.19	$1.31
Income (Loss) from discontinued operations	0.01	0.01	(0.30)
Earnings per share - basic	$2.56	$2.20	$1.01

Earnings per share – diluted:
Earnings from continuing operations	$2.52	$2.16	$1.30
Income (Loss) from discontinued operations	0.01	0.01	(0.30)
Earnings per share - diluted	$2.53	$2.17	$1.00

At May 31, 2023, 2022 and 2021 respectively, outstanding options to purchase 197,300, 229,800 and 1,054,400 shares of common stock were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the year then ended.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

8. Employee Benefit Plans

Defined Benefit Plans

Prior to January 1, 2000, the pension plan for substantially all domestic salaried and non-union hourly employees (“U.S. Retirement Plan”) had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted the U.S. Retirement Plan to a cash balance pension plan with the retirement benefit expressed as a dollar amount in an account that grows with annual pay-based credits and interest on the account balance. The interest crediting rate under the U.S. Retirement Plan is determined quarterly and is equal to 100% of the average 30-year treasury rate for the second month preceding the applicable quarter published by the Internal Revenue Service. The average interest crediting rate under our cash balance plan for the fiscal year ended May 31, 2023 was 4.46%. Effective June 1, 2005, the U.S. Retirement Plan was frozen and the annual pay-based credits were discontinued.

Prior to May 31, 2022, our domestic plans also include a defined benefit pension plan for certain union hourly employees in which benefits are based primarily on a fixed amount per year of service (“Union Plan”). The Union Plan was frozen in fiscal 2018.

Effective May 31, 2022, our Union and U.S. Retirement Plans were merged (collectively, the “Merged U.S. Plan”). We are planning to terminate the Merged U.S. Plan in the first half of fiscal 2024 upon the anticipated transfer of the Merged U.S. Plan’s obligations to a third-party. The Merged U.S. Plan is in an overfunded position of $8.7 million and we do not anticipate making any contributions to the Merged U.S. Plan in conjunction with the termination. We expect to recognize a non-cash pension settlement charge related to the actuarial losses in Accumulated other comprehensive loss, upon settlement of the obligations of the Merged U.S. Plan. This charge is expected to occur in fiscal 2024, with the specific timing and final amounts dependent upon several factors.

We also have a defined benefit pension plan covering certain employees in the Netherlands (“Netherlands Plan”). Benefit formulas are generally based on years of service and compensation. Effective January 1, 2022, the Netherlands Plan was frozen and any benefits subsequent to that date are earned by participants in a multi-employer defined contribution plan with the premiums charged to us determined by the third-party pension fund who administers the multi-employer plan. Pension expense in fiscal 2023 and 2022 for this defined contribution plan was $1.2 million and $0.5 million, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The change to our projected benefit obligation and the fair value of our plan assets for our pension plans for the year ended May 31, 2023 was as follows:

	Merged	Other U.S.	Netherlands
	U.S. Plan	Plans	Plan	Total
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$60.1	$3.7	$56.4	$120.2
Service cost	0.3	—	0.2	0.5
Interest cost	1.7	0.1	1.5	3.3
Net actuarial gain	(4.4)	(0.5)	(4.6)	(9.5)
Benefits and administrative payments	(4.0)	(0.3)	(1.5)	(5.8)
Foreign currency translation adjustment	—	—	(0.7)	(0.7)
Projected benefit obligation at end of year	$53.7	$3.0	$51.3	$108.0

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$69.0	$—	$57.2	$126.2
Actual return on plan assets	(2.6)	—	(4.8)	(7.4)
Employer contributions	—	0.3	—	0.3
Benefits and administrative payments	(4.0)	(0.3)	(1.5)	(5.8)
Foreign currency translation adjustment	—	—	(0.7)	(0.7)
Fair value of plan assets at end of year	$62.4	$—	$50.2	$112.6
Funded status at end of year	$8.7	$(3.0)	$(1.1)	$4.6
Accumulated other comprehensive loss	$25.7	$0.1	$6.3	$32.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The change to our projected benefit obligation and the fair value of our plan assets for our pension plans for the year ended May 31, 2022 was as follows:

	Merged	Other U.S.	Netherlands
	U.S. Plan	Plans	Plan	Total
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$70.9	$4.4	$83.7	$159.0
Service cost	0.3	—	1.2	1.5
Interest cost	2.0	0.1	1.0	3.1
Participant contributions	—	—	0.1	0.1
Net actuarial loss	(7.6)	(0.4)	(17.0)	(25.0)
Benefits and administrative payments	(3.0)	(0.4)	(1.7)	(5.1)
Settlements	(2.5)	—	—	(2.5)
Curtailment	—	—	(2.0)	(2.0)
Foreign currency translation adjustment	—	—	(8.9)	(8.9)
Projected benefit obligation at end of year	$60.1	$3.7	$56.4	$120.2

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$81.3	$—	$77.1	$158.4
Actual return on plan assets	(6.8)	—	(9.9)	(16.7)
Employer contributions	—	0.4	0.1	0.5
Participant contributions	—	—	0.1	0.1
Benefits and administrative payments, including settlements	(5.5)	(0.4)	(1.7)	(7.6)
Foreign currency translation adjustment	—	—	(8.5)	(8.5)
Fair value of plan assets at end of year	$69.0	$—	$57.2	$126.2
Funded status at end of year	$8.9	$(3.7)	$0.8	$6.0
Accumulated other comprehensive loss	$26.2	$0.7	$3.9	$30.9

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	May 31,
	2023	2022
Other non-current assets	$8.7	$9.7
Accrued liabilities	(0.2)	(0.3)
Other liabilities	(3.9)	(3.4)
Funded status at end of year	$4.6	$6.0

The following tables provide the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all pension plans with a projected benefit obligation or accumulated benefit obligation in excess of plan assets:

	May 31,
	2023	2022
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$54.3	$3.7
Fair value of plan assets	50.2	—

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	May 31,
	2023	2022
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$54.3	$3.7
Accumulated benefit obligation	51.6	3.7
Fair value of plan assets	50.2	—

The accumulated benefit obligation for all pension plans was $105.3 million and $116.5 million at May 31, 2023 and 2022, respectively.

Net Periodic Benefit Cost

Pension expense (benefit) charged to the Consolidated Statements of Income includes the following components:

	For the Year Ended May 31, 2023
	Merged	Other U.S.	Netherlands
	U.S. Plan	Plans	Plan	Total
Service cost	$0.3	$—	$0.2	$0.5
Interest cost	1.7	0.1	1.5	3.3
Expected return on plan assets	(2.0)	—	(2.1)	(4.1)
Recognized net actuarial loss	0.8	—	—	0.8
	$0.8	$0.1	$(0.4)	$0.5

	For the Year Ended May 31, 2022
	Merged	Other U.S.	Netherlands
	U.S. Plan	Plans	Plan	Total
Service cost	$0.3	$—	$1.2	$1.5
Interest cost	2.0	0.1	1.0	3.1
Expected return on plan assets	(5.0)	—	(2.5)	(7.5)
Settlements	1.4	—	—	1.4
Recognized net actuarial loss	1.2	0.1	0.2	1.5
	$(0.1)	$0.2	$(0.1)	$—

	For the Year Ended May 31, 2021
	Merged	Other U.S.	Netherlands
	U.S. Plan	Plans	Plan	Total
Service cost	$0.3	$—	$2.2	$2.5
Interest cost	2.1	0.1	0.9	3.1
Expected return on plan assets	(4.8)	—	(1.8)	(6.6)
Settlements	0.9	—	—	0.9
Recognized net actuarial loss	1.5	0.1	0.7	2.3
	$—	$0.2	$2.0	$2.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Assumptions

The assumptions used in accounting for our plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the weighted-average discount rate assumptions used in the measurement of our projected benefit obligations:

	May 31,
	2023	2022
U.S. plans	5.59%	2.96%
Netherlands plan	3.70	2.80

A summary of the weighted-average assumptions used to determine net periodic pension expense is as follows:

	For the Year Ended
	May 31,
	2023	2022	2021
Discount rate:
U.S. plans	2.96%	2.87%	2.83%
Netherlands plan	2.80	1.20	1.20

Expected long-term rate on plan assets:
U.S. plans	2.91%	7.25%	7.25%
Netherlands plan	3.90	3.30	2.50

The discount rate was determined by discounting the expected future benefit payments and settlements for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date and solving for the single equivalent discount rate that resulted in the same projected benefit obligation.

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

To develop our expected rate of return assumption on the Merged U.S. Plan, we use long-term historical return information for our targeted asset mix and current market conditions as of the measurement date. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption.

The assets of the Netherlands Plan are primarily invested in funds-of-funds where each fund holds a portfolio of equity and fixed income mutual funds.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2023:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Fixed income:
Government securities and corporate bond mutual funds	$—	$60.0	$—	$60.0
Funds-of-funds	—	39.9	—	39.9
Insurance annuities	—	—	10.4	10.4
Cash and cash equivalents	2.3	—	—	2.3
	$2.3	$99.9	$10.4	$112.6

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of May 31, 2022:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Fixed income:
Government securities and corporate bond mutual funds	$—	$49.6	$—	$49.6
Funds-of-funds	—	45.9	—	45.9
Insurance annuities	—	—	11.3	11.3
Cash and cash equivalents	14.6	—	—	14.6
	$14.6	$95.5	$11.3	121.4
Other investments measured at net asset value (4)				4.8
Total pension plan assets				$126.2
(1)	Quoted prices in active markets for identical assets that we have the ability to access as of the reporting date.
(2)	Inputs other than quoted prices included within Level 1 that are directly observable for the asset or indirectly observable through corroboration with observable market data.
(3)	Unobservable inputs, such as internally developed pricing models or third party valuations for the asset due to little or no market activity for the asset.
(4)	Other investments measured at net asset value included alternative investments, such as hedge funds, which are valued using the net asset value as a practical expedient.

The following table presents the reconciliation of Level 3 pension assets and other investments measured at net asset value for the fiscal years ended May 31, 2023 and 2022:

	Hedge	Fund-of-	Insurance
	Funds	funds	Annuities	Total
Balance as of May 31, 2021	$5.1	$11.0	$15.6	$31.7
Sales	—	(11.0)	(4.3)	(15.3)
Return on plan assets related to assets still held at May 31, 2022	(0.3)	—	—	(0.3)
Balance as of May 31, 2022	4.8	—	11.3	16.1
Sales	(4.8)	—	—	(4.8)
Return on plan assets related to assets still held at May 31, 2023	—	—	(0.9)	(0.9)
Balance as of May 31, 2023	$—	$—	$10.4	$10.4

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

Hedge fund investments include those seeking to maximize absolute returns using a broad range of strategies to enhance returns and provide additional diversification. The fair value of hedge funds was determined using net asset value or its equivalent subject to certain restrictions, such as a lock-up period and a redemption notice period.

Future Benefit Payments and Funding

The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
						2029 to
	2024	2025	2026	2027	2028	2033
Estimated future pension payments	$57.3	$2.7	$2.7	$2.7	$2.8	$12.3

The estimated payments in fiscal 2024 reflect the projected timing of the planned termination of the Merged U.S. Plan and transfer of its assets and obligations to a third party.

Our contribution policy for the domestic plans is to contribute annually, at a minimum, an amount which is deductible for federal income tax purposes and that is sufficient to meet actuarially computed pension benefits. For our Netherlands Plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $0.4 million to our pension plans during fiscal 2024.

U.S. Defined Contribution Plans

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

In response to the impact from COVID-19, we temporarily suspended our matching contributions to the defined contribution plans effective June 1, 2020 and reinstated the contributions effective December 1, 2020. Expense recognized in the Consolidated Statements of Income for our matching contributions during fiscal 2023, 2022, and 2021 was $7.5 million, $7.3 million, and $4.0 million, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

9. Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for each of the years in the three-year period ended May 31, 2023 were as follows (all amounts are net of tax):

	Currency
	Translation
	Adjustments	Pension Plans	Total
Balance as of June 1, 2020	$(2.0)	$(42.6)	$(44.6)
Other comprehensive loss before reclassifications	5.9	4.4	10.3
Amounts reclassified from AOCL	—	16.0	16.0
Total other comprehensive loss	5.9	20.4	26.3
Balance as of May 31, 2021	3.9	(22.2)	(18.3)
Other comprehensive income (loss) before reclassifications	(6.7)	4.6	(2.1)
Amounts reclassified from AOCL	—	0.8	0.8
Total other comprehensive income (loss)	(6.7)	5.4	(1.3)
Balance as of May 31, 2022	(2.8)	(16.8)	(19.6)
Other comprehensive income before reclassifications	(2.9)	0.7	(2.2)
Amounts reclassified from AOCL	—	(1.7)	(1.7)
Total other comprehensive loss	(2.9)	(1.0)	(3.9)
Balance as of May 31, 2023	$(5.7)	$(17.8)	$(23.5)

10. Other Non-current Assets

At May 31, 2023 and 2022, other non-current assets consisted of the following:

	May 31,
	2023	2022
License fees, net	$39.6	$22.2
Contract assets	27.5	22.5
Investments in joint ventures	16.6	20.0
Assets under deferred compensation plan	15.2	12.4
Debt and equity investments	11.4	4.5
Pension assets	8.7	9.8
Other	8.8	6.4
	$127.8	$97.8

Investments in Aircraft Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During fiscal 2023, 2022, and 2021, we were paid $1.0 million, $1.1 million, and $1.0 million, respectively, for such services.

In the fourth quarter of fiscal 2022, we acquired an aircraft and two engines from one of our aircraft joint ventures for $16.8 million, net of $0.2 million in remarketing fees earned on the purchase, and then sold the assets for $17.0 million.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Investment in Indian Joint Venture

Our investments in joint ventures include $9.8 million for our 40% ownership interest in a joint venture in India to operate an airframe maintenance facility. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

We guarantee 40% of the Indian joint venture’s debt and have recognized a guarantee liability of $9.6 million as of May 31, 2023. Each of the partners in the Indian joint venture also has a loan to the joint venture proportionate to its equity ownership. In addition to the net equity investment of $6.4 million, our investment in the Indian joint venture includes $3.4 million for our loan to the joint venture as of May 31, 2023.

We account for our share of the earnings or losses of the Indian joint venture using the equity method with a reporting lag of two months, as the financial statements of the Indian joint venture are not completed on a timely basis that is sufficient for us to apply the equity method on a current basis. Our share of the Indian joint venture’s losses for fiscal 2023, 2022, and 2021 were $2.7 million, $1.8 million, and $0 million, respectively.We are currently evaluating a potential exit from our investment in the Indian joint venture.

Investment in Malaysian Joint Venture

In the fourth quarter of fiscal 2020, we made the decision to exit our joint venture which operates a landing gear wheel and brake repair and overhaul facility in Malaysia. In conjunction with the decision to exit the joint venture, we recognized an impairment charge of $1.9 million reflecting the anticipated net proceeds from our investment. During fiscal 2022, we decided to pursue a shutdown of the joint venture and recognized additional impairment charges and related shutdown costs of $0.7 million which is reported in Loss from joint ventures on the Consolidated Statement of Income.

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

In September 2022, we entered into another amendment of our agreement with Unison to include a one-year extension of the termination date to December 31, 2032, an $18.0 million license fee paid in September 2022, and an increase to the fixed percentage of annual license fees for our net sales of Unison products. The September 2022 payment of $18.0 million relates to specific product lines and is being amortized on a straight-line basis over the non-cancellable license period applicable to these product lines. As of May 31, 2023, the unamortized balance of the license is $36.6 million.

Split-Dollar Life Insurance Arrangements

We previously entered into split-dollar life insurance agreements to benefit certain former executives and officers. Under the terms of the arrangements, we made premium payments on the individuals’ behalf and we retained a collateral interest in the policies generally to the extent of the premiums we previously paid. As of May 31, 2023, our Consolidated Balance Sheet included $5.5 million in Other non-current assets for cumulative premiums paid and expected to be reimbursed upon termination of the policies.

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

11. Leases

We lease facilities, offices, vehicles, and equipment. We determine at inception whether an arrangement that provides us control over the use of an asset is a lease. ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets at lease commencement date based on the present value of the future minimum lease payments over the lease term. Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. We estimate our incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

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

The summary of our operating lease cost is as follows:

	For the Year Ended May 31,
	2023	2022	2021
Operating lease cost	$20.3	$20.8	$16.4
Short-term lease cost	5.9	2.2	1.7
Variable lease cost	3.2	9.2	3.5
	$29.4	$32.2	$21.6

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

With the exception of a land lease for one of our airframe maintenance facilities that expires in 2108, our operating leases expire at various dates through 2034. Maturities of our operating lease payments as of May 31, 2023 are as follows:

2024	$14.5
2025	12.3
2026	9.1
2027	8.4
2028	7.8
Thereafter	17.6
Total undiscounted payments	69.7
Less: Imputed interest	(9.2)
Present value of minimum lease payments	60.5
Less: Operating lease liabilities – current	(12.3)
Operating lease liabilities – non-current	$48.2

The current portion of operating lease liabilities are presented within Accrued liabilities on our Consolidated Balance Sheets.

Excluding leases related to our discontinued operations, our weighted-average remaining lease term and weighted-average discount rate are as follows:

	May 31,
	2023	2022
Remaining lease term	6.9 years	7.6 years
Discount rate	3.8%	3.7%

Supplemental cash flow information related to leases was as follows:

	For the Year Ended May 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$14.5	$14.1	$15.3
Operating lease liabilities arising from obtaining ROU assets	4.5	9.5	5.2

12. Commitments

We enter into purchase obligations, which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $406.1 million in 2024, $93.4 million in 2025, $34.6 million in 2026, $4.8 million in 2027 and none in 2028.

We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2023 was approximately $22.7 million which includes $12.9 million related to a guarantee of 40% of the outstanding debt of our Indian joint venture. We have recognized a current liability of $9.6 million based on the fair value of our guarantee obligation.

13. Government Subsidies

We receive grants from certain governments in exchange for compliance with certain conditions relating to our activities in a specific jurisdiction. Grants can be structured to encourage investment, job creation, job retention, employee training, and other related activities. We recognize government grants when there is reasonable assurance that we will comply with the conditions of the grant and the grant is received or is probable of receipt and the amount is determinable. Government grants are recorded as a reduction to the related expense to which the grant relates in our Consolidated Statement of Income.

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

Other countries have enacted legislation similar to the CARES Act to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees. In fiscal 2023, 2022, and 2021, our foreign subsidiaries recognized subsidies of $1.6 million, $4.9 million, and $7.9 million, respectively, from foreign governments which have been deducted from the related expenses on our Consolidated Statements of Income.

We have a government grant that is used to support job training and workforce development costs at one of our U.S. airframe maintenance facilities. For this grant, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $2.4 million and $0.3 million, respectively in fiscal 2023.

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

15. Acquisition

On March 20, 2023, we acquired the outstanding shares of Trax for a purchase price of $120.0 million plus contingent consideration of up to $20.0 million based on Trax’s adjusted revenue in calendar years 2023 and 2024. Trax is a leading provider of aircraft MRO and fleet management software supporting a broad spectrum of maintenance activities for a diverse global customer base of airlines and MROs.

The purchase price was paid at closing except for $12.0 million which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund any post-closing adjustments for working capital and indebtedness. The preliminary post-closing adjustments for working capital and indebtedness are estimated to be a reduction in the purchase price of $2.8 million.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The contingent consideration is based on an adjusted revenue target and requires certain of the former owners’ continued employment through December 31, 2024, and is treated as compensation expense within Selling, general and administrative expenses. The adjusted revenue target is based on revenue recognized under U.S. GAAP adjusted for certain events related to deferred revenue, customer commitments, and other adjustments. We recognized compensation expense of $1.1 million in fiscal 2023.

We accounted for the acquisition using the acquisition method and included the results of Trax operations in our consolidated financial statements from the effective date of the acquisition. Trax is reported within our Aviation Services segment. The acquisition was funded using a combination of proceeds from our Revolving Credit Facility and cash on hand. Transaction costs associated with the acquisition of $4.9 million were expensed as incurred within Selling, general and administrative expenses in fiscal 2023.

The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about their acquisition date fair values. Since the acquisition was only recently completed, the allocation of the purchase price is preliminary and will likely change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those related to working capital and income taxes. The final determination of the fair values will be completed within the one-year measurement period. The preliminary fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$8.8
Other assets	6.7
Intangible assets	61.7
Deferred revenue	(6.8)
Deferred tax liabilities	(15.8)
Other liabilities	(2.6)
Net assets acquired	52.0
Goodwill	60.5
Purchase price, net of cash acquired	$112.5

Acquired amortizable intangible assets include customer relationships of $33.6 million and developed technology of $22.0 million which are being amortized over 12 years and 20 years, respectively. Intangible assets also include tradenames of $6.1 million which are indefinite-lived. The goodwill associated with the Trax acquisition is not deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including complimentary products and services, cross-selling opportunities and intangible assets that do not qualify for separate recognition, such as their assembled workforce.

16. Business Segment Information

Segment Reporting

Our chief operating decision making officer (“CODM”) is our Chairman, President and Chief Executive Officer and consistent with how he evaluates performance and the way we are organized internally, we report our activities in two segments: Aviation Services comprised of supply chain and MRO activities and Expeditionary Services comprised of manufacturing activities.

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

The accounting policies for the segments are the same as those described in Note 1. Our CODM evaluates performance based on the operating segments and utilizes gross profit as a primary profitability measure. Gross profit is calculated by subtracting cost of sales from sales. The assets and certain expenses related to corporate activities are not allocated to the segments. Our operating segments are aligned principally around differences in products and services.

During the first quarter of fiscal 2024, our CODM implemented changes in how he evaluates the business, allocates resources, and assesses performance. Specifically, this new structure results in the separation of our Aviation Services segment into three new operating segments: Parts Supply, Repair & Engineering and Integrated Solutions. Beginning with the first quarter of fiscal 2024, we will report under this new structure using the following four operating segments:

●	Parts Supply, primarily consisting of our sales of used serviceable engine and airframe parts and components and distribution of new parts;
●	Repair & Engineering, primarily consisting of our maintenance, repair, and overhaul services across airframes and components, including landing gear;
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”) and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations.

In conjunction with the re-alignment, our CODM will evaluate each segment’s performance based on operating income instead of gross profit as the CODM believes operating income is a more comprehensive profitability measure for each operating segment. These changes will be initially reflected in our condensed consolidated financial statements for the quarterly period ended August 31, 2023 and are not reflected herein.

Selected financial information for each segment is as follows:

	For the Year Ended May 31,
	2023	2022	2021

Net sales:
Aviation Services	$1,898.7	$1,745.8	$1,553.7
Expeditionary Services	91.8	74.2	98.6
	$1,990.5	$1,820.0	$1,652.3

	For the Year Ended May 31,
	2023	2022	2021
Gross profit:
Aviation Services	$355.1	$297.5	$263.2
Expeditionary Services	15.0	15.7	12.7
	$370.1	$313.2	$275.9

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	May 31,
	2023	2022
Total assets:
Aviation Services	$1,617.1	$1,367.3
Expeditionary Services	67.0	74.8
Corporate and discontinued operations	149.0	131.8
	$1,833.1	$1,573.9

	For the Year Ended May 31,
	2023	2022	2021
Capital expenditures:
Aviation Services	$23.0	$16.2	$8.1
Expeditionary Services	6.1	1.0	3.1
Corporate	0.4	0.1	0.1
	$29.5	$17.3	$11.3

	For the Year Ended May 31,
	2023	2022	2021
Depreciation and amortization:[1]
Aviation Services	$25.7	$31.2	$33.7
Expeditionary Services	1.5	1.6	2.3
Corporate	14.2	8.5	9.5
	$41.4	$41.3	$45.5
1	Includes amortization of stock-based compensation.

Reconciliations of our segment gross profit to income from continuing operations before provision for income taxes is as follows:

	For the Year Ended May 31,
	2023	2022	2021

Segment gross profit	$370.1	$313.2	$275.9
Provision for credit losses	(2.6)	(1.2)	(8.5)
Selling, general and administrative	(230.4)	(202.2)	(182.4)
Earnings (Loss) from joint ventures	(3.2)	(2.9)	0.2
Losses related to sale and exit of business	(0.7)	(1.7)	(20.2)
Other income (expenses), net	(0.8)	2.2	4.3
Interest expense	(12.2)	(2.4)	(5.0)
Interest income	1.0	0.1	0.2
Income from continuing operations before provision for income taxes	$121.2	$105.1	$64.5

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The U.S. Department of Defense, U.S. Department of State, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years. Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2023	2022	2021
Aviation Services	$499.7	$557.4	$657.0
Expeditionary Services	77.3	62.6	81.8
	$577.0	$620.0	$738.8
Percentage of total sales	29.0%	34.1%	44.7%

Sales across the major customer markets for each of our operating segments were as follows:

	For the Year Ended May 31,
	2023	2022	2021
Aviation Services:
Commercial	$1,320.5	$1,081.6	$793.9
Government and defense	578.2	664.2	759.8
	$1,898.7	$1,745.8	$1,553.7
Expeditionary Services:
Commercial	$8.3	$2.2	$12.5
Government and defense	83.5	72.0	86.1
	$91.8	$74.2	$98.6

Sales by type of product/service was as follows:

	For the Year Ended May 31,
	2023	2022	2021
Aviation supply chain	$1,365.3	$1,275.1	$1,172.7
Maintenance, repair and overhaul services	533.4	470.7	381.0
Mobility products	91.8	74.2	98.6
	$1,990.5	$1,820.0	$1,652.3

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Geographic Data

Sales by geographic region for the fiscal years ended May 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended May 31,
	2023	2022	2021
Aviation Services:
North America	$1,443.5	$1,346.2	$1,255.7
Europe/Africa	267.4	223.7	207.5
Other	187.8	175.9	90.5
	$1,898.7	$1,745.8	$1,553.7
Expeditionary Services:
North America	$89.6	$74.0	$95.9
Other	2.2	0.2	2.7
	$91.8	$74.2	$98.6

	May 31,
	2023	2022
Long-lived assets:
United States	$559.9	$400.4
Europe	78.5	74.3
Other	96.8	92.0
	$735.2	$566.7

Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries) were approximately $588.6 million (29.6% of sales), $484.5 million (26.6% of sales) and $370.5 million (22.4% of sales) in fiscal 2023, 2022 and 2021, respectively.

17. Legal Proceedings and Other Matters

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

Russian Bankruptcy Litigation

During calendar years 2016 and 2017, certain of the Company’s subsidiaries purchased four engines from VIM-AVIA Airlines, LLC (“VIM-AVIA”), a company organized in Russia. Subsequent to the purchase of the engines, VIM-AVIA declared bankruptcy in Russian courts, and shortly thereafter the receiver of the VIM-AVIA bankruptcy estate and one of the major creditors of VIM-AVIA filed a claw-back action against our subsidiaries alleging that the contracts entered into with VIM-AVIA in the 2016-2017 timeframe are invalid. The clawback action alleged that our subsidiaries owe the VIM-AVIA bankruptcy estate approximately $13 million, the alleged fair market value of the four engines at the time of sale. In March 2022, the Russian court awarded a $1.8 million judgment against the Company relating to one engine, and dismissed all the other claims against the Company relating to the three remaining engines. The Company has appealed the $1.8 million judgment entered against it by the Russian court, and the receiver and the creditor have appealed that portion to the Russian court’s judgment dismissing their claims relating to the remaining three engines. These appeals remain pending. The Company strongly disputes all claims asserted in the clawback action. However, with the developments in the Russia/Ukraine conflict, the U.S. and its North Atlantic Treaty Organization allies imposed a range of sanctions and export controls in February 2022 on Russian entities and individuals. These sanctions and export controls have resulted in heightened tensions between the United States and Russia and a hostile business and legal environment for foreign companies in Russia, which may negatively impact the Company’s ability to defend a VIM-AVIA appeal of the judgments in the Company’s favor. We have recognized a liability for the $1.8 million judgment in the three-month period ended February 28, 2023.

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

In March 2022, the buyer of the Composites business (the “Buyer”) filed for bankruptcy and moved to have the bankruptcy court reject the A220 Contract. The Customer also notified us that it believes the Buyer has failed to timely deliver products in accordance with the terms of the A220 Contract and that the Customer has incurred losses related to the asserted non-compliance that the Customer believes is covered by our performance guarantee. To date, the Customer has provided us with limited details in support of the extent of the Customer’s claimed losses with respect to the A220 Contract and its contention that we may be responsible under our performance guarantee to reimburse the Customer for any portion of its claimed losses. The Customer filed suit against us during the fourth quarter of fiscal 2023 claiming damages of at least $32 million.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of May 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2023, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 31, 2023 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. However, under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquired businesses from management’s report on internal control over financial reporting for the first year subsequent to acquisition. Accordingly, in making its assessment of internal control over financial reporting as of May 31, 2023, management excluded the internal control activities of the acquisition of Trax USA Corp. which constituted approximately 0.2% of total sales and 1.2% of total assets as of and for the year ended May 31, 2023.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2023.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AAR CORP.:

Opinion on Internal Control Over Financial Reporting

We have audited AAR CORP. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated July 18, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Trax USA Corp. during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2023, Trax USA Corp.’s internal control over financial reporting associated with 0.2% of total sales and 1.2% of total assets included in the consolidated financial statements of the Company as of and for the year ended May 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Trax USA Corp.

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
July 18, 2023

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption “Information about Our Director Nominees and Our Continuing Directors” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

The information required by this item regarding the Executive Officers of the Company appears under the caption “Information about our Executive Officers” in Part I, Item 1 above.

The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an “audit committee financial expert” is incorporated by reference to the information contained under the caption “The Board’s Role and Responsibilities – Role and Responsibilities of the Board Committees” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

The information required by this item regarding our Code of Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption “Board Practices and Policies – Code of Conduct” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption “Director Nominations and Qualifications” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions ‘‘Executive Compensation” and ‘‘Director Compensation” of our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption “Stock Ownership Information” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information contained under the captions “Director Independence” and “Board Practices and Policies – Related Person Transaction Policy” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

(a) (3) Exhibits

Management contracts and compensatory arrangements have been marked with an asterisk (*) on the Exhibit Index which is contained below:

	Index		Exhibits

3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004)

		3.2	By-Laws, as amended July 9, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 13, 2018)

4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).

		4.2	By-Laws, as amended July 9, 2018 (See Exhibit 3.2).

		4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2022)

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

		10.4*	Form of Fiscal 2024 Director Restricted Stock Agreement (filed herewith)

		10.5*	Form of Split Dollar Insurance Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006)

		10.6*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008)

		10.7*	Form of Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012)

		10.8*	AAR CORP. 2013 Stock Plan (as Amended and Restated Effective July 13, 2020) (incorporated by reference to Appendix C to the Registrant’s Proxy Statement dated August 28, 2020)

		10.9*	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020)

		10.10	Credit Agreement dated December 14, 2022 among AAR CORP., Wells Fargo, N.A., as administrative agent, and the various financial institutions party thereto (filed herewith)

10.11

Purchase Agreement dated February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2018)

Index		Exhibits

10.12

First Amendment to Purchase Agreement dated as of May 22, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

10.13

Second Amendment to Purchase Agreement dated as of October 25, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020)

10.14

Third Amendment to Purchase Agreement dated as of October 7, 2020 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020)

10.15

Amendment dated December 23, 2021 to Purchase Agreement dated as of February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2022)

10.16*

Post-Retirement Agreement dated May 24, 2018 between AAR CORP. and David P. Storch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 25, 2018), as amended May 31, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2019), as amended July 11, 2019 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019), and as amended July 13, 2021 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021))

10.17*

Consulting Agreement between the Company and David P. Storch, dated September 20, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022)

10.18*

Amended and Restated Employment Agreement dated as of May 24, 2018 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

10.19*

First Amendment to the Amended and Restated Employment Agreement dated as of July 30, 2020 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020)

	10.20*	Form of AAR CORP. Fiscal 2022 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2021)

	Index		Exhibits

		10.21*	Form of AAR CORP. Fiscal 2022 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2021)

		10.22*	Form of AAR CORP. Fiscal 2022 Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2021)

		10.23*	Form of AAR CORP. Fiscal 2023 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022)

10.24*

Form of AAR CORP. Fiscal 2023 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022)

		10.25*	Form of AAR CORP. Fiscal 2023 Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022)

10.26*

Form of AAR CORP. Fiscal 2023 Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022)

10.27

Payroll Support Agreement dated July 30, 2020 by and between AAR Aircraft Services, Inc., Aviation Maintenance Staffing, Inc., AAR Landing Gear LLC, and the United States Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2020)

		10.28*	Form of AAR CORP. Fiscal 2022 Special Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2022)

		10.29*	Form of AAR CORP. Fiscal 2022 Special Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2022)

		10.30*	Form of AAR CORP. Fiscal 2022 Special Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 25, 2022)

21.	Subsidiaries of the	21.1	Subsidiaries of AAR CORP. (filed herewith)
Registrant

23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.		31.1	Section 302 Certification dated July 18, 2023 of John M. Holmes, Chairman, President and Chief Executive Officer of Registrant (filed herewith)

		31.2	Section 302 Certification dated July 18, 2023 of Sean M. Gillen, Senior Vice President and Chief Financial Officer of Registrant (filed herewith)

32.		32.1	Section 906 Certification dated July 18, 2023 of John M. Holmes, Chairman, President and Chief Executive Officer of Registrant (filed herewith)

	Index		Exhibits

		32.2	Section 906 Certification dated July 18, 2023 of Sean M. Gillen, Senior Vice President and Chief Financial Officer of Registrant (filed herewith)

101.		101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2023 and 2022, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2023, 20212 and 2021, (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2023, 2022, and 2021, (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2023 and (vi) Notes to Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date: July 18, 2023	BY:	/s/ JOHN M. HOLMES
John M. Holmes
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
July 18, 2023
/s/ JOHN M. HOLMES	Chairman, President and Chief Executive Officer
John M. Holmes	(Principal Executive Officer)

/s/ SEAN M. GILLEN	Senior Vice President and Chief Financial Officer
Sean M. Gillen	(Principal Financial Officer)

/s/ ERIC S. PACHAPA	Vice President, Controller and Chief Accounting
Eric S. Pachapa	Officer (Principal Accounting Officer)

/s/ ANTHONY K. ANDERSON	Director
Anthony K. Anderson

/s/ MICHAEL R. BOYCE	Director
Michael R. Boyce

/s/ JOHN W. DIETRICH	Director
John W. Dietrich

/s/ ROBERT F. LEDUC	Director
Robert F. Leduc

/s/ ELLEN M. LORD	Director
Ellen M. Lord

/s/ DUNCAN J. MCNABB	Director
Duncan J. McNabb

/s/ PETER PACE	Director
Peter Pace

/s/ JENNIFER L. VOGEL	Director
Jennifer L. Vogel

/s/ MARC J. WALFISH	Director
Marc J. Walfish