Form 10-Q
period 2023-08-31
AAR CORP
filed 2023-09-26
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2023

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

As of August 31, 2023 there were 35,294,997 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2023

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2023 and May 31, 2023

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2023	2023
	(Unaudited)
Current assets:
Cash and cash equivalents	$70.3	$68.4
Restricted cash	19.9	13.4
Accounts receivable, less allowances of $14.1 and $13.4, respectively	280.6	241.3
Contract assets	99.3	86.9
Inventories	614.2	574.1
Rotable assets and equipment on or available for short-term lease	51.7	50.6
Assets of discontinued operations	12.6	13.5
Prepaid expenses and other current assets	58.6	49.7
Total current assets	1,207.2	1,097.9

Property, plant, and equipment, net of accumulated depreciation of $272.8 and $268.8, respectively	131.0	126.1

Other assets:
Goodwill	177.4	175.8
Intangible assets, net of accumulated amortization of $7.1 and $6.0, respectively	62.6	63.7
Operating lease right-of-use assets, net	67.3	63.7
Rotable assets supporting long-term programs	176.8	178.1
Other non-current assets	132.1	127.8
	616.2	609.1
	$1,954.4	$1,833.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2023 and May 31, 2023

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2023	2023
	(Unaudited)
Current liabilities:
Accounts payable	$222.2	$158.5
Accrued liabilities	158.9	179.6
Liabilities of discontinued operations	12.4	13.4
Total current liabilities	393.5	351.5

Long-term debt	304.8	269.7
Operating lease liabilities	51.5	48.2
Deferred tax liabilities	39.7	33.6
Other liabilities	43.0	31.0
	439.0	382.5

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	481.8	484.5
Retained earnings	910.0	910.6
Treasury stock, 10,005,789 and 10,385,237 shares at cost, respectively	(307.1)	(317.8)
Accumulated other comprehensive loss	(8.1)	(23.5)
Total equity	1,121.9	1,099.1
	$1,954.4	$1,833.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended August 31, 2023 and 2022

(Unaudited)

(In millions, except share data)

	Three Months Ended
	August 31,
	2023	2022
Sales:
Sales from products	$337.5	$265.2
Sales from services	212.2	181.1
	549.7	446.3
Cost of sales:
Cost of products	273.8	214.0
Cost of services	174.6	150.4
	448.4	364.4
Gross profit	101.3	81.9
Provision for credit losses	0.4	—
Selling, general, and administrative	74.7	50.1
Loss from joint ventures	(0.9)	(0.6)
Operating income	25.3	31.2
Pension settlement charge	(26.7)	—
Losses related to sale and exit of business	(0.7)	—
Other income, net	—	0.2
Interest expense	(5.8)	(1.1)
Interest income	0.4	0.1
Income (Loss) from continuing operations before income taxes	(7.5)	30.4
Income tax expense (benefit)	(6.9)	8.1
Income (Loss) from continuing operations	(0.6)	22.3
Income from discontinued operations, net of tax	—	0.4
Net income (loss)	$(0.6)	$22.7

Earnings (Loss) per share – basic:
Earnings (Loss) from continuing operations	$(0.02)	$0.63
Earnings from discontinued operations	—	0.01
Earnings (Loss) per share – basic	$(0.02)	$0.64

Earnings (Loss) per share – diluted:
Earnings (Loss) from continuing operations	$(0.02)	$0.62
Earnings from discontinued operations	—	0.01
Earnings (Loss) per share – diluted	$(0.02)	$0.63

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2023 and 2022

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2023	2022
Net income (loss)	$(0.6)	$22.7
Other comprehensive income (loss), net of tax:
Currency translation adjustments	0.5	(3.3)
Pension and other post-retirement plans, net of tax	14.9	0.2
Other comprehensive income (loss), net of tax	15.4	(3.1)
Comprehensive income	$14.8	$19.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2023 and 2022

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2023	2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$(0.6)	$22.7
Less: Income from discontinued operations	—	(0.4)
Income from continuing operations	(0.6)	22.3
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	8.4	6.8
Stock-based compensation	4.3	4.1
Pension settlement charge	26.7	—
Loss from joint ventures	0.9	0.6
Provision for credit losses	0.4	—
Deferred tax benefit	(4.6)	—
Changes in certain assets and liabilities:
Accounts receivable	(40.5)	(7.7)
Contract assets	(12.3)	(14.2)
Inventories	(39.8)	(26.0)
Prepaid expenses and other current assets	(8.8)	6.6
Rotable assets supporting long-term programs	(1.0)	(3.1)
Accounts payable	64.2	38.4
Accrued and other liabilities	(10.0)	(27.2)
Deferred revenue on long-term programs	(4.3)	6.5
Other	(1.5)	(0.1)
Net cash provided by (used in) operating activities – continuing operations	(18.5)	7.0
Net cash used in operating activities - discontinued operations	(0.2)	(0.2)
Net cash provided by (used in) operating activities	(18.7)	6.8
Cash flows used in investing activities:
Property, plant, and equipment expenditures	(9.1)	(6.7)
Other	(2.5)	(4.0)
Net cash used in investing activities – continuing operations	(11.6)	(10.7)
Cash flows provided by (used in) financing activities:
Short-term borrowings on Revolving Credit Facility, net	35.0	15.0
Purchase of treasury stock	—	(21.9)
Stock compensation activity	3.7	0.4
Net cash provided by (used in) financing activities – continuing operations	38.7	(6.5)
Effect of exchange rate changes on cash	—	(0.1)
Increase (Decrease) in cash, cash equivalents, and restricted cash	8.4	(10.5)
Cash, cash equivalents, and restricted cash at beginning of period	81.8	58.9
Cash, cash equivalents, and restricted cash at end of period	$90.2	$48.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2023 and 2022

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2023	$45.3	$484.5	$910.6	$(317.8)	$(23.5)	$1,099.1
Net loss	—	—	(0.6)	—	—	(0.6)
Stock option activity	—	(0.3)	—	7.0	—	6.7
Restricted stock activity	—	(2.4)	—	3.7	—	1.3
Other comprehensive income, net of tax	—	—	—	—	15.4	15.4
Balance, August 31, 2023	$45.3	$481.8	$910.0	$(307.1)	$(8.1)	$1,121.9

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2022	$45.3	$477.5	$820.4	$(289.1)	$(19.6)	$1,034.5
Net income	—	—	22.7	—	—	22.7
Stock option activity	—	1.0	—	1.5	—	2.5
Restricted stock activity	—	(1.7)	—	3.5	—	1.8
Repurchase of shares	—	—	—	(21.9)	—	(21.9)
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	(3.1)
Balance, August 31, 2022	$45.3	$476.8	$843.1	$(306.0)	$(22.7)	$1,036.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2023

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of May 31, 2023 has been derived from audited financial statements. To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of August 31, 2023, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three- month periods ended August 31, 2023 and 2022, the Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2023 and 2022, and the Condensed Consolidated Statement of Changes in Equity for the three-month periods ended August 31, 2023 and 2022. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

August 31, 2023

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

August 31, 2023

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

We have elected to use certain practical expedients permitted under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Condensed Consolidated Statements of Operations and are not considered a performance obligation to our customers. Our reported sales on our Condensed Consolidated Statements of Operations are net of any sales or related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

For the three-month period ended August 31, 2023, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $3.0 million and $(2.5) million, respectively. For the three-month period ended August 31, 2022, we recognized a favorable cumulative catch-up adjustment of $2.9 million.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

Net contract assets and liabilities are as follows:

	August 31,	May 31,
	2023	2023	Change
Contract assets – current	$99.3	$86.9	$12.4
Contract assets – non-current	30.8	27.5	3.3
Contract liabilities:
Deferred revenue – current	(25.4)	(19.7)	(5.7)
Deferred revenue on long-term contracts	(11.7)	(12.7)	1.0
Net contract assets	$93.0	$82.0	$11.0

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

To support our power-by-the-hour customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services. The agreement included certain minimum repair volume guarantees, which we have not met. To date, we have recognized charges of $8.1 million to reflect our obligations for not achieving the minimum volume guarantees. As of August 31, 2023, our Condensed Consolidated Balance Sheet included remaining loss reserves of $5.1 million with $4.4 million classified as current in Accrued liabilities and $0.7 million classified as long-term in Other liabilities.

Changes in our deferred revenue were as follows for the three-month periods ended August 31, 2023 and 2022:

	Three Months Ended
	August 31,
	2023	2022
Deferred revenue at beginning of period	$(32.4)	$(30.6)
Revenue deferred	(66.8)	(57.5)
Revenue recognized	61.1	53.5
Other (1)	1.0	1.1
Deferred revenue at end of period	$(37.1)	$(33.5)
(1)	Other includes cumulative catch-up adjustments, foreign currency translation, and other adjustments.

Remaining Performance Obligations

As of August 31, 2023, we had approximately $810 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 55% of this backlog will be recognized as revenue over the next 12 months with approximately 45% of the remainder recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs and/or repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Third-party sales across the major customer markets for each of our operating segments for the three-month periods ended August 31, 2023 and 2022 were as follows:

	Three Months Ended
	August 31,
	2023	2022
Parts Supply:
Commercial	$206.0	$129.8
Government and defense	30.8	38.8
	$236.8	$168.6
Repair & Engineering
Commercial	$121.6	$112.7
Government and defense	15.9	14.9
	$137.5	$127.6
Integrated Solutions:
Commercial	$62.8	$49.6
Government and defense	93.5	78.2
	$156.3	$127.8
Expeditionary Services:
Commercial	$2.1	$1.5
Government and defense	17.0	20.8
	$19.1	$22.3

Consolidated sales by geographic region for the three-month periods ended August 31, 2023 and 2022 were as follows:

	Three Months Ended
	August 31,
	2023	2022
U.S./Canada	$408.9	$345.2
Europe/Africa	91.4	62.8
Asia/South Pacific	41.2	31.0
Other	8.2	7.3
	$549.7	$446.3

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	August 31,	May 31,
	2023	2023
U.S. Government contracts:
Trade receivables	$16.0	$13.1
Unbilled receivables	17.0	18.9
	33.0	32.0
All other customers:
Trade receivables	207.4	179.7
Unbilled receivables	40.2	29.6
	247.6	209.3
	$280.6	$241.3

Note 5 – Accounting for Stock-Based Compensation

Restricted Stock

In the three-month period ended August 31, 2023, as part of our annual long-term stock incentive compensation, we granted 81,100 shares of performance-based restricted stock and 87,130 shares of time-based restricted stock to eligible employees. The grant date fair value per share for these shares was $58.27 (the closing price per share of our common stock on the grant date). We also granted 21,834 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $51.51 (the closing price per share of our common stock on the grant date).

Expense charged to operations for restricted stock during each of the three-month periods ended August 31, 2023 and 2022 was $3.4 million and $3.0 million, respectively.

Stock Options

In July 2023, as part of our annual long-term stock incentive compensation, we granted 141,545 stock options to eligible employees at an exercise price per share of $58.27 and grant date fair value per share of $25.31. The fair value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.1%
Expected volatility of common stock	42.3%
Dividend yield	0.0%
Expected option term in years	5.1

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2023 and 2022 was $7.6 million and $0.9 million, respectively. Expense charged to operations for stock options during the three-month periods ended August 31, 2023 and 2022 was $0.9 million and $1.1 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

Note 6 – Inventories

The summary of inventories is as follows:

	August 31,	May 31,
	2023	2023
Aircraft and engine parts, components and finished goods	$534.1	$488.9
Raw materials and parts	52.4	59.6
Work-in-process	27.7	25.6
	$614.2	$574.1

Note 7 – Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2023	2022
Interest paid	$5.3	$0.8
Income taxes paid	6.7	4.1
Income tax refunds received	—	0.2
Operating lease liabilities arising from obtaining or re-measuring ROU assets	6.9	0.3

Note 8 – Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2024, but, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets.

During the three-month periods ended August 31, 2023 and 2022, we sold $35.0 million and $43.4 million, respectively, of receivables under the Purchase Agreement and remitted $34.1 million and $43.5 million, respectively, to the Purchaser on their behalf. As of August 31, 2023 and May 31, 2023, we had collected cash of $7.6 million and $1.3 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other income, net on our Condensed Consolidated Statements of Operations. We incurred discounts on the sale of our receivables of $0.2 million and $0.1 million during the three-month periods ended August 31, 2023 and 2022, respectively.

Note 9 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2023	2023
Revolving Credit Facility with interest payable monthly	$307.0	$272.0
Debt issuance costs, net	(2.2)	(2.3)
Long-term debt	$304.8	$269.7

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

At August 31, 2023, our debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

On December 14, 2022, we entered into a credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a $620 million unsecured revolving credit facility (the “Revolving Credit Facility”) that we can draw upon for working capital and general corporate purposes. Under certain circumstances, we may request an increase to the lending commitments under the Credit Agreement by an aggregate amount of up to $300 million, not to exceed $920 million in total. The Credit Agreement expires on December 14, 2027. Borrowings under the Credit Agreement bear interest at a variable rate based on the secured overnight financing rate, or SOFR, plus 112.5 to 200 basis points based on certain financial measurements if a SOFR loan, or at the offered fluctuating Base Rate plus 12.5 to 100 basis points based on certain financial measurements if a Base Rate loan.

On December 14, 2022, and in connection with our entry into the Credit Agreement, we terminated our revolving credit facility under the credit agreement dated April 12, 2011, as amended, (the “2011 Credit Agreement”) with the outstanding borrowings under the 2011 Credit Agreement at the date of its termination rolled over to the Credit Agreement.

Borrowings outstanding under the Revolving Credit Facility at August 31, 2023 were $307.0 million and there were approximately $11.1 million of outstanding letters of credit, which reduced the availability of this facility to $301.9 million.

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our Credit Agreement also requires our significant domestic subsidiaries to provide a guarantee of payment under the Credit Agreement. At August 31, 2023, we were in compliance with the financial and other covenants in our financing agreements.

Note 10 – Other Non-current Assets

Investment in Indian Joint Venture

Our investments in joint ventures include $9.4 million for our 40% ownership interest in a joint venture in India to operate an airframe maintenance facility. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

We guarantee 40% of the Indian joint venture’s debt and have recognized a guarantee liability of $9.7 million as of August 31, 2023. Each of the partners in the Indian joint venture also has a loan to the joint venture proportionate to its equity ownership. In addition to the net equity investment of $6.0 million, our investment in the Indian joint venture includes $3.4 million for our loan to the joint venture as of August 31, 2023.

We account for our share of the earnings or losses of the Indian joint venture using the equity method with a reporting lag of two months, as the financial statements of the Indian joint venture are not completed on a timely basis that is sufficient for us to apply the equity method on a current basis. Our share of the Indian joint venture’s losses for the three-month periods ended August 31, 2023 and 2022 were $0.6 million and $0.2 million, respectively. We are currently evaluating a potential exit from our investment in the Indian joint venture.

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

August 31, 2023

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

A reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2023 and 2022 is as follows:

	Three Months Ended
	August 31,
	2023	2022
Basic and Diluted EPS:
Income (Loss) from continuing operations	$(0.6)	$22.3
Less income attributable to participating shares	—	(0.3)
Income (Loss) from continuing operations attributable to common shareholders	(0.6)	22.0
Income from discontinued operations attributable to common shareholders	—	0.4
Net income (loss) attributable to common shareholders for earnings per share	(0.6)	$22.4

Weighted Average Shares:
Weighted average common shares outstanding-basic	34.7	34.9
Additional shares from assumed exercise of stock options	0.4	0.5
Weighted average common shares outstanding-diluted	35.1	35.4

Earnings (Loss) per share – basic:
Earnings (Loss) from continuing operations	$(0.02)	$0.63
Income from discontinued operations	—	0.01
Earnings (Loss) per share – basic	$(0.02)	$0.64

Earnings (Loss) per share – diluted:
Earnings (Loss) from continuing operations	$(0.02)	$0.62
Income from discontinued operations	—	0.01
Earnings (Loss) per share – diluted	$(0.02)	$0.63

The potential dilutive effect of 230,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month period ended August 31, 2022 as the shares would have been anti-dilutive.

Note 12 - Defined Benefit Pension Settlement

During the three-month period ended August 31, 2023, we settled all future obligations under our frozen U.S. defined benefit retirement plan (the “U.S. Retirement Plan”). The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of the remaining benefit obligations to a third-party insurance company under group annuity contracts. The purchase of the group annuity contracts was funded directly by assets of the U.S. Retirement Plan and required no additional cash or asset contributions from us. As a result of the settlements, we recognized a non-cash, pre-tax pension settlement charge of $26.7 million ($16.1 million after-tax) related to the accelerated recognition of all unamortized net actuarial losses in Accumulated other comprehensive loss.

The remaining surplus plan assets of $7.6 million are expected to be utilized to fund remaining U.S. Retirement Plan expenses as well as certain contributions associated with one of our qualified 401(k) plans. Surplus plan assets not used for these expenses or 401(k) contributions would be subject to a 20% excise tax upon withdrawal from the plan. The surplus plan assets are included in Other non-current assets on our Condensed Consolidated Balance Sheet.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended August 31, 2023 and 2022 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2023	$(5.7)	$(17.8)	$(23.5)
Other comprehensive income before reclassifications	0.5	—	0.5
Amounts reclassified from AOCL	—	14.9	14.9
Total other comprehensive income	0.5	14.9	15.4
Balance at August 31, 2023	$(5.2)	$(2.9)	$(8.1)

Balance at June 1, 2022	$(2.8)	$(16.8)	$(19.6)
Other comprehensive loss before reclassifications	(3.3)	—	(3.3)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(3.3)	0.2	(3.1)
Balance at August 31, 2022	$(6.1)	$(16.6)	$(22.7)

Note 14 – Acquisition

On March 20, 2023, we acquired the outstanding shares of Trax USA Corp. (“Trax”) for a purchase price of $120.0 million plus contingent consideration of up to $20.0 million based on Trax’s adjusted revenue in calendar years 2023 and 2024. Trax is a leading provider of aircraft maintenance, repair, and overhaul (“MRO”) and fleet management software supporting a broad spectrum of maintenance activities for a diverse global customer base of airlines and MROs.

The purchase price was paid at closing except for $12.0 million which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund any post-closing adjustments for working capital and indebtedness. The preliminary post-closing adjustments for working capital and indebtedness are estimated to be a reduction in the purchase price of $1.8 million.

The contingent consideration is based on an adjusted revenue target and requires certain of the former owners’ continued employment through December 31, 2024, and is treated as compensation expense within Selling, general and administrative expenses. The adjusted revenue target is based on revenue recognized under U.S. GAAP adjusted for certain events related to deferred revenue, customer commitments, and other adjustments. We recognized compensation expense of $1.4 million in the three-months ended August 31, 2023.

We accounted for the acquisition using the acquisition method and included the results of Trax’s operations in our consolidated financial statements from the effective date of the acquisition. Trax’s results are reported within our Integrated Solutions segment. The acquisition was funded using a combination of proceeds from our Revolving Credit Facility and cash on hand. Transaction costs associated with the acquisition of $5.1 million were expensed as incurred.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about their acquisition date fair values. The allocation of the purchase price is preliminary and will potentially change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those related to working capital and income taxes. The final determination of the fair values will be completed within the one-year measurement period. The preliminary fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$8.8
Other assets	6.7
Intangible assets	61.7
Deferred revenue	(6.8)
Deferred tax liabilities	(15.8)
Other liabilities	(2.8)
Net assets acquired	51.8
Goodwill	61.7
Purchase price, net of cash acquired	$113.5

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

Note 15 – Business Segment Information

During the first quarter of fiscal 2024, our chief operating decision maker (“CODM”) implemented changes in how he organizes the business, allocates resources, and assesses performance. Specifically, this new structure resulted in the separation of our former Aviation Services segment into three new operating segments: Parts Supply, Repair & Engineering, and Integrated Solutions.

In conjunction with the re-alignment, our CODM now evaluates each segment’s performance based on operating income instead of gross profit as our CODM believes operating income is a more comprehensive profitability measure for each operating segment.

Our previously reported segment financial information has been recast to conform to our new segment structure. The change in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.

Our operating segments are comprised of:

●	Parts Supply, primarily consisting of our sales of used serviceable engine and airframe parts and components and distribution of new parts;
●	Repair & Engineering, primarily consisting of our maintenance, repair, and overhaul services across airframes and components, including landing gear;
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense, U.S. Department of State, and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations with sales derived from the engineering, design, integration, and manufacture of pallets, shelters, and containers.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2023. Cost of sales consists principally of the cost of products, including material used in manufacturing operations, direct labor, and overhead.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

The Company has not aggregated operating segments for purposes of identifying reportable segments. Inter-segment sales are recorded at fair value, which results in intercompany profit on inter-segment sales that is eliminated in consolidation. Corporate selling, general and administrative expenses include centralized functions such as legal, finance, treasury and human resources with a portion of the costs allocated to our operating segments.

Selected financial information for each segment is as follows:

	Three Months Ended August 31, 2023
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$236.8	$0.8	$237.6
Repair & Engineering	137.5	19.5	157.0
Integrated Solutions	156.3	1.1	157.4
Expeditionary Services	19.1	—	19.1
	$549.7	$21.4	$571.1

	Three Months Ended August 31, 2022
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$168.6	$1.8	$170.4
Repair & Engineering	127.6	20.3	147.9
Integrated Solutions	127.8	—	127.8
Expeditionary Services	22.3	—	22.3
	$446.3	$22.1	$468.4

The following table reconciles segment operating income to income from continuing operations before provision for income taxes:

	Three Months Ended
	August 31,
	2023	2022
Segment operating income:
Parts Supply	$15.1	$18.3
Repair & Engineering	9.1	7.4
Integrated Solutions	7.7	8.3
Expeditionary Services	1.3	2.3
	33.2	36.3
Corporate and other	(7.9)	(5.1)
	25.3	31.2
Pension settlement charge	(26.7)	—
Losses related to sale and exit of business	(0.7)	—
Other income, net	—	0.2
Interest expense	(5.8)	(1.1)
Interest income	0.4	0.1
Income (Loss) from continuing operations before provision for income taxes	$(7.5)	$30.4

Note 16 – Legal Proceedings

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

August 31, 2023

(Unaudited)

(Dollars in millions, except per share amounts)

Self-Reporting of Potential Foreign Corrupt Practices Act Violations

The Company retained outside counsel to investigate possible violations of the Company’s Code of Conduct, the U.S. Foreign Corrupt Practices Act, and other applicable laws, relating to the Company’s activities in Nepal and South Africa. Based on these investigations, in fiscal 2019, we self-reported these matters to the U.S. Department of Justice, the U.S. Securities and Exchange Commission and the UK Serious Fraud Office. The Company is fully cooperating with the reviews by these agencies, although we are unable at this time to predict what action, if any, they may take.

Russian Bankruptcy Litigation

During calendar years 2016 and 2017, certain of the subsidiaries of AAR CORP. (the “Company”) purchased four engines from VIM-AVIA Airlines, LLC (“VIM-AVIA”), a company organized in Russia. Subsequent to the purchase of the engines, VIM-AVIA declared bankruptcy in Russian courts, and shortly thereafter the receiver of the VIM-AVIA bankruptcy estate and one of the major creditors of VIM-AVIA filed a claw-back action in the Arbitration Court of the Russian Republic of Tartarstan (the “Russian Trial Court”) against our subsidiaries alleging that the contracts entered into with VIM-AVIA in the 2016-2017 timeframe are invalid. The clawback action alleged that our subsidiaries owe the VIM-AVIA bankruptcy estate approximately $13 million, the alleged fair market value of the four engines at the time of sale. In March 2023, the Russian Trial Court awarded a $1.8 million judgment against the Company relating to one engine, and dismissed all the other claims against the Company relating to the three remaining engines. The Company recognized a corresponding charge of $1.8 million in the third quarter of fiscal 2023. The Company thereafter appealed the $1.8 million judgment entered against it by the Russian Trial Court. The receiver and the creditor thereafter appealed to the Russian Trial Court’s judgment dismissing their claims relating to the remaining three engines.

On September 19, 2023, the Russian Eleventh Arbitration Court of Appeal (the “Russian Appellate Court”) announced its decision to issue an order (i) affirming the Russian Trial Court’s adverse judgment against the Company relating to one of the four engines; (ii) reversing the Russian Trial Court’s dismissal of the claims relating to the remaining three engines; and (iii) awarding a judgment against the Company in the total amount of $13.0 million. The Company strongly disputes the validity of the judgment announced by the Russian Appellate Court and continues to strongly dispute all claims asserted in the clawback action. The Company may seek further appellate review in the Russian courts. During the first quarter of fiscal 2024, the Company recognized a charge for $11.2 million representing the judgment against the Company for the remaining three engines.

The Company believes that the judgment announced by the Russian Appellate Court is a result of, among other things, a hostile business and legal environment for foreign companies in Russia, which has been caused by developments in the Russia/Ukraine conflict, including the imposition of a range of sanctions and export controls on Russian entities and individuals by the U.S. and its North Atlantic Treaty Organization allies. Given the Company’s obligation to comply with U.S. trade restrictions likely applicable to undisclosed creditors of the VIM-AVIA bankruptcy estate, the Company’s ability to satisfy any portion of the Russian judgment or to otherwise settle the receiver’s claims may be restricted and is unknown. Although there can be no assurances, the Company believes it will have strong defenses to any attempt that may be made to recognize and enforce the adverse judgment announced by the Russian Appellate Court outside of Russia. As of August 31, 2023, our Condensed Consolidated Balance Sheet included a total liability for the matter of $13.0 million classified as long-term in Other liabilities.

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

August 31, 2023

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

General Overview and Outlook

During the first quarter of fiscal 2024, our chief operating decision maker (“CODM”) implemented changes in how he organizes the business, allocates resources, and assesses performance. Specifically, this new structure resulted in the separation of our former Aviation Services segment into three new operating segments: Parts Supply, Repair & Engineering, and Integrated Solutions.

In conjunction with the re-alignment, our CODM now evaluates each segment’s performance based on operating income instead of gross profit as our CODM believes operating income is a more comprehensive profitability measure for each operating segment.

All of our previously reported segment financial information has been recast to conform to our new segment structure. The change in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.

Our operating segments are comprised of:

●	Parts Supply, primarily consisting of our sales of used serviceable engine and airframe parts and components and distribution of new parts;
●	Repair & Engineering, primarily consisting of our maintenance, repair, and overhaul services across airframes and components, including landing gear;
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense, U.S. Department of State, and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations with sales derived from the engineering, design, integration, and manufacture of pallets, shelters, and containers.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2023. Cost of sales consists principally of the cost of products, including material used in manufacturing operations, direct labor, and overhead.

The Company has not aggregated operating segments for purposes of identifying reportable segments. Inter-segment sales are recorded at fair value which results in intercompany profit on inter-segment sales that is eliminated in consolidation. Corporate selling, general and administrative expenses include centralized functions such as legal, finance, treasury and human resources with a portion of the costs allocated to our operating segments.

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

Discussion of Results of Operations

	Three Months Ended August 31,
	2023	2022	% Change
Sales:
Commercial	$392.5	$293.6	33.7%
Government and defense	157.2	152.7	2.9%
	$549.7	$446.3	23.2%
Gross Profit:
Commercial	$75.6	$53.5	41.3%
Government and defense	25.7	28.4	(9.5)%
	$101.3	$81.9	23.7%

Gross Profit Margin:
Commercial	19.3%	18.2%
Government and defense	16.3%	18.6%
Consolidated	18.4%	18.4%

Consolidated sales for the first quarter of fiscal 2024 increased $103.4 million, or 23.2%, over the prior year quarter primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $98.9 million, or 33.7%, over the prior year quarter primarily due to strong demand and volume growth in our Parts Supply segment across both new parts distribution and used serviceable material. Our consolidated sales to government customers increased $4.5 million, or 2.9%, primarily due to the growth across government programs in our Integrated Solutions segment partially offset by lower sales volume for new parts to government customers in our Parts Supply segment.

Consolidated cost of sales increased $84.0 million, or 23.1%, over the prior year quarter which was largely in line with the consolidated sales increase of 23.2% discussed above.

Consolidated gross profit for the first quarter of fiscal 2024 increased $19.4 million, or 23.7%, over the prior year quarter. Gross profit on sales to commercial customers increased $22.1 million, or 41.3%, over the prior year quarter due to strong demand and volume growth for both new parts and used serviceable material. Gross profit margin on sales to commercial customers increased to 19.3% from 18.2% in the prior year quarter primarily from our actions to reduce both our fixed and variable cost structure.

Gross profit on sales to government customers decreased $2.7 million, or 9.5%, from the prior year quarter. Gross profit on sales to government customers decreased primarily due to lower sales to government customers in our Parts Supply segment. Gross profit margin on sales to government customers decreased to 16.3% from 18.6% primarily due to changes in the mix of products and services sold.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $24.6 million, or 49.1%, over the prior year quarter primarily due to the recognition of a charge for $11.2 million in the current quarter related to an unfavorable Russian court judgment. The remaining increase in selling, general and administrative expenses was largely attributable to investments to support our sales growth. These investments include $2.8 million of acquisition and amortization expenses for Trax which was acquired in the fourth quarter of fiscal 2023.

Operating Income

Operating income decreased $5.9 million, or 18.9%, from the prior year quarter primarily due to the recognition of the $11.2 million charge in the current quarter related to the unfavorable Russian court judgment.

Pension Settlement Charge

During the first quarter of fiscal 2024, we settled all future obligations under our frozen U.S. defined benefit retirement plan. The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of the remaining benefit obligations to a third-party insurance company under a group annuity contract. As a result of the settlements, we recognized a non-cash, pre-tax pension settlement charge of $26.7 million ($16.1 million after-tax) related to the accelerated recognition of all unamortized net actuarial losses in Accumulated other comprehensive loss.

Interest Expense

Interest expense increased $4.8 million in the first quarter of fiscal 2024 reflecting the impact of both higher interest rates and higher average borrowings used to fund investments in the business, including our acquisition of Trax in the fourth quarter of fiscal 2023. Our average borrowing rate was 6.47% in the first quarter of fiscal 2024 compared to 2.64% in the prior year quarter.

Income Taxes

Our effective income tax rate for continuing operations was a tax benefit of (92.0)% for the first quarter of fiscal 2024 compared to tax expense of 26.6% in the prior year quarter. The decrease in the effective tax rate was primarily attributable to the deferred tax benefit recognized in conjunction with the pension settlement in the current quarter.

Operating Segment Results of Operations

Three-Month Periods Ended August 31, 2023 and 2022

Parts Supply Segment

	Three Months Ended August 31,
	2023	2022	% Change
Third-party sales	$236.8	$168.6	40.5%
Operating income	15.1	18.3	(17.5)%
Operating margin	6.4%	10.9%

Sales in the Parts Supply segment increased $68.2 million, or 40.5%, over the prior year quarter primarily due to a $46.2 million increase in sales in our aftermarket parts trading activities as a result of increased demand for used serviceable material. Whole asset sales in our aftermarket parts trading activities increased $21.0 million in the first quarter of fiscal 2024 over the prior year quarter.

Operating income in the Parts Supply segment decreased $3.2 million, or 17.5%, from the prior year period, primarily due to the recognition of the $11.2 million charge in the current quarter related to the unfavorable Russian court judgment.

Repair & Engineering Segment

	Three Months Ended August 31,
	2023	2022	% Change
Third-party sales	$137.5	$127.6	7.8%
Operating income	9.1	7.4	23.0%
Operating margin	6.6%	5.8%

Sales in the Repair & Engineering segment increased $9.9 million, or 7.8%, over the prior year quarter primarily due to a $13.5 million increase in sales in our airframe maintenance facilities. This increase was partially offset by lower sales volume of $4.5 million in our landing gear and component repair facilities.

Operating income in the Repair & Engineering segment increased $1.7 million, or 23.0%, over the prior year quarter primarily due to the sales volume increase in our airframe maintenance facilities. Operating margin increased to 6.6% from 5.8% in the prior year quarter, primarily due to our actions to reduce both our fixed and variable cost structure.

Integrated Solutions Segment

	Three Months Ended August 31,
	2023	2022	% Change
Third-party sales	$156.3	$127.8	22.3%
Operating income	7.7	8.3	(7.2)%
Operating margin	4.9%	6.5%

Sales in the Integrated Solutions segment increased $28.5 million, or 22.3%, over the prior year quarter primarily due to the continued recovery in commercial passenger air traffic from the impact of COVID-19.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the first quarter of fiscal 2024, we recognized net favorable cumulative catch-up adjustments of $0.5 million compared to a favorable cumulative catch-up adjustment of $2.9 million in the prior year quarter. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Operating income in the Integrated Solutions segment decreased $0.6 million, or 7.2%, from the prior year quarter primarily due to the decrease in favorability from the cumulative catch-up adjustments discussed above. Operating margin decreased to 4.9% from 6.5% in the prior year quarter as the decreased favorability from cumulative catch-up adjustments more than offset the benefit from the contribution of Trax’s higher margin digital services.

Expeditionary Services Segment

	Three Months Ended August 31,
	2023	2022	% Change
Third-party sales	$19.1	$22.3	(14.3)%
Operating income	1.3	2.3	(43.5)%
Operating margin	6.8%	10.3%

Sales in the Expeditionary Services segment decreased $3.2 million, or 14.3%, from the prior year period primarily due to lower sales volumes for containers.

Operating income in the Expeditionary Services segment decreased $1.0 million, or 43.5%, from the prior year quarter primarily due to the lower sales volumes during the current quarter. Operating margin decreased to 6.8% from 10.3% in the prior year quarter, primarily due to increased selling, general, and administrative expenses over the prior year quarter.

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

At August 31, 2023, our liquidity and capital resources included working capital of $813.7 million inclusive of cash of $70.3 million.

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

At August 31, 2023, borrowings outstanding under the Revolving Credit Facility were $307.0 million and there were approximately $11.1 million of outstanding letters of credit, which reduced the availability under this facility to $301.9 million. There are no other terms or covenants limiting the availability of the Revolving Credit Facility.

As of August 31, 2023, we also had other financing arrangements that did not limit availability on our Revolving Credit Facility, including outstanding letters of credit of $11.7 million and foreign lines of credit of $9.4 million.

We maintain a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement expires after February 22, 2024, but, the Purchase Agreement may be terminated earlier under certain circumstances. The term of the Purchase Agreement is automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheet. At August 31, 2023, we have utilized $6.0 million which reduced the availability under the Purchase Agreement to $144.0 million.

At August 31, 2023, we were in compliance with all financial and other covenants under each of our financing arrangements.

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. During fiscal 2023, we repurchased 1.2 million shares for an aggregate purchase price of $50.1 million. No repurchases were made during the three-month period ended August 31, 2023. Since inception of the renewal authorization, we have repurchased 2.2 million shares for an aggregate purchase price of $92.4 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows from Operating Activities

Net cash used in operating activities–continuing operations was $18.5 million in the first quarter of fiscal 2024 compared to cash provided of $7.0 million in the prior year quarter. The decrease from the prior year of $25.5 million was primarily attributable to working capital changes, including increased inventory investments in both new parts and used serviceable material in the current year quarter.

Cash Flows from Investing Activities

Net cash used in investing activities was $11.6 million during the first quarter of fiscal 2024 compared to $10.7 million in the prior year period. The increase in cash used in investing activities over the prior year of $0.9 million was primarily related to increased expenditures for capital equipment in the current year quarter.

Cash Flows from Financing Activities

Net cash provided by financing activities was $38.7 million during the first quarter of fiscal 2024 compared to cash used of $6.5 million in the prior year quarter. The increase in cash provided by financing activities over the prior year of $45.2 million was primarily related to stock repurchases of $21.9 million in the prior year quarter compared to no repurchases in fiscal 2024. In addition, borrowings on our Revolving Credit Facility increased in the first quarter of fiscal 2024 to support operating activities, including inventory investments.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2023 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2024.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors set forth under Part I, Item 1A in our Annual Report on Form 10-K for the year ended May 31, 2023. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2023 for a discussion of accounts receivable exposure.

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended August 31, 2023.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2023. There were no significant changes during the quarter ended August 31, 2023.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2023. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2023 to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 16 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 16 to our Condensed Consolidated Financial Statements for the quarter ended August 31, 2023 contained in this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There is no material change in the information reported under Part I-Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Item 5 – Other Information

During the three months ended August 31, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6 – Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Form of AAR CORP. Fiscal 2024 Short-Term Incentive Plan (filed herewith).

		10.2*	Form of AAR CORP. Fiscal 2024 Non-Qualified Stock Option Agreement (filed herewith).

		10.3*	Form of AAR CORP. Fiscal 2024 Restricted Stock Agreement (filed herewith).

		10.4*	Form of AAR CORP. Fiscal 2024 Performance Restricted Stock Agreement (filed herewith)’

		10.5*	Form of Fiscal 2024 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023).

		10.6*

AAR CORP. 2013 Stock Plan, as amended and restated effective July 13, 2020 (reflecting amendments since July 13, 2020) (incorporated by reference to Appendix C to the Company’s Proxy Statement filed on August 8, 2023).

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

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2023 and May 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three-months ended August 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended August 31, 2023 and 2022, (iv)  Condensed Consolidated Statements of Cash Flows for the three-months ended August 31, 2023 and 2022, (v) Condensed Consolidated Statement of Changes in Equity for the three-months ended August 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.**

104.	Cover Page Interactive Data File	104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*	Management contract and compensatory arrangement.
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

AAR CORP.
(Registrant)

Date:	September 26, 2023	/s/ SEAN M. GILLEN
Sean M. Gillen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)