Form 10-Q
period 2023-11-30
AAR CORP
filed 2023-12-21
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2023

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

As of November 30, 2023 there were 35,502,614 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries
Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2023

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2023 and May 31, 2023

(In millions, except share data)

ASSETS

	November 30,	May 31,
	2023	2023
	(Unaudited)
Current assets:
Cash and cash equivalents	$65.1	$68.4
Restricted cash	10.4	13.4
Accounts receivable, less allowances of $13.9 and $13.4, respectively	246.4	241.3
Contract assets	99.3	86.9
Inventories	645.9	574.1
Rotable assets and equipment on or available for short-term lease	55.1	50.6
Assets of discontinued operations	11.7	13.5
Prepaid expenses and other current assets	60.5	49.7
Total current assets	1,194.4	1,097.9

Property, plant, and equipment, net of accumulated depreciation of $276.7 and $268.8, respectively	132.6	126.1

Other assets:
Goodwill	176.0	175.8
Intangible assets, net of accumulated amortization of $8.2 and $6.0, respectively	61.5	63.7
Operating lease right-of-use assets, net	90.4	63.7
Rotable assets supporting long-term programs	177.4	178.1
Other non-current assets	133.3	127.8
	638.6	609.1
	$1,965.6	$1,833.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2023 and May 31, 2023

(In millions, except share data)

LIABILITIES AND EQUITY

	November 30,	May 31,
	2023	2023
	(Unaudited)
Current liabilities:
Accounts payable	$209.7	$158.5
Accrued liabilities	159.0	179.6
Liabilities of discontinued operations	11.4	13.4
Total current liabilities	380.1	351.5

Long-term debt	275.0	269.7
Operating lease liabilities	73.2	48.2
Deferred tax liabilities	39.8	33.6
Other liabilities	42.0	31.0
	430.0	382.5

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	485.7	484.5
Retained earnings	933.8	910.6
Treasury stock, 9,798,172 and 10,385,237 shares at cost, respectively	(300.8)	(317.8)
Accumulated other comprehensive loss	(8.5)	(23.5)
Total equity	1,155.5	1,099.1
	$1,965.6	$1,833.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Six Months Ended November 30, 2023 and 2022

(Unaudited)

(In millions, except share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Sales:
Sales from products	$320.2	$298.6	$657.7	$563.8
Sales from services	225.2	171.2	437.4	352.3
	545.4	469.8	1,095.1	916.1
Cost and operating expenses:
Cost of products	257.5	234.8	531.3	448.8
Cost of services	184.5	149.2	359.1	299.6
	442.0	384.0	890.4	748.4
Gross profit	103.4	85.8	204.7	167.7
Provision for (Recovery of) credit losses	—	(0.1)	0.4	(0.1)
Selling, general and administrative	65.7	52.8	140.4	102.9
Earnings (Loss) from joint ventures	0.6	(0.7)	(0.3)	(1.3)
Operating income	38.3	32.4	63.6	63.6
Pension settlement charge	—	—	(26.7)	—
Losses related to sale and exit of business	(0.9)	(0.1)	(1.6)	(0.1)
Other income (expense), net	(0.1)	0.5	(0.1)	0.7
Interest expense	(6.2)	(2.1)	(12.0)	(3.2)
Interest income	0.6	0.1	1.0	0.2
Income from continuing operations before income taxes	31.7	30.8	24.2	61.2
Income tax expense	7.9	8.3	1.0	16.4
Income from continuing operations	23.8	22.5	23.2	44.8
Income from discontinued operations, net of tax	—	—	—	0.4
Net income	$23.8	$22.5	$23.2	$45.2

Earnings per share – basic:
Earnings from continuing operations	$0.67	$0.65	$0.66	$1.28
Income from discontinued operations	—	—	—	0.01
Earnings per share – basic	$0.67	$0.65	$0.66	$1.29

Earnings per share – diluted:
Earnings from continuing operations	$0.67	$0.64	$0.65	$1.26
Income from discontinued operations	—	—	—	0.01
Earnings per share – diluted	$0.67	$0.64	$0.65	$1.27

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended November 30, 2023 and 2022

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Net income	$23.8	$22.5	$23.2	$45.2
Other comprehensive loss, net of tax:
Currency translation adjustments	(0.4)	(0.3)	0.1	(3.6)
Pension and other post-retirement plans, net of tax	—	0.2	14.9	0.4
Other comprehensive income (loss), net of tax	(0.4)	(0.1)	15.0	(3.2)
Comprehensive income	$23.4	$22.4	$38.2	$42.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2023 and 2022

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2023	2022
Cash flows used in operating activities:
Net income	$23.2	$45.2
Less: Income from discontinued operations	—	(0.4)
Income from continuing operations	23.2	44.8
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and intangible amortization	17.1	13.3
Stock-based compensation	7.9	6.9
Pension settlement charge	26.7	—
Loss from joint ventures	0.3	1.3
Provision for (Recovery of) credit losses	0.4	(0.1)
Deferred taxes	(4.6)	—
Changes in certain assets and liabilities:
Accounts receivable	(6.3)	(12.0)
Contract assets	(12.4)	(9.3)
Inventories	(71.5)	(44.8)
Prepaid expenses and other current assets	(10.2)	(0.1)
Rotable assets supporting long-term programs	(4.0)	(8.1)
Accounts payable	52.8	—
Accrued and other liabilities	(5.6)	(21.2)
Deferred revenue on long-term programs	(9.5)	8.2
Other	(5.4)	(17.8)
Net cash used in operating activities – continuing operations	(1.1)	(38.9)
Net cash used in operating activities – discontinued operations	(0.2)	(0.4)
Net cash used in operating activities	(1.3)	(39.3)
Cash flows used in investing activities:
Property, plant, and equipment expenditures	(16.4)	(12.8)
Other	(3.9)	(5.5)
Net cash used in investing activities – continuing operations	(20.3)	(18.3)
Cash flows provided by financing activities:
Short-term borrowings on Revolving Credit Facility, net	5.0	98.0
Purchase of treasury stock	—	(50.1)
Stock compensation activity	10.3	2.1
Net cash provided by financing activities – continuing operations	15.3	50.0
Effect of exchange rate changes on cash	—	(0.1)
Decrease in cash, cash equivalents, and restricted cash	(6.3)	(7.7)
Cash, cash equivalents, and restricted cash at beginning of period	81.8	58.9
Cash, cash equivalents, and restricted cash at end of period	$75.5	$51.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Six Months Ended November 30, 2023 and 2022

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2023	$45.3	$484.5	$910.6	$(317.8)	$(23.5)	$1,099.1
Net loss	—	—	(0.6)	—	—	(0.6)
Stock option activity	—	(0.3)	—	7.0	—	6.7
Restricted stock activity	—	(2.4)	—	3.7	—	1.3
Other comprehensive income, net of tax	—	—	—	—	15.4	15.4
Balance, August 31, 2023	$45.3	$481.8	$910.0	$(307.1)	$(8.1)	$1,121.9
Net income	—	—	23.8	—	—	23.8
Stock option activity	—	0.9	—	6.3	—	7.2
Restricted stock activity	—	3.0	—	—	—	3.0
Other comprehensive loss, net of tax	—	—	—	—	(0.4)	(0.4)
Balance, November 30, 2023	$45.3	$485.7	$933.8	$(300.8)	$(8.5)	$1,155.5

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2022	$45.3	$477.5	$820.4	$(289.1)	$(19.6)	$1,034.5
Net income	—	—	22.7	—	—	22.7
Stock option activity	—	1.0	—	1.5	—	2.5
Restricted stock activity	—	(1.7)	—	3.5	—	1.8
Repurchase of shares	—	—	—	(21.9)	—	(21.9)
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	(3.1)
Balance, August 31, 2022	$45.3	$476.8	$843.1	$(306.0)	$(22.7)	$1,036.5
Net income	—	—	22.5	—	—	22.5
Stock option activity	—	0.2	—	2.4	—	2.6
Restricted stock activity	—	2.0	—	—	—	2.0
Repurchase of shares	—	—	—	(28.2)	—	(28.2)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Balance, November 30, 2022	$45.3	$479.0	$865.6	$(331.8)	$(22.8)	$1,035.3

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of November 30, 2023, the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three- and six-month periods ended November 30, 2023 and 2022, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2023 and 2022, and the Condensed Consolidated Statement of Changes in Equity for the three- and six-month periods ended November 30, 2023 and 2022. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

For the three-month period ended November 30, 2023, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $4.0 million and $(4.3) million, respectively. For the three-month period ended November 30, 2022, we recognized cumulative catch-up adjustments of $4.7 million and $(1.8) million, respectively. When considering these adjustments on a net basis, we recognized adjustments of ($0.3) million and $2.9 million for the three-month periods ended November 30, 2023 and 2022, respectively.

For the six-month period ended November 30, 2023, we recognized cumulative catch-up adjustments of $7.0 million and $(6.8) million, respectively. For the six-month period ended November 30, 2022, we recognized cumulative catch-up adjustments of $7.6 million and $(1.8) million, respectively. When considering these adjustments on a net basis, we recognized adjustments of $0.2 million and $5.8 million for the six-month periods ended November 30, 2023 and 2022, respectively.

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

Net contract assets and liabilities are as follows:

	November 30,	May 31,
	2023	2023	Change
Contract assets – current	$99.3	$86.9	$12.4
Contract assets – non-current	33.1	27.5	5.6
Contract liabilities:
Deferred revenue – current	(16.6)	(19.7)	3.1
Deferred revenue on long-term contracts	(9.8)	(12.7)	2.9
Net contract assets	$106.0	$82.0	$24.0

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

To support our power-by-the-hour customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services.  The agreement includes certain minimum repair volume guarantees, which, subject to the amendment noted below, we have historically not met.  To date, we have recognized charges of $8.1 million to reflect our obligations for not achieving the minimum volume guarantees.  During the three-month period ended November 30, 2023, we amended the agreement to eliminate certain minimum repair volume guarantees resulting in the de-recognition of $2.0 million from our remaining loss reserves.  As of November 30, 2023, our Condensed Consolidated Balance Sheet included remaining loss reserves of $3.1 million classified in Accrued liabilities.

Changes in our deferred revenue were as follows for the three- and six-month periods ended November 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Deferred revenue at beginning of period	$(37.1)	$(33.5)	$(32.4)	$(30.6)
Revenue deferred	(69.4)	(69.6)	(136.2)	(127.1)
Revenue recognized	81.3	66.6	142.4	120.1
Other (1)	(1.2)	7.7	(0.2)	8.8
Deferred revenue at end of period	$(26.4)	$(28.8)	$(26.4)	$(28.8)
(1)	Other includes cumulative catch-up adjustments, foreign currency translation, and other adjustments.

Remaining Performance Obligations

As of November 30, 2023, we had approximately $720 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 55% of this backlog will be recognized as revenue over the next 12 months with approximately 50% of the remainder recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs and/or repair services.

Disaggregation of Revenue

Third-party sales across the major customer markets for each of our operating segments for the three- and six-month periods ended November 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Parts Supply:
Commercial	$189.4	$141.5	$395.4	$271.3
Government and defense	38.2	42.1	69.0	80.9
	$227.6	$183.6	$464.4	$352.2
Repair & Engineering:
Commercial	$130.9	$122.1	$252.5	$234.8
Government and defense	14.5	12.7	30.4	27.6
	$145.4	$134.8	$282.9	$262.4
Integrated Solutions:
Commercial	$63.4	$46.3	$126.2	$95.9
Government and defense	93.2	81.0	186.7	159.2
	$156.6	$127.3	$312.9	$255.1
Expeditionary Services:
Commercial	$1.5	$1.9	$3.6	$3.4
Government and defense	14.3	22.2	31.3	43.0
	$15.8	$24.1	$34.9	$46.4

Consolidated sales by geographic region for the three- and six-month periods ended November 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November,
	2023	2022	2023	2022
U.S./Canada	$405.4	$377.2	$814.3	$722.4
Europe/Africa	81.8	52.5	173.2	115.3
Asia/South Pacific	44.9	32.4	86.1	63.4
Other	13.3	7.7	21.5	15.0
	$545.4	$469.8	$1,095.1	$916.1

Note 4 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	November 30,	May 31,
	2023	2023
U.S. Government contracts:
Trade receivables	$16.6	$13.1
Unbilled receivables	18.2	18.9
	34.8	32.0
All other customers:
Trade receivables	185.0	179.7
Unbilled receivables	26.6	29.6
	211.6	209.3
	$246.4	$241.3

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

Expenses charged to operations for restricted stock during the three-month periods ended November 30, 2023 and 2022 was $2.9 million and $1.9 million, respectively, and during the six-month periods ended November 30, 2023 and 2022 was $6.3 million and $4.9 million, respectively.

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

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2023 and 2022 was $13.7 million and $2.7 million, respectively. Expenses charged to operations for stock options during the three-month periods ended November

30, 2023 and 2022 was $0.7 million and $0.9 million, respectively, and during the six-month periods ended November 30, 2023 and 2022 was $1.6 million and $2.0 million, respectively.

Note 6 – Inventories

The summary of inventories is as follows:

	November 30,	May 31,
	2023	2023
Aircraft and engine parts, components and finished goods	$563.8	$488.9
Raw materials and parts	52.3	59.6
Work-in-process	29.8	25.6
	$645.9	$574.1

Note 7 – Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2023	2022
Interest paid	$11.5	$2.6
Income taxes paid	24.8	17.9
Income tax refunds received	0.1	0.2
Operating lease liabilities arising from obtaining or re-measuring ROU assets	31.1	0.7

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets. At November 30, 2023, we have utilized $12.6 million which reduced the availability under the Purchase Agreement to $137.4 million.

During the six-month periods ended November 30, 2023 and 2022, we sold $72.6 million and $87.2 million, respectively, of receivables under the Purchase Agreement and remitted $71.7 million and $86.1 million, respectively, to the Purchaser on their behalf. As of November 30, 2023 and May 31, 2023, we had collected cash of $1.2 million and $1.3 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

Note 9 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2023	2023
Revolving Credit Facility with interest payable monthly	$277.0	$272.0
Debt issuance costs, net	(2.0)	(2.3)
Long-term debt	$275.0	$269.7

At November 30, 2023, our debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

On December 14, 2022, we entered into a credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a $620 million unsecured revolving credit facility (the “Revolving Credit Facility”) that we can draw upon for working capital and general corporate purposes. Under certain circumstances, we may request an increase to the lending commitments under the Credit Agreement by an aggregate amount of up to $300 million, not to exceed $920 million in total. The Credit Agreement expires on December 14, 2027. Borrowings under the Credit Agreement bear interest at a variable rate based on the secured overnight financing rate (“SOFR”) plus 112.5 to 200 basis points based on certain financial measurements if a SOFR loan, or at the offered fluctuating Base Rate plus 12.5 to 100 basis points based on certain financial measurements if a Base Rate loan.

On December 14, 2022, and in connection with our entry into the Credit Agreement, we terminated our revolving credit facility under the credit agreement dated April 12, 2011, as amended, (the “2011 Credit Agreement”) with the outstanding borrowings under the 2011 Credit Agreement at the date of its termination rolled over to the Credit Agreement.

Borrowings outstanding under the Revolving Credit Facility at November 30, 2023 were $277.0 million and there were approximately $11.0 million of outstanding letters of credit, which reduced the availability of this facility to $332.0 million.

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our Credit Agreement also requires our significant domestic subsidiaries to provide a guarantee of payment under the Credit Agreement. At November 30, 2023, we were in compliance with the financial and other covenants in our financing agreements.

Note 10 – Other Non-current Assets

Investment in Indian Joint Venture

Our investments in joint ventures include $10.0 million for our 40% ownership interest in a joint venture in India to operate an airframe maintenance facility. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

We guarantee 40% of the Indian joint venture’s debt and have recognized a guarantee liability of $9.5 million as of November 30, 2023. Each of the partners in the Indian joint venture also has a loan to the joint venture proportionate to its equity ownership. In addition to the net equity investment of $6.5 million, our investment in the Indian joint venture includes $3.5 million for our loan to the joint venture as of November 30, 2023.

We account for our share of the earnings or losses of the Indian joint venture using the equity method with a reporting lag of two months, as the financial statements of the Indian joint venture are not completed on a timely basis that is sufficient for us to apply the equity method on a current basis. Our share of the Indian joint venture’s income (losses) for the three-month periods ended November 30, 2023 and 2022 were $0.7 million and $(0.6) million, respectively. Our share of the income (losses) for the six-month periods ended November 30, 2023 and 2022 were $0.1 million and $(0.8) million, respectively. We are currently evaluating a potential exit from our investment in the Indian joint venture.

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

A reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Basic and Diluted Earnings Per Share:
Income from continuing operations	$23.8	$22.5	$23.2	$44.8
Less income attributable to participating shares	(0.3)	(0.3)	(0.3)	(0.6)
Income from continuing operations attributable to common shareholders	23.5	22.2	22.9	44.2
Income from discontinued operations attributable to common shareholders	—	—	—	0.4
Net income attributable to common shareholders for earnings per share	$23.5	$22.2	$22.9	$44.6

Weighted Average Shares:
Weighted average common shares outstanding - basic	34.9	34.2	34.9	34.6
Additional shares from the assumed exercise of stock options	0.4	0.5	0.4	0.4
Weighted average common shares outstanding - diluted	35.3	34.7	35.3	35.0

Earnings per share – basic:
Earnings from continuing operations	$0.67	$0.65	$0.66	$1.28
Income from discontinued operations	—	—	—	0.01
Earnings per share – basic	$0.67	$0.65	$0.66	$1.29

Earnings per share – diluted:
Earnings from continuing operations	$0.67	$0.64	$0.65	$1.26
Income from discontinued operations	—	—	—	0.01
Earnings per share – diluted	$0.67	$0.64	$0.65	$1.27

No stock options were determined to be anti-dilutive for the three- and six-month periods ended November 30, 2023.  The potential dilutive effect of 447,000 and 229,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three- and six-month periods ended November 30, 2022, respectively, as the shares would have been anti-dilutive.

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

The remaining surplus plan assets are expected to be utilized to fund remaining U.S. Retirement Plan expenses as well as certain contributions associated with one of our qualified 401(k) plans.  Surplus plan assets not used for these expenses or 401(k) contributions would be subject to a 20% excise tax upon withdrawal from the plan.  As of November 30, 2023, our Condensed Consolidated Balance Sheet included $6.9 million of surplus plan assets reported in Other non-current assets.

Note 13 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and six-month periods ended November 30, 2023 and 2022 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at September 1, 2023	$(5.2)	$(2.9)	$(8.1)
Other comprehensive income before reclassifications	(0.4)	—	(0.4)
Amounts reclassified from AOCL	—	—	—
Total other comprehensive loss	(0.4)	—	(0.4)
Balance at November 30, 2023	$(5.6)	$(2.9)	$(8.5)

Balance at September 1, 2022	$(6.1)	$(16.6)	$(22.7)
Other comprehensive loss before reclassifications	(0.3)	—	(0.3)
Amounts reclassified from AOCL	—	0.2	0.2
Total other comprehensive income (loss)	(0.3)	0.2	(0.1)
Balance at November 30, 2022	$(6.4)	$(16.4)	$(22.8)

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2023	$(5.7)	$(17.8)	$(23.5)
Other comprehensive income before reclassifications	0.1	—	0.1
Amounts reclassified from AOCL	—	14.9	14.9
Total other comprehensive income	0.1	14.9	15.0
Balance at November 30, 2023	$(5.6)	$(2.9)	$(8.5)

Balance at June 1, 2022	$(2.8)	$(16.8)	$(19.6)
Other comprehensive loss before reclassifications	(3.6)	—	(3.6)
Amounts reclassified from AOCL	—	0.4	0.4
Total other comprehensive income (loss)	(3.6)	0.4	(3.2)
Balance at November 30, 2022	$(6.4)	$(16.4)	$(22.8)

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

The purchase price was paid at closing except for $12.0 million which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness.  The post-closing adjustments for working capital and indebtedness were finalized in the three-month period ended November 30, 2023 resulting in a purchase price reduction of $1.8 million.

The contingent consideration is based on an adjusted revenue target and requires certain of the former owners’ continued employment through December 31, 2024, and is treated as compensation expense within Selling, general and administrative expenses.  The adjusted revenue target is based on revenue recognized under U.S. GAAP adjusted for certain events related to deferred revenue, customer commitments, and other adjustments.  We recognized compensation expense of $1.4 million and $2.8 million in the three- and six-month periods ended November 30, 2023, respectively.

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

Accounts receivable	$8.8
Other assets	5.7
Intangible assets	61.7
Deferred revenue	(4.1)
Deferred tax liabilities	(15.8)
Other liabilities	(3.1)
Net assets acquired	53.2
Goodwill	60.3
Purchase price, net of cash acquired	$113.5

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

Selected financial information for each segment is as follows:

	Three Months Ended November 30, 2023
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$227.6	$1.8	$229.4
Repair & Engineering	145.4	22.1	167.5
Integrated Solutions	156.6	(0.7)	155.9
Expeditionary Services	15.8	—	15.8
	$545.4	$23.2	$568.6

	Three Months Ended November 30, 2022
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$183.6	$2.0	$185.6
Repair & Engineering	134.8	18.3	153.1
Integrated Solutions	127.3	—	127.3
Expeditionary Services	24.1	—	24.1
	$469.8	$20.3	$490.1

	Six Months Ended November 30, 2023
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$464.4	$2.6	$467.0
Repair & Engineering	282.9	41.6	324.5
Integrated Solutions	312.9	0.4	313.3
Expeditionary Services	34.9	—	34.9
	$1,095.1	$44.6	$1,139.7

	Six Months Ended November 30, 2022
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$352.2	$3.8	$356.0
Repair & Engineering	262.4	38.6	301.0
Integrated Solutions	255.1	—	255.1
Expeditionary Services	46.4	—	46.4
	$916.1	$42.4	$958.5

The following table reconciles segment operating income to income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	November,		November,
	2023	2022	2023	2022
Segment operating income:
Parts Supply	$28.4	$21.3	$43.5	$39.6
Repair & Engineering	11.3	8.6	20.4	16.0
Integrated Solutions	6.4	7.1	14.1	15.4
Expeditionary Services	0.9	2.0	2.2	4.3
	47.0	39.0	80.2	75.3
Corporate and other	(8.7)	(6.6)	(16.6)	(11.7)
Operating income	38.3	32.4	63.6	63.6
Pension settlement charge	—	—	(26.7)	—
Losses related to sale and exit of business	(0.9)	(0.1)	(1.6)	(0.1)
Other income (expense), net	(0.1)	0.5	(0.1)	0.7
Interest expense	(6.2)	(2.1)	(12.0)	(3.2)
Interest income	0.6	0.1	1.0	0.2
Income from continuing operations before income taxes	$31.7	$30.8	$24.2	$61.2

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

Self-Reporting of Potential Foreign Corrupt Practices Act Violations

The Company retained outside counsel to investigate possible violations of the Company’s Code of Conduct, the U.S. Foreign Corrupt Practices Act, and other applicable laws, relating to the Company’s activities in Nepal and South Africa. Based on these investigations, in fiscal 2019, we self-reported these matters to the U.S. Department of Justice, the SEC and the UK Serious Fraud Office. The Company is fully cooperating with the reviews by these agencies, although we are unable at this time to predict what action, if any, they may take.

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

On September 26, 2023, the Russian Eleventh Arbitration Court of Appeal (the “Russian Appellate Court”) issued an order (i) affirming the Russian Trial Court's adverse judgment against the Company relating to one of the four engines; (ii) reversing the Russian Trial Court's dismissal of the claims relating to the remaining three engines; and (iii) awarding a judgment against the Company in the total amount of $13.0 million. During the first quarter of fiscal 2024, the Company recognized a charge for $11.2 million representing the judgment against the Company for the remaining three engines.

The Company strongly disputes the validity of the judgment announced by the Russian Appellate Court and continues to strongly dispute all claims asserted in the clawback action.  On October 25, 2023, the Company petitioned the Russian Court of Cassation for leave to obtain the Russian Court of Cassation's appellate review of the Russian Appellate Court's order of September 26, 2023. On November 13, 2023, the Russian Court of Cassation granted the Company's petition. The Company's appeal to the Russian Court of Cassation is pending.

The Company believes that the judgment announced on September 26, 2023 by the Russian Appellate Court is a result of, among other things, a hostile business and legal environment for foreign companies in Russia, which has been caused by developments in the Russia/Ukraine conflict, including the imposition of a range of sanctions and export controls on Russian entities and individuals by the U.S. and its North Atlantic Treaty Organization allies.  Given the Company's obligation to comply with U.S. trade restrictions likely applicable to undisclosed creditors of the VIM-AVIA bankruptcy estate, the Company's ability to satisfy any portion of the Russian judgment or to otherwise settle the receiver's claims may be restricted and is unknown. Although there can be no assurances, the Company believes it will have strong defenses to any attempt that may be made to recognize and enforce the adverse judgment announced by the Russian Appellate Court outside of Russia.  As of November 30, 2023, our Condensed Consolidated Balance Sheet included a total liability for the matter of $13.0 million classified as long-term in Other liabilities.

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

Note 17 – Subsequent Event

Pending Acquisition of Triumph Group’s Product Support Business

On December 21, 2023, we entered into a definitive agreement with Triumph Group (“Seller”) to acquire Seller’s Product Support business (the “Product Support Business”). The Product Support Business is a leading global provider of specialized MRO capabilities for critical aircraft components in the commercial and defense markets, providing MRO services for structural components, engine and airframe accessories, interior refurbishment and wheels and brakes. The Product Support Business also designs proprietary designated engineering representative repairs and parts manufacturer approval parts.

Under the terms of the agreement and subject to closing conditions, we will acquire the Product Support Business for $725 million in cash, which we expect to fund with a combination of new equity and debt financings. We have also secured a debt financing commitment to backstop the contemplated new financings. The acquisition is expected to close in the first quarter of the 2024 calendar year, subject to customary closing conditions, including regulatory approvals.

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

Discussion of Results of Operations

Three- and Six- Month Periods Ended November 30, 2023

	Three Months Ended November 30,			Six Months Ended November 30,
	2023	2022	% Change	2023	2022	% Change
Sales:
Commercial	$385.2	$311.8	23.5%	$777.7	$605.4	28.5%
Government and defense	160.2	158.0	1.4%	317.4	310.7	2.2%
	$545.4	$469.8	16.1%	$1,095.1	$916.1	19.5%
Gross Profit:
Commercial	$78.7	$57.3	37.3%	$154.3	$110.8	39.3%
Government and defense	24.7	28.5	(13.3)%	50.4	56.9	(11.4)%
	$103.4	$85.8	20.5%	$204.7	$167.7	22.1%

Gross Profit Margin:
Commercial	20.4%	18.4%		19.8%	18.3%
Government and defense	15.4%	18.0%		15.9%	18.3%
Consolidated	19.0%	18.3%		18.7%	18.3%

Three Month Period Ended November 30, 2023

Consolidated sales for the second quarter of fiscal 2024 increased $75.6 million, or 16.1%, over the prior year quarter primarily due to an increase in sales to commercial customers.  Consolidated sales to commercial customers increased $73.4 million, or 23.5%, over the prior year quarter primarily due to strong demand and volume growth in our Parts Supply segment across both new parts distribution and used serviceable material.  Our consolidated sales to government customers increased $2.2 million, or 1.4%, primarily due to the growth across government programs in our Integrated Solutions segment partially offset by lower sales volume for pallets, containers, and shelters in our Expeditionary Services segment.

Consolidated cost of sales increased $58.0 million, or 15.1%, over the prior year quarter primarily due to the overall higher sales volumes over the prior year period.

Consolidated gross profit for the second quarter of fiscal 2024 increased $17.6 million, or 20.5%, over the prior year quarter.  Gross profit on sales to commercial customers increased $21.4 million, or 37.3%, over the prior year quarter due to strong demand and volume growth for both new parts and used serviceable material.  Gross profit margin on sales to commercial customers increased to 20.4% from 18.4% in the prior year quarter primarily due to the acquisition of Trax in the fourth quarter of fiscal 2023 and its higher margin digital services.

Gross profit on sales to government customers decreased $3.8 million, or 13.3%, from the prior year quarter with the gross profit margin on sales to government customers decreasing to 15.4% from 18.0%.  These decreases are primarily attributable to changes in the mix of products and services sold in our Integrated Solutions segment.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $12.9 million, or 24.4%, over the prior year quarter primarily due to investments to support the sales growth across our commercial activities.  These investments include $2.7 million of amortization and acquisition-related expenses for Trax.  As a percent of sales, selling, general and administrative expenses increased to 12.0% from 11.2% in the prior year quarter primarily due to these incremental investments.

Operating Income

Operating income increased $5.9 million, or 18.2%, over the prior year quarter primarily due to the increased sales volumes and margin improvement discussed above.

Interest Expense

Interest expense increased $4.1 million in the second quarter of fiscal 2024 reflecting the impact of both higher interest rates and higher average borrowings used to fund investments in the business, including our acquisition of Trax.  Our average borrowing rate was 6.7% in the second quarter of fiscal 2024 compared to 4.1% in the prior year quarter.

Income Taxes

Our effective income tax rate for continuing operations was 24.9% for the second quarter of fiscal 2024 compared to 26.9% in the prior year quarter.  The decrease in the effective tax rate was primarily attributable to higher tax benefits from stock option exercises in the current quarter which reduced the effective income tax rate.

Six Month Period Ended November 30, 2023

Consolidated sales for the six-month period ended November 30, 2023 increased $179.0 million, or 19.5%, over the prior year period primarily due to an increase in sales to commercial customers.  Consolidated sales to commercial customers increased $172.3 million, or 28.5%, over the prior year period primarily due to strong demand and volume growth in our Parts Supply segment across both new parts distribution and used serviceable material.  Our consolidated sales to government customers increased $6.7 million, or 2.2%, primarily due to the growth across government programs in our Integrated Solutions segment partially offset by lower sales volume for new parts to government customers in our Parts Supply segment.

Consolidated cost of sales increased $142.0 million, or 19.0%, over the prior year period which was largely in line with the consolidated sales increase of 19.5% discussed above.

Consolidated gross profit for the six-month period ended November 30, 2023 increased $37.0 million, or 22.1%, over the prior year period.  Gross profit on sales to commercial customers increased $43.5 million, or 39.3%, over the prior year period due to strong demand and volume growth for both new parts and used serviceable material.  Gross profit margin on sales to commercial customers increased to 19.8% from 18.3% in the prior year period primarily due to the acquisition of Trax and its higher margin services.

Gross profit on sales to government customers decreased $6.5 million, or 11.4%, from the prior year period.  Gross profit on sales to government customers decreased primarily due to lower sales to government customers in our Parts Supply segment.  Gross profit margin on sales to government customers decreased to 15.9% from 18.3% primarily due to changes in the mix of products and services sold.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $37.5 million, or 36.4%, over the prior year period primarily due to the recognition of a charge for $11.2 million in the first quarter of fiscal 2024 related to an unfavorable Russian court judgment.  The remaining increase in selling, general and administrative expenses was largely attributable to investments to support the sales growth as our commercial activities continue to recover from the impact of COVID-19.  These investments include $5.5 million of amortization and acquisition-related expenses for Trax.

Operating Income

Operating income for the six-month period ended November 30, 2023 was unchanged from the prior year period as the increased sales volumes and margin improvement were offset by the recognition of the $11.2 million charge related to the unfavorable Russian court judgment and investments in the business to support further growth.

Pension Settlement Charge

During the first quarter of fiscal 2024, we settled all future obligations under our frozen U.S. defined benefit retirement plan.  The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of the remaining benefit obligations to a third-party insurance company under a group annuity contract.  As a result of the settlement, in the six-month period ended November 30, 2023, we recognized a non-cash, pre-tax pension settlement charge of $26.7 million ($16.1 million after-tax) related to the accelerated recognition of all unamortized net actuarial losses in Accumulated other comprehensive loss.

Interest Expense

Interest expense for the six-month period ended November 30, 2023 increased $8.8 million over the prior year period reflecting the impact of both higher interest rates and higher average borrowings used to fund investments in the business, including our acquisition of Trax.  Our average borrowing rate was 6.6% for the six-month period ended November 30, 2023 compared to 3.4% in the prior year period.

Income Taxes

Our effective income tax rate for continuing operations for the six-month period ended November 30, 2023 was 4.1% compared to 26.8% in the prior year period.  The decrease in the effective tax rate was primarily attributable to the deferred tax benefit recognized in conjunction with the pension settlement in the first quarter of fiscal 2024.

Operating Segment Results of Operations

Three-Month Periods Ended November 30, 2023 and 2022

Parts Supply Segment

	Three Months Ended November 30,
	2023	2022	% Change
Third-party sales	$227.6	$183.6	24.0%
Operating income	28.4	21.3	33.3%
Operating margin	12.5%	11.6%

Sales in the Parts Supply segment increased $44.0 million, or 24.0%, over the prior year quarter primarily due to a $22.2 million increase in sales in our aftermarket parts trading activities as a result of increased demand for used serviceable material.  Whole asset sales in our aftermarket parts trading activities increased $14.6 million in the second quarter of fiscal 2024 over the prior year quarter.

Operating income in the Parts Supply segment increased $7.1 million, or 33.3%, over the prior year period, primarily due to growth in sales volumes across both new parts distribution and used serviceable material.   Operating margin increased to 12.5% from 11.6% in the prior year quarter, primarily due to the mix of products sold in our new parts distribution activities.

Repair & Engineering Segment

	Three Months Ended November 30,
	2023	2022	% Change
Third-party sales	$145.4	$134.8	7.9%
Operating income	11.3	8.6	31.4%
Operating margin	7.8%	6.4%

Sales in the Repair & Engineering segment increased $10.6 million, or 7.9%, over the prior year quarter primarily due to a $16.5 million sales increase at our airframe maintenance facilities.  This increase was partially offset by lower sales volume of $5.9 million in our landing gear and component repair facilities.

Operating income in the Repair & Engineering segment increased $2.7 million, or 31.4%, over the prior year quarter primarily due to the sales volume increase in our airframe maintenance facilities.  Operating margin increased to 7.8% from 6.4% in the prior year quarter, primarily due to our actions to reduce both our fixed and variable cost structure.

Integrated Solutions Segment

	Three Months Ended November 30,
	2023	2022	% Change
Third-party sales	$156.6	$127.3	23.0%
Operating income	6.4	7.1	(9.9)%
Operating margin	4.1%	5.6%

Sales in the Integrated Solutions segment increased $29.3 million, or 23.0%, over the prior year quarter primarily due to higher commercial and government program activity and the Trax acquisition in the fourth quarter of fiscal 2023 which contributed sales of $9.5 million in the current year quarter.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting.  In the second quarter of fiscal 2024, we recognized net unfavorable cumulative catch-up adjustments of $0.3 million compared to favorable cumulative catch-up adjustments of $2.9 million in the prior year quarter.  These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Operating income in the Integrated Solutions segment decreased $0.7 million, or 9.9%, from the prior year quarter with operating margin decreasing to 4.1% from 5.6%.  These decreases are primarily attributable to decrease in favorability from the cumulative catch-up adjustments discussed above.

Expeditionary Services Segment

	Three Months Ended November 30,
	2023	2022	% Change
Third-party sales	$15.8	$24.1	(34.4)%
Operating income	0.9	2.0	(55.0)%
Operating margin	5.7%	8.3%

Sales in the Expeditionary Services segment decreased $8.3 million, or 34.4%, from the prior year period primarily due to lower sales volumes for pallets, containers, and shelters.

Operating income in the Expeditionary Services segment decreased $1.1 million, or 55.0%, from the prior year quarter primarily due to the lower sales volumes.  Operating margin decreased to 5.7% from 8.3% in the prior year quarter, primarily due to increased selling, general, and administrative expenses over the prior year quarter.

Six-Month Periods Ended November 30, 2023 and 2022

Parts Supply Segment

	Six Months Ended November 30,
	2023	2022	% Change
Third-party sales	$464.4	$352.2	31.9%
Operating income	43.5	39.6	9.8%
Operating margin	9.4%	11.2%

Sales in the Parts Supply segment for the six-month period ended November 30, 2023 increased $112.2 million, or 31.9%, over the prior year period primarily due to a $68.4 million increase in sales in our aftermarket parts trading activities as a result of increased demand for used serviceable material.  Whole asset sales in our aftermarket parts trading activities increased $35.6 million over the prior year period.

Operating income in the Parts Supply segment increased $3.9 million, or 9.8%, over the prior year period, primarily due to increased sales volumes across both new parts distribution and used serviceable material partially offset by the recognition of the $11.2 million charge in the first quarter of fiscal 2024 related to the unfavorable Russian court judgment.

Repair & Engineering Segment

	Six Months Ended November 30,
	2023	2022	% Change
Third-party sales	$282.9	$262.4	7.8%
Operating income	20.4	16.0	27.5%
Operating margin	7.2%	6.1%

Sales in the Repair & Engineering segment for the six-month period ended November 30, 2023 increased $20.5 million, or 7.8%, over the prior year period primarily due to a $29.9 million sales increase at our airframe maintenance facilities.  This increase was partially offset by lower sales volume of $10.5 million in our landing gear and component repair facilities.

Operating income in the Repair & Engineering segment increased $4.4 million, or 27.5%, over the prior year period primarily due to the sales volume increase in our airframe maintenance facilities.  Operating margin increased to 7.2% from 6.1% in the prior year period, primarily due to our actions to reduce both our fixed and variable cost structure.

Integrated Solutions Segment

	Six Months Ended November 30,
	2023	2022	% Change
Third-party sales	$312.9	$255.1	22.7%
Operating income	14.1	15.4	(8.4)%
Operating margin	4.5%	6.0%

Sales in the Integrated Solutions segment for the six-month period ended November 30, 2023 increased $57.8 million, or 22.7%, over the prior year period primarily due to higher commercial and government program activity and the Trax acquisition in the fourth quarter of fiscal 2023 which contributed sales of $17.1 million in the current year period.

In the six-month period ended November 30, 2023, we recognized net favorable cumulative catch-up adjustments of $0.2 million compared to a favorable cumulative catch-up adjustments of $5.8 million in the prior year period.  These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Operating income in the Integrated Solutions segment decreased $1.3 million, or 8.4%, from the prior year period with the operating margin decreasing to 4.5% from 6.0%.  These decreases are primarily attributable to the changes in the amount of net favorable cumulative catch-up adjustments in each period.

Expeditionary Services Segment

	Six Months Ended November 30,
	2023	2022	% Change
Third-party sales	$34.9	$46.4	(24.8)%
Operating income	2.2	4.3	(48.8)%
Operating margin	6.3%	9.3%

Sales in the Expeditionary Services segment for the six-month period ended November 30, 2023 decreased $11.5 million, or 24.8%, from the prior year period primarily due to lower sales volumes for pallets, containers, and shelters.

Operating income in the Expeditionary Services segment decreased $2.1 million, or 48.8%, from the prior year period primarily due to lower sales volumes.  Operating margin decreased to 6.3% from 9.3% in the prior year period, primarily due to increased selling, general, and administrative expenses over the prior year period.

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

At November 30, 2023, our liquidity and capital resources included working capital of $814.3 million inclusive of cash of $65.1 million.

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

At November 30, 2023, borrowings outstanding under the Revolving Credit Facility were $277.0 million and there were approximately $11.0 million of outstanding letters of credit, which reduced the availability under this facility to $332.0 million. There are no other terms or covenants limiting the availability of the Revolving Credit Facility.

As of November 30, 2023, we also had other financing arrangements that did not limit availability on our Revolving Credit Facility, including outstanding letters of credit of $11.7 million and foreign lines of credit of $9.4 million.

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser.  We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheet.  At November 30, 2023, we have utilized $12.6 million which reduced the availability under the Purchase Agreement to $137.4 million.

At November 30, 2023, we were in compliance with all financial and other covenants under each of our financing arrangements.

During the second quarter of fiscal 2024, we continued to experience delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults to request payment and reserve our rights under our agreements. Though we currently expect full payment from the customer of all amounts due and do not believe a reserve for credit loss is warranted, the customer’s financial condition may continue to deteriorate and we may in the future experience loss due to a default by the customer and the related nonpayment of account receivable balances. Our Condensed Consolidated Balance Sheet as of November 30, 2023 included accounts receivable of $11.9 million, including $5.4 million past due, and contract assets of $9.4 million related to this customer.

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date.  During fiscal 2023, we repurchased 1.2 million shares for an aggregate purchase price of $50.1 million.  No repurchases were made during the six-month period ended November 30, 2023. Since inception of the renewal authorization, we have repurchased 2.2 million shares for an aggregate purchase price of $92.4 million.  The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows from Operating Activities

Net cash used in operating activities–continuing operations was $1.1 million in the six-month period ended November 30, 2023 compared to cash used of $38.9 million in the prior year period.  The decrease in cash used from the prior year of $37.8 million was primarily attributable to working capital changes, including the timing of payments for inventory investments in both new parts and used serviceable material in the current year period.

Cash Flows from Investing Activities

Net cash used in investing activities was $20.3 million in the six-month period ended November 30, 2023 compared to $18.3 million in the prior year period.  The increase in cash used in investing activities over the prior year of $2.0 million was primarily related to increased expenditures for capital equipment in the current year period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15.3 million in the six-month period ended November 30, 2023 compared to cash provided of $50.0 million in the prior year period.  The decrease in cash provided by financing activities from the prior year of $34.7 million was primarily related to stock repurchases of $50.1 million in the prior year period compared to no repurchases in fiscal 2024.

Pending Acquisition of Triumph Group’s Product Support Business

On December 21, 2023, we entered into a definitive agreement with Triumph Group (“Seller”) to acquire Seller’s Product Support business (the “Product Support Business”). The Product Support Business is a leading global provider of specialized MRO capabilities for critical aircraft components in the commercial and defense markets, providing MRO services for structural components, engine and airframe accessories, interior refurbishment and wheels and brakes. The Product Support Business also designs proprietary designated engineering representative repairs and parts manufacturer approval parts.

Under the terms of the agreement and subject to closing conditions, we will acquire the Product Support Business for $725 million in cash, which we expect to fund with a combination of new equity and debt financings. We have also secured a debt financing commitment to backstop the contemplated new financings. The acquisition is expected to close in the first quarter of the 2024 calendar year, subject to customary closing conditions, including regulatory approvals.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2023 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during fiscal 2024.

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

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended November 30, 2023.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2023. There were no significant changes during the quarter ended November 30, 2023.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2023 to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 16 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 16 to our Condensed Consolidated Financial Statements for the quarter ended November 30, 2023 contained in this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There is no material change in the information reported under Part I-Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 with the exception of the addition of the following risk factor:

We may not complete the pending acquisition of the Product Support business of Triumph Group, and if we do, we may not realize the anticipated benefits and may face difficulties integrating the operations, which could have a material adverse impact on the Company’s business, operating results and financial condition.

On December 21, 2023, we entered into a definitive agreement with Triumph Group (“Seller”) to acquire Seller’s Product Support business (the “Product Support Business”). The Product Support business is a leading global provider of specialized MRO capabilities for critical aircraft components in the commercial and defense markets, providing MRO services for structural components, engine and airframe accessories, interior refurbishment and wheels and brakes. The Product Support Business also designs proprietary designated engineering representative repairs and parts manufacturer approval parts. We expect the pending acquisition to deepen and broaden our customer relationships globally, expand our footprint, and expand our product offerings.

We face risks in completing the acquisition. Under the terms of the agreement and subject to closing conditions, we will acquire the Product Support Business for $725 million in cash, which we expect to fund with a combination of new equity and debt financings. We have also secured a debt financing commitment to backstop the contemplated new financings. We are subject to risks related to our ability to obtain any contemplated financing on favorable terms or at all. The acquisition is expected to close in the first quarter of the 2024 calendar year, subject to customary closing conditions, including regulatory approvals. We may not be able to meet the closing conditions or obtain the approvals we need to complete the acquisition within the contemplated timeframe or at all.

In addition, if we complete the acquisition, we may not realize the anticipated benefits, including any synergies, cross-selling opportunities, cost savings, financial or business growth opportunities. The benefits related to the acquisition may not be achieved within the anticipated timeframe, or at all. Further, we may not be able to execute our integration plans for the Product Support Business and may face diversion of management attention from our existing business, unanticipated costs and risks associated with the acquisition and expanding further into the global MRO market. Failing to realize the anticipated benefits and difficulties integrating the Product Support Business could have a material adverse effect on our business, operating results and financial condition.

Item 5 – Other Information

During the three months ended November 30, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2023 and May 31, 2023, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended November 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended November 30, 2023 and 2022, (iv)  Condensed Consolidated Statements of Cash Flows for the six- months ended November 30, 2023 and 2022, (v) Condensed Consolidated Statement of Changes in Equity for the three- and six-months ended November 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	December 21, 2023	/s/ SEAN M. GILLEN
Sean M. Gillen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)