Form 10-Q
period 2024-02-29
AAR CORP
filed 2024-03-21
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2024

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

As of February 29, 2024 there were 35,427,056 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 29, 2024

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 29, 2024 and May 31, 2023

(In millions, except share data)

ASSETS

	February 29,	May 31,
	2024	2023
	(Unaudited)
Current assets:
Cash and cash equivalents	$69.2	$68.4
Restricted cash	14.4	13.4
Accounts receivable, less allowances of $13.9 and $13.4, respectively	257.1	241.3
Contract assets	86.5	86.9
Inventories	671.5	574.1
Rotable assets and equipment on or available for short-term lease	74.5	50.6
Assets of discontinued operations	10.8	13.5
Prepaid expenses and other current assets	56.7	49.7
Total current assets	1,240.7	1,097.9

Property, plant, and equipment, net of accumulated depreciation of $278.2 and $268.8, respectively	134.1	126.1

Other assets:
Goodwill	179.4	175.8
Intangible assets, net of accumulated amortization of $9.3 and $6.0, respectively	60.4	63.7
Operating lease right-of-use assets, net	89.5	63.7
Rotable assets supporting long-term programs	177.9	178.1
Other non-current assets	139.8	127.8
	647.0	609.1
	$2,021.8	$1,833.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 29, 2024 and May 31, 2023

(In millions, except share data)

LIABILITIES AND EQUITY

	February 29,	May 31,
	2024	2023
	(Unaudited)
Current liabilities:
Accounts payable	$230.3	$158.5
Accrued liabilities	187.4	179.6
Liabilities of discontinued operations	10.5	13.4
Total current liabilities	428.2	351.5

Long-term debt	274.7	269.7
Operating lease liabilities	73.0	48.2
Deferred tax liabilities	37.0	33.6
Other liabilities	40.9	31.0
	425.6	382.5

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	489.3	484.5
Retained earnings	947.8	910.6
Treasury stock, 9,873,730 and 10,385,237 shares at cost, respectively	(305.7)	(317.8)
Accumulated other comprehensive loss	(8.7)	(23.5)
Total equity	1,168.0	1,099.1
	$2,021.8	$1,833.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended February 29/28, 2024 and 2023

(Unaudited)

(In millions, except share data)

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2024	2023	2024	2023
Sales:
Sales from products	$329.9	$327.6	$987.6	$891.4
Sales from services	237.4	193.5	674.8	545.8
	567.3	521.1	1,662.4	1,437.2
Cost and operating expenses:
Cost of products	257.5	260.5	788.8	709.3
Cost of services	199.5	166.3	558.6	465.9
	457.0	426.8	1,347.4	1,175.2
Gross profit	110.3	94.3	315.0	262.0
Provision for credit losses	0.1	1.9	0.5	1.8
Selling, general and administrative	77.0	56.7	217.4	159.6
Loss from joint ventures	(0.2)	(1.7)	(0.5)	(3.0)
Operating income	33.0	34.0	96.6	97.6
Pension settlement charge	—	—	(26.7)	—
Losses related to sale and exit of business	(1.0)	(0.4)	(2.6)	(0.5)
Other income (expense), net	(0.2)	(0.3)	(0.3)	0.4
Interest expense	(11.9)	(3.8)	(23.9)	(7.0)
Interest income	0.6	0.3	1.6	0.5
Income from continuing operations before income taxes	20.5	29.8	44.7	91.0
Income tax expense	6.5	8.0	7.5	24.4
Income from continuing operations	14.0	21.8	37.2	66.6
Income from discontinued operations, net of tax	—	—	—	0.4
Net income	$14.0	$21.8	$37.2	$67.0

Earnings per share – basic:
Earnings from continuing operations	$0.40	$0.63	$1.05	$1.90
Earnings from discontinued operations	—	—	—	0.01
Earnings per share – basic	$0.40	$0.63	$1.05	$1.91

Earnings per share – diluted:
Earnings from continuing operations	$0.39	$0.62	$1.04	$1.87
Earnings from discontinued operations	—	—	—	0.01
Earnings per share – diluted	$0.39	$0.62	$1.04	$1.88

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended February 29/28, 2024 and 2023

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2024	2023	2024	2023
Net income	$14.0	$21.8	$37.2	$67.0
Other comprehensive loss, net of tax:
Currency translation adjustments	(0.2)	0.7	(0.1)	(2.9)
Pension and other post-retirement plans, net of tax	—	0.1	14.9	0.5
Other comprehensive income (loss), net of tax	(0.2)	0.8	14.8	(2.4)
Comprehensive income	$13.8	$22.6	$52.0	$64.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 29/28, 2024 and 2023

(Unaudited)

(In millions)

	Nine Months Ended
	February 29/28,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$37.2	$67.0
Less: Income from discontinued operations	—	(0.4)
Income from continuing operations	37.2	66.6
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	25.9	20.2
Stock-based compensation	11.5	10.4
Pension settlement charge	26.7	—
Loss from joint ventures	0.5	3.0
Provision for credit losses	0.5	1.8
Deferred taxes	(4.8)	(5.8)
Changes in certain assets and liabilities:
Accounts receivable	(17.3)	(26.4)
Contract assets	0.5	(18.5)
Inventories	(97.3)	(20.2)
Rotable assets and equipment on or available for short-term lease	(23.8)	1.9
Prepaid expenses and other current assets	(11.3)	(8.8)
Rotable assets supporting long-term programs	(6.9)	(13.2)
Accounts payable	73.7	2.8
Accrued and other liabilities	19.8	(15.9)
Deferred revenue on long-term programs	(13.6)	2.2
Other	(2.0)	(21.6)
Net cash provided by (used in) operating activities - continuing operations	19.3	(21.5)
Net cash used in operating activities - discontinued operations	(0.2)	(0.4)
Net cash provided by (used in) operating activities	19.1	(21.9)
Cash flows used in investing activities:
Property, plant, and equipment expenditures	(22.2)	(22.5)
Other	(4.6)	(4.8)
Net cash used in investing activities – continuing operations	(26.8)	(27.3)
Cash flows provided by financing activities:
Short-term borrowings on Revolving Credit Facility, net	5.0	88.0
Purchase of treasury stock	(5.1)	(50.1)
Financing costs	(0.8)	(1.9)
Stock compensation activity	10.4	8.5
Net cash provided by financing activities – continuing operations	9.5	44.5
Effect of exchange rate changes on cash	—	(0.1)
Increase (Decrease) in cash, cash equivalents, and restricted cash	1.8	(4.8)
Cash, cash equivalents, and restricted cash at beginning of period	81.8	58.9
Cash, cash equivalents, and restricted cash at end of period	$83.6	$54.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended February 29/28, 2024 and 2023

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2023	$45.3	$484.5	$910.6	$(317.8)	$(23.5)	$1,099.1
Net loss	—	—	(0.6)	—	—	(0.6)
Stock option activity	—	(0.3)	—	7.0	—	6.7
Restricted stock activity	—	(2.4)	—	3.7	—	1.3
Other comprehensive income, net of tax	—	—	—	—	15.4	15.4
Balance, August 31, 2023	$45.3	$481.8	$910.0	$(307.1)	$(8.1)	$1,121.9
Net income	—	—	23.8	—	—	23.8
Stock option activity	—	0.9	—	6.3	—	7.2
Restricted stock activity	—	3.0	—	—	—	3.0
Other comprehensive loss, net of tax	—	—	—	—	(0.4)	(0.4)
Balance, November 30, 2023	$45.3	$485.7	$933.8	$(300.8)	$(8.5)	$1,155.5
Net income	—	—	14.0	—	—	14.0
Stock option activity	—	0.7	—	0.2	—	0.9
Restricted stock activity	—	2.9	—	—	—	2.9
Repurchase of shares	—	—	—	(5.1)	—	(5.1)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Balance, February 29, 2024	$45.3	$489.3	$947.8	$(305.7)	$(8.7)	$1,168.0

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2022	$45.3	$477.5	$820.4	$(289.1)	$(19.6)	$1,034.5
Net income	—	—	22.7	—	—	22.7
Stock option activity	—	1.0	—	1.5	—	2.5
Restricted stock activity	—	(1.7)	—	3.5	—	1.8
Repurchase of shares	—	—	—	(21.9)	—	(21.9)
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	(3.1)
Balance, August 31, 2022	$45.3	$476.8	$843.1	$(306.0)	$(22.7)	$1,036.5
Net income	—	—	22.5	—	—	22.5
Stock option activity	—	0.2	—	2.4	—	2.6
Restricted stock activity	—	2.0	—	—	—	2.0
Repurchase of shares	—	—	—	(28.2)	—	(28.2)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Balance, November 30, 2022	$45.3	$479.0	$865.6	$(331.8)	$(22.8)	$1,035.3
Net income	—	—	21.8	—	—	21.8
Stock option activity	—	(0.5)	—	7.7	—	7.2
Restricted stock activity	—	2.7	—	(0.1)	—	2.6
Other comprehensive loss, net of tax	—	—	—	—	0.8	0.8
Balance, February 28, 2023	$45.3	$481.2	$887.4	$(324.2)	$(22.0)	$1,067.7

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of February 29, 2024, the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended February 29/28, 2024 and 2023, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 29/28, 2024 and 2023, and the Condensed Consolidated Statement of Changes in Equity for the three- and nine-month periods ended February 29/28, 2024 and 2023. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 – Acquisitions

Acquisition of Triumph Group’s Product Support Business

On March 1, 2024, we completed the acquisition of Triumph Group, Inc.’s Product Support Business (the “Product Support Business”) for a purchase price of $725.0 million subject to customary post-closing adjustments for cash, working capital and indebtedness. The Product Support Business is a leading global provider of specialized maintenance, repair, and overhaul (“MRO”) capabilities for critical aircraft components in the commercial and defense markets, providing MRO services for structural components, engine and airframe accessories, interior refurbishment and wheels and brakes. The Product Support Business also designs proprietary designated engineering representative repairs and parts manufacturer approval parts.

The Product Support Business will be reported within our Repair & Engineering segment. The purchase price was paid at closing and was funded with debt financing. In connection with the acquisition, we secured commitments for a bridge financing facility (the “Bridge Facility”). No amounts were drawn under the Bridge Facility, which was terminated on March 1, 2024 upon securing permanent debt financing and closing the acquisition. We expensed $6.1 million within Interest expense for the fees associated with the Bridge Facility. Transaction costs associated with the acquisition of $9.4 million were expensed as incurred within Selling, general and administrative expenses in the three-month period ended February 29, 2024.

Acquisition of Trax USA Corp.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

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

The contingent consideration is based on an adjusted revenue target and requires certain of the former owners’ continued employment through December 31, 2024, and is treated as compensation expense within Selling, general and administrative expenses. The adjusted revenue target is based on revenue recognized under U.S. GAAP adjusted for certain events related to deferred revenue, customer commitments, and other adjustments. We recognized compensation expense of $1.4 million and $4.2 million in the three- and nine-month periods ended February 29, 2024, respectively.

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

The final fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$8.8
Other assets	3.0
Intangible assets	61.7
Deferred revenue	(4.1)
Deferred tax liabilities	(15.1)
Other liabilities	(4.6)
Net assets acquired	49.7
Goodwill	63.8
Purchase price, net of cash acquired	$113.5

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

Note 3 – Discontinued Operations

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

February 29, 2024

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

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

For the three-month period ended February 29, 2024, we recognized favorable cumulative catch-up adjustments of $2.5 million. For the three-month period ended February 28, 2023, we recognized no cumulative catch-up adjustments.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

For the nine-month period ended February 29, 2024, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $9.5 million and $(6.8) million, respectively. For the nine-month period ended February 28, 2023, we recognized cumulative catch-up adjustments of $7.6 million and $(1.8) million, respectively. When considering these adjustments on a net basis, we recognized adjustments of $2.7 million and $5.8 million for the nine-month periods ended February 29/28, 2024 and 2023, respectively.

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

Net contract assets and liabilities are as follows:

	February 29,	May 31,
	2024	2023	Change
Contract assets – current	$86.5	$86.9	$(0.4)
Contract assets – non-current	33.5	27.5	6.0
Contract liabilities:
Deferred revenue – current	(16.2)	(19.7)	3.5
Deferred revenue on long-term contracts	(6.1)	(12.7)	6.6
Net contract assets	$97.7	$82.0	$15.7

Contract assets – non-current is reported within Other non-current assets, contract liabilities – current is reported within Accrued liabilities, and deferred revenue on long-term contracts is reported within Other liabilities on our Condensed Consolidated Balance Sheets. Changes in contract assets and contract liabilities primarily result from the timing difference between our performance of services and our invoicing to customers.

To support our power - by - the - hour customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services. The agreement includes certain minimum repair volume guarantees, which, subject to the amendment noted below, we have historically not met. During the three-month period ended November 30, 2023, we amended the agreement to eliminate certain minimum repair volume guarantees, including all future guarantees, resulting in the de-recognition of $2.0 million from our remaining loss reserves.

Changes in our deferred revenue were as follows for the three- and nine-month periods ended February 29/28, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2024	2023	2024	2023
Deferred revenue at beginning of period	$(26.4)	$(28.8)	$(32.4)	$(30.6)
Revenue deferred	(86.4)	(81.0)	(222.6)	(208.1)
Revenue recognized	85.6	73.9	228.0	194.0
Other(1)	4.9	1.7	4.7	10.5
Deferred revenue at end of period	$(22.3)	$(34.2)	$(22.3)	$(34.2)
(1)Other includes cumulative catch-up adjustments, foreign currency translation, and other adjustments.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

As of February 29, 2024, we had approximately $825 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 45% of this backlog will be recognized as revenue over the next 12 months with approximately 55% of the remainder recognized over the next three years. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months, primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs and/or repair services.

Disaggregation of Revenue

Third - party sales across the major customer markets for each of our operating segments for the three- and nine-month periods ended February 29/28, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2024	2023	2024	2023
Parts Supply:
Commercial	$200.2	$179.7	$595.6	$451.0
Government and defense	42.1	47.9	111.1	128.8
	$242.3	$227.6	$706.7	$579.8

Repair & Engineering:
Commercial	$128.2	$114.0	$380.7	$348.8
Government and defense	12.6	14.0	43.0	41.6
	$140.8	$128.0	$423.7	$390.4

Integrated Solutions:
Commercial	$69.1	$44.7	$195.3	$140.6
Government and defense	96.4	98.8	283.1	258.0
	$165.5	$143.5	$478.4	$398.6

Expeditionary Services:
Commercial	$1.7	$1.1	$5.3	$4.5
Government and defense	17.0	20.9	48.3	63.9
	$18.7	$22.0	$53.6	$68.4

Consolidated sales by geographic region for the three- and nine-month periods ended February 29/28, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2024	2023	2024	2023
U.S./Canada	$422.2	$385.8	$1,236.5	$1,108.2
Europe/Africa	90.4	71.0	263.6	186.3
Asia/South Pacific	47.5	34.8	133.6	98.2
Other	7.2	29.5	28.7	44.5
	$567.3	$521.1	$1,662.4	$1,437.2

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	February 29,	May 31,
	2024	2023
U.S. Government contracts:
Trade receivables	$13.5	$13.1
Unbilled receivables	12.5	18.9
	26.0	32.0
All other customers:
Trade receivables	206.5	179.7
Unbilled receivables	24.6	29.6
	231.1	209.3
	$257.1	$241.3

Note 6 – Accounting for Stock-Based Compensation

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

Expenses charged to operations for restricted stock during the three-month periods ended February 29/28, 2024 and 2023 was $2.9 million and $2.6 million, respectively, and during the nine-month periods ended February 29/28, 2024 and 2023 was $9.2 million and $7.5 million, respectively.

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

The total intrinsic value of stock options exercised during the nine-month periods ended February 29/28, 2024 and 2023 was $13.9 million and $8.6 million, respectively. Expenses charged to operations for stock options during the three-month periods ended February 29/28, 2024 and 2023 was $0.7 million and $0.9 million, respectively, and during the nine-month periods ended February 29/28, 2024 and 2023 was $2.3 million and $2.9 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7 – Inventories

The summary of inventories is as follows:

	February 29,	May 31,
	2024	2023
Aircraft and engine parts, components and finished goods	$590.2	$488.9
Raw materials and parts	56.7	59.6
Work-in-process	24.6	25.6
	$671.5	$574.1

Note 8 – Supplemental Cash Flow Information

	Nine Months Ended
	February 29,
	2024	2023
Interest paid	$17.2	$6.3
Income taxes paid	33.6	27.5
Income tax refunds received	0.7	1.1
Operating lease liabilities arising from obtaining or re-measuring ROU assets	34.1	4.4

Note 9 – Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2025, but, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets. At February 29, 2024, we have utilized $8.7 million which reduced the availability under the Purchase Agreement to $141.3 million.

During the nine-month periods ended February 29/28, 2024 and 2023, we sold $109.7 million and $132.8 million, respectively, of receivables under the Purchase Agreement and remitted $108.8 million and $131.5 million, respectively, to the Purchaser on their behalf. As of February 29, 2024 and May 31, 2023, we had collected cash of $5.0 million and $1.3 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

Note 10 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 29,	May 31,
	2024	2023
Revolving Credit Facility with interest payable monthly	$277.0	$272.0
Debt issuance costs, net	(2.3)	(2.3)
Long-term debt	$274.7	$269.7

At February 29, 2024, our debt had a fair value that approximates its carrying value and is classified as Level 2 in the fair value hierarchy. At February 29, 2024, we were in compliance with the financial and other covenants in our financing agreements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Credit Agreement

On December 14, 2022, we entered into a new credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “Credit Agreement”) that included an unsecured revolving credit facility (the “Revolving Credit Facility”) that we can draw upon for working capital and general corporate purposes. In conjunction with the Credit Agreement, we terminated our revolving credit facility under the credit agreement dated April 12, 2011, as amended, (the “2011 Credit Agreement”) with the outstanding borrowings under the 2011 Credit Agreement at the date of its termination rolled over to the Credit Agreement.

On March 1, 2024, we entered into an amendment (the “Revolver Amendment”) to our Credit Agreement, which governs the Company’s existing revolving credit facility (the revolving credit facility as amended by the Revolver Amendment, the “Amended Revolving Credit Facility”). Among other things, the Revolver Amendment (i) increased the aggregate commitments under the Amended Revolving Credit Facility to $825.0 million from $620 million under the Revolving Credit Facility, (ii) increased the maximum leverage ratio permitted under the financial covenants applicable to the Amended Revolving Credit Facility and (iii) included an additional pricing level that will increase the applicable interest rate margins on the Amended Revolving Credit Facility to 250 basis points (in the case of secured overnight financing rate (“SOFR”)) and 150 basis points (in the case of Base Rate loans) if our adjusted total debt to EBITDA ratio exceeds 3.75:1.00.

In connection with the Revolver Amendment, we borrowed $186.2 million on March 1, 2024 under the Amended Revolving Credit Facility to fund a portion of the purchase price for the acquisition and transaction expenses of the Product Support Business.

Under certain circumstances, we may request an increase to the lending commitments under the Credit Agreement by an aggregate amount of up to $300 million, not to exceed $1,125 million in total. The Credit Agreement expires on December 14, 2027. Borrowings under the Credit Agreement bear interest at an applicable variable rate based on SOFR plus 112.5 to 250 basis points based on certain financial measurements plus 10 basis points if a SOFR loan, or at the offered fluctuating Base Rate plus 12.5 to 150 basis points based on certain financial measurements if a Base Rate loan.

Borrowings outstanding under the Revolving Credit Facility at February 29, 2024 were $277.0 million and there were approximately $11.0 million of outstanding letters of credit, which reduced the availability of this facility to $332.0 million.

Our Credit Agreement requires us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our Credit Agreement also requires our significant domestic subsidiaries to provide a guarantee of payment under the Credit Agreement.

Senior Notes

On March 1, 2024, we issued $550.0 million aggregate principal amount of 6.75% Senior Notes due 2029 (the “Notes”) to fund a portion of the purchase price for the acquisition of the Product Support Business. The Notes were issued pursuant to an indenture (the “Base Indenture”), dated as of March 1, 2024, between us and Wilmington Trust, National Association (the “Trustee”), as trustee, and a First Supplemental Indenture, dated as of March 1, 2024 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), among us, the Note Guarantors (as defined below) and the Trustee.

Our domestic subsidiaries that guarantee the Amended Revolving Credit Facility (collectively, the “Note Guarantors”) guaranteed (the “Note Guarantees”) all of the Company’s obligations under the Notes and the Indenture. The Notes and the Note Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”).

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

The Notes bear interest at a rate of 6.75% per year, payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2024. The Notes will mature on March 15, 2029. At any time prior to March 15, 2026, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium. At any time prior to March 15, 2026, the Company may also redeem up to 40% of the Notes with net cash proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after March 15, 2026, the Company may redeem the Notes, in whole or in part, at specified redemption prices if redeemed during the twelve-month period beginning on March 15 of the years indicated below:

2026	103.375%
2027	101.688%
2028 and thereafter	100.000%

The Notes are jointly and severally guaranteed by each of the Note Guarantors. The Notes and the Note Guarantees are the general unsecured obligations of us or each of the Note Guarantors and, as applicable, (i) rank equal in right of payment to all of our or such Note Guarantor’s existing and future senior indebtedness, (ii) rank senior in right of payment to all of our or such Note Guarantor’s obligations that are, by their terms expressly subordinated in right of payment to the Notes or the Note Guarantees, (iii) are effectively subordinated to all of our or such Note Guarantor’s secured indebtedness, to the extent of the value of the assets securing such indebtedness and (iv) in the case of the Note Guarantees, are structurally subordinated to indebtedness and other liabilities of our subsidiaries that are not Note Guarantors.

The Indenture contains customary covenants, including limitations on the ability of us and our restricted subsidiaries to (i) incur debt, certain disqualified stock and preferred stock, (ii) create liens, (iii) pay dividends or distributions or redeem or repurchase equity, (iv) prepay subordinated debt or make certain investments, (v) transfer and sell assets, (vi) engage in consolidations, mergers or dispositions of all or substantially all of our or their assets, (vii) enter into agreements that restrict dividends, loans and other distributions from subsidiaries and (viii) enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications described in the Indenture. In addition, the Indenture contains a number of customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Notes and certain provisions related to bankruptcy events.

Note 11 – Joint Ventures

Investment in Indian Joint Venture

Our investments in joint ventures include $9.8 million for our 40% ownership interest in a joint venture in India to operate an airframe maintenance facility. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022.

We guarantee 40% of the Indian joint venture’s debt and have recognized a guarantee liability of $9.4 million as of February 29, 2024. Each of the partners in the Indian joint venture also has a loan to the joint venture proportionate to its equity ownership. In addition to the net equity investment of $6.3 million, our investment in the Indian joint venture includes $3.5 million for our loan to the joint venture as of February 29, 2024.

We account for our share of the earnings or losses of the Indian joint venture using the equity method with a reporting lag of two months, as the financial statements of the Indian joint venture are not completed on a timely basis that is sufficient for us to apply the equity method on a current basis. Our share of the Indian joint venture’s losses for the three-month periods ended February 29/28, 2024 and 2023 were $0.1 million and $1.2 million, respectively. There were no shared earnings or losses for the nine-month period ended February 29, 2024 and our share of the losses for the nine-month period ended February 28, 2023 was $2.0 million. We are currently evaluating a potential exit from our investment in the Indian joint venture.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Investment in AAR Sumisho Aviation Services (ASAS)

Our investments in joint ventures include a 50% ownership interest in a joint venture to provide aviation aftermarket supply chain solutions to Japanese defense and global commercial markets. Each of the partners in the ASAS joint venture have provided financial guarantees to third-parties to guarantee the payments for ASAS’s financing arrangements, including inventory purchases. No liabilities have been recognized on the outstanding guarantees. We are unable to estimate our maximum exposure under these guarantees as they are largely dependent on the volume of inventory purchase orders outstanding.

Our sales to the ASAS JV, including service fees earned by us on providing support to the ASAS JV, were $3.5 million and $4.1 million during the three- and nine-month periods ended February 29, 2024, respectively, and $0.2 million and $0.7 million during the three- and nine-month periods ended February 28, 2023, respectively.

Investments in Aircraft Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. Our sales to joint ventures for these services were $0.3 million and $1.1 million during the three- and nine-month periods ended February 29, 2024, respectively, and $0.3 million and $0.6 million during the three- and nine-month periods ended February 28, 2023, respectively.

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

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three- and nine-month periods ended February 29/28, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2024	2023	2024	2023
Basic and Diluted Earnings Per Share:
Income from continuing operations	$14.0	$21.8	$37.2	$66.6
Less income attributable to participating shares	(0.2)	(0.3)	(0.4)	(0.9)
Income from continuing operations attributable to common shareholders	13.8	21.5	36.8	65.7
Income from discontinued operations attributable to common shareholders	—	—	—	0.4
Net income attributable to common shareholders for earnings per share	$13.8	$21.5	$36.8	$66.1

Weighted Average Shares:
Weighted average common shares outstanding – basic	34.8	34.1	34.9	34.6
Additional shares from the assumed exercise of stock options	0.4	0.5	0.4	0.4
Weighted average common shares outstanding – diluted	35.2	34.6	35.3	35.0

Earnings per share – basic:
Earnings from continuing operations	$0.40	$0.63	$1.05	$1.90
Income from discontinued operations	—	—	—	0.01
Earnings per share – basic	$0.40	$0.63	$1.05	$1.91

Earnings per share – diluted:
Earnings from continuing operations	$0.39	$0.62	$1.04	$1.87
Income from discontinued operations	—	—	—	0.01
Earnings per share – diluted	$0.39	$0.62	$1.04	$1.88

No stock options were determined to be anti-dilutive for the three- and nine-month periods ended February 29, 2024. The potential dilutive effect of 1,000 and 215,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three- and nine-month periods ended February 28, 2023, respectively, as the shares would have been anti-dilutive.

Note 13 – Defined Benefit Pension Settlement

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

The remaining surplus plan assets are expected to be utilized to fund remaining U.S. Retirement Plan expenses as well as certain contributions associated with one of our qualified 401(k) plans. Surplus plan assets not used for these expenses or 401(k) contributions would be subject to a 20% excise tax upon withdrawal from the plan. As of February 29, 2004, our Condensed Consolidated Balance Sheet included $5.7 million of surplus plan assets reported in Other non-current assets.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Note 14 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three- and nine-month periods ended February 29/28, 2024 and 2023 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at December 1, 2023	$(5.6)	$(2.9)	$(8.5)
Other comprehensive income before reclassifications	(0.2)	—	(0.2)
Total other comprehensive loss	(0.2)	—	(0.2)
Balance at February 29, 2024	$(5.8)	$(2.9)	$(8.7)

Balance at December 1, 2022	$(6.4)	$(16.4)	$(22.8)
Other comprehensive loss before reclassifications	0.7	—	0.7
Amounts reclassified from AOCL	—	0.1	0.1
Total other comprehensive income (loss)	0.7	0.1	0.8
Balance at February 28, 2023	$(5.7)	$(16.3)	$(22.0)

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2023	$(5.7)	$(17.8)	$(23.5)
Other comprehensive income before reclassifications	(0.1)	—	(0.1)
Amounts reclassified from AOCL	—	14.9	14.9
Total other comprehensive income	(0.1)	14.9	14.8
Balance at February 29, 2024	$(5.8)	$(2.9)	$(8.7)

Balance at June 1, 2022	$(2.8)	$(16.8)	$(19.6)
Other comprehensive loss before reclassifications	(2.9)	—	(2.9)
Amounts reclassified from AOCL	—	0.5	0.5
Total other comprehensive income (loss)	(2.9)	0.5	(2.4)
Balance at February 28, 2023	$(5.7)	$(16.3)	$(22.0)

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

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

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

Selected financial information for each segment is as follows:

	Three Months Ended February 29, 2024
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$242.3	$2.3	$244.6
Repair & Engineering	140.8	23.6	164.4
Integrated Solutions	165.5	0.2	165.7
Expeditionary Services	18.7	—	18.7
	$567.3	$26.1	$593.4

	Three Months Ended February 28, 2023
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$227.6	$14.0	$241.6
Repair & Engineering	128.0	19.8	147.8
Integrated Solutions	143.5	0.1	143.6
Expeditionary Services	22.0	—	22.0
	$521.1	$33.9	$555.0

	Nine Months Ended February 29, 2024
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$706.7	$4.9	$711.6
Repair & Engineering	423.7	65.2	488.9
Integrated Solutions	478.4	0.6	479.0
Expeditionary Services	53.6	—	53.6
	$1,662.4	$70.7	$1,733.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

	Nine Months Ended February 28, 2023
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$579.8	$17.8	$597.6
Repair & Engineering	390.4	58.4	448.8
Integrated Solutions	398.6	0.1	398.7
Expeditionary Services	68.4	—	68.4
	$1,437.2	$76.3	$1,513.5

The following table reconciles segment operating income to income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2024	2023	2024	2023
Segment operating income:
Parts Supply	$31.1	$25.1	$74.6	$64.7
Repair & Engineering	11.5	9.8	31.9	25.8
Integrated Solutions	8.6	7.0	22.7	22.4
Expeditionary Services	0.9	1.9	3.1	6.2
	52.1	43.8	132.3	119.1
Corporate and other	(19.1)	(9.8)	(35.7)	(21.5)
Operating income	33.0	34.0	96.6	97.6
Pension settlement charge	—	—	(26.7)	—
Losses related to sale and exit of business	(1.0)	(0.4)	(2.6)	(0.5)
Other income (expense), net	(0.2)	(0.3)	(0.3)	0.4
Interest expense	(11.9)	(3.8)	(23.9)	(7.0)
Interest income	0.6	0.3	1.6	0.5
Income from continuing operations before income taxes	$20.5	$29.8	$44.7	$91.0

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 29, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Russian Bankruptcy Litigation

During calendar years 2016 and 2017, certain of the subsidiaries of the Company purchased four engines from VIM-AVIA Airlines, LLC (“VIM-AVIA”), a company organized in Russia. Subsequent to the purchase of the engines, VIM-AVIA declared bankruptcy in Russian courts, and shortly thereafter the receiver of the VIM-AVIA bankruptcy estate and one of the major creditors of VIM-AVIA filed a claw-back action in the Arbitration Court of the Russian Republic of Tartarstan (the “Russian Trial Court”) against our subsidiaries alleging that the contracts entered into with VIM-AVIA in the 2016-2017 timeframe are invalid. The clawback action alleged that our subsidiaries owe the VIM-AVIA bankruptcy estate approximately $13 million, the alleged fair market value of the four engines at the time of sale. In March 2023, the Russian Trial Court awarded a $1.8 million judgment against the Company relating to one engine, and dismissed all the other claims against the Company relating to the three remaining engines. The Company recognized a corresponding charge of $1.8 million in the third quarter of fiscal 2023. The Company thereafter appealed the $1.8 million judgment entered against it by the Russian Trial Court. The receiver and the creditor thereafter appealed to the Russian Trial Court’s judgment dismissing their claims relating to the remaining three engines.

On September 26, 2023, the Russian Eleventh Arbitration Court of Appeal (the “Russian Appellate Court”) issued an order (i) affirming the Russian Trial Court’s adverse judgment against the Company relating to one of the four engines; (ii) reversing the Russian Trial Court’s dismissal of the claims relating to the remaining three engines; and (iii) awarding a judgment against the Company in the total amount of $13.0 million. During the first quarter of fiscal 2024, the Company recognized a charge for $11.2 million representing the judgment against the Company for the remaining three engines.

On October 25, 2023, the Company petitioned the Russian Court of Cassation for leave to obtain the Russian Court of Cassation’s appellate review of the Russian Appellate Court’s order of September 26, 2023. On November 13, 2023, the Russian Court of Cassation granted the Company’s petition. On January 31, 2024, the Russian Court of Cassation announced its decision reversing the Russian Appellate Court’s order of September 26, 2023, vacating in its entirety the judgment that had been entered by the Russian Appellate Court, and remanding the clawback action to the Russian Appellate Court for further proceedings. Because the Russian Court of Cassation has yet to issue its written resolution specifying the basis for its decision, the particular nature and scope of further proceedings on remand before the Russian Appellate Court are not presently known.

The Company has strongly disputed and will continue to strongly dispute all claims asserted in the clawback action. The Company believes that the judgment announced on September 26, 2023 by the Russian Appellate Court - which was reversed and vacated by the Russian Court of Cassation on January 31, 2024 - was a result of, among other things, a hostile business and legal environment for foreign companies in Russia, which has been caused by developments in the Russia/Ukraine conflict, including the imposition of a range of sanctions and export controls on Russian entities and individuals by the U.S. and its North Atlantic Treaty Organization allies. An adverse judgment may be entered against the Company in further proceedings before the Russian courts, and the Company’s ability to satisfy such judgment, in whole or in part, or to otherwise settle the receiver’s claims may be restricted by the Company’s obligation to comply with U.S. trade restrictions likely applicable to undisclosed creditors of the VIM-AVIA bankruptcy estate. Although there can be no assurances, the Company also believes it would have strong defenses to any attempt that may be made to recognize and enforce outside of Russia any adverse judgment that may be entered against it in further proceedings before the Russian courts. As of February 29, 2024, our Condensed Consolidated Balance Sheet included a total liability for the matter of $13.0 million classified as long-term in Other liabilities.

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

February 29, 2024

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

On March 1, 2024, we completed the acquisition of Triumph Group, Inc.’s Product Support Business (the “Product Support Business”) for a purchase price of $725.0 million subject to customary post-closing adjustments for cash, working capital and indebtedness. The Product Support Business is a leading global provider of specialized maintenance, repair, and overhaul (“MRO”) capabilities for critical aircraft components in the commercial and defense markets, providing MRO services for structural components, engine and airframe accessories, interior refurbishment and wheels and brakes. The Product Support Business also designs proprietary designated engineering representative repairs and parts manufacturer approval parts. The Product Support Business will be reported within our Repair & Engineering segment. The purchase price was paid at closing and was funded with proceeds from the issuance of $550 million of aggregate principal amount of 6.75% Senior Notes due 2029 and borrowings from our Amended Revolving Credit Facility (as defined below).

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

Discussion of Results of Operations

Three- and Nine- Month Periods Ended February 29, 2024

	Three Months Ended February 29/28,			Nine Months Ended February 29/28,
	2024	2023	% Change	2024	2023	% Change
Sales:
Commercial	$399.2	$339.5	17.6%	$1,176.9	$944.9	24.6%
Government and defense	168.1	181.6	(7.4)%	485.5	492.3	(1.4)%
	$567.3	$521.1	8.9%	$1,662.4	$1,437.2	15.7%

Gross Profit:
Commercial	$79.1	$61.6	28.4%	$233.4	$172.4	35.4%
Government and defense	31.2	32.7	(4.6)%	81.6	89.6	(8.9)%
	$110.3	$94.3	17.0%	$315.0	$262.0	20.2%

Gross Profit Margin:
Commercial	19.8%	18.1%		19.8%	18.2%
Government and defense	18.6%	18.0%		16.8%	18.2%
Consolidated	19.4%	18.1%		18.9%	18.2%

Three-Month Period Ended February 29, 2024

Consolidated sales for the third quarter of fiscal 2024 increased $46.2 million, or 8.9%, over the prior year quarter primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $59.7 million, or 17.6%, over the prior year quarter primarily due to strong demand and volume growth in our new parts distribution activities and increased sales in our airframe maintenance facilities. Our consolidated sales to government customers decreased $13.5 million, or 7.4%, primarily due to lower sales volumes in both our new parts distribution activities and for our mobility products.

Consolidated cost of sales increased $30.2 million, or 7.1%, over the prior year quarter primarily due to the overall higher sales volumes over the prior year period.

Consolidated gross profit for the third quarter of fiscal 2024 increased $16.0 million, or 17.0%, over the prior year quarter. Gross profit on sales to commercial customers increased $17.5 million, or 28.4%, over the prior year quarter due to volume growth and favorable product mix for both new parts and used serviceable material. Gross profit margin on sales to commercial customers increased to 19.8% from 18.1% in the prior year quarter primarily due to the acquisition of Trax in the fourth quarter of fiscal 2023 and its higher margin digital services.

Gross profit on sales to government customers decreased $1.5 million, or 4.6%, from the prior year quarter due to the completion of certain government programs in our Integrated Solutions segment. Gross profit margin on sales to government customers increased to 18.6% from 18.0% primarily due to changes in the mix of products sold in our Parts Supply segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $20.3 million, or 35.8%, over the prior year quarter primarily due to $9.4 million of costs incurred related to our acquisition of the Product Support Business and investments to support the sales growth across our commercial activities. These investments include $2.6 million of amortization and acquisition-related expenses for Trax. As a percent of sales, selling, general and administrative expenses increased to 13.6% from 10.9% in the prior year quarter primarily due to these costs.

Operating Income

Operating income decreased $1.0 million, or 2.9%, from the prior year quarter primarily due to increased selling, general and administrative expenses discussed above.

Interest Expense

Interest expense increased $8.1 million in the third quarter of fiscal 2024 which included $6.1 million of bridge financing facility expenses related to our acquisition of the Product Support Business. In addition, interest expense in the third quarter of fiscal 2024 reflects the impact of both higher interest rates and higher average borrowings used to fund investments in the business, including our acquisition of Trax. Our average borrowing rate was 6.82% in the third quarter of fiscal 2024 compared to 5.65% in the prior year quarter.

Income Taxes

Our effective income tax rate for continuing operations was 31.7% for the third quarter of fiscal 2024 compared to 26.8% in the prior year quarter. The increase in the effective tax rate was primarily attributable to higher non-deductible acquisition expenses in the third quarter of fiscal 2024 which increased the effective income tax rate. In addition, the prior year quarter included higher tax benefits from stock option exercises which decreased the effective income tax rate.

Nine-Month Period Ended February 29, 2024

Consolidated sales for the nine-month period ended February 29, 2024 increased $225.2 million, or 15.7%, over the prior year period primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $232.0 million, or 24.6%, over the prior year period primarily due to strong demand and volume growth in our Parts Supply segment across both new parts distribution and used serviceable material. Our consolidated sales to government customers decreased $6.8 million, or 1.4%, primarily due to lower sales volume for both our mobility products and for new parts to government customers in our Parts Supply segment.

Consolidated cost of sales increased $172.2 million, or 14.7%, over the prior year period which was largely in line with the consolidated sales increase of 15.7% discussed above.

Consolidated gross profit for the nine-month period ended February 29, 2024 increased $53.0 million, or 20.2%, over the prior year period. Gross profit on sales to commercial customers increased $61.0 million, or 35.4%, over the prior year period due to strong demand and volume growth for both new parts and used serviceable material. Gross profit margin on sales to commercial customers increased to 19.8% from 18.2% in the prior year period primarily due to the acquisition of Trax and its higher margin services.

Gross profit on sales to government customers decreased $8.0 million, or 8.9%, from the prior year period with the gross profit margin on sales to government customers decreasing to 16.8% from 18.2%. These decreases are primarily due to the completion of certain government programs in our Integrated Solutions segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $57.8 million, or 36.2%, over the prior year period primarily due to the recognition of a charge for $11.2 million in the first quarter of fiscal 2024 related to an unfavorable Russian court judgment. In addition, we recognized expenses of $9.4 million related to our acquisition of the Product Support Business. The remaining increase in selling, general and administrative expenses was largely attributable to investments to support the sales growth as our commercial activities continue to recover from the impact of COVID-19. These investments include $7.9 million of amortization and acquisition-related expenses for Trax. As a percent of sales, selling, general and administrative expenses increased to 13.1% from 11.1% in the prior year quarter primarily due to these costs.

Operating Income

Operating income for the nine-month period ended February 29, 2024 decreased $1.0 million, or 1.0%, from the prior year quarter primarily due to increased selling, general and administrative expenses discussed above.

Pension Settlement Charge

During the first quarter of fiscal 2024, we settled all future obligations under our frozen U.S. defined benefit retirement plan. The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of the remaining benefit obligations to a third-party insurance company under a group annuity contract. As a result of the settlement, in the nine-month period ended February 29, 2024, we recognized a non-cash, pre-tax pension settlement charge of $26.7 million ($16.1 million after-tax) related to the accelerated recognition of all unamortized net actuarial losses in Accumulated other comprehensive loss.

Interest Expense

Interest expense for the nine-month period ended February 29, 2024 increased $16.9 million which included $6.1 million of bridge financing facility expenses related to our acquisition of the Product Support Business. In addition, interest expense for the nine-month period ended February 29, 2024 reflects the impact of both higher interest rates and higher average borrowings used to fund investments in the business, including our acquisition of Trax. Our average borrowing rate was 6.67% for the nine-month period ended February 29, 2024 compared to 4.14% in the prior year period.

Income Taxes

Our effective income tax rate for continuing operations for the nine-month period ended February 29, 2024 was 16.8% compared to 26.8% in the prior year period. The decrease in the effective tax rate was primarily attributable to the deferred tax benefit recognized in conjunction with the pension settlement in the first quarter of fiscal 2024.

Operating Segment Results of Operations

Three-Month Period Ended February 29, 2024

Parts Supply Segment

	Three Months Ended February 29/28,
	2024	2023	% Change
Third-party sales	$242.3	$227.6	6.5%
Operating income	31.1	25.1	23.9%
Operating margin	12.8%	11.0%

Sales in the Parts Supply segment increased $14.7 million, or 6.5%, over the prior year quarter primarily due to a $14.0 million increase in demand and sales volume for our new parts distribution activities.

Operating income in the Parts Supply segment increased $6.0 million, or 23.9%, over the prior year period, primarily due to sales volume growth and the mix of products sold across both our new parts distribution and aftermarket parts trading activities. Operating margin increased to 12.8% from 11.0% in the prior year quarter, primarily due to the mix of products sold.

Repair & Engineering Segment

	Three Months Ended February 29/28,
	2024	2023	% Change
Third-party sales	$140.8	$128.0	10.0%
Operating income	11.5	9.8	17.3%
Operating margin	8.2%	7.7%

Sales in the Repair & Engineering segment increased $12.8 million, or 10.0%, over the prior year quarter primarily due to a $16.4 million sales increase at our airframe maintenance facilities. This increase was partially offset by lower sales volume of $3.0 million at our landing gear facility.

Operating income in the Repair & Engineering segment increased $1.7 million, or 17.3%, over the prior year quarter primarily due to the sales volume increase in our airframe maintenance facilities. Operating margin increased to 8.2% from 7.7% in the prior year quarter, primarily due to improved profitability in our airframe maintenance facilities.

Integrated Solutions Segment

	Three Months Ended February 29/28,
	2024	2023	% Change
Third-party sales	$165.5	$143.5	15.3%
Operating income	8.6	7.0	22.9%
Operating margin	5.2%	4.9%

Sales in the Integrated Solutions segment increased $22.0 million, or 15.3%, over the prior year quarter primarily due to higher commercial program activity and the Trax acquisition in the fourth quarter of fiscal 2023 which contributed sales of $9.9 million in the current year quarter.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the third quarter of fiscal 2024, we recognized favorable cumulative catch-up adjustments of $2.5 million. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs. For the three-month period ended February 28, 2023, we recognized no cumulative catch-up adjustments.

Operating income in the Integrated Solutions segment increased $1.6 million, or 22.9%, over the prior year quarter with operating margin increasing to 5.2% from 4.9%. These increases are primarily attributable to the favorable cumulative catch-up adjustments discussed above.

Expeditionary Services Segment

	Three Months Ended February 29/28,
	2024	2023	% Change
Third-party sales	$18.7	$22.0	(15.0)%
Operating income	0.9	1.9	(52.6)%
Operating margin	4.8%	8.6%

Sales in the Expeditionary Services segment decreased $3.3 million, or 15.0%, from the prior year period primarily due to lower sales volumes for pallets partially offset by higher sales volumes for shelters.

Operating income in the Expeditionary Services segment decreased $1.0 million, or 52.6%, from the prior year quarter primarily due to the lower sales volumes. Operating margin decreased to 4.8% from 8.6% in the prior year quarter, primarily due to increased selling, general and administrative expenses over the prior year quarter.

Nine-Month Period Ended February 29, 2024

Parts Supply Segment

	Nine Months Ended February 29/28,
	2024	2023	% Change
Third-party sales	$706.7	$579.8	21.9%
Operating income	74.6	64.7	15.3%
Operating margin	10.6%	11.2%

Sales in the Parts Supply segment for the nine-month period ended February 29, 2024 increased $126.9 million, or 21.9%, over the prior year period primarily due to a $69.0 million increase in sales in our aftermarket parts trading activities as a result of increased demand for used serviceable material. Whole asset sales in our aftermarket parts trading activities increased $20.8 million over the prior year period.

Operating income in the Parts Supply segment increased $9.9 million, or 15.3%, over the prior year period, primarily due to increased sales volumes across both new parts distribution and used serviceable material partially offset by the recognition of the $11.2 million charge in the first quarter of fiscal 2024 related to the unfavorable Russian court judgment.

Repair & Engineering Segment

	Nine Months Ended February 29/28,
	2024	2023	% Change
Third-party sales	$423.7	$390.4	8.5%
Operating income	31.9	25.8	23.6%
Operating margin	7.5%	6.6%

Sales in the Repair & Engineering segment for the nine-month period ended February 29, 2024 increased $33.3 million, or 8.5%, over the prior year period primarily due to a $46.4 million sales increase at our airframe maintenance facilities. This increase was partially offset by lower sales volume of $18.7 million at our landing gear facility.

Operating income in the Repair & Engineering segment increased $6.1 million, or 23.6%, over the prior year period primarily due to the sales volume increase in our airframe maintenance facilities. Operating margin increased to 7.5% from 6.6% in the prior year period, primarily due to improved profitability in our airframe maintenance facilities.

Integrated Solutions Segment

	Nine Months Ended February 29/28,
	2024	2023	% Change
Third-party sales	$478.4	$398.6	20.0%
Operating income	22.7	22.4	1.3%
Operating margin	4.7%	5.6%

Sales in the Integrated Solutions segment for the nine-month period ended February 29, 2024 increased $79.8 million, or 20.0%, over the prior year period primarily due to higher commercial program activity and the Trax acquisition in the fourth quarter of fiscal 2023 which contributed sales of $26.9 million in the current year period.

In the nine-month period ended February 29, 2024, we recognized net favorable cumulative catch-up adjustments of $2.7 million compared to net favorable cumulative catch-up adjustments of $5.8 million in the prior year period. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Operating income in the Integrated Solutions segment increased $0.3 million, or 1.3%, over the prior year period primarily due to the higher commercial government program activity largely offset by $7.9 million of amortization and acquisition-related expenses for Trax. Operating margin decreased to 4.7% from 5.6% primarily due to the completion of certain government programs.

Expeditionary Services Segment

	Nine Months Ended February 29/28,
	2024	2023	% Change
Third-party sales	$53.6	$68.4	(21.6)%
Operating income	3.1	6.2	(50.0)%
Operating margin	5.8%	9.1%

Sales in the Expeditionary Services segment for the nine-month period ended February 29, 2024 decreased $14.8 million, or 21.6%, from the prior year period primarily due to lower sales volumes for pallets partially offset by higher sales volumes for shelters.

Operating income in the Expeditionary Services segment decreased $3.1 million, or 50.0%, from the prior year period primarily due to lower sales volumes. Operating margin decreased to 5.8% from 9.1% in the prior year period, primarily due to increased selling, general and administrative expenses over the prior year period.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met through the generation of cash from operations. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. In addition to operations, our current capital resources include an unsecured revolving credit facility under the Credit Agreement referred to below and an accounts receivable financing program. Periodically, we may also raise capital through common stock and debt financings in the public or private markets. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, our debt service obligations, and our operating performance.

At February 29, 2024, our liquidity and capital resources included working capital of $812.5 million inclusive of cash of $69.2 million.

On December 14, 2022, we entered into a new credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “Credit Agreement”) that included an unsecured revolving credit facility (the “Revolving Credit Facility”) that we can draw upon for working capital and general corporate purposes. In conjunction with the Credit Agreement, we terminated our revolving credit facility under the credit agreement dated April 12, 2011, as amended, (the “2011 Credit Agreement”) with the outstanding borrowings under the 2011 Credit Agreement at the date of its termination rolled over to the Credit Agreement.

On March 1, 2024, we entered into an amendment (the “Revolver Amendment”) to our Credit Agreement, which governs the Company’s existing revolving credit facility (the revolving credit facility as amended by the Revolver Amendment, the “Amended Revolving Credit Facility”). Among other things, the Revolver Amendment (i) increased the aggregate commitments under the Amended Revolving Credit Facility to $825.0 million from $620 million under the Revolving Credit Facility, (ii) increased the maximum leverage ratio permitted under the financial covenants applicable to the Amended Revolving Credit Facility and (iii) included an additional pricing level that will increase the interest rate margins on the Amended Revolving Credit Facility to 250 basis points (in the case of SOFR loans) and 150 basis points (in the case of Base Rate loans) if our adjusted total debt to EBITDA ratio exceeds 3.75:1.00.

In connection with the Revolver Amendment, we borrowed $186.2 million under the Amended Revolving Credit Facility to fund a portion of the purchase price for the acquisition of the Product Support Business.

Under certain circumstances, we may request an increase to the lending commitments under the Credit Agreement by an aggregate amount of up to $300 million, not to exceed $1,125 million in total. The Credit Agreement expires on December 14, 2027. Borrowings under the Credit Agreement bear interest at a variable rate based on the secured overnight financing rate (“SOFR”) plus 112.5 to 250 basis points based on certain financial measurements if a SOFR loan, or at the offered fluctuating Base Rate plus 12.5 to 150 basis points based on certain financial measurements if a Base Rate loan.

At February 29, 2024, borrowings outstanding under the Revolving Credit Facility were $277.0 million and there were approximately $11.0 million of outstanding letters of credit, which reduced the availability under this facility to $332.0 million. There are no other terms or covenants limiting the availability of the Revolving Credit Facility.As of February 29, 2024, we also had other financing arrangements that did not limit availability on our Revolving Credit Facility, including outstanding letters of credit of $11.6 million and foreign lines of credit of $9.4 million.

On March 1, 2024, we issued $550.0 million aggregate principal amount of 6.75% Senior Notes due 2029 (the “Notes”) to fund a portion of the purchase price for the acquisition of the Product Support Business. The Notes bear interest at a rate of 6.75% per year, payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2024. The Notes will mature on March 15, 2029.

At any time prior to March 15, 2026, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium. At any time prior to March 15, 2026, the Company may also redeem up to 40% of the Notes with net cash proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after March 15, 2026, the Company may redeem the Notes, in whole or in part, at specified redemption prices ranging from 100.000% to 103.375% depending on the date of redemption.

We maintain a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement expires after February 22, 2025, but, the Purchase Agreement may be terminated earlier under certain circumstances. The term of the Purchase Agreement is automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheet. At February 29, 2024, we have utilized $8.7 million which reduced the availability under the Purchase Agreement to $141.3 million.

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our financing arrangements also generally require our significant domestic subsidiaries to provide a guarantee of payment. At February 29, 2024, we were in compliance with the financial and other covenants under each of our financing arrangements.

During fiscal 2024, we continued to experience delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults during the second quarter of fiscal 2024 to request payment and reserve our rights under our agreements.  Though we currently expect full payment from the customer of all amounts due and do not believe a reserve for credit loss is warranted, the customer’s financial condition may continue to deteriorate and we may in the future experience loss due to a default by the customer and the related nonpayment of account receivable balances. Our Condensed Consolidated Balance Sheet as of February 29, 2024 included accounts receivable of $8.5 million, including $2.2 million past due, and contract assets of $9.7 million related to this customer.

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. During the third quarter of fiscal 2024, we repurchased 0.1 million shares for an aggregate purchase price of $5.1 million. During fiscal 2023, we repurchased 1.2 million shares for an aggregate purchase price of $50.1 million. Since inception of the renewal authorization, we have repurchased 2.2 million shares for an aggregate purchase price of $97.5 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows from Operating Activities

Net cash provided by operating activities–continuing operations was $19.3 million in the nine-month period ended February 29, 2024 compared to cash used of $21.5 million in the prior year period. The increase in cash provided over the prior year of $40.8 million was primarily attributable to working capital changes, including the timing of payments for inventory and rotable asset investments in both aircraft, new parts and used serviceable material in the current year period.

Cash Flows from Investing Activities

Net cash used in investing activities was $26.8 million in the nine-month period ended February 29, 2024 compared to $27.3 million in the prior year period. The decrease in cash used in investing activities from the prior year of $0.5 million was primarily related to decreased expenditures on capital projects in the current year period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.5 million in the nine-month period ended February 29, 2024 compared to cash provided of $44.5 million in the prior year period. The decrease in cash provided by financing activities from the prior year period of $35.0 million was primarily related to lower borrowings on our Revolving Credit Facility in the current year period.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this report are forward-looking statements.

The forward-looking statements in this report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this report and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●	the ability to realize the anticipated benefits of the Product Support Business as rapidly or to the extent anticipated;
●	our ability to successfully integrate the Product Support Business into our operations;
●	factors that adversely affect the commercial aviation industry;
●	the impact of pandemics and other disease outbreaks, such as COVID-19, and similar public health threats on air travel, worldwide commercial activity and our and our customers’ ability to source parts and components;
●	a reduction in the level of sales to the branches, agencies and departments of the U.S. government and their contractors;
●	cost overruns and losses on fixed-price contracts;
●	nonperformance by subcontractors or suppliers;
●	changes in or non-compliance with laws and regulations that may affect certain of our aviation and government and defense related activities that are subject to licensing, certification and other regulatory requirements imposed by the Federal Aviation Administration, the U.S. State Department and other regulatory agencies, both domestic and foreign;
●	a reduction in outsourcing of maintenance activity by airlines;
●	a shortage of the skilled personnel on whom we depend to operate our business, or work stoppages;
●	competition from other companies, including original equipment manufacturers, some of which have greater financial resources than we do;
●	financial and operational risks arising as a result of operating internationally;
●	inability to integrate acquisitions effectively and execute our operational and financial plan related to the acquisitions;
●	inability to recover our costs due to fluctuations in market values for aviation products and equipment caused by various factors, including reductions in air travel, airline bankruptcies, consolidations and fleet reductions;
●	asset impairment charges we may be required to recognize to reflect the non-recoverability of our assets or lowered expectations regarding businesses we have acquired;
●	threats to our systems technology from equipment failures, cyber or other security threats or other disruptions;
●	a need to make significant capital expenditures to keep pace with technological developments in our industry;
●	a need to reduce the carrying value of our assets;
●	inability to fully execute our stock repurchase program and return capital to our stockholders;
●	restrictions on paying, or failure to maintain or pay dividends;
●	limitations on our ability to access the debt and equity capital markets or to draw down funds under loan agreements;
●	non-compliance with laws and regulations relating to the formation, administration and performance of our U.S. government contracts;

●	exposure to product liability and property claims that may be in excess of our liability insurance coverage;
●	the impact of adverse incidents involving, or adverse publicity concerning, our business or the aviation industry generally, which could harm our reputation and results of operations;
●	decreased demand for our services due to mandatory groundings of aircraft;
●	impacts from stakeholder and market focus on environmental, social and governance matters;
●	the costs of compliance, and liability for non-compliance, with environmental regulations, including future requirements regarding climate change and environmental, social and governance matters; and
●	other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition, including those discussed in Part II – Item 1A, “Risk Factors,” in this report and in Part I – Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended May 31, 2023, as well as those discussed in other documents we file from time to time with the Securities and Exchange Commission.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this report, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended February 29, 2024.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2023. There were no significant changes during the quarter ended February 29, 2024.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2024. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2024 to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 16 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 16 to our Condensed Consolidated Financial Statements for the quarter ended February 29, 2024 contained in this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

There has been no material change in the information reported under Part I-Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, as supplemented by the risk factors described in Exhibit 99.1 to the Current Report on Form 8-K we filed with the Securities and Exchange Commission on February 14, 2024, with the exception of the addition of the following risk factors (the risk factors included in Part II, Item 1A of our Quarterly Report for the quarter ended November 30, 2023 are deleted in their entirety):

We may not realize the anticipated benefits from our acquisition of the Product Support Business from Triumph Group.

Our acquisition of the Product Support Business from Triumph Group (the “Acquisition”) involves integrating the Product Support Business into our Company, both of which previously operated independent of each other. The success of the Product Support Business will depend, in part, on our ability to realize the anticipated benefits from successfully combining our business and the Product Support Business. We are devoting substantial management attention and resources to integrating our and the Product Support Business’s business practices so that we can fully realize the anticipated benefits of the Acquisition, all of which may divert attention of management from our existing business. Nonetheless, the business and assets acquired may not be successful or continue to grow at the same rate as when operated independently or may require greater resources and investments than originally anticipated. The Acquisition could also result in the assumption of unknown or contingent liabilities, and, because the Product Support Business operates in the same sector that we do, the Acquisition could also exacerbate a number of risks that currently apply to us by increasing our exposure to sector-specific trends.

Potential difficulties we may encounter include, but are not limited to, the following:

●	the inability to successfully combine our business and the Product Support Business in a manner that permits us to realize the anticipated benefits, including any synergies, cross-selling opportunities, cost savings, financial or business growth opportunities, of the Acquisition in the time frame currently anticipated, or at all;

●	the failure to integrate internal systems, programs and controls, or decisions by our management to apply different accounting policies, assumptions or judgments to the Product Support Business’s operational results than the Product Support Business applied in the past;

●	loss of sales and other commercial relationships;

●	the complexities associated with managing our company with the integration of the Triumph Group Product Support Business;

●	the additional complexities of combining the Product Support Business with our company and its culture, strategies and customer base;

●	the failure to retain key employees at either of the two companies that may be difficult to replace;

●	the disruption of each company’s ongoing businesses or inconsistencies in services, standards, controls, procedures and policies;

●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Acquisition;

●	the increase in our indebtedness as a result of the incurrence of the Notes and borrowings under our Amended Revolving Credit Facility to finance the Acquisition; and

●	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by integrating our and the Product Support Business’s operations.

Based on our preliminary purchase accounting estimates, a significant portion of the purchase price for the Acquisition will be allocated to goodwill and intangible assets. We must test goodwill for possible impairment on at least an annual basis and must evaluate amortizable intangible assets for impairment if there are indicators of a possible impairment. If the Acquisition does not yield expected returns, we may be required to record impairment losses, which could materially adversely affect our reported results.

Any of these risks could adversely affect our ability to maintain relationships with customers, vendors, employees and other commercial relationships or adversely affect our or the Product Support Business’s future operational results. As a result, the anticipated benefits of the Acquisition may not be realized at all or may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, results of operations and growth prospects. The indebtedness incurred to finance the Acquisition may adversely affect our ability to operate our business, remain in compliance with debt covenants, or react to changes in our business or the industry in which we operate. In addition, changes in laws and regulations affecting the Triumph Group Product Support Business could adversely impact our business, financial condition, results of operations and growth prospects.

We expect to incur material expenses and have incurred additional indebtedness related to the Acquisition.

We expect to incur material expenses in connection with integrating the business and operations of the Product Support Business. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. We also incurred additional indebtedness in order to fund the Acquisition, which increases our debt service obligations and the risk of a downgrade of our credit ratings by credit agencies. We cannot assure you that these additional expenses and indebtedness will not have an adverse effect on us or our results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c)The following table provides information about share repurchases we made during the three months ended February 29, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
12/1/2023 – 12/31/2023	80,000	$63.39	80,000	$52,544,833
1/1/2024 – 1/31/2024	—	—	—	52,544,833
2/1/2024 – 2/29/2024	—	—	—	52,544,833
Total	80,000	$63.39	80,000
(1)On December 21, 2021, our Board of Directors announced it had authorized a renewal of our stock repurchase program providing for the repurchase of up to $150 million of our common stock, with no expiration date.

Item 5 – Other Information

During the three months ended February 29, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6 — Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

2.1+	Plan of Acquisition

Purchase Agreement by and among AAR CORP., Triumph Group, Inc., Triumph Aftermarket Services Group, LLC, Triumph Group Acquisition Corp., Triumph Group Acquisition Holdings, Inc., and Trident Group Operations, Inc., dated December 21, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2023).

4.1	Instruments defining the rights of security holders

Base Indenture, dated as of March 1, 2024, by and between the Escrow Issuer and the Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2024).

4.2			Form of 6.750% Senior Note due 2029 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2024).

4.3

First Supplemental Indenture, dated as of March 1, 2024, by and among the Company, the Note Guarantors and the Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 1, 2024).

10.1*	Material contracts		First Amendment dated December 5, 2023 to AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective July 13, 2020.

10.2

Revolver Amendment, dated as of March 1, 2024, by and among the Company, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2024).

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

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 29, 2024 and May 31, 2023, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended February 29/28, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended February 29/28, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended February 29/28, 2024 and 2023, (v) Condensed Consolidated Statement of Changes in Equity for the three- and nine-months ended February 29/28, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.**

104.	Cover Page Interactive Data File	104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

+Excludes certain portions of the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the omitted portions will be furnished to the Securities and Exchange Commission upon request.

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

AAR CORP.
(Registrant)

Date:	March 21, 2024	/s/ SEAN M. GILLEN
Sean M. Gillen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)