Form 10-K
period 2024-05-31
AAR CORP
filed 2024-07-19
CIK 1750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2024 or
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $2,399 million (based upon the closing price of the Common Stock at November 30, 2023 as reported on the New York Stock Exchange).

On June 30, 2024, there were 35,711,075 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Company’s proxy statement for the Company’s 2024 Annual Meeting of Stockholders, to be held September 17, 2024, are incorporated by reference in Part III of this report.

PART I

ITEM 1.BUSINESS

General

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise.  AAR was incorporated in 1955 and we are a leading independent provider of solutions to the global aviation aftermarket. We offer a broad line of products and services to commercial and government aerospace customers. We operate globally in over 20 countries through four business segments: Parts Supply, Repair & Engineering, Integrated Solutions and Expeditionary Services.

In fiscal 2024, we established new partnerships, expanded our service offerings, and drove greater differentiation in our business including pursuing multiple growth prongs. Throughout the year, the industry saw an increase in the utilization of existing aircraft, which drove greater demand for aircraft maintenance with maintenance, repair and overhaul (“MRO”) spend reaching record levels, and engine reliability issues prompted greater adoption of used serviceable material (“USM”). Our services, capabilities, and partnerships were well matched to the landscape of the industry, which enabled us to reach higher sales than ever before.

Consolidated sales in fiscal 2024 increased $328.4 million, or 16.5%, over the prior year primarily due to an increase in sales to commercial customers.  Consolidated sales to commercial customers increased $309.1 million, or 23.3%, over the prior year primarily due to strong demand and volume growth in our Parts Supply segment across both new parts distribution and USM.  Our consolidated sales to government customers increased $19.3 million, or 2.9%, primarily due to higher activity on the INL/A WASS contract with the U.S. Department of State (“DoS”) included in our Integrated Solutions segment.

Our growth strategy has long included both inorganic and organic growth. Building on our long-term relationships with valued customers as well as strong local partnerships, we recently broke ground on additional hangars in Miami, Florida and Oklahoma City, Oklahoma. We plan to take advantage of the fixed cost base and strong labor availability in these locations with a target to increase our MRO network capacity by approximately 15% upon completion in fiscal 2026.

We were also successful in winning new long-term agreements in our commercial market. In our Parts Supply segment, we were awarded distribution and supply agreements for both new parts and USM across multiple original equipment manufacturers (“OEMs”) including Woodward, MTU Maintenance, Ontic, and Cebu Pacific.  In our commercial programs activities, we were awarded a multi-year, flight-hour component support contract with ASL Airlines.

During the fourth quarter of fiscal 2023, we acquired Trax USA Corp. (“Trax”), a leading independent provider of aircraft MRO and fleet management software.  Trax offers critical software applications to a diverse global customer base of airlines and MROs supporting approximately 5,000 aircraft.  Trax’s comprehensive solutions support the entire spectrum of maintenance activities and create the system of record required by airlines and MROs.  The Trax acquisition added established, higher-margin aviation aftermarket software offerings with recurring revenue to our portfolio and provides opportunities to cross-sell products and services.

During the fourth quarter of fiscal 2024, we acquired Triumph Group, Inc.’s Product Support business (“Product Support”) for a purchase price of $725.0 million subject to customary post-closing adjustments for cash, working capital and indebtedness.  Product Support is a leading global provider of specialized MRO capabilities for critical aircraft components in the commercial and defense markets, providing MRO services for structural components, engine and airframe accessories, interior refurbishment and wheels and brakes.  Product Support also designs proprietary designated engineering representative repairs and parts manufacturer approval parts. The Product Support acquisition enables us to meaningfully scale our component services through additional facilities, proprietary capabilities, and a highly complementary portfolio.  We expect that by better balancing our portfolio within our Repair & Engineering segment and expanding our footprint in the Asia-Pacific region, the acquisition will drive margin and revenue growth in fiscal 2025.

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

Business Segments

During the first quarter of fiscal 2024, we re-aligned our operating segments resulting in the separation of our former Aviation Services segment into three new operating segments: Parts Supply, Repair & Engineering, and Integrated Solutions.

Parts Supply

Our Parts Supply segment primarily consists of sales and leasing of USM and aftermarket distribution of new, OEM-supplied replacement parts. The Parts Supply segment accounted for approximately 41% of our sales in fiscal 2024.  We have established formal distribution relationships with OEM suppliers of aircraft components, which are utilized by aircraft operators and aircraft repair and maintenance operations. We are a leading independent distributor of factory new aircraft parts for the aftermarket. As we continue to enhance our digital solutions, we have developed the online PAARTSsm Store, which facilitates the electronic fulfillment of orders when customers choose this channel.

USM is an important category of the aviation aftermarket in which parts removed from engines or airframes can be refurbished to be utilized as replacement parts in the aftermarket. We utilize a network of third-party repair facilities to perform this work. USM parts often represent a cost-effective and more timely solution for operators when compared to sourcing new parts.

We take an active role in sourcing USM inventory by monitoring the market for opportunities to acquire used aircraft and engines. After acquisition, we manage the process of disassembly, repair and inspection of the various parts or discreet components that can be sold to customers. Our extensive network of industry relationships and presence in the market positions us with operators, lessors and other trading companies to source opportunities. Additionally, our global reach and long-standing customer relationships position us to meet market demand for these products.

We also distribute new OEM-supplied replacement parts to aircraft operators, airlines, government customers and other MRO companies across the world. Our parts are supplied to narrow-body, wide-body and regional aircraft. In most cases, we enter exclusive relationships with OEM manufacturers for a given market where we are the only provider of that supplier’s product category. We provide global scale, independence, and highly technical sales capabilities across both commercial and government end-markets.

We are an authorized distributor for more than 30 product lines, which include parts from over 300 Federal Supply Class codes sourced from over 20 leading OEMs. We also have an interest in a joint venture supporting the distribution of OEM parts to customers in Asia.

Our business activities in this segment are primarily conducted through AAR Supply Chain, Inc.; AAR Aircraft & Engine Sales & Leasing, Inc.; and AAR International, Inc.

Repair & Engineering

Our Repair & Engineering segment provides airframe maintenance, component repair, and landing gear overhaul services. The Repair & Engineering segment accounted for approximately 28% of our sales in fiscal 2024.

Our airframe maintenance services are primarily comprised of major airframe inspection, MRO, painting services, line maintenance, airframe modifications, structural repairs, avionics service and installation, exterior and interior refurbishment and engineering services and support for many types of commercial and military aircraft. Component repair services are primarily comprised of MRO services for structural components, engine and airframe accessories, and interior refurbishment. Our landing gear overhaul services also include repair services on wheels and brakes for commercial and military aircraft.

Our Repair & Engineering segment also develops Parts Manufacturer Approval (“PMA”) parts for aftermarket applications. PMA is a designation under Federal Aviation Administration (“FAA”) regulations that permits the design of approved parts for specific aircraft components that can be provided by non-OEM sources at cost-efficient and sometimes improved availability. In addition, this segment also designs proprietary designated engineering representative (“DER”) repairs.

We operate six airframe maintenance facilities, six component repair facilities and one landing gear overhaul facility. Our U.S. airframe maintenance facilities are in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; and Rockford, Illinois; and our Canadian airframe maintenance facilities are in Trois Rivières, Quebec and Windsor, Ontario. Our component repair facilities are in Hot Springs, Arkansas; Grand Prairie, Texas; Wellington, Kansas: Chonburi, Thailand; Garden City, New York; and Amsterdam, Netherlands. Our landing gear overhaul facility is in Miami, Florida.  In conjunction with the integration of the recently acquired Product Support business, we are consolidating our facility footprint which includes closing our Garden City, New York facility.  We expect to complete the transition of the facility’s operations to other component repair facilities in fiscal 2026.

We are currently expanding both our Miami and Oklahoma City airframe maintenance facilities to meet growing customer demand. In Miami, we are constructing a 114,000 square foot facility with three bays adjacent to our existing hangar. In Oklahoma City, we are constructing an 80,000 square foot facility with three bays and warehouse space adjacent to our existing hangar. Both facilities are expected to be complete and operational in the first half of fiscal 2026.

In addition to our North American airframe maintenance facilities, we also have an interest in a joint venture that operates an airframe maintenance facility in India. The facility received certain regulatory approvals and commenced airframe maintenance operations in the second quarter of fiscal 2022. We are currently evaluating a potential exit from our investment in the Indian joint venture.

Our Repair & Engineering business primarily supports narrow-body Airbus, Boeing and Embraer regional aircraft for customers, as well as U.S. government defense agencies.

Our business activities in this segment are primarily conducted through AAR Aircraft Services, Inc.; AAR Allen Services, Inc.; AAR Landing Gear LLC; AAR International, Inc.; AAR Component Services (Thailand) Ltd.; AAR Component Services - Hot Springs, LLC; and AAR Component Services - Grand Prairie, Inc.

Integrated Solutions

Our Integrated Solutions segment primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”) and foreign governments, flight hour component inventory and repair programs for commercial airlines and integrated software solutions including Trax. The Integrated Solutions segment accounted for approximately 28% of our sales in fiscal 2024.

Fleet management and operations of customer-owned aircraft is performed for the DoS under the INL/A WASS contract. We are the prime contractor on this ten-year performance-based contract which began in fiscal 2018. Our services under the contract include operating and maintaining the global DoS fleet of fixed- and rotary-wing aircraft.

Supply chain logistics programs are primarily comprised of material planning, sourcing, logistics, information and program management and parts and component repair and overhaul. Flight hour component inventory and repair programs for commercial airlines are primarily comprised of outsourcing programs for airframe parts and components including warranty claim management in support of our airline customers’ maintenance activities.

Our integrated software solutions are primarily comprised of our Trax software which we recently acquired in fiscal 2023. Trax has the first fully cloud-based electronic enterprise resource platform for the MRO industry and also offers a full suite of “paperless” mobility apps that are in process of automating MRO workflows with artificial intelligence. Through Trax, we are a leading provider of maintenance software for airlines, other aircraft operators and MROs with over 130 customers that have an average tenure of over 10 years. These software products increase maintenance efficiency, improve asset utilization and streamline the information flow among interested parties during the maintenance process and creates the required regulatory system of record required by airline and lessor customers.

Our business activities in this segment are primarily conducted through AAR Supply Chain, Inc.; AAR Government Services, Inc.; AAR Aircraft Services, Inc.; AAR Landing Gear LLC; AAR International, Inc.; Trax USA CORP.; and AAR Airlift Group, Inc.

Expeditionary Services

The Expeditionary Services segment primarily consists of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations. The Expeditionary Services segment accounted for approximately 3% of our sales in fiscal 2024.

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

Our business activities in this segment are primarily conducted through AAR Manufacturing, Inc. and Brown International Corporation.

Raw Materials and Procurement of Repair and Other Services

Although we generated approximately 60% of our fiscal 2024 sales from the sale of products, we are generally engaged in only limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing of raw materials. We purchase raw materials for our Expeditionary Services manufacturing operations, including steel, aluminum, extrusions, balsa, and other necessary supplies from several vendors. Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources at competitive prices, terms, and conditions, and we expect to be able to continue to do so.

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

To support our aviation activities, we acquire parts and components from domestic and foreign airlines, independent aviation service companies, aircraft leasing companies, and OEMs. We have ongoing arrangements with OEMs that provide us access to parts, repair manuals, and service bulletins in support of parts manufactured by them. Although the terms of each arrangement vary, they typically are made on standard OEM terms as to duration, price, and delivery. From time to time, we purchase airframes and engines for resale or disassembly into individual parts and components. Airframes and engines may also be leased to airlines by us or through joint ventures on a short-term basis prior to disassembly or sale.

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

Customers

The principal customers for our products and services are domestic and foreign passenger airlines, domestic and foreign cargo airlines, regional and commuter airlines, business and general aviation operators, OEMs, aircraft leasing companies, aftermarket aviation support companies, the DoD and its contractors, the DoS, and foreign military organizations or governments.

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

Sales to Government and Defense Customers

Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $681.0 million (29.4% of consolidated sales), $661.7 million (33.2% of consolidated sales), and $736.2 million (40.5% of consolidated sales) in fiscal 2024, 2023 and 2022, respectively. Sales to branches, agencies, and departments of the U.S. government and their contractors were $576.1 million (24.8% of consolidated sales), $577.0 million (29.0% of consolidated sales), and $620.0 million (34.1% of consolidated sales) in fiscal 2024, 2023, and 2022, respectively.

Sales to government and defense customers are reported in each of our operating segments (See Note 17 of Notes to Consolidated Financial Statements). Since such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government sales are for products and services supporting DoS flight operations and DoD logistics and mobility strategy. Thus, our government contracts have changed, and may continue to change, with fluctuations in defense and other governmental agency spending and requirements.

Our government contracts are also often subject to termination for convenience by the customer; in the event of such a termination, we are contractually entitled to recover all allowable costs incurred by us through the date of termination.

Government Regulation and Certificates

The FAA regulates the manufacture, repair, and operation of all aircraft and aircraft parts operated in the United States. Similar rules and regulatory authorities exist in other countries. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA requires that various maintenance routines be performed on aircraft engines, certain engine parts, and airframes at regular intervals based on takeoff and landing cycles or flight time. Our businesses, which sell defense products and services directly to the U.S. government or through its contractors, can be subject to various laws and regulations governing pricing and other factors.

We have thirteen FAA certificated repair stations across the United States, Canada, Asia, and Europe. Of the thirteen FAA certificated repair stations, twelve are also European Aviation Safety Agency (“EASA”) and four are also Transport Canada Civil Aviation (“TCCA”) certificated repair stations. Such certificates, which are ongoing in duration, are required for us to perform authorized maintenance, repair, and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. All of the certificated repair stations are within the Repair & Engineering segment. We believe that we currently possess all licenses and certifications that are material to the conduct of our business.

Competition

Competition in each of our markets is based on quality, ability to provide a broad range of products and services, speed of delivery, and price. Aviation competitors include OEMs, the service divisions of large commercial airlines, and other independent suppliers of parts, repair, and overhaul services to the commercial and defense markets. Our Expeditionary Services segment competes with a number of divisions of large corporations and other large and small companies. Although certain of our competitors have substantially greater financial and other resources than we do, we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to safety and quality, our unique portfolio of high-quality solutions with lower cost to the customer, combination of market expertise and deep technical knowledge, our long-standing customer relationships, and our integrated, connected business model.

Backlog

Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts. The backlog primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services. Backlog includes our remaining performance obligations based on the transaction price of firm orders for which work has not yet been performed as of May 31, 2024 and excludes unexercised contract options and potential orders under contracts such as ID/IQ contracts.

At May 31, 2024, our firm backlog was approximately $668 million, and we expect that approximately 50% of this backlog will be recognized as revenue in fiscal 2025, an additional 28% of the firm backlog in fiscal 2026, and the balance thereafter.

Human Capital Resources

As of May 31, 2024, we employed approximately 5,700 employees worldwide, with 4,125 employees in the United States and 1,575 employees outside of the United States. The numbers are inclusive of our employees from Trax acquired on March 20, 2023, and the Product Support business acquired on March 1, 2024. We also retained approximately 500 contract workers as of May 31, 2024, the majority of whom are located at our airframe maintenance facilities. We retain these contract workers as they provide unique skill sets which are necessary at certain facilities as well as mitigate the impact of demand variability with our customers.

Our employees provide the foundation for our ability to achieve our strategic objectives. They are instrumental in driving operational excellence and strong financial performance and maintaining a robust safety, quality and compliance program.

The success and growth of our business depends on our ability to attract, retain, and develop talented and high-performing employees at all levels of our organization. To achieve this objective, our goal is to be the place of choice for people to build an inspiring career. We care about the experience our employees have with us and the impact we collectively have in our community. Our human capital management strategy is centered on a purposeful culture, proactive career development, and an inspiring employee experience. We believe this strategy is important because it helps us ensure workforce engagement, retention, and productivity, which enables strong business growth globally. We are proud to be recognized as one of America’s Greatest Workplaces and America’s Greatest Workplaces for Diversity for 2024 by Newsweek.

This year we embarked on an ambitious journey to crystallize our Company’s purpose and mission.  We leveraged the voices of our global workforce to reimagine our purpose and mission statements to connect the work our employees do with the broader impact AAR is making in the industry. By integrating these statements alongside our core values, our goal is to inspire and energize our workforce to create even more value for our stakeholders – our customers, stockholders, employees and communities.

AAR’s purpose is to empower people to build innovative aerospace solutions today so you can safely reach your destination tomorrow. Our mission is to go above and beyond to provide value-driven aerospace aftermarket solutions to meet the evolving needs of our customers worldwide.  To ensure our employees fully embrace these statements, we have employed global purpose ambassadors and Companywide recognition programs.  The statements also help knit together the culture of our historic AAR organization with our newly acquired Trax and Product Support organizations.

Commitment to Safety

Safety and wellbeing are central to AAR. Our commitment to safety starts at the top levels of our organization. Our Board of Directors includes an Aviation Safety and Training Committee that oversees safety and training matters as well as our culture of safety compliance.

We believe a safe and healthy workplace is fundamental to our success, and we are committed to complying with applicable safety and health laws, regulations, and internal requirements. We are also committed to engaging our employees to continually improve health and safety by acting upon opportunities to reduce risk and improve our safety and health performance. We maintain comprehensive safety programs focused on identifying hazards, reducing quality escapes and eliminating risks that can lead to severe injuries.

We are the first independent third-party MRO organization to implement a corporatewide Safety and Management System (“SMS”) program that is recognized by the FAA. Our corporate SMS provides a single platform for all employees to proactively identify and report hazards, perform risk analysis, mitigate risks, and share best practices. We complemented the program this year by launching companywide safety videos to encourage proactive reporting and recognize individual team members for focusing on safety and quality.

Competitive Pay and Benefits

We pay our employees competitively and reward our employees for achieving and exceeding objectives focused on creating long-term value for stockholders.

Providing comprehensive, competitive, and affordable benefits is important to our talent attraction and retention strategy. We offer health benefits that include various medical/pharmacy/dental plan options as well as a cost comparison tool to assist employees with their decisions. Health savings accounts for those in a high deductible health plan and flexible spending accounts for both health care and dependent care are also available to employees. The retirement, investment, and tax savings/deferral opportunities offered to employees include competitive 401k benefits and an Employee Stock Purchase Plan.

Employees are eligible for paid and unpaid leaves, and we offer a variety of other benefits to meet the needs of employees, including an employee assistance program that provides a series of free counseling sessions, educational assistance and adoption assistance. Some AAR facilities also have fitness centers on site for employee use.

Diversity, Inclusion and Engagement

We are an equal opportunity employer and recognize the value of an inclusive workforce. We believe that diversity and inclusivity empower us to live our core values, to be more innovative, and to focus on embracing new ideas for an ever-changing world. We have established companywide Employee Resource Groups (“ERGs”) for employees to foster connections and develop in a supportive environment. Our ERGs also create pipelines for the recruitment and development of diverse talent throughout the organization.

We are continually seeking out new ways to broaden our exposure to underrepresented groups in the aviation industry and to do our part to develop talent globally. AAR’s Fellowship Program provides recipients tuition assistance and the opportunity to work at one of our airframe maintenance facilities while completing their Airframe and Powerplant program at a partner college. After graduation, Fellows in good standing are guaranteed employment with AAR.

Talent Development

Our continued success depends on a workforce of skilled talent. Attracting people to join us and retaining that workforce requires collaboration across industry, education, and government to develop pathways for future talent. We are proud to lead the way. Our custom-built EAGLE Career Pathway program is helping AAR build the next generation labor force, hire from untapped talent pools, and enable smooth transition from military service. We are also proud to partner with Choose Aerospace, a 501(c)(3) nonprofit, to create a general aviation curriculum based on FAA standards. Following a successful pilot program, the curriculum officially launched across six states.  Our Skillbridge partnership with Embry-Riddle Aeronautical University at seven military bases trains and places transitioning military service members and veterans into aviation maintenance technician careers industrywide. We have elevated our commitment to supporting the future generation of technicians by donating over $2.0 million in aged inventory to airframe and powerplant schools in February 2024.

Our summer internship program continues to be an instrumental part of how we attract talent. We have expanded our internships across business sectors and locations. Students have an opportunity to take part in a professional learning experience that offers meaningful, practical work related to their field of study. Throughout the 10-week program, each intern works closely with their assigned department to perform duties similar to those of a full-time employee and learn more about AAR and the aviation industry. Interns visit our MRO facilities, tour airports, participate in development opportunities, and work to improve the business through an assigned project. AAR interns have an opportunity to receive an offer of full-time employment.

At AAR, our global talent development model aligns with our desire to support a talented and high performing workforce throughout our organization. Annual talent reviews are conducted to provide meaningful and timely feedback and to identify career aspirations and opportunities to grow technical and leadership skills. The development of our talent is ongoing through Individual Development Plans, assessments, learning and development classes, compliance training, mentorship programs, and cohort style leadership development programs.  We strive to foster a spirit of continuous learning, and our workforce has responded with a total of 22,300 hours of professional development since 2019, including 3,300 hours in fiscal 2024.

In fiscal 2024, we launched AAR Career Pathways which provides employees with visibility on how to continue growing their career at AAR. Our goal is to unlock career pathways across the entire organization, including our recent acquisitions, and enable opportunities for upskilling our internal talent for future work with the evolution of digital and technology in the aviation industry.

Business Ethics

Our Code of Conduct (“Code”) is a statement of the principles and standards that we expect our employees to follow. Each officer, director and employee is required to use good ethical judgement when conducting business and comply with applicable laws, rules, and regulations. The Code describes appropriate behavior and guides ethical business decisions that maintain a commitment to integrity. Failure to comply with the Code and applicable laws can have severe consequences for both the Company and individuals involved, including disciplinary action, civil penalties, or criminal prosecution under certain circumstances.

Available Information

For additional information concerning our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Segment Information” in Note 17 of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Our internet address is www.aarcorp.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.  Information contained on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into our other filings with the Securities and Exchange Commission.

Information about our Executive Officers

Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
John M. Holmes	47	Chairman, President, and Chief Executive Officer, Director
Sean M. Gillen	38	Senior Vice President and Chief Financial Officer
Jessica A. Garascia	45	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
Chris Jessup	46	Senior Vice President, Chief Commercial Officer
Eric S. Pachapa	51	Vice President, Controller and Chief Accounting Officer
Tracey Patterson	49	Senior Vice President, Chief Human Resources Officer

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

Ms. Garascia is Senior Vice President, General Counsel, Chief Administrative Officer and Secretary, having served in the capacity of General Counsel and Secretary since February 2020 and Chief Administrative Officer since July 2022. Prior to joining the Company, from September 2013 through February 2020, Ms. Garascia served in positions of increasing responsibility for USG Corporation, most recently as Deputy General Counsel. Prior to USG Corporation, Ms. Garascia was an attorney for the Museum of Science and Industry and the law firm of Jenner & Block LLP.

Mr. Jessup is Senior Vice President, Chief Commercial Officer, having served in that capacity since June 2017. Mr. Jessup previously served as Chief Commercial Officer for the Company’s Aviation Services segment since February 2015, and prior to that, he served in various capacities within the Company’s Maintenance, Repair and Overhaul operations.

Mr. Pachapa is Vice President, Controller and Chief Accounting Officer, having served in that capacity since July 2016. Mr. Pachapa previously served as Controller since October 2015 and Senior Director of Accounting and Reporting since April 2014. Prior to joining the Company, Mr. Pachapa was with Glanbia plc from 2011 to 2014, and with Ernst & Young LLP from 1996 to 2011.

Ms. Patterson is Senior Vice President, Chief Human Resources Officer, having served in that capacity since February 2023. Prior to joining the Company, from June 2006 through February 2023, Ms. Patterson served in positions of increasing responsibility for Accenture, a professional services company, most recently as Managing Director in their Operations business leading Global HR Operations for Accenture. Prior to Accenture, Ms. Patterson spent ten years in client service delivery with Aon and Arthur Andersen.

Each executive officer is elected annually by the Board of Directors. Executive officers continue to hold office until their successors are duly elected or until their death, resignation, termination or reassignment.

ITEM 1A.RISK FACTORS

The following is a description of the principal risks inherent in our business. Any of the risks and uncertainties described below could materially and adversely affect our business, financial condition, and results of operations and should be considered in evaluating us. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition, or results of operations in the future.

Risks Related to Our Business and Industry

We are affected by factors that adversely impact the commercial aviation industry.

Our sales to commercial customers were $1,637.9 million (71% of consolidated sales) in fiscal 2024. As a provider of products and services to the commercial aviation industry, we are greatly affected by the overall economic conditions and other trends that affect our customers in that industry, including any decrease in outsourcing by aircraft operators or projected market growth that may not materialize or be sustainable. The commercial aviation industry is historically cyclical and has been negatively affected in the past, and could be negatively affected in future periods, by geopolitical events, ongoing conflicts and wars (including between Russia and Ukraine and between Israel and Hamas), terrorism, weather-related events, natural disasters, pandemics, disruption to fuel and oil production and supply shortages, high fuel and oil prices, other supply chain disruptions, labor issues, environmental concerns (including climate change), lack of capital, cost inflation, and weak economic conditions. As a result of these and other events, from time to time, certain of our customers have filed for bankruptcy protection or ceased operation. The impact of instability in the global financial markets has led, and may in the future lead, airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, engines, and aircraft. Economic and other factors that adversely affect the aviation industry lead to reduced overall customer demand for our products and services, which decreases our operating income.

A reduction in the operating fleet or flight activity of aircraft both in the U.S. and abroad in the past has resulted in, and may again result in, reduced demand for parts support and maintenance activities for the type of aircraft affected, which decreases our operating income. A deteriorating airline environment may also result in our inability to fully collect outstanding accounts receivable, which we experienced during the height of the COVID-19 pandemic in 2020 and 2021. Reduced demand from customers caused by weak economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations. If any of the customers with whom we do business become insolvent or experience substantial financial difficulties, we may be unable to timely collect amounts owed to us by such customers, and we may not be able to sell the inventory we have purchased for such customers, which may adversely affect our results of operations and financial condition. A slowdown in the global economy, or a recession, would negatively impact the commercial aviation industry, and may have a material adverse effect on our business, results of operations, financial condition and liquidity.

In addition, an increase in energy costs and the price of fuel to the airlines could result in additional pressure on the operating costs of airlines, who comprise our largest customers. The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production, fluctuations in the global supply of crude oil, disruptions in oil production or delivery caused by hostility in oil-producing areas, or potential legislation or strategic initiatives to address climate change by reducing greenhouse gas emissions, creating carbon taxes, or implementing or otherwise participating in cap and trade programs. Airlines are sometimes unable to pass on increases in fuel prices to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs, and in turn, airlines’ ability to do business with us.

In addition, our business depends on maintaining a sufficient supply of various products to meet our customers’ demands. If we were to lose a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, our key suppliers could also increase the pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. The supply chains for our business could also be disrupted by natural disasters, extreme weather events, pandemics, or other public health threats, governmental actions, and legislative or regulatory changes. For example, during the COVID-19 pandemic, our results of operation were materially and adversely impacted due to a steep decline in the numbers of aircraft flying.

Our business, financial condition, results of operations, and growth rates have been and may continue to be adversely affected by these and other events that impact the aviation industry, including those mentioned elsewhere in this report and the following:

●	deterioration in the financial condition of our existing and potential customers;
●	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support;
●	retirement of older generation aircraft, resulting in lower prices for spare parts and services for those aircraft;

●	reductions in demand for used aircraft and engines;
●	increased in-house maintenance by airlines;
●	lack of parts in the marketplace;
●	world trade policies;
●	government-to-government relations;
●	acts of terrorism;
●	economic sanctions;
●	inflationary pressures and conditions;
●	political, social and economic instability and disruptions;
●	climate change, environmental catastrophes and government regulations implemented to address them;
●	environmental and safety-related constraints imposed upon aircraft operations, including airline operators choosing not to outsource MRO services to third-party providers due to safety oversight concerns;
●	technological changes;
●	cost of labor shortages and other changes in labor conditions;
●	future outbreaks of infectious diseases; and
●	acts of God.

Adverse events that occur in the aviation industry generally may adversely affect our reputation, which may adversely affect our business, financial results, financial condition and stock price.

As a leading aerospace maintenance company serving most U.S. registered air carriers and operating on a global scale, we face substantial business risks tied directly to the aviation industry’s overall health and stability as outlined above. Any significant adverse events affecting an individual aviation company can create a negative ripple effect across the entire industry, negatively impacting our business, financial results, financial condition and stock price.

We operate under the stringent oversight of both domestic and foreign regulatory authorities. Non-compliance or unsafe practices can result in severe repercussions ranging from minor civil penalties to the revocation of operational certificates. Such outcomes can severely damage our reputation and diminish our ability to secure new contracts, directly affecting our revenue and growth prospects.

In today’s climate of heightened media scrutiny, any regulatory penalties or safety incidents can escalate quickly, causing irreparable harm not just to the Company, but potentially affecting individuals within the organization as well. Maintaining rigorous compliance and safety standards is paramount to mitigate these risks and maintaining the continued trust and confidence of our stakeholders, clients, and regulatory bodies. If we fail to maintain such standards, our reputation, business, financial results, financial condition and stock price may be adversely affected.

Our U.S. government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

Our sales to branches, agencies and departments of the U.S. government and their contractors were $576.1 million (24.8% of consolidated sales) in fiscal 2024, compared to $577.0 in fiscal 2023, and $620.0 in fiscal 2022 (See Note 17 of Notes to Consolidated Financial Statements). The majority of our U.S. government sales is for products and services supporting DoD aircraft sustainment, mobility systems, and DoS flight operations and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government and their contractors are typically agreements to provide products and services at a fixed price or in some cases, under cost reimbursable terms. These contracts typically have a base term of one year, and frequently subject to extension for one or more additional periods of one year at the option of the government customer. Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop and personnel deployment worldwide, competitive bidding, U.S. government funding, diplomatic priorities, requirements generated by world events, and budgetary constraints. For example, in conjunction with the U.S. exit from Afghanistan in fiscal 2022, we concluded our activities in country under our DoS and DoD contracts. U.S. government programs are subject to annual congressional budget authorization and appropriation processes. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues, sequestration, and related legislation, including the statutory limit on the amount of permissible federal debt. These issues could negatively affect the timely collection of our U.S. government invoices.

In addition, there continues to be uncertainty with respect to program-level appropriations for the DoD and other government agencies in the overall budgetary framework described above. For example, the prioritization of development programs could come at the expense of the sustainment of existing platforms. While we would expect to compete and be well-positioned as the incumbent on existing programs, we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels or result in lower margins. Uncertainty remains regarding how defense budgets in the current fiscal year and beyond will affect these programs.

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

In addition, U.S. government programs budgets could be negatively impacted by possible policy changes on defense spending, spending priorities outside defense, reduction in military presence overseas and general pressure to reduce DoD and DoS spending. A significant reduction in DoD or DoS spending could result in a reduction in the amount of our products and services furnished to the U.S. government.

We expect the U.S. government to continue to emphasize cost-cutting and other efficiency initiatives in its procurement processes. If we have difficulty adjusting to these changing acquisition priorities and/or fail to meet affordability targets set by the DoD, DoS, or their direct customers, our revenues and market share could be further impacted.

We use estimates when accounting for long-term contracts and face risks of cost overruns and losses on these contracts.

We sell certain of our products and services to our commercial, government, and defense customers under firm contracts providing for fixed unit prices, regardless of costs incurred by us. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our estimates, and we generally bear the majority of risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. The cost of providing products or services may be adversely affected by increases in the cost of labor, materials, fuel, overhead, and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which could adversely affect our results of operations and financial condition. This risk is greater in periods of high inflation.

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

Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance on long-term contracts may reduce our profitability or cause significant losses on programs.

If our subcontractors or suppliers fail to perform their contractual obligations, our contract profitability and our ability to win new contracts may be adversely affected.

We rely on subcontractors to perform a portion of the services we agree to provide our customers, and our suppliers provide necessary labor, inventory and component parts. A failure by one or more of our subcontractors or suppliers to satisfactorily provide on a timely basis the agreed-upon services or supplies may affect our ability to perform our contractual obligations. Deficiencies in the performance of our subcontractors and/or suppliers could result in liquidated damages or our customer terminating our contract for default. A termination for default could expose us to liability and adversely affect our financial performance and our ability to win new contract awards.

The success of our Repair & Engineering business segment is dependent upon our ability to manage our operational footprint.

We currently perform airframe repair and engineering activities at several of our leased and owned airframe maintenance facilities. Our maintenance facilities could become unavailable either temporarily or permanently due to our inability to extend our leases on commercially reasonable terms, labor disruptions at any of our facilities, or other circumstances that may be beyond our control, such as geopolitical developments or logistical complications arising from catastrophic and weather-related events.  For leased facilities, timely renewal of leases, and risk mitigation from the sale of leased facilities, is required to avoid any business interruption. We are currently negotiating with the Indianapolis Airport Authority to extend the current lease we have in Indianapolis, Indiana, which expires in February 2025. There is risk associated with extending the lease with terms that are, in the long-term, amenable to us. We must also manage any issues that may arise in connection with the expansion of our facilities in Miami, Florida and Oklahoma City, Oklahoma.

Potential logistical complications resulting from circumstances beyond our control may include, but are not limited to, power loss, telecommunication and information systems failures, or other internal or external system or service failures, accidents or incidents arising from acts of war, terrorism, cyber-attacks, weather, global climate change, earthquakes, hurricanes, fires, floods, tornadoes or other natural disasters or pandemics, including public health crises.

If any of these events were to occur at or around any of our facilities, we may be unable to shift work to other facilities or to make up for lost work, which could result in a prolonged interruption of our business, significant delays in shipments of products, the loss of sales and customers, and large expenses to repair or replace the facility or facilities. We may not have insurance to adequately compensate us for any of these events. If insurance or other risk transfer mechanisms, such as existing disaster recovery and business continuity plans, are insufficient to recover all costs, we could experience a material adverse effect on our business, financial condition and results of operations.

The success of our Repair & Engineering business segment is dependent upon continued outsourcing by the airlines.

Revenues at our airframe maintenance facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. In addition, certain airlines operate certain new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft nor technicians trained and certified to perform the required airframe maintenance, repair, and overhaul activities on such aircraft. If either the number of aircraft operating or the level of outsourcing of maintenance activities for the aircraft models for which we are authorized to service declines, we may not be able to execute our operational and financial plans at our airframe maintenance facilities, which could adversely affect our results of operations and financial condition.

In addition, we have made investments in facilities and lease commitments to support specific service offerings. A slowing or disruption of these service offerings that results in operating below intended levels could cause us to suffer financial losses.

Our operations may be adversely affected by a shortage of skilled personnel or work stoppages.

Our business has historically been dependent on educated and skilled aviation mechanics because of the complex nature of many of our products and services. We face competition for management and qualified technical personnel from other companies and organizations. Furthermore, we have a collective bargaining agreement covering approximately 140 employees in our Expeditionary Services segment (approximately 2.5% of our total workforce).

Our ability to operate successfully and meet our customers’ demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including aviation mechanics, to conduct our business, or we experience a significant or prolonged work stoppage in such an environment. In such case, our ability to secure new work and our results of operations and financial condition could be adversely affected. There is significant competition for such personnel in the industries in which we operate. We are impacted, and may continue to be impacted, by higher labor costs and/or labor shortages due to wage and salary inflationary pressures in the economy, a tightening labor market and increased rates of employee resignations generally throughout the U.S. economy.

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

The markets for our products and services to our commercial, government, and defense customers are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft manufacturers, aircraft component and parts manufacturers, airline and aircraft service companies, other companies providing maintenance, repair and overhaul services, and other aircraft spare parts distributors and redistributors. Some of our competitors have substantially greater financial and other resources than we have, and others may price their products and services below our selling prices. Some of our OEM competitors have greater name recognition than us or our subsidiaries, as well as complementary lines of business and financial, marketing and other resources that we do not have. In addition, some of our competitors may attempt to bundle their services and product offerings for customers, thereby significantly increasing industry competition. We compete with major commercial airlines, many of which operate their own maintenance, repair and overhaul operations. Our smaller competitors may be able to offer more attractive pricing as a result of lower labor costs or other factors. These competitive markets also create pressure on our ability to retain and fill skilled labor needs. We believe that our ability to compete depends on superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing, and effective quality assurance programs.

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

We market our products and services globally, with approximately 33.2% of our consolidated sales in fiscal 2024 derived from sales to foreign customers (See Note 17 of Notes to Consolidated Financial Statements). In addition, we maintain offices and facilities in several foreign countries. In connection with our acquisition of the Product Support business from Triumph Group, we acquired an entity and operating facility in Thailand. We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future. We also make capital investments in and enter into joint ventures with foreign entities from time to time. Consequently, we are subject to a variety of risks that are specific to international operations and investments, including the following:

●	military conflicts, civil strife, and political risks;
●	geopolitical unrest, war, terrorism and other acts of violence;
●	volatility in foreign political, regulatory and economic environments;
●	ability to obtain required export licenses or approvals;
●	export regulations that could erode profit margins or restrict exports;
●	export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the United Kingdom, the European Union and others;
●	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the United Kingdom Bribery Act 2010, and other anti-bribery and anti-corruption laws (see Note 18 of Notes to Consolidated Financial Statements for information about certain pending proceedings);
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	failure by our employees or agents to comply with U.S. laws affecting the activities of U.S. companies abroad;
●	difficulty staffing and managing widespread operations;
●	uncertainty of the ability of foreign customers to finance purchases;
●	uncertainties and restrictions concerning the availability of funding credit or guarantees;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;
●	imposition of import and export duties, value added taxes, withholding taxes or other taxes on our foreign income;
●	fluctuations in currency exchange rates, which may affect demand for our products and services and may adversely affect our profitability in U.S. dollars;
●	transportation delays and interruptions;
●	uncertainties arising from foreign local business practices and cultural considerations;

●	changes in U.S. policies on trade relations and trade policy, including implementation of or changes in trade sanctions (such as those imposed on Russia), tariffs, and embargoes;
●	difficulty enforcing agreements and managing litigation risk in certain legal systems outside the U.S.; and
●	inability to obtain, maintain or enforce intellectual property rights.

Additionally, international procurement and local country rules and regulations, contract laws and judicial systems differ from those in the U.S. and, in some cases, may be less predictable than those in the U.S., which could impair our ability to enforce contracts and increase the risk of adverse or unpredictable outcomes, including the possibility that certain matters that would be considered civil matters in the U.S. are treated as criminal matters in other countries.

While the impact of these factors is difficult to predict, any one or more of these factors may have a material adverse effect on our business, financial condition and results of operations.  Any measures that we have adopted or may adopt in the future to reduce the potential impact of losses resulting from the risks of doing business internationally may not be adequate, and the regions in which we operate might not continue to be stable enough to allow us to operate profitably or at all.

Acquisitions, which are a part of our business strategy, expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

A key element of our business strategy has been growth through the acquisition of additional companies. We have experienced growth through strategic acquisitions in recent periods and intend to continue to pursue a growth strategy, both through acquisitions and internal expansion of products and services. We continue to have discussions with third parties regarding acquisitions on a regular basis. We are focused on acquiring complementary assets that add new products, new customers, and new capabilities or new geographic and/or operational competitive advantages in both new and existing markets within our core competencies.

Our acquisition strategy is affected by, and poses a number of challenges and risks as a result of certain factors, including the availability of suitable acquisition candidates, incurrence of expenses, availability of capital, the cost of capital, compliance with debt covenants, consummation of acquisitions on satisfactory terms, obtaining applicable domestic and/or foreign governmental approvals such as antitrust and foreign investment related authorizations, difficulties in integrating the operations and personnel, the effects of amortization of and potential impairments of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business.

In addition, acquisitions often require substantial management resources and have the potential to divert our attention from our existing business. Our growth to date has placed, and could continue to place, significant demands on our administrative, operational and financial resources. For any businesses we may acquire in the future, we may not be able to execute our operational, financial, or integration plans for the acquired businesses, which could adversely affect our results of operations and financial condition. In addition, we may not be able to manage our growth successfully, which could have a material adverse effect on our overall business, financial condition and results of operations.

We may not realize the anticipated benefits from our acquisition of the Product Support business from Triumph Group.

Our acquisition of the Product Support business from Triumph Group involves separating the Product Support business from Triumph Group and integrating it into our Company. The success of the acquisition of the Product Support business will depend, in part, on our ability to realize the anticipated benefits from successfully combining our business and the Product Support business. We are devoting substantial management attention and resources to integrating our and the Product Support business’s business practices so that we can fully realize the anticipated benefits of the acquisition, all of which may divert attention of management from our existing business. Nonetheless, the business and assets acquired may not be successful or continue to grow at the same rate as anticipated or as they did previously or may require greater resources and investments than originally anticipated. The acquisition could also result in the assumption of unknown or contingent liabilities, and, because the Product Support business operates in the same sector that we do, the acquisition could also exacerbate a number of risks that currently apply to us by increasing our exposure to sector-specific trends.

Potential difficulties we may encounter include, but are not limited to, the following:

●	the inability to successfully combine our business and the Product Support business in a manner that permits us to realize the anticipated benefits, including any synergies, cross-selling opportunities, cost savings, financial or business growth opportunities, of the acquisition in the time frame currently anticipated, or at all;
●	the failure to integrate internal systems, programs and controls, or decisions by our management to apply different accounting policies, assumptions or judgments to the Product Support business’s operational results than the Product Support business applied in the past;
●	loss of sales and other commercial relationships;
●	the additional complexities of combining the Product Support business with our company and its culture, strategies and customer base;
●	the failure to retain key employees that may be difficult to replace;
●	the disruption of each company’s ongoing businesses or inconsistencies in services, standards, controls, procedures and policies;
●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the acquisition;
●	the increase in our indebtedness as a result of the incurrence of the notes and borrowings under our Amended Revolving Credit Facility to finance the acquisition; and
●	performance shortfalls as a result of the diversion of management’s attention caused by integrating our and the Product Support business’s operations.

Based on our preliminary purchase accounting estimates, we have allocated $554.2 million of the acquisition purchase price to goodwill and amortizable intangible assets. We must test goodwill for possible impairment on at least an annual basis and must evaluate amortizable intangible assets for impairment if there are indicators of a possible impairment. If the acquisition does not yield expected returns, we may be required to record impairment losses, which could materially adversely affect our reported results.

Any of these risks could adversely affect our ability to maintain relationships with customers, vendors, employees and other commercial relationships or adversely affect our or the Product Support business’s future operational results. As a result, the anticipated benefits of the acquisition may not be realized at all or may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, results of operations and growth prospects. The indebtedness incurred to finance the acquisition may adversely affect our ability to operate our business, remain in compliance with debt covenants, or react to changes in our business or the industry in which we operate. In addition, changes in laws and regulations affecting the Product Support business could adversely impact our business, financial condition, results of operations and growth prospects.

Circumstances associated with divestitures could adversely affect our results of operations and financial condition.

We periodically divest or seek to divest certain businesses and investments, including those that are no longer a part of our ongoing strategic plan. A decision to divest or discontinue assets, businesses, products or services may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have adverse effects on our results of operations and financial condition. In addition, sometimes we encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms in a timely manner. Some prospective buyers may have difficulty obtaining financing. These divestitures may require a significant investment of time and resources, may disrupt our business, and may distract management from other responsibilities. In addition, divestitures tend to involve the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture or otherwise result in losses on disposal or continued financial involvement in the divested business, including through indemnification or other arrangements, for a period of time following the transaction, which could adversely affect our financial results. We may not be successful in managing these or any other significant risks that we may encounter in divesting or discontinuing assets, businesses, products or services, which could have a material adverse effect on our business, results of operations and financial condition.

Market values for our aviation products fluctuate and we may be unable to recover our costs incurred on engines, rotable components and other aircraft parts.

We make a number of assumptions when determining the recoverability of rotable components, engines, and other assets that we sell, lease, make available for lease, or keep to support our long-term programs. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected sales and lease rates, residual values, future demand, and future cash flows. Reductions in demand for these assets or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our aircraft, engines, and other assets, could result in impairment charges in future periods, which would adversely affect our results of operations and financial condition. We also face risk in collecting from customers on the sales of parts.

The value of any given aircraft model, or any engine model applicable thereto, can vary significantly based on supply in the marketplace. Certain types of aircraft, engines and other assets may be used in significant numbers by commercial aircraft operators that experience financial difficulties from time to time. If such operators were to go into liquidation or similar proceedings, the resulting over-supply of certain types of aircraft, engines and other assets from these operators could create opportunities for us, but it could also have an adverse effect on the demand for the affected engine and aircraft types and the values of such assets, which may adversely impact our financial condition or results of operations.

Our business could be negatively affected by cyber or other security threats or other disruptions.

Our business depends heavily on information technology and computerized systems to communicate and operate effectively. We store sensitive data including proprietary business information, intellectual property and confidential employee or other personal data on our servers and databases. Our systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats or cyber incidents, ransomware attacks, employee error or malfeasance, terrorist acts, natural disasters, power or telecommunications failures, political or social unrest, pandemics or other public health issues, or other causes. These threats arise in some cases as a result of our role as a defense contractor. Our customers, including the U.S. Government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional cost to comply with such demands.

We have faced and expect to continue to face cyber security threats. Such threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information (including that of our customers, suppliers, subcontractors and joint venture partners), business e-mail compromises, ransomware attacks, and other electronic security incidents, including at our customers, suppliers, subcontractors, and joint venture partners, that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. We have employees working remotely at times, which heightens the risk of these potential vulnerabilities.

We also rely on third parties to host certain enterprise systems and that manage and host our data and that of our customers. Our ability to monitor such third parties’ security measures and the full impact of the systemic risk is limited. If our systems, data, or any third-party service that we use is unavailable to us for any reason, our customers may experience service interruptions, which could significantly impact our operations, reputation, business, and financial results. Lack of access to our data and that of our clients, or failure of our systems or those of our third-party service providers, may result in interruptions in our service, all of which may cause a loss in customers, refunds of product fees, and/or material harm to our reputation and operating results.

A theft, loss, fraudulent use or misuse of customer, stockholder, employee or our proprietary data by cybercrime or otherwise, noncompliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security incidents that may lead to breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, new vulnerabilities or other developments will not compromise or breach the security solutions protecting our information technology, networks and systems. A systems or network failure or cyber‐attack on our information systems technology or those of our partners, customers, vendors, or suppliers could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, damage to customer relationships, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of sales, remediation and increased insurance costs, and interference with regulatory compliance. We expect to continue to experience some of these types of cybersecurity threats and incidents, which could be material in the future.

We maintain a cybersecurity risk management program to monitor and mitigate cybersecurity threats and an incident response plan for realized threats. Costs associated with preventing or remediating information management security incidents or complying with related laws and regulations could have a material adverse effect on our capital expenditures, earnings or competitive position. Additionally, we have obtained insurance that provides coverage for certain cybersecurity incidents. Despite these efforts, we can make no assurances that we will be able to mitigate, detect, prevent, timely and adequately respond, or fully recover from the negative effects of cybersecurity incidents or other cybersecurity compromises, and such cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of personal information, critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, damage to our IT systems, data loss, litigation with third parties, theft of intellectual property, fines, customer attrition, diminution in the value of our investment in research and development, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition.

We may need to make significant capital expenditures to keep pace with technological developments in our industry and we may not be successful in doing so.

The aviation industry is constantly undergoing development and change, and it is likely that new products, equipment, and methods of repair and overhaul services will be introduced in the future. In order to keep pace with technological developments in our industry, we may need to expend significant capital to develop information technology solutions, purchase new equipment, train our employees in the new methods of service, or implement new processes to increase both efficiency and capacity. Not all projects may be implemented as anticipated. If projects do not achieve anticipated increases in efficiency or capacity, our returns on these capital expenditures may be lower than expected. Failure to react timely to industry trends and manage our offerings and innovation activities responsively could decrease the competitiveness of our services, harm our reputation, and negatively impact our ability to compete and attract top talent.

We do not own certain intellectual property and tooling that is important to our business.

In our Repair & Engineering segment, OEMs of equipment that we maintain for our customers include language in repair manuals relating to their equipment asserting broad claims of proprietary rights to the contents of the manuals used in our operations. Although we believe that our use of manufacture and repair manuals is lawful, there can be no assurance that OEMs will not try to enforce such claims, including through the possible use of legal proceedings, or that any such actions will be unsuccessful. Our business also depends on using certain intellectual property and tooling that we have the right to use pursuant to license grants under our contracts with OEM customers. These contracts contain restrictions on our use of intellectual property and tooling and may be terminated if we violate certain of these restrictions. Loss of a contract with an OEM customer and the related license rights to use an OEM’s intellectual property or tooling may adversely affect our business, results of operations and financial condition.

Risks Related to Financial Matters

We may not be able to fully execute our stock repurchase program and may not otherwise return capital to our stockholders in the foreseeable future.

In 2021, we announced a stock repurchase program with authorization to repurchase up to $150 million of our common stock, of which $97.5 million has been repurchased under the program as of May 31, 2024. There is no guarantee as to the exact number of shares or value that will be repurchased under the stock repurchase program and we may discontinue purchases at any time. Whether we make any further repurchases will depend on many factors, including but not limited to our business and financial performance, the business and market conditions at the time, including the price of our shares, and other factors that management considers relevant. Specifically, it is less likely that we will make stock repurchases in the near future in light of the debt incurred to finance the acquisition of the Product Support business from Triumph Group. We expect to fund any repurchases under our stock repurchase program through cash on hand or borrowings under our Amended Revolving Credit Facility, which may impact our ability to pursue potential strategic opportunities. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness and there can be no assurance that any stock repurchases will enhance stockholder value.

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

Our debt exposes us to certain risks.

As of May 31, 2024, we had $997.0 million of total debt outstanding. The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

●	increasing our vulnerability to adverse economic or industry conditions;
●	requiring us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic initiatives, and general corporate purposes;

●	increasing our vulnerability to, and limiting our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
●	exposing us to the risk of higher interest rates on borrowings under our Amended Revolving Credit Facility, which is subject to variable rates of interest;
●	placing us at a competitive disadvantage compared to our competitors that have less debt; and
●	limiting our ability to borrow additional funds.

Restrictive covenants in the documents governing our existing and any future indebtedness may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

Certain financing arrangements, including our Amended Revolving Credit Facility, our accounts receivable financing program and our outstanding notes contain, and the documents governing any future indebtedness will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our significant operating subsidiaries, including restrictions on our ability to take actions that we believe may be in our interest. Our failure to meet these covenants could result in default under these loan and debt agreements and may result in a cross-default under other debt agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under our debt agreements could be declared immediately due and payable. Our failure to comply with these covenants could adversely affect our results of operations and financial condition.

The restrictive covenants could adversely affect our ability to finance our operations, make strategic acquisitions or investments or enter into alliances, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities, that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to obtain future financing or to sell assets could be adversely affected because assets have been pledged as collateral for the benefit of the holders of our indebtedness.

We cannot assure you that we will be able to remain in compliance with such covenants in the future or, if we fail to do so, that we will be able to obtain waivers from the applicable holders of such indebtedness or amend such covenants and other terms of the agreements governing such indebtedness on commercially reasonable terms, if at all. Failure to comply with such covenants will entitle the applicable holders of such indebtedness to exercise remedies, including to require immediate repayment of outstanding amounts and to terminate commitments under such indebtedness, which could have a material adverse effect on our business, operations, and financial condition.

We may need to obtain additional financing in order to meet our debt obligations as they come due, to support our operations and/or to make acquisitions. Our access to debt capital markets and the cost of borrowings are affected by a number of factors, including market conditions and the strength of our credit ratings. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operations, and financial condition could be adversely affected. We may also seek transactions to extend the maturity of our debt, reduce leverage or obtain covenant flexibility. Such transactions could result in us incurring additional debt or issuing additional equity, which could increase the risks described above.

Risks Related to Legal and Regulatory Matters

If we fail to comply with laws and regulations governing federal contractors, we could lose business and be liable for various penalties or sanctions.

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

The terms of our defense contracts with the U.S. Government generally permit the government to terminate contracts partially or completely, either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of unrecovered costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

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

In addition, DoD facility security clearance is required in order to be awarded and be able to perform on classified contracts for the DoD and certain other agencies of the U.S. Government, which is a significant part of our business. We have obtained clearance at appropriate levels that require stringent qualifications, and we may be required to seek higher level clearances in the future. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts or be able to enter into new classified contracts, which could affect our ability to maintain current business and to compete for and capture new business.

We are subject to significant government regulation, which may cause us to incur significant expenses to comply with new or more stringent governmental regulation and may subject us to regulatory actions, which may adversely impact our business, financial condition or results of operations.

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

The U.S. Department of Commerce (the “Commerce Department”) regulates exports of goods outside the United States. We are subject to the Commerce Department’s and the U.S. Department of State’s regulations with respect to the lease and sale of aircraft, engines, engine parts and components, and airframes and accessory parts and components to foreign entities. The Commerce Department and the U.S. Department of State may, in certain cases, require us to obtain export licenses for certain items exported to foreign countries. The U.S. Department of Homeland Security, through the U.S. Customs and Border Protection, enforces regulations related to the import of aircraft, engines, engine parts and components, and airframe and accessory parts and components into the United States. We must expend resources to comply with these regulations and our failure to comply with these regulations may subject us to regulatory actions, which may adversely impact our financial condition or results of operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”). The EAR restricts the export of dual-use products and technical data to certain countries, while the ITAR restricts the export of defense products, technical data and defense services. The U.S. Government agencies responsible for administering the EAR and the ITAR have significant discretion in the interpretation and enforcement of these regulations. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC.

We are prohibited from doing business with persons designated by OFAC on its “Specially Designated Nationals List,” and must monitor our operations and existing and potential lessees and other counterparties for compliance with OFAC’s rules. Similarly, sanctions issued by the United Nations, the United States government, the European Union or other governments could prohibit or restrict us from doing business in certain countries, or with certain customers or persons, and we must monitor our operations and existing and potential customers and other counterparties for compliance with such sanctions. We must expend resources to comply with these regulations and our failure to comply with these regulations may subject us to regulatory actions, which may adversely impact our financial condition or results of operations.

Our operations are subject to anti-corruption laws including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the United Kingdom Bribery Act 2010, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. We and certain of our customers operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. We cannot ensure that we will prevent all misconduct and violations of applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition and data privacy, that may be committed by our employees, agents, subcontractors, suppliers, business partners, or others working on our behalf or with us, and this risk of improper conduct may increase as we expand globally.

We are also subject to a variety of other regulations including work-related and community safety laws. The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees, and established the Occupational Safety and Health Administration (“OSHA”) in the Department of Labor. In particular, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Requirements under state law, in certain circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous.

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

Violations of these laws or regulations by us or by those with whom or through whom we do business could subject us to administrative, civil or criminal investigations and monetary and non-monetary penalties, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C.CYBERSECURITY

We face many cybersecurity threats including ransomware, denial-of-service attacks, business email compromise, and persistent threats from state-affiliated groups. We have experienced cyber-attacks in the past and may experience cybersecurity incidents in the future. While prior incidents have not materially affected our business, results of operations or financial condition, there is no guarantee that a future cyber threat or cyber incident would not affect our business strategy, results of operations or financial condition. See Item 1A. Risk Factors for more information on our cybersecurity risks.

Risk Management and Strategy

We maintain documented information security policies and standards to protect operations, assets, data and services and to defend against, respond to and recover from potential cyberattacks.  Our cybersecurity strategy and risk management processes use the National Institute of Standards and Technology governance requirements and cybersecurity framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our approach to cybersecurity risk management includes multiple complementary elements to mitigate our cybersecurity risks. We utilize multi-layered defenses to help prevent attacks including the use of data analytics to help detect anomalies and search for cyber threats. We have comprehensive cyber threat detection and response capabilities with applied threat intelligence, and continuous monitoring to complement other technology, processes and threat detection techniques we have in place. We subscribe to third-party managed security services that continuously monitor our systems and networks to assist with early cybersecurity threat detection and protection.

We work with government, customer, industry and/or supplier partners to gather and develop policies and standards and share information to address cyber threats. We conduct information security assessments of partners before sharing or allowing the hosting of data in computing environments managed by third parties.  We require our employees to complete phishing and other awareness training to help identify, avoid and mitigate cybersecurity threats.

While our primary focus is on prevention and detection of cybersecurity threats, we have response and recovery plans in effect, as well as service agreements with outside experts should there be a need for us to respond to an attack. We have adopted a cybersecurity incident response plan that provides direction and a defined approach for preparing for, identifying and responding to cybersecurity incidents that may pose a potential threat to our information systems, networks and data. The detailed plan defines the roles and responsibilities of all parties included in our cybersecurity incident response team which incorporates our IT team, senior management, and other functional areas.

We also have controls and procedures for reporting material cybersecurity incidents, including review of significant cybersecurity incidents by a cross-functional team to determine whether further escalation is necessary.  We also periodically conduct practice exercises with management to familiarize the management team with our cyber incident response capabilities and processes.  We also conduct internal and third-party assessments or penetration tests to validate our cybersecurity controls and improve our security posture.  We also maintain cybersecurity liability insurance coverage.

Governance

To facilitate the prevention, detection and timely response to information security threats, we have a dedicated Chief Information Security Officer (“CISO”) whose team is responsible for managing our information security strategy, policies, standards, and processes. The CISO reports directly to our Chief Digital & Technology Officer (“CDTO”), who reports directly to our Chairman, President and Chief Executive Officer. Our CDTO and CISO have extensive experience and expertise in developing, implementing, and operating security policies and procedures covering our network and critical data. The CDTO and CISO regularly review cybersecurity matters with members of our senior management. These discussions include the latest cybersecurity risks and threats, the status of our cybersecurity incident response plan, and our overall process relating to the prevention, detection, mitigation and remediation of cybersecurity incidents.

Our Board of Directors, through its Audit Committee, is responsible for overseeing our cybersecurity risk management. On a regular basis, the Board of Directors or Audit Committee receive and review reports from the CDTO and CISO relating to the status of cybersecurity planning and protections, the overall state of our cybersecurity program, emerging cybersecurity developments and threats, and our strategy to mitigate cybersecurity risks.

ITEM 2.PROPERTIES

In our Parts Supply segment, we primarily operate from our headquarters in Wood Dale, Illinois, which we own. In addition to warehouse space, this facility includes executive, sales and administrative offices which support all of our segments.

In our Repair & Engineering segment, our airframe maintenance repair services are conducted at U.S. facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; and Rockford, Illinois and at Canadian facilities leased by us in Trois Rivieres, Quebec and Windsor, Ontario. Our component repair and landing gear repair services are conducted at leased facilities in Medley, Florida and Garden City, New York and owned facilities in Hot Springs, Arkansas; Grand Prairie, Texas; Wellington, Kansas; Chonburi, Thailand; and Amsterdam, Netherlands.

In our Integrated Solutions segment, our services to the government market are primarily conducted from leased facilities in Rockledge, Florida; Ogden, Utah; Jacksonville, Florida; and Windsor, Connecticut. Our services to the commercial market are primarily conducted from leased facilities Brussels, Belgium and Crawley, England.

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

ITEM 3.LEGAL PROCEEDINGS

Note 18 of the Notes to our Consolidated Financial Statements for the year ended May 31, 2024 contained in Item 8 of this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. The information in Note 18 is incorporated by reference in this Item 3.

There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 18 to our Consolidated Financial Statements for the year ended May 31, 2024 contained in this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “AIR.” On June 30, 2024, there were approximately 630 holders of common stock, including participants in security position listings.

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock since May 31, 2019 to the Standard and Poor’s (“S&P”) 500 Index and the Proxy Peer Group:

Comparison of Cumulative Five Year Total Return
RETURN TO SHAREHOLDER
300
250
200
150
100
50
0
5/31/19
5/31/20
5/31/21
5/31/22
5/31/23
5/31/24
AAR CORP.
S&P 500 Index
Peer Group

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	5/31/19	5/31/20	5/31/21	5/31/22	5/31/23	5/31/24
AAR CORP.	100	67.65	140.02	161.72	168.06	238.08
S&P 500 Index	100	112.84	158.33	157.86	162.47	208.26
Peer Group	100	73.44	116.40	105.53	116.58	166.57

The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market. The Company’s Fiscal 2024 Proxy Peer Group companies are listed as follows:

Aerojet Rocketdyne Holdings, Inc.	Kaman Corporation
Applied Industrial Technologies, Inc.	Moog Inc.
Barnes Group Inc.	MSC Industrial Direct Co., Inc.
Crane Co.	Spirit Aerosystems Holdings, Inc.
Curtiss-Wright Corporation	The Timken Company
Ducommun Incorporated	TriMas Corporation
Heico Corporation	Triumph Group, Inc.
Hexcel Corporation	Woodward, Inc.

The Company annually revisits the composition of the peer group to ensure that the Company’s performance is measured against those of comparably sized and situated companies. The mix of the Company’s commercial and government/defense markets presents a challenge in constructing a peer group, given that many government/defense contractors have substantially greater resources than the Company. There were no changes in the composition of the peer group for fiscal 2024 from the prior year.

Dividends

We did not declare any dividends in fiscal 2022, 2023, or 2024. The declaration and payment of cash dividends is at the discretion of our Board of Directors and will be dependent upon our future earnings, cash flows, financial condition, capital requirements and strategy and any future government restrictions.

ITEM 6.	(Reserved)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)

Background and Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K. For a discussion of the comparison of fiscal 2023 and 2022, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended May 31, 2023 (filed July 18, 2023).

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties, including those factors discussed under Item 1A, “Risk Factors,” that could cause actual results to differ materially from those anticipated. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General Overview

We report our activities in four business segments:

●	Parts Supply, primarily consisting of our sales of used serviceable engine and airframe parts and components and distribution of new parts;
●	Repair & Engineering, primarily consisting of our maintenance, repair, and overhaul (“MRO”) services across airframes and components, including landing gear;
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”) and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations.

Our chief operating decision making officer (“CODM”) is our Chief Executive Officer and he evaluates performance on our operating segments using operating income as the primary profitability measure. Our operating segments are aligned principally around differences in products and services. The Company has not aggregated operating segments for purposes of identifying reportable segments. Inter-segment sales are recorded at fair value which results in intercompany profit on inter-segment sales that is eliminated in consolidation. Corporate selling, general and administrative expenses include centralized functions such as legal, finance, treasury and human resources with a portion of the costs allocated to our operating segments.

Parts Supply

Our Parts Supply segment primarily consists of sales and leasing of used serviceable aircraft engine and airframe material (“USM”), aircraft and engines and aftermarket distribution of new, original equipment manufacturer (“OEM”)-supplied replacement parts.

USM is an important category of the aviation aftermarket in which parts removed from engines or airframes can be refurbished to be utilized as replacement parts in the aftermarket. We utilize a network of third-party repair facilities to perform this work. USM parts often represent a cost-effective and more timely solution for operators when compared to sourcing new parts.

We also distribute new OEM-supplied replacement parts to aircraft operators, airlines, government customers and other MRO companies across the world. Our parts are supplied to narrow-body, wide-body and regional aircraft. In most cases, we enter exclusive relationships with OEM manufacturers for a given market where we are the only provider of that supplier’s product category. We provide global scale, independence, and highly technical sales capabilities across both commercial and government end-markets.

Repair & Engineering

Our airframe maintenance services are primarily comprised of major airframe inspection, MRO, painting services, line maintenance, airframe modifications, structural repairs, avionics service and installation, exterior and interior refurbishment and engineering services and support for many types of commercial and military aircraft. Component repair services are primarily comprised of MRO services for structural components, engine and airframe accessories, and interior refurbishment. Our landing gear overhaul services also include repair services on wheels and brakes for commercial and military aircraft.

Our Repair & Engineering segment also develops Parts Manufacturer Approval (“PMA”) parts for aftermarket applications. PMA is a designation under Federal Aviation Administration (“FAA”) regulations that permits the design of approved parts for specific aircraft components that can be provided by non-OEM sources at cost-efficient and sometimes improved availability.

Integrated Solutions

Our Integrated Solutions segment primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the DoD and foreign governments, flight hour component inventory and repair programs for commercial airlines and integrated software solutions including Trax.

Fleet management and operations of customer-owned aircraft is performed for the U.S. Department of State (“DoS”) under the INL/A WASS contract. We are the prime contractor on this ten-year performance-based contract which began in fiscal 2018. Our services under the contract include operating and maintaining the global DoS fleet of fixed- and rotary-wing aircraft.

Supply chain logistics programs are primarily comprised of material planning, sourcing, logistics, information and program management and parts and component repair and overhaul. Flight hour component inventory and repair programs for commercial airlines are primarily comprised of outsourcing programs for airframe parts and components including warranty claim management in support of our airline customers’ maintenance activities.

Our integrated software solutions are primarily comprised of our Trax software which we recently acquired in fiscal 2023. Trax has the first fully cloud-based electronic enterprise resource platform for the MRO industry and also offers a full suite of “paperless” mobility apps that are in process of automating MRO workflows with artificial intelligence.

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

Business Trends and Outlook

In fiscal 2024, we established new partnerships, expanded our service offerings, and drove greater differentiation in our business including pursuing multiple growth prongs. Throughout the year, the industry saw an increase in the utilization of existing aircraft, which drove greater demand for aircraft maintenance with MRO spend reaching record levels, and engine reliability issues prompted greater adoption of USM. Our services, capabilities, and partnerships were well matched to the landscape of the industry, which enabled us to reach higher sales than ever before.

Our growth strategy has long included both inorganic and organic growth. Building on our long-term relationships with valued customers as well as strong local partnerships, we recently broke ground on additional hangars in Miami, Florida and Oklahoma City, Oklahoma. We plan to take advantage of the fixed cost base and strong labor availability in these locations with a target to increase our MRO network capacity by approximately 15% upon completion in fiscal 2026.

We were also successful in winning new long-term agreements in our commercial market.  In our Parts Supply segment, we were awarded distribution and supply agreements for both new parts and USM across multiple OEMs including Woodward, MTU Maintenance, Ontic, and Cebu Pacific.  In our commercial programs activities, we were awarded a multi-year, flight-hour component support contract with ASL Airlines.

During the fourth quarter of fiscal 2023, we acquired Trax, a leading independent provider of aircraft MRO and fleet management software.  Trax offers critical software applications to a diverse global customer base of airlines and MROs supporting approximately 5,000 aircraft.  Trax’s comprehensive solutions support the entire spectrum of maintenance activities and create the system of record required by airlines and MROs.  The Trax acquisition added established, higher-margin aviation aftermarket software offerings with recurring revenue to our portfolio and provides opportunities to cross-sell products and services.

During the fourth quarter of fiscal 2024, we acquired Triumph Group, Inc.’s Product Support business (“Product Support”) for a purchase price of $725.0 million subject to customary post-closing adjustments for cash, working capital and indebtedness.  Product

Support is a leading global provider of specialized MRO capabilities for critical aircraft components in the commercial and defense markets, providing MRO services for structural components, engine and airframe accessories, interior refurbishment and wheels and brakes.  Product Support also designs proprietary designated engineering representative repairs and parts manufacturer approval parts. The Product Support acquisition enables us to meaningfully scale our component services through additional facilities, proprietary capabilities, and a highly complementary portfolio.  We expect that by better balancing our portfolio within our Repair & Engineering segment and expanding our footprint in the Asia-Pacific region, the acquisition will drive margin and revenue growth in fiscal 2025.

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

Discussion of Results of Operations

	Year Ended May 31,
	2024	2023	% Change
Sales:
Commercial	$1,637.9	$1,328.8	23.3%
Government and defense	681.0	661.7	2.9%
	$2,318.9	$1,990.5	16.5%

Gross Profit:
Commercial	$322.8	$249.1	29.6%
Government and defense	119.5	121.0	(1.2)%
	$442.3	$370.1	19.5%

Gross Profit Margin:
Commercial	19.7%	18.7%
Government and defense	17.5%	18.3%
Consolidated	19.1%	18.6%

Consolidated sales in fiscal 2024 increased $328.4 million, or 16.5%, over the prior year primarily due to an increase in sales to commercial customers.  Consolidated sales to commercial customers increased $309.1 million, or 23.3%, over the prior year primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 and strong demand and volume growth in our Parts Supply segment across both new parts and used serviceable material.  Our consolidated sales to government customers increased $19.3 million, or 2.9%, primarily due to higher activity on the INL/A WASS contract with the DoS included in our Integrated Solutions segment.

Consolidated cost of sales increased $256.2 million, or 15.8%, over the prior year which was largely in line with the consolidated sales increase of 16.5% discussed above.

Consolidated gross profit in fiscal 2024 increased $72.2 million, or 19.5%, over the prior year. Gross profit on sales to commercial customers increased $73.7 million, or 29.6%, over the prior year due to strong demand and volume growth for both new parts and used serviceable material. Gross profit margin on sales to commercial customers increased to 19.7% from 18.7% in the prior year primarily due to the acquisitions of Trax and the Product Support business as their margins are accretive to our historical margins.

Gross profit on sales to government customers decreased $1.5 million, or 1.2%, from the prior year with the gross profit margin on sales to government customers decreasing to 17.5% from 18.3%. These decreases are primarily due to the completion of certain government programs in our Integrated Solutions segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $81.8 million, or 35.5%, over the prior year primarily due to increased amortization and acquisition-related expenses of $35.7 million related to the Trax and Product Support business acquisitions. In addition, we recognized a charge of $11.2 million in the first quarter of fiscal 2024 related to an unfavorable Russian bankruptcy court judgment.

The remaining increase in selling, general and administrative expenses was largely attributable to investments to support our sales growth across both our commercial and government markets.

As a percent of sales, selling, general and administrative expenses increased to 13.5% from 11.6% in the prior year primarily due to these costs.

Operating Income

Operating income in fiscal 2024 decreased $4.7 million, or 3.5%, from the prior year primarily due to increased selling, general and administrative expenses discussed above.

Pension Settlement Charge

During the first quarter of fiscal 2024, we settled all future obligations under our frozen U.S. defined benefit retirement plan. The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of the remaining benefit obligations to a third-party insurance company under a group annuity contract. As a result of the settlement, we recognized a non-cash, pre-tax pension settlement charge of $26.7 million ($16.1 million after-tax) in fiscal 2024 related to the accelerated recognition of all unamortized net actuarial losses in Accumulated other comprehensive loss.

Interest Expense

Interest expense in fiscal 2024 increased $31.0 million which included $6.1 million of bridge financing facility expenses related to our acquisition of the Product Support business. In addition, interest expense in fiscal 2024 reflects the impact of both higher interest rates and higher average borrowings used to fund investments in the business, including our acquisitions of Trax and the Product Support business. Our average borrowing rate was 6.69% in fiscal 2024 compared to 5.11% in the prior year.

Income Taxes

Our fiscal 2024 effective income tax rate for continuing operations was 20.6% compared to 25.9% in the prior year. The decrease in the effective tax rate was primarily attributable to the deferred tax benefit recognized in conjunction with the pension settlement in the first quarter of fiscal 2024.

Operating Segment Results of Operations

Parts Supply Segment

	Year Ended May 31,
	2024	2023	% Change
Third-party sales	$967.0	$818.4	18.2%
Operating income	109.8	93.7	17.2%
Operating margin	11.4%	11.4%

Sales in the Parts Supply segment in fiscal 2024 increased $148.6 million, or 18.2%, over the prior year period primarily due to a $78.1 million increase in sales in our new parts distribution activities from increased demand and growth from new and expanded distribution agreements.

Sales for our aftermarket parts trading activities increased $70.5 million as a result of increased demand for USM. Whole asset sales in our aftermarket parts trading activities were largely in line with the prior year at approximately $62 million in both fiscal 2023 and 2024.

Operating income in the Parts Supply segment increased $16.1 million, or 17.2%, over the prior year, primarily due to increased sales volumes across both new parts distribution and USM partially offset by the recognition of the $11.2 million charge in the first quarter of fiscal 2024 related to an unfavorable Russian bankruptcy court judgment.

Repair & Engineering Segment

	Year Ended May 31,
	2024	2023	% Change
Third-party sales	$640.1	$533.4	20.0%
Operating income	52.5	35.3	48.7%
Operating margin	8.2%	6.6%

Sales in the Repair & Engineering segment in fiscal 2024 increased $106.7 million, or 20.0%, over the prior year primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 which contributed sales of $73.0 million. In addition, sales increased $54.6 million at our airframe maintenance facilities. These increases were partially offset by lower sales volume of $26.0 million at our landing gear facility.

Operating income in the Repair & Engineering segment increased $17.2 million, or 48.7%, over the prior year primarily due to the sales volume increase in our airframe maintenance facilities. Operating margin increased to 8.2% from 6.6% in the prior year, primarily due to improved profitability in our airframe maintenance facilities.

Integrated Solutions Segment

	Year Ended May 31,
	2024	2023	% Change
Third-party sales	$641.9	$546.9	17.4%
Operating income	23.9	30.5	(21.6)%
Operating margin	3.7%	5.6%

Sales in the Integrated Solutions segment in fiscal 2024 increased $95.0 million, or 17.4%, over the prior year primarily due to higher commercial program activity and the Trax acquisition in the fourth quarter of fiscal 2023 which contributed sales of $36.0 million in the current year compared to $4.8 million in the prior year.

In fiscal 2024, we recognized net favorable cumulative catch-up adjustments of $3.0 million compared to net favorable cumulative catch-up adjustments of $8.3 million in the prior year. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Operating income in the Integrated Solutions segment decreased $6.6 million, or 21.6%, from the prior year primarily due to increased amortization and acquisition-related expenses of $9.2 million for Trax and a PBH contract termination charge of $4.8 million. These items were partially offset by increased flight hours for our commercial programs activity resulting in improved profitability. Operating margin decreased to 3.7% from 5.6% primarily due to mix of products and services across our government programs, including the completion of certain programs.

Expeditionary Services Segment

	Year Ended May 31,
	2024	2023	% Change
Third-party sales	$69.9	$91.8	(23.9)%
Operating income	3.5	7.7	(54.5)%
Operating margin	5.0%	8.4%

Sales in the Expeditionary Services segment in fiscal 2024 decreased $21.9 million, or 23.9%, from the prior year primarily due to lower sales volumes for pallets.

Operating income in the Expeditionary Services segment decreased $4.2 million, or 54.5%, from the prior year primarily due to lower sales volumes. Operating margin decreased to 5.0% from 8.4% in the prior year, primarily due to increased selling, general and administrative expenses over the prior year.

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

At May 31, 2024, our liquidity and capital resources included working capital of $922.7 million inclusive of cash of $85.8 million. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity discussed below, will provide ample liquidity to enable us to meet our cash requirements for at least the next 12 months and foreseeable future thereafter.

Borrowings

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

On March 1, 2024, we entered into an amendment (the “Revolver Amendment”) to our Credit Agreement, which governs the Company’s existing revolving credit facility (the revolving credit facility as amended by the Revolver Amendment, the “Amended Revolving Credit Facility”).  Among other things, the Revolver Amendment (i) increased the aggregate commitments under the Amended Revolving Credit Facility to $825.0 million from $620.0 million under the Revolving Credit Facility, (ii) increased the maximum leverage ratio permitted under the financial covenants applicable to the Amended Revolving Credit Facility and (iii) included an additional pricing level that increases the interest rate margins on the Amended Revolving Credit Facility to 250 basis points (in the case loans based on the secured overnight financing rate (“SOFR”)) and 150 basis points (in the case of Base Rate loans) if our adjusted total debt to EBITDA ratio exceeds 3.75:1.00.

In connection with the Revolver Amendment, we borrowed $186.2 million under the Amended Revolving Credit Facility to fund a portion of the purchase price for the acquisition of the Product Support business in the fourth quarter of fiscal 2024.

Under certain circumstances, we may request an increase to the lending commitments under the Credit Agreement by an aggregate amount of up to $300 million, not to exceed $1,125 million in total.  The Credit Agreement expires on December 14, 2027.  Borrowings under the Credit Agreement bear interest at a variable rate based on SOFR plus 112.5 to 250 basis points based on certain financial measurements if a SOFR loan, or at the offered fluctuating Base Rate plus 12.5 to 150 basis points based on certain financial measurements if a Base Rate loan.

At May 31, 2024, borrowings outstanding under the Amended Revolving Credit Facility were $447.0 million and there were approximately $10.9 million of outstanding letters of credit, which reduced the availability under this facility to $367.1 million. There are no other terms or covenants limiting the availability of the Amended Revolving Credit Facility. As of May 31, 2024, we also had other financing arrangements that did not limit availability on our Amended Revolving Credit Facility, including outstanding letters of credit of $11.6 million and foreign lines of credit of $9.4 million.

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

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our financing arrangements also generally require our significant domestic subsidiaries to provide a guarantee of payment. At May 31, 2024, we were in compliance with the financial and other covenants under each of our financing arrangements.

Sale of Receivables

We maintain a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150.0 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement expires after February 22, 2025, but, the Purchase Agreement may be terminated earlier under certain circumstances. The term of the Purchase Agreement is automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under Accounting Standards Codification 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheet. At May 31, 2024, we have utilized $12.8 million which reduced the availability under the Purchase Agreement to $137.2 million.

Customer Matters

During fiscal 2024, we experienced delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults during the second quarter of fiscal 2024 to request payment and reserve our rights under our agreements. In the fourth quarter of fiscal 2024, we terminated a power-by-the-hour (“PBH”) program with this customer which resulted in a net termination charge of $4.8 million. The charge included a reduction in contract assets and revenue of $7.8 million and the establishment of repair reserves of $2.5 million partially offset by a $5.5 million gain recognized from the customer’s obligation to purchase the rotable assets we utilized to perform the PBH services. In conjunction with the termination for default, the customer is obligated to purchase the rotable assets for $20.9 million. The rotable assets are classified as assets held for sale and the carrying value of the assets is presented within Prepaid assets and other current assets on our Consolidated Balance Sheet.

We currently expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Consolidated Balance Sheet as of May 31, 2024 included accounts receivable of $8.4 million, including $4.1 million past due, and contract assets of $10.1 million related to this customer.

Stock Repurchase Program

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. During fiscal 2024, we repurchased 0.1 million shares for an aggregate purchase price of $5.1 million. During fiscal 2023, we repurchased 1.2 million shares for an aggregate purchase price of $50.1 million. Since inception of the renewal authorization, we have repurchased 2.2 million shares for an aggregate purchase price of $97.5 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $43.6 million in fiscal 2024 compared to $23.3 million in the prior year. The increase in cash provided over the prior year of $20.3 million was primarily attributable to working capital changes, including the timing of payments for inventory and rotable asset investments in both aircraft, new parts and used serviceable material in the current year.

Cash Flows from Investing Activities

Net cash used in investing activities was $758.5 million in fiscal 2024 compared to $138.0 million in the prior year. The increase in cash used in investing activities over the prior year of $620.5 million was primarily related to the acquisition of the Product Support business in fiscal 2024.

Cash Flows from Financing Activities

Net cash provided by financing activities was $729.2 million in fiscal 2024 compared to $137.7 million in the prior year. The increase in cash provided by financing activities over the prior year of $591.5 million was primarily related to debt financing to fund the acquisition of the Product Support business in fiscal 2024.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2024 is as follows:

	Payments Due by Period
		Due in	Due in	Due in	Due in	Due in	After
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2025	2026	2027	2028	2029	2029
On Balance Sheet:
Credit Agreement borrowings	$447.0	$—	$—	$—	$447.0	$—	$—
Credit Agreement interest[1]	108.0	30.5	30.5	30.5	16.5	—	—
6.75% Senior Notes	550.0	—	—	—	—	550.0	—
6.75% Senior Notes interest	177.8	37.1	37.1	37.1	37.1	29.4	—
Facilities and equipment operating leases	146.4	16.7	12.8	10.9	9.8	7.4	88.8

Off Balance Sheet:
Purchase obligations[2]	656.0	527.5	98.3	27.0	2.4	0.8	—

Notes:

1	Interest was determined using the interest rate in effect on May 31, 2024.
2	Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.

We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2024 was $22.5 million.

Critical Accounting Policies and Significant Estimates

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. Management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare the Consolidated Financial Statements. The most significant estimates made by management include those related to assumptions used in accounting for business combinations, assessing goodwill impairment, adjustments to reduce the value of inventories and certain rotable assets, revenue recognition, and allowance for credit losses. Accordingly, actual results could differ materially from those estimates. The following is a summary of the accounting policies considered critical by management.

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

As of May 31, 2023, we had three reporting units, which included two in our former Aviation Services segment (Aviation Supply Chain and MRO) and one comprised of our Expeditionary Services segment. Subsequent to the segment change, each of our operating segments was comprised of a single reporting unit as the former Aviation Supply Chain reporting unit was separated into the Parts Supply and Integrated Solutions reporting units. Effective as of the beginning of fiscal 2024, the Aviation Supply Chain goodwill of $115.6 million was re-assigned to the new reporting units based on their relative fair values with $38.9 million assigned to Parts Supply and $76.7 million assigned to Integrated Solutions. We performed qualitative impairment assessments for the impacted reporting units immediately before and after the reassignment and determined no impairment existed.

In fiscal 2024, 2023, and 2022, we utilized the qualitative assessment approach for our annual review of goodwill impairment for each of our reporting units. Under this approach, we considered the overall industry and market conditions related to the aerospace and government/defense markets as well as conditions in the global capital markets. We also considered the long-term forecasts for each reporting unit, which incorporated specific opportunities and risks, working capital requirements, and capital expenditure needs. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items. We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at the respective measurement dates, and thus no impairment charges were recorded in those fiscal years.

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

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. We manage interest costs by using a mix of fixed - and floating - rate debt. A 10 percent increase to the average interest rate across our floating - rate debt obligations would have reduced our pre - tax income by approximately $2.6 million during fiscal 2024.

Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations during fiscal 2024.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AAR CORP.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 18, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the write-down of inventories

As discussed in Note 1 to the consolidated financial statements, the inventory balance as of May 31, 2024 was $733.1 million. The Company records inventory within certain components of the Parts Supply and Repair & Engineering segments at the lower of cost or net realizable value. The write-down of slow moving inventory is recorded for excess or obsolete inventory based on certain inputs and assumptions used to determine the net realizable value. These assumptions include the number of days transpiring from the date the inventory was originally received and the historical sales of inventory to determine recovery rates. Other inputs include current and expected future aviation usage trends, replacement values, expected future demand, and historical scrap recovery rates.

We identified the assessment of the write-down of inventories for a portion of the inventory within the Parts Supply and Repair & Engineering segments as a critical audit matter. The primary inputs and assumptions used in determining the write-down of slow moving inventory include the historical recovery rates, which are based on the number of days transpiring from the date the inventory was originally received, the historical sales of inventory, and the identification of specific inventories associated with aircraft with declining usage trends. The assessment of these inputs required a higher degree of subjective auditor judgment in evaluating the future customer demand for slow moving inventory.

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

Valuation of acquired intangible assets

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of Triumph Group, Inc.’s Product Support Business (Product Support) on March 1, 2024, for a purchase price of $725.0 million. The Company accounted for the acquisition using the acquisition method. The preliminary fair value of assets acquired and liabilities assumed included acquired amortizable intangible assets, including customer relationships of $95.7 million and developed technology of $83.3 million.

We identified the evaluation of the fair value of the customer relationships and developed technology intangible assets acquired in the Product Support acquisition as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the discount rate and customer attrition rate assumptions used to estimate the fair value of the customer relationships intangible asset and the discount rate assumption used to estimate the fair value of the developed technology intangible asset (significant assumptions). The significant assumptions were sensitive to variation, such that a minor change to the assumptions could cause significant changes to the fair value. Additionally, the audit effort associated with the significant assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process. This included controls over the development and selection of the significant assumptions used in the valuation of the acquired customer relationships and developed technology intangible assets. We performed sensitivity analyses over the significant assumptions to assess the impact of changes in those assumptions on the Company’s determination of the fair values of the intangible assets. We evaluated the reasonableness of the significant assumptions by comparing the information underlying the significant assumptions to recent industry and/or market data and to the historical results of the acquired business. In addition, we involved valuation professionals with specialized skills and knowledge who assisted with:

●	evaluating the discount rate used by comparing the inputs to publicly available data for comparable entities
●	evaluating the customer attrition rate assumption by comparing the assumption to the historical results of the acquired business, industry benchmarking data, and qualitative factors.

/s/ KPMG LLP

We have served as the Company’s auditor since 1985.

Chicago, Illinois
July 18, 2024

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2024	2023	2022

	(In millions, except per share data)
Sales:
Sales from products	$1,368.3	$1,238.7	$1,078.3
Sales from services	950.6	751.8	741.7
	2,318.9	1,990.5	1,820.0
Costs and operating expenses:
Cost of products	1,087.8	985.2	869.4
Cost of services	788.8	635.2	637.4
	1,876.6	1,620.4	1,506.8
Gross profit	442.3	370.1	313.2
Provision for credit losses	0.7	2.6	1.2
Selling, general and administrative	312.2	230.4	202.2
Loss from joint ventures	(0.2)	(3.2)	(2.9)
Operating income	129.2	133.9	106.9
Pension settlement charge	(26.7)	—	—
Losses related to sale and exit of business	(2.8)	(0.7)	(1.7)
Other income (expense), net	(0.4)	(0.8)	2.2
Interest expense	(43.2)	(12.2)	(2.4)
Interest income	2.2	1.0	0.1
Income from continuing operations before provision for income taxes	58.3	121.2	105.1
Income tax expense	12.0	31.4	26.6
Income from continuing operations	46.3	89.8	78.5
Income from discontinued operations, net of tax	—	0.4	0.2
Net income	$46.3	$90.2	$78.7

Earnings per share – basic:
Earnings from continuing operations	$1.30	$2.55	$2.19
Income from discontinued operations	—	0.01	0.01
Earnings per share – basic	$1.30	$2.56	$2.20

Earnings per share – diluted:
Earnings from continuing operations	$1.29	$2.52	$2.16
Income from discontinued operations	—	0.01	0.01
Earnings per share – diluted	$1.29	$2.53	$2.17

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended May 31,
	2024	2023	2022

	(In millions)
Net income	$46.3	$90.2	$78.7
Other comprehensive income (loss), net of tax:
Currency translation adjustments	0.2	(2.9)	(6.7)
Pension and post retirement plans, net of tax	14.5	(1.0)	5.4
Total other comprehensive income (loss), net of tax	14.7	(3.9)	(1.3)
Comprehensive income	$61.0	$86.3	$77.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2024	2023

	(In millions, except share data)
Current assets:
Cash and cash equivalents	$85.8	$68.4
Restricted cash	10.3	13.4
Accounts receivable, net	287.2	241.3
Contract assets	123.2	86.9
Inventories	733.1	574.1
Rotable assets and equipment on or available for short-term lease	81.5	50.6
Assets of discontinued operations	9.9	13.5
Prepaid expenses and other current assets	58.6	49.7
Total current assets	1,389.6	1,097.9

Property, plant and equipment, at cost:
Land	9.5	3.3
Buildings and improvements	118.1	95.9
Equipment and furniture and fixtures	324.1	295.7
	451.7	394.9
Accumulated depreciation	(280.0)	(268.8)
	171.7	126.1

Other assets:
Goodwill	554.8	175.8
Intangible assets, net	235.4	63.7
Operating lease right-of-use assets, net	96.6	63.7
Rotable assets supporting long-term programs	166.3	178.1
Other non-current assets	155.6	127.8
	1,208.7	609.1
	$2,770.0	$1,833.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2024	2023

	(In millions, except share data)
Current liabilities:
Accounts payable	$238.0	$158.5
Accrued liabilities	219.3	179.6
Liabilities of discontinued operations	9.6	13.4
Total current liabilities	466.9	351.5

Long-term debt	985.4	269.7
Operating lease liabilities	80.3	48.2
Deferred tax liabilities	23.9	33.6
Other liabilities	23.7	31.0
	1,113.3	382.5
Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	––	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	493.9	484.5
Retained earnings	956.9	910.6
Treasury stock, 9,606,820 and 10,385,237 shares at cost, respectively	(297.5)	(317.8)
Accumulated other comprehensive loss	(8.8)	(23.5)
Total equity	1,189.8	1,099.1
	$2,770.0	$1,833.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2024

(In millions)
					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity
Balance, May 31, 2021	$45.3	$479.8	$741.7	$(274.1)	$(18.3)	$974.4
Net income	—	—	78.7	—	—	78.7
Stock option activity	—	2.0	—	19.3	—	21.3
Restricted stock activity	—	(4.3)	—	8.1	—	3.8
Repurchase of shares	—	—	—	(42.4)	—	(42.4)
Other comprehensive income, net of tax	—	—	—	—	(1.3)	(1.3)
Balance, May 31, 2022	$45.3	$477.5	$820.4	$(289.1)	$(19.6)	$1,034.5
Net income	—	—	90.2	—	—	90.2
Stock option activity	—	0.3	—	19.2	—	19.5
Restricted stock activity	—	6.7	—	2.2	—	8.9
Repurchase of shares	—	—	—	(50.1)	—	(50.1)
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Balance, May 31, 2023	$45.3	$484.5	$910.6	$(317.8)	$(23.5)	$1,099.1
Net income	—	—	46.3	—	—	46.3
Stock option activity	—	2.9	—	21.7	—	24.6
Restricted stock activity	—	6.5	—	3.7	—	10.2
Repurchase of shares	—	—	—	(5.1)	—	(5.1)
Other comprehensive loss, net of tax	—	—	—	—	14.7	14.7
Balance, May 31, 2024	$45.3	$493.9	$956.9	$(297.5)	$(8.8)	$1,189.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended May 31,
	2024	2023	2022
Cash flows provided by operating activities:
Net income	$46.3	$90.2	$78.7
Less: Income from discontinued operations	—	(0.4)	(0.2)
Income from continuing operations	46.3	89.8	78.5
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	41.2	27.9	33.1
Stock-based compensation expense	15.3	13.5	8.2
Provision for credit losses	0.7	2.6	1.2
Pension settlement charges	26.7	—	1.4
Deferred tax provision (benefit)	(20.5)	(2.2)	8.7
Loss from joint ventures	0.2	3.2	2.9
Impairment charges	—	1.0	2.9
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(5.3)	(18.1)	(49.0)
Contract assets	(17.1)	(13.7)	(1.9)
Inventories	(90.4)	(23.6)	(10.4)
Prepaid expenses and other current assets	(20.5)	(8.6)	(10.2)
Rotable assets supporting long-term programs	2.5	(19.3)	3.0
Accounts payable	59.4	—	29.4
Accrued and other liabilities	16.9	(6.4)	(10.5)
Deferred revenue on long-term programs	(3.6)	(4.0)	3.8
Other	(8.0)	(18.3)	(1.3)
Net cash provided by operating activities–continuing operations	43.8	23.8	89.8
Net cash used in operating activities–discontinued operations	(0.2)	(0.5)	(14.6)
Net cash provided by operating activities	43.6	23.3	75.2
Cash flows used in investing activities:
Property, plant and equipment expenditures	(29.7)	(29.5)	(17.3)
Acquisitions, net of cash acquired	(722.9)	(103.3)	—
Joint venture and other investment activity	(5.9)	(5.2)	(6.5)
Proceeds from asset sales	—	—	7.3
Net cash used in investing activities	(758.5)	(138.0)	(16.5)
Cash flows provided by (used in) financing activities:
Short-term borrowings (repayments), net	175.0	172.0	(9.5)
Proceeds from long-term borrowings	550.0	—	—
Repayments on long-term borrowings	—	—	(24.7)
Financing costs	(10.3)	(1.9)	—
Purchase of treasury stock	(5.1)	(50.1)	(42.4)
Stock compensation activity	19.6	17.7	16.8
Net cash provided by (used in) financing activities	729.2	137.7	(59.8)
Effect of exchange rate changes on cash	—	(0.1)	(0.2)
Increase (Decrease) in cash and cash equivalents	14.3	22.9	(1.3)
Cash, cash equivalents, and restricted cash at beginning of year	81.8	58.9	60.2
Cash, cash equivalents, and restricted cash at end of year	$96.1	$81.8	$58.9

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

During the first quarter of fiscal 2024, we re-aligned our operating segments resulting in the separation of our former Aviation Services segment into three new operating segments: Parts Supply, Repair & Engineering, and Integrated Solutions. Our previously reported segment financial information has been recast to conform to our new segment structure. The change in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Certain reclassifications have been made to the prior year presentation to conform to the 2024 presentation.

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

We utilize the portfolio approach to estimate the amount of revenue to recognize for certain contracts which require over time revenue recognition. Such contracts are grouped together either by revenue stream, customer or product line with each portfolio of contracts grouped together based on having similar characteristics. The portfolio approach is utilized only when the result of the accounting is not expected to be materially different than if applied to individual contracts.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

In the ordinary course of business, agencies of the U.S. and other governments audit our claimed costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether our operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (“DCAA”), routinely audit our claimed indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulations. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts.

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

We have elected to use certain practical expedients permitted under Accounting Standards Codification (“ASC”) 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Consolidated Statements of Income, and are not considered a performance obligation to our customers. Our reported Sales on our Consolidated Statements of Income include sales and related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

Favorable and unfavorable cumulative catch-up adjustments were as follows:

	May 31,
	2024	2023	2022
Favorable cumulative catch-up adjustments	$12.1	$12.6	$15.0
Unfavorable cumulative catch-up adjustments	(9.1)	(4.3)	(5.0)
Net cumulative catch-up adjustments	$3.0	$8.3	$10.0

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Net contract assets and liabilities are as follows:

	May 31,
	2024	2023	Change
Contract assets – current	$123.2	$86.9	$36.3
Contract assets – non-current	24.6	27.5	(2.9)
Contract liabilities:
Deferred revenue – current	(14.7)	(19.7)	5.0
Deferred revenue on long-term contracts	(7.2)	(12.7)	5.5
Net contract assets	$125.9	$82.0	$43.9

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

During fiscal 2024, we experienced delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults during the second quarter of fiscal 2024 to request payment and reserve our rights under our agreements. In the fourth quarter of fiscal 2024, we terminated a power-by-the-hour (“PBH”) program with this customer which resulted in a net termination charge of $4.8 million. The charge included a reduction in contract assets and revenue of $7.8 million and the establishment of repair reserves of $2.5 million partially offset by a $5.5 million gain recognized from the customer’s obligation to purchase the rotable assets we utilized to perform the PBH services. In conjunction with the termination for default, the customer is obligated to purchase the rotable assets for $20.9 million. The rotable assets are classified as assets held for sale and the carrying value of the assets is presented within Prepaid assets and other current assets on our Consolidated Balance Sheet.

We currently expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Consolidated Balance Sheet as of May 31, 2024 included accounts receivable of $8.4 million, including $4.1 million past due, and contract assets of $10.1 million related to this customer.

One of our PBH customers notified us in June 2021 that the customer would terminate its contract with us earlier than we originally anticipated. In conjunction with the early termination, we recognized a charge of $5.2 million in fiscal 2022, which included a reduction in contract assets and revenue of $1.0 million and the establishment of loss reserves of $4.2 million which have been fully utilized.

To support our PBH customer contracts, we previously entered into an agreement with a component repair facility to outsource a portion of the component repair and overhaul services. The agreement includes certain minimum repair volume guarantees, which, subject to the amendment noted below, we have historically not met. During fiscal 2023 and 2022, we recognized charges of $1.9 million and $1.7 million, respectively, to reflect our estimated obligation over the remainder of the agreement for not achieving the minimum volume guarantees. During the three-month period ended November 30, 2023, we amended the agreement to eliminate certain minimum repair volume guarantees, including all future guarantees, resulting in the de-recognition of $2.0 million from our remaining loss reserves.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Changes in our deferred revenue were as follows:

	Year ended May 31,
	2024	2023
Deferred revenue at beginning of period	$(32.4)	$(30.6)
Revenue deferred	(311.1)	(267.0)
Revenue recognized	319.9	257.8
Other (1)	1.7	7.4
Deferred revenue at end of period	$(21.9)	$(32.4)
(1)	Other includes cumulative catch-up adjustments, foreign currency translation, acquisitions, and other adjustments.

Remaining Performance Obligations

As of May 31, 2024, we had approximately $668 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 50% of this backlog will be recognized as revenue in fiscal 2025, an additional 28% of the firm backlog in fiscal 2026, and the balance thereafter. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

Financial Instruments and Concentrations of Market or Credit Risk

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	May 31,
	2024	2023
U.S. Government contracts:
Trade receivables	$34.4	$13.1
Unbilled receivables	9.4	18.9
	43.8	32.0
All other customers:
Trade receivables	216.1	179.7
Unbilled receivables	27.3	29.6
	243.4	209.3
	$287.2	$241.3

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

The change in our allowance for credit losses was as follows:

	May 31,
	2024	2023	2022
Balance, beginning of year	$13.4	$17.9	$16.4
Provision charged to operations, net of recoveries	0.7	2.6	1.2
Deductions for accounts written off and other reclassifications	—	(7.1)	0.3
Balance, end of year	$14.1	$13.4	$17.9

Goodwill and Other Intangible Assets

Goodwill represents the excess of the fair value of consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. In accordance with ASC 350, Intangibles–Goodwill and Other, goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and more frequently if events or circumstances indicate that the carrying value of a reporting unit may not be recoverable.

We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. Goodwill is evaluated for impairment either under a qualitative or a quantitative assessment approach, which depends on the facts and circumstances of a reporting unit, consideration of the estimated excess of a reporting units’ fair value over its carrying amount, and changes in the business environment.

When performing a qualitative assessment, we consider factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other relevant events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not that a reporting units’ fair value is less than its carrying value, a quantitative goodwill impairment test is performed which relies upon significant judgments and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, operating margins and on the selection of guideline public companies.

When performing a quantitative goodwill impairment test, the reporting unit carrying value is compared to its fair value. Goodwill is deemed impaired if, and the impairment loss is recognized for the amount by which, the reporting unit carrying value exceeds its fair value.

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

Cash

Cash and cash equivalents consist of highly liquid instruments which have original maturities of three months or less when purchased. Restricted cash represents cash on hand that is legally restricted as to withdrawal or usage. Restricted cash includes $9.4 million on deposit with an escrow agent related to our acquisition of Trax USA Corp. (“Trax”) in March 2023 and $0.9 million required to be set aside by a contractual agreement to provide servicing related to receivable securitization arrangements.

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

The following is a summary of inventories:

	May 31,
	2024	2023
Aircraft and engine parts, components and finished goods	$580.3	$488.9
Raw materials and parts	114.1	59.6
Work-in-process	38.7	25.6
	$733.1	$574.1

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

In conjunction with the termination of a PBH contract, we evaluated future cash flows related to the rotable assets supporting that fleet type and recognized asset impairment charges of $2.3 million in fiscal 2022. In conjunction with the exit from certain product lines, we recognized rotable asset impairment charges of $1.0 million in fiscal 2022.

Future rent due to us under long-term leases during each of the next five fiscal years is $15.4 million in 2025, $12.8 million in 2026, $10.3 million in 2027, $6.1 million in 2028, and $0.7 million in 2029.

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

Debt Issuance Costs

Debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct reduction to the carrying amount of the related debt.

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

During fiscal 2024, we incurred severance costs of $0.5 million at our landing gear overhaul facility to align the workforce with the current production requirements impacting approximately 65 employees. Affected employees received lump-sum severance payments based on years of service with all payments completed in fiscal 2024.

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

Supplemental Information on Cash Flows

Supplemental information on cash flows is as follows:

	For the Year Ended
	May 31,
	2024	2023	2022
Interest paid	$31.9	$11.1	$2.1
Income taxes paid	42.4	35.7	23.9
Income tax refunds	0.6	1.3	3.8

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

During fiscal 2024, treasury stock decreased $20.3 million reflecting the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, of $21.7 million and restricted stock activity of $3.7 million partially offset by the repurchase of 0.1 million common shares for $5.1 million.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is required to be applied on a retrospective basis to all periods presented. We expect ASU 2023-07 to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disclosure of specific categories in the income tax rate reconciliation. ASU 2023-09 also requires disclosure of additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. New ASU 2023-09 disclosures should be applied on a prospective basis. We expect ASU 2023-07 to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

2. Acquisitions

Acquisition of Triumph Group’s Product Support Business

On March 1, 2024, we completed the acquisition of Triumph Group, Inc.’s Product Support business (“Product Support”) for a purchase price of $725.0 million subject to customary post-closing adjustments for cash, working capital and indebtedness. Product Support is a leading global provider of specialized MRO capabilities for critical aircraft components in the commercial and defense markets, providing MRO services for structural components, engine and airframe accessories, interior refurbishment and wheels and brakes. Product Support also designs proprietary designated engineering representative repairs and parts manufacturer approval parts.

Product Support’s results are reported within our Repair & Engineering segment. The purchase price was paid at closing and was funded with debt financing. Transaction costs associated with the acquisition of $21.0 million were expensed as incurred within Selling, general and administrative expenses in fiscal 2024.

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

We accounted for the acquisition using the acquisition method and included the results of Product Support’s operations in our consolidated financial statements from the effective date of the acquisition. Our consolidated sales and net income for the year ended May 31, 2024 includes $73.0 million and $6.8 million, respectively, from the Product Support acquisition.

The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about their acquisition date fair values.  Since the acquisition was only recently completed, the allocation of the purchase price is preliminary and will likely change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those primarily related to working capital, rotable assets, property and equipment, intangible assets, and taxes.  The final determination of the fair values will be completed within the one-year measurement period.

The preliminary fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$42.2
Contract assets	19.1
Inventory	68.3
Rotable assets	21.0
Property & equipment	36.1
Intangible assets	179.0
Investment in joint venture	17.9
Other assets	4.3
Accounts payable	(21.6)
Other liabilities	(18.6)
Net assets acquired	347.7
Goodwill	375.2
Purchase price, net of cash acquired	$722.9

Acquired amortizable intangible assets include customer relationships of $95.7 million and developed technology of $83.3 million which are being amortized over 12.5 years and 20 years, respectively. The goodwill associated with the Product Support acquisition is deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including facility rationalization, complementary products and services, cross-selling opportunities, in-sourcing repair services and intangible assets that do not qualify for separate recognition, such as their assembled workforce.

As part of our integration activities, we are consolidating our facility footprint which includes closing our Garden City, New York component repair facility and relocating those operations to certain Product Support facilities. During fiscal 2024, we recognized $0.5 million of facility closure costs including severance and other related costs. We expect to have the transition of the facility’s operations completed in fiscal 2026.

The unaudited financial information in the table below summarizes our combined results of operations inclusive of Product Support on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2023. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal periods.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The unaudited pro forma financial information for the years ended May 31, 2024 and 2023 includes the business combination accounting effects primarily related to the amortization expense from acquired intangible assets, interest expense from the related debt financing, acquisition-related transaction costs, and related tax effects.

	For the Year Ended May 31,
	2024	2023
Sales	$2,523.0	$2,239.2
Net income	56.0	48.6

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

The contingent consideration is based on an adjusted revenue target and requires certain of the former owners’ continued employment through December 31, 2024, and is treated as compensation expense within Selling, general and administrative expenses. The adjusted revenue target is based on revenue recognized under U.S. GAAP adjusted for certain events related to deferred revenue, customer commitments, and other adjustments. Compensation expense recognized in fiscal 2024 and 2023 were $6.3 million and $1.1 million, respectively.

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

4. Goodwill and Other Intangible Assets, Net

During the first quarter of fiscal 2024, our chief operating decision maker (“CODM”) implemented changes in how he organizes the business, allocates resources, and assesses performance. Specifically, this new structure resulted in the separation of our former Aviation Services segment into three new operating segments: Parts Supply, Repair & Engineering, and Integrated Solutions.

As of May 31, 2023, we had three reporting units, which included two in our former Aviation Services segment (Aviation Supply Chain and MRO) and one comprised of our Expeditionary Services segment. Subsequent to the segment change, each of our operating segments was comprised of a single reporting unit as the former Aviation Supply Chain reporting unit was separated into Parts Supply and Integrated Solutions reporting units. Effective as of the beginning of fiscal 2024, the Aviation Supply Chain goodwill of $115.6 million was re-assigned to the new reporting units based on their relative fair values with $38.9 million assigned to Parts Supply and $76.7 million assigned to Integrated Solutions. We performed qualitative impairment assessments for the impacted reporting units immediately before and after the reassignment and determined no impairment existed.

Changes in the carrying amount of goodwill by segment for fiscal 2024 are as follows:

	Parts	Repair &	Integrated	Expeditionary
	Supply	Engineering	Solutions	Services	Total
Balance as of May 31, 2023	$38.9	$41.4	$76.7	$18.8	$175.8
Triumph acquisition	—	375.2	—	—	375.2
Trax acquisition	—	—	3.3	—	3.3
Foreign currency translation adjustments	—	—	0.5	—	0.5
Balance as of May 31, 2024	$38.9	$416.6	$80.5	$18.8	$554.8

We utilized the qualitative assessment approach for all reporting units which considers general economic conditions, industry specific performance, changes in reporting unit carrying values, and assumptions used in the most recent fair value calculation. We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at May 31, 2024, and thus no impairment charges were recorded.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2024
		Accumulated
	Gross	Amortization	Net
Amortizable intangible assets:
Customer relationships	$136.2	$(11.0)	$125.2
Developed technology	105.3	(2.3)	103.0
	241.5	(13.3)	228.2
Unamortized intangible assets:
Trademarks	7.2	—	7.2
	$248.7	$(13.3)	$235.4

	May 31, 2023
		Accumulated
	Gross	Amortization	Net
Amortizable intangible assets:
Customer relationships	$40.5	$(5.8)	$34.7
Developed technology	22.0	(0.2)	21.8
	62.5	(6.0)	56.5
Unamortized intangible assets:
Trademarks	7.2	—	7.2
	$69.7	$(6.0)	$63.7

Customer relationships are being amortized over 12-20 years and developed technology is being amortized over 20 years. Amortization expense recorded during fiscal 2024, 2023 and 2022 was $7.3 million, $1.3 million, and $1.1 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next four fiscal years is $16.2 million per year and $15.8 million in fiscal 2029.

5. Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2025, but, the Purchase Agreement may be terminated earlier under certain circumstances. The term of the Purchase Agreement is automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheets.

Receivables sold under the Purchase Agreement during fiscal 2024, 2023, and 2022 were $144.4 million, $171.6 million, and $283.3 million, respectively. Amounts remitted to the Purchaser on its behalf during fiscal 2024, 2023, and 2022 were $143.5 million, $173.8 million, and $306.9 million, respectively. As of May 31, 2024 and May 31, 2023, we had collected cash of $0.9 million and $1.3 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Consolidated Statements of Income. During fiscal 2024, 2023, and 2022, we incurred discounts on the sale of our receivables and other fees of $ 0.7 million, $ 0.6 million, and $0.3 million, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

6. Financing Arrangements

Debt Outstanding

A summary of the carrying amount of our debt is as follows:

	May 31,
	2024	2023
Revolving Credit Facility with interest payable monthly	$447.0	$272.0
Senior Notes	550.0	—
Debt issuance costs, net	(11.6)	(2.3)
Long-term debt	$985.4	$269.7

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

Borrowings outstanding under the Amended Revolving Credit Facility at May 31, 2024 were $447.0 million and there were approximately $10.9 million of outstanding letters of credit, which reduced the availability of this facility to $367.1 million.

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

At May 31, 2024, our variable and fixed rate debt had a fair value that approximates their carrying values and is classified as Level 3 in the fair value hierarchy as their fair values are determined based upon one or more significant unobservable inputs.

At May 31, 2024, we were in compliance with the financial and other covenants in our financing agreements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Borrowing activity under the Credit Agreement during fiscal 2024, 2023 and 2022 is as follows:

	For the Year Ended May 31,
	2024	2023	2022
Maximum amount borrowed	$577.0	$350.0	$124.5
Average daily borrowings	386.3	210.2	105.9
Average interest rate during the year	6.69%	5.11%	1.09%

We also have $ 9.4 million available under foreign lines of credit as of May 31, 2024.

7. Equity

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

Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee’s employment terminates for any reason other than death, disability or retirement. Under the 2013 Stock Plan, we have granted a total of 6,291,628 shares, and there were 2,268,156 shares available for grant as of May 31, 2024.

Stock Options

During fiscal 2024, 2023, and 2022, we granted stock options with respect to 141,545 shares, 221,900 shares and 144,815 shares, respectively. The weighted average fair value per share of stock options granted during fiscal 2024, 2023 and 2022 was $25.31, $17.61 and $13.42, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Stock Options Granted In Fiscal Year
	2024	2023	2022
Risk-free interest rate	4.1%	3.1%	0.8%
Expected volatility of common stock	42.3%	42.2%	41.6%
Dividend yield	0.0%	0.0%	0.8%
Expected option term in years	5.1	5.2	5.3

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

A summary of stock option activity for the three years ended May 31, 2024 consisted of the following (shares in thousands):

	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,573	$33.24	2,045	$29.86	2,612	$28.34
Granted	142	58.27	222	41.88	145	37.84
Exercised	(706)	30.67	(631)	25.31	(686)	25.53
Cancelled	(5)	48.40	(63)	33.25	(26)	36.17
Outstanding at end of year	1,004	$38.49	1,573	$33.24	2,045	$29.86
Options exercisable at end of year	696	$33.95	1,018	$35.09	1,189	$33.57

The weighted-average remaining term (in years) for options outstanding at the end of the year was 6.4 years, 6.2 years, and 6.7 years at May 31, 2024, 2023, and 2022, respectively. The weighted-average remaining term (in years) for options exercisable at the end of the year was 5.5 years, 5.2 years, and 5.7 years at May 31, 2024, 2023, and 2022, respectively.

The total fair value of stock options that vested during fiscal 2024, 2023, and 2022 was $3.3 million, $3.6 million, and $4.3 million, respectively. The total intrinsic value of stock options exercised during fiscal 2024, 2023, and 2022 was $22.5 million, $15.5 million, and $14.4 million, respectively. The aggregate intrinsic value of options outstanding was $32.7 million and $26.6 million as of May 31, 2024 and 2023, respectively.

Expense recognized in Selling, general and administrative expenses for stock options during fiscal 2024, 2023, and 2022 was $3.0 million, $3.5 million, and $3.8 million, respectively. As of May 31, 2024, we had $3.7 million of unrecognized compensation expense related to stock options that will be expensed over an average period of 1.7 years.

Restricted Stock

We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock. The fair value of restricted shares is the market value of our common stock on the date of grant. The performance-based awards are contingent upon the achievement of certain objectives, which generally include cumulative income, average return on capital, and relative total shareholder return over a three-year performance period. Performance-based restricted shares of 81,100, 74,660, and 43,010 were granted to executives and key employees during fiscal 2024, 2023 and 2022, respectively. Time-based restricted shares of 111,018, 93,450, and 260,742 were granted to executives and key employees during fiscal 2024, 2023, and 2022, respectively. We also award time-based restricted stock to our non-employee directors as part of their annual compensation. Time-based restricted shares of 23,888, 28,851, and 32,307 were granted to members of the Board of Directors during fiscal 2024, 2023, and 2022, respectively.

Restricted share activity during fiscal 2024 was as follows (shares in thousands):

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2023	572	$43.92
Granted	192	57.53
Vested	(125)	24.56
Forfeited	(3)	46.58
Nonvested at May 31, 2024	636	48.84

Expense recognized in Selling, general and administrative expenses for all restricted share programs during fiscal 2024, 2023, and 2022 was $12.3 million, $10.0 million, and $4.4 million, respectively. As of May 31, 2024 we had $12.9 million of unearned compensation related to restricted shares that will be expensed over a weighted average period of 1.5 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

8. Income Taxes

The provision for income tax on income from continuing operations includes the following components:

	For the Year Ended
	May 31,
	2024	2023	2022
Current:
Federal	$21.0	$25.9	$11.0
State	4.0	2.9	2.6
Foreign	7.5	4.8	4.3
	32.5	33.6	17.9
Deferred	(20.5)	(2.2)	8.7
	$12.0	$31.4	$26.6

The reconciliation from the U.S. federal statutory income tax rate of 21.0% to our effective income tax rate is as follows:

	For the Year Ended
	May 31,
	2024	2023	2022
Provision for income tax at the federal statutory rate	21.0%	21.0%	21.0%
Pension settlement	(8.6)	—	—
Tax benefit from stock-based compensation	(5.1)	(2.0)	(2.0)
Non-deductible compensation	4.4	2.8	1.1
State income taxes, net of federal benefit	5.0	2.6	4.9
Other	3.9	1.5	0.3
Effective income tax rate	20.6%	25.9%	25.3%

Income before provision for income taxes includes the following components:

	For the Year Ended
	May 31,
	2024	2023	2022
Domestic	$14.6	$87.7	$77.1
Foreign	43.7	33.5	28.0
	$58.3	$121.2	$105.1

Our foreign earnings are comprised primarily of the results of our operations in Canada and Europe.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Deferred tax assets and liabilities result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes. Our deferred tax assets and liabilities consist of the following components:

	May 31,
	2024	2023
Deferred tax assets:
Operating lease liabilities	$25.6	$17.8
Employee and retirement benefits	9.0	8.0
State net operating losses	6.2	6.9
Other	6.9	4.4
Total deferred tax assets	47.7	37.1
Deferred tax liabilities:
ROU operating lease assets	(26.5)	(18.6)
Intangible assets	(24.9)	(27.3)
Tangible assets	(15.2)	(19.5)
Other	(5.0)	(5.3)
Total deferred tax liabilities	(71.6)	(70.7)
Net deferred tax liabilities	$(23.9)	$(33.6)

As of May 31, 2024, we have determined that the realization of our deferred tax assets is more likely than not and that a valuation allowance is not required. Our net operating losses have carry forward periods that range from 5 to 20 years. Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the majority of the deferred tax assets.

Income tax receivable was $13.2 million and $6.8 million at May 31, 2024 and 2023, respectively, and was included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.

Our federal income tax returns for fiscal years 2021 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

9. Earnings Per Share

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following tables provide a reconciliation of the computations of basic and diluted earnings per share information for each of the years in the three-year period ended May 31, 2024 (shares in millions).

	For the Year Ended
	May 31,
	2024	2023	2022
Basic and Diluted EPS:
Income from continuing operations	$46.3	$89.8	$78.5
Less income attributable to participating shares	(0.5)	(1.1)	(0.6)
Income from continuing operations attributable to common stockholders	45.8	88.7	77.9
Income from discontinued operations attributable to common stockholders	—	0.4	0.2
Net income attributable to common stockholders for earnings per share	$45.8	$89.1	$78.1

Weighted average common shares outstanding – basic	35.1	34.7	35.6
Additional shares from assumed exercise of stock options	0.3	0.4	0.4
Weighted average common shares outstanding – diluted	35.4	35.1	36.0

Earnings per share – basic:
Earnings from continuing operations	$1.30	$2.55	$2.19
Income from discontinued operations	—	0.01	0.01
Earnings per share - basic	$1.30	$2.56	$2.20

Earnings per share – diluted:
Earnings from continuing operations	$1.29	$2.52	$2.16
Income from discontinued operations	—	0.01	0.01
Earnings per share - diluted	$1.29	$2.53	$2.17

At May 31, 2024, no stock options were determined to be anti-dilutive. At May 31, 2023 and 2022, respectively, the potential dilutive effect of 197,300 and 229,800 shares of common stock were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the year then ended.

10. Employee Benefit Plans

Defined Benefit Plans

Prior to January 1, 2000, the pension plan for substantially all domestic salaried and non-union hourly employees (“U.S. Retirement Plan”) had a benefit formula based primarily on years of service and compensation. Effective January 1, 2000, we converted the U.S. Retirement Plan to a cash balance pension plan with the retirement benefit expressed as a dollar amount in an account that grew with annual pay-based credits and interest on the account balance. Effective June 1, 2005, the U.S. Retirement Plan was frozen and the annual pay-based credits were discontinued.

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

Effective May 31, 2022, our Union and U.S. Retirement Plans were merged (collectively, the “Merged U.S. Plan”).

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

During the three-month period ended August 31, 2023, we settled all future obligations under the Merged U.S. Plan. The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of the remaining benefit obligations to a third-party insurance company under group annuity contracts. The purchase of the group annuity contracts was funded directly by assets of the Merged U.S. Plan and required no additional cash or asset contributions from us. As a result of the settlements, we recognized a non-cash, pre-tax pension settlement charge of $26.7 million ($16.1 million after-tax) related to the accelerated recognition of all unamortized net actuarial losses in Accumulated other comprehensive loss.

Surplus plan assets remained after the settlement and have been primarily used to fund certain contributions associated with one of our qualified 401(k) plans. Surplus plan assets not used for these 401(k) contributions would be subject to a 20% excise tax upon withdrawal. As of May 31, 2024, our Consolidated Balance Sheet included $5.1 million of remaining surplus plan assets. We expect to utilize $3.6 million in fiscal 2025 to fund our non-elective, discretionary contributions to the 401(k) plan. This amount is presented within Prepaid expenses and other current assets our Consolidated Balance Sheet with the remainder of the surplus plan assets presented within Other non-current assets.

We also have a defined benefit pension plan covering certain employees in the Netherlands (“Netherlands Plan”). Benefit formulas are generally based on years of service and compensation. Effective January 1, 2022, the Netherlands Plan was frozen and any benefits subsequent to that date are earned by participants in a multi-employer defined contribution plan with the premiums charged to us determined by the third-party pension fund who administers the multi-employer plan. Pension expense in fiscal 2024, 2023, and 2022 for this defined contribution plan was $1.3 million, $1.2 million, and $0.5 million, respectively.

The change to our projected benefit obligation and the fair value of our plan assets for our Netherlands plan for the two years ended May 31, 2024 was as follows:

	For the Year Ended May 31,
	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$51.3	$56.4
Service cost	0.2	0.2
Interest cost	1.9	1.5
Net actuarial loss ( gain)	0.4	(4.6)
Benefits and administrative payments	(2.0)	(1.5)
Foreign currency translation adjustment	0.9	(0.7)
Projected benefit obligation at end of year	$52.7	$51.3

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$50.2	$57.2
Actual return on plan assets	2.2	(4.8)
Benefits and administrative payments	(2.0)	(1.5)
Foreign currency translation adjustment	1.0	(0.7)
Fair value of plan assets at end of year	$51.4	$50.2
Funded status at end of year	$(1.3)	$(1.1)
Accumulated other comprehensive loss	$6.8	$6.3
Accumulated benefit obligation	$50.6	$48.6

The funded status of our Netherlands plan is recognized in Other liabilities on our Consolidated Balance Sheets.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Net Periodic Benefit Cost

Pension benefit charged to the Consolidated Statements of Income for our Netherlands plan includes the following components:

	For the Year Ended May 31,
	2024	2023	2022
Service cost	$0.2	$0.2	$1.2
Interest cost	1.9	1.5	1.0
Expected return on plan assets	(2.4)	(2.1)	(2.5)
Recognized net actuarial loss	—	—	0.2
	$(0.3)	$(0.4)	$(0.1)

The non-service cost components above are classified in Other income (expense), net on the Consolidated Statements of Income.

Assumptions

The assumptions used in accounting for the Netherlands Plan are estimates of factors including, among other things, the amount and timing of future benefit payments. The discount rate was determined by discounting the expected future benefit payments and settlements for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date and solving for the single equivalent discount rate that resulted in the same projected benefit obligation.

The discount rate assumptions used in the measurement of the Netherlands projected benefit obligations were 3.60% and 3.70% at May 31, 2024 and 2023, respectively. The discount rate assumptions used to determine the Netherlands Plan net periodic pension expense were 3.70%, 2.80%, and 1.20% for fiscal 2024, 2023, and 2022, respectively. The expected long-term rate of return on Netherlands Plan assets were 4.80%, 3.90%, and 3.30% for fiscal 2024, 2023, and 2022, respectively.

Plan Assets

The assets of the Netherlands Plan are primarily invested in funds-of-funds where each fund holds a portfolio of equity and fixed income mutual funds. To develop our expected rate of return assumption, we use long-term historical return information for our targeted asset mix and current market conditions as of the measurement date. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption.

The following table sets forth by level, within the fair value hierarchy, the Netherlands Plan assets at their fair value as of May 31, 2024:

	Level 2(1)	Level 3(2)	Total
Funds-of-funds	$40.7	$—	$40.7
Insurance annuities	—	10.7	10.7
	$40.7	$10.7	$51.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Netherlands Plan assets at their fair value as of May 31, 2023:

	Level 2(1)	Level 3(2)	Total
Funds-of-funds	$39.9	$—	$39.9
Insurance annuities	—	10.3	10.3
	$39.9	$10.3	$50.2
(1)	Inputs other than quoted prices in active markets for identical assets that are directly observable for the asset or indirectly observable through corroboration with observable market data.
(2)	Unobservable inputs, such as internally developed pricing models or third party valuations for the asset due to little or no market activity for the asset.

The entirety of the change in Level 3 pension assets is attributable to the return on the assets

Valuation Techniques Used to Determine Fair Value

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

Future Benefit Payments and Funding

The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
						2030 to
	2025	2026	2027	2028	2029	2034
Estimated future pension payments	$2.1	$2.2	$2.2	$2.3	$2.3	$12.0

For our Netherlands Plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $0.4 million to our pension plans during fiscal 2025.

U.S. Defined Contribution Plans

Our U.S. defined contribution plans are intended to qualify as a 401(k) plans under the Internal Revenue Code. Employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits and we may make matching contributions up to 6% of employee compensation. For participants hired prior to January 1, 2020, retirement contributions (based upon a participant’s age plus service) ranging from 0.5% to 4.0%, may also be contributed to a participant’s account at our discretion. Our contributions vest on a pro-rata basis during the first three years of employment.

We also maintain a non-qualified retirement plan that makes up 401(k) benefits that would otherwise be lost as a result of Internal Revenue Code limits and provides additional employer contributions for certain executives and key employees to supplement the benefits provided by the defined contribution plans.

Expense recognized in the Consolidated Statements of Income for our matching contributions during fiscal 2024, 2023, and 2022 was $8.5 million, $7.5 million, and $7.3 million, respectively. Expense recognized in the Consolidated Statements of Income for our non-elective, discretionary contributions during fiscal 2024, 2023, and 2022 was $3.7 million, $3.8 million, and $0.2 million, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

11. Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for each of the years in the three-year period ended May 31, 2024 were as follows (all amounts are net of tax):

	Currency
	Translation
	Adjustments	Pension Plans	Total
Balance as of June 1, 2021	$3.9	$(22.2)	$(18.3)
Other comprehensive loss before reclassifications	(6.7)	4.6	(2.1)
Amounts reclassified from AOCL	—	0.8	0.8
Total other comprehensive income (loss)	(6.7)	5.4	(1.3)
Balance as of May 31, 2022	(2.8)	(16.8)	(19.6)
Other comprehensive income (loss) before reclassifications	(2.9)	0.7	(2.2)
Amounts reclassified from AOCL	—	(1.7)	(1.7)
Total other comprehensive income (loss)	(2.9)	(1.0)	(3.9)
Balance as of May 31, 2023	(5.7)	(17.8)	(23.5)
Other comprehensive income before reclassifications	0.2	(0.3)	(0.1)
Amounts reclassified from AOCL	—	14.8	14.8
Total other comprehensive income	0.2	14.5	14.7
Balance as of May 31, 2024	$(5.5)	$(3.3)	$(8.8)

12. Other Non-current Assets

At May 31, 2024 and 2023, other non-current assets consisted of the following:

	May 31,
	2024	2023
License fees, net	$51.8	$39.6
Investments in joint ventures	35.8	16.6
Contract assets	24.6	27.5
Assets under deferred compensation plan	18.9	15.2
Debt and equity investments	14.4	11.4
Pension assets	1.5	8.7
Other	8.6	8.8
	$155.6	$127.8

Investment in Indian Joint Venture

Our investments in joint ventures include $10.1 million for our 40% ownership interest in a joint venture in India to operate an airframe maintenance facility at May 31, 2024. We guarantee 40% of the Indian joint venture’s debt and have recognized a guarantee liability of $9.4 million as of May 31, 2024. Each of the partners in the Indian joint venture also has a loan to the joint venture proportionate to its equity ownership. In addition to the net equity investment of $6.5 million, our investment in the Indian joint venture includes $3.6 million for our loan to the joint venture as of May 31, 2024.

We account for our share of the earnings or losses of the Indian joint venture using the equity method with a reporting lag of two months, as the financial statements of the Indian joint venture are not completed on a timely basis that is sufficient for us to apply the equity method on a current basis. Our share of the Indian joint venture’s gains (losses) for fiscal 2024, 2023, and 2022 were $0.2 million, $(2.7) million, and $(1.8) million, respectively. We are currently evaluating a potential exit from our investment in the Indian joint venture.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Investment in AAR Sumisho Aviation Services (ASAS)

Our investments in joint ventures include a 50% ownership interest in a joint venture to provide aviation aftermarket supply chain solutions to Japanese defense and global commercial markets. Each of the partners in the ASAS joint venture have provided financial guarantees to third - parties to guarantee the payments for ASAS’s financing arrangements, including inventory purchases. No liabilities have been recognized on the outstanding guarantees. We are unable to estimate our maximum exposure under these guarantees as they are largely dependent on the volume of inventory purchase orders outstanding.

Our sales to the ASAS joint venture, including service fees earned by us on providing support to the ASAS joint venture, were $4.9 million, $1.5 million, and $1.0 million for fiscal 2024, 2023, and 2022, respectively.

Investments in Aircraft Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During fiscal 2024, 2023, and 2022, we were paid $1.6 million, $1.0 million, and $1.1 million, respectively, for such services.

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

In September 2022, we entered into another amendment of our agreement with Unison to include a one-year extension of the termination date to December 31, 2032, an $18.0 million license fee paid in September 2022, and an increase to the fixed percentage of annual license fees for our net sales of Unison products. The September 2022 payment of $18.0 million relates to specific product lines and is being amortized on a straight-line basis over the non-cancellable license period applicable to these product lines. As of May 31, 2024, the unamortized balance of the license is $33.0 million.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

13. Leases

We lease land, facilities, offices, vehicles, and equipment. We determine at inception whether an arrangement that provides us control over the use of an asset is a lease. ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets at lease commencement date based on the present value of the future minimum lease payments over the lease term. Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. We estimate our incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

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

The summary of our operating lease cost is as follows:

	For the Year Ended May 31,
	2024	2023	2022
Operating lease cost	$23.9	$20.3	$20.8
Short-term lease cost	6.6	5.9	2.2
Variable lease cost	5.4	3.2	9.2
	$35.9	$29.4	$32.2

With the exception of a land lease for one of our airframe maintenance facilities that expires in 2108, our operating leases expire at various dates through 2045.  Excluding leases related to our discontinued operations, maturities of our operating lease payments as of May 31, 2024 are as follows:

2025	$16.7
2026	12.8
2027	10.8
2028	9.8
2029	7.4
Thereafter	88.8
Total undiscounted payments	146.3
Less: Imputed interest	(52.8)
Present value of minimum lease payments	93.5
Less: Operating lease liabilities – current	(13.2)
Operating lease liabilities – non-current	$80.3

The current portion of operating lease liabilities are presented within Accrued liabilities on our Consolidated Balance Sheets.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Excluding leases related to our discontinued operations, our weighted-average remaining lease term and weighted-average discount rate are as follows:

	May 31,
	2024	2023
Remaining lease term	12.0 years	6.9 years
Discount rate	5.9%	3.8%

Supplemental cash flow information related to leases was as follows:

	For the Year Ended May 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$16.4	$14.5	$14.1
Operating lease liabilities arising from obtaining ROU assets	42.0	4.5	9.5

14. Commitments

We enter into purchase obligations, which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $527.5 million in 2025, $98.3 million in 2026, $27.0 million in 2027, $2.4 million in 2028 and $0.8 million in 2029.

We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2024 was approximately $22.5 million which includes $12.9 million related to a guarantee of 40% of the outstanding debt of our Indian joint venture.

15. Government Subsidies

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

Other countries have enacted legislation similar to the CARES Act to provide relief and stimulus measures to assist companies in mitigating the financial impact from COVID-19 and supporting their employees.  In fiscal 2023 and 2022, our foreign subsidiaries recognized subsidies of $1.6 million and $4.9 million, respectively, from foreign governments which have been deducted from the related expenses on our Consolidated Statements of Income.

We have a government grant that is used to support job training and workforce development costs at one of our U.S. airframe maintenance facilities.  For this grant, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $1.5 million and $0.2 million, respectively, in fiscal 2024.  In fiscal 2023, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $2.4 million and $0.3 million, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

16. Sale of Composites Business

On August 31, 2020, we completed the sale of our aerostructures and aerospace products operations located in Clearwater, Florida and Sacramento, California (“Composites”). The Composites business was formerly included in our Expeditionary Services segment.

We recognized a loss on the sale of the Composites business of $19.5 million in the first quarter of fiscal 2021. In the fourth quarter of fiscal 2021, the post-closing working capital adjustment was finalized resulting in an additional loss of $0.7 million. The sale also included contingent consideration of up to $6.5 million based on the achievement of sales targets over a three-year period subsequent to the sale. We recognized a charge of $1.3 million in the three-month period ended November 30, 2021 to reflect the fair value of the contingent consideration at zero as it was unlikely the sales targets would be achieved.

17. Business Segment Information

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

Our operating segments are comprised of:

●	Parts Supply, primarily consisting of our sales of used serviceable engine and airframe parts and components and distribution of new parts;
●	Repair & Engineering, primarily consisting of our maintenance, repair, and overhaul services across airframes and components, including landing gear;
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense , U.S. Department of State, and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations with sales derived from the engineering, design, integration, and manufacture of pallets, shelters, and containers.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Selected financial information for each segment is as follows:

	For the Year Ended May 31, 2024
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$967.0	$8.6	$975.6
Repair & Engineering	640.1	87.8	727.9
Integrated Solutions	641.9	0.9	642.8
Expeditionary Services	69.9	—	69.9
	$2,318.9	$97.3	$2,416.2

	For the Year Ended May 31, 2023
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$818.4	$19.3	$837.7
Repair & Engineering	533.4	79.8	613.2
Integrated Solutions	546.9	0.2	547.1
Expeditionary Services	91.8	—	91.8
	$1,990.5	$99.3	$2,089.8

	For the Year Ended May 31, 2022
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$678.3	$53.2	$731.5
Repair & Engineering	470.7	54.1	524.8
Integrated Solutions	596.8	0.1	596.9
Expeditionary Services	74.2	0.3	74.5
	$1,820.0	$107.7	$1,927.7

	For the Year Ended May 31,
	2024	2023	2022

Segment operating income:
Parts Supply	$109.8	$93.7	$74.8
Repair & Engineering	52.5	35.3	29.1
Integrated Solutions	23.9	30.5	21.4
Expeditionary Services	3.5	7.7	9.2
	189.7	167.2	134.5
Corporate and other	(60.5)	(33.3)	(27.6)
Operating income	129.2	133.9	106.9
Pension settlement charge	(26.7)	—	—
Losses related to sale and exit of business	(2.8)	(0.7)	(1.7)
Other income (expense), net	(0.4)	(0.8)	2.2
Interest expense	(43.2)	(12.2)	(2.4)
Interest income	2.2	1.0	0.1
Income from continuing operations before income taxes	$58.3	$121.2	$105.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	May 31,
	2024	2023
Total assets:
Parts Supply	$732.8	$587.6
Repair & Engineering	1,235.4	433.4
Integrated Solutions	542.1	583.4
Expeditionary Services	79.1	67.0
Corporate and discontinued operations	180.6	161.7
	$2,770.0	$1,833.1

	For the Year Ended May 31,
	2024	2023	2022
Capital expenditures:
Parts Supply	$0.8	$2.2	$2.0
Repair & Engineering	11.9	15.1	12.8
Integrated Solutions	5.2	5.7	1.4
Expeditionary Services	8.5	6.1	1.0
Corporate and other	3.3	0.4	0.1
	$29.7	$29.5	$17.3

	For the Year Ended May 31,
	2024	2023	2022
Depreciation and amortization:[1]
Parts Supply	$8.4	$6.2	$6.8
Repair & Engineering	12.2	7.6	8.8
Integrated Solutions	17.4	11.9	15.6
Expeditionary Services	1.5	1.5	1.6
Corporate	17.0	14.2	8.5
	$56.5	$41.4	$41.3
1	Includes amortization of stock-based compensation.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The U.S. Department of Defense, U.S. Department of State, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years. Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2024	2023	2022
Parts Supply	$99.3	$111.0	$106.7
Repair & Engineering	61.0	48.5	56.2
Integrated Solutions	356.6	340.2	394.5
Expeditionary Services	59.2	77.3	62.6
	$576.1	$577.0	$620.0
Percentage of total sales	24.8%	29.0%	34.1%

Sales across the major customer markets for each of our operating segments were as follows:

	For the Year Ended May 31,
	2024	2023	2022
Parts Supply:
Commercial	$800.6	$645.0	$510.7
Government and defense	166.4	173.4	167.6
	$967.0	$818.4	$678.3
Repair & Engineering:
Commercial	$574.1	$478.5	$407.0
Government and defense	66.0	54.9	63.7
	$640.1	$533.4	$470.7
Integrated Solutions:
Commercial	$257.1	$197.0	$163.9
Government and defense	384.8	349.9	432.9
	$641.9	$546.9	$596.8
Expeditionary Services:
Commercial	$6.1	$8.3	$2.2
Government and defense	63.8	83.5	72.0
	$69.9	$91.8	$74.2

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Geographic Data

Sales by geographic region for the fiscal years ended May 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended May 31,
	2024	2023	2022
Parts Supply:
North America	$532.1	$493.3	$414.0
Europe/Africa	252.9	190.8	144.9
Asia	146.4	108.9	88.0
Other	35.6	25.4	31.4
	$967.0	$818.4	$678.3
Repair & Engineering:
North America	$572.1	$488.6	$438.7
Europe/Africa	40.6	25.2	20.6
Other	27.4	19.6	11.4
	$640.1	$533.4	$470.7
Integrated Solutions:
North America	$536.0	$461.7	$493.5
Europe/Africa	78.0	51.4	58.2
Other	27.9	33.8	45.1
	$641.9	$546.9	$596.8
Expeditionary Services:
North America	$68.6	$89.6	$74.0
Other	1.3	2.2	0.2
	$69.9	$91.8	$74.2

	May 31,
	2024	2023
Long-lived assets:
United States	$1,174.6	$559.9
Europe	90.9	78.5
Other	114.9	96.8
	$1,380.4	$735.2

Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries) were approximately $770.0 million (33.2% of sales), $588.6 million (29.6% of sales) and $484.5 million (26.6% of sales) in fiscal 2024, 2023 and 2022, respectively

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

18. Legal Proceedings and Other Matters

We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business. We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

Russian Bankruptcy Litigation

During calendar years 2016 and 2017, certain subsidiaries of the Company purchased  four engines from VIM-AVIA Airlines, LLC (“VIM-AVIA”), a company organized in Russia. Subsequent to the purchase of the engines, VIM-AVIA declared bankruptcy in Russian courts, and shortly thereafter the receiver of the VIM-AVIA bankruptcy estate and one of the major creditors of VIM-AVIA filed a claw-back action in the Arbitration Court of the Russian Republic of Tartarstan (the “Russian Trial Court”) against our subsidiaries alleging that the contracts entered into with VIM-AVIA in the 2016-2017 timeframe are invalid. The clawback action alleged that our subsidiaries owe the VIM-AVIA bankruptcy estate approximately $13 million, the alleged fair market value of the four engines at the time of sale. In March 2023, the Russian Trial Court awarded a $1.8 million judgment against the Company relating to one engine, and dismissed all the other claims against the Company relating to the three remaining engines. The Company recognized a corresponding charge of $1.8 million in the third quarter of fiscal 2023. The Company thereafter appealed the $1.8 million judgment entered against it by the Russian Trial Court. The receiver and the creditor thereafter appealed to the Russian Trial Court’s judgment dismissing their claims relating to the remaining three engines.

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

On October 25, 2023, the Company petitioned the Russian Court of Cassation for leave to obtain the Russian Court of Cassation’s appellate review of the Russian Appellate Court’s order of September 26, 2023. On November 13, 2023, the Russian Court of Cassation granted the Company’s petition. On January 31, 2024, the Russian Court of Cassation (i) reversed the Russian Appellate Court’s order of September 26, 2023; (ii) vacated in its entirety the judgment that had been entered by the Russian Appellate Court on September 26, 2023; and (iii) remanded the clawback action to the Russian Appellate Court to determine whether certain extraordinary circumstances specified by the Russian Cassation Court existed warranting the invalidation of the disputed contracts and the entry of an adverse judgment against the Company. In July 2024, the Russian Appellate Court issued its ruling, similar to the adverse judgment it entered on September 26, 2023, invalidating the disputed contracts in the amount of approximately $13 million.

The Company will continue to strongly dispute all claims asserted in the clawback action, and intends to appeal the July 2024 ruling of the Russian Appellate Court. The Company believes that the Russian Appellate Court’s adverse ruling was a result of, among other things, a hostile business and legal environment for foreign companies in Russia, which has been caused by developments in the Russia/Ukraine conflict, including the imposition of a range of sanctions and export controls on Russian entities and individuals by the U.S. and its North Atlantic Treaty Organization allies. The Company’s ability to satisfy the judgment, in whole or in part, or to otherwise settle the receiver’s claims may be restricted by the Company’s obligation to comply with U.S. trade restrictions likely applicable to undisclosed creditors of the VIM-AVIA bankruptcy estate. Although there can be no assurances, the Company also believes it would have strong defenses to any attempt that may be made to recognize and enforce outside of Russia any adverse judgment that may be entered against it in further proceedings before the Russian courts. As of May 31, 2024, our Consolidated Balance Sheet included a total liability for the matter of $13.0 million classified as long-term in Other liabilities.

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

Self-Reporting of Potential Foreign Corrupt Practices Act Violations

The Company retained outside counsel to investigate possible violations of the Company’s Code of Conduct, the U.S. Foreign Corrupt Practices Act, and other applicable laws, relating to the Company’s activities in Nepal and South Africa.  Based on these investigations, in fiscal 2019, we self-reported these matters to the U.S. Department of Justice (“DoJ”), the U.S. Securities and Exchange Commission and the UK Serious Fraud Office.  The Company is fully cooperating with the reviews by these agencies, although we are unable at this time to predict what action, if any, they may take.

Enforcement Proceeding in Nepal

The Company became aware via news reports that Nepal’s Commission for Investigation of Abuse of Authority (“CIAA”) apparently initiated a criminal proceeding in April 2024 against over 35 entities and individuals, including AAR International, Inc., a subsidiary of the Company. The charges allege violations of Nepalese public procurement law and are related to the same transactions in Nepal in 2016 to 2017 that the Company previously self-reported to U.S. and U.K. authorities, as described above. The proceeding also names a former AAR International, Inc. employee, as well as John Holmes in his capacity as president of AAR International, Inc. at the time of the alleged conduct. Neither AAR International, Inc. nor Mr. Holmes has been served personally by the CIAA, though a June 3, 2024 summons published in the Nepalese press purported to instruct all named individuals and entities to appear before the Special Court in Nepal within 30 days.

AAR International, Inc. does not accept or admit these charges, and neither AAR International, Inc. nor Mr. Holmes intends to appear before the Special Court for several reasons including because the Company believes that any proceedings before the Special Court would lack appropriate due process protections.  Although there can be no assurance, the Company does not believe that these charges (or the outcome of these proceedings if the CIAA proceeds with these charges in absentia) will have a material adverse effect on the Company’s operations, financial position and cash flows.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of May 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2024, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 31, 2024 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  However, under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquired businesses from management's report on internal control over financial reporting for the first year subsequent to acquisition.  Accordingly, in making its assessment of internal control over financial reporting as of May 31, 2024, management excluded the internal control activities of the acquisition of the Product Support business which constituted approximately 3.1% of total sales and 28.2% of total assets as of and for the year ended May 31, 2024.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2024.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AAR CORP.:

Opinion on Internal Control Over Financial Reporting

We have audited AAR CORP. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated July 18, 2024 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Triumph Group, Inc.'s Product Support business during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2024, Triumph Group, Inc.'s Product Support business’s internal control over financial reporting associated with 3.1% of total sales and 28.2% of total assets included in the consolidated financial statements of the Company as of and for the year ended May 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Triumph Group, Inc.'s Product Support business.

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

/s/ KPMG LLP

Chicago, Illinois
July 18, 2024

ITEM 9B.OTHER INFORMATION

During the three months ended May 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption “Information about Our Director Nominees and Our Continuing Directors” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

The information required by this item regarding the Executive Officers of the Company appears under the caption “Information about our Executive Officers” in Part I, Item 1 above.

The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an “audit committee financial expert” is incorporated by reference to the information contained under the caption “The Board’s Role and Responsibilities – Role and Responsibilities of the Board Committees” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

The information required by this item regarding our Code of Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption “Board Practices and Policies – Code of Conduct” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

The information required by this item regarding our insider trading policy and procedures is incorporated by reference to the information contained under the caption “Insider Trading, Anti-Hedging and Anti-Pledging Policies” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption “Director Nominations and Qualifications” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation” and “Director Compensation” of our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption “Stock Ownership Information” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information contained under the captions “Director Independence” and “Board Practices and Policies – Related Person Transaction Policy” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

(a) (3) Exhibits

	Index		Exhibits

2.	Plan of Acquisition	2.1+

Securities and Asset Purchase Agreement by and among AAR CORP., Triumph Group, Inc., Triumph Aftermarket Services Group, LLC, Triumph Group Acquisition Corp., Triumph Group Acquisition Holdings, Inc., and Trident Group Operations, Inc., dated December 21, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2023)

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

4.5

Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank National Association, as Trustee dated as of December 1, 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010)

4.6

Base Indenture, dated as of March 1, 2024, by and between the Escrow Issuer and the Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2024)

		4.7	Form of 6.750% Senior Note due 2029 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2024)

4.8

First Supplemental Indenture, dated as of March 1, 2024, by and among the Company, the Note Guarantors and the Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 1, 2024)

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.

10.	Material Contracts	10.1*

AAR CORP. Directors’ Retirement Plan, dated April 14, 1992 (incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992), amended May 26, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000) and April 10, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001)

10.2*

AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective July 13, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020)

10.3*

First Amendment dated December 5, 2023 to AAR CORP. Supplemental Key Employee Retirement Plan, as Amended and Restated effective July 13, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2024)

10.4*

AAR CORP. Nonemployee Directors’ Deferred Compensation Plan, as Amended and Restated effective July 10, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019)

		10.5*	Form of Fiscal 2024 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023)

Index		Exhibits

	10.6*	Form of Split Dollar Insurance Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006)

	10.7*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008)

10.8*

AAR CORP. 2013 Stock Plan as amended and restated effective July 13, 2020 (reflecting amendments since July 13, 2020) (incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed on August 8, 2023)

	10.9*	Third Amendment to the AAR CORP. 2013 Stock Plan (as amended and restated effective July 13, 2020) dated March 19, 2024 (filed herewith)

	10.10*	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020)

	10.11*	First Amendment to Form of Severance and Change in Control Agreement dated March 19, 2024 (filed herewith)

10.12

Credit Agreement dated December 14, 2022 among AAR CORP., Wells Fargo, N.A., as administrative agent, and the various financial institutions party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023)

10.13

Revolver Amendment, dated as of March 1, 2024, by and among the Company, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2024)

10.14

Purchase Agreement dated February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2018)

10.15

First Amendment to Purchase Agreement dated as of May 22, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

10.16

Second Amendment to Purchase Agreement dated as of October 25, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020)

Index		Exhibits

10.17

Third Amendment to Purchase Agreement dated as of October 7, 2020 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020)

10.18

Amendment dated December 23, 2021 to Purchase Agreement dated as of February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2022)

10.19*

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

10.20*

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

	Index		Exhibits

		10.26

Payroll Support Agreement dated July 30, 2020 by and between AAR Aircraft Services, Inc., Aviation Maintenance Staffing, Inc., AAR Landing Gear LLC, and the United States Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2020)

		10.27*	Form of AAR CORP. Fiscal 2022 Special Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2022)

		10.28*	Form of AAR CORP. Fiscal 2022 Special Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2022)

		10.29*	Form of AAR CORP. Fiscal 2022 Special Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 25, 2022)

		10.30*	Form of AAR CORP. Fiscal 2024 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023)

		10.31*

Form of AAR CORP. Fiscal 2024 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023)

		10.32*	Form of AAR CORP. Fiscal 2024 Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023)

		10.33*

Form of AAR CORP. Fiscal 2024 Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023)

		10.34*	Form of Fiscal 2025 Director Restricted Stock Agreement (filed herewith)

19.	Insider Trading Policies and Procedures	19.1	AAR CORP. Insider Trading Policy (filed herewith)

21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith)

23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.		31.1	Section 302 Certification dated July 18, 2024 of John M. Holmes, Chairman, President and Chief Executive Officer of Registrant (filed herewith)

		31.2	Section 302 Certification dated July 18, 2024 of Sean M. Gillen, Senior Vice President and Chief Financial Officer of Registrant (filed herewith)

32.		32.1	Section 906 Certification dated July 18, 2024 of John M. Holmes, Chairman, President and Chief Executive Officer of Registrant (filed herewith)

		32.2	Section 906 Certification dated July 18, 2024 of Sean M. Gillen, Senior Vice President and Chief Financial Officer of Registrant (filed herewith)

	Index		Exhibits

97	Policy Relating to Recovery of Erroneously Awarded Compensation	97.1	AAR CORP. Compensation Recoupment Policy effective October 2, 2023 (filed herewith)

101.		101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2024 and 2023, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2024, 2023, and 2022, (iii)  Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2024, 2023, and 2022, (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2024 and (vi) Notes to Consolidated Financial Statements.**

104.	Cover Page Interactive Data File	104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

+ Excludes certain portions of the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the omitted portions will be furnished to the Securities and Exchange Commission upon request.

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

AAR CORP.
(Registrant)

Date: July 18, 2024	BY:	/s/ JOHN M. HOLMES
John M. Holmes
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
July 18, 2024
/s/ JOHN M. HOLMES	Chairman, President and Chief Executive Officer
John M. Holmes	(Principal Executive Officer)

/s/ SEAN M. GILLEN	Senior Vice President and Chief Financial Officer
Sean M. Gillen	(Principal Financial Officer)

/s/ ERIC S. PACHAPA	Vice President, Controller and Chief Accounting
Eric S. Pachapa	Officer (Principal Accounting Officer)

/s/ ANTHONY K. ANDERSON	Director
Anthony K. Anderson

/s/ MICHAEL R. BOYCE	Director
Michael R. Boyce

/s/ JOHN W. DIETRICH	Director
John W. Dietrich

/s/ JEFFREY N. EDWARDS	Director
Jeffrey N. Edwards

/s/ ROBERT F. LEDUC	Director
Robert F. Leduc

/s/ ELLEN M. LORD	Director
Ellen M. Lord

/s/ DUNCAN J. MCNABB	Director
Duncan J. McNabb

/s/ BILLY NOLEN	Director
Billy Nolen

/s/ PETER PACE	Director
Peter Pace

/s/ JENNIFER L. VOGEL	Director
Jennifer L. Vogel

/s/ MARC J. WALFISH	Director
Marc J. Walfish