Form 10-Q
period 2024-08-31
AAR CORP
filed 2024-09-24
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2024

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

As of August 31, 2024 there were 35,907,686 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2024

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2024 and May 31, 2024

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2024	2024
	(Unaudited)
Current assets:
Cash and cash equivalents	$49.3	$85.8
Restricted cash	13.8	10.3
Accounts receivable, less allowances of $14.3 and $14.1, respectively	310.9	287.2
Contract assets	147.9	123.2
Inventories	748.2	733.1
Rotable assets and equipment on or available for short-term lease	70.4	81.5
Assets of discontinued operations	9.0	9.9
Prepaid expenses and other current assets	77.4	58.6
Total current assets	1,426.9	1,389.6

Property, plant, and equipment, net of accumulated depreciation of $285.9 and $280.0, respectively	161.5	171.7

Other assets:
Goodwill	552.6	554.8
Intangible assets, net of accumulated amortization of $17.4 and $13.3, respectively	231.3	235.4
Rotable assets supporting long-term programs	170.8	166.3
Operating lease right-of-use assets, net	93.4	96.6
Other non-current assets	146.8	155.6
	1,194.9	1,208.7
	$2,783.3	$2,770.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2024 and May 31, 2024

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2024	2024
	(Unaudited)
Current liabilities:
Accounts payable	$257.5	$238.0
Accrued liabilities	200.8	219.3
Liabilities of discontinued operations	8.6	9.6
Total current liabilities	466.9	466.9

Long-term debt	981.0	985.4
Operating lease liabilities	78.9	80.3
Deferred tax liabilities	24.0	23.9
Other liabilities	22.3	23.7
	1,106.2	1,113.3

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	––	––
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	490.4	493.9
Retained earnings	974.9	956.9
Treasury stock, 9,393,100 and 9,606,820 shares at cost, respectively	(293.1)	(297.5)
Accumulated other comprehensive loss	(7.3)	(8.8)
Total equity	1,210.2	1,189.8
	$2,783.3	$2,770.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended August 31, 2024 and 2023

(Unaudited)

(In millions, except share data)

	Three Months Ended
	August 31,
	2024	2023
Sales:
Sales from products	$376.6	$337.5
Sales from services	285.1	212.2
	661.7	549.7
Cost of sales:
Cost of products	320.8	273.8
Cost of services	223.7	174.6
	544.5	448.4
Gross profit	117.2	101.3
Provision for credit losses	0.2	0.4
Selling, general, and administrative	75.9	74.7
Earnings (Loss) from joint ventures	2.3	(0.9)
Operating income	43.4	25.3
Pension settlement charge	—	(26.7)
Losses related to sale and exit of business	(0.1)	(0.7)
Other expense, net	(0.1)	—
Interest expense	(18.8)	(5.8)
Interest income	0.5	0.4
Income (Loss) before income taxes	24.9	(7.5)
Income tax expense (benefit)	6.9	(6.9)
Net income (loss)	$18.0	$(0.6)

Earnings (Loss) per share – basic and diluted	$0.50	$(0.02)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2024 and 2023

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2024	2023
Net income (loss)	$18.0	$(0.6)
Other comprehensive income, net of tax:
Currency translation adjustments	1.5	0.5
Pension and other post-retirement plans, net of tax	—	14.9
Other comprehensive income, net of tax	1.5	15.4
Comprehensive income	$19.5	$14.8

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2024 and 2023

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2024	2023
Cash flows used in operating activities:
Net income (loss)	$18.0	$(0.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14.2	8.4
Stock-based compensation expense	5.0	4.3
Pension settlement charge	—	26.7
Loss (Earnings) from joint ventures	(2.3)	0.9
Provision for credit losses	0.2	0.4
Deferred tax benefit	—	(4.6)
Changes in certain assets and liabilities:
Accounts receivable	(23.7)	(40.5)
Contract assets	(24.5)	(12.3)
Inventories	(14.8)	(39.8)
Prepaid expenses and other current assets	(8.5)	(8.8)
Rotable assets supporting long-term programs	(6.5)	(1.0)
Accounts payable	19.4	64.2
Accrued and other liabilities	(10.9)	(10.0)
Deferred revenue on long-term programs	0.1	(4.3)
Other	15.7	(1.5)
Net cash used in operating activities – continuing operations	(18.6)	(18.5)
Net cash used in operating activities - discontinued operations	—	(0.2)
Net cash used in operating activities	(18.6)	(18.7)
Cash flows used in investing activities:
Property, plant, and equipment expenditures	(7.9)	(9.1)
Acquisition	2.9	—
Other	(0.3)	(2.5)
Net cash used in investing activities – continuing operations	(5.3)	(11.6)
Cash flows provided by (used in) financing activities:
Short-term borrowings (repayments), net	(5.0)	35.0
Stock compensation activity	(4.1)	3.7
Net cash provided by (used in) financing activities – continuing operations	(9.1)	38.7
Increase (Decrease) in cash, cash equivalents, and restricted cash	(33.0)	8.4
Cash, cash equivalents, and restricted cash at beginning of period	96.1	81.8
Cash, cash equivalents, and restricted cash at end of period	$63.1	$90.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2024 and 2023

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2024	$45.3	$493.9	$956.9	$(297.5)	$(8.8)	$1,189.8
Net income	—	—	18.0	—	—	18.0
Stock option activity	—	0.9	—	0.2	—	1.1
Restricted stock activity	—	(4.4)	—	4.2	—	(0.2)
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance, August 31, 2024	$45.3	$490.4	$974.9	$(293.1)	$(7.3)	$1,210.2

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2023	$45.3	$484.5	$910.6	$(317.8)	$(23.5)	$1,099.1
Net loss	—	—	(0.6)	—	—	(0.6)
Stock option activity	—	(0.3)	—	7.0	—	6.7
Restricted stock activity	—	(2.4)	—	3.7	—	1.3
Other comprehensive income, net of tax	—	—	—	—	15.4	15.4
Balance, August 31, 2023	$45.3	$481.8	$910.0	$(307.1)	$(8.1)	$1,121.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

1. Basis of Presentation

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” or “our,” unless the context indicates otherwise. The accompanying Condensed Consolidated Financial Statements include the accounts of AAR and its subsidiaries after elimination of intercompany accounts and transactions.

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of May 31, 2024 has been derived from audited financial statements. To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of August 31, 2024, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended August 31, 2024 and 2023, the Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2024 and 2023, and the Condensed Consolidated Statement of Changes in Equity for the three-month periods ended August 31, 2024 and 2023. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Acquisitions

Acquisition of Triumph Group’s Product Support Business

On March 1, 2024, we completed the acquisition of Triumph Group, Inc.’s Product Support business (“Product Support”) for an initial purchase price of $725.0 million. The post-closing adjustments for cash, working capital and indebtedness were resolved in the first quarter of fiscal 2025 resulting in a $2.9 million reduction in the purchase price. Product Support is a leading global provider of specialized maintenance, repair, and overhaul (“MRO”) capabilities for critical aircraft components in the commercial and defense markets, providing MRO services for structural components, engine and airframe accessories, interior refurbishment and wheels and brakes. Product Support also designs proprietary designated engineering representative repairs and parts manufacturer approval parts.

Product Support’s results are reported within our Repair & Engineering segment. The purchase price was paid at closing and was funded with debt financing. Transaction costs associated with the acquisition of $21.0 million were expensed as incurred within Selling, general and administrative expenses in fiscal 2024.

In connection with the acquisition, we secured commitments for a bridge financing facility (the “Bridge Facility”). No amounts were drawn under the Bridge Facility, which was terminated on March 1, 2024 upon securing permanent debt financing and closing the acquisition. We expensed $6.1 million within Interest expense in fiscal 2024 for the fees associated with the Bridge Facility.

We accounted for the acquisition using the acquisition method and included the results of Product Support’s operations in our consolidated financial statements from the effective date of the acquisition. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about their acquisition date fair values. The allocation of the purchase price is preliminary and will likely change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those primarily related to working capital, rotable assets, property and equipment, and taxes. The final determination of the fair values will be completed within the one-year measurement period.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

The preliminary fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$42.2
Contract assets	19.1
Inventory	68.3
Rotable assets	21.0
Property & equipment	36.1
Intangible assets	179.0
Investment in joint venture	17.9
Other assets	4.3
Accounts payable	(21.6)
Other liabilities	(18.6)
Net assets acquired	347.7
Goodwill	372.3
Purchase price, net of cash acquired	$720.0

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

As part of our integration activities, we are consolidating our facility footprint which includes closing our Garden City, New York component repair facility and relocating those operations to certain Product Support facilities. We expect to have the transition of the facility’s operations completed in fiscal 2026. During the three-month period ended August 31, 2024, we recognized $1.5 million of integration expenses including facility closure costs, severance and other costs.

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

The contingent consideration is based on an adjusted revenue target and requires certain of the former owners’ continued employment through December 31, 2024, and is treated as compensation expense within Selling, general and administrative expenses. The adjusted revenue target is based on revenue recognized under U.S. GAAP adjusted for certain events related to deferred revenue, customer commitments, and other adjustments. We recognized compensation expense of $1.5 million and $1.4 million in the three-month periods ended August 31, 2024 and 2023, respectively.

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

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

4. Revenue Recognition

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

August 31, 2024

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

For the three-month period ended August 31, 2024, we recognized favorable cumulative catch-up adjustments of $2.4 million. For the three-month period ended August 31, 2023, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $3.0 million and $(2.5) million, respectively.

Contract Assets and Liabilities

The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. For instances where we recognize revenue prior to having an unconditional right to payment, we record a

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

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

Net contract assets and liabilities are as follows:

	August 31,	May 31,
	2024	2024	Change
Contract assets – current	$147.9	$123.2	$24.7
Contract assets – non-current	23.1	24.6	(1.5)
Contract liabilities:
Deferred revenue – current	(22.3)	(14.7)	(7.6)
Deferred revenue on long-term contracts	(5.9)	(7.2)	1.3
Net contract assets	$142.8	$125.9	$16.9

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

During fiscal 2024, we experienced delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults during the second quarter of fiscal 2024 to request payment and reserve our rights under our agreements. In the fourth quarter of fiscal 2024, we terminated a power-by-the-hour (“PBH”) program with this customer which resulted in a net termination charge of $4.8 million. The charge included a reduction in contract assets and revenue of $7.8 million and the establishment of repair reserves of $2.5 million partially offset by a $5.5 million gain recognized from the customer’s obligation to purchase the rotable assets we utilized to perform the PBH services. In conjunction with the termination for default, the customer is obligated to purchase the rotable assets for $20.9 million. The rotable assets are classified as assets held for sale and the carrying value of the assets is presented within Prepaid assets and other current assets on our Condensed Consolidated Balance Sheet.

We currently expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Condensed Consolidated Balance Sheet as of August 31, 2024 included accounts receivable of $13.2 million, including $6.8 million past due, and contract assets of $11.2 million related to this customer.

During the first quarter of fiscal 2025, our Mobility business received a stop-work order from our U.S. Government customer on the Next Generation Pallet contract as the program was terminated for convenience by the customer. Under the conditions for the termination for convenience, we have the right to submit a proposal for recovery of our incurred costs. In conjunction with the termination, we expensed equipment and inventory of $12.7 million and recognized a contract asset of $9.5 million reflecting the estimated recovery on our incurred costs. We expect to submit our proposal to the customer in calendar year 2024.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Changes in our deferred revenue were as follows for the three-month periods ended August 31, 2024 and 2023:

	Three Months Ended
	August 31,
	2024	2023
Deferred revenue at beginning of period	$(21.9)	$(32.4)
Revenue deferred	(84.4)	(66.8)
Revenue recognized	74.2	61.1
Other(1)	3.9	1.0
Deferred revenue at end of period	$(28.2)	$(37.1)
(1)Other includes cumulative catch-up adjustments, foreign currency translation, and other adjustments.

Remaining Performance Obligations

As of August 31, 2024, we had approximately $725 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 65% of this backlog will be recognized as revenue over the next 12 months, an additional 25% of the firm backlog over the following 12 months, and the balance thereafter. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

Disaggregation of Revenue

Third-party sales across the major customer markets for each of our operating segments for the three-month periods ended August 31, 2024 and 2023 were as follows:

	Three Months Ended
	August 31,
	2024	2023
Parts Supply:
Commercial	$210.4	$206.0
Government and defense	39.3	30.8
	$249.7	$236.8

Repair & Engineering
Commercial	$191.2	$121.6
Government and defense	26.4	15.9
	$217.6	$137.5

Integrated Solutions:
Commercial	$70.0	$62.8
Government and defense	98.9	93.5
	$168.9	$156.3

Expeditionary Services:
Commercial	$1.3	$2.1
Government and defense	24.2	17.0
	$25.5	$19.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Consolidated sales by geographic region for the three-month periods ended August 31, 2024 and 2023 were as follows:

	Three Months Ended
	August 31,
	2024	2023
U.S./Canada	$473.4	$408.9
Europe/Africa	108.8	91.4
Asia/South Pacific	64.0	41.2
Other	15.5	8.2
	$661.7	$549.7

5. Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	August 31,	May 31,
	2024	2024
U.S. Government contracts:
Trade receivables	$31.8	$34.4
Unbilled receivables	13.7	9.4
	45.5	43.8
All other customers:
Trade receivables	246.3	216.1
Unbilled receivables	19.1	27.3
	265.4	243.4
	$310.9	$287.2

6. Accounting for Stock-Based Compensation

Restricted Stock

In the three-month period ended August 31, 2024, as part of our annual long-term stock incentive compensation, we granted 124,200 shares of performance-based restricted stock and 72,955 shares of time-based restricted stock to eligible employees. The grant date fair value per share for these shares was $67.02 (the closing price per share of our common stock on the grant date). We also granted 19,010 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $70.99 (the closing price per share of our common stock on the grant date).

Expense charged to operations for restricted stock during each of the three-month periods ended August 31, 2024 and 2023 was $4.1 million and $3.4 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Stock Options

In July 2023, as part of our annual long-term stock incentive compensation, we granted 157,310 stock options to eligible employees at an exercise price per share of $67.02 and grant date fair value per share of $25.51. The fair value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.2%
Expected volatility of common stock	36.0%
Dividend yield	0.0%
Expected option term in years	4.9

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2024 and 2023 was $0.2 million and $7.6 million, respectively. Expense charged to operations for stock options during the three-month periods ended August 31, 2024 and 2023 was $0.9 million and $0.9 million, respectively.

7. Inventories

The summary of inventories is as follows:

	August 31,	May 31,
	2024	2024
Aircraft and engine parts, components and finished goods	$594.9	$580.3
Raw materials and parts	112.2	114.1
Work-in-process	41.1	38.7
	$748.2	$733.1

8. Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2024	2023
Interest paid	$9.0	$5.3
Income taxes paid	5.2	6.7
Income tax refunds received	0.1	—
Operating lease liabilities arising from obtaining or re-measuring ROU assets	0.8	6.9

9. Sale of Receivables

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

During the three-month periods ended August 31, 2024 and 2023, we sold $50.9 million and $35.0 million, respectively, of receivables under the Purchase Agreement and remitted $35.6 million and $34.1 million, respectively, to the Purchaser on their behalf. As of August 31, 2024 and May 31, 2024, we had collected cash of $4.3 million and $0.9 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other income, net on our Condensed Consolidated Statements of Operations. We incurred discounts on the sale of our receivables of $0.3 million and $0.2 million during the three-month periods ended August 31, 2024 and 2023, respectively.

10. Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2024	2024
Amended Revolving Credit Facility with interest payable monthly	$442.0	$447.0
Senior Notes	550.0	550.0
Debt issuance costs, net	(11.0)	(11.6)
Long-term debt	$981.0	$985.4

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

Borrowings outstanding under the Amended Revolving Credit Facility at August 31, 2024 were $442.0 million and there were approximately $9.6 million of outstanding letters of credit, which reduced the availability of this facility to $373.4 million.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Senior Notes

On March 1, 2024, we issued $550.0 million aggregate principal amount of 6.75% Senior Notes due 2029 (the “Notes”) to fund a portion of the purchase price for the acquisition of the Product Support business. The Notes were issued pursuant to an indenture (the “Base Indenture”), dated as of March 1, 2024, between us and Wilmington Trust, National Association (the “Trustee”), as trustee, and a First Supplemental Indenture, dated as of March 1, 2024 (together with the Base Indenture, the “Indenture”), among us, the Note Guarantors (as defined below) and the Trustee.

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

At August 31, 2024, our variable and fixed rate debt had a fair value that approximates their carrying values and is classified as Level 3 in the fair value hierarchy as their fair values are determined based upon one or more significant unobservable inputs.

At August 31, 2024, we were in compliance with the financial and other covenants in our financing agreements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

11. Other Non-current Assets

Investment in Indian Joint Venture

Our investments in joint ventures include a 40% ownership interest in a joint venture in India to operate an airframe maintenance facility. We also guaranteed 40% of the Indian joint venture’s debt and each of the partners in the Indian joint venture have a loan to the joint venture proportionate to its equity ownership.

During the first quarter of fiscal 2025, we executed a Share Purchase Agreement with our Indian joint venture partners whereby we agreed to sell our equity to those partners for $0.1 million conditional on the repayment of our loan and the release of our guarantee of the Indian joint venture’s debt. During the first quarter of fiscal 2025, we were released from our debt guarantee obligations and de-recognized the related $9.4 million guarantee liability. In the second quarter of fiscal 2025, we received $2.1 million reflecting the principal value of our shareholder loan. In conjunction with these transactions and the Share Purchase Agreement, we recognized a gain of $1.4 million related to our exit from the joint venture.

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

Our sales to the ASAS JV, including service fees earned by us on providing support to the ASAS JV, were $1.7 million and $0.2 million during the three-month periods ended August 31, 2024 and 2023, respectively.

Investments in Aircraft Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During the three-month periods ended August 31, 2024 and 2023, we received $0.5 million and $0.4 million, respectively, for such services.

12. Earnings per Share

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

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three-month periods ended August 31, 2024 and 2023 is as follows:

	Three Months Ended
	August 31,
	2024	2023
Basic and Diluted EPS:
Net income (loss)	$18.0	$(0.6)
Less income attributable to participating shares	(0.2)	—
Net income attributable to common shareholders for earnings per share	17.8	$(0.6)

Weighted Average Shares:
Weighted average common shares outstanding – basic	35.2	34.7
Additional shares from assumed exercise of stock options	0.4	0.4
Weighted average common shares outstanding – diluted	35.6	35.1

Earnings (Loss) per share – basic and diluted	$0.50	$(0.02)

At August 31, 2024, no stock options were determined to be anti-dilutive. The potential dilutive effect of 57,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month period ended August 31, 2023 as the shares would have been anti-dilutive.

13. Defined Benefit Pension Settlement

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

Surplus plan assets remained after the settlement and have been primarily used to fund certain contributions associated with one of our qualified 401(k) plans. Surplus plan assets not used for these 401(k) contributions would be subject to a 20% excise tax upon withdrawal. As of August 31, 2024, our Condensed Consolidated Balance Sheet included $4.3 million of remaining surplus plan assets. We expect to utilize $3.6 million over the next twelve months to fund our non-elective, discretionary contributions to the 401(k) plan. This amount is presented within Prepaid expenses and other current assets our Condensed Consolidated Balance Sheet with the remainder of the surplus plan assets presented within Other non-current assets.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

14. Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended August 31, 2024 and 2023 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2024	$(5.5)	$(3.3)	$(8.8)
Other comprehensive income	1.5	—	1.5
Balance at August 31, 2024	$(4.0)	$(3.3)	$(7.3)

Balance at June 1, 2023	$(5.7)	$(17.8)	$(23.5)
Other comprehensive loss before reclassifications	0.5	—	0.5
Amounts reclassified from AOCL	—	14.9	14.9
Total other comprehensive income	0.5	14.9	15.4
Balance at August 31, 2023	$(5.2)	$(2.9)	$(8.1)

15. Business Segment Information

Our operating segments are comprised of:

●	Parts Supply, primarily consisting of our sales of used serviceable engine and airframe parts and components and distribution of new parts;
●	Repair & Engineering, primarily consisting of our maintenance, repair, and overhaul services across airframes and components, including landing gear;
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense, U.S. Department of State, and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations with sales derived from the engineering, design, integration, and manufacture of pallets, shelters, and containers.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2024. Cost of sales consists principally of the cost of products, including material used in manufacturing operations, direct labor, and overhead.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Selected financial information for each segment is as follows:

	Three Months Ended August 31, 2024
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$249.7	$2.5	$252.2
Repair & Engineering	217.6	22.6	240.2
Integrated Solutions	168.9	0.3	169.2
Expeditionary Services	25.5	—	25.5
	$661.7	$25.4	$687.1

	Three Months Ended August 31, 2023
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$236.8	$0.8	$237.6
Repair & Engineering	137.5	19.5	157.0
Integrated Solutions	156.3	1.1	157.4
Expeditionary Services	19.1	—	19.1
	$549.7	$21.4	$571.1

The following table reconciles segment operating income to income from continuing operations before provision for income taxes:

	Three Months Ended
	August 31,
	2024	2023
Segment operating income:
Parts Supply	$30.1	$15.1
Repair & Engineering	21.1	9.1
Integrated Solutions	7.7	7.7
Expeditionary Services	(1.7)	1.3
	57.2	33.2
Corporate and other	(13.8)	(7.9)
	43.4	25.3
Pension settlement charge	—	(26.7)
Losses related to sale and exit of business	(0.1)	(0.7)
Other income, net	(0.1)	—
Interest expense	(18.8)	(5.8)
Interest income	0.5	0.4
Income (Loss) before income taxes	$24.9	$(7.5)

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

16. Legal Proceedings

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

On July 11, 2024, the Russian Appellate Court issued its full ruling, similar to the adverse judgment it entered on September 26, 2023, invalidating the disputed contracts in the amount of approximately $13 million. On August 9, 2024, the Company appealed the July 11, 2024 ruling to the Russian Court of Cassation. On September 19, 2024, the Russian Court of Cassation held a hearing on the Company’s appeal, which was postponed to October 2, 2024.

The Company will continue to strongly dispute all claims asserted in the clawback action. The Company believes that the Russian Appellate Court’s adverse ruling was a result of, among other things, a hostile business and legal environment for foreign companies in Russia, which has been caused by developments in the Russia/Ukraine conflict, including the imposition of a range of sanctions and export controls on Russian entities and individuals by the U.S. and its North Atlantic Treaty Organization allies. The Company’s ability to satisfy the judgment, in whole or in part, or to otherwise settle the receiver’s claims may be restricted by the Company’s obligation to comply with U.S. trade restrictions likely applicable to undisclosed creditors of the VIM-AVIA bankruptcy estate. Although there can be no assurances, the Company also believes it would have strong defenses to any attempt that may be made to recognize and enforce outside of Russia any adverse judgment that may be entered against it in further proceedings before the Russian courts. As of August 31, 2024, our Consolidated Balance Sheet included a liability for the matter of $13.0 million classified as long-term in Other liabilities.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

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

Self-Reporting of Potential Foreign Corrupt Practices Act Violations

The Company retained outside counsel to investigate possible violations of the Company’s Code of Conduct, the U.S. Foreign Corrupt Practices Act (“FCPA”), and other applicable laws, relating to the Company’s activities in Nepal and South Africa. Based on these investigations, in fiscal 2019, we self-reported these matters to the U.S. Department of Justice, the SEC and the UK Serious Fraud Office. The Company is fully cooperating with the reviews by these agencies, although we are unable at this time to predict what action, if any, they may take.

A former employee of AAR International, Inc. and an employee of a former business partner have each pleaded guilty to one count of conspiracy to violate the FCPA in connection with the matters under investigation in Nepal and South Africa.

While it is reasonably possible that we will incur a loss related to the investigations, we are unable to estimate the range of loss.

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

Discussion of Results of Operations

	Three Months Ended August 31,
	2024	2023	% Change
Sales:
Commercial	$472.9	$392.5	20.5%
Government and defense	188.8	157.2	20.1%
	$661.7	$549.7	20.4%

Gross Profit:
Commercial	$92.8	$75.6	22.8%
Government and defense	24.4	25.7	(5.1)%
	$117.2	$101.3	15.7%

Gross Profit Margin:
Commercial	19.6%	19.3%
Government and defense	12.9%	16.3%
Consolidated	17.7%	18.4%

Consolidated sales for the first quarter of fiscal 2025 increased $112.0 million, or 20.4%, over the prior year quarter primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $80.4 million, or 20.5%, over the prior year quarter primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 and strong demand and volume growth in our Parts Supply segment from new parts distribution. Our consolidated sales to government customers increased $31.6 million, or 20.1%, primarily due to the Product Support acquisition and volume growth in our Parts Supply segment from new parts distribution activities.

In addition, our Mobility business received a stop-work order from our U.S. Government customer on the Next Generation Pallet contract as the program was terminated for convenience by the customer in the first quarter of fiscal 2025. In conjunction with the termination, we recognized sales of $9.5 million reflecting the estimated recovery on our incurred costs.

Consolidated cost of sales increased $96.1 million, or 21.4%, over the prior year quarter which was largely in line with the consolidated sales increase of 20.4% discussed above.

Consolidated gross profit for the first quarter of fiscal 2025 increased $15.9 million, or 15.7%, over the prior year quarter. Gross profit on sales to commercial customers increased $17.2 million, or 22.8%, over the prior year quarter due to strong demand and volume growth for both new parts and used serviceable material. Gross profit margin on sales to commercial customers increased to 19.6% from 19.3% in the prior year quarter primarily from our actions to reduce both our fixed and variable cost structure.

Gross profit on sales to government customers decreased $1.3 million, or 5.1%, from the prior year quarter. Gross profit on sales to government customers decreased primarily due to the impact from the termination of the Next Generation Pallet contract. Gross profit margin on sales to government customers decreased to 12.9% from 16.3% primarily due to the contract termination.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $1.2 million, or 1.6%, over the prior year quarter primarily due to increased costs of $3.9 million related to the previously disclosed FCPA investigations, amortization and acquisition-related expenses of $3.5 million related to the Product Support acquisition and other investments to support our sales growth across both our commercial and government markets. These increases were partially offset by the recognition of a charge for $11.2 million in the prior year quarter related to an unfavorable Russian court judgment.

As a percent of sales, selling, general and administrative expenses decreased to 11.5% from 13.6% in the prior year primarily due to the operating leverage from the acquisition of the Product Support business.

Operating Income

Operating income increased $18.1 million, or 71.5%, over the prior year quarter primarily due to the recognition of the $11.2 million charge in the prior year quarter related to the unfavorable Russian court judgment.

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

Interest Expense

Interest expense increased $13.0 million in the first quarter of fiscal 2025 reflecting the impact of both higher interest rates and higher average borrowings used to fund investments in the business, including our acquisition of Product Support businesses in the fourth quarter of fiscal 2024. Our average borrowing rate was 6.80% in the first quarter of fiscal 2025 compared to 6.47% in the prior year quarter.

Income Taxes

Our effective income tax rate for continuing operations was 27.7% for the first quarter of fiscal 2025 compared to a tax benefit of (92.0)% in the prior year quarter. The increase in the effective tax rate was primarily attributable to the deferred tax benefit recognized in conjunction with the pension settlement in the prior year quarter.

Operating Segment Results of Operations

Three-Month Periods Ended August 31, 2024 and 2023

Parts Supply Segment

	Three Months Ended August 31,
	2024	2023	% Change
Third-party sales	$249.7	$236.8	5.4%
Operating income	30.1	15.1	99.3%
Operating margin	12.1%	6.4%

Sales in the Parts Supply segment increased $12.9 million, or 5.4%, over the prior year quarter primarily due to a $30.6 million increase in sales in our new parts distribution activities from increased demand and growth from new and expanded distribution agreements. Whole asset sales in our aftermarket parts trading activities decreased $24.2 million in the first quarter of fiscal 2025 from the prior year quarter.

Operating income in the Parts Supply segment increased $15.0 million, or 99.3%, from the prior year quarter, primarily due to the recognition of the $11.2 million charge related to an unfavorable Russian court judgment in the prior year quarter.

Repair & Engineering Segment

	Three Months Ended August 31,
	2024	2023	% Change
Third-party sales	$217.6	$137.5	58.3%
Operating income	21.1	9.1	131.9%
Operating margin	9.7%	6.6%

Sales in the Repair & Engineering segment increased $80.1 million, or 58.3%, over the prior year quarter primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 which contributed sales of $74.9 million inclusive of repair services transferred from our Garden City, New York location as part of our integration activities. In addition, sales increased $7.9 million at our airframe maintenance facilities.

Operating income in the Repair & Engineering segment increased $12.0 million, or 131.9%, over the prior year quarter primarily due to the Product Support acquisition. Operating margin increased to 9.7% from 6.6% in the prior year quarter, reflecting the favorability of the higher margin Product Support business.

Integrated Solutions Segment

	Three Months Ended August 31,
	2024	2023	% Change
Third-party sales	$168.9	$156.3	8.1%
Operating income	7.7	7.7	n/a
Operating margin	4.6%	4.9%

Sales in the Integrated Solutions segment increased $12.6 million, or 8.1%, over the prior year quarter primarily due to higher commercial program activity.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the first quarter of fiscal 2025, we recognized favorable cumulative catch-up adjustments of $2.4 million compared to net favorable cumulative catch-up adjustments of $0.5 million in the prior year quarter. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Operating income in the Integrated Solutions segment remained consistent at $7.7 million compared to the prior year quarter. The increased favorability from the cumulative catch-up adjustments discussed above was largely offset by lower profitability across our government programs primarily due to the mix of products and services. Operating margin decreased to 4.6% from 4.9% in the prior year quarter primarily due to the mix of products and services across our commercial and government programs.

Expeditionary Services Segment

	Three Months Ended August 31,
	2024	2023	% Change
Third-party sales	$25.5	$19.1	33.5%
Operating income	(1.7)	1.3	(230.8)%
Operating margin	(6.7)%	6.8%

Sales in the Expeditionary Services segment increased $6.4 million, or 33.5%, over the prior year period primarily due to the sales recognized in conjunction with the termination of our Next Generation Pallet contract.

Operating income in the Expeditionary Services segment decreased $3.0 million, or 230.8%, from the prior year quarter primarily due to the impact of termination of the Next Generation Pallet contract. In conjunction with the termination, we expensed equipment and inventory of $12.7 million and recognized a contract asset of $9.5 million reflecting the estimated recovery on our incurred costs. Operating margin decreased to (6.7)% from 6.8% in the prior year quarter, primarily due to the contract termination.

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

At August 31, 2024, our liquidity and capital resources included working capital of $960.0 million inclusive of cash of $49.3 million. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity discussed below, will provide ample liquidity to enable us to meet our cash requirements for at least the next 12 months and foreseeable future thereafter.

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

At August 31, 2024, borrowings outstanding under the Amended Revolving Credit Facility were $442.0 million and there were approximately $9.6 million of outstanding letters of credit, which reduced the availability under this facility to $373.4 million. There are no other terms or covenants limiting the availability of the Amended Revolving Credit Facility. As of August 31, 2024, we also had other financing arrangements that did not limit availability on our Amended Revolving Credit Facility, including foreign lines of credit of $9.6 million.

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

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our financing arrangements also generally require our significant domestic subsidiaries to provide a guarantee of payment. At August 31, 2024, we were in compliance with the financial and other covenants under each of our financing arrangements.

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under Accounting Standards Codification 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet. At August 31, 2024, we have utilized $24.7 million which reduced the availability under the Purchase Agreement to $125.3 million.

Customer Matters

During fiscal 2024, we experienced delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults during the second quarter of fiscal 2024 to request payment and reserve our rights under our agreements. In the fourth quarter of fiscal 2024, we terminated a power-by-the-hour (“PBH”) program with this customer which resulted in a net termination charge of $4.8 million. The charge included a reduction in contract assets and revenue of $7.8 million and the establishment of repair reserves of $2.5 million partially offset by a $5.5 million gain recognized from the customer’s obligation to purchase the rotable assets we utilized to perform the PBH services. In conjunction with the termination for default, the customer is obligated to purchase the rotable assets for $20.9 million. The rotable assets are classified as assets held for sale and the carrying value of the assets is presented within Prepaid assets and other current assets on our Condensed Consolidated Balance Sheet.

We currently expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Condensed Consolidated Balance Sheet as of August 31, 2024 included accounts receivable of $13.2 million, including $6.8 million past due, and contract assets of $11.2 million related to this customer.

Stock Repurchase Program

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. No repurchases were made during the three-month period ended August 31, 2024. Since inception of the renewal authorization, we have repurchased 2.2 million shares for an aggregate purchase price of $97.5 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows from Operating Activities

Net cash used in operating activities–continuing operations was $18.6 million in the first quarter of fiscal 2025 compared to $18.5 million in the prior year quarter. The increase in the cash used in operating activities over the prior year of $0.1 million was primarily attributable to working capital changes, including increased inventory investments in both new parts and used serviceable material in the prior year quarter.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.3 million during the first quarter of fiscal 2025 compared to $11.6 million in the prior year period. The decrease in cash used in investing activities from the prior year of $6.3 million was primarily related to resolution of the post-closing adjustments to the purchase price for our acquisition of the Product Support business.

Cash Flows from Financing Activities

Net cash used in financing activities was $9.1 million during the first quarter of fiscal 2025 compared to cash provided of $38.7 million in the prior year quarter. The decrease in cash provided by financing activities over the prior year of $47.8 million was primarily related to the timing of borrowings and repayments on our Amended Revolving Credit Facility.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2024 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2025.

Forward-Looking Statements

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address our expected future operating and financial performance and financial condition, or targets, goals, commitments, and other business plans, and often may also be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms.

These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: (i) factors that adversely affect the commercial aviation industry; (ii) adverse events and negative publicity in the aviation industry; (iii) a reduction in sales to the U.S. government and its contractors; (iv) cost overruns and losses on fixed-price contracts; (v) nonperformance by subcontractors or suppliers; (vi) a reduction in outsourcing of maintenance activity by airlines; (vii) a shortage of skilled personnel or work stoppages; (viii) competition from other companies; (ix) financial, operational and legal risks arising as a result of operating internationally; (x) inability to integrate acquisitions effectively and execute operational and financial plans related to the acquisitions; (xi) failure to realize the anticipated benefits of acquisitions; (xii) circumstances associated with divestitures; (xiii) inability to recover costs due to fluctuations in market values for aviation products and equipment; (xiv) cyber or other security threats or disruptions; (xv)

a need to make significant capital expenditures to keep pace with technological developments in our industry; (xvi) restrictions on use of intellectual property and tooling important to our business; (xvii) inability to fully execute our stock repurchase program and return capital to stockholders; (xviii) limitations on our ability to access the debt and equity capital markets or to draw down funds under loan agreements; (xix) non-compliance with restrictive and financial covenants contained in our debt and loan agreements; (xx) changes in or non-compliance with laws and regulations related to federal contractors, the aviation industry, international operations, safety, and environmental matters, and the costs of complying with such laws and regulations; and (xxi) exposure to product liability and property claims that may be in excess of our liability insurance coverage. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

For a discussion of these and other risks and uncertainties, refer to our Annual Report on Form 10-K, Part I, “Item 1A, Risk Factors” and our other filings from time to time with the SEC. These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. The risks described in these reports are not the only risks we face, as additional risks and uncertainties are not currently known or foreseeable or impossible to predict accurately or risks that are beyond our control or deemed immaterial may materially adversely affect our business, financial condition or results of operations in future periods. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2024 for a discussion of accounts receivable exposure.

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended August 31, 2024.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2024. There were no significant changes during the quarter ended August 31, 2024.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2024. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2024 to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 16 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 16 to our Condensed Consolidated Financial Statements for the quarter ended August 31, 2024 contained in this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

Item 5 – Other Information

During the three months ended August 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6 – Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Form of AAR CORP. Fiscal 2025 Short-Term Incentive Plan (filed herewith).

		10.2*	Form of AAR CORP. Fiscal 2025 Non-Qualified Stock Option Agreement (filed herewith).

		10.3*	Form of AAR CORP. Fiscal 2025 Restricted Stock Agreement (filed herewith).

		10.4*	Form of AAR CORP. Fiscal 2025 Performance Restricted Stock Agreement (filed herewith).

		10.5*	Form of Fiscal 2025 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification of Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification of Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification of Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification of Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2024 and May 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three-months ended August 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended August 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three- months ended August 31, 2024 and 2023, (v) Condensed Consolidated Statement of Changes in Equity for the three-months ended August 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	September 23, 2024	/s/ SEAN M. GILLEN
Sean M. Gillen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)