Form 10-Q
period 2024-11-30
AAR CORP
filed 2025-01-08
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2024

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

As of November 30, 2024 there were 35,914,649 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2024

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2024 and May 31, 2024

(In millions, except share data)

ASSETS

	November 30,	May 31,
	2024	2024
	(Unaudited)
Current assets:
Cash and cash equivalents	$61.7	$85.8
Restricted cash	20.8	10.3
Accounts receivable, less allowances of $11.5 and $14.1, respectively	320.4	287.2
Contract assets	150.2	123.2
Inventories	790.0	733.1
Rotable assets and equipment on or available for short-term lease	65.5	81.5
Assets of discontinued operations	8.0	9.9
Prepaid expenses and other current assets	81.4	58.6
Total current assets	1,498.0	1,389.6

Property, plant, and equipment, net of accumulated depreciation of $289.8 and $280.0, respectively	167.0	171.7

Other assets:
Goodwill	543.2	554.8
Intangible assets, net of accumulated amortization of $21.4 and $13.3, respectively	227.3	235.4
Rotable assets supporting long-term programs	174.0	166.3
Operating lease right-of-use assets, net	90.5	96.6
Other non-current assets	149.3	155.6
	1,184.3	1,208.7
	$2,849.3	$2,770.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2024 and May 31, 2024

(In millions, except share data)

LIABILITIES AND EQUITY

	November 30,	May 31,
	2024	2024
	(Unaudited)
Current liabilities:
Accounts payable	$291.8	$238.0
Accrued liabilities	258.8	219.3
Liabilities of discontinued operations	7.7	9.6
Total current liabilities	558.3	466.9

Long-term debt	986.7	985.4
Operating lease liabilities	78.0	80.3
Deferred tax liabilities	23.5	23.9
Other liabilities	21.2	23.7
	1,109.4	1,113.3

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	––	––
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	495.5	493.9
Retained earnings	944.3	956.9
Treasury stock, 9,386,137 and 9,606,820 shares at cost, respectively	(292.9)	(297.5)
Accumulated other comprehensive loss	(10.6)	(8.8)
Total equity	1,181.6	1,189.8
	$2,849.3	$2,770.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended November 30, 2024 and 2023

(Unaudited)

(In millions, except share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Sales:
Sales from products	$401.9	$320.2	$778.5	$657.7
Sales from services	284.2	225.2	569.3	437.4
	686.1	545.4	1,347.8	1,095.1
Cost and operating expenses:
Cost of products	334.7	257.5	655.5	531.3
Cost of services	222.8	184.5	446.5	359.1
	557.5	442.0	1,102.0	890.4
Gross profit	128.6	103.4	245.8	204.7
Provision for (Recovery of) credit losses	(0.3)	—	(0.1)	0.4
Selling, general and administrative	133.1	65.7	209.0	140.4
Earnings (Loss) from joint ventures	1.9	0.6	4.2	(0.3)
Operating income (loss)	(2.3)	38.3	41.1	63.6
Pension settlement charge	—	—	—	(26.7)
Losses related to sale and exit of business	(1.2)	(0.9)	(1.3)	(1.6)
Other expense, net	(0.2)	(0.1)	(0.3)	(0.1)
Interest expense	(19.3)	(6.2)	(38.1)	(12.0)
Interest income	0.5	0.6	1.0	1.0
Income (Loss) from continuing operations before income taxes	(22.5)	31.7	2.4	24.2
Income tax expense	8.1	7.9	15.0	1.0
Net income (loss)	$(30.6)	$23.8	$(12.6)	$23.2

Earnings (Loss) per share – basic	$(0.87)	$0.67	$(0.36)	$0.66

Earnings (Loss) per share – diluted	$(0.87)	$0.67	$(0.36)	$0.65

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended November 30, 2024 and 2023

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Net income (loss)	$(30.6)	$23.8	$(12.6)	$23.2
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(3.3)	(0.4)	(1.8)	0.1
Pension and other post-retirement plans, net of tax	—	—	—	14.9
Other comprehensive income (loss), net of tax	(3.3)	(0.4)	(1.8)	15.0
Comprehensive income (loss)	$(33.9)	$23.4	$(14.4)	$38.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2024 and 2023

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income (loss)	$(12.6)	$23.2
Adjustments to reconcile net income (loss) to net cash provided by used in operating activities:
Depreciation and amortization	28.8	17.1
Stock-based compensation expense	10.0	7.9
Pension settlement charge	—	26.7
Loss (Earnings) from joint ventures	(4.2)	0.3
Provision for (Recovery of) credit losses	(0.1)	0.4
Deferred tax provision (benefit)	(0.5)	(4.6)
Changes in certain assets and liabilities:
Accounts receivable	(33.3)	(6.3)
Contract assets	(27.2)	(12.4)
Inventories	(57.4)	(71.5)
Prepaid expenses and other current assets	(10.6)	(10.2)
Rotable assets supporting long-term programs	(12.1)	(4.0)
Accounts payable	54.2	52.8
Accrued and other liabilities	48.4	(5.6)
Deferred revenue on long-term programs	(6.4)	(9.5)
Other	26.4	(5.4)
Net cash provided by (used in) operating activities – continuing operations	3.4	(1.1)
Net cash used in operating activities – discontinued operations	—	(0.2)
Net cash provided by (used in) operating activities	3.4	(1.3)
Cash flows used in investing activities:
Property, plant, and equipment expenditures	(16.2)	(16.4)
Acquisition	2.9	—
Other	0.1	(3.9)
Net cash used in investing activities	(13.2)	(20.3)
Cash flows provided by (used in) financing activities:
Short-term borrowings, net	—	5.0
Stock compensation activity	(3.8)	10.3
Net cash provided by (used in) financing activities	(3.8)	15.3
Decrease in cash, cash equivalents, and restricted cash	(13.6)	(6.3)
Cash, cash equivalents, and restricted cash at beginning of period	96.1	81.8
Cash, cash equivalents, and restricted cash at end of period	$82.5	$75.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Six Months Ended November 30, 2024 and 2023

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2024	$45.3	$493.9	$956.9	$(297.5)	$(8.8)	$1,189.8
Net income	—	—	18.0	—	—	18.0
Stock option activity	—	0.9	—	0.2	—	1.1
Restricted stock activity	—	(4.4)	—	4.2	—	(0.2)
Other comprehensive loss, net of tax	—	—	—	—	1.5	1.5
Balance, August 31, 2024	$45.3	$490.4	$974.9	$(293.1)	$(7.3)	$1,210.2
Net loss	—	—	(30.6)	—	—	(30.6)
Stock option activity	—	1.0	—	0.2	—	1.2
Restricted stock activity	—	4.1	—	—	—	4.1
Other comprehensive loss, net of tax	—	—	—	—	(3.3)	(3.3)
Balance, November 30, 2024	$45.3	$495.5	$944.3	$(292.9)	$(10.6)	$1,181.6

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2023	$45.3	$484.5	$910.6	$(317.8)	$(23.5)	$1,099.1
Net loss	—	—	(0.6)	—	—	(0.6)
Stock option activity	—	(0.3)	—	7.0	—	6.7
Restricted stock activity	—	(2.4)	—	3.7	—	1.3
Other comprehensive income, net of tax	—	—	—	—	15.4	15.4
Balance, August 31, 2023	$45.3	$481.8	$910.0	$(307.1)	$(8.1)	$1,121.9
Net income	—	—	23.8	—	—	23.8
Stock option activity	—	0.9	—	6.3	—	7.2
Restricted stock activity	—	3.0	—	—	—	3.0
Other comprehensive loss, net of tax	—	—	—	—	(0.4)	(0.4)
Balance, November 30, 2023	$45.3	$485.7	$933.8	$(300.8)	$(8.5)	$1,155.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of November 30, 2024, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-month periods ended November 30, 2024 and 2023, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2024 and 2023, and the Condensed Consolidated Statement of Changes in Equity for the three- and six-month periods ended November 30, 2024 and 2023. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This ASU requires disclosures to include significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures to also be included in interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with retrospective application to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU would be applied on a prospective basis with retrospective application permitted. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. This ASU includes new disclosure requirements about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses that are included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the ASU can be applied on a prospective or retrospective basis. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

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

The preliminary fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$42.3
Contract assets	19.1
Inventory	68.3
Rotable assets	21.0
Property & equipment	40.7
Intangible assets	179.0
Investment in joint venture	17.9
Other assets	4.1
Accounts payable	(21.6)
Other liabilities	(14.8)
Net assets acquired	356.0
Goodwill	364.0
Purchase price, net of cash acquired	$720.0

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

As part of our ongoing integration activities, we are consolidating our facility footprint which includes closing our Garden City, New York component repair facility and relocating those operations to certain Product Support facilities. We expect to have the transition of the facility’s operations completed in fiscal 2026. During the three- and six-month periods ended November 30, 2024, we recognized $2.3 million and $3.8 million, respectively, of integration expenses, including facility closure costs, severance, retention and other costs.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

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

The purchase price was paid at closing except for $12.0 million which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. The post-closing adjustments for working capital and indebtedness were finalized in the three-month period ended November 30, 2023, resulting in a purchase price reduction of $1.8 million.

The contingent consideration is based on an adjusted cumulative revenue target across calendar years 2023 and 2024. The adjusted cumulative revenue target is based on revenue recognized under U.S. GAAP adjusted for certain events related to deferred revenue, customer commitments, and other adjustments. The contingent consideration also required certain of the former owners’ continued employment through December 31, 2024 and is treated as compensation expense within Selling, general and administrative expenses. We recognized compensation expense of $0.6 million and $1.4 million in the three-month periods ended November 30, 2024 and 2023, respectively, and $2.1 million and $2.8 million in the six-month periods ended November 30, 2024 and 2023, respectively. As of November 30, 2024, we have a contingent consideration liability of $10.7 million which was classified as Accrued liabilities on our Condensed Consolidated Balance Sheet. We expect to finalize the contingent consideration before the end of fiscal 2025.

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

November 30, 2024

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

November 30, 2024

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

For the three-month period ended November 30, 2024, we recognized no cumulative catch-up adjustments. For the three-month period ended November 30, 2023, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $4.0 million and $(4.3) million, respectively. For the six-month period ended November 30, 2024, we recognized favorable cumulative catch-up adjustments of $2.4 million. For the six-month period ended November 30, 2023, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $7.0 million and $(6.8) million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

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

Net contract assets and liabilities are as follows:

	November 30,	May 31,
	2024	2024	Change
Contract assets – current	$150.2	$123.2	$27.0
Contract assets – non-current	27.6	24.6	3.0
Contract liabilities:
Deferred revenue – current	(25.7)	(14.7)	(11.0)
Deferred revenue on long-term contracts	(3.9)	(7.2)	3.3
Net contract assets	$148.2	$125.9	$22.3

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

During fiscal 2024, we experienced delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults during the second quarter of fiscal 2024 to request payment and reserve our rights under our agreements. In the fourth quarter of fiscal 2024, we terminated a power-by-the-hour (“PBH”) program with this customer which resulted in a net termination charge of $4.8 million. The charge included a reduction in contract assets and revenue of $7.8 million and the establishment of repair reserves of $2.5 million partially offset by a $5.5 million gain recognized from the customer’s obligation to purchase the rotable assets we utilized to perform the PBH services. In conjunction with the termination for default, the customer is obligated to purchase the rotable assets for $20.9 million. The rotable assets are classified as assets held for sale and the carrying value of the assets is presented within Prepaid assets and other current assets on our Condensed Consolidated Balance Sheets.

We currently expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Condensed Consolidated Balance Sheet as of November 30, 2024 included accounts receivable of $15.1 million, including $7.3 million past due, and contract assets of $13.3 million related to this customer.

During the first quarter of fiscal 2025, our Mobility business received a stop-work order from our U.S. Government customer on the Next Generation Pallet contract as the program was terminated for convenience by the customer. Under the conditions for the termination for convenience, we have the right to submit a proposal for recovery of our incurred costs. In conjunction with the termination, we expensed equipment and inventory of $12.7 million and recognized a contract asset of $9.5 million reflecting the estimated recovery on our incurred costs. We expect to submit our proposal to the customer in early calendar year 2025.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Changes in our deferred revenue were as follows for the three- and six-month periods ended November 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Deferred revenue at beginning of period	$(28.2)	$(37.1)	$(21.9)	$(32.4)
Revenue deferred	(85.6)	(69.4)	(170.0)	(136.2)
Revenue recognized	87.5	81.3	161.7	142.4
Other(1)	(3.3)	(1.2)	0.6	(0.2)
Deferred revenue at end of period	$(29.6)	$(26.4)	$(29.6)	$(26.4)
(1)Other includes cumulative catch-up adjustments, foreign currency translation, and other adjustments.

Remaining Performance Obligations

As of November 30, 2024, we had approximately $670 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 70% of this backlog will be recognized as revenue over the next 12 months, an additional 25% of the backlog over the following 12 months, and the balance thereafter. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

Disaggregation of Revenue

Third-party sales across the major customer markets for each of our operating segments for the three- and six-month periods ended November 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Parts Supply:
Commercial	$220.8	$189.4	$431.2	$395.4
Government and defense	52.9	38.2	92.2	69.0
	$273.7	$227.6	$523.4	$464.4

Repair & Engineering:
Commercial	$206.7	$130.9	$397.9	$252.5
Government and defense	22.1	14.5	48.5	30.4
	$228.8	$145.4	$446.4	$282.9

Integrated Solutions:
Commercial	$72.0	$63.4	$142.0	$126.2
Government and defense	91.4	93.2	190.3	186.7
	$163.4	$156.6	$332.3	$312.9

Expeditionary Services:
Commercial	$0.7	$1.5	$2.0	$3.6
Government and defense	19.5	14.3	43.7	31.3
	$20.2	$15.8	$45.7	$34.9

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Consolidated sales by geographic region for the three- and six-month periods ended November 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
U.S./Canada	$500.4	$405.4	$973.8	$814.3
Europe/Africa	108.8	81.8	217.6	173.2
Asia/South Pacific	65.6	44.9	129.6	86.1
Other	11.3	13.3	26.8	21.5
	$686.1	$545.4	$1,347.8	$1,095.1

Note 5 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	November 30,	May 31,
	2024	2024
U.S. Government contracts:
Trade receivables	$24.2	$34.4
Unbilled receivables	9.9	9.4
	34.1	43.8
All other customers:
Trade receivables	266.8	216.1
Unbilled receivables	19.5	27.3
	286.3	243.4
	$320.4	$287.2

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

Expenses charged to operations for restricted stock during the three-month periods ended November 30, 2024 and 2023 was $4.1 million and $2.9 million, respectively, and during the six-month periods ended November 30, 2024 and 2023 was $8.2 million and $6.3 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Stock Options

In the three-month period ended August 31, 2024, as part of our annual long-term stock incentive compensation, we granted 157,310 stock options to eligible employees at an exercise price per share of $67.02 and grant date fair value per share of $25.51. The fair value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.2%
Expected volatility of common stock	36.0%
Dividend yield	0.0%
Expected option term in years	4.9

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2024 and 2023 was $0.3 million and $13.7 million, respectively. Expenses charged to operations for stock options during the three-month periods ended November 30, 2024 and 2023 was $0.9 million and $0.7 million, respectively, and during the six-month periods ended November 30, 2024 and 2023 was $1.8 million and $1.6 million, respectively.

Note 7 – Inventories

The summary of inventories is as follows:

	November 30,	May 31,
	2024	2024
Aircraft and engine parts, components and finished goods	$637.6	$580.3
Raw materials and parts	111.0	114.1
Work-in-process	41.4	38.7
	$790.0	$733.1

Note 8 – Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2024	2023
Interest paid	$38.6	$11.5
Income taxes paid	13.7	24.8
Income tax refunds received	0.1	0.1
Operating lease liabilities arising from obtaining or re-measuring ROU assets	3.1	31.1

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets. At November 30, 2024, we had utilized $12.7 million which reduced the availability under the Purchase Agreement to $137.3 million.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

During the six-month periods ended November 30, 2024 and 2023, we sold $111.1 million and $72.6 million, respectively, of receivables under the Purchase Agreement and remitted $100.9 million and $71.7 million, respectively, to the Purchaser on their behalf. As of November 30, 2024 and May 31, 2024, we had collected cash of $11.2 million and $0.9 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Operations. We incurred discounts on the sale of our receivables of $0.2 million and $0.1 million during the three-month periods ended November 30, 2024 and 2023, respectively. During the six-month periods ended November 30, 2024 and 2023, we incurred discounts on the sale of our receivables of $0.5 million and $0.3 million, respectively.

Note 10 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2023	2024
Amended Revolving Credit Facility with interest payable monthly	$447.0	$447.0
Senior Notes	550.0	550.0
Debt issuance costs, net	(10.3)	(11.6)
Long-term debt	$986.7	$985.4

Credit Agreement

On December 14, 2022, we entered into a new credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “Credit Agreement”) that included an unsecured revolving credit facility (the “Revolving Credit Facility”) that we can draw upon for working capital and general corporate purposes.

On March 1, 2024, we entered into an amendment (the “Revolver Amendment”) to our Credit Agreement, which governs the Company’s existing revolving credit facility (the revolving credit facility as amended by the Revolver Amendment, the “Amended Revolving Credit Facility”). Among other things, the Revolver Amendment (i) increased the aggregate commitments under the Amended Revolving Credit Facility to $825 million from $620 million under the Revolving Credit Facility, (ii) increased the maximum leverage ratio permitted under the financial covenants applicable to the Amended Revolving Credit Facility and (iii) included an additional pricing level that will increase the applicable interest rate margins on the Amended Revolving Credit Facility to 250 basis points (in the case of secured overnight financing rate (“SOFR”)) and 150 basis points (in the case of Base Rate loans as defined in the Revolver Amendment) if our Adjusted Total Debt to EBITDA Ratio as defined in the Revolver Amendment exceeds 3.75:1.00.

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

Borrowings outstanding under the Amended Revolving Credit Facility at November 30, 2024 were $447.0 million and there were approximately $9.7 million of outstanding letters of credit, which reduced the availability of this facility to $368.3 million.

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

November 30, 2024

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

At November 30, 2024, our variable and fixed rate debt had a fair value that approximates their carrying values and is classified as Level 3 in the fair value hierarchy as their fair values are determined based upon one or more significant unobservable inputs.

At November 30, 2024, we were in compliance with the financial and other covenants in our financing agreements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Note 11 – Other Non-current Assets

Investment in Indian Joint Venture

Our investments in joint ventures previously included a 40% ownership interest in a joint venture in India to operate an airframe maintenance facility. We had also guaranteed 40% of the Indian joint venture’s debt and each of the partners in the Indian joint venture had a loan to the joint venture proportionate to its equity ownership.

During the first quarter of fiscal 2025, we executed a Share Purchase Agreement with our Indian joint venture partners whereby we agreed to sell our equity to those partners for $0.1 million conditional on the repayment of our loan and the release of our guarantee of the Indian joint venture’s debt. During the first quarter of fiscal 2025, we were released from our debt guarantee obligations and de-recognized the related $9.4 million guarantee liability. In the second quarter of fiscal 2025, we received $2.1 million reflecting the principal value of our shareholder loan. In conjunction with these transactions, the Share Purchase Agreement, and transition services arrangements, we recognized a gain of $2.1 million related to our exit from the joint venture in the six months period ended November 30, 2024.

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

Our sales to the ASAS JV, including service fees earned by us on providing support to the ASAS JV, were $1.2 million and $0.4 million during the three-month periods ended November 30, 2024 and 2023, respectively, and $2.9 million and $0.6 million during the six-month periods ended November 30, 2024 and 2023, respectively.

Investments in Aircraft Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During the three-month periods ended November 30, 2024 and 2023, we received $0.6 million and $0.4 million, respectively, for such services. During the six-month periods ended November 30, 2024 and 2023, we received $1.1 million and $0.8 million, respectively, for such services.

Note 12 – Earnings (Loss) per Share

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

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

A reconciliation of the computations of basic and diluted earnings per share information for the three- and six-month periods ended November 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Basic and Diluted EPS:
Net income (loss)	$(30.6)	$23.8	$(12.6)	$23.2
Less income attributable to participating shares	—	(0.3)	—	(0.3)
Net income (loss) attributable to common shareholders for earnings (loss) per share	$(30.6)	$23.5	$(12.6)	$22.9

Weighted Average Shares:
Weighted average common shares outstanding – basic	35.2	34.9	35.2	34.9
Additional shares from the assumed exercise of stock options	—	0.4	—	0.4
Weighted average common shares outstanding – diluted	35.2	35.3	35.2	35.3

Earnings (Loss) per share – basic	$(0.87)	$0.67	$(0.36)	$0.66

Earnings (Loss) per share – diluted	$(0.87)	$0.67	$(0.36)	$0.65

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

Surplus plan assets remained after the settlement and have been primarily used to fund certain contributions associated with one of our qualified 401(k) plans. Surplus plan assets not used for these 401(k) contributions would be subject to a 20% excise tax upon withdrawal. As of November 30, 2024, our Condensed Consolidated Balance Sheet included $3.5 million of remaining surplus plan assets, and we expect to utilize the assets over the next twelve months to fund our non-elective, discretionary contributions to the 401(k) plan.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Note 14 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended November 30, 2024 and 2023 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at September 1, 2024	$(4.0)	$(3.3)	$(7.3)
Other comprehensive loss	(3.3)	—	(3.3)
Balance at November 30, 2024	$(7.3)	$(3.3)	$(10.6)

Balance at September 1, 2023	$(5.2)	$(2.9)	$(8.1)
Other comprehensive loss	(0.4)	—	(0.4)
Balance at November 30, 2023	$(5.6)	$(2.9)	$(8.5)

Changes in our AOCL by component for the six-month periods ended November 30, 2024 and 2023 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2024	$(5.5)	$(3.3)	$(8.8)
Other comprehensive loss	(1.8)	—	(1.8)
Balance at November 30, 2024	$(7.3)	$(3.3)	$(10.6)

Balance at June 1, 2023	$(5.7)	$(17.8)	$(23.5)
Other comprehensive loss before reclassifications	0.1	—	0.1
Amounts reclassified from AOCL	—	14.9	14.9
Total other comprehensive income	0.1	14.9	15.0
Balance at November 30, 2023	$(5.6)	$(2.9)	$(8.5)

Note 15 – Business Segment Information

Our operating segments are comprised of:

●	Parts Supply, primarily consisting of our sales of used serviceable engine and airframe parts and components and distribution of new parts;
●	Repair & Engineering, primarily consisting of our MRO services across airframes and components, including landing gear;
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense, U.S. Department of State, and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations with sales derived from the engineering, design, integration, and manufacture of pallets, shelters, and containers.

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

November 30, 2024

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

Selected financial information for each segment is as follows:

	Three Months Ended November 30, 2024
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$273.7	$2.7	$276.4
Repair & Engineering	228.8	21.2	250.0
Integrated Solutions	163.4	0.3	163.7
Expeditionary Services	20.2	—	20.2
	$686.1	$24.2	$710.3

	Three Months Ended November 30, 2023
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$227.6	$1.8	$229.4
Repair & Engineering	145.4	22.1	167.5
Integrated Solutions	156.6	(0.7)	155.9
Expeditionary Services	15.8	—	15.8
	$545.4	$23.2	$568.6

	Six Months Ended November 30, 2024
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$523.4	$5.2	$528.6
Repair & Engineering	446.4	43.8	490.2
Integrated Solutions	332.3	0.6	332.9
Expeditionary Services	45.7	—	45.7
	$1,347.8	$49.6	$1,397.4

	Six Months Ended November 30, 2023
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$464.4	$2.6	$467.0
Repair & Engineering	282.9	41.6	324.5
Integrated Solutions	312.9	0.4	313.3
Expeditionary Services	34.9	—	34.9
	$1,095.1	$44.6	$1,139.7

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

The following table reconciles segment operating income (loss) to income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Segment operating income:
Parts Supply	$31.6	$28.4	$61.7	$43.5
Repair & Engineering	22.8	11.3	43.9	20.4
Integrated Solutions	6.5	6.4	14.2	14.1
Expeditionary Services	2.2	0.9	0.5	2.2
	63.1	47.0	120.3	80.2
Corporate and other	(65.4)	(8.7)	(79.2)	(16.6)
Operating income (loss)	(2.3)	38.3	41.1	63.6
Pension settlement charge	—	—	—	(26.7)
Losses related to sale and exit of business	(1.2)	(0.9)	(1.3)	(1.6)
Other expense, net	(0.2)	(0.1)	(0.3)	(0.1)
Interest expense	(19.3)	(6.2)	(38.1)	(12.0)
Interest income	0.5	0.6	1.0	1.0
Income (Loss) before income taxes	$(22.5)	$31.7	$2.4	$24.2

Note 16 – Legal Proceedings

We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business. We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

Russian Bankruptcy Litigation

During calendar years 2016 and 2017, certain subsidiaries of the Company purchased four engines from VIM-AVIA Airlines, LLC (“VIM-AVIA”), a company organized in Russia. Subsequent to the purchase of the engines, VIM-AVIA declared bankruptcy in Russian courts, and shortly thereafter the receiver of the VIM-AVIA bankruptcy estate (“Receiver”) and one of the major creditors of VIM-AVIA filed a claw-back action in the Arbitration Court of the Russian Republic of Tartarstan (the “Russian Trial Court”) against our subsidiaries alleging that the contracts entered into with VIM-AVIA in the 2016-2017 timeframe are invalid. The clawback action alleged that our subsidiaries owe the VIM-AVIA bankruptcy estate approximately $13 million, the alleged fair market value of the four engines at the time of sale.

On March 3, 2023, the Russian Trial Court awarded a $1.8 million judgment against the Company relating to one engine, and dismissed all the other claims against the Company relating to the three remaining engines. The Company recognized a corresponding charge of $1.8 million in the third quarter of fiscal 2023. The Company thereafter appealed the $1.8 million judgment entered against it by the Russian Trial Court. The receiver and the creditor thereafter appealed to the Russian Trial Court’s judgment dismissing their claims relating to the remaining three engines.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

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

On August 9, 2024, the Company appealed the July 11, 2024 ruling to the Russian Court of Cassation. On October 11, 2024, the Russian Court of Cassation issued its ruling. In its ruling, the Russian Court of Cassation in effect: (i) affirmed the $1.8 million judgment against the Company relating to one of the four engines; and (ii) reversed the $11.2 million judgment against the Company relating to the remaining three engines.

On December 9, 2024, the Company filed an appeal to the Russian Supreme Court requesting the reversal of that portion of the Russian Court of Cassation’s October 11, 2024 ruling that affirmed the $1.8 million judgment against the Company. The Receiver of the VIM-AVIA bankruptcy estate also filed an appeal to the Russian Supreme Court requesting the reversal of that portion of the Russian Court of Cassation’s October 11, 2024 ruling that vacated the $11.2 million judgment that had been entered against the Company. The Russian Supreme Court may, in its discretion, accept or not accept either or both appeals for review. The deadline for the Russian Supreme Court to decide whether to accept either or both appeals for review is February 11, 2025.

The Company will continue to strongly dispute all claims asserted in the clawback action. The Company believes that the Russian Court’s affirmance of the $1.8 million judgment against the Company, which judgment concerns one of the four engines, was a result of, among other things, a hostile business and legal environment for foreign companies in Russia, which has been caused by developments in the Russia/Ukraine conflict, including the imposition of a range of sanctions and export controls on Russian entities and individuals by the U.S. and its North Atlantic Treaty Organization allies. The Company’s ability to satisfy the judgment, in whole or in part, or to otherwise settle the Receiver’s claims may be restricted by the Company’s obligation to comply with U.S. trade restrictions likely applicable to undisclosed creditors of the VIM-AVIA bankruptcy estate. Although there can be no assurances, the Company also believes it would have strong defenses to any attempt that may be made to recognize and enforce outside of Russia any adverse judgment that may be entered against it in further proceedings before the Russian courts. As of November 30, 2024, our Condensed Consolidated Balance Sheet included a liability for the matter of $13.0 million classified as long-term in Other liabilities. If the Russian Supreme Court declines to accept the appeals filed by the Receiver and the Company, the October 11, 2024 ruling and judgment of the Russian Cassation Court will become final, and the Company will expect to de-recognize $11.2 million of this $13.0 million liability.

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

November 30, 2024

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

Self-Reporting of Potential Foreign Corrupt Practices Act Violations

As previously disclosed, in 2019, the Company retained outside counsel to investigate possible violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”) relating to certain transactions in Nepal and South Africa that were signed in 2016 and 2017. Based on these investigations, in 2019, the Company self-reported these matters to the U.S. Department of Justice (the “DOJ”), the SEC, and the U.K. Serious Fraud Office.

On December 19, 2024, after cooperating with the DOJ’s and SEC’s investigations, the Company reached resolutions with the DOJ and the SEC regarding the aforementioned matters.

The Company agreed to the terms contained in a Non-Prosecution Agreement with the DOJ, dated December 19, 2024 (the “NPA”), for an 18-month term. Pursuant to the NPA, among other terms, the Company paid a penalty of $26.3 million and forfeiture of $18.6 million, the latter of which was credited in full against the disgorgement paid to the SEC as outlined below. The DOJ agreed that it will not prosecute the Company for conduct described in the NPA provided that the Company complies with the terms of the NPA for the 18-month term.

The SEC approved the Company’s Offer of Settlement and issued its Cease-and-Desist Order (the “SEC Order”) dated December 19, 2024 with respect to certain violations of the anti-bribery, books and records, and internal accounting controls provisions of the FCPA. Pursuant to the terms of the SEC Order, the Company paid disgorgement of $23.5 million and prejudgment interest of $5.8 million to the SEC and agreed to cease and desist any violations of the anti-bribery, books and records and internal accounting control provisions of the FCPA.

The total amount payable under the NPA and SEC Order is $55.6 million, which was recognized as a charge within Selling, general and administrative expenses in the second quarter of fiscal 2025.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2024

(Unaudited)

(Dollars in millions, except per share amounts)

Enforcement Proceeding in Nepal

As previously disclosed, the Company became aware via news reports that Nepal’s Commission for Investigation of Abuse of Authority (“CIAA”) apparently initiated a criminal proceeding in April 2024 against over 35 entities and individuals, including AAR International, Inc., a subsidiary of the Company. The charges alleged violations of Nepalese public procurement law and were related to the same transactions in Nepal in 2016 to 2017 that the Company previously self-reported to U.S. and U.K. authorities, as described above. The proceeding also named a former AAR International, Inc. employee, as well as John Holmes in his capacity as president of AAR International, Inc. at the time of the alleged conduct. Neither AAR International, Inc. nor Mr. Holmes were served personally by the CIAA, though a June 3, 2024 summons published in the Nepalese press purported to instruct all named individuals and entities to appear before the Special Court in Nepal within 30 days.

AAR International, Inc. does not accept or admit these charges, and neither AAR International, Inc. nor Mr. Holmes appeared before the Special Court for several reasons including because the Company believes that any proceedings before the Special Court lacks appropriate due process protections.

Based on news reports and a summary judgment from the Nepalese court, we understand that several defendants were convicted in connection with the charges, including AAR International, Inc. The conviction against AAR International, Inc. purportedly carries a fine of approximately $0.9 million as well as a prison sentence of 1.5 years. We understand that Mr. Holmes was not personally convicted, but because under Nepalese law it is the responsibility of the company’s principal business executive to accept the sentence of the company, Mr. Holmes has been assigned the company’s sentence by the court. The Company does not currently intend to participate in the proceedings, and does not intend to pay the fine, believing the proceedings and outcome lack due process. The Company does not believe that the outcome of these proceedings will have a material adverse effect on the Company’s operations, financial position, or cash flows. We have recognized a liability for the $0.9 million fine in the three-month period ended November 30, 2024.

Note 17 – Subsequent Event

On December 19, 2024, we entered into an agreement to divest our Landing Gear Overhaul (“LGO”) business to GA Telesis for $51 million subject to post-closing adjustments for working capital, cash, and debt. The sale is expected to close in the first calendar quarter of 2025, subject to customary and regulatory closing conditions.

In connection with the decision to exit the LGO business, the LGO business will be presented as held for sale beginning in the third quarter of fiscal 2025. We will recognize a non-cash, pre-tax loss of approximately $60 million in the fiscal third quarter ending February 28, 2025 reflecting the adjustment of LGO’s carrying value to its fair value less costs to sell. As of November 30, 2024, we had not committed to a plan to sell the LGO business and significant uncertainty remained as to whether a sale would take place as of that date.

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

In December 2024, we entered into an agreement to divest our Landing Gear Overhaul business to GA Telesis for $51 million subject to post-closing adjustments. The sale is expected to close in the first calendar quarter of 2025, subject to customary and regulatory closing conditions. For more information, see Note 17 – Subsequent Event to the Notes to the Condensed Consolidated Financial Statements.

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

Discussion of Results of Operations

Three- and Six-Month Periods Ended November 30, 2024 and 2023

	Three Months Ended November 30,			Six Months Ended November 30,
	2024	2023	% Change	2024	2023	% Change
Sales:
Commercial	$500.2	$385.2	29.9%	$973.1	$777.7	25.1%
Government and defense	185.9	160.2	16.0%	374.7	317.4	18.1%
	$686.1	$545.4	25.8%	$1,347.8	$1,095.1	23.1%

Gross Profit:
Commercial	$97.8	$78.7	24.3%	$190.6	$154.3	23.5%
Government and defense	30.8	24.7	24.7%	55.2	50.4	9.5%
	$128.6	$103.4	24.4%	$245.8	$204.7	20.1%

Gross Profit Margin:
Commercial	19.6%	20.4%		19.6%	19.8%
Government and defense	16.6%	15.4%		14.7%	15.9%
Consolidated	18.7%	19.0%		18.2%	18.7%

Three-Month Period Ended November 30, 2024

Consolidated sales for the second quarter of fiscal 2025 increased $140.7 million, or 25.8%, over the prior year quarter primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $115.0 million, or 29.9%, over the prior year quarter primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 and strong demand and volume growth in our Parts Supply segment from both new parts distribution and aftermarket parts trading activities. Our consolidated sales to government customers increased $25.7 million, or 16.0%, primarily due to volume growth in our Parts Supply segment from new parts distribution activities and the contribution from the recent Product Support acquisition.

Consolidated cost of sales increased $115.5 million, or 26.1%, over the prior year quarter which was largely in line with the consolidated sales increase of 25.8% discussed above.

Consolidated gross profit for the second quarter of fiscal 2025 increased $25.2 million, or 24.4%, over the prior year quarter. Gross profit on sales to commercial customers increased $19.1 million, or 24.3%, over the prior year quarter due to the acquisition of the Product Support business. Gross profit margin on sales to commercial customers decreased to 19.6% from 20.4% in the prior year quarter primarily due to lower margins in our aftermarket parts trading activities.

Gross profit on sales to government customers increased $6.1 million, or 24.7%, over the prior year quarter. Gross profit on sales to government customers increased primarily due to strong demand and volume growth across our new parts distribution activities. Gross profit margin on sales to government customers increased to 16.6% from 15.4% primarily due to volume growth in our new parts distribution activities.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $67.4 million, or 102.6%, over the prior year quarter primarily due to increased costs of $56.6 million related to the previously disclosed FCPA investigations.

Operating Income

Operating income decreased $40.6 million, or 106.0%, from the prior year quarter primarily due to the increased costs for the FCPA settlement and related costs.

Interest Expense

Interest expense increased $13.1 million in the second quarter of fiscal 2025 reflecting the impact of both higher interest rates and higher average borrowings used to fund investments in the business, including our acquisition of Product Support businesses in the fourth quarter of fiscal 2024. Our average borrowing rate was 6.8% in the second quarter of fiscal 2025 compared to 6.7% in the prior year quarter.

Income Taxes

Our income tax expense was $8.1 million in the second quarter of fiscal 2025 while our loss before income taxes was $(22.5) million. The majority of the FCPA settlement charge is nondeductible for income tax purposes resulting in no income tax benefit.

Six-Month Period Ended November 30, 2024

Consolidated sales for the six-month period ended November 30, 2024 increased $252.7 million, or 23.1%, over the prior year period primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $195.4 million, or 25.1%, over the prior year period primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 and strong demand and volume growth in our Parts Supply segment from our new parts distribution activities. Our consolidated sales to government customers increased $57.3 million, or 18.1%, primarily due to the Product Support acquisition and volume growth in our Parts Supply segment from our new parts distribution activities.

In addition, our Mobility business received a stop-work order from our U.S. Government customer on the Next Generation Pallet contract as the program was terminated for convenience by the customer in the first quarter of fiscal 2025. In conjunction with the termination, we recognized sales of $9.5 million reflecting the estimated recovery on our incurred costs.

Consolidated cost of sales increased $211.6 million, or 23.8%, over the prior year period which was largely in line with the consolidated sales increase of 23.1% discussed above.

Consolidated gross profit for the six-month period ended November 30, 2024 increased $41.1 million, or 20.1%, over the prior year period. Gross profit on sales to commercial customers increased $36.3 million, or 23.5%, over the prior year period due to the acquisition of the Product Support business. Gross profit margin on sales to commercial customers decreased to 19.6% from 19.8% in the prior year period primarily due to lower margins in our aftermarket parts trading activities.

Gross profit on sales to government customers increased $4.8 million, or 9.5%, over the prior year period. Gross profit on sales to government customers increased primarily due to strong demand and volume growth across our new parts distribution activities. Gross profit margin on sales to government customers decreased to 14.7% from 15.9% primarily due to the impact from the termination of the Next Generation Pallet contract.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $68.6 million, or 48.9%, over the prior year period primarily due to increased costs of $60.5 million related to the previously disclosed FCPA investigations and settlement and increased costs of $5.5 million for amortization and acquisition-related expenses for the Product Support and Trax acquisitions. These increases were partially offset by the recognition of a charge for $11.2 million in the prior year period related to an unfavorable Russian court judgment.

Operating Income

Operating income decreased $22.5 million, or 35.4%, from the prior year period primarily due to the increased costs for the FCPA settlement and related costs.

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

Interest Expense

Interest expense for the six-month period ended November 30, 2024 increased $26.1 million reflecting the impact of both higher interest rates and higher average borrowings used to fund investments in the business, including our acquisition of Product Support businesses in the fourth quarter of fiscal 2024. Our average borrowing rate was 6.8% for the six-month period ended November 30, 2024 compared to 6.6% in the prior year period.

Income Taxes

Our income tax expense was $15.0 million for the six-month period ended November 30, 2024 while our income before income taxes was $2.4 million. The majority of the FCPA settlement charge is nondeductible for income tax purposes resulting in no income tax benefit.

Operating Segment Results of Operations

Three-Month Periods Ended November 30, 2024 and 2023

Parts Supply Segment

	Three Months Ended November 30,
	2024	2023	% Change
Third-party sales	$273.7	$227.6	20.3%
Operating income	31.6	28.4	11.3%
Operating margin	11.5%	12.5%

Sales in the Parts Supply segment increased $46.1 million, or 20.3%, over the prior year quarter primarily due to a $31.6 million increase in sales in our new parts distribution activities from increased demand and growth from new and expanded distribution agreements. Whole asset sales in our aftermarket parts trading activities increased $5.2 million in the second quarter of fiscal 2025 from the prior year quarter.

Operating income in the Parts Supply segment increased $3.2 million, or 11.3%, over the prior year quarter, primarily due to the mix of products sold within our new parts distribution activities.

Repair & Engineering Segment

	Three Months Ended November 30,
	2024	2023	% Change
Third-party sales	$228.8	$145.4	57.4%
Operating income	22.8	11.3	101.8%
Operating margin	10.0%	7.8%

Sales in the Repair & Engineering segment increased $83.4 million, or 57.4%, over the prior year quarter primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 which contributed sales of $74.1 million inclusive of repair services transferred from our Garden City, New York location as part of our ongoing integration activities. In addition, sales increased $12.1 million at our airframe maintenance facilities.

Operating income in the Repair & Engineering segment increased $11.5 million, or 101.8%, over the prior year quarter primarily due to the Product Support acquisition. Operating margin increased to 10.0% from 7.8% in the prior year quarter, reflecting the favorability of the higher margin Product Support business.

Integrated Solutions Segment

	Three Months Ended November 30,
	2024	2023	% Change
Third-party sales	$163.4	$156.6	4.3%
Operating income	6.5	6.4	1.6%
Operating margin	4.0%	4.1%

Sales in the Integrated Solutions segment increased $6.8 million, or 4.3%, over the prior year quarter primarily due to higher commercial program activity.

Operating income in the Integrated Solutions segment increased $0.1 million, or 1.6%, over the prior year quarter. The slight increase was driven by improved profitability across our government programs largely offset by lower profitability across our commercial programs. Operating margin decreased to 4.0% from 4.1% in the prior year quarter primarily due to the mix of products and services across our commercial and government programs.

Expeditionary Services Segment

	Three Months Ended November 30,
	2024	2023	% Change
Third-party sales	$20.2	$15.8	27.8%
Operating income	2.2	0.9	144.4%
Operating margin	10.9%	5.7%

Sales in the Expeditionary Services segment increased $4.4 million, or 27.8%, over the prior year period primarily due to higher sales volumes for pallets.

Operating income in the Expeditionary Services segment increased $1.3 million, or 144.4%, over the prior year quarter with the operating margin increased to 10.9% from 5.7% in the prior year quarter. These increases were attributable to the higher sales volumes.

Six-Month Periods Ended November 30, 2024 and 2023

Parts Supply Segment

	Six Months Ended November 30,
	2024	2023	% Change
Third-party sales	$523.4	$464.4	12.7%
Operating income	61.7	43.5	41.8%
Operating margin	11.8%	9.4%

Sales in the Parts Supply segment for the six-month period ended November 30, 2024 increased $59.0 million, or 12.7%, over the prior year period primarily due to a $62.2 million increase in sales in our new parts distribution activities from increased demand and growth from new and expanded distribution agreements. Whole asset sales in our aftermarket parts trading activities decreased $19.1 million from the prior year period.

Operating income in the Parts Supply segment increased $18.2 million, or 41.8%, over the prior year period primarily due to improved profitability from the increased sales volume within our new parts distribution activities. In addition, we recognized an $11.2 million charge related to an unfavorable Russian court judgment in the prior year period.

Repair & Engineering Segment

	Six Months Ended November 30,
	2024	2023	% Change
Third-party sales	$446.4	$282.9	57.8%
Operating income	43.9	20.4	115.2%
Operating margin	9.8%	7.2%

Sales in the Repair & Engineering segment for the six-month period ended November 30, 2024 increased $163.5 million, or 57.8%, over the prior year period primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 which contributed sales of $149.0 million inclusive of repair services transferred from our Garden City, New York location as part of our ongoing integration activities. In addition, sales increased $19.7 million at our airframe maintenance facilities.

Operating income in the Repair & Engineering segment increased $23.5 million, or 115.2%, over the prior year period primarily due to the Product Support acquisition. Operating margin increased to 9.8% from 7.2% in the prior year period, reflecting the favorability of the higher margin Product Support business.

Integrated Solutions Segment

	Six Months Ended November 30,
	2024	2023	% Change
Third-party sales	$332.3	$312.9	6.2%
Operating income	14.2	14.1	0.7%
Operating margin	4.3%	4.5%

Sales in the Integrated Solutions segment for the six-month period ended November 30, 2024 increased $19.4 million, or 6.2%, over the prior year period primarily due to higher commercial program activity.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the six-month period ended November 30, 2024, we recognized favorable cumulative catch-up adjustments of $2.4 million compared to net favorable cumulative catch-up adjustments of $0.2 million in the prior year period. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Operating income in the Integrated Solutions segment increased $0.1 million, or 0.7%, over the prior year period. The increased favorability from the cumulative catch-up adjustments discussed above was largely offset by lower profitability across our commercial programs primarily due to the mix of products and services. Operating margin decreased to 4.3% from 4.5% in the prior year period primarily due to the mix of products and services across our commercial and government programs.

Expeditionary Services Segment

	Six Months Ended November 30,
	2024	2023	% Change
Third-party sales	$45.7	$34.9	30.9%
Operating income	0.5	2.2	(77.3)%
Operating margin	1.1%	6.3%

Sales in the Expeditionary Services segment for the six-month period ended November 30, 2024 increased $10.8 million, or 30.9%, over the prior year period primarily due to the sales recognized in conjunction with the termination of our Next Generation Pallet contract.

Operating income in the Expeditionary Services segment decreased $1.7 million, or 77.3%, from the prior year period primarily due to the impact of termination of the Next Generation Pallet contract. In conjunction with the termination, we expensed equipment and inventory of $12.7 million and recognized a contract asset of $9.5 million reflecting the estimated recovery on our incurred costs. Operating margin decreased to 1.1% from 6.3% in the prior year period primarily due to the contract termination.

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

At November 30, 2024, our liquidity and capital resources included working capital of $939.7 million inclusive of cash of $61.7 million. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity discussed below, will provide ample liquidity to enable us to meet our cash requirements for at least the next 12 months and foreseeable future thereafter.

Borrowings

On December 14, 2022, we entered into a new credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A. as administrative agent for the lenders (the “Credit Agreement”) that included an unsecured revolving credit facility (the “Revolving Credit Facility”) that we can draw upon for working capital and general corporate purposes.

On March 1, 2024, we entered into an amendment (the “Revolver Amendment”) to our Credit Agreement, which governs the Company’s existing revolving credit facility (the revolving credit facility as amended by the Revolver Amendment, the “Amended Revolving Credit Facility”). Among other things, the Revolver Amendment (i) increased the aggregate commitments under the Amended Revolving Credit Facility to $825.0 million from $620.0 million under the Revolving Credit Facility, (ii) increased the maximum leverage ratio permitted under the financial covenants applicable to the Amended Revolving Credit Facility and (iii) included an additional pricing level that increases the interest rate margins on the Amended Revolving Credit Facility to 250 basis points (in the case loans based on the secured overnight financing rate (“SOFR”)) and 150 basis points (in the case of Base Rate loans as defined in the Revolver Amendment) if our Adjusted Total Debt to EBITDA Ratio as defined in the Revolver Amendment exceeds 3.75:1.00.

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

At November 30, 2024, borrowings outstanding under the Amended Revolving Credit Facility were $447.0 million and there were approximately $9.7 million of outstanding letters of credit, which reduced the availability under this facility to $368.3 million. There are no other terms or covenants limiting the availability of the Amended Revolving Credit Facility. As of November 30, 2024, we also had other financing arrangements that did not limit availability on our Amended Revolving Credit Facility, including foreign lines of credit of $9.4 million.

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

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our financing arrangements also generally require our significant domestic subsidiaries to provide a guarantee of payment. At November 30, 2024, we were in compliance with the financial and other covenants under each of our financing arrangements.

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under Accounting Standards Codification 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet. At November 30, 2024, we had utilized $12.7 million which reduced the availability under the Purchase Agreement to $137.3 million.

Customer Matters

During fiscal 2024, we experienced delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults during the second quarter of fiscal 2024 to request payment and reserve our rights under our agreements. In the fourth quarter of fiscal 2024, we terminated a power-by-the-hour (“PBH”) program with this customer which resulted in a net termination charge of $4.8 million. The charge included a reduction in contract assets and revenue of $7.8 million and the establishment of repair reserves of $2.5 million partially offset by a $5.5 million gain recognized from the customer’s obligation to purchase the rotable assets we utilized to perform the PBH services. In conjunction with the termination for default, the customer is obligated to purchase the rotable assets for $20.9 million. The rotable assets are classified as assets held for sale and the carrying value of the assets is presented within Prepaid assets and other current assets on our Condensed Consolidated Balance Sheets.

We currently expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Condensed Consolidated Balance Sheet as of November 30, 2024 included accounts receivable of $15.1 million, including $7.3 million past due, and contract assets of $13.3 million related to this customer.

Stock Repurchase Program

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. No repurchases were made during the three-month period ended November 30, 2024. Since inception of the renewal authorization, we have repurchased 2.2 million shares for an aggregate purchase price of $97.5 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $3.4 million in the six-month period ended November 30, 2024 compared to cash used of $1.3 million in the prior year period. The increase in the cash provided by operating activities over the prior year of $4.7 million was primarily attributable to working capital changes, including less inventory investments in both new parts and used serviceable material in the current year period.

Cash Flows from Investing Activities

Net cash used in investing activities was $13.2 million in the six-month period ended November 30, 2024 compared to $20.3 million in the prior year period. The decrease in cash used in investing activities from the prior year of $7.1 million was primarily related to the favorable resolution of post-closing, purchase price adjustments of $2.9 million for the Product Support business acquisition in the current year period. In addition, we received $2.2 million of proceeds from the exit of our Indian joint venture in the current year period.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.8 million in the six-month period ended November 30, 2024 compared to cash provided of $15.3 million in the prior year period. The increase in cash used in financing activities over the prior year of $19.1 million was primarily related to less stock option exercises in the current year period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2024 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the second quarter of fiscal 2025.

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

For a discussion of these and other risks and uncertainties, refer to our Annual Report on Form 10-K, Part I, “Item 1A, Risk Factors” and our other filings from time to time with the SEC. These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. The risks described in these reports are not the only risks we face, as additional risks and uncertainties are not currently known or foreseeable or impossible to predict accurately or risks that are beyond our control or deemed immaterial may materially adversely affect our business, financial condition or results of operations in future periods. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or operations for the quarter ended November 30, 2024.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2024. There were no significant changes during the quarter ended November 30, 2024.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2024 to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 16 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 16 to our Condensed Consolidated Financial Statements for the quarter ended November 30, 2024 contained in this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There have been no material changes in the risk factors disclosed in Part I Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

Item 5 – Other Information

During the three months ended November 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6 – Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

4.	Instruments Defining the Rights of Security Holders	4.1

Second Supplemental Indenture, dated as of October 8, 2024, by and among AAR CORP., as issuer, AAR Allen Services, Inc., as guaranteeing subsidiary, and Wilmington Trust, National Association, as trustee (filed herewith).

10.	Material Contracts	10.1	Supplemental Guaranty, dated as of September 10, 2024, by AAR Allen Services, Inc., as guarantor, to Wells Fargo Bank, N.A., as administrative agent and contractual representative (filed herewith).

		10.2	Fifth Amendment to Purchase Agreement, dated as of December 3, 2024, by and between AAR CORP., as seller representative, servicer and parent, and Citibank, N.A., as buyer (filed herewith).
31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification of Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification of Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification of Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification of Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2024 and May 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended November 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended November 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six- months ended November 30, 2024 and 2023, (v) Condensed Consolidated Statement of Changes in Equity for the three- and six-months ended November 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.*

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

AAR CORP.
(Registrant)

Date:	January 7, 2025	/s/ SEAN M. GILLEN
Sean M. Gillen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)