Form 10-Q
period 2025-02-28
AAR CORP
filed 2025-03-28
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2025

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

As of February 28, 2025 there were 36,103,802 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2025

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2025 and May 31, 2024

(In millions, except share data)

ASSETS

	February 28,	May 31,
	2025	2024
	(Unaudited)
Current assets:
Cash and cash equivalents	$84.4	$85.8
Restricted cash	16.5	10.3
Accounts receivable, less allowances of $10.1 and $14.1, respectively	312.5	287.2
Contract assets	153.3	123.2
Inventories	775.7	733.1
Rotable assets and equipment on or available for short-term lease	30.1	81.5
Assets held for sale	80.5	12.9
Assets of discontinued operations	7.1	9.9
Prepaid expenses and other current assets	74.7	45.7
Total current assets	1,534.8	1,389.6

Property, plant, and equipment, net of accumulated depreciation of $271.0 and $280.0, respectively	153.4	171.7

Other assets:
Goodwill	528.4	554.8
Intangible assets, net of accumulated amortization of $25.5 and $13.3, respectively	223.6	235.4
Rotable assets supporting long-term programs	183.8	166.3
Operating lease right-of-use assets, net	79.0	96.6
Other non-current assets	156.1	155.6
	1,170.9	1,208.7
	$2,859.1	$2,770.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2025 and May 31, 2024

(In millions, except share data)

LIABILITIES AND EQUITY

	February 28,	May 31,
	2025	2024
	(Unaudited)
Current liabilities:
Accounts payable	$278.9	$238.0
Accrued liabilities	236.7	219.3
Liabilities held for sale	22.8	—
Liabilities of discontinued operations	6.8	9.6
Total current liabilities	545.2	466.9

Long-term debt	1,022.3	985.4
Operating lease liabilities	67.6	80.3
Deferred tax liabilities	25.3	23.9
Other liabilities	16.1	23.7
	1,131.3	1,113.3

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	––	––
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	501.0	493.9
Retained earnings	935.4	956.9
Treasury stock, 9,196,984 and 9,606,820 shares at cost, respectively	(287.0)	(297.5)
Accumulated other comprehensive loss	(12.1)	(8.8)
Total equity	1,182.6	1,189.8
	$2,859.1	$2,770.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 28/29, 2025 and 2024

(Unaudited)

(In millions, except share data)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2025	2024	2025	2024
Sales:
Sales from products	$416.6	$329.9	$1,235.5	$987.6
Sales from services	261.6	237.4	790.5	674.8
	678.2	567.3	2,026.0	1,662.4
Cost and operating expenses:
Cost of products	332.1	257.5	1,008.4	788.8
Cost of services	214.4	199.5	640.1	558.6
	546.5	457.0	1,648.5	1,347.4
Gross profit	131.7	110.3	377.5	315.0
Provision for (Recovery of) credit losses	(0.2)	0.1	(0.3)	0.5
Selling, general and administrative	61.3	77.0	270.3	217.4
Earnings (Loss) from joint ventures	0.5	(0.2)	4.7	(0.5)
Operating income	71.1	33.0	112.2	96.6
Pension settlement charge	—	—	—	(26.7)
Losses related to sale and exit of business	(64.0)	(1.0)	(65.3)	(2.6)
Other expense, net	(0.1)	(0.2)	(0.4)	(0.3)
Interest expense	(18.5)	(11.9)	(56.6)	(23.9)
Interest income	0.4	0.6	1.4	1.6
Income (Loss) from continuing operations before income taxes (benefit)	(11.1)	20.5	(8.7)	44.7
Income tax expense (benefit)	(2.2)	6.5	12.8	7.5
Net income (loss)	$(8.9)	$14.0	$(21.5)	$37.2

Earnings (Loss) per share – basic	$(0.25)	$0.40	$(0.61)	$1.05

Earnings (Loss) per share – diluted	$(0.25)	$0.39	$(0.61)	$1.04

Share data used for earnings (loss) per share:
Weighted average shares outstanding – Basic	35.4	34.8	35.4	34.9
Weighted average shares outstanding – Diluted	35.4	35.2	35.4	35.3

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended February 28/29, 2025 and 2024

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2025	2024	2025	2024
Net income (loss)	$(8.9)	$14.0	$(21.5)	$37.2
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(1.5)	(0.2)	(3.3)	(0.1)
Pension and other post-retirement plans, net of tax	—	—	—	14.9
Other comprehensive income (loss), net of tax	(1.5)	(0.2)	(3.3)	14.8
Comprehensive income (loss)	$(10.4)	$13.8	$(24.8)	$52.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28/29, 2025 and 2024

(Unaudited)

(In millions)

	Nine Months Ended
	February 28/29,
	2025	2024
Cash flows provided by (used in) operating activities:
Net income (loss)	$(21.5)	$37.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41.5	25.5
Amortization of financing costs	2.0	0.4
Stock-based compensation expense	15.6	11.5
Impairment charge	63.0	—
Pension settlement charge	—	26.7
Loss (Earnings) from joint ventures	(4.7)	0.5
Provision for (Recovery of) credit losses	(0.3)	0.5
Deferred tax benefit	(0.6)	(4.8)
Changes in certain assets and liabilities:
Accounts receivable	(42.2)	(17.3)
Contract assets	(37.8)	0.5
Inventories	(76.6)	(97.3)
Prepaid expenses and other current assets	(16.9)	(11.3)
Rotable assets supporting long-term programs	(24.2)	(6.9)
Accounts payable	51.7	73.7
Accrued and other liabilities	19.8	19.8
Deferred revenue on long-term programs	(4.1)	(13.6)
Other	20.0	(25.8)
Net cash provided by (used in) operating activities – continuing operations	(15.3)	19.3
Net cash used in operating activities – discontinued operations	—	(0.2)
Net cash provided by (used in) operating activities	(15.3)	19.1
Cash flows used in investing activities:
Property, plant, and equipment expenditures	(24.7)	(22.2)
Acquisition	2.9	—
Other	4.9	(4.6)
Net cash used in investing activities	(16.9)	(26.8)
Cash flows provided by financing activities:
Short-term borrowings, net	35.0	5.0
Purchase of treasury stock	—	(5.1)
Financing costs	(0.1)	(0.8)
Stock compensation activity	2.1	10.4
Net cash provided by financing activities	37.0	9.5
Increase in cash, cash equivalents, and restricted cash	4.8	1.8
Cash, cash equivalents, and restricted cash at beginning of period	96.1	81.8
Cash, cash equivalents, and restricted cash at end of period	$100.9	$83.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended February 28/29, 2025 and 2024

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2024	$45.3	$493.9	$956.9	$(297.5)	$(8.8)	$1,189.8
Net income	—	—	18.0	—	—	18.0
Stock option activity	—	0.9	—	0.2	—	1.1
Restricted stock activity	—	(4.4)	—	4.2	—	(0.2)
Other comprehensive loss, net of tax	—	—	—	—	1.5	1.5
Balance, August 31, 2024	$45.3	$490.4	$974.9	$(293.1)	$(7.3)	$1,210.2
Net loss	—	—	(30.6)	—	—	(30.6)
Stock option activity	—	1.0	—	0.2	—	1.2
Restricted stock activity	—	4.1	—	—	—	4.1
Other comprehensive loss, net of tax	—	—	—	—	(3.3)	(3.3)
Balance, November 30, 2024	$45.3	$495.5	$944.3	$(292.9)	$(10.6)	$1,181.6
Net loss	—	—	(8.9)	—	—	(8.9)
Stock option activity	—	0.5	—	6.2	—	6.7
Restricted stock activity	—	5.0	—	(0.3)	—	4.7
Other comprehensive loss, net of tax	—	—	—	—	(1.5)	(1.5)
Balance, February 28, 2025	$45.3	$501.0	$935.4	$(287.0)	$(12.1)	$1,182.6

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2023	$45.3	$484.5	$910.6	$(317.8)	$(23.5)	$1,099.1
Net loss	—	—	(0.6)	—	—	(0.6)
Stock option activity	—	(0.3)	—	7.0	—	6.7
Restricted stock activity	—	(2.4)	—	3.7	—	1.3
Other comprehensive income, net of tax	—	—	—	—	15.4	15.4
Balance, August 31, 2023	$45.3	$481.8	$910.0	$(307.1)	$(8.1)	$1,121.9
Net income	—	—	23.8	—	—	23.8
Stock option activity	—	0.9	—	6.3	—	7.2
Restricted stock activity	—	3.0	—	—	—	3.0
Other comprehensive loss, net of tax	—	—	—	—	(0.4)	(0.4)
Balance, November 30, 2023	$45.3	$485.7	$933.8	$(300.8)	$(8.5)	$1,155.5
Net income	—	—	14.0	—	—	14.0
Stock option activity	—	0.7	—	0.2	—	0.9
Restricted stock activity	—	2.9	—	—	—	2.9
Repurchase of shares	—	—	—	(5.1)	—	(5.1)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Balance, February 29, 2024	$45.3	$489.3	$947.8	$(305.7)	$(8.7)	$1,168.0

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of February 28, 2025, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended February 28/29, 2025 and 2024, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28/29, 2025 and 2024, and the Condensed Consolidated Statement of Changes in Equity for the three- and nine-month periods ended February 28/29, 2025 and 2024. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the prior year presentation to conform to the fiscal 2025 presentation.

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

February 28, 2025

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

The final fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$42.3
Contract assets	18.7
Inventory	63.0
Rotable assets	21.9
Property & equipment	44.9
Intangible assets	179.4
Investment in joint venture	17.9
Other assets	4.1
Accounts payable	(21.6)
Other liabilities	(14.9)
Net assets acquired	355.7
Goodwill	364.3
Purchase price, net of cash acquired	$720.0

Acquired amortizable intangible assets include customer relationships of $96.1 million and developed technology of $83.3 million which are being amortized over 12.5 years and 20 years, respectively. The goodwill associated with the Product Support acquisition is deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including facility rationalization, complementary products and services, cross-selling opportunities, in-sourcing repair services and intangible assets that do not qualify for separate recognition, such as their assembled workforce.

As part of our ongoing integration activities, we are consolidating our facility footprint which includes closing our Garden City, New York component repair facility and relocating those operations to certain Product Support facilities. We expect to have the transition of the facility’s operations completed in early fiscal 2026. During the three- and nine-month periods ended February 28, 2025, we recognized $1.8 million and $5.6 million, respectively, of integration expenses, including facility closure costs, severance, retention and other costs.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

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

The purchase price was paid at closing except for $12.0 million which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. The post-closing adjustments for working capital and indebtedness were finalized in the three-month period ended November 30, 2023, resulting in a purchase price reduction of $1.8 million and the release of $3.0 million from the escrow. As of February 28, 2025, the remaining escrow balance was $9.0 million with the majority of the escrow expected to be released in the fourth quarter of fiscal 2025.

The contingent consideration is based on an adjusted cumulative revenue target across calendar years 2023 and 2024. The adjusted cumulative revenue target is based on revenue recognized under U.S. GAAP adjusted for certain events related to deferred revenue, customer commitments, and other adjustments. The contingent consideration also required certain of the former owners’ continued employment through December 31, 2024 and is treated as compensation expense within Selling, general and administrative expenses. We recognized compensation expense of $1.7 million and $1.4 million in the three-month periods ended February 28/29, 2025 and 2024, respectively, and $3.8 million and $4.2 million in the nine-month periods ended February 28/29, 2025 and 2024, respectively. As of February 28, 2025, we have a contingent consideration liability of $11.2 million which was classified as Accrued liabilities on our Condensed Consolidated Balance Sheet. We expect to finalize the contingent consideration before the end of fiscal 2025.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

In the performance of our government contracts, we routinely request contract modifications that require additional funding from the customer. Most often, these requests are due to customer-directed changes in the scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our customer may be protracted. Based on the circumstances, we periodically file requests for equitable adjustment (“REAs”) that are sometimes converted into claims. In some cases, these REAs are disputed by our customer. We believe our outstanding modifications, REAs and other claims will be resolved without material impact to our results of operations, financial condition or cash flows.

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

For the three-month period ended February 28, 2025, we recognized no cumulative catch-up adjustments. For the three-month period ended February 29, 2024, we recognized favorable cumulative catch-up adjustments of $2.5 million. For the nine-month period ended February 28, 2025, we recognized favorable cumulative catch-up adjustments of $2.4 million. For the nine-month period ended February 29, 2024, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $9.5 million and $(6.8) million, respectively.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Net contract assets and liabilities are as follows:

	February 28,	May 31,
	2025	2024	Change
Contract assets – current	$153.3	$123.2	$30.1
Contract assets – non-current	31.2	24.6	6.6
Contract liabilities:
Deferred revenue – current	(41.5)	(14.7)	(26.8)
Deferred revenue on long-term contracts	(9.7)	(7.2)	(2.5)
Net contract assets	$133.3	$125.9	$7.4

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

During fiscal 2024, we experienced delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults during the second quarter of fiscal 2024 to request payment and reserve our rights under our agreements. In the fourth quarter of fiscal 2024, we terminated a power-by-the-hour (“PBH”) program with this customer which resulted in a net termination charge of $4.8 million. The charge included a reduction in contract assets and revenue of $7.8 million and the establishment of repair reserves of $2.5 million partially offset by a $5.5 million gain recognized from the customer’s obligation to purchase the rotable assets we utilized to perform the PBH services. In conjunction with the termination for default, the customer is obligated to purchase the rotable assets for $20.9 million. The carrying value of the rotable assets is classified as Assets held for sale on our Condensed Consolidated Balance Sheets.

We currently expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Condensed Consolidated Balance Sheet as of February 28, 2025 included accounts receivable of $14.9 million, including $7.8 million past due, and contract assets of $10.0 million related to this customer.

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

During the third quarter of fiscal 2025, we submitted our termination settlement proposal to the customer and increased our contract asset to $13.5 million based on the revised estimated recovery. In conjunction with the termination settlement proposal submission, we also expensed an additional $1.0 million of equipment and other costs.

Changes in our deferred revenue were as follows for the three- and nine-month periods ended February 28/29, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2025	2024	2025	2024
Deferred revenue at beginning of period	$(29.6)	$(26.4)	$(21.9)	$(32.4)
Revenue deferred	(101.8)	(86.4)	(271.8)	(222.6)
Revenue recognized	81.8	85.6	243.5	228.0
Other(1)	(1.6)	4.9	(1.0)	4.7
Deferred revenue at end of period	$(51.2)	$(22.3)	$(51.2)	$(22.3)
(1)Other includes cumulative catch-up adjustments, foreign currency translation, and other adjustments.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

As of February 28, 2025, we had approximately $590 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 75% of this backlog will be recognized as revenue over the next 12 months, an additional 20% of the backlog over the following 12 months, and the balance thereafter. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

Disaggregation of Revenue

Third-party sales across the major customer markets for each of our operating segments for the three- and nine-month periods ended February 28/29, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2025	2024	2025	2024
Parts Supply:
Commercial	$220.9	$200.2	$652.1	$595.6
Government and defense	49.8	42.1	142.0	111.1
	$270.7	$242.3	$794.1	$706.7

Repair & Engineering:
Commercial	$193.6	$128.2	$591.5	$380.7
Government and defense	22.3	12.6	70.8	43.0
	$215.9	$140.8	$662.3	$423.7

Integrated Solutions:
Commercial	$69.4	$69.1	$211.4	$195.3
Government and defense	93.5	96.4	283.8	283.1
	$162.9	$165.5	$495.2	$478.4

Expeditionary Services:
Commercial	$1.6	$1.7	$3.6	$5.3
Government and defense	27.1	17.0	70.8	48.3
	$28.7	$18.7	$74.4	$53.6

Consolidated sales by geographic region for the three- and nine-month periods ended February 28/29, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2025	2024	2025	2024
U.S./Canada	$494.8	$422.2	$1,468.6	$1,236.5
Europe/Africa	98.7	90.4	316.3	263.6
Asia/South Pacific	75.0	47.5	204.6	133.6
Other	9.7	7.2	36.5	28.7
	$678.2	$567.3	$2,026.0	$1,662.4

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5 – Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	February 28,	May 31,
	2025	2024
U.S. Government contracts:
Trade receivables	$32.8	$34.4
Unbilled receivables	17.1	9.4
	49.9	43.8
All other customers:
Trade receivables	243.2	216.1
Unbilled receivables	19.4	27.3
	262.6	243.4
	$312.5	$287.2

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

Expenses charged to operations for restricted stock during the three-month periods ended February 28/29, 2025 and 2024 was $4.8 million and $2.9 million, respectively, and during the nine-month periods ended February 28/29, 2025 and 2024 was $13.0 million and $9.2 million, respectively.

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

The total intrinsic value of stock options exercised during the nine-month periods ended February 28/29, 2025 and 2024 was $7.7 million and $13.9 million, respectively. Expenses charged to operations for stock options during the three-month periods ended February 28/29, 2025 and 2024 was $0.8 million and $0.7 million, respectively, and during the nine-month periods ended February 28/29, 2025 and 2024 was $2.6 million and $2.3 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7 – Inventories

The summary of inventories is as follows:

	February 28,	May 31,
	2025	2024
Aircraft and engine parts, components and finished goods	$641.5	$580.3
Raw materials and parts	117.0	114.1
Work-in-process	17.2	38.7
	$775.7	$733.1

Note 8 – Supplemental Cash Flow Information

	Nine Months Ended
	February 28/29,
	2025	2024
Interest paid	$47.5	$17.2
Income taxes paid	21.9	33.6
Income tax refunds received	0.4	0.7
Operating lease liabilities arising from obtaining or re-measuring ROU assets	3.1	34.1

Note 9 – Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2026, but, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets. At February 28, 2025, we had utilized $13.4 million which reduced the availability under the Purchase Agreement to $136.6 million.

During the nine-month periods ended February 28/29, 2025 and 2024, we sold $156.9 million and $109.7 million, respectively, of receivables under the Purchase Agreement and remitted $150.4 million and $108.8 million, respectively, to the Purchaser on their behalf. As of February 28, 2025 and May 31, 2024, we had collected cash of $6.8 million and $0.9 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Operations. We incurred discounts on the sale of our receivables of $0.2 million and $0.2 million during the three-month periods ended February 28/29, 2025 and 2024, respectively. During the nine-month periods ended February 28/29, 2025 and 2024, we incurred discounts on the sale of our receivables of $0.7 million and $0.5 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10 – Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 28,	May 31,
	2025	2024
Amended Revolving Credit Facility with interest payable monthly	$482.0	$447.0
Senior Notes	550.0	550.0
Debt issuance costs, net	(9.7)	(11.6)
Long-term debt	$1,022.3	$985.4

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

Borrowings outstanding under the Amended Revolving Credit Facility at February 28, 2025 were $482.0 million and there were approximately $7.8 million of outstanding letters of credit, which reduced the availability of this facility to $335.2 million.

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

February 28, 2025

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

At February 28, 2025, our variable and fixed rate debt had a fair value that approximates their carrying values and is classified as Level 3 in the fair value hierarchy as their fair values are determined based upon one or more significant unobservable inputs.

At February 28, 2025, we were in compliance with the financial and other covenants in our financing agreements.

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

During the first quarter of fiscal 2025, we executed a Share Purchase Agreement with our Indian joint venture partners whereby we agreed to sell our equity to those partners for $0.1 million conditional on the repayment of our loan and the release of our guarantee of the Indian joint venture’s debt. During the first quarter of fiscal 2025, we were released from our debt guarantee obligations and de-recognized the related $9.4 million guarantee liability. In the second quarter of fiscal 2025, we received $2.1 million reflecting the principal value of our shareholder loan. In conjunction with these transactions, the Share Purchase Agreement, and transition services arrangements, we recognized a gain of $2.1 million related to our exit from the joint venture in the nine-month period ended February 28, 2025. As part of our transition services arrangements, we have a receivable of $0.7 million from our Indian joint venture partners.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Investment in AAR Sumisho Aviation Services (“ASAS”)

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

Our sales to the ASAS joint venture, including service fees earned by us on providing support to the ASAS joint venture, were $2.0 million and $3.5 million during the three-month periods ended February 28/29, 2025 and 2024, respectively, and $4.9 million and $4.1 million during the nine-month periods ended February 28/29, 2025 and 2024, respectively.

Investments in Aircraft Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During the three-month periods ended February 28/29, 2025 and 2024, we received $0.5 million and $0.3 million, respectively, for such services. During the nine-month periods ended February 28/29, 2025 and 2024, we received $1.6 million and $1.1 million, respectively, for such services.

Investment in xCelle Americas, LLC (“xCelle”)

Our investments in joint ventures include a 49.9% ownership interest in a joint venture to provide component repair services including overhaul of nacelles on next generation aircraft. In March 2025, we provided a loan to xCelle for $3.3 million with semi-annual principal payments over the five-year term of the loan. Interest is payable semi-annually at SOFR plus 2.7%.

Note 12 – Defined Benefit Pension Settlement

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

Surplus plan assets remained after the settlement and have been primarily used to fund certain contributions associated with one of our qualified 401(k) plans. Surplus plan assets not used for these 401(k) contributions would be subject to a 20% excise tax upon withdrawal. As of February 28, 2025, our Condensed Consolidated Balance Sheet included $2.3 million of remaining surplus plan assets, and we expect to utilize the assets over the next twelve months to fund our non-elective, discretionary contributions to the 401(k) plan.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13 – Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended February 28/29, 2025 and 2024 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at December 1, 2024	$(7.3)	$(3.3)	$(10.6)
Other comprehensive loss	(1.5)	—	(1.5)
Balance at February 28, 2025	$(8.8)	$(3.3)	$(12.1)

Balance at December 1, 2023	$(5.6)	$(2.9)	$(8.5)
Other comprehensive loss	(0.2)	—	(0.2)
Balance at February 29, 2024	$(5.8)	$(2.9)	$(8.7)

Changes in our AOCL by component for the nine-month periods ended February 28/29, 2025 and 2024 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2024	$(5.5)	$(3.3)	$(8.8)
Other comprehensive loss	(3.3)	—	(3.3)
Balance at February 28, 2025	$(8.8)	$(3.3)	$(12.1)

Balance at June 1, 2023	$(5.7)	$(17.8)	$(23.5)
Other comprehensive loss before reclassifications	(0.1)	—	(0.1)
Amounts reclassified from AOCL	—	14.9	14.9
Total other comprehensive income	(0.1)	14.9	14.8
Balance at February 29, 2024	$(5.8)	$(2.9)	$(8.7)

Note 14 – Sale of Landing Gear Overhaul Business

On December 19, 2024, we entered into an agreement to divest our Landing Gear Overhaul (“LGO”) business to GA Telesis for $51 million subject to post-closing adjustments for working capital, cash, and debt. The sale is expected to close in the fourth quarter of fiscal 2025, subject to customary and regulatory closing conditions.

The LGO business is reported within our Repair & Engineering segment. In connection with the decision to exit the LGO business, the LGO assets and liabilities have been reclassified as assets and liabilities held for sale beginning in the third quarter of fiscal 2025. The divestiture does not represent a strategic shift that will have a major effect on our operations and financial results and, therefore, did not qualify for presentation as discontinued operations.

We expect to realize net proceeds of approximately $44.5 million from the sale of the LGO business which reflects selling costs and an estimated working capital adjustment. We recognized a non-cash, pre-tax impairment charge of $63.0 million in the third quarter of fiscal 2025 to adjust the carrying value of the LGO assets to their estimated fair value. Goodwill of $14.6 million was reclassified to assets held for sale and was included in the determination of the impairment charge.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

The LGO assets and liabilities reclassified to assets and liabilities held for sale as of February 28, 2025 are as follows:

Accounts receivable	$16.7
Inventory	27.6
Rotable assets	37.8
Property & equipment	14.6
Goodwill	14.6
Other assets	17.0
Selling costs	2.0
Impairment loss	(63.0)
Assets held for sale	$67.3

Accounts payable and accrued expenses	$(13.2)
Lease liabilities	(9.6)
Liabilities held for sale	$(22.8)

Note 15 – Business Segment Information

Our operating segments are comprised of:

●	Parts Supply, primarily consisting of our sales of used serviceable engine and airframe parts and components and distribution of new parts;
●	Repair & Engineering, primarily consisting of our MRO services across airframes and components, including landing gear;
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense, U.S. Department of State, and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations with sales derived from the engineering, design, integration, and manufacture of pallets, shelters, and containers.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Selected financial information for each segment is as follows:

	Three Months Ended February 28, 2025
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$270.7	$7.3	$278.0
Repair & Engineering	215.9	20.5	236.4
Integrated Solutions	162.9	0.5	163.4
Expeditionary Services	28.7	—	28.7
	$678.2	$28.3	$706.5

	Three Months Ended February 29, 2024
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$242.3	$2.3	$244.6
Repair & Engineering	140.8	23.6	164.4
Integrated Solutions	165.5	0.2	165.7
Expeditionary Services	18.7	—	18.7
	$567.3	$26.1	$593.4

	Nine Months Ended February 28, 2025
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$794.1	$12.5	$806.6
Repair & Engineering	662.3	64.3	726.6
Integrated Solutions	495.2	1.1	496.3
Expeditionary Services	74.4	—	74.4
	$2,026.0	$77.9	$2,103.9

	Nine Months Ended February 29, 2024
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$706.7	$4.9	$711.6
Repair & Engineering	423.7	65.2	488.9
Integrated Solutions	478.4	0.6	479.0
Expeditionary Services	53.6	—	53.6
	$1,662.4	$70.7	$1,733.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

The following table reconciles segment operating income to income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2025	2024	2025	2024
Segment operating income:
Parts Supply	$45.4	$31.1	$107.1	$74.6
Repair & Engineering	19.0	11.5	62.9	31.9
Integrated Solutions	9.6	8.6	23.8	22.7
Expeditionary Services	6.4	0.9	6.9	3.1
	80.4	52.1	200.7	132.3
Corporate and other	(9.3)	(19.1)	(88.5)	(35.7)
Operating income	71.1	33.0	112.2	96.6
Pension settlement charge	—	—	—	(26.7)
Losses related to sale and exit of business	(64.0)	(1.0)	(65.3)	(2.6)
Other expense, net	(0.1)	(0.2)	(0.4)	(0.3)
Interest expense	(18.5)	(11.9)	(56.6)	(23.9)
Interest income	0.4	0.6	1.4	1.6
Income (Loss) before income taxes	$(11.1)	$20.5	$(8.7)	$44.7

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

On February 10, 2025, the Russian Supreme Court dismissed both the Company’s appeal and the Receiver’s appeal on the grounds that under applicable legal standards, its review of the Russian Court of Cassation’s October 11, 2024 ruling is not warranted. Accordingly, the $1.8 million judgment against the Company, which judgment concerns one of the four engines, is not subject to further appellate review in the Russian courts. The Receiver’s claims against the Company in the VIM / AVIA bankruptcy litigation have therefore been concluded. With the litigation finalized, the $11.2 million liability was reversed in the third quarter of fiscal 2025.

The Company believes that the claims brought against it by the Receiver, and the resulting $1.8 million judgment against it, were a result of, among other things, a hostile business and legal environment for foreign companies in Russia, which has been caused by developments in the Russia/Ukraine conflict, including the imposition of a range of sanctions and export controls on Russian entities and individuals by the U.S. and its North Atlantic Treaty Organization allies.

Although there can be no assurances, the Company also believes it would have strong defenses to any attempt that may be made to recognize and enforce the judgment outside of Russia. The Company’s ability to satisfy the judgment, in whole or in part, may be restricted by the Company’s obligation to comply with U.S. trade restrictions likely applicable to undisclosed creditors of the VIM-AVIA bankruptcy estate. As of February 28, 2025, our Condensed Consolidated Balance Sheet included a liability for the matter, including accrued interest, of $1.9 million classified as long-term in Other liabilities.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

Based on news reports and a summary judgment from the Nepalese court, we understand that several defendants were convicted in connection with the charges, including AAR International, Inc. The conviction against AAR International, Inc. purportedly carries a fine of approximately $0.9 million as well as a prison sentence of 1.5 years. We understand that Mr. Holmes was not personally convicted, but because under Nepalese law it is the responsibility of the company’s principal business executive to accept the sentence of the company, Mr. Holmes has been assigned the company’s sentence by the court. The Company does not currently intend to participate in the proceedings, and does not intend to pay the fine, believing the proceedings and outcome lack due process. The Company does not believe that the outcome of these proceedings will have a material adverse effect on the Company’s operations, financial position, or cash flows. We recognized a liability for the $0.9 million fine in the three-month period ended November 30, 2024.

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

On December 19, 2024, we entered into an agreement to divest our Landing Gear Overhaul (“LGO”) business to GA Telesis for $51 million subject to post-closing adjustments for working capital, cash, and debt. The sale is expected to close in the fourth quarter of fiscal 2025, subject to customary and regulatory closing conditions. We expect to realize net proceeds of approximately $44.5 million from the sale of the LGO business which reflects selling costs and an estimated working capital adjustment. We recognized a non-cash, pre-tax impairment charge of $63.0 million in the third quarter of fiscal 2025 to adjust the carrying value of the LGO assets to their estimated fair value. Goodwill of $14.6 million was reclassified to assets held for sale and was included in the determination of the impairment charge. In connection with the decision to exit the LGO business, the LGO assets and liabilities have been reclassified as assets and liabilities held for sale beginning in the third quarter of fiscal 2025.

We continue to progress with the construction of the expansion of our Miami and Oklahoma City airframe maintenance facilities to meet growing customer demand. In Miami, we are constructing a 114,000 square foot facility with three bays adjacent to our existing hangar. We have experienced delays and cost overruns but expect incremental government reimbursements to offset a portion of these increased construction costs. We now anticipate the facility to be complete and operational in the first half of fiscal 2027. In Oklahoma City, we are constructing an 80,000 square foot facility with three bays and warehouse space adjacent to our existing hangar. The facility is expected to be complete and operational in the second half of fiscal 2026.

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

Discussion of Results of Operations

Three- and Nine-Month Periods Ended February 28/29, 2025 and 2024

	Three Months Ended February 28/29,			Nine Months Ended February 28/29,
	2025	2024	% Change	2025	2024	% Change
Sales:
Commercial	$485.5	$399.2	21.6%	$1,458.6	$1,176.9	23.9%
Government and defense	192.7	168.1	14.6%	567.4	485.5	16.9%
	$678.2	$567.3	19.5%	$2,026.0	$1,662.4	21.9%

Gross Profit:
Commercial	$95.6	$79.1	20.9%	$286.2	$233.4	22.6%
Government and defense	36.1	31.2	15.7%	91.3	81.6	11.9%
	$131.7	$110.3	19.4%	$377.5	$315.0	19.8%

Gross Profit Margin:
Commercial	19.7%	19.8%		19.6%	19.8%
Government and defense	18.7%	18.6%		16.1%	16.8%
Consolidated	19.4%	19.4%		18.6%	18.9%

Three Month Period Ended February 28, 2025

Consolidated sales for the third quarter of fiscal 2025 increased $110.9 million, or 19.5%, over the prior year quarter primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $86.3 million, or 21.6%, over the prior year quarter primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 and strong demand and volume growth in our Parts Supply segment from new parts distribution activities. Our consolidated sales to government customers increased $24.6 million, or 14.6%, primarily due to the contribution from the recent Product Support acquisition and increased pallet volume in our Mobility business.

Consolidated cost of sales increased $89.5 million, or 19.6%, over the prior year quarter which was largely in line with the consolidated sales increase of 19.5% discussed above.

Consolidated gross profit for the third quarter of fiscal 2025 increased $21.4 million, or 19.4%, over the prior year quarter. Gross profit on sales to commercial customers increased $16.5 million, or 20.9%, over the prior year quarter due to the acquisition of the Product Support business. Gross profit margin on sales to commercial customers decreased slightly to 19.7% from 19.8% in the prior year quarter primarily due to lower margins in our aftermarket parts trading activities.

Gross profit on sales to government customers increased $4.9 million, or 15.7%, over the prior year quarter. Gross profit on sales to government customers increased primarily due to strong demand and volume growth across our new parts distribution activities. Gross profit margin on sales to government customers increased to 18.7% from 18.6% primarily due to volume growth in our new parts distribution activities.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased $15.7 million, or 20.4%, from the prior year quarter primarily due to the de-recognition of the $11.2 million Russian legal liability resulting from the ruling which reversed the previous judgment against us. In addition, we recognized acquisition-related costs and amortization expense of $5.3 million in the current year quarter compared to $12.2 million in the prior year quarter.

Interest Expense

Interest expense increased $6.6 million in the third quarter of fiscal 2025 reflecting the impact of higher average borrowings used to fund investments in the business, including our acquisition of Product Support business in the fourth quarter of fiscal 2024. Our average borrowing rate was 6.38% in the third quarter of fiscal 2025 compared to 6.82% in the prior year quarter.

Income Taxes

Our income tax benefit was $2.2 million in the third quarter of fiscal 2025 compared to income tax expense of $6.5 million in the prior year quarter. The decrease in expense was driven by the change from pre-tax income in the prior year quarter to a pre-tax loss in the current year quarter due to the $63.0 million impairment charge on the pending divestiture of our LGO business.

Nine-Month Period Ended February 28, 2025

Consolidated sales for the nine-month period ended February 28, 2025 increased $363.6 million, or 21.9%, over the prior year period primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $281.7 million, or 23.9%, over the prior year period primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 and strong demand and volume growth in our Parts Supply segment from our new parts distribution activities. Our consolidated sales to government customers increased $81.9 million, or 16.9%, primarily due to the Product Support acquisition and volume growth in our Parts Supply segment from our new parts distribution activities.

In addition, our Mobility business received a stop-work order from our U.S. Government customer on the Next Generation Pallet contract as the program was terminated for convenience by the customer in the first quarter of fiscal 2025. In conjunction with the termination, we recognized sales of $13.5 million reflecting the estimated recovery on our incurred costs.

Consolidated cost of sales increased $301.1 million, or 22.3%, over the prior year period which was largely in line with the consolidated sales increase of 21.9% discussed above.

Consolidated gross profit for the nine-month period ended February 28, 2025 increased $62.5 million, or 19.8%, over the prior year period. Gross profit on sales to commercial customers increased $52.8 million, or 22.6%, over the prior year period primarily due to the acquisition of the Product Support business. Gross profit margin on sales to commercial customers decreased to 19.6% from 19.8% in the prior year period primarily due to lower margins in our aftermarket parts trading activities.

Gross profit on sales to government customers increased $9.7 million, or 11.9%, over the prior year period. Gross profit on sales to government customers increased primarily due to strong demand and volume growth across our new parts distribution activities. Gross profit margin on sales to government customers decreased to 16.1% from 16.8% primarily due to exit-related costs and inefficiencies associated with the closing of our Garden City, New York component repair facility.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $52.9 million, or 24.3%, over the prior year period primarily due to increased costs of $65.3 million related to the previously disclosed FCPA investigations and settlement. This increase was partially offset by the de-recognition of the $11.2 million Russian legal liability resulting from the ruling which reversed the previous judgment against us.

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

Interest Expense

Interest expense for the nine-month period ended February 28, 2025 increased $32.7 million reflecting the impact of higher average borrowings used to fund investments in the business, including our acquisition of Product Support businesses in the fourth quarter of fiscal 2024. Our average borrowing rate was 6.66% for the nine-month period ended February 28, 2025 compared to 6.67% in the prior year period.

Income Taxes

Our income tax expense was $12.8 million for the nine-month period ended February 28, 2025 while our loss before income taxes was $8.7 million. The majority of the FCPA settlement charge is nondeductible for income tax purposes resulting in no income tax benefit.

Our income tax expense was $7.5 million for the nine-month period ended February 29, 2024 while our income before income taxes was $44.7 million. The effective income tax rate of 16.8% was impacted by the accelerated recognition of all unamortized net actuarial losses in Accumulated other comprehensive loss.

Operating Segment Results of Operations

Three-Month Periods Ended February 28/29, 2025 and 2024

Parts Supply Segment

	Three Months Ended February 28/29,
	2025	2024	% Change
Third-party sales	$270.7	$242.3	11.7%
Operating income	45.4	31.1	46.0%
Operating margin	16.8%	12.8%

Sales in the Parts Supply segment increased $28.4 million, or 11.7%, over the prior year quarter primarily due to a $25.7 million increase in sales in our new parts distribution activities from increased demand and growth from new and expanded distribution agreements. Whole asset sales in our aftermarket parts trading activities increased $22.2 million in the third quarter of fiscal 2025 from the prior year quarter.

Operating income in the Parts Supply segment increased $14.3 million, or 46.0%, over the prior year quarter, primarily due to the de-recognition of the $11.2 million Russian legal liability resulting from the ruling which reversed the previous judgment against us.

Repair & Engineering Segment

	Three Months Ended February 28/29,
	2025	2024	% Change
Third-party sales	$215.9	$140.8	53.3%
Operating income	19.0	11.5	65.2%
Operating margin	8.8%	8.2%

Sales in the Repair & Engineering segment increased $75.1 million, or 53.3%, over the prior year quarter primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 which contributed sales of $72.8 million inclusive of repair services transferred from our Garden City, New York location as part of our ongoing integration activities.

Operating income in the Repair & Engineering segment increased $7.5 million, or 65.2%, over the prior year quarter primarily due to the Product Support acquisition. Operating margin increased to 8.8% from 8.2% in the prior year quarter, reflecting the favorability of the higher margin Product Support business.

Integrated Solutions Segment

	Three Months Ended February 28/29,
	2025	2024	% Change
Third-party sales	$162.9	$165.5	(1.6)%
Operating income	9.6	8.6	11.6%
Operating margin	5.9%	5.2%

Sales in the Integrated Solutions segment decreased $2.6 million, or 1.6%, from the prior year quarter primarily due to lower government program activity.

Operating income in the Integrated Solutions segment increased $1.0 million, or 11.6%, over the prior year quarter. The increase was driven by improved profitability across our government programs partially offset by lower profitability across our commercial programs. Operating margin increased to 5.9% from 5.2% in the prior year quarter primarily due to the mix of products and services across our commercial and government programs.

Expeditionary Services Segment

	Three Months Ended February 28/29,
	2025	2024	% Change
Third-party sales	$28.7	$18.7	53.5%
Operating income	6.4	0.9	611.1%
Operating margin	22.3%	4.8%

Sales in the Expeditionary Services segment increased $10.0 million, or 53.5%, over the prior year period primarily due to higher sales volumes for pallets. In addition, we recognized sales of $4.0 million reflecting the revised estimated recovery on our incurred costs for the Next Generation Pallet contract that was terminated for convenience by the customer.

Operating income in the Expeditionary Services segment increased $5.5 million, or 611.1%, over the prior year quarter with the operating margin increased to 22.3% from 4.8% in the prior year quarter. These increases were attributable to the pallet-related items previously discussed.

Nine-Month Periods Ended February 28/29, 2025 and 2024

Parts Supply Segment

	Nine Months Ended February 28/29,
	2025	2024	% Change
Third-party sales	$794.1	$706.7	12.4%
Operating income	107.1	74.6	43.6%
Operating margin	13.5%	10.6%

Sales in the Parts Supply segment for the nine-month period ended February 28, 2025 increased $87.4 million, or 12.4%, over the prior year period primarily due to a $87.9 million increase in sales in our new parts distribution activities from increased demand and growth from new and expanded distribution agreements. Whole asset sales in our aftermarket parts trading activities increased $3.2 million over the prior year period.

Operating income in the Parts Supply segment increased $32.5 million, or 43.6%, over the prior year period primarily due to improved profitability from the increased sales volume within our new parts distribution activities. In addition, the de-recognition of the $11.2 million Russian legal liability contributed to the improved profitability.

Repair & Engineering Segment

	Nine Months Ended February 28/29,
	2025	2024	% Change
Third-party sales	$662.3	$423.7	56.3%
Operating income	62.9	31.9	97.2%
Operating margin	9.5%	7.5%

Sales in the Repair & Engineering segment for the nine-month period ended February 28, 2025 increased $238.6 million, or 56.3%, over the prior year period primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 which contributed sales of $221.8 million inclusive of repair services transferred from our Garden City, New York location as part of our ongoing integration activities. In addition, sales increased $26.6 million at our airframe maintenance facilities.

Operating income in the Repair & Engineering segment increased $31.0 million, or 97.2%, over the prior year period primarily due to the Product Support acquisition. Operating margin increased to 9.5% from 7.5% in the prior year period, reflecting the favorability of the higher margin Product Support business.

Integrated Solutions Segment

	Nine Months Ended February 28/29,
	2025	2024	% Change
Third-party sales	$495.2	$478.4	3.5%
Operating income	23.8	22.7	4.8%
Operating margin	4.8%	4.7%

Sales in the Integrated Solutions segment for the nine-month period ended February 28, 2025 increased $16.8 million, or 3.5%, over the prior year period primarily due to higher commercial program activity.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the nine-month period ended February 28, 2025, we recognized favorable cumulative catch-up adjustments of $2.4 million compared to net favorable cumulative catch-up adjustments of $2.7 million in the prior year period. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Operating income in the Integrated Solutions segment increased $1.1 million, or 4.8%, over the prior year period primarily due to improved profitability across our Trax software solutions. Operating margin increased to 4.8% from 4.7% in the prior year period primarily due to the mix of products and services across our commercial and government programs.

Expeditionary Services Segment

	Nine Months Ended February 28/29,
	2025	2024	% Change
Third-party sales	$74.4	$53.6	38.8%
Operating income	6.9	3.1	122.6%
Operating margin	9.3%	5.8%

Sales in the Expeditionary Services segment for the nine-month period ended February 28, 2025 increased $20.8 million, or 38.8%, over the prior year period. We recognized sales of $13.5 million reflecting the estimated recovery on our incurred costs for the Next Generation Pallet contract that was terminated for convenience by the customer.

Operating income in the Expeditionary Services segment increased $3.8 million, or 122.6%, over the prior year period with the operating margin increased to 9.3% from 5.8% in the prior year period. These increases were primarily attributable to the higher sales volume for pallets.

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

At February 28, 2025, our liquidity and capital resources included working capital of $989.6 million inclusive of cash of $84.4 million. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity discussed below, will provide ample liquidity to enable us to meet our cash requirements for at least the next 12 months and foreseeable future thereafter.

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

At February 28, 2025, borrowings outstanding under the Amended Revolving Credit Facility were $482.0 million and there were approximately $7.8 million of outstanding letters of credit, which reduced the availability under this facility to $335.2 million. There are no other terms or covenants limiting the availability of the Amended Revolving Credit Facility. As of February 28, 2025, we also had other financing arrangements that did not limit availability on our Amended Revolving Credit Facility, including foreign lines of credit of $9.2 million.

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

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our financing arrangements also generally require our significant domestic subsidiaries to provide a guarantee of payment. At February 28, 2025, we were in compliance with the financial and other covenants under each of our financing arrangements.

Sale of Receivables

We maintain a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150.0 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement expires after February 22, 2026, but, the Purchase Agreement may be terminated earlier under certain circumstances. The term of the Purchase Agreement is automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under Accounting

Standards Codification 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet. At February 28, 2025, we had utilized $13.4 million which reduced the availability under the Purchase Agreement to $136.6 million.

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

We currently expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Condensed Consolidated Balance Sheet as of February 28, 2025 included accounts receivable of $14.9 million, including $7.8 million past due, and contract assets of $10.0 million related to this customer.

Stock Repurchase Program

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. No repurchases were made during the three-month period ended February 28, 2025. Since inception of the renewal authorization, we have repurchased 2.2 million shares for an aggregate purchase price of $97.5 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows from Operating Activities

Net cash used in operating activities was $15.3 million in the nine-month period ended February 28, 2025 compared to cash provided of $19.1 million in the prior year period. The decrease in the cash provided by operating activities over the prior year of $34.4 million was primarily attributable to the $55.6 million payment associated with our FCPA settlement with the DOJ and SEC. This decrease was partially offset by working capital changes, including the timing of collections on our accounts receivable. During the third quarter of fiscal 2025, we received a $50 million prepayment from a customer for which $27.1 million remained as deferred revenue at February 28, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities was $16.9 million in the nine-month period ended February 28, 2025 compared to $26.8 million in the prior year period. The decrease in cash used in investing activities from the prior year of $9.9 million was primarily related to the sale of a building with proceeds of $4.7 million and the favorable resolution of post-closing, purchase price adjustments of $2.9 million for the Product Support business acquisition with both occurring in the current year period. In addition, we received $2.2 million of proceeds from the exit of our Indian joint venture in the current year period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $37.0 million in the nine-month period ended February 28, 2025 compared to $9.5 million in the prior year period. The increase in cash provided by financing activities over the prior year of $27.5 million was primarily related to higher borrowings on our Revolving Credit Facility in the current year period.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2024 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the third quarter of fiscal 2025.

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

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or operations for the quarter ended February 28, 2025.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2024. There were no significant changes during the quarter ended February 28, 2025.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2025. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2025 to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 16 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 16 to our Condensed Consolidated Financial Statements for the quarter ended February 28, 2025 contained in this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There have been no material changes in the risk factors disclosed in Part I. Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

Item 5 – Other Information

During the three months ended February 28, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6 – Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

3.	Articles of Incorporation and By-Laws	3.1	By-Laws of AAR CORP. (as amended and restated through January 22, 2025) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2025).

10.	Material Contracts	10.1

Fifth Amendment to Purchase Agreement, dated as of December 3, 2024, by and between AAR CORP., as seller representative, servicer and parent, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024).

		10.2*	Separation Agreement and Release by and between AAR CORP. and Tracey Patterson dated January 6, 2025 (filed herewith).

		10.3	Amendment No. 2 to Credit Agreement, dated as of February 27, 2025, by and among AAR CORP., as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (filed herewith).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification of Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification of Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification of Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification of Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2025 and May 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended February 28/29, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended February 28/29, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended February 28/29, 2025 and 2024, (v) Condensed Consolidated Statement of Changes in Equity for the three- and nine-months ended February 28/29, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	March 27, 2025	/s/ SEAN M. GILLEN
Sean M. Gillen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)